Form 10-K
period 2016-12-31
LEUCADIA NATIONAL CORP
filed 2017-02-27
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number:  1-5721
LEUCADIA NATIONAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

New York	13-2615557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2016 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $5,757,059,412.
On February 16, 2017, the registrant had outstanding 359,807,465 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 67.

PART I

Item 1.	Business.
Overview
Leucadia National Corporation ("Leucadia" or the "Company") is a diversified holding company focused on long-term value creation to maximize shareholder value. Our financial services businesses include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking, investment sales and servicing), FXCM (provider of online foreign exchange trading services), HomeFed (a publicly traded real estate company) and Foursight Capital (vehicle finance).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group (insurance and consumer products), Vitesse Energy and Juneau Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Idaho Timber (manufacturing), and Golden Queen (gold and silver mining project).  The structure of each of our investments was tailored to the unique opportunity each transaction presented.  Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.
We continuously review acquisitions of businesses, securities and assets that have the potential for significant long-term value creation, invest in a broad array of businesses, and periodically evaluate the retention and disposition of one or more of our existing businesses and investments.  Changes in the mix of our businesses and investments should be expected.
At December 31, 2016, we and our investee companies had approximately 36,000 full-time employees, of which approximately 13,000 were full-time employees of Leucadia and our consolidated subsidiaries.
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
Recent Events
In January 2017, we sold 100% of Conwed Plastics (“Conwed”) to Schweitzer-Mauduit International, Inc., (NYSE:SWM) for $295 million in cash plus potential earn-out payments over five years of up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. At December 31, 2016, the net book value of our investment in Conwed was $100.6 million. The pre-tax gain of approximately $180 million recognized upon closing will be reflected in our results of operations for the three months ended March 31, 2017.
Also in January 2017, we participated in a preferred equity financing for Linkem. Existing shareholders, along with funds managed by BlackRock, invested €100 million in cash in exchange for shares of Linkem to fund future expansion plans, of which Leucadia's share was €30 million. The financing was based on a pre-money valuation of €700 million (post-money valuation of €800 million) and our fully-diluted ownership post-transaction is 53%.
In September 2016, we completed the previously announced restructuring of our investment in FXCM Group, LLC ("FXCM"), in which we converted our participation rights to a direct equity interest in the operating business, agreed to shared board oversight, modified the loan terms to allow more time to optimize remaining asset sales, and adopted a long-term incentive plan for senior management. In accordance with this agreement, as of December 31, 2016, we have a 49.9% membership interest in FXCM and up to 65% of all distributions; we have appointed three directors from Leucadia and three have been appointed by FXCM Holdings, LLC ("FXCM Holdings"); the outstanding balance of the term loan, due January 2018, is $154.5 million; and FXCM has adopted a long-term incentive bonus plan, which is designed to incentivize FXCM senior management to maximize cash flow generation and the growth of the business.

Financial Services Businesses
The following provides more information about each of our financial services businesses and investments and our ownership percentages:

•	Jefferies, 100% (investment banking & capital markets);

•	Leucadia Asset Management, various (asset management);

•	FXCM, 49.9% (online foreign exchange trading);

•	HomeFed, 65% (45% voting) (real estate);

•	Berkadia, 50% (commercial mortgage banking, investment sales and servicing); and

•	Foursight Capital, 100% (vehicle finance).
Jefferies
Jefferies is a global full-service, integrated securities and investment banking firm. Jefferies largest subsidiary, Jefferies LLC, was founded in the U.S. in 1962 and its first international operating subsidiary, Jefferies International Limited, was established in the U.K. in 1986. On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation. Following the merger, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports.  As of November 30, 2016, Jefferies had 3,329 employees in the Americas, Europe, the Middle East and Asia. The net book value (assets less liabilities and noncontrolling interests) of our investment in Jefferies was $5.4 billion at December 31, 2016.
Equities
Equities Research, Sales and Trading
Jefferies provides its clients full-service equities research, sales and trading capabilities across global securities markets. Jefferies earns commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter (“OTC”) equity derivatives, convertible and other equity-linked products and closed-end funds. Jefferies equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe and the Middle East and Africa (“EMEA”); and Asia Pacific. Jefferies main product lines within the regions are cash equities, electronic trading, equity derivatives and convertibles. Jefferies clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through its global research team and sales force, Jefferies maintains relationships with its clients, distributes investment research and strategy, trading ideas, market information and analyses across a range of industries and receives and executes client orders. Jefferies equity research covers over 2,000 companies around the world and a further nearly 700 companies are covered by nine leading local firms in Asia Pacific with whom Jefferies maintains alliances.
Equity Finance
Jefferies Equity Finance business provides financing, securities lending and other prime brokerage services. Jefferies offers prime brokerage services in the U.S. that provide hedge funds, money managers and registered investment advisors with execution, financing, clearing, reporting and administrative services. Jefferies finances its clients’ securities positions through margin loans that are collateralized by securities, cash or other acceptable liquid collateral. Jefferies earns an interest spread equal to the difference between the amount Jefferies pays for funds and the amount Jefferies receives from its clients. Jefferies also operates a matched book in equity and corporate bond securities, whereby Jefferies borrows and lends securities versus cash or liquid collateral and earns a net interest spread. Jefferies offers selected prime brokerage clients the option of custodying their assets at an unaffiliated U.S. broker-dealer that is a subsidiary of a bank holding company. Under this arrangement, Jefferies directly provides its clients with all customary prime brokerage services.

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
Fixed Income
Fixed Income Sales and Trading
Jefferies provides its clients with sales and trading of investment grade corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, leveraged loans, high yield and distressed securities, emerging markets debt, interest rate derivative products, as well as foreign exchange trade execution. Jefferies is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International Limited is designated in similar capacities for several countries in Europe. Additionally, through the use of repurchase agreements, Jefferies acts as an intermediary between borrowers and lenders of short-term funds and obtains funding for various of its inventory positions. Jefferies trades and makes markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.
Jefferies strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, Jefferies fixed income desk strategists provide ideas and analysis across a variety of fixed income products.
Futures
In April 2015, Jefferies entered into a definitive agreement to transfer certain of its futures activities to Société Générale S.A. That transaction closed in the second quarter of 2015 and Jefferies completed the exit of its Futures business during the second quarter of 2016.
Investment Banking
Jefferies provides its clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. Jefferies services are enhanced by its industry expertise, its global distribution capabilities and its senior level commitment to its clients.
Approximately 760 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Jefferies industry coverage groups include Consumer & Retail; Energy; Financial Institutions; Healthcare; Industrials; Real Estate; Gaming & Lodging; Technology; Media and Telecommunications; Financial Sponsors; and Public Finance. Jefferies product coverage groups include equity capital markets; debt capital markets; and advisory, which includes both mergers and acquisitions and restructuring and recapitalization expertise. Jefferies geographic coverage groups include coverage teams based in major cities in the United States, Toronto, London, Frankfurt, Paris, Milan, Stockholm, Mumbai, Hong Kong, Singapore and Dubai.
Equity Capital Markets
Jefferies provides a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private equity placements, initial public offerings, follow-on offerings, block trades and equity-linked convertible securities transactions.
Debt Capital Markets
Jefferies provides a wide range of debt and acquisition financing capabilities for companies, financial sponsors and government entities. Jefferies focuses on structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal debt, mortgage- and other asset-backed securities, and liability management solutions.

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
Asset Management
Jefferies manages and provides services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. Jefferies is supporting and developing focused strategies managed by distinct management teams. Strategies currently offered to pension funds, insurance companies, sovereign wealth funds, and other institutional investors through these platforms include systematic quant and global equity event-driven. Jefferies partners with our asset management business in providing asset management services.
Competition
All aspects of Jefferies business are intensely competitive. Jefferies competes primarily with large global bank holding companies that engage in capital markets activities, but also with firms listed in the NYSE Arca Securities Broker/Dealer Index, other brokers and dealers, and investment banking firms. The large global bank holding companies have substantially greater capital and resources than Jefferies does. Jefferies believes that the principal factors affecting its competitive standing include the quality, experience and skills of its professionals, the depth of its relationships, the breadth of its service offerings, its ability to deliver consistently its integrated capabilities, and its culture, tenacity and commitment to serve its clients.
Regulation
Regulation in the United States. The financial services industry in which Jefferies operates is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures and swaps). In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”), are actively involved in the regulation of financial services businesses. The SEC, CFTC and self-regulatory organizations conduct periodic examinations of broker-dealers, investment advisers, futures commission merchants (“FCMs”) and swap dealers. The applicable self-regulatory authority for Jefferies activities as a broker-dealer is FINRA, and the applicable self-regulatory authority for Jefferies FCM activities is the NFA. Financial services businesses are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.
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
Regulatory Capital Requirements. Several Jefferies entities are subject to financial capital requirements that are set by regulation. Jefferies and Jefferies Execution Services, Inc. (“Jefferies Execution”), are registered broker-dealers and are subject to the SEC's Uniform Net Capital Rule (the "Net Capital Rule"). Jefferies and Jefferies Execution have elected to compute their minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit operations of Jefferies broker-dealers, such as underwriting and trading activities, that could require the use of significant amounts of capital, and may also restrict its ability to make loans, advances, dividends and other payments.

Jefferies is also registered as an FCM and is therefore subject to the minimum financial requirements for FCMs set by the CFTC. Jefferies as an FCM is required to maintain minimum net capital being the greater of $1.0 million or its risk-based capital requirements computed as 8% of the total risk margin requirement for positions carried by the FCM in customer accounts and non-customer accounts. Jefferies, as a dually registered broker-dealer and FCM, is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements.
Jefferies subsidiaries that are registered swap dealers will become subject to capital requirements under the Dodd-Frank Act once the relevant rules become final. For additional information see Item 1A. Risk Factors.
Jefferies Group LLC is not subject to any regulatory capital rules.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 26 to our consolidated financial statements for additional discussion of net capital calculations.
Regulation outside the United States. Jefferies is an active participant in the international capital markets and provides investment banking services internationally, primarily in Europe and Asia. As is true in the U.S., Jefferies subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency and the Monetary Authority of Singapore. Every country in which Jefferies does business imposes upon it laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform. For additional information see Item 1A. Risk Factors.
Leucadia Asset Management
During 2013, we formed Leucadia Asset Management ("LAM"), a registered investment adviser, through which we are developing focused alternative asset management businesses. As the adviser and/or general partner to various private investment funds or other types of investment vehicles, LAM provides advisory, portfolio management and operational services to accredited investors and/or qualified purchasers. Once an investment vehicle is formed, it is typical that we will be an initial or major investor.  LAM's revenues derive from management fees and/or performance fees based on investment returns generated for the investors, as well as the return on our invested capital. Our strategy is to grow third party assets under management, while earning management fees and a reasonable return on our capital until the capital is returned to us. Our LAM and other asset management strategies primarily include Folger Hill Asset Management LLC ("Folger Hill"), a multi-manager discretionary long/short equity hedge fund platform; Topwater Capital ("Topwater"), a first-loss product; 54 Madison Capital, LLC ("54 Madison"), which invests in real estate projects; CoreCommodity Management, an asset manager that focuses on commodities strategies; Tenacis Capital, a systematic macro investment platform; Lake Hill, an electronic trader in listed options and futures across asset classes; as well as several other smaller businesses.  In addition, several investment management businesses, including Jefferies Strategic Investments Division, operate under Jefferies and are included under our marketing of the LAM platform.
Folger Hill - In August 2014, we and Solomon Kumin established Folger Hill, which is registered as an investment adviser with the SEC. In March 2015, Folger Hill launched a multi-manager hedge fund which included a $400 million seed investment from us. The fund is a multi-manager discretionary long/short equity hedge fund platform that aims to deliver strong positive results with lower volatility and market correlation than typical equity long/short hedge funds. At December 31, 2016, assets under management totaled approximately $510 million. In January 2017, we invested $75 million in a separate account managed by Folger Hill Asia, which currently has assets under management of $175 million.
Topwater - In August 2013, we launched a "first-loss" product with Bryan Borgia and Travis Taylor. Starting in 2004, Topwater founders pioneered the first-loss model of investing, which offers a unique risk-reward trade-off for investors and a prudent way for hedge fund managers to run a managed account on attractive terms. Topwater is a multi-strategy, multi-manager investment partnership where each underlying investment manager contributes 10% of their own capital as a first-loss layer, shielding Topwater's investors from losses up to 10%. This unique structure provides a strong layer of principal protection. Regulatory assets under management totaled $658 million at December 31, 2016.
54 Madison - In August 2015, we and a team led by Henry Silverman launched 54 Madison, which manages a fund that provides equity capital for hotel, timeshare, resort, residential and specialty retail real estate development projects in core global markets. We made a capital commitment of $225.0 million to 54 Madison and through December 31, 2016 we have funded $114.9 million. Total fund commitments to 54 Madison from all investors total $500 million.

Jefferies Strategic Investments Division - The Strategic Investments Division ("SID") of Jefferies Investment Advisors, launched in 2010, provides investment advisory and portfolio management services to institutional clients. SID is a quantitative asset management group utilizing a range of systematic strategies applied to various global markets to create investment products primarily in the absolute return space. Its flagship funds are Jefferies Structured Alpha Fund, Jefferies Managed Futures Fund and the Grouper Market Neutral program. SID manages approximately $1.6 billion assets under management and has a team of forty individuals dedicated to its efforts.
FXCM
FXCM is a leading provider of online foreign exchange trading, contract for difference trading, spread betting and related services. Its mission is to provide global traders with access to the world's largest and most liquid market by offering innovative trading tools, hiring excellent trading educators, meeting strict financial standards and striving for the best online trading experience in the market.

In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a two-year senior secured term loan with rights to a variable proportion of certain future distributions. On September 1, 2016 we, FXCM Inc. and FXCM Holdings entered into an agreement that amended the terms of our loan and associated rights. Among other changes, the amendments extended the maturity of the term loan by one year to January 2018 to allow FXCM more time to optimize remaining asset sales ($154.5 million was outstanding under this loan at December 31, 2016); gave Leucadia a 49.9% common membership interest in FXCM, and up to 65% of all distributions; created a six-member board for FXCM, comprised of three directors appointed by Leucadia and three directors appointed by FXCM Holdings; put in place a long-term incentive program for FXCM's senior management; entered into a management agreement pursuant to which FXCM Holdings will manage the assets and day-to-day operations of FXCM and its subsidiaries; and gave FXCM Holdings the same right Leucadia has to require a sale of FXCM beginning in January 2018.

During February 2017, FXCM Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the NFA and the CFTC against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. The NFA settlement has no monetary fine and the CFTC settlement has a $7 million fine. As part of the settlements, FXCM U.S. will be withdrawing from business and has agreed to sell FXCM U.S.'s customer accounts to Gain Capital Holdings, Inc. FXCM U.S. generates approximately 20% of FXCM's revenue, but is not currently profitable. The proceeds from any sale of the U.S. accounts, net of closure and severance costs, as well as regulatory capital released after a sale, will be used to pay down the Leucadia term loan. As part of the settlement, Leucadia, FXCM Holdings and FXCM have amended the management and incentive compensation agreements, giving any three directors of the FXCM board the right to terminate management and any unvested incentive compensation at any time.

On February 21, 2017, Drew Niv resigned as the Chief Executive Officer of FXCM, although he will remain in an advisory position. Brendan Callan will become the interim Chief Executive Officer of FXCM and Leucadia's Jimmy Hallac will become Chairman of the Board of FXCM.

In addition, on February 21, 2017, Mr. Niv resigned from his positions as Chief Executive Officer and Chairman of the Board of FXCM Inc., but will remain as acting Chief Executive Officer of FXCM Inc. until his successor is identified. In addition, FXCM Inc. announced that it will be changing its name to Global Brokerage Inc. effective February 27, 2017.

We do not hold any interest in FXCM Inc., the publicly traded company and issuer of senior convertible notes. FXCM Inc. holds an economic interest of 68% in FXCM Holdings, LLC, which in turn holds 50.1% of FXCM Group, LLC. As more fully described above, we own the remaining 49.9% of FXCM Group, LLC, and our senior secured term loan is also with FXCM Group, LLC, which is a holding company for all of FXCM Group, LLC's affiliated operating subsidiaries. Net profits and proceeds generated by these subsidiaries, and from the sales of these subsidiaries, flow first to FXCM Group, LLC, where they are applied to the outstanding balance of our term loan and then, in accordance with the agreement described above, to us and FXCM Holdings, LLC. A portion of the profits and proceeds that flow to FXCM Holdings, LLC then flow to FXCM Inc., in accordance with its economic interest. We refer to FXCM Group, LLC as "FXCM."

Through the amendments on September 1, 2016, our derivative rights were exchanged for a 49.9% common membership interest in FXCM. We gained the ability to significantly influence FXCM through our common membership interest and our seats on the board of directors. As a result, we classify our equity investment in FXCM in our December 31, 2016 Consolidated Statement of Financial Condition as Loans to and investments in associated companies. The term loan is included in our December 31, 2016 Consolidated Statement of Financial Condition as Trading assets. The total amount of our term loan and common membership interest in FXCM at December 31, 2016 is $500.8 million, which is made up of $164.5 million for the term loan and $336.3 million for the common membership interest.

HomeFed Corporation
HomeFed is a developer and owner of residential and mixed-use real estate properties in California, New York, Florida, Virginia, South Carolina and Maine.  After many years in the entitlement process, the majority of HomeFed's assets are now either operating real estate or entitled land ready for sale. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  We own 65% of HomeFed’s common stock; however, our voting rights are limited such that we are not able to vote more than 45% of HomeFed’s total voting securities voting on any matter.  Resulting from a 1998 distribution to all of our shareholders, about 4.8% of HomeFed is beneficially owned by our Chairman, who also serves as HomeFed’s Chairman.  Our President is a Director of HomeFed.
At December 31, 2016, our investment had a net book value of $269.4 million and we report HomeFed as an equity investment in our financial statements.  HomeFed’s strategic priorities vary by project, ranging from pursuing further planning, entitlement and approval, to beginning construction, commencing sales, oversight and management of operating assets, and taking other steps to maximize profits.  HomeFed also continues to look for new opportunities both within, and outside of, the areas where it currently has projects under development.
Berkadia
Berkadia Commercial Mortgage LLC, and its associated entities, is a joint venture formed in 2009 with Berkshire Hathaway. Berkadia is a commercial real estate company providing capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial properties. We and Berkshire Hathaway each have a 50% equity interest in Berkadia.
Berkadia originates commercial real estate loans, primarily in respect of multi-family housing units, for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA using their underwriting guidelines, and will typically sell the loan to such entities shortly after it is funded.  Provided Berkadia adheres to their guidelines, these government-related entities must purchase the loan at the face amount plus accrued interest with Berkadia retaining the mortgage servicing rights.  In addition, as a condition to Fannie Mae’s delegation of responsibility for underwriting, originating and servicing of loans, Berkadia assumes a shared loss position throughout the term of each loan sold to Fannie Mae, with a maximum loss percentage of approximately one-third of the original principal balance. During 2016, Berkadia originated $12.8 billion in Fannie Mae, Freddie Mac, Ginnie Mae and FHA loans.  Berkadia also originates and brokers commercial/multifamily mortgage loans which are not part of the government agency programs.  During 2016, Berkadia closed $6.4 billion of loans in this capacity for life companies, conduits and other third-parties.
In addition, Berkadia originates loans for its own balance sheet. These loans provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third party (“Bridge loans”).  Bridge loans are typically floating rate loans with 1 to 3 year maturities. During 2016, Berkadia originated $223.3 million of such loans. Berkadia held $452.0 million of Bridge loans on its balance sheet at December 31, 2016.
Berkadia also provides services related to the acquisition and disposition of multifamily real estate projects, including brokerage services, asset review, market research, financial analysis and due diligence support.  During 2016, Berkadia closed over $7.7 billion in sales transactions.
Berkadia is a servicer of U.S. commercial real estate loans, performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions (“CMBS”), banks, insurance companies and other financial institutions.  Berkadia is an approved servicer of loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA.  As of December 31, 2016, Berkadia serviced approximately 20,000 loans with an unpaid principal balance of $224.2 billion.
As a servicer, Berkadia is frequently responsible for managing, on behalf of its investors and borrowers, the balances that are maintained in custodial accounts for the purposes of collecting and distributing principal and interest, and for managing and disbursing various reserve accounts related to the mortgaged properties among other things.  Berkadia derives certain economic benefits from administering these custodial accounts.  Such balances totaled in excess of $5.0 billion as of December 31, 2016.
Our only capital contribution to Berkadia, in the amount of $217.2 million, was made at the time Berkadia was formed in 2009.  Through December 31, 2016 we have received cumulative cash distributions of $494.6 million.  At December 31, 2016, the net book value of our investment in Berkadia was $184.4 million, and we report Berkadia as an equity investment in our financial statements.  Berkadia's strategic priorities include continued value creation by growing origination and sales advisory volumes, and expanding servicing engagements with third parties.
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
Foursight Capital
In 2012, we partnered with an experienced management team in the indirect auto finance market to start Foursight Capital, of which we own 100%. Foursight Capital purchases automobile installment contracts originated by franchised and independent dealerships in conjunction with the sale of new and used automobiles and services these loans throughout the life cycle. In 2016, Foursight originated $250.0 million in auto loans, up from $215.0 million in 2015. Additionally, Foursight Capital is managing the wind down of the Chrome Capital portfolio, which was refinanced in the fourth quarter of 2016 with a new debt facility. The net book value of our investment in Foursight Capital was $78.7 million at December 31, 2016.
Merchant Banking
The following provides more information about certain of our other subsidiaries and investments and our ownership percentages, including:

•	National Beef, 79% (beef processing);

•	HRG, 23% (insurance and consumer products);

•	Vitesse Energy, 96% (oil and gas exploration and development);

•	Juneau Energy, 98% (oil and gas exploration and development);

•	Garcadia, about 75% (automobile dealerships);

•	Linkem, 57% fully-diluted (42% voting) (fixed wireless broadband services);

•	Golden Queen, 35% (a gold and silver mining project); and

•	Idaho Timber, 100% (manufacturing).
National Beef
National Beef is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the fed cattle slaughter market.  National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets.  Based in Kansas City, Missouri, National Beef had approximately 8,140 employees at December 31, 2016 and generated total revenues of $7.0 billion in 2016.  We purchased National Beef in 2011 and own 78.9%.
The largest share of National Beef’s revenue, about 91%, is generated from the sale of boxed beef products.  National Beef also generates revenues through value-added production with its consumer-ready products.  In addition, National Beef operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  Other streams of revenue include sales through its subsidiary,  Kansas City Steak Company, LLC, which sells portioned beef and other products directly to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for National Beef and a variety of other customers. National Beef’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.
The net book value of our investment in National Beef was $629.8 million at December 31, 2016.
Sales and Marketing
National Beef markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers, further processors and the U.S. military.  In addition, National Beef sells beef by-products to the medical, feed processing, fertilizer and pet food industries.  National Beef exports products to more than 20 countries; in 2016, export sales represented approximately 10.8% of revenues.  The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.
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
Raw Materials and Procurement
The primary raw material for the beef processing plants is live cattle. Live cattle prices change daily based on supply and demand for beef and other proteins, cattle inventory levels, weather and other factors.
National Beef has entered into a cattle supply agreement with U.S. Premium Beef, LLC (“USPB”), the current owner of a 15.1% interest in National Beef, which sold a substantial portion of its ownership interest to us.  USPB has agreed to supply, and National Beef has agreed to purchase through USPB from the members of USPB, 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to USPB.  National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  During 2016, National Beef purchased approximately 27.2% of the total cattle it processed from USPB members pursuant to the cattle supply agreement.  National Beef also purchased additional cattle from certain USPB members outside of the cattle supply agreement as well as from hundreds of other cattle suppliers.
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
Regulation and Environmental
National Beef’s operations are subject to extensive regulation by the U.S. Department of Agriculture ("USDA") including its Food Safety and Inspection Service (“FSIS”) and its Grain Inspection, Packers and Stockyards Administration (“GIPSA”), the Food and Drug Administration (“FDA”), the U.S. Environmental Protection Agency (“EPA”) and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products.
National Beef is subject to the Packers and Stockyards Act of 1921 (“PSA”).  Among other things, this statute generally requires National Beef to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price.  Under the PSA, National Beef must hold in trust for the benefit of unpaid cash livestock suppliers all receivables, inventory and proceeds derived from National Beef's sale of such cattle until the sellers have received full payment.  In addition, pursuant to PSA rules, at December 31, 2016, National Beef has obtained from an insurance company a surety bond in the amount of $50.4 million as a measure of protection for livestock sellers.
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
Employees
Of National Beef’s 8,140 employees, approximately 5,325 are represented by collective bargaining agreements.  Approximately 2,625 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2017, approximately 2,475 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2021, and another approximately 225 employees at the St. Joseph plant are represented by the United Cereal Workers (R.W.D.S.U./U.F.C.W.) under a collective bargaining agreement scheduled to expire in June 2019.
HRG Group
HRG Group, Inc. ("HRG") is a publicly traded (NYSE: HRG) holding company that primarily owns approximately 58% of Spectrum Brands, a publicly traded (NYSE: SPB) global consumer products company; an approximately 80% ownership stake in Fidelity & Guaranty Life ("FGL"), a publicly traded (NYSE: FGL) life insurance and annuity products company; and Front Street, a long-term reinsurance company. On November 8, 2015, FGL and Anbang Insurance Group Co., Ltd. ("Anbang") entered into a definitive merger agreement pursuant to which Anbang will acquire FGL for $26.80 per share in cash. In February 2017, FGL and Anbang amended the merger agreement which extends the outside termination date to April 17, 2017. The amendment also gives FGL the right to solicit, respond to, evaluate and negotiate competing offers, but provides that FGL may not sign a competing definitive agreement prior to the termination date.
As of December 31, 2016, we own 46.6 million common shares of HRG, representing about 23% of its outstanding common shares, which we reflect in our financial results at fair value.  In addition, we have designated two directors on HRG’s board, one of whom is our Chairman, who also serves as HRG's Chairman.  At December 31, 2016, the book value of our holdings in HRG is $725.1 million and our cost was $475.6 million.
Oil and Gas
During May 2014, we formed Vitesse Energy, LLC ("Vitesse"), a non-operating owner of oil and gas properties in the core of the Bakken Shale oil field in North Dakota and Montana and the Denver-Julesburg Basin in Wyoming.  We own 96% of Vitesse, which acquires producing and undeveloped leasehold properties. Vitesse participates in the drilling and completion of lower risk new wells on our leaseholds thereby converting our leaseholds into cash flow producing assets.  Vitesse has acquired approximately 21,000 net acres of Bakken leasehold and has an interest in 1,329 producing wells (35 net wells) and 428 gross wells (15 net wells) that are currently drilling or permitted for drilling. In the third quarter of 2016, Vitesse acquired interests in 31 wellbores, which were drilled but not yet completed, in the Denver-Julesburg Basin. We expect all of those wells to be completed and producing positive cash flow in 2017. Our strategic priorities for Vitesse are to selectively add to our core acreage, participate in future development in our core areas, increase cash flow from new well development, and profitably sell selective assets when appropriate.
During February 2014, we made our first investment in Juneau Energy, LLC ("Juneau"). We own 98% of Juneau. Juneau currently has acreage and producing wells in Brazos County and acreage in Houston and Grimes counties in East Texas. During 2016, the management of Juneau was transferred to the Vitesse team. Juneau subsequently partnered with Lonestar Resources US Inc. (NASDAQ: LONE) ("Lonestar"), an accomplished Eagle Ford operator, and sold 50% of its interest in its two East Eagle Ford wells that Juneau drilled and completed in late 2015 to Lonestar for equity and interests in Lonestar oil and gas properties and invested $25 million in Lonestar in exchange for $25 million principal amount of secured second lien notes and warrants. In addition, Lonestar has agreed to pool and develop Juneau's and its own acreage in the East Eagle Ford. In December 2016, Lonestar repurchased $21 million principal amount of these secured second lien notes and in January 2017, Juneau sold the remaining $4 million to a third party. Our strategic priorities include the development of our pooled acreage in the East Eagle Ford, partnering with other proven operators in Juneau's other leaseholds outside of the East Eagle Ford and selectively selling assets.
At December 31, 2016, we have made cumulative cash investments of $590.0 million in Vitesse and Juneau and the net book value of our oil and gas investments is $469.0 million.

Garcadia
Garcadia is a joint venture between us and Garff Enterprises, Inc. ("Garff"), which is owned by members of a family that has operated car dealerships for over 85 years. Garcadia owns and operates 28 domestic and foreign automobile dealerships in California, Iowa, Texas, and Michigan.  We and Garff have equal board representation and equal votes on all matters affecting Garcadia, and all cash flows from Garcadia are allocated 65% to us and 35% to Garff, with the exception of one dealership from which we receive 83% of all cash flows and four other dealerships from which we receive 71% of all cash flows.  Garcadia’s strategy is to acquire automobile dealerships in primary or secondary market locations meeting its specified return criteria.  During 2016 we received cash distributions from Garcadia's dealerships of $52.6 million.
In addition, we own parcels of land that are leased to certain dealerships.  During 2016 we received rent payments related to these leases of $9.0 million.  At December 31, 2016, the net book value of our investment in Garcadia was $185.8 million and our net investment in the parcels of land leased to the dealerships was $20.9 million, net of $55.7 million in mortgage debt.
Linkem
Linkem S.p.A. is a fixed wireless broadband service provider in Italy.  Unlike the U.S. and most of Western Europe, Italy does not have a national cable television system; as a result, Italy’s broadband penetration rate is among the lowest in Europe. Linkem offers residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band.
Our initial investment in Linkem was made in July 2011.  Since that time, we have funded most of Linkem’s growth and become its largest shareholder.  As of December 31, 2016, we own about 42% of Linkem’s common shares and 5% preferred stock convertible in 2020 (dividends can be paid in cash or in kind).  On an if-converted basis, we effectively owned 57% of the common shares of Linkem at December 31, 2016.
Linkem owns or has exclusive rights to spectrum holdings of 84MHz covering over 80% of the population of Italy and at least 42MHz covering all of Italy. At December 31, 2016, Linkem’s network includes base stations deployed on over 2,000 wireless towers that can reach 60% of Italian households.  Linkem has over 403,000 subscribers for its services.  Linkem has been aggressively deploying LTE since the fourth quarter of 2014 with 96% of its base stations now LTE-enabled. LTE, provides subscribers with faster download speeds and improved service compared to DSL, the most popular broadband alternative. Linkem plans to increase its network coverage across Italy over the coming years as it adds subscribers; expansion and customer acquisition costs are expected to result in operating losses over the next couple of years.
Through December 31, 2016, we had invested $292.5 million in Linkem and the net book value of our investment was $154.0 million at December 31, 2016. In January 2017, we participated in a preferred equity financing for Linkem. Existing shareholders, along with funds managed by BlackRock, invested €100 million in cash in exchange for shares of Linkem to fund future expansion plans, of which Leucadia's share was €30 million. The financing was based on a pre-money valuation of €700 million (post-money valuation of €800 million) and our fully-diluted ownership post-transaction is 53%.
Golden Queen Mining Company
Golden Queen is a joint venture between Golden Queen Mining Co., Ltd. (“GQM”) and Gauss LLC.  We own 70% of Gauss, which in turn owns 50% of the joint venture, giving us an effective 35% interest in Golden Queen. Golden Queen developed and operates the Soledad Mountain Project, an open pit, heap leach gold and silver mining project located in Kern County, California.  The project uses conventional open pit mining methods, cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore.  Gold and silver mining activities commenced in March 2016. GQM is a Canadian company that has been developing and exploring its mineral properties at Soledad Mountain since 1985.  GQM is publicly traded on both the Toronto Stock Exchange (“GQM”) and on the OTCQX International (“GQMNF”) markets.
We have invested $83.0 million in Golden Queen.  The net book value of our investment was $78.5 million at December 31, 2016.
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
The net book value of our investment was $76.6 million at December 31, 2016.

Financial Information about Segments
Our operating segments consist of the consolidated businesses discussed above, which offer different products and services and are managed separately.  Our three reportable segments, based on both qualitative and quantitative requirements, are Jefferies, National Beef, and Corporate and other.  All other businesses and investments consist of our other financial services businesses and investments and our other merchant banking businesses and investments.  Our other financial services businesses and investments include the Leucadia Asset Management platform, Foursight Capital, and our investments in Berkadia, HomeFed and FXCM. Our other merchant banking businesses and investments primarily include Idaho Timber, Conwed, Vitesse, Juneau, real estate, and our investments in HRG, Linkem, Garcadia, and Golden Queen. Our financial information regarding our reportable segments is contained in Note 30, in our consolidated financial statements.
Information about Leucadia on the Internet
The following documents and reports are available on or through our website (www.leucadia.com) as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC:

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
Our business is subject to a number of risks.  You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common shares.  The risks set out below are not the only risks we face.  In addition to the specific risks mentioned in this report, we may also be affected by other factors that affect businesses generally such as global or regional changes in economic, business or political conditions, acts of war, terrorism or natural disasters. If any of such risks occur, our business, financial condition and results of operations could be materially adversely affected.  In such case, the trading price of our common shares could decline, and you may lose all or part of your investment.
Future acquisitions and dispositions of our businesses and investments are possible, changing the components of our assets and liabilities, and if unsuccessful or unfavorable, could reduce the value of our common shares.  Any future acquisitions or dispositions may result in significant changes in the composition of our assets and liabilities, as well as our business mix and prospects.  Consequently, our financial condition, results of operations and the trading price of our common shares may be affected by factors different from those affecting our financial condition, results of operations and trading price at the present time.
We face numerous risks and uncertainties as we expand our business.  We expect the growth and development of our business to come primarily from internal expansion and through acquisitions, investments, and strategic partnering.  As we expand our business, there can be no assurance that financial controls, the level and knowledge of personnel, operational abilities, legal and compliance controls and other corporate support systems will be adequate to manage our business and growth.  The ineffectiveness of any of these controls or systems could adversely affect our business and prospects.  In addition, if we acquire new businesses and introduce new products, we face numerous risks and uncertainties integrating their controls and systems, including financial controls, accounting and data processing systems, management controls and other operations.  A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.
Certain business initiatives, including expansions of existing businesses, may bring us into contact directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes and new markets.  These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held.
Our business, financial condition and results of operations are dependent upon those of our individual businesses, and our aggregate investment in particular industries. We are a holding company with investments in businesses and assets in a number of industries.  Jefferies is our largest investment and we have significant additional investments in the financial services industry.  Our business, financial condition and results of operations are dependent upon our various businesses and investments.  Any material adverse change in one of our businesses or investments, or in a particular industry in which we operate or invest, may cause material adverse changes to our business, financial condition and results of operations.  The more capital we devote to a particular investment or industry may increase the risk that such investment could significantly impact our financial condition and results of operations, possibly in a material adverse way.
Conditions in the financial markets and the economy may adversely impact our businesses and investments.  These include economic conditions that may be specific to the industries in which our businesses and investments operate, as well as a general economic slowdown, prolonged recession or other market downturn or disruption. Adverse impacts may include the following:

•
A market downturn could lead to a decline in client and customer activity levels, and therefore a decline in services provided, causing reduced revenues from fees, commissions, spreads and other forms of revenue.

•	Adverse changes in the market could lead to decreases in the value of our holdings, both realized and unrealized.

•
Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds. The build out of our asset management business could also be impacted as adverse conditions could lead to a decrease in new capital raised and may cause investors to withdraw their investments and commitments. Even in the absence of a market downturn, below-market investment performance by funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.

•
Limitations on the availability of credit, such as occurred during 2008, can affect the ability of our businesses and investments to borrow on a secured or unsecured basis, which may adversely affect liquidity and results of operations. Global market and economic conditions have been particularly disrupted and volatile in the last several years and may be in the future. Cost and availability of funding could be affected by illiquid credit markets and wider credit spreads.

•	Changes in tax law could impact our ability to utilize our deferred tax assets, decrease current and anticipated cash flows, or prompt revisions to compensation arrangements.

•
Should one or more of the competitors of our businesses or investments fail, business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with, and lenders to cease extending credit to, our businesses and investments, which could adversely affect our operations, funding and liquidity.

•
Unfavorable economic conditions could have an adverse effect on the demand for new loans and the servicing of loans originated by third parties, which would have an adverse impact on the operations and profitability of some of our financial services businesses and investments.

The U.K. exit from the European Union could adversely affect our businesses and investments. The referendum held in the U.K. on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. Such an exit from the European Union is unprecedented and it is unclear how the U.K.’s access to the EU Single Market, and the wider trading, legal and regulatory environment in which our businesses and investments, their customers and their counterparties operate, will be impacted and how this will affect us and the global macroeconomic environment. The uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact customer and investor confidence, result in additional market volatility, and adversely affect Jefferies, FXCM, Linkem, as well as certain of HRG's subsidiaries, particularly those with operations or customers in Europe.
Unfounded allegations could result in share price volatility and price declines in debt securities and loss of revenue, clients, and employees.  Our reputation and business activity, and that of our businesses and investments, can be affected by statements and actions of third parties, even false or misleading statements by them.  While Jefferies has been subjected to such unfounded allegations in the past, and was able to dispel such rumors, its debt-securities prices suffered extreme volatility.  In addition, Jefferies operations in the past have been impacted as some clients either ceased doing business or temporarily reduced the level of business they do, thereby decreasing Jefferies revenue stream.  Although Jefferies was able to reverse the negative impact of past unfounded allegations and false rumors, there is no assurance that we, Jefferies, or any of our other businesses or investments, would be able to do so successfully in the future and the potential failure to do so could have a material adverse effect on our business, financial condition and liquidity.

Jefferies and Leucadia Asset Management may incur losses if their risk management is not effective. Jefferies and Leucadia Asset Management seek to monitor and control their risk exposure. Their risk management processes and procedures are designed to limit their exposure to acceptable levels as they conducts their businesses. Jefferies applies a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of its business activities. The size of the limit reflects Jefferies’ risk tolerance for a certain activity. The framework includes inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, value-at-risk, sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital, and performance analysis. While Jefferies and Leucadia Asset Management employ various risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application, including risk tolerance determinations, cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As a result, Jefferies and Leucadia Asset Management may incur losses notwithstanding their risk management processes and procedures.
Recent legislation and new and pending regulation may significantly affect Jefferies or our other businesses and investments.  In recent years, there has been significant legislation and increased regulation affecting the financial services industry.  In addition, there has also been recent discussions of proposed legislative and regulatory changes that would also affect the financial services industry. These legislative and regulatory initiatives affect not only Jefferies, Leucadia Asset Management, FXCM, and Berkadia, but also their competitors and certain of their clients and customers.  These changes could have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business.  Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.
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
A credit rating agency downgrade could significantly impact our businesses.  We and Jefferies have credit ratings issued by various credit rating agencies.  Maintaining our credit ratings is important to our and Jefferies business and financial condition.  We advised certain credit rating agencies that we would target specific concentration, leverage and liquidity principles, expressed in the form of certain ratios and percentages.  Our failure to meet these ratios and percentages may trigger a ratings downgrade.  We and Jefferies intend to access capital markets and issue debt securities from time to time, and a ratings downgrade may decrease demand for such offered security.  A decrease in demand would not only make a successful financing more difficult, but also increase our respective capital costs.  Similarly, our and Jefferies access to other forms of credit may be limited and our respective borrowing costs may increase if our or Jefferies credit ratings are downgraded.  A downgrade could also negatively impact our and Jefferies outstanding debt prices and our stock price.  In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, a ratings downgrade could cause us or Jefferies to provide additional collateral to counterparties, exchanges and clearing organizations which would negatively impact our and Jefferies liquidity and financial condition.  There can be no assurance that our or Jefferies credit ratings will not be downgraded.
In addition, if Berkadia does not maintain specified servicer ratings from the credit rating agencies, customers would have the right to terminate their mortgage servicing agreements.  If mortgage servicing agreements were terminated as a result of a servicer ratings downgrade, we could lose a significant portion of the value of our equity investment.

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
Jefferies operations rely on the secure processing, storage and transmission of confidential and other information in Jefferies computer systems and networks. Although Jefferies takes protective measures and devotes significant resources to maintaining and upgrading its systems and networks with measures such as intrusion and detection prevention systems, monitoring firewall to safeguard critical business applications and supervising third party providers that have access to its systems, Jefferies computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. Additionally, if a client’s computer system, network or other technology is compromised by unauthorized access, Jefferies may face losses or other adverse consequences by unknowingly entering into unauthorized transactions. If one or more of such events occur, this potentially could jeopardize Jefferies or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks. Furthermore, such events may cause interruptions or malfunctions in Jefferies, its clients’, its counterparties’ or third parties’ operations, including the transmission and execution of unauthorized transactions. Jefferies may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and Jefferies may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by Jefferies. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. Similar to other firms, Jefferies and its third party providers continue to be the subject of attempted unauthorized access, computer viruses and malware, and cyber attacks designed to disrupt or degrade service or cause other damage and denial of service. Additional challenges are posed by external parties, including foreign state actors. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale.
Jefferies is also subject to laws and regulations relating to the privacy of the information of its clients, employees or others, and any failure to comply with these regulations could expose Jefferies to liability and/or reputational damage. In addition, Jefferies' businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which it operates. Compliance with these laws and regulations may require Jefferies to change its policies, procedures and technology for information security, which could, among other things, make Jefferies more vulnerable to cyber attacks and misappropriation, corruption or loss of information or technology.
Jefferies business is subject to significant credit risk.  In the normal course of Jefferies businesses, Jefferies is involved in the execution, settlement and financing of various customer and principal securities and derivative transactions.  These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance.  Although transactions are generally collateralized by the underlying security or other securities, Jefferies still faces the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended and collateral has not been secured or the counterparty defaults before collateral or margin can be adjusted.  Jefferies may also incur credit risk in its derivative transactions to the extent such transactions result in uncollateralized credit exposure to counterparties.
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
The prices and availability of key raw materials affects the profitability of our beef processing and manufacturing operations.  The supply and market price of cattle purchased by National Beef are dependent upon a variety of factors over which National Beef has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  A decline in the supply of fed cattle available for National Beef’s Brawley facility was a key factor in the 2013 decision to close National Beef's Brawley plant.  The cost of raw materials used by our manufacturing businesses have fluctuated over time as a result of a variety of factors. Although our manufacturing businesses are not currently experiencing any shortage of raw materials, if such shortages occur, revenues and profitability could decline.
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
National Beef’s exports expose it to political and economic risks in the U.S. and foreign countries, as well as to risks related to currency fluctuations.  Approximately 10.8% of National Beef’s annual sales are export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China (for hides), Taiwan, Italy and Egypt, and on average these sales have a higher margin than domestic sales of similar products.  A reduction in international sales could adversely affect revenues and margins.  Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with National Beef; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements.  The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.
National Beef incurs substantial costs to comply with environmental regulations and could incur additional costs as a result of new regulations or compliance failures that result in civil or criminal penalties, liability for damages and negative publicity.  National Beef’s operations are subject to extensive and stringent environmental regulations administered by the EPA and state, local and other authorities with regards to water usage, wastewater and storm water discharge, air emissions and odor, and waste management and disposal.  Failure to comply with these laws and regulations could have serious consequences, including criminal, civil and administrative penalties and negative publicity.  In addition, National Beef incurs and will continue to incur significant capital and operating expenditures to comply with existing and new or more stringent regulations and requirements.  All of National Beef’s processing facilities procure wastewater treatment services from municipal or other regional governmental agencies that are in turn subject to environmental laws and permit limits regarding their water discharges.  As permit limits are becoming more stringent, upgrades and capital improvements to these municipal treatment facilities are likely.  In locations where National Beef is a significant volume discharger, it could be asked to contribute toward the costs of such upgrades or to pay significantly increased water or sewer charges to recoup such upgrade costs.  National Beef may also be required to undertake upgrades and make capital improvements to its own wastewater pretreatment facilities, the cost of which could be significant.  Compliance with environmental regulations has had and will continue to have a significant impact on National Beef’s cash flows and profitability.  In addition, under most environmental laws, most notably the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and analogous state laws, National Beef could be held liable for the cost to investigate or remediate any contamination at properties it owns or operates, or as to which it arranges for the disposal or treatment of hazardous substances, as such liability is imposed without regard to fault.
National Beef is subject to extensive governmental regulation and noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, cash flows and results of operations.  National Beef’s operations are subject to extensive regulation and oversight by the USDA, including its FSIS and GIPSA agencies, the FDA, and other federal, state, local and foreign authorities regarding the procurement of cattle and the processing, packaging, storage, safety, distribution, advertising and labeling of its products.  Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA.  National Beef is also subject to a variety of immigration, labor and worker safety laws and regulations, including those relating to the hiring and retention of employees.  Failure to comply with existing or new laws and regulations could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims.  These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.
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

Uncertainties inherent in HRG’s business and operations could impact the realizability of the full value of our investment.  As a holding company, HRG is subject to risks and uncertainties across the industries in which it invests.  It is also subject to risks associated with its holding company structure, which include potential difficulties or limitations in receiving distributions from its subsidiaries, and the risk that acquisitions, dispositions or integrations of subsidiaries may not be successful.  The overall profitability of HRG is directly contingent on the profitability of its subsidiaries, which are subject to a number of specific risks, not limited to: substantial indebtedness and restrictive covenants within Spectrum Brands; operation of FGL in a highly regulated industry subject to numerous restrictions and regulations, including the recent "fiduciary" rule released by the Department of Labor in April 2016, which could have a material impact on its business model; the potential that HRG's agreed upon sale of FGL to Anbang may not close; and the reliance by Salus Capital on limited resources during its wind-down. We hold about 23% of the common shares of HRG and we record our investment at fair value.  As we do not control HRG, its management may make decisions that are not in our best interest.  HRG could decide to issue additional common shares, which would dilute our current ownership.  Additionally, changes in the market price of HRG shares may lead to volatility in our results of operations.  For additional risk factors concerning HRG, see its SEC filings.
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

We do not have the power to direct the activities that most significantly impact FXCM’s performance therefore its management may make decisions that are not in our best interest. It is difficult to anticipate all of the ramifications of the recent regulatory settlement between the NFA, the CFTC, FXCM Holdings, FXCM U.S., and certain of its principals, including the impact to its relationships with customers, regulators outside of the U.S., and other entities with which the subsidiaries of FXCM transact, any of which could materially impact the value of our investment in FXCM. For additional risk factors concerning FXCM, see FXCM Inc.'s SEC filings.
The performance of our oil and gas exploration and development investments, Juneau and Vitesse, is impacted by uncertainties specific to the oil and gas industry which we cannot control.  This oil and gas industry, by its nature, involves a high degree of risk.  The value of these investments may be impacted by changes in the prices of oil, gas and natural gas liquids, which are affected by local, regional and global events or conditions that affect supply and demand and which have a history of significant price volatility.  These investments are also exposed to changes in regulations affecting the industry, which could increase our cost of compliance, increase taxes or reduce or delay business opportunities.  In addition, there are numerous uncertainties inherent in the estimation of future oil and gas production and future income streams associated with production.  As a result, actual results could materially differ from those we currently anticipate and our ability to profitably grow these investments could be adversely affected.
Declines in the U.S. housing market may reduce revenues of our manufacturing businesses.  Our manufacturing operations, particularly Idaho Timber, generate significant revenues when the U.S. housing market is strong.  If the U.S. housing market were to decline, Idaho Timber's revenues and profitability would be adversely impacted.
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
Certain loan programs expose Berkadia to credit and interest rate risk that it is not subject to with its government agency lending programs.  Unlike its government agency lending programs, Berkadia makes certain short term, floating rate bridge loans ("Bridge Loans") which are held on Berkadia's balance sheet and not intended for sale and may from time to time originate loans for sale into commercial mortgage-backed securitizations ("CMBS Loans"). Berkadia cannot be assured it will be able to sell CMBS Loans and Bridge Loans at par value to a third-party without any exposure to credit or interest rate risk.  If for any reason Berkadia is unable to sell a CMBS Loan into the securitization market or if a borrower is unable to refinance a Bridge Loan, Berkadia will retain all risks associated with such loan for as long as it owns the loan.  Berkadia may be forced to foreclose on defaulted loans and suffer a loss, or to sell loans to a third party at a discount, either of which would reduce Berkadia’s profitability and cash flows. As of December 31, 2016, the aggregate amount of Bridge Loans on Berkadia's balance sheet was $452.0 million. Berkadia did not originate any CMBS Loans in 2016 and as of December 31, 2016 had no such loans held for sale.
If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, we would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway.  Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia.  All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and a Berkshire Hathaway corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, we would suffer losses to the extent of our reimbursement obligation to Berkshire Hathaway.  As of December 31, 2016, the aggregate amount of commercial paper outstanding was $1.47 billion.
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
From time to time we may invest in illiquid securities that are subject to standstill agreements or are otherwise restricted.  From time to time we may invest in securities that are subject to restrictions which prohibit us from selling the subject securities for a period of time. Such agreements may limit our ability to generate liquidity quickly through the disposition of the underlying investment while the agreement is effective.
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
We rely on the security of our information technology systems and those of our third party providers to protect our proprietary information and information of our customers. Some of our businesses involve the storage and transmission of customers’ personal information, consumer preferences and credit card information.  While we believe that we have implemented protective measures to effectively secure information and prevent security breaches, and we continue to assess and improve these measures, our information technology systems have been and may continue to be vulnerable to unauthorized access, computer hacking, computer viruses or other unauthorized attempts by third parties to access the proprietary information of our customers.  Information technology breaches and failures could disrupt our ability to function in the normal course of business resulting in lost revenue, the disclosure or modification of sensitive or confidential information and the incurrence of remediation and notification costs, resulting in legal and financial exposure.  Moreover, loss of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.
Legal liability may harm our business. Many aspects of our businesses involve substantial risks of liability, and in the normal course of business, we have been named as a defendant or codefendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our businesses, including expansions into new products or markets, impose greater risks of liability. In addition, unauthorized or illegal acts of our employees could result in substantial liability. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our businesses and our prospects. Although our current assessment is that, other than as disclosed in this report, there is no pending litigation that could have a significant adverse impact, if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our financial statements.
We may be adversely affected by changes in U.S. and non-U.S. tax laws in the countries in which we operate. The U.S. Congress and the President of the U.S. have indicated a desire to reform the U.S. corporate income tax. As part of any tax reform, it is possible that the U.S. corporate income tax rate may be reduced. Additionally, there may be other potential changes including modifying the taxation of income earned outside the U.S., and/or limiting or eliminating various other deductions, credits or tax preferences. At this time, it is not possible to measure the potential impact on the value of our deferred tax assets (the value of which would be reduced approximately proportionately to any reduction in the U.S income tax rates), business, prospects or result of operations that might result upon enactment.
We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.  At December 31, 2016, we have recognized net deferred tax assets of $1.5 billion.  If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax asset.  If we are unable to generate sufficient taxable income prior to the expiration of our federal income tax net operating loss carryforwards (“NOLs”), the NOLs would expire unused.  Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions.  Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity.  In addition, if U.S. federal income tax rates are lowered, we would be required to reduce our net deferred tax asset with a corresponding non-cash reduction to earnings during the period.
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
Jefferies maintains additional offices in over 30 cities throughout the world including its European headquarters in London and its Asian headquarters in Hong Kong. In addition, Jefferies maintains backup data center facilities with redundant technologies for each of its three main data center hubs in Jersey City, London and Hong Kong.  Jefferies leases all of its office space, or contract via service arrangement, which management believes is adequate for its business.
National Beef’s processing facilities, which are the principal properties used in its business, are described in Item 1 of this report.  National Beef also leases corporate office space in Kansas City, Missouri for its headquarters facility.
Idaho Timber’s plants, which are the principal properties used in its business, are described in Item 1 of this report.
Our businesses lease numerous other manufacturing, warehousing, office and headquarters facilities.  The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options.  See Note 25 to our consolidated financial statements.

Item 3.	Legal Proceedings.
The information required by this Item 3 is incorporated by reference from the “Contingencies” section in Note 25 in the Notes to consolidated financial statements in Item 8 of Part II of this report, which is incorporated herein by reference.

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

	Common Share
	High	Low

2015
First Quarter	$24.80	$21.28
Second Quarter	25.09	22.22
Third Quarter	25.39	19.64
Fourth Quarter	21.29	15.93

2016
First Quarter	$17.39	$14.27
Second Quarter	18.22	15.32
Third Quarter	19.49	16.53
Fourth Quarter	24.17	17.87

2017
First Quarter (through February 16, 2017)	$25.37	$22.69
As of February 16, 2017, there were approximately 1,674 record holders of the common shares.
We paid cash dividends of $.0625 per share each quarter during 2016, 2015 and 2014.  We have indicated our intention to pay dividends currently at the annual rate of $0.25 per common share on a quarterly basis.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.
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
In November 2012, our Board of Directors authorized a share repurchase program pursuant to which we may, from time to time, purchase up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.  During 2016, we repurchased a total of 3,838,412 shares in the open market pursuant to this program. Separately, during the twelve months ended December 31, 2016, we repurchased an aggregate of 1,596,602 shares in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
There were no unregistered sales of equity securities during the period covered by this report.

The following table presents information on our purchases of our common shares during the three months ended December 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2016	315,644	$18.78	—	16,833,607
November 2016	672,019	$18.72	672,019	16,161,588
December 2016	147,147	$23.04	—	16,161,588
Total	1,134,810		672,019
Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Financials Index for the period commencing December 31, 2011 to December 31, 2016.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2011 in each of our common stock, the S&P 500 Index and the S&P 500 Financials Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
Leucadia National Corporation
S&P 500 Index
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA: (a)
Net revenues (b)	$10,062,617	$10,886,458	$11,486,485	$10,425,746	$9,404,584
Expenses	9,900,785	10,640,203	11,243,790	9,999,202	8,051,204
Income from continuing operations before income taxes	316,430	356,536	381,222	545,585	1,442,029
Income tax provision	122,109	109,947	165,971	136,481	539,464
Income from continuing operations	194,321	246,589	215,251	409,104	902,565
Income (loss) from discontinued operations, including gain (loss) on disposal, net of taxes	—	5,522	(16,226)	(46,911)	(37,924)
Net income attributable to Leucadia National Corporation common shareholders	125,938	279,587	204,306	369,240	854,466
Per share:
Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.34	$0.73	$0.58	$1.20	$3.64
Income (loss) from discontinued operations, including gain (loss) on disposal	—	0.01	(0.04)	(0.13)	(0.15)
Net income	$0.34	$0.74	$0.54	$1.07	$3.49
Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.34	$0.73	$0.58	$1.20	$3.59
Income (loss) from discontinued operations, including gain (loss) on disposal	—	0.01	(0.04)	(0.14)	(0.15)
Net income	$0.34	$0.74	$0.54	$1.06	$3.44

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA: (a)
Total assets	$45,071,307	$46,331,184	$52,614,324	$47,858,780	$9,343,881
Long-term debt	7,380,443	7,400,582	8,519,584	8,172,864	1,353,458
Mezzanine equity	461,809	316,633	311,686	366,075	241,649
Shareholders’ equity	10,128,100	10,401,211	10,302,158	10,102,462	6,767,268
Book value per common share	$28.18	$28.68	$28.03	$27.71	$27.67
Cash dividends per common share	$0.25	$0.25	$0.25	$0.25	$0.25

(a)	Subsidiaries are reflected above as consolidated entities from the date of acquisition. Jefferies was acquired on March 1, 2013.

(b)	Includes net realized securities gains of $29.5 million, $63.0 million, $30.4 million, $244.0 million and $590.6 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Results of Operations
We focus on long-term value creation and invest in a broad variety of businesses.  The mix of our business and investments change from time to time. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.  Further, as our investments span a number of industries, each may be impacted by different factors.  For these reasons, our pre-tax income is not predictable or necessarily comparable from period to period.
A summary of results of continuing operations for the year ended December 31, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$2,421,055	$7,027,243	$(46,028)	$571,757	$88,590	$—	$10,062,617

Expenses:
Cost of sales	—	6,513,768	—	337,039	—	—	6,850,807
Compensation and benefits	1,568,824	39,271	53,569	30,923	37,998	—	1,730,585
Floor brokerage and clearing fees	167,205	—	—	—	—	—	167,205
Interest	—	12,946	33,771	3,105	—	58,881	108,703
Depreciation and amortization	60,206	94,482	13,697	39,589	3,619	—	211,593
Selling, general and other expenses (including provision for doubtful accounts)	581,312	37,754	50,782	129,808	32,236	—	831,892
Total expenses	2,377,547	6,698,221	151,819	540,464	73,853	58,881	9,900,785
Income (loss) from continuing operations before income taxes and income related to associated companies	43,508	329,022	(197,847)	31,293	14,737	(58,881)	161,832
Income related to associated companies	—	—	124,508	26,441	3,649	—	154,598
Income (loss) from continuing operations before income taxes	$43,508	$329,022	$(73,339)	$57,734	$18,386	$(58,881)	$316,430

A summary of results of continuing operations for the year ended December 31, 2015 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Inter-company Eliminations	Total

Net revenues	$2,476,133	$7,402,419	$524,053	$426,731	$78,122	$—	$(21,000)	$10,886,458

Expenses:
Cost of sales	—	7,347,874	—	329,359	—	—	—	7,677,233
Compensation and benefits	1,467,752	34,781	35,054	24,657	103,221	—	—	1,665,465
Floor brokerage and clearing fees	199,780	—	—	—	—	—	—	199,780
Interest	—	16,633	9,404	2,586	—	87,181	—	115,804
Depreciation and amortization	92,165	89,317	8,176	30,731	3,744	—	—	224,133
Selling, general and other expenses (including provision for doubtful accounts)	597,271	37,729	48,279	79,421	16,088	—	(21,000)	757,788
Total expenses	2,356,968	7,526,334	100,913	466,754	123,053	87,181	(21,000)	10,640,203
Income (loss) from continuing operations before income taxes and income related to associated companies	119,165	(123,915)	423,140	(40,023)	(44,931)	(87,181)	—	246,255
Income related to associated companies	—	—	81,688	27,957	636	—	—	110,281
Income (loss) from continuing operations before income taxes	$119,165	$(123,915)	$504,828	$(12,066)	$(44,295)	$(87,181)	$—	$356,536

A summary of results of continuing operations for the year ended December 31, 2014 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$2,986,325	$7,832,424	$68,241	$538,775	$60,720	$—	$11,486,485

Expenses:
Cost of sales	—	7,708,007	—	316,279	—	—	8,024,286
Compensation and benefits	1,697,533	38,660	12,530	21,917	71,034	—	1,841,674
Floor brokerage and clearing fees	215,329	—	—	—	—	—	215,329
Interest	—	15,136	4,350	1,554	—	99,895	120,935
Depreciation and amortization	78,566	85,305	4,266	12,229	5,627	—	185,993
Selling, general and other expenses (including provision for doubtful accounts)	636,501	25,619	12,377	53,460	127,616	—	855,573
Total expenses	2,627,929	7,872,727	33,523	405,439	204,277	99,895	11,243,790
Income (loss) from continuing operations before income taxes and income related to associated companies	358,396	(40,303)	34,718	133,336	(143,557)	(99,895)	242,695
Income related to associated companies	—	—	104,337	33,361	829	—	138,527
Income (loss) from continuing operations before income taxes	$358,396	$(40,303)	$139,055	$166,697	$(142,728)	$(99,895)	$381,222

Jefferies
Jefferies was acquired on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014

Net revenues	$2,421,055	$2,476,133	$2,986,325

Expenses:
Compensation and benefits	1,568,824	1,467,752	1,697,533
Floor brokerage and clearing fees	167,205	199,780	215,329
Depreciation and amortization	60,206	92,165	78,566
Provision for doubtful accounts	7,365	(396)	55,355
Selling, general and other expenses	573,947	597,667	581,146
Total expenses	2,377,547	2,356,968	2,627,929

Income before income taxes	$43,508	$119,165	$358,396
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
On April 9, 2015, Jefferies entered into an agreement to transfer certain of the client activities of its Jefferies Bache business to Société Générale S.A. During the second quarter of 2016, Jefferies completed the exit of the Futures business. Net revenues globally from this business activity, which are included within Jefferies fixed income results, and expenses directly related to the Bache business, which are included within non-interest expenses, were $80.2 million and $214.8 million, respectively, in 2015 and $202.8 million and $296.3 million, respectively, in 2014. There were no meaningful revenues or expenses from the Bache business for 2016. Total expenses for 2015 include costs of $73.1 million, on a pre-tax basis, related to the exit of the Bache business. These costs consist primarily of severance, retention and benefit payments for employees, incremental amortization of outstanding restricted stock and cash awards, contract termination costs and incremental amortization expense of capitalized software expected to no longer be used subsequent to the wind-down of the business. For further information, refer to Note 31 in our consolidated financial statements.
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

The following provides a summary of net revenues by source included in the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014

Equities	$553,169	$757,764	$690,793
Fixed income	642,982	271,947	751,848
Total sales and trading	1,196,151	1,029,711	1,442,641
Investment banking:
Capital markets:
Equities	235,207	408,474	339,683
Debt	304,576	397,979	627,536
Advisory	654,190	632,354	559,418
Total investment banking	1,193,973	1,438,807	1,526,637
Other	30,931	7,615	17,047

Total net revenues	$2,421,055	$2,476,133	$2,986,325
Net Revenues
Net revenues for 2016 were impacted by an extremely volatile bear market environment during the first three months of the year, with meaningful improvement over the rest of the year. Net revenues for the first quarter of 2016 declined $292.7 million or 49.5% in comparison to the first quarter of 2015. The decrease in total net revenues for 2016 primarily reflects lower net revenues in investment banking and equities, partially offset by increased revenues in fixed income. Net revenues for 2016 included investment income from managed funds of $4.7 million, compared with investment losses from managed funds of $23.8 million in 2015, primarily due to lower valuations in the energy and shipping sectors in 2015.
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
Equities Net Revenues
Equities net revenues include equity commissions, equity security principal trading and investments (including Jefferies investments in KCG Holdings, Inc. ("KCG") and other equity securities) and net interest revenue generated by its equities sales and trading, prime services and wealth management business relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities net revenues include Jefferies share of the net earnings of its joint venture investments in Jefferies Finance, LLC and Jefferies LoanCore, LLC, which are accounted for under the equity method. Equities net revenues also include Jefferies investment in HRG, prior to its sale to Leucadia in March 2014, at fair market value.
Total equities net revenues were $553.2 million for 2016 compared with $757.8 million in 2015. Results for 2016 includes a net loss of $17.9 million from Jefferies investment in two equity positions, including KCG, as compared to gains of $49.2 million in 2015 from these two equity positions. In addition, equities net revenues for 2015 included significant gains on additional securities positions, which were not repeated during 2016. Equities commission revenues gained slightly with improved market share across various product and client segments. Commissions in Jefferies cash equities and equity derivatives businesses held firm, while global electronic trading commissions gained from increased volumes and client market share. In Jefferies global electronic trading business, Jefferies has market leading customized algorithms in over 40 countries. European equities commissions increased due to improved market share, while commissions in Jefferies Asia Pacific cash equities business declined because of a challenging market environment. Jefferies global cash businesses were among the highest market share gainers compared with Jefferies peers and, in the U.S. and U.K., Jefferies platform remains in the top 10.
Equities trading revenues were solid across most of Jefferies equities sales and trading businesses in 2016. Trading revenues from client market making improved in Jefferies U.S. and European cash equities businesses. Equity derivatives trading revenues declined due to a difficult volatility trading climate and convertibles trading revenues declined driven by weakness in the energy sector during 2016. In addition, certain strategic investments gained from exposures to energy, volatility, financial and currency markets.
Equities net revenues during 2016 included a net loss of $9.3 million from Jefferies share of Jefferies Finance, primarily due to the mark down of certain loans held for sale during the first part of 2016, compared with net revenues of $41.4 million in 2015. Net revenues from Jefferies share of Jefferies LoanCore also decreased during 2016 as compared to 2015 due to a decrease in loan closings and syndications.
Total equities net revenues were $757.8 million for 2015, compared with $690.8 million in 2014. Results in 2015 include a net gain of $49.1 million from Jefferies investment in KCG compared with a loss of $14.7 million from Jefferies investment in KCG and a gain of $19.9 million from Jefferies investment in HRG in 2014.
Strong revenues in 2015, as a result of increased trading volumes, from Jefferies electronic trading platform contributed to higher commissions revenues. Total equities net revenues also include higher revenues from the Asia Pacific cash equities business and net mark-to-market gains from equity investments, as well as growth from Jefferies wealth management platform. This was partially offset by lower revenues from equity block trading results from Jefferies cash equities business and lower commissions in Jefferies European cash equities business.
Equities net revenues from the Jefferies LoanCore joint venture during 2015 include higher revenues from an increase in loan closings and securitizations by the joint venture over 2014. Equities net revenues from the Jefferies Finance joint venture during 2015 include lower revenues as a result of syndicate costs associated with the sell down of commitments, as well as reserves taken on certain loans held for investment as compared with 2014.
Fixed Income Net Revenues
Fixed income net revenues include commissions, principal transactions and net interest revenue generated by Jefferies fixed income sales and trading businesses from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, interest rate derivatives, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.
Jefferies recorded higher revenues in 2016 as compared to 2015 due to improved trading conditions across most core businesses, partially offset by lower revenues in its international rates business due to lower trading volumes. 2015 included $80.2 million of net revenues globally from the Bache business activity. There were no meaningful revenues from the Bache business during 2016, as Jefferies completed the exit of the Bache business during the second quarter of 2016. Excluding revenues from the Bache business activity, revenues increased $451.2 million.

Revenues in Jefferies leveraged credit business were strong on increased trading volumes within high yield and distressed, as a result of an improved credit environment, as well as strategic growth in the business, compared with mark-to-market write-downs in 2015. Results in Jefferies emerging markets business throughout 2016 were higher as compared to 2015 due to an upgraded sales and trading team and increased levels of volatility and improved market conditions. Revenues in 2016 from Jefferies corporates businesses increased as compared to 2015 due to increased client activity and higher demand for new issuances and higher yielding investments. Jefferies mortgages businesses were positively impacted by increased demand for spread products compared with the negative impact of market volatility as credit spreads tightened for these asset classes and expectations of future rate increases in 2015. The municipal securities business performed well during 2016 as improved trading activity was driven by market technicals compared with net outflows in 2015. Volatility during 2016 due to fluctuating expectations as to future Federal Reserve interest rate increases contributed to increased revenues in Jefferies U.S. rates business as compared to the prior year.

Jefferies recorded lower revenues during the 2015 period as compared to 2014, primarily due to tighter trading conditions across most core businesses and losses in Jefferies high yield distressed sales and trading business and international mortgages business, partially offset by higher revenues in its U.S. and International rates businesses, as well as its U.S. investment grade corporate credit business. 2015 included $80.2 million of net revenues globally from the Bache business activity compared with $202.8 million in 2014. Excluding revenues from the Bache business activity, revenues decreased $357.3 million.

The higher revenues in Jefferies U.S. and International rates businesses, as well as its U.S. investment grade corporate credit business, resulted from higher transaction volumes in 2015 as compared to 2014, as volatility caused attractive yields and interest in new issuances. However, that same volatility negatively impacted the municipal securities business as prices declined and the sector experienced overall net cash outflows. Most of Jefferies credit fixed income businesses were negatively impacted during 2015 by periods of extreme volatility and market conditions, as investors focused on liquidity, resulting in periods of low trading volume during the year. In addition, results in Jefferies distressed trading businesses in 2015 were negatively impacted by its position in the energy sector and led to mark-to-market write-downs in its inventory and results in its emerging markets business were lower due to slower growth in the emerging markets during 2015 as compared to 2014. Jefferies mortgages business was also negatively impacted in 2015 by market volatility as credit spreads tightened for these asset classes and expectations of future rate increases resulted in lower trading volumes and revenues.
Investment Banking Revenues
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
Total investment banking revenues were $1,194.0 million for 2016, 17.0% lower than 2015. Lower investment banking results were attributable to lower new issue equity and leveraged finance capital markets revenues. This was primarily as a result of the capital markets slowdown, which began in the second half of 2015 and continued for much of 2016. From equity and debt capital raising activities, Jefferies generated $235.2 million and $304.6 million in revenues, respectively, for 2016, a decrease of 42.4% and 23.5%, respectively, from 2015.

Jefferies reduced capital markets activity for 2016 was partially offset by record advisory revenues. Specifically, Jefferies advisory revenues for 2016 increased 3.5% compared to 2015, primarily through an increase in the number of merger, acquisition and restructuring transactions, including closing a record number of merger and acquisition transactions in excess of $1 billion.

Jefferies investment banking results benefited both from a record fourth quarter of advisory fees in 2016, with Jefferies merger, acquisition and restructuring and recapitalization businesses showing continued momentum, and from improvement in capital markets activity, which began in the late summer of 2016, leading to an increase in new issue transaction volume.
During 2015, Jefferies generated $1,438.8 million in investment banking revenues, $87.8 million lower than 2014, reflecting lower debt capital market revenues, partially offset by record equities capital markets and advisory revenues. Overall, capital markets revenues for 2015 decreased 16.6% from 2014, primarily due to significantly lower transaction volume in the leveraged finance market. From equity and debt capital raising activities, Jefferies generated $408.5 million and $398.0 million in revenues, respectively, in 2015, an increase of 20.3% and a decrease of 36.6%, respectively, from 2014. Record advisory revenues of $632.4 million for 2015, an increase of 12.5%, were primarily due to higher transaction volume.
Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards, and the amortization of certain non-annual share-based and cash compensation awards to employees.  Cash and historical share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards.  Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded in the year of the award.
Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012 and February 2016, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such senior executive awards contain market and performance conditions and are being amortized over their respective future service periods. Compensation expense related to the amortization of share-based and cash-based awards amounted to $287.3 million, $307.7 million and $283.3 million for 2016, 2015 and 2014, respectively.  Compensation and benefits as a percentage of Net revenues was 64.8%, 59.3% and 56.8% for 2016, 2015 and 2014, respectively.
Compensation and benefits expense directly related to Jefferies Bache business was $87.7 million and $98.6 million for 2015 and 2014, respectively, and was not meaningful for 2016. Included within Compensation and benefits expense for the Bache business for 2015 are severance, retention and related benefits costs of $38.2 million, incurred as part of decisions surrounding the exit of this business.
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
In 2016, non-compensation expenses decreased 9.1% compared to 2015. The decrease in 2016 was due to the exiting of the Bache business, which in 2015 generated $127.2 million of non-compensation expenses, including accelerated amortization expense of $19.7 million related to capitalized software, $11.2 million in contract termination costs and professional services costs of approximately $2.5 million in connection with Jefferies actions in exiting the Bache business. There were no meaningful non-compensation expenses related to the Bache business in 2016. This reduction in 2016 was partially offset by higher technology and communications expenses, excluding the Bache business, and higher professional services expenses, excluding the Bache business. Technology and communications expenses, excluding the Bache business, increased due to higher costs associated with the development of the various trading systems and projects associated with corporate support infrastructure. In both years, Jefferies continued to incur legal and consulting fees as part of implementing various regulatory requirements. During 2015, Jefferies also released $4.4 million in reserves related to the resolution of bankruptcy claims against Lehman Brothers Holdings, Inc.

In 2015, non-compensation expenses were 4.4% lower compared to 2014. The decline is primarily related to bad debt expenses recognized in 2014 and lower Bache expenses. During the fourth quarter of 2014, Jefferies recognized a bad debt provision, which primarily related to a receivable of $52.3 million from a client to which Jefferies provided futures clearing and execution services, which declared bankruptcy. Non-compensation expenses for 2014 also includes approximately $7.6 million in impairment losses related to customer relationship intangible assets within the Bache business and Jefferies International Asset Management business. Non-compensation expenses associated directly with the activities of the Bache business were $127.2 million and $197.7 million for 2015 and 2014, respectively.
National Beef
A summary of results of operations for National Beef for the three years in the period ended December 31, 2016 is as follows (in thousands):

	2016	2015	2014

Net revenues	$7,027,243	$7,402,419	$7,832,424

Expenses:
Cost of sales	6,513,768	7,347,874	7,708,007
Compensation and benefits	39,271	34,781	38,660
Interest	12,946	16,633	15,136
Depreciation and amortization	94,482	89,317	85,305
Selling, general and other expenses	37,754	37,729	25,619
Total expenses	6,698,221	7,526,334	7,872,727

Income (loss) before income taxes	$329,022	$(123,915)	$(40,303)
National Beef’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume.  National Beef operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  National Beef’s profitability typically fluctuates seasonally with relatively higher margins in the spring and summer months and during times of ample cattle availability.

Revenues in 2016 decreased about 5% in comparison to 2015, due to lower average selling prices for beef and beef by-products, partially offset by an increase in the number of cattle processed. Revenues in 2015 decreased about 5% in comparison to 2014, due to lower sales volume, as fewer cattle were processed, and lower average selling prices for beef and beef by-products. Additionally, during 2015, decreases to revenues of $52.9 million were recorded as a result of National Beef's use of derivatives in its hedging activity. For 2016, cost of sales declined 11% as compared to 2015, due to a decrease in the price of fed cattle, partially offset by an increase in volume. For 2015, cost of sales declined 5% as compared to 2014, due to fewer cattle processed, and a decrease in the price of cattle.
For 2016, the combined effects of increased margin per head and an increase in volume led to record high profitability. For 2015, the combined effects of both lower volumes and tighter margins due to the relative price of cattle compared to the selling price of beef and beef by-products impacted margins leading to reduced profitability compared to 2014. Selling, general and other expenses in 2015 included a $4.7 million impairment charge in connection with National Beef’s decision to close its Brawley, California beef processing plant. Also in connection with closing the Brawley facility, National Beef recognized $6.9 million of costs including employee separation and retention, systems decommissioning and various other expenses in 2014.  Of these amounts, $4.6 million related to employee separation, which is included in Compensation and benefits, and the various other costs are included in Selling, general and other expenses.
Corporate and Other Results
A summary of results of operations for corporate and other for the three years in the period ended December 31, 2016 is as follows (in thousands):

	2016	2015	2014

Net revenues	$88,590	$78,122	$60,720

Expenses:
Corporate compensation and benefits	35,009	52,385	61,736
WilTel pension	2,989	50,836	9,298
Depreciation and amortization	3,619	3,744	5,627
Selling, general and other expenses	32,236	16,088	127,616
Total expenses	73,853	123,053	204,277

Income (loss) before income taxes and income related to associated companies	14,737	(44,931)	(143,557)
Income related to associated companies	3,649	636	829
Pre-tax income (loss) from continuing operations	$18,386	$(44,295)	$(142,728)
Net revenues of corporate and other primarily include realized and unrealized securities gains and interest income for investments which are held at the holding company. Revenues for 2016 include a $65.6 million increase in a trading asset which is held at fair value. Revenues for 2015 include a net realized securities gain related to a recovery of $35.0 million of an investment in a non-public security that was sold and had been written off in prior years. Revenues for 2014 consist primarily of interest income and a number of smaller securities gains.
For the years ended December 31, 2016, 2015 and 2014, corporate compensation and benefits includes accrued incentive bonus expense of $7.6 million, $17.4 million and $13.9 million, respectively. Share-based compensation expense was $9.7 million, $14.6 million and $26.3 million in 2016, 2015 and 2014, respectively.
Pursuant to the agreement to sell one of our former subsidiaries, WilTel Communications Group, LLC, the responsibility for WilTel’s defined benefit pension plan was retained by us.  WilTel pension expense in 2015 includes a non-cash pension settlement charge of $40.7 million related to a voluntary lump sum offer to participants of the legacy plan. See Note 20 to our consolidated financial statements for further information.
Selling, general and other expenses for the 2015 period reflects the recovery of $20.1 million in insurance payments in respect of previously expensed legal fees. Selling, general and other expenses for 2014 include a charge relating to the agreement to settle certain litigation related to the Jefferies acquisition for an aggregate payment of $70.0 million plus legal fees.

Other Financial Services Businesses and Investments
A summary of results of operations for other financial services businesses and investments for the three years in the period ended December 31, 2016 is as follows (in thousands):

	2016	2015	2014

Net revenues	$(46,028)	$524,053	$68,241

Expenses:
Compensation and benefits	53,569	35,054	12,530
Interest	33,771	9,404	4,350
Depreciation and amortization	13,697	8,176	4,266
Selling, general and other expenses	50,782	48,279	12,377
Total expenses	151,819	100,913	33,523

Income (loss) before income taxes and income related to associated companies	(197,847)	423,140	34,718
Income related to associated companies	124,508	81,688	104,337
Pre-tax income (loss) from continuing operations	$(73,339)	$504,828	$139,055
Our other financial services businesses and investments include the consolidated results of certain Leucadia Asset Management fund managers, the returns on our investments in these funds, the consolidated results of Foursight Capital and Chrome Capital (vehicle finance), our share of the income of Berkadia, the results of our investment in FXCM and our share of the income of HomeFed.
In January 2015, we entered into a credit agreement with FXCM, for a $300 million two-year senior secured term loan with rights to a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events, and our right to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading and related services.  We accounted for our loan and rights at fair value.  During 2016 and 2015, we recognized $(54.6) million and $491.3 million, respectively, of gains (losses) from our term loan and related rights. This includes the component related to interest income, which is recorded within Principal transactions revenues.

As more fully discussed in Note 4 to our consolidated financial statements, on September 1, 2016, we, FXCM Inc. and FXCM Holdings entered into an agreement that amended the terms of our loan and associated rights. Among other changes, the amendments extended the maturity of the term loan by one year to January 2018 and gave Leucadia a 49.9% common membership interest in FXCM. We gained the ability to significantly influence FXCM through the amendments and as a result, we now account for our equity interest in FXCM under the equity method of accounting. During 2016, we recognized income related to associated companies of $1.9 million related to our common membership interest in FXCM. Given recent events, including changes in leadership within FXCM, and planned divestitures, it is difficult to anticipate whether future pre-tax income will be more or less volatile.

Excluding the FXCM revenues in 2016 and 2015 discussed above, the net revenues in other financial services businesses and investments reflect revenues of $8.6 million in 2016, $32.7 million in 2015 and $68.2 million in 2014. The year-over-year decrease in 2016 compared to 2015 primarily reflects losses on investments recorded at market value related to the Leucadia Asset Management businesses partially offset by growth in our vehicle finance businesses and at our 54 Madison real estate fund. The year-over-year decrease in 2015 compared to 2014 primarily reflects losses on investments recorded at market value related to the Leucadia Asset Management businesses partially offset by growth in our vehicle finance businesses.

All expense categories were impacted by the growth of our Leucadia Asset Management businesses and vehicle finance businesses in 2016 and 2015 as compared to the prior years. Selling, general and other expenses for 2015 also include $21.0 million of investment banking and advisory fees paid to Jefferies in connection with our entering into the agreement with FXCM, and which Jefferies recognized in net revenues.  These intercompany fees have been eliminated in our consolidated results.
For the years ended December 31, 2016, 2015 and 2014, income related to associated companies attributable to Berkadia was $94.2 million, $78.1 million and $101.2 million, respectively. Berkadia's results were impacted by reversals of mortgage service rights impairments of $35.9 million in 2016, and investment gains of $15.4 million in 2015 and $69.8 million in 2014, of which we then recorded our applicable share. As our share of profits from Berkadia are primarily taxed at the Leucadia level, the income discussed above is pre-tax. Income related to associated companies attributable to HomeFed was $23.9 million, $3.6 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in 2016 primarily reflects a reversal of HomeFed's deferred tax valuation allowance in 2016 as HomeFed concluded that it was more likely than not that they would have future taxable income sufficient to realize their net deferred tax asset.
Other Merchant Banking Businesses and Investments
A summary of results for other merchant banking businesses and investments for the three years in the period ended December 31, 2016 is as follows (in thousands):

	2016	2015	2014

Net revenues	$571,757	$426,731	$538,775

Expenses:
Cost of sales	337,039	329,359	316,279
Compensation and benefits	30,923	24,657	21,917
Interest	3,105	2,586	1,554
Depreciation and amortization	39,589	30,731	12,229
Selling, general and other expenses	129,808	79,421	53,460
Total expenses	540,464	466,754	405,439

Income (loss) before income taxes and income related to associated companies	31,293	(40,023)	133,336
Income related to associated companies	26,441	27,957	33,361
Pre-tax income (loss) from continuing operations	$57,734	$(12,066)	$166,697

Our other merchant banking operations include the consolidated results of Vitesse and Juneau (oil and gas exploration and development) and Conwed and Idaho Timber (manufacturing companies).  It also includes our equity investments in Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy) and Golden Queen (a gold and silver mining project), as well as our ownership of HRG shares, which is accounted for at fair value, and impacts our results through its mark-to-market adjustment reflected within net revenues. Other merchant banking operations also includes our real estate operations, substantially all of which were sold to HomeFed during March 2014 in exchange for HomeFed common shares.

Net revenues include principal transactions related to unrealized gains (losses) of $93.2 million, $(28.0) million and $99.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, from the change in value of our investment in HRG.
We classify HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments through Principal transactions revenues. In addition, net revenues for 2014 include a $22.7 million gain on the sale of an equity interest for cash proceeds of $33.0 million.
For the years ended December 31, 2016, 2015 and 2014, net revenues for manufacturing were $415.8 million, $392.1 million and $380.5 million, respectively.  Net revenues for the years ended December 31, 2016, 2015 and 2014 for our oil and gas exploration and development businesses were $53.5 million, $54.1 million and $19.9 million, respectively. As discussed further in Note 4 to our consolidated financial statements, Vitesse uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Net unrealized gains (losses) of $(11.8) million and $7.4 million were recorded related to these options in 2016 and 2015, respectively.
The increase in total expenses in 2016 and 2015 as compared to the prior year, primarily reflects higher costs for our oil and gas exploration and development businesses. For the years ended December 31, 2016, 2015 and 2014, Selling, general and other expenses for manufacturing were $9.2 million, $8.6 million and $8.5 million, respectively.  Selling, general and other expenses for our oil and gas exploration and development businesses were $109.1 million, $49.8 million and $15.7 million in 2016, 2015 and 2014, respectively. The increase is primarily due to impairment charges totaling $63.8 million and $20.3 million recorded in 2016 and 2015, respectively, for the write-down of Juneau oil field assets to fair value. The 2016 impairment charge primarily related to decisions made by Juneau in the third quarter to curtail development of its southern acreage in the East Eagle Ford and its Houston County acreage. A $55.0 million impairment charge was then recorded for the difference between the carrying value of that acreage and the estimated net realizable value. Selling, general and other expenses for our oil and gas exploration and development businesses for 2016 also includes the write-down of certain Juneau leases that will not benefit our business going forward, increased exploration costs and the loss on sale of an associated company.
Depreciation and amortization for the oil and gas exploration and development businesses were $30.4 million, $25.1 million and $3.9 million in 2016, 2015 and 2014, respectively. The significant increase in 2016 and 2015 is due to increased production and additional wells compared to 2014.
For the years ended December 31, 2016, 2015 and 2014, pre-tax profits for manufacturing were $39.8 million, $31.1 million and $31.7 million, respectively.  Pre-tax losses for the oil and gas exploration and development businesses were $90.8 million, $31.9 million and $0.8 million for 2016, 2015 and 2014, respectively.  Pre-tax losses for the Oregon LNG project were $2.1 million, $7.5 million and $6.8 million for 2016, 2015 and 2014, respectively.
Income related to associated companies primarily relates to our investments in Linkem and Garcadia.  For the years ended December 31, 2016, 2015 and 2014, losses related to Linkem were $22.9 million, $15.6 million and $14.6 million, respectively, and income related to Garcadia was $52.3 million, $53.2 million and $49.4 million, respectively.
Parent Company Interest
Parent company interest totaled $58.9 million for 2016, $87.2 million for 2015 and $99.9 million for 2014.  The decline in interest expense in 2016 as compared to 2015 and 2015 as compared to 2014 is primarily due to the repayment of our 8.125% Senior Notes in September 2015.
Income Taxes
For the year ended December 31, 2016, our provision for income taxes was $122.1 million, representing an effective tax rate of about 39%.  Our 2016 provision was increased by a $24.9 million charge related to previously issued stock awards, which increased our effective rate by 8%. The majority of the awards expired unexercised during the first quarter of 2016. The tax deductions associated with the remainder of the awards was less than the compensation cost recognized for financial reporting purposes.
For the year ended December 31, 2015, our provision for income taxes was $109.9 million, representing an effective tax rate of about 31%.  Our 2015 provision was reduced by $10.7 million, lowering our effective rate by 3%, related to benefits recorded for certain state and local net operating loss carryforwards, which are more likely than not to be realized in the future.
For the year ended December 31, 2014, our provision for income taxes was $166.0 million, representing an effective tax rate of about 44%.  Our 2014 provision was higher by $24.5 million, increasing our effective rate by 6%, related to a charge recorded to settle the litigation concerning the Jefferies acquisition, which was nondeductible.  Our 2014 provision includes an offsetting benefit of $22.2 million, or 6%, for the reduction of the valuation allowance with respect to certain net operating loss carryovers, which we now believe are more likely than not to be utilized before they expire.

Discontinued Operations
Our loss from discontinued operations, net of tax and our gain (loss) on disposal from discontinued operations, net of tax include the impact of a number of changes in the mix of our businesses and investments.  During the three years ended December 31, 2016, discontinued operations included the Lake Charles clean energy project, which we decided in September 2014 to discontinue further development, and Premier Entertainment Biloxi LLC ("Premier"), through which we had conducted our gaming entertainment operations, which was sold in July 2014..
Our loss from discontinued operations, net of income tax totaled $17.9 million in 2014.  Our 2014 loss consisted primarily of $25.4 million in losses related to our Lake Charles clean energy project, offset by income of about $6.1 million from Premier.  Our income from discontinued operations in 2016 and 2015 was not significant.
Our gain on disposal from discontinued operations, net of tax totaled $5.1 million in 2015 and $1.7 million in 2014.  Gain on disposal of discontinued operations for 2015 primarily relates to additional consideration received related to the 2012 sale of our small Caribbean-based telecommunications provider and a reversal of a legal reserve.
For further information, see Note 29 to our consolidated financial statements.
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

The tables below reconcile tangible capital to our U.S. GAAP balance sheet (in thousands):

	December 31, 2016
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$3,529,457	$37,702	$41,165	$45,151	$154,083	$—	$3,807,558
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	857,337	—	—	—	—	—	857,337
Financial instruments owned	13,809,512	1,906	188,976	761,249	524,643	—	15,286,286
Investments in managed funds	186,508	—	301,171	—	27,639	—	515,318
Loans to and investments in associated companies	653,872	—	985,780	451,117	34,329	—	2,125,098
Securities borrowed	7,743,562	—	—	—	—	—	7,743,562
Securities purchased under agreements to resell	3,862,488	—	—	—	—	—	3,862,488
Receivables	3,163,171	179,313	938,254	47,761	96,679	—	4,425,178
Property, equipment and leasehold improvements, net	265,553	385,599	4,551	31,351	22,188	—	709,242
Intangible assets, net and goodwill	1,903,335	599,794	10,549	—	—	—	2,513,678
Deferred tax asset, net	337,580	—	—	—	1,124,235	—	1,461,815
Assets held for sale	—	—	—	128,083	—	—	128,083
Other assets	679,721	294,003	117,274	563,905	63,442	(82,681)	1,635,664
Total Assets	36,992,096	1,498,317	2,587,720	2,028,617	2,047,238	(82,681)	45,071,307

Liabilities
Long-term debt (2)	5,483,331	276,341	545,528	87,352	987,891	—	7,380,443
Other liabilities	26,090,308	270,184	351,505	64,315	231,775	(82,681)	26,925,406
Total liabilities	31,573,639	546,525	897,033	151,667	1,219,666	(82,681)	34,305,849

Redeemable noncontrolling interests	—	321,962	551	14,296	—	—	336,809
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	651	—	141,847	33,051	—	—	175,549
Total Leucadia National Corporation shareholders' equity	$5,417,806	$629,830	$1,548,289	$1,829,603	$702,572	$—	$10,128,100

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,417,806	$629,830	$1,548,289	$1,829,603	$702,572	$—	$10,128,100
Less: Intangible assets, net and goodwill	(1,903,335)	(599,794)	(10,549)	—	—	—	(2,513,678)
Tangible Capital, a non-GAAP measure	$3,514,471	$30,036	$1,537,740	$1,829,603	$702,572	$—	$7,614,422

(1) Other financial services businesses and investments excludes $89.1 million December 31, 2016 of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate liquidity and other assets, net of Corporate liabilities.
(2) Long-term debt within Other financial services businesses and investments of $545.5 million at December 31, 2016, includes $406.0 million for 54 Madison, $97.1 million for Foursight Capital and $42.4 million for Chrome Capital. Long-term debt within Other merchant banking businesses and investments of $87.4 million at December 31, 2016, includes $55.7 million for our real estate associated with the Garcadia investment and $31.7 million for Vitesse.

	December 31, 2015
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$3,510,163	$17,814	$22,203	$30,940	$57,528	$—	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	751,084	—	—	—	—	—	751,084
Financial instruments owned	16,559,116	891	647,936	639,253	653,249	—	18,500,445
Investments in managed funds	85,775	—	488,940	—	55,317	(26,312)	603,720
Loans to and investments in associated companies	825,908	—	466,364	441,970	23,127	—	1,757,369
Securities borrowed	6,975,136	—	—	—	—	—	6,975,136
Securities purchased under agreements to resell	3,854,746	—	—	—	—	—	3,854,746
Receivables	3,023,899	208,107	463,545	51,558	83,858	—	3,830,967
Property, equipment and leasehold improvements, net	243,486	394,506	11,479	46,894	25,510	—	721,875
Intangible assets, net and goodwill	1,938,582	645,049	2,336	62,395	—	—	2,648,362
Deferred tax asset, net	320,198	—	—	—	1,255,170	—	1,575,368
Other assets	519,693	247,882	88,987	680,926	59,387	(123,411)	1,473,464
Total Assets	38,607,786	1,514,249	2,191,790	1,953,936	2,213,146	(149,723)	46,331,184

Liabilities
Long-term debt (2)	5,640,722	439,299	258,350	75,389	986,822	—	7,400,582
Other liabilities	27,408,213	194,918	216,537	116,702	335,120	(123,411)	28,148,079
Total liabilities	33,048,935	634,217	474,887	192,091	1,321,942	(123,411)	35,548,661

Redeemable noncontrolling interests	—	189,358	—	2,275	—	—	191,633
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	27,468	—	14,998	48,525	—	(26,312)	64,679
Total Leucadia National Corporation shareholders' equity	$5,531,383	$690,674	$1,701,905	$1,711,045	$766,204	$—	$10,401,211

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,531,383	$690,674	$1,701,905	$1,711,045	$766,204	$—	$10,401,211
Less: Intangible assets, net and goodwill	(1,938,582)	(645,049)	(2,336)	(62,395)	—	—	(2,648,362)
Tangible Capital, a non-GAAP measure	$3,592,801	$45,625	$1,699,569	$1,648,650	$766,204	$—	$7,752,849

(1) Other financial services businesses and investments excludes $366.3 million at December 31, 2015 of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate liquidity and other assets, net of Corporate liabilities.
(2) Long-term debt within Other financial services businesses and investments of $258.4 million at December 31, 2015, includes $116.2 million for 54 Madison, $109.5 million for Foursight Capital and $32.6 million for Chrome Capital. Long-term debt within Other merchant banking businesses and investments of $75.4 million at December 31, 2015, includes $57.8 million for our real estate associated with the Garcadia investment and $17.6 million for Vitesse.

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	December 31, 2016	December 31, 2015
Jefferies	$3,514,471	$3,592,801

National Beef	30,036	45,625

Other Financial Services Businesses and Investments:
Leucadia Asset Management (1)	483,687	560,251
FXCM	500,758	625,689
HomeFed	269,421	241,368
Berkadia	184,443	190,986
Foursight Capital and Chrome Capital	100,516	81,275
Other	(1,085)	—
Total Other Financial Services Businesses and Investments	1,537,740	1,699,569

Other Merchant Banking Businesses and Investments:
HRG	725,096	631,896
Vitesse	309,837	278,833
Juneau	159,182	179,972
Garcadia	206,760	189,356
Linkem	154,000	150,149
Golden Queen	78,474	80,604
Idaho Timber	76,551	73,057
Conwed	100,649	42,915
Other	19,054	21,868
Total Other Merchant Banking Businesses and Investments	1,829,603	1,648,650

Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt	702,572	766,204

Total Tangible Capital (2)	$7,614,422	$7,752,849

(1) Leucadia Asset Management does not include $89.1 million and $366.3 million at December 31, 2016 and 2015, respectively, of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt.
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
In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time.  These are classified as trading assets, available for sale securities, and investments in managed funds.  Together these total $543.5 million at December 31, 2016, primarily comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate overhead expenses.
The parent company’s primary long-term cash requirement is to make principal payments on its long-term debt ($1.0 billion principal outstanding as of December 31, 2016), of which $750.0 million is due in 2023 and $250.0 million in 2043.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the costs thereof cannot be predicted.
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
During 2016, we received $114.0 million from the redemption of Leucadia Asset Management's investment in Topwater Capital; assets under management were replaced by Jefferies investment in Topwater Capital of $114.0 million. In 2016, we received $201.4 million in distributions from National Beef.

During the year ended December 31, 2016, we invested a net $63.0 million in 54 Madison, which was primarily used to fund real estate projects. In 2016, we purchased $33.3 million of additional Linkem convertible preferred equity and we also invested $98.8 million in add on investments in our oil and gas subsidiaries.

During 2015, we invested $279.0 million in FXCM, structured as a two-year term loan and rights to receive a variable proportion of certain distributions in connection with an FXCM sale of assets or certain other events. As more fully discussed in Note 4 to our consolidated financial statements, on September 1, 2016, we, FXCM Inc. and FXCM Holdings entered into an agreement that amended the terms of our loan and associated rights. We received $72.1 million of principal and interest from FXCM during the year ended December 31, 2016 and $144.7 million principal, interest and fees during the year ended December 31, 2015.

During the year ended December 31, 2016, we purchased a total of 5,435,014 of our common shares for $95.0 million, at an average price per share of $17.48. The Board of Directors has authorized the purchase of up to 25,000,000 common shares, which may be made from time to time in the open market, through block trades or otherwise. As of December 31, 2016, 16,161,588 common shares remain authorized for repurchase.

During the year ended December 31, 2016, we paid four quarterly dividends of $0.0625 per share which aggregated $91.3 million.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.
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
At December 31, 2016, we had outstanding 359,425,061 common shares and 14,650,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 374,075,061 outstanding common shares if all awards become outstanding common shares). The 14,650,000 share-based awards include the target number of shares under the senior executive award plan, which is more fully discussed in Note 18.
We and certain of our subsidiaries have federal income tax net operating loss carryforwards (“NOLs”) of approximately $3.4 billion (net deferred tax asset of $1.1 billion) at December 31, 2016 and other tax attributes.  The amount and availability of the NOLs and other tax attributes are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares.  The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year to which certain tax benefits may no longer be carried forward.  For more information about the NOLs and other tax attributes, see Note 21 to our consolidated financial statements.

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

Liquidity Target: We hold a liquidity reserve calculated as a minimum of twenty-four months of corporate expenses (excluding non-cash components), parent company interest, and dividends.  Maturities of parent company debt within the upcoming year are also included in the target; however, our next maturity is during 2023 so there is no current inclusion.

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies) assuming the loss of our two largest investments.
These thresholds and calculations of the actual ratios and percentages are detailed below at December 31, 2016 (dollars in thousands):

Total Leucadia National Corporation shareholders' equity	$10,128,100
Less, investment in Jefferies	(5,417,806)
Equity excluding Jefferies	4,710,294
Less, our two largest investments:
National Beef	(629,830)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,604,864
Less, net deferred tax asset excluding Jefferies amount	(1,124,235)
Equity in a stressed scenario less net deferred tax asset	$2,480,629
Balance sheet amounts:
Available liquidity	$543,525

Parent company debt (see Note 16 to our Consolidated financial statements)	$987,891
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.27	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.40	x
Liquidity reserve:
Minimum	$426,000
Actual	$543,525
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

Net cash of $608.8 million was provided by operating activities in 2016 and net cash of $761.8 million in 2015 and $987.2 million in 2014 was used for operating activities.

•
Jefferies used funds of $132.1 million, $294.5 million and $276.6 million during 2016, 2015 and 2014.  Included in these amounts are distributions received from associated companies of $38.2 million during 2016, $76.7 million during 2015 and $54.0 million during 2014.

•	National Beef generated funds of $484.8 million and $76.5 million during 2016 and 2015, respectively, and used funds of $55.0 million during 2014.

•
Within our Other Financial Services Businesses and Investments, cash of $50.0 million, $325.0 million and $345.1 million was used during 2016, 2015 and 2014 to make additional investments in the Leucadia Asset Management platform. Additionally, during 2016, cash of $257.0 million was generated from our trading portfolio and $170.0 million from our investments in managed funds related to our Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $99.9 million during 2016, $89.4 million during 2015 and $72.9 million during 2014. Cash used for operating activities also includes net cash used of $119.8 million in 2016, $140.2 million in 2015 and $110.1 million in 2014 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•
Within our Other Merchant Banking Businesses and Investments, manufacturing generated funds of $35.4 million in 2016, $31.2 million in 2015 and $27.1 million in 2014. In 2014, $317.5 million was used to acquire our investment in HRG. We received distributions from Garcadia, an associated company, of $51.4 million during 2016, $57.3 million during 2015 and $46.0 million during 2014. Net losses related to real estate, property and equipment, and other assets include impairment charges of $65.7 million in 2016 and $27.7 million in 2015, primarily related to Juneau.

•
Our cash used for operating activities also reflects the use of $7.3 million during 2015 and $40.7 million during 2014 by our discontinued operations. Additionally, during 2015, we paid $80.4 million in connection with legal settlements. The change in operating cash flows also reflects lower interest payments in 2016 as compared to 2015 and 2014.

Net cash of $639.7 million was used for investing activities in 2016 and net cash of $781.2 million in 2015 and $449.1 million in 2014 was provided by investing activities.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies include $103.3 million in 2016, $68.8 million in 2015 and $113.0 million in 2014. Jefferies made loans to and investments in associated companies of $538.2 million during 2016, $1,438.7 million during 2015 and $2,786.4 million during 2014. Jefferies received capital distributions and loan repayments from its associated companies of $689.2 million during 2016, $1,384.9 million during 2015 and $2,750.6 million during 2014.

•	Acquisitions of property, equipment and leasehold improvements, and other assets related to National Beef include $62.0 million in 2016, $48.6 million in 2015 and $48.2 million in 2014.

•
Within our Other Financial Services Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets were $48.6 million in 2016, $53.0 million in 2015 and $19.8 million in 2014. Advances on notes, loans and other receivables in 2015 include the investment in FXCM ($279.0 million). Collections on notes, loans and other receivables during 2016 include $24.6 million related to real estate projects in 54 Madison and $72.1 million related to FXCM. Collections on notes, loans and other receivables during 2015 primarily relate to FXCM. Loans to and investments in associated companies include $153.5 million to 54 Madison during 2016, of which $90.7 million of that was contributed from noncontrolling interests.

•
Within our Other Merchant Banking Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets reflect primarily activity in our oil and gas businesses. They totaled $104.5 million in 2016, $113.4 million in 2015 and $408.8 million in 2014. Collections on notes, loans and other receivables during 2016 include $21.2 million related to our oil and gas businesses. Loans to and investments in associated companies during 2016 include $22.5 million for Garcadia and $33.3 million for Linkem. During 2015, these include $12.5 million, including $0.4 million contributed from the noncontrolling interest, to Golden Queen and $21.2 million to Linkem. During 2014 payments included those to Golden Queen of $105.0 million, including $34.1 million contributed from the noncontrolling interest, Garcadia of $48.3 million and Linkem of $18.4 million. We also received capital distributions and loan repayments from Garcadia of $10.2 million in 2016, $2.8 million in 2015 and $3.8 million in 2014.

•
Our net cash provided by (used for) investing activities also includes the impact of acquisitions of property, equipment and leasehold improvements, and other assets within our discontinued operations of $9.4 million during 2014. Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold in 2015 relates to additional consideration received in connection with the 2012 sale of our small Caribbean-based telecommunications provider and, in 2014, in connection with the sale of Premier.

Net cash of $230.9 million in 2016 and $917.8 million in 2014 was provided by financing activities and $652.0 million in 2015 was used for financing activities.

•
Issuance of debt includes $299.8 million in 2016 and $681.2 million in 2014 related to Jefferies. Repayment of debt includes $373.2 million in 2016, $670.0 million in 2015 and $280.0 million in 2014 related to Jefferies. Net change in bank overdrafts of $46.5 million in 2016 related to Jefferies. Net proceeds from other secured financings include payments of $7.3 million during 2016 and proceeds of $157.1 million during 2015 and $371.1 million during 2014 related to Jefferies.

•
Issuance of debt for National Beef includes $135.1 million in 2014 of borrowings under its bank credit facility. National Beef reflects repayments of debt of $163.7 million in 2016, $51.7 million in 2015 and $32.8 million in 2014.

•
Within our Other Financial Services Businesses and Investments, borrowings include $705.4 million in 2016, $341.8 million in 2015 and $125.5 million in 2014. Their repayments of debt includes $422.5 million in 2016, $127.3 million in 2015 and $117.8 million in 2014. Net proceeds from other secured financings include proceeds of $124.0 million during 2016, $48.1 million during 2015 and $99.3 million during 2014 related to our Other Financial Services Businesses and Investments. Contributions from noncontrolling interests include $144.8 million during 2016 related to 54 Madison and $13.9 million in 2015 related to Leucadia Asset Management.

•
Borrowings by our Other Merchant Banking Businesses and Investments include $14.9 million in 2016, $21.5 million in 2015 and $60.8 million in 2014. Their repayments of debt includes $8.8 million in 2015. Contributions from noncontrolling interests include $34.1 million related to Golden Queen in 2014.

•
At the holding company level, we include repayments of debt during 2015 of $458.6 million on the maturity of our 8.125% Senior Notes. Purchases of common shares for treasury relate to shares received from participants in our stock compensation plans and the buyback of our common shares in the open market of $66.3 million in 2016, $89.2 million in 2015 and $15.2 million in 2014.

As shown below, at December 31, 2016, our contractual obligations totaled $11,702.3 million.

		Expected Maturity Date (in millions)
Contractual Obligations	Total	2017	2018	2019 and 2020	2021 and 2022	After 2022

Indebtedness	$7,170.7	$420.7	$1,172.2	$1,627.4	$799.0	$3,151.4
Estimated interest expense on debt	3,161.9	391.8	345.9	537.0	387.9	1,499.3
Cattle commitments	103.8	103.8	—	—	—	—
Operating leases, net of sublease income	928.2	86.0	83.5	131.8	111.3	515.6
Other	337.7	126.0	61.8	81.4	54.7	13.8

Total Contractual Obligations	$11,702.3	$1,128.3	$1,663.4	$2,377.6	$1,352.9	$5,180.1
Amounts related to our U.S. pension obligations ($77.9 million) are not included in the above table as the timing of payments is uncertain; however, we do expect to make $11.8 million of contributions to these plans in 2017.  For further information, see Note 20 in our consolidated financial statements.  In addition, the above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain.  Such amounts aggregated $196.5 million at December 31, 2016; for more information, see Note 21 in our consolidated financial statements.

Our U.S. pension obligations relate to frozen defined benefit pension plans, principally the defined benefit plan of WilTel Communications Group, LLC, our former telecommunications subsidiary.  When we sold WilTel in 2005, its defined benefit pension plan was not transferred in connection with the sale.  At December 31, 2016, we had recorded a liability of $69.2 million in our Consolidated Statement of Financial Condition for WilTel’s unfunded defined benefit pension plan obligation.  This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts.  Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.
Calculations of pension expense and projected benefit obligations are prepared by actuaries based on assumptions provided by management.  These assumptions are reviewed on an annual basis, including assumptions about discount rates, interest credit rates and expected long-term rates of return on plan assets.  The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate for the WilTel plan that is representative of the high quality corporate bond market.  Holding all other assumptions constant, a 0.25% change in the discount rate would affect pension expense in 2017 by $0.2 million and the benefit obligation by $5.9 million, of which $4.5 million relates to the WilTel plan.
The deferred losses in accumulated other comprehensive income (loss) have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations ($58.9 million at December 31, 2016).  These deferred amounts primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates.  They are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year.  The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into pension expense in 2017 is $2.2 million.
The assumed long-term rates of return on plan assets are based on the investment objectives of the plans, which are more fully discussed in Note 20 in our consolidated financial statements.
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
The overall securities inventory is continually monitored by Jefferies, including the inventory turnover rate, which confirms the liquidity of overall assets. In connection with the government and agency fixed income business and Jefferies role as a primary dealer in these markets, a sizable portion of its securities inventory is comprised of U.S. government and agency securities and other G-7 government securities. For further detail on Jefferies outstanding sovereign exposure, refer to Quantitative and Qualitative Disclosures about Market Risk below.
At December 31, 2016, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 3% of total trading assets.
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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Securities purchased under agreements to resell:
Period end	$3,862	$3,855
Month end average	5,265	5,719
Maximum month end	7,001	7,577

Securities sold under agreements to repurchase:
Period end	$6,792	$9,967
Month end average	11,410	14,011
Maximum month end	16,620	18,629
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
Liquidity Management
The key objectives of Jefferies liquidity management framework are to support the successful execution of its business strategies while ensuring sufficient liquidity through the business cycle and during periods of financial distress.  The liquidity management policies are designed to mitigate the potential risk that adequate financing may not be accessible to service financial obligations without material franchise or business impact.
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
Contingency Funding Plan.  The Jefferies Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period.  This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following:

•	repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance;

•	maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral;

•	higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements;

•	liquidity outflows related to possible credit downgrade

•	lower availability of secured funding;

•	client cash withdrawals;

•	the anticipated funding of outstanding investment and loan commitments; and

•	certain accrued expenses and other liabilities and fixed costs.
Cash Capital Policy.  A cash capital model is maintained that measures long-term funding sources against requirements.  Sources of cash capital include equity and the noncurrent portion of long-term borrowings.  Uses of cash capital include the following:

•	illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments;

•	a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements); and

•	drawdowns of unfunded commitments.
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
Sources of Liquidity
Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	December 31, 2016	Average Balance Fourth Quarter 2016 (1)	December 31, 2015
Cash and cash equivalents:
Cash in banks	$905,391	$866,598	$973,796
Certificate of deposit	25,000	25,000	75,000
Money market investments	2,599,066	1,535,870	2,461,367
Total cash and cash equivalents	3,529,457	2,427,468	3,510,163

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,455,398	1,234,599	1,265,840
Other (3)(4)	318,646	604,424	163,890
Total other sources	1,774,044	1,839,023	1,429,730

Total cash and cash equivalents and other liquidity sources	$5,303,501	$4,266,491	$4,939,893

(1)	Average balances are calculated based on weekly balances.

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

(4)
Other sources of liquidity has been reduced by $141.2 million from what was previously disclosed, to reflect adjustments for certain securities that have subsequently been identified to have been encumbered.

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for approximately 75.4% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  In addition, as a matter of Jefferies policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, certain of Jefferies trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies long-term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.  The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	December 31, 2016		December 31, 2015
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,815,819	$280,733	$1,881,419	$268,664
Corporate debt securities	1,818,150	—	1,999,162	89,230
U.S. Government, agency and municipal securities	3,157,737	600,456	2,987,784	317,518
Other sovereign obligations	2,258,035	854,942	2,444,339	1,026,842
Agency mortgage-backed securities (1)	1,090,391	—	3,371,680	—
Loans and other receivables	274,842	—	—	—
	$10,414,974	$1,736,131	$12,684,384	$1,702,254

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
Sources of Funding
Secured Financing
Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 75.7% of Jefferies cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis and the tenor of Jefferies repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies is financing. Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately 3 months.
Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of December 31, 2016, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, structured notes and a demand loan margin financing facility, totaled $525.8 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings for Jefferies for 2016 and 2015 were $399.6 million and $65.3 million, respectively.
Jefferies short-term borrowings include the following facilities:

•
Demand Loan Facility. On February 19, 2016, Jefferies entered into a demand loan margin financing facility (“Demand Loan Facility”) in a maximum principal amount of $25.0 million to satisfy certain of its margin obligations. Interest is based on an annual rate equal to the weighted average LIBOR as defined in the Demand Loan Facility agreement plus 150 basis points. The Demand Loan Facility was terminated during the fourth quarter of 2016.

•
Secured Revolving Loan Facility. On October 29, 2015, Jefferies entered into a secured revolving loan facility (“First Secured Revolving Loan Facility”) whereby the lender agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the First Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the First Secured Revolving Loan Facility agreement. On December 14, 2015, Jefferies entered into a second secured revolving loan facility ("Second Revolving Loan Facility", and together with the First Secured Revolving Loan Facility, "Secured Revolving Loan Facilities") whereby the lender agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Second Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus four and one-quarter percent or the maximum rate as defined in the Second Secured Revolving Loan Facility agreement.

•
Intraday Credit Facility. The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million in U.S. dollars. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At December 31, 2016, Jefferies was in compliance with all debt covenants under the Intraday Credit Facility.
In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement. The outstanding amount of the notes issued under the program was $718.0 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at December 31, 2016.  Of the $718.0 million aggregate notes, $60.0 million matured in December 2016, $170.0 million matures in May 2018 (redeemable at the option of the noteholders as of November 30, 2016), $218.3 million matures in February 2017, and $201.6 million matures in May 2017, all bearing interest at a spread over one month LIBOR. The remaining $68.1 million matured in January 2017, and bore interest at a spread over three month LIBOR.
Long-Term Debt
Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at December 31, 2016 is $5.5 billion.  Jefferies long-term debt has a weighted average maturity of 7 years.  Jefferies next scheduled maturity is the $800.0 million principal amount of 5.125% Senior Notes that mature in April 2018.

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $51.4 million.  For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies operates broker-dealers registered with the SEC and member firms of FINRA.  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually registered U.S. broker-dealer and FCM, is subject to Rule 1.17 of the CFTC which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.
Jefferies LLC and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,467,729	$1,398,748
Jefferies Execution	8,260	8,010
FINRA is the designated self-regulatory organization ("DSRO") for Jefferies U.S. broker-dealers and the NFA is the DSRO for Jefferies as an FCM.

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the U.K.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010.  The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants.  While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized.  Jefferies expects that these provisions will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Financial Services, Inc., which registered as a swap dealer with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014.
The regulatory capital requirements referred to above may restrict Jefferies ability to withdraw capital from its regulated subsidiaries. Some of our other consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the parent company.
Off-Balance Sheet Arrangements
As shown below, at December 31, 2016, our commitments and guarantees, substantially all of which related to Jefferies, totaled $29,130.0 million.

		Expected Maturity Date (in millions)
Commitments and Guarantees	Total	2017	2018	2019 and 2020	2021 and 2022	After 2022

Equity commitments	$470.8	$192.4	$22.1	$13.0	$—	$243.3
Loan commitments	447.8	315.3	16.9	71.6	44.0	—
Underwriting commitments	349.4	349.4	—	—	—	—
Forward starting reverse repos	4,668.7	4,668.7	—	—	—	—
Forward starting repos	2,539.2	2,539.2	—	—	—	—
Other unfunded commitments	88.8	—	37.0	4.8	33.8	13.2
Derivative contracts (1):
Non-credit related	20,080.8	18,838.6	820.4	—	—	421.8
Credit related	437.6	—	52.2	24.6	360.8	—
Standby letters of credit	46.9	45.8	—	—	—	1.1

Total Commitments and Guarantees	$29,130.0	$26,949.4	$948.6	$114.0	$438.6	$679.4
(1) Certain of Jefferies derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 25 in our consolidated financial statements.
We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of December 31, 2016, the aggregate amount of commercial paper outstanding was $1.47 billion.  This commitment is not included in the table above as the timing of payments, if any, is uncertain.
In the normal course of business Jefferies and certain other subsidiaries engage in other off-balance sheet arrangements, including derivative contracts.  Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in the Consolidated Statements of Financial Condition.  Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Trading assets – Derivative contracts or Trading Liabilities – Derivative contracts as applicable.  Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement.  For additional information about our accounting policies and our derivative activities see Notes 2, 4 and 5 in our consolidated financial statements.
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At December 31, 2016, we did not have any commitments to purchase assets from our VIEs.  For additional information regarding VIEs, see Notes 7 and 9 in our consolidated financial statements.

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
Our estimate of future taxable income considers all available evidence, both positive and negative, about our operating businesses and investments, includes an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and includes all future years that we estimate we will have available NOLs. As discussed further in Note 21, Federal NOLs begin to expire in 2022, with a substantial amount expiring between 2022 and 2025.  We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.  The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the consolidated tax return group.
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
We also engage independent valuation firms to assist management in estimating the fair value of certain of our investments including the fair value of our loan to FXCM. Our estimate of fair value was determined using valuation models with inputs including management's assumptions concerning the amount and timing of expected cash flows, the loan's implied credit rating and effective yield. We also engaged an independent valuation firm to assist management in estimating the fair value of our equity interest in FXCM on September 1, 2016. Our estimate of fair value was determined using valuation models with inputs including management's assumptions concerning the implied total equity value, based primarily on the publicly traded FXCM Inc. stock price; volatility; risk-free rate; and term.
For further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Notes 2 and 4 in our consolidated financial statements.
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
We recorded impairment charges of $71.1 million in 2016, $27.7 million in 2015 and $3.2 million in 2014.  $56.3 million of the 2016 charge related to write-downs of Juneau's unproved oil and gas properties and $7.5 million related to the write-down of Juneau assets held for sale to fair value. In the third quarter of 2016, Juneau curtailed development of its southern acreage in the East Eagle Ford and its Houston County acreage. As a result, an impairment was recorded for the difference between the carrying value and the estimated net realizable value of the acreage. $20.3 million of the 2015 charge related to Juneau's oil and gas properties which were impacted by the decline in oil prices.
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
An independent valuation specialist was engaged to assist with the valuation process relating to Jefferies for our annual goodwill impairment test as of August 1, 2016.  The results of this test indicated the fair value of Jefferies was in excess of the carrying value. However, the valuation methodology is sensitive to comparable company multiples and management's forecasts of future profitability, which comes with a level of uncertainty regarding U.S. and global economic conditions, trading volumes and equity and debt capital market transaction levels. The fair value of our reporting units, including Jefferies, is also impacted by our overall market capitalization. If the future were to differ adversely from these assumptions or there was a sustained decline in our market capitalization, the estimated fair value of Jefferies may decline and result in an impairment.
During the fourth quarter of 2014, Jefferies decided to pursue strategic alternatives for its Futures business and decided to liquidate its International Asset Management business.  In connection with these two events, Jefferies recognized goodwill impairment losses of $54.0 million.  As U.S. GAAP requires that our assessment be performed at our reporting unit level, and the estimated fair value of Jefferies exceeded its carrying value, we did not recognize any impairment losses related to Jefferies.  The $54.0 million impairment loss recorded by Jefferies is a difference between its stand-alone financial statements and the Jefferies results included in our consolidated financial statements.
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
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary.  Impairment exists when the carrying amount exceeds its fair value.  Fair value is determined using valuation techniques consistent with what a market participant would use. All of our indefinite-lived intangible assets were recognized in connection with the Jefferies acquisition, which consists of exchange and clearing organization membership interests and registrations. Our annual impairment testing date is as of August 1, 2016.
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
We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual.  The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control.  We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  For further information, see Note 25 in our consolidated financial statements.

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
As more fully discussed in Note 4 to our consolidated financial statements, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading Assets at fair value of $725.1 million at December 31, 2016. Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $72.5 million.
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

		Daily VaR (1) Value-at-Risk In Trading Portfolios				Daily VaR (1) Value-at-Risk In Trading Portfolios
(In millions) Risk Categories	VaR at November 30, 2016	Daily VaR for the Year Ended November 30, 2016			VaR at November 30, 2015	Daily VaR for the Year Ended November 30, 2015
		Average	High	Low		Average	High	Low
Interest Rates	$5.82	$4.96	$6.99	$3.43	$5.01	$5.84	$8.06	$4.19
Equity Prices	6.71	5.42	9.55	2.60	6.69	9.79	13.61	5.39
Currency Rates	0.19	0.41	3.01	0.07	0.30	0.46	3.32	0.12
Commodity Prices	0.51	0.84	2.44	0.31	0.82	0.57	1.62	0.04
Diversification Effect (2)	(4.79)	(3.72)	N/A	N/A	(5.09)	(4.27)	N/A	N/A
Firmwide	$8.44	$7.91	$11.40	$4.30	$7.73	$12.39	$17.75	$6.35

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR decreased to $7.91 million for the year ended November 30, 2016 from $12.39 million for the year ended November 30, 2015, a 36.2% decrease. The decrease was primarily driven by lower block trading activity and firmwide defensive positioning resulting in lower equity risk and fixed income exposures, partially offset by a lower diversification benefit. In addition, VaR increased from $7.73 million at November 30, 2015 to $8.44 million at November 30, 2016. Excluding the investment in KCG, average VaR decreased to $5.77 million for the year ended November 30, 2016 from $9.97 million in the year ended November 30, 2015.
The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the year ended November 30, 2016, results of the evaluation at the aggregate level demonstrated 3 days when the net trading loss exceeded the 95% one day VaR.

Certain individual positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of or the sensitivity to a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2016 (in thousands):

10% Sensitivity

Private investments	$20,980
Corporate debt securities in default	5,040
Trade claims	491
Excluding trading losses associated with the daily marking to market of the investment in KCG, there were 21 days with trading losses out of a total of 253 trading days in the year ended November 30, 2016. Including these losses, there were 38 days with trading losses.
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
Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below. The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at December 31, 2016 and 2015 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
		(1)						(1)				(1)
AAA Range	$—	$—	$—	$11.8	$—	$—	$—	$11.8	$2,601.8	$2,461.4	$2,601.8	$2,473.2
AA Range	44.0	—	87.3	152.3	2.1	4.4	133.4	156.7	37.0	175.0	170.4	331.7
A Range	4.2	1.0	539.2	556.4	214.7	96.0	758.1	653.4	814.1	846.3	1,572.2	1,499.7
BBB Range	4.9	86.6	117.3	107.9	9.4	31.7	131.6	226.2	51.2	25.8	182.8	252.0
BB or Lower	100.1	181.6	6.2	14.8	23.8	30.1	130.1	226.5	25.1	—	155.2	226.5
Unrated	93.5	56.3	—	—	—	0.1	93.5	56.4	0.3	1.7	93.8	58.1
Total	$246.7	$325.5	$750.0	$843.2	$250.0	$162.3	$1,246.7	$1,331.0	$3,529.5	$3,510.2	$4,776.2	$4,841.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
		(1)						(1)				(1)
Asia/Latin America/ Other	$4.9	$10.1	$16.3	$15.3	$32.7	$40.6	$53.9	$66.0	$165.8	$159.6	$219.7	$225.6
Europe	—	0.4	234.4	212.2	20.9	43.4	255.3	256.0	248.0	341.8	503.3	597.8
North America	241.8	315.0	499.3	615.7	196.4	78.3	937.5	1,009.0	3,115.7	3,008.8	4,053.2	4,017.8
Total	$246.7	$325.5	$750.0	$843.2	$250.0	$162.3	$1,246.7	$1,331.0	$3,529.5	$3,510.2	$4,776.2	$4,841.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
		(1)						(1)				(1)
Asset Managers	$—	$—	$39.7	$69.8	$10.9	$—	$50.6	$69.8	$2,599.5	$2,461.3	$2,650.1	$2,531.1
Banks, Broker-dealers	0.2	0.9	435.9	464.9	170.4	95.2	606.5	561.0	930.0	1,048.9	1,536.5	1,609.9
Commodities	—	—	—	—	3.3	16.7	3.3	16.7	—	—	3.3	16.7
Corporates/Loans	204.4	193.9	—	—	18.4	11.3	222.8	205.2	—	—	222.8	205.2
Other	42.1	130.7	274.4	308.5	47.0	39.1	363.5	478.3	—	—	363.5	478.3
Total	$246.7	$325.5	$750.0	$843.2	$250.0	$162.3	$1,246.7	$1,331.0	$3,529.5	$3,510.2	$4,776.2	$4,841.2
(1) Loans and lending amounts have been recast to conform to the current period's presentation. Loans and lending amounts include the current exposure, the amount at risk on a default event with no recovery of loans. Previously, loans and lending amounts represented the notional value.
For additional information regarding credit exposure to OTC derivative contracts, see Note 5 in the consolidated financial statements.

Jefferies Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies defines country risk as the country of jurisdiction or domicile of the obligor.  The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at December 31, 2016 and 2015 (in millions):

	December 31, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$318.9	$(166.4)	$815.3	$—	$86.9	$0.3	$111.9	$1,055.0	$1,166.9
Italy	1,069.8	(844.2)	69.8	—	—	0.2	—	295.6	295.6
France	356.2	(538.4)	419.5	—	24.8	3.4	—	265.5	265.5
United Kingdom	290.1	(136.4)	(12.7)	—	61.0	13.4	37.7	215.4	253.1
Spain	210.4	(151.7)	—	—	—	0.3	50.2	59.0	109.2
Hong Kong	34.0	(30.2)	1.3	—	0.5	—	79.1	5.6	84.7
Switzerland	80.7	(33.6)	12.1	—	11.4	2.2	4.1	72.8	76.9
Ireland	124.4	(61.2)	4.4	—	0.6	—	—	68.2	68.2
Singapore	36.2	(9.6)	3.9	—	—	—	16.1	30.5	46.6
Qatar	15.2	(0.7)	—	—	—	27.1	—	41.6	41.6
Total	$2,535.9	$(1,972.4)	$1,313.6	$—	$185.2	$46.9	$299.1	$2,109.2	$2,408.3

	December 31, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Belgium	$413.8	$(48.8)	$6.2	$—	$—	$—	$157.8	$371.2	$529.0
United Kingdom	711.6	(359.3)	52.4	0.4	31.6	25.4	26.3	462.1	488.4
Netherlands	543.5	(139.6)	(23.4)	—	36.2	2.0	—	418.7	418.7
Italy	1,112.2	(662.4)	(105.6)	—	—	0.2	—	344.4	344.4
Ireland	164.3	(27.4)	3.3	—	3.5	—	—	143.7	143.7
Spain	394.0	(291.9)	(1.6)	—	—	0.2	26.6	100.7	127.3
Australia	86.6	(24.9)	9.6	37.4	—	0.3	0.8	109.0	109.8
Hong Kong	38.1	(22.3)	(2.9)	—	0.4	—	74.8	13.3	88.1
Switzerland	79.5	(28.9)	(6.6)	—	34.5	5.2	3.7	83.7	87.4
Portugal	111.9	(38.2)	—	—	—	—	—	73.7	73.7
Total	$3,655.5	$(1,643.7)	$(68.6)	$37.8	$106.2	$33.3	$290.0	$2,120.5	$2,410.5
In addition, Jefferies' issuer and counterparty risk exposure to Puerto Rico was $31.0 million, as reflected in our Consolidated Statement of Financial Condition at December 31, 2016, which is in connection with its municipal securities market making activities. The government of Puerto Rico is seeking to restructure much of its $70.0 billion in debt on a voluntary basis. At December 31, 2016, Jefferies had no material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
Other than our trading portfolio, our financial instrument portfolio is primarily classified as available for sale, and consequently, is recorded at fair value with unrealized gains and losses reflected in equity.  Included in our available for sale portfolio are fixed income securities, which comprised approximately 74% of the total available for sale portfolio at December 31, 2016.  These fixed income securities are primarily rated “investment grade” or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises.  The estimated weighted average remaining life of these fixed income securities was approximately 0.9 years at December 31, 2016.  Our fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  At December 31, 2015, fixed income securities comprised approximately 64% of the total portfolio and had an estimated weighted average remaining life of approximately 2.1 years.
Also included in the available for sale portfolio are equity securities, which are recorded at an aggregate fair value of $79.4 million (aggregate cost of $53.0 million) and which comprised approximately 26% of our total available for sale portfolio at December 31, 2016.  We evaluate our portfolio for impairment on a quarterly basis.
The following table provides information about our financial instruments used for purposes other than trading that are primarily sensitive to changes in interest rates.
For additional information see Note 8 to our consolidated financial statements.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Assets:
Available for Sale Fixed Income Securities:
U.S. Government	$174,933	$—	$—	$—	$—	$—	$174,933	$174,933
Weighted-Average Interest Rate	0.21%
Residential mortgage-backed: Rated Investment Grade	$3,122	$1,714	$3,240	$933	$708	$1,901	$11,618	$11,618
Weighted-Average Interest Rate	2.70%	2.74%	3.55%	2.58%	2.56%	2.75%
Rated Less Than Investment Grade/Not Rated	$2,833	$1,415	$2,130	$221	$170	$746	$7,515	$7,515
Weighted-Average Interest Rate	2.12%	2.88%	3.81%	3.99%	3.94%	3.97%
Commercial mortgage-backed:
Rated Investment Grade	$—	$3,464	$995	$3,878	$—	$—	$8,337	$8,337
Weighted-Average Interest Rate		2.80%	3.80%	4.10%
Other asset-backed:
Rated Investment Grade	$6,403	$12,639	$—	$—	$—	$—	$19,042	$19,042
Weighted-Average Interest Rate	2.80%	3.08%
All other corporates:
Rated Less Than Investment Grade/Not Rated	$—	$—	$179	$—	$—	$—	$179	$179
Weighted-Average Interest Rate			6.75%

We are also subject to interest rate risk on our long-term fixed interest rate debt.  Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise.  The following table represents principal cash flows by expected maturity dates for our consolidated long-term debt obligations.  For the variable rate borrowings, the weighted average interest rates are based on implied forward rates in the yield curve at the reporting date.  Our market risk with respect to foreign currency exposure on our long-term debt is also shown below.  For additional information, see Note 16 to our consolidated financial statements.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$345,000	$863,910	$945,253	$104,500	$750,000	$3,071,358	$6,080,021	$6,366,749
Weighted-Average Interest Rate	3.88%	5.19%	7.62%	5.49%	6.88%	5.77%
Variable Interest Rate Borrowings	$100,454	$316,558	$2,511	$34,555	$2,655	$45,648	$502,381	$502,090
Weighted-Average Interest Rate	3.54%	4.08%	3.98%	3.26%	3.97%	4.01%
Borrowings with Foreign Currency Exposure	$—	$6,360	$10,600	$529,975	$—	$41,339	$588,274	$601,475
Weighted-Average Interest Rate		0.74%	2.15%	2.38%		3.82%

Item 8.	Financial Statements and Supplementary Data.
Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2016.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on our assessment and those criteria, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

Item 9B.	Other Information.
On February 23, 2017, our Board of Directors approved an amendment to our By-Laws to adopt shareholder proxy access. Under our Amended and Restated By-Laws, shareholders (or a group of up to 20 shareholders) holding 3% of our outstanding shares for three years may submit Board nominees for inclusion in our annual proxy statement. Subject to our By-Laws, shareholders may include two nominees (or up to 20% of the size of our Board, if greater).

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance.
Information with respect to this item will be contained in the Proxy Statement for the 2017 Annual Meeting of Shareholders, which is incorporated herein by reference.
We have a Code of Business Practices, which is applicable to all directors, officers and employees, and is available on our website. We intend to post amendments to or waivers from our Code of Business Practices on our website as required by applicable law.

Item 11.	Executive Compensation.
Information with respect to this item will be contained in the Proxy Statement for the 2017 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information with respect to this item will be contained in the Proxy Statement for the 2017 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information with respect to this item will be contained in the Proxy Statement for the 2017 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information with respect to this item will be contained in the Proxy Statement for the 2017 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

(2)	Financial Statement Schedules.
Schedule I - Condensed Financial Information of Leucadia National Corporation (Parent Company Only) at December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.

(3)	See Exhibit Index below for a complete list of Exhibits to this report.

(b)	Exhibits.
We will furnish any exhibit upon request made to our Corporate Secretary, 520 Madison Avenue, New York, NY 10022.  We charge $.50 per page to cover expenses of copying and mailing.
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-5721, unless otherwise indicated.

Item 16.	Form 10-K Summary.
None.
Exhibit Index

3.1	Restated Certificate of Incorporation (filed as Exhibit 5.1 to the Company’s Current Report on Form 8-K dated July 14, 1993).*

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

3.8	Certificate of Amendment to the Certificate of Incorporation dated as of February 28, 2013 (filed as Exhibit 3.8 to the March 1, 2013 Form 8-K).*

3.9	Amended and Restated By-laws of Leucadia National Corporation (effective February 23, 2017).

4.1	The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

10.31	1999 Stock Option Plan as Amended and Restated (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-169377)).* +

10.32	Form of Grant Letter for the 1999 Stock Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (the “February 24, 2012 8-K”)).* +

10.33	Leucadia National Corporation 2003 Incentive Compensation Plan (filed as Appendix II to the Company’s Proxy Statement dated June 27, 2013 (the “2013 Proxy Statement”)).* +

10.34	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2013).* +

10.35	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2013).* +

10.36	Leucadia National Corporation 1999 Directors’ Stock Compensation Plan (filed as Appendix II to the 2013 Proxy Statement).* +

10.37	Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the 2003 10-K).* +

10.38
Amendment No. 1, dated as of May 16, 2006, to the Amended and Restated Shareholders Agreement dated as of June 30, 2003, by and among Ian M. Cumming, Joseph S. Steinberg and the Company (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).* +

10.39	Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg (filed as Exhibit 10.38 to the 2005 10-K).* +

10.40	Compensation Information Concerning Non-Employee Directors (incorporated by reference to page 16 of the Company’s Proxy Statement dated April 14, 2016).* +

10.41	First Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, dated as of December 30, 2011 (filed as Exhibit 10.1 to the December 30, 2011 8-K).*

10.42	Cattle Purchase and Sale Agreement by and between National Beef Packing Company, LLC and U.S. Premium Beef, LLC, dated as of December 30, 2011 (filed as Exhibit 10.6 to the December 30, 2011 8-K).*

10.43	Summary of executive bonus compensation (filed in the Company’s Current Report on Form 8-K dated January 24, 2017).* +

10.44	Summary of executive compensation for Richard B. Handler and Brian P. Friedman (filed in the Company’s Current Report on Form 8-K dated December 22, 2016).* +

10.45
Summary of executive compensation for Richard B. Handler, Brian P. Friedman and Michael J. Sharp (filed in the Company’s Current Report on Form 8-K dated February 28, 2014, as updated for Richard B. Handler and Brian P. Friedman by the Company's Current Report on Form 8-K dated February 19, 2016).* +

10.46	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K).*

10.47
Acknowledgement to Registration Rights Agreement, dated as of March 18, 2014, by and among Harbinger Group Inc., Harbinger Capital Partners Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated March 18, 2014).*

10.48
Letter Agreement, dated as of March 18, 2014, by and between Harbinger Group Inc. and Leucadia National Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated March 18, 2014).*

10.49
Exchange Agreement by and among Harbinger Capital Group Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P., and Leucadia National Corporation (filed as Exhibit 99.5 to Schedule 13D filed March 28, 2014).*

10.50
Joinder Agreement to Registration Rights Agreement by and among Harbinger Capital Group Partners Master Fund I, Ltd., Global Opportunities Breakaway Ltd., Harbinger Capital Partners Special Situations Fund, L.P., and Leucadia National Corporation (filed as Exhibit 99.8 to Schedule 13D filed on March 28, 2014).*

10.51
Stockholders Agreement, dated as of March 28, 2014, by and between HomeFed Corporation and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 3, 2014).*

21	Subsidiaries of the registrant.

23.1
Consent of PricewaterhouseCoopers LLP, with respect to the incorporation by reference into the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318) and Form S-3 (No. 333-214759).

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

101
Financial statements from the Annual Report on Form 10-K of Leucadia National Corporation for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) the Notes to Consolidated Financial Statements and (vii) the Financial Statement Schedule.

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

LEUCADIA NATIONAL CORPORATION

Date: February 27, 2017	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

February 27, 2017	By:	/s/ Joseph S. Steinberg	Chairman of the Board
Joseph S. Steinberg

February 27, 2017	By:	/s/ Richard B. Handler	Chief Executive Officer and Director
		Richard B. Handler	(Principal Executive Officer)

February 27, 2017	By:	/s/ Brian P. Friedman	President and Director
Brian P. Friedman

February 27, 2017	By:	/s/ Teresa S. Gendron	Vice President and Chief Financial Officer
		Teresa S. Gendron	(Principal Financial Officer)

February 27, 2017	By:	/s/ John M. Dalton	Vice President and Controller
		John M. Dalton	(Principal Accounting Officer)

February 27, 2017	By:	/s/ Linda L. Adamany	Director
Linda L. Adamany

February 27, 2017	By:	/s/ Robert D. Beyer	Director
Robert D. Beyer

February 27, 2017	By:	/s/ Francisco L. Borges	Director
Francisco L. Borges

February 27, 2017	By:	/s/ W. Patrick Campbell	Director
W. Patrick Campbell

February 27, 2017	By:	/s/ Robert E. Joyal	Director
Robert E. Joyal

February 27, 2017	By:	/s/ Jeffrey C. Keil	Director
Jeffrey C. Keil

February 27, 2017	By:	/s/ Michael T. O’Kane	Director
Michael T. O’Kane

February 27, 2017	By:	/s/ Stuart H. Reese	Director
Stuart H. Reese

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Leucadia National Corporation:
In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting". Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 27, 2017

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2016 and 2015
(Dollars in thousands, except par value)

	2016	2015
ASSETS
Cash and cash equivalents	$3,807,558	$3,638,648
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	857,337	751,084
Financial instruments owned, including securities pledged of $9,706,881 and $12,207,123:
Trading assets, at fair value	14,985,237	18,293,090
Available for sale securities	301,049	207,355
Total financial instruments owned	15,286,286	18,500,445
Investments in managed funds	515,318	603,720
Loans to and investments in associated companies	2,125,098	1,757,369
Securities borrowed	7,743,562	6,975,136
Securities purchased under agreements to resell	3,862,488	3,854,746
Receivables	4,425,178	3,830,967
Property, equipment and leasehold improvements, net	709,242	721,875
Intangible assets, net and goodwill	2,513,678	2,648,362
Deferred tax asset, net	1,461,815	1,575,368
Assets held for sale	128,083	—
Other assets	1,635,664	1,473,464
Total assets	$45,071,307	$46,331,184

LIABILITIES
Short-term borrowings	$525,842	$310,659
Trading liabilities, at fair value	8,388,619	6,840,430
Securities loaned	2,819,132	3,014,300
Securities sold under agreements to repurchase	6,791,676	9,966,868
Other secured financings	1,026,429	908,741
Payables, expense accruals and other liabilities	7,373,708	7,107,081
Long-term debt	7,380,443	7,400,582
Total liabilities	34,305,849	35,548,661

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	336,809	191,633
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 359,425,061 and 362,617,423 shares issued and outstanding, after deducting 56,947,654 and 53,755,292 shares held in treasury	359,425	362,617
Additional paid-in capital	4,812,587	4,986,819
Accumulated other comprehensive income	310,697	438,793
Retained earnings	4,645,391	4,612,982
Total Leucadia National Corporation shareholders’ equity	10,128,100	10,401,211
Noncontrolling interests	175,549	64,679
Total equity	10,303,649	10,465,890

Total	$45,071,307	$46,331,184

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2016, 2015 and 2014
(In thousands, except per share amounts)

	2016	2015	2014

Revenues:
Beef processing services	$7,021,902	$7,396,869	$7,824,246
Commissions	611,574	659,002	668,801
Principal transactions	603,822	642,824	662,213
Investment banking	1,193,973	1,417,807	1,526,637
Interest income	926,255	955,240	1,052,151
Net realized securities gains	29,542	62,957	30,394
Other	488,186	549,228	570,465
Total revenues	10,875,254	11,683,927	12,334,907
Interest expense	812,637	797,469	848,422
Net revenues	10,062,617	10,886,458	11,486,485

Expenses:
Cost of sales	6,850,807	7,677,233	8,024,286
Compensation and benefits	1,730,585	1,665,465	1,841,674
Floor brokerage and clearing fees	167,205	199,780	215,329
Interest	108,703	115,804	120,935
Depreciation and amortization	211,593	224,133	185,993
Provision for doubtful accounts	24,580	7,353	59,695
Selling, general and other expenses	807,312	750,435	795,878
	9,900,785	10,640,203	11,243,790
Income from continuing operations before income taxes and income related to associated companies	161,832	246,255	242,695
Income related to associated companies	154,598	110,281	138,527
Income from continuing operations before income taxes	316,430	356,536	381,222
Income tax provision	122,109	109,947	165,971
Income from continuing operations	194,321	246,589	215,251
Income (loss) from discontinued operations, net of income tax provision (benefit) of $0, $231 and $(9,634)	—	429	(17,893)
Gain on disposal of discontinued operations, net of income tax provision of $0, $2,743 and $899	—	5,093	1,667
Net income	194,321	252,111	199,025
Net loss attributable to the noncontrolling interests	1,426	4,996	727
Net (income) loss attributable to the redeemable noncontrolling interests	(65,746)	26,543	8,616
Preferred stock dividends	(4,063)	(4,063)	(4,062)
Net income attributable to Leucadia National Corporation common shareholders	$125,938	$279,587	$204,306
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the years ended December 31, 2016, 2015 and 2014
(In thousands, except per share amounts)

	2016	2015	2014

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.34	$0.73	$0.58
Income (loss) from discontinued operations	—	—	(0.05)
Gain on disposal of discontinued operations	—	0.01	0.01
Net income	$0.34	$0.74	$0.54

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.34	$0.73	$0.58
Income (loss) from discontinued operations	—	—	(0.05)
Gain on disposal of discontinued operations	—	0.01	0.01
Net income	$0.34	$0.74	$0.54

Amounts attributable to Leucadia National Corporation common shareholders:
Income from continuing operations, net of taxes	$125,938	$274,065	$220,584
Income (loss) from discontinued operations, net of taxes	—	429	(17,945)
Gain on disposal of discontinued operations, net of taxes	—	5,093	1,667
Net income	$125,938	$279,587	$204,306
The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Net income	$194,321	$252,111	$199,025
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $2,262, $(5,029) and $(4,923)	3,900	(9,057)	(8,866)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $2, $6,068 and $1,631	(4)	(10,930)	(2,939)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $2,260, $(11,097) and $(6,554)	3,896	(19,987)	(11,805)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(3,530), $(5,174) and $(6,837)	(121,581)	(36,477)	(43,307)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0 and $149	—	—	(267)
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(3,530), $(5,174) and $(6,986)	(121,581)	(36,477)	(43,574)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(4,251), $0 and $0	(6,494)	—	—
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0 and $0	—	—	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(4,251), $0 and $0	(6,494)	—	—

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $0, $0 and $0	—	—	—
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0 and $(95)	—	—	169
Net change in unrealized derivative gains (losses), net of income tax provision (benefit) of $0, $0 and $95	—	—	169

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $(2,516), $7,152 and $(17,698)	(5,451)	17,073	(38,959)
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(700), $(17,159) and $(1,676)	1,534	31,102	3,201
Net change in pension liability benefits, net of income tax provision (benefit) of $(1,816), $24,311 and $(16,022)	(3,917)	48,175	(35,758)

Other comprehensive loss, net of income taxes	(128,096)	(8,289)	(90,968)

Comprehensive income	66,225	243,822	108,057
Comprehensive loss attributable to the noncontrolling interests	1,426	4,996	727
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	(65,746)	26,543	8,616
Preferred stock dividends	(4,063)	(4,063)	(4,062)

Comprehensive income (loss) attributable to Leucadia National Corporation common shareholders	$(2,158)	$271,298	$113,338

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net cash flows from operating activities:
Net income	$194,321	$252,111	$199,025
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision	118,631	134,016	126,885
Depreciation and amortization of property, equipment and leasehold improvements	144,116	164,067	124,977
Other amortization	22,673	8,006	14,767
Share-based compensation	33,597	74,087	109,838
Provision for doubtful accounts	34,252	20,168	69,907
Net securities gains	(29,542)	(62,957)	(30,394)
Income related to associated companies	(171,782)	(185,998)	(228,769)
Distributions from associated companies	191,455	223,658	176,491
Net (gains) losses related to property and equipment, and other assets	83,053	29,776	(27,784)
Gain on disposal of discontinued operations	—	(7,836)	(12,566)
Change in estimated litigation reserve	—	(96,500)	101,710
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(107,771)	2,691,028	166,108
Trading assets	2,687,399	1,380,230	(3,223,327)
Investments in managed funds	75,144	(295,342)	(80,247)
Securities borrowed	(805,779)	(127,060)	(1,497,438)
Securities purchased under agreements to resell	(112,777)	56,377	(200,568)
Receivables from brokers, dealers and clearing organizations	(488,623)	551,021	11,872
Receivables from customers of securities operations	340,690	58,233	(349,767)
Other receivables	(162,748)	(145,634)	(161,415)
Other assets	(283,234)	83,414	(107,028)
Trading liabilities	1,727,698	(2,011,277)	1,832,930
Securities loaned	(122,946)	420,929	95,607
Securities sold under agreements to repurchase	(3,144,433)	(688,355)	(84,303)
Payables to brokers, dealers and clearing organizations	569,246	486,841	968,615
Payables to customers of securities operations	(483,188)	(3,455,080)	1,089,423
Trade payables, expense accruals and other liabilities	361,295	(225,711)	(3,546)
Other	(61,900)	(93,967)	(68,163)
Net cash provided by (used for) operating activities	608,847	(761,755)	(987,160)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(318,678)	(295,894)	(600,837)
Proceeds from disposals of property and equipment, and other assets	62,463	22,820	52,011
Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold	—	5,842	223,217
Acquisitions, net of cash acquired	(9,673)	—	(61,493)
Cash paid and cash of real estate operations sold to HomeFed Corporation	—	—	(19,730)
Advances on notes, loans and other receivables	(342,281)	(420,219)	(8,500)
Collections on notes, loans and other receivables	121,825	153,004	22,002
Loans to and investments in associated companies	(763,528)	(1,492,060)	(2,959,689)
Capital distributions and loan repayment from associated companies	703,108	1,389,262	2,756,320
Deconsolidation of asset management entities	(326)	(16,512)	(207,965)
Purchases of investments (other than short-term)	(739,298)	(873,831)	(1,821,635)
Proceeds from maturities of investments	162,393	379,629	1,191,349
Proceeds from sales of investments	483,360	1,931,656	1,878,427
Other	978	(2,532)	5,606
Net cash provided by (used for) investing activities	(639,657)	781,165	449,083
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,020,050	$363,595	$1,002,636
Net change in short-term borrowings	204,882	298,659	—
Repayment of debt	(962,515)	(1,316,494)	(434,278)
Net change in other secured financings	116,702	205,231	470,415
Net change in bank overdrafts	(46,536)	—	—
Issuance of common shares	1,062	1,223	2,190
Net contributions from (distributions to) redeemable noncontrolling interests	(52,889)	5,165	(2,765)
Distributions to noncontrolling interests	(18,544)	(7,277)	(7,797)
Contributions from noncontrolling interests	154,522	15,469	54,259
Purchase of common shares for treasury	(95,020)	(125,754)	(75,728)
Dividends paid	(91,296)	(92,550)	(93,071)
Other	488	750	1,921
Net cash provided by (used for) financing activities	230,906	(651,983)	917,782

Effect of foreign exchange rate changes on cash	(25,980)	(5,554)	(10,525)

Cash classified as assets held for sale	(5,206)	—	—

Net increase (decrease) in cash and cash equivalents	168,910	(638,127)	369,180

Cash and cash equivalents at January 1,	3,638,648	4,276,775	3,907,595

Cash and cash equivalents at December 31,	$3,807,558	$3,638,648	$4,276,775

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$957,140	$980,266	$1,038,201
Income tax payments, net	$(13,738)	$510	$9,880

Non-cash investing activities:
Transfer of investment in FXCM from trading assets to Loans to and investments in associated companies	$334,500	$—	$—

Non-cash financing activities:
Issuance of common shares for debt conversion	$—	$—	$97,546

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2016, 2015 and 2014
(In thousands, except par value and per share amounts)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Non-controlling Interests	Total

Balance, January 1, 2014	$364,541	$4,881,031	$538,050	$4,318,840	$10,102,462	$70,591	$10,173,053
Net income				204,306	204,306	(727)	203,579
Other comprehensive loss, net of taxes			(90,968)		(90,968)		(90,968)
Contributions from noncontrolling interests					—	72,221	72,221
Distributions to noncontrolling interests					—	(8,977)	(8,977)
Deconsolidation of asset management entities					—	(77,475)	(77,475)
Change in interest in consolidated subsidiary		(3,654)			(3,654)	3,654	—
Share-based compensation expense		109,838			109,838		109,838
Change in fair value of redeemable noncontrolling interests		45,401			45,401		45,401
Issuance of common shares for debt conversion	4,606	92,940			97,546		97,546
Purchase of common shares for treasury	(2,990)	(72,738)			(75,728)		(75,728)
Dividends ($.25 per common share)				(95,077)	(95,077)		(95,077)
Other	1,342	6,690			8,032	8,577	16,609

Balance, December 31, 2014	367,499	5,059,508	447,082	4,428,069	10,302,158	67,864	10,370,022
Net income				279,587	279,587	(4,996)	274,591
Other comprehensive loss, net of taxes			(8,289)		(8,289)		(8,289)
Contributions from noncontrolling interests					—	16,189	16,189
Distributions to noncontrolling interests					—	(7,277)	(7,277)
Deconsolidation of asset management entities					—	(8,193)	(8,193)
Change in interest in consolidated subsidiary		(1,092)			(1,092)	1,092	—
Share-based compensation expense		74,087			74,087		74,087
Change in fair value of redeemable noncontrolling interests		(26,325)			(26,325)		(26,325)
Purchase of common shares for treasury	(5,953)	(119,801)			(125,754)		(125,754)
Dividends ($.25 per common share)				(94,674)	(94,674)		(94,674)
Other	1,071	442			1,513		1,513

Balance, December 31, 2015	362,617	4,986,819	438,793	4,612,982	10,401,211	64,679	10,465,890
Net income				125,938	125,938	(1,426)	124,512
Other comprehensive loss, net of taxes			(128,096)		(128,096)		(128,096)
Contributions from noncontrolling interests					—	154,522	154,522
Distributions to noncontrolling interests					—	(18,544)	(18,544)
Deconsolidation of asset management entities					—	(9,709)	(9,709)
Change in interest in consolidated subsidiary		(261)			(261)	261	—
Reclassification to redeemable noncontrolling interest					—	(14,234)	(14,234)
Share-based compensation expense		33,597			33,597		33,597
Change in fair value of redeemable noncontrolling interests		(115,963)			(115,963)		(115,963)
Purchase of common shares for treasury	(5,434)	(89,586)			(95,020)		(95,020)
Dividends ($.25 per common share)				(93,529)	(93,529)		(93,529)
Other	2,242	(2,019)			223		223

Balance, December 31, 2016	$359,425	$4,812,587	$310,697	$4,645,391	$10,128,100	$175,549	$10,303,649

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations
Leucadia National Corporation (“Leucadia” or the “Company”) is a diversified holding company focused on long-term value creation to maximize shareholder value.  We continuously review acquisitions of businesses, securities and assets that have the potential for significant long-term value creation, invest in a broad array of businesses, and evaluate the retention and disposition of our existing operations and holdings.  Changes in the mix of our businesses and investments should be expected.

Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking, investment sales and servicing), FXCM (provider of online foreign exchange trading services), HomeFed (a publicly traded real estate company) and Foursight Capital (vehicle finance).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group ("HRG") (insurance and consumer products), Vitesse Energy and Juneau Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Conwed Plastics ("Conwed") and Idaho Timber (manufacturing companies), and Golden Queen (gold and silver mining project). The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.

Jefferies is a global full-service, integrated securities and investment banking firm.  In March 2013, Jefferies became an indirect wholly-owned subsidiary of Leucadia, yet retains a separate credit rating and continues to be a separate SEC reporting company.  Through Jefferies, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), our joint venture with Babson Capital Management LLC (now Barings, LLC) and Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans.  Through Jefferies, we also own a 48.5% voting interest in Jefferies LoanCore, a joint venture with the Government of Singapore Investment Corporation, the Canadian Pension Plan Investment Board and LoanCore, LLC.  Jefferies LoanCore originates, purchases and securitizes commercial real estate loans throughout the U.S.

Jefferies has a November 30th year-end, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of December 2016 for the purpose of evaluating whether additional financial statement disclosures or adjustments are required to this Annual Report on Form 10-K, and we have concluded that no additional adjustments are warranted.

Leucadia Asset Management supports and develops focused alternative asset management businesses led by distinct management teams. These primarily include Folger Hill Asset Management LLC ("Folger Hill"), a multi-manager discretionary long/short equity hedge fund platform; Topwater Capital, a first-loss product; 54 Madison Capital, LLC ("54 Madison"), which invests in real estate projects; CoreCommodity Management LLC, an asset manager that focuses on commodities strategies; Tenacis Capital, a systematic macro investment platform; Lake Hill, an electronic trader in listed options and futures across asset classes; as well as several other smaller businesses. In addition, several investment management businesses, including Jefferies Strategic Investments Division, operate under Jefferies and are included under our marketing of the LAM platform.

Prior to September 1, 2016, our investment in FXCM Group, LLC ("FXCM") and associated companies consisted of a senior secured term loan due January 2017, with rights to a variable proportion of certain future distributions. On September 1, 2016, we, FXCM Inc. and FXCM Holdings, LLC ("FXCM Holdings") entered into an agreement that amended the terms of our loan and associated rights. Among other changes, the amendments extended the maturity of the term loan by one year to January 2018 to allow FXCM more time to optimize remaining asset sales ($154.5 million was outstanding under this loan at December 31, 2016); gave Leucadia a 49.9% common membership interest in FXCM and up to 65% of all distributions; created a six-member board for FXCM, comprised of three directors appointed by Leucadia and three directors appointed by FXCM Holdings; put in place a long-term incentive program for FXCM's senior management; entered into a management agreement pursuant to which FXCM Holdings will manage the assets and day-to-day operations of FXCM and its subsidiaries; and gave FXCM Holdings the same right Leucadia has to require a sale of FXCM beginning in January 2018. See Notes 4 and 10 to our consolidated financial statements for additional information.

Berkadia, our 50-50 equity method joint venture with Berkshire Hathaway Inc., is a U.S. commercial real estate company providing capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial properties.

We own an approximate 65% equity method interest of HomeFed, which owns and develops residential and mixed use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board. During 2014, we sold substantially all of our standalone real estate operations to HomeFed; see Notes 10 and 28 for more information.

We own 100% of Foursight Capital, an auto loan originator and servicer, and 85% of Chrome Capital, which owns and manages a portfolio of leases on used Harley-Davidson motorcycles and is in the process of winding down.

We own 78.9% of National Beef Packing Company.  National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets.  National Beef operates two beef processing facilities, three consumer-ready facilities and a wet blue tanning facility, all located in the U.S. National Beef operates one of the largest wet blue tanning facilities in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products directly to customers through the internet, direct mail and direct response television.  National Beef also owns a refrigerated and livestock transportation and logistics company that provides transportation services for National Beef and third parties.

We own approximately 23% of HRG, a publicly traded company (NYSE: HRG), and we reflect this investment at fair value based on quoted market prices. HRG primarily owns approximately 58% of Spectrum Brands, a publicly traded (NYSE: SPB) global consumer products company; an approximately 80% ownership stake in Fidelity & Guaranty Life ("FGL"), a publicly traded (NYSE: FGL) life insurance and annuity products company; and Front Street, a long-term reinsurance company. On November 8, 2015, FGL and Anbang Insurance Group Co., Ltd. ("Anbang") entered into a definitive merger agreement pursuant to which Anbang will acquire FGL for $26.80 per share in cash. In February 2017, FGL and Anbang amended the merger agreement which extends the outside termination date to April 17, 2017. The amendment also gives FGL the right to solicit, respond to, evaluate and negotiate competing offers, but provides that FGL may not sign a competing definitive agreement prior to the termination date.

Vitesse Energy, LLC ("Vitesse") is our 96% owned consolidated subsidiary that acquires and develops non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota and Montana as well as the Denver-Julesburg Basin in Wyoming.

Juneau Energy, LLC ("Juneau") is our 98% owned consolidated subsidiary that engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  Juneau currently has non-operated working interests and acreage in the Texas Gulf Coast region.

Garcadia is an equity method joint venture that owns and operates 28 automobile dealerships in California, Texas, Iowa and Michigan. We own approximately 75%.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 57% of Linkem's common equity at December 31, 2016.  Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band.  Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

Conwed is our consolidated subsidiary that manufactures and markets lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes.  In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE:SWM) for $295 million in cash plus potential earn-out payments over five years of up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. The pre-tax gain of approximately $180 million recognized upon closing will be reflected in our results of operations for the three months ended March 31, 2017. See also Note 29 for more information.

Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products, including the following principal activities:  remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge, pine decking.

Golden Queen Mining Company, LLC ("Golden Queen") owns the Soledad Mountain project, an open pit, heap leach gold and silver mining project in Kern County, California, which commenced gold and silver production in March 2016.  We and the Clay family have formed and made contributions to a limited liability company, controlled by us, through which we invested in Golden Queen for the development and operation of the project. Our effective ownership of Golden Queen is approximately 35% and is accounted for under the equity method.

Certain amounts have been reclassified to be consistent with the 2016 presentation.
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
Investment Banking Activities
Commissions and Other Fees.  All customer securities transactions are reported in the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade date basis.  We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties.  The amounts allocated for those purposes are commonly referred to as soft dollar arrangements.  These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Operations.  In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts.
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

Interest Revenue and Expense.  Interest expense that is deducted from Revenues to arrive at Net revenues is related to Jefferies operations.  Contractual interest on Trading assets and Trading liabilities is recognized on an accrual basis as a component of Interest income and Interest expense.  Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Operations rather than as a component of interest income or expense.  Interest on short- and long-term borrowings is recorded on an accrual basis as Interest expense. Discounts/premiums arising on long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations.  Interest revenue related to Securities borrowed and Securities purchased under agreements to resell activities and interest expense related to Securities loaned and Securities sold under agreements to repurchase activities are recognized on an accrual basis.
Cash Equivalents
Cash equivalents include highly liquid investments, including money market funds and certificates of deposit, not held for resale with original maturities of three months or less.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies LLC, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.  Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets. In addition, certain exchange and/or clearing organizations require cash and/or securities to be deposited by us to conduct day to day activities.
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

Third Party Pricing Information.  Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities.  External pricing data is subject to evaluation for reasonableness by the IPV Group using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period.  Jefferies processes challenges the appropriateness of pricing information obtained from external data providers (including independent pricing services and brokers) to validate the data for consistency with the definition of a fair value exit price.  Jefferies process includes understanding and evaluating the external data providers’ valuation methodologies.  For corporate, U.S. government and agency, municipal debt securities, and loans, to the extent independent pricing services or broker quotes are utilized in Jefferies valuation process, the vendor service providers are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions.  The composite pricing information received from the independent pricing service is thus not based on unobservable inputs or proprietary models.  For mortgage- and other asset-backed securities, collateralized debt obligations ("CDOs") and collateralized loan obligations ("CLOs"), the independent pricing services use a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity.  Further, Jefferies considers pricing data from multiple service providers as available as well as compares pricing data to prices observed for recent transactions, if any, in order to corroborate valuation inputs.

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
Investments in Managed Funds
Investments in managed funds include our investments in funds managed by us and our investments in related party managed funds in which we are entitled to a portion of the management and/or performance fees.  Investments in nonconsolidated managed funds are accounted for at fair value based on the net asset value (“NAV”) of the funds provided by the fund managers with gains or losses included in the Consolidated Statements of Operations.
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
Loans to and Investments in Associated Companies
Loans to and investments in associated companies include investments in private equity and other operating entities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such investments.  Loans to and investments in associated companies are accounted for using the equity method.  See Note 10 for additional information regarding certain of these investments.
Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as Income (loss) related to associated companies, or as part of Other revenues if such investees are considered to be an extension of our business.  Income (loss) for investees for which the fair value option was elected is reported as Principal transactions revenues.

Receivables and Provision for Doubtful Accounts
At December 31, 2016 and 2015, Receivables include receivables from brokers, dealers and clearing organizations of $2,062.9 million and $1,616.3 million, respectively, and receivables from customers of securities operations of $843.1 million and $1,191.3 million, respectively.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively "repos") are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest.  Jefferies earns and incurs interest over the term of the repo, which is reflected in Interest revenue and Interest expense in the Consolidated Statements of Earnings on an accrual basis. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis-by counterparty, where permitted by GAAP.  The fair value of the underlying securities is monitored daily versus the related receivable or payable balances.  Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.
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
National Beef closed its Brawley beef processing facility in the second quarter of 2014.  National Beef incurred costs relating to the closing of the facility during 2014 of $6.9 million.  These costs include employee separation and retention, systems decommissioning and various other expenses.  Of these amounts, $4.6 million related to employee separation, which is included in Compensation and benefits, and the various other costs are included in Selling, general and other expenses in the Consolidated Statement of Operations.
In 2015, we recorded impairment charges in Selling, general and other expenses of $27.7 million, primarily related to a $20.3 million impairment at our Juneau oil and gas company and an impairment charge related to the Brawley plant of $4.7 million. For the oil and gas impairment test, we compare expected undiscounted future net cash flows to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows are lower than the unamortized capital cost, we reduce the capitalized cost to fair market value. We used a third party reserve report in which the cash flows were calculated using West Texas Intermediate (oil) and Henry Hub (gas) NYMEX futures prices as of December 31, 2015. For one of our oil fields, the undiscounted net cash flows were lower than the unamortized capital cost and as a result, we wrote off the total capital cost. There were no significant impairment charges in 2014.
In 2016, Juneau recorded impairment charges in Selling, general and other expenses of $56.3 million related to write-downs of unproved oil and gas properties. Juneau assesses its unproved oil and gas properties for impairment based on remaining lease terms, drilling results or future plans to develop acreage and they record impairment expense for any decline in value. In the third quarter of 2016, Juneau curtailed development of its southern acreage in the East Eagle Ford and its Houston County acreage. As a result, an impairment was recorded for the difference between the carrying value and the estimated net realizable value of the acreage.
Substantially all of our operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally.  In recent years general economic conditions reduced the demand for products or services sold by our operating subsidiaries and/or resulted in reduced pricing for products or services.  A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by our operations and investments.  If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets, property and equipment and other long-lived assets (for example, Jefferies, National Beef, manufacturing, oil and gas exploration and development and certain associated company investments), impairment charges would have to be recorded.
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
See Note 12 for further information with respect to our impairment charges related to intangible assets during 2015 and 2016.

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
Payables, expense accruals and other liabilities
At December 31, 2016 and 2015, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $3,290.4 million and $2,757.2 million, respectively, and payables to customers of securities operations of $2,297.3 million and $2,780.5 million, respectively.
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
Share-based Compensation
Share-based awards are measured based on the fair value of the award as determined in accordance with GAAP and recognized over the required service or vesting period.  Certain executive share-based awards contain market, performance and service conditions. Market conditions are incorporated into the grant-date fair value using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if it is determined that it is probable that the performance condition will be achieved. The fair value of options and warrants are estimated at the date of grant using the Black-Scholes option pricing model.  Expected forfeitures are included in determining share-based compensation expense.
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
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earnings per share.  Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security.  As such, we calculate basic and diluted earnings per share under the two-class method. RSUs granted under the senior executive compensation plan are not considered participating securities as the rights to dividend equivalents are forfeitable. See Note 18 for more information regarding the senior executive compensation plan.
Securitization Activities
Jefferies engages in securitization activities related to corporate loans, consumer loans, commercial mortgage loans and mortgage-backed and other asset-backed securities.  Such transfers of financial assets are accounted for as sales when Jefferies has relinquished control over the transferred assets.  The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale.  Jefferies may retain interests in the securitized financial assets as one or more tranches of the securitization.  These retained interests are included within Trading assets in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions in the Consolidated Statements of Operations.
When a transfer of assets does not meet the criteria of a sale, the transfer is accounted for as a secured borrowing and Jefferies continues to recognize the assets of a secured borrowing, and recognize the associated financing in Other secured financings in the Consolidated Statements of Financial Condition.
Beginning in 2014, another of our subsidiaries utilized a special purpose entity to securitize automobile loans receivable.  This special purpose entity is a variable interest entity and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statement of Financial Condition.  These secured borrowings do not have recourse to our subsidiary’s general credit.
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
We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual.  The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available.  Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control.  We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period.  For further information, see Note 25.
Note 3.  Accounting Developments
Revenue Recognition.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance is effective for interim and annual periods beginning after December 15, 2017.  We intend to adopt the new guidance with a cumulative-effect adjustment to opening retained earnings and our evaluation of the impact this new guidance will have on our consolidated financial statements is ongoing.

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

Debt Issuance Costs.  In January 2016, we adopted the FASB's new guidance that requires debt issuance costs related to a recognized debt liability be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability.  The guidance is effective retrospectively and we have adopted this guidance in the first quarter of 2016. The adoption of this guidance resulted in the following adjustments to the Consolidated Statement of Financial Condition on December 31, 2015: a decrease of $8.6 million to Other assets, a decrease of $7.0 million to Long-term debt and a decrease of $1.6 million to Other secured financings. The adoption of this guidance also resulted in the following adjustments to the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014: a decrease of $4.4 million and $3.8 million, respectively, to Selling, general and other expenses and an increase of $4.4 million and $3.8 million, respectively, to Interest expense.

Financial Instruments. In January 2016, the FASB issued new guidance that affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact of the new guidance related to equity investments and the presentation and disclosure requirements of financial instruments on our consolidated financial statements. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option and we adopted this guidance in the first quarter of 2016. The guidance on financial liabilities under the fair value option did not have a significant impact on our consolidated financial statements.

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

Share-Based Payments to Employees. In March 2016, the FASB issued new guidance to simplify and improve accounting for share-based payments. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. We do not believe the adoption of this accounting guidance will have a material effect on our consolidated financial statements.

Financial Instruments - Credit Losses. In June 2016, the FASB issued new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. The guidance is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Cash Flow Classifications. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Note 4.  Fair Value Disclosures
The following is a summary of our financial instruments, trading liabilities and long-term debt that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV (within trading assets) of $24.3 million and $36.7 million, respectively, by level within the fair value hierarchy at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,522,977	$92,839	$21,739	$—	$2,637,555
Corporate debt securities	—	2,675,020	25,005	—	2,700,025
CDOs and CLOs	—	54,306	54,354	—	108,660
U.S. government and federal agency securities	2,389,397	56,726	—	—	2,446,123
Municipal securities	—	708,469	27,257	—	735,726
Sovereign obligations	1,432,556	990,492	—	—	2,423,048
Residential mortgage-backed securities	—	960,494	38,772	—	999,266
Commercial mortgage-backed securities	—	296,405	20,580	—	316,985
Other asset-backed securities	—	63,587	40,911	—	104,498
Loans and other receivables	—	1,557,233	81,872	—	1,639,105
Derivatives	3,825	4,616,822	6,429	(4,255,998)	371,078
Investments at fair value	—	—	314,359	—	314,359
Investment in FXCM	—	—	164,500	—	164,500
Total trading assets, excluding investments at fair value based on NAV	$6,348,755	$12,072,393	$795,778	$(4,255,998)	$14,960,928

Available for sale securities:
Corporate equity securities	$79,425	$—	$—	$—	$79,425
Corporate debt securities	—	179	—	—	179
U.S. government securities	174,933	—	—	—	174,933
Residential mortgage-backed securities	—	19,133	—	—	19,133
Commercial mortgage-backed securities	—	8,337	—	—	8,337
Other asset-backed securities	—	19,042	—	—	19,042
Total available for sale securities	$254,358	$46,691	$—	$—	$301,049

Liabilities:
Trading liabilities:
Corporate equity securities	$1,593,548	$16,806	$313	$—	$1,610,667
Corporate debt securities	—	1,718,424	523	—	1,718,947
U.S. government and federal agency securities	976,497	—	—	—	976,497
Sovereign obligations	1,375,590	1,253,754	—	—	2,629,344
Loans	—	801,977	378	—	802,355
Derivatives	2,566	4,867,586	9,870	(4,229,213)	650,809
Total trading liabilities	$3,948,201	$8,658,547	$11,084	$(4,229,213)	$8,388,619
Other secured financings	$—	$41,350	$418	$—	$41,768
Long-term debt - structured notes	$—	$248,856	$—	$—	$248,856

	December 31, 2015
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,803,243	$133,732	$40,906	$—	$2,977,881
Corporate debt securities	—	2,867,165	25,876	—	2,893,041
CDOs and CLOs	—	89,144	85,092	—	174,236
U.S. government and federal agency securities	2,555,018	90,633	—	—	2,645,651
Municipal securities	—	487,141	—	—	487,141
Sovereign obligations	1,251,366	1,407,955	120	—	2,659,441
Residential mortgage-backed securities	—	2,731,070	70,263	—	2,801,333
Commercial mortgage-backed securities	—	1,014,913	14,326	—	1,029,239
Other asset-backed securities	—	118,629	42,925	—	161,554
Loans and other receivables	—	1,123,044	189,289	—	1,312,333
Derivatives	2,253	4,406,207	19,785	(4,165,446)	262,799
Investments at fair value	—	26,224	199,794	—	226,018
Investment in FXCM	—	—	625,689	—	625,689
Total trading assets, excluding investments at fair value based on NAV	$6,611,880	$14,495,857	$1,314,065	$(4,165,446)	$18,256,356

Available for sale securities:
Corporate equity securities	$73,579	$—	$—	$—	$73,579
Corporate debt securities	—	4,744	—	—	4,744
U.S. government securities	63,945	—	—	—	63,945
Residential mortgage-backed securities	—	23,240	—	—	23,240
Commercial mortgage-backed securities	—	2,374	—	—	2,374
Other asset-backed securities	—	39,473	—	—	39,473
Total available for sale securities	$137,524	$69,831	$—	$—	$207,355

Liabilities:
Trading liabilities:
Corporate equity securities	$1,428,048	$36,518	$38	$—	$1,464,604
Corporate debt securities	—	1,556,941	—	—	1,556,941
U.S. government and federal agency securities (3)	1,488,121	—	—	—	1,488,121
Sovereign obligations (3)	837,614	505,382	—	—	1,342,996
Residential mortgage-backed securities (3)	—	117	—	—	117
Loans	—	758,939	10,469	—	769,408
Derivatives	364	4,456,334	19,543	(4,257,998)	218,243
Total trading liabilities	$3,754,147	$7,314,231	$30,050	$(4,257,998)	$6,840,430
Other secured financings (4)	$—	$67,801	$544	$—	$68,345

(1)	There were no material transfers between Level 1 and Level 2 during the years ended December 31, 2016 and 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)
There was an immaterial revision in the row labeling in our Annual Report on Form 10-K for the year ended December 31, 2015. We have revised the labels to "U.S. government and federal agency securities" (originally reported as "Collateralized debt obligations"), "Sovereign obligations" (originally reported as "U.S. government and federal agency securities") and "Residential mortgage-backed securities" (originally reported as "Sovereign obligations").

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

•
Non-exchange Traded Equity Securities:  Non-exchange traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy.  Where such information is not available, non-exchange traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/Earnings before interest, taxes, depreciation and amortization ("EBITDA"), price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company.  When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•
Equity Warrants:  Non-exchange traded equity warrants are measured primarily using pricing data from external pricing services, prices observed for recently executed market transactions and broker quotations are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

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

•
Oil Futures Derivatives: Vitesse uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Vitesse accounts for the derivative instruments at fair value, which are classified as Level 2 within the fair value hierarchy. Fair values classified as Level 2 are determined under the income valuation technique using an option-pricing model that is based on directly or indirectly observable inputs.

Investments at Fair Value

Investments at fair value included in Trading assets on the Consolidated Statements of Financial Condition include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analysis and transaction prices observed for subsequent financing or capital issuance by the company.  Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy.  Additionally, investments at fair value include investments in insurance contracts relating to Jefferies defined benefit plan in Germany.  Fair value for the insurance contracts are determined using a third party and is categorized within Level 3 of the fair value hierarchy.

Investment in FXCM

In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017, with rights to a variable proportion of certain future distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  FXCM is an online provider of foreign exchange trading services.  The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  The variable proportion of distributions was as follows: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $500 million (this was an amount initially set at a range between $500 million to $680 million and based on payments made by FXCM to us through April 16, 2015, this amount became $500 million); and 60% of all amounts thereafter.  During the year ended December 31, 2016, we received $72.1 million of principal, interest and fees from FXCM and $154.5 million remained outstanding under the credit agreement as of December 31, 2016.  Through the first quarter of 2016 interest accrued at 16.0% per annum; in the second quarter of 2016 interest accrued at 17.5% per annum; in the third quarter of 2016 interest accrued at 19.0% per annum; and in the fourth quarter of 2016 interest accrued at 20.5% per annum.

At December 31, 2015, we viewed the FXCM loan and associated rights as one integrated transaction; since the rights, as derivatives, were accounted for at fair value, we had elected the fair value option for the loan.  At December 31, 2015, the total amount of our investment in FXCM was reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, were included within Principal transactions in the Consolidated Statements of Operations.  We recorded in Principal transactions an aggregate $(54.6) million and $491.3 million during the years ended December 31, 2016 and 2015, respectively, of unrealized and realized gains (losses), interest income and fees relating to our investment in FXCM.

On September 1, 2016, we, FXCM Inc. and FXCM Holdings entered into an agreement that amended the terms of our loan and associated rights. Among other changes, the amendments extended the maturity of the term loan by one year to January 2018 to allow FXCM more time to optimize remaining asset sales; gave Leucadia a 49.9% common membership interest in FXCM, and up to 65% of all distributions; created a six-member board for FXCM, comprised of three directors appointed by Leucadia and three directors appointed by FXCM Holdings; put in place a long-term incentive program for FXCM's senior management; entered into a management agreement pursuant to which FXCM Holdings will manage the assets and day-to-day operations of FXCM and its subsidiaries; and gave FXCM Holdings the same right Leucadia has to require a sale of FXCM beginning in January 2018. Distributions to Leucadia under the amended agreements are now: 100% until amounts due under the loan are repaid; 45% of the next $350 million; then 79.2% of the next $500 million; and 51.6% of all amounts thereafter.

During February 2017, FXCM Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the National Futures Association ("NFA") and the Commodity Futures Trading Commission ("CFTC") against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. The NFA settlement has no monetary fine and the CFTC settlement has a $7 million fine. As part of the settlements, FXCM U.S. will be withdrawing from business and has agreed to sell FXCM U.S.'s customer accounts to Gain Capital Holdings, Inc. FXCM U.S. generates approximately 20% of FXCM's revenue, but is not currently profitable. The proceeds from any sale of the U.S. accounts, net of closure and severance costs, as well as regulatory capital released after a sale, will be used to pay down the Leucadia term loan. As part of the settlement, Leucadia, FXCM Holdings and FXCM have amended the management and incentive compensation agreements, giving any three directors of the FXCM board the right to terminate management and any unvested incentive compensation at any time.

On February 21, 2017, Drew Niv resigned as the Chief Executive Officer of FXCM, although he will remain in an advisory position. Brendan Callan will become the interim Chief Executive Officer of FXCM and Leucadia's Jimmy Hallac will become Chairman of the Board of FXCM.

In addition, on February 21, 2017, Mr. Niv resigned from his positions as Chief Executive Officer and Chairman of the Board of FXCM Inc., but will remain as acting Chief Executive Officer of FXCM Inc. until his successor is identified. In addition, FXCM Inc. announced that it will be changing its name to Global Brokerage Inc. effective February 27, 2017.

We do not hold any interest in FXCM Inc., the publicly traded company and issuer of senior convertible notes. FXCM Inc. holds an economic interest of 68.0% in FXCM Holdings, LLC, which in turn holds 50.1% of FXCM Group, LLC. As more fully described above, we own the remaining 49.9% of FXCM Group, LLC, and our senior secured term loan is also with FXCM Group, LLC, which is a holding company for all of FXCM Group, LLC's affiliated operating subsidiaries. Net profits and proceeds generated by these subsidiaries, and from the sales of these subsidiaries, flow first to FXCM Group, LLC, where they are applied to the outstanding balance of our term loan and then, in accordance with the agreement described above, to us and FXCM Holdings, LLC. A portion of the profits and proceeds that flow to FXCM Holdings, LLC then flow to FXCM Inc., in accordance with its economic interest. We refer to FXCM Group, LLC as "FXCM."

Through the amendments on September 1, 2016, our derivative rights were exchanged for a 49.9% common membership interest in FXCM and up to 65% of all distributions. We gained the ability to significantly influence FXCM through our common membership interest and our seats on the board of directors. As a result, we classify our equity investment in FXCM in our December 31, 2016 Consolidated Statement of Financial Condition as Loans to and investments in associated companies. We account for our equity interest on a one month lag. As the amendments only extended the maturity of the term loan, we continue to use the fair value option and classify our term loan within Trading assets, at fair value.

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

Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($164.5 million) and the investment in associated company ($336.3 million), which totaled $500.8 million at December 31, 2016.

We engaged an independent valuation firm to assist management in estimating the fair value of our loan to FXCM.  Our estimate of fair value was determined using valuation models with inputs including management’s assumptions concerning the amount and timing of expected cash flows and the loan’s implied credit rating and effective yield.  Because of these inputs and the degree of judgment involved, we have categorized our term loan in Level 3.  We also engaged an independent valuation firm to assist management in estimating the fair value of our equity interest in FXCM on September 1, 2016. Our estimate of fair value was determined using valuation models with inputs including management's assumptions concerning the implied total equity value, based primarily on the publicly traded FXCM Inc. stock price; volatility; risk-free rate; and term.

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

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
December 31, 2016
Equity Long/Short Hedge Funds (2)	$363,256	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	772	—	—
Fund of Funds (4)	230	—	—
Equity Funds (5)	42,179	20,295	—
Multi-strategy Fund (6)	133,190	—	Monthly/Quarterly
Total	$539,627	$20,295

December 31, 2015 (7)
Equity Long/Short Hedge Funds (2)	$430,207	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	1,703	—	—
Fund of Funds (4)	287	94	—
Equity Funds (5)	42,111	20,791	—
Multi-strategy Fund (6)	165,821	—	Monthly/Quarterly
Convertible Bond Funds (8)	326	—	At Will
Total	$640,455	$20,885

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors.  At December 31, 2016 and 2015, investments with a fair value of $363.3 million and $54.7 million, respectively, are redeemable with 15 to 90 days prior written notice.

(3)
This category includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments.  There are no redemption provisions.  At December 31, 2015, the underlying assets of 8% of these funds were being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
This category includes investments in fund of funds that invest in various private equity funds.  At December 31, 2016 and 2015, approximately 100% and 95%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions. The investments in this category are gradually being liquidated or we have requested redemption, however, we are unable to estimate when these funds will be received.

(5)
At December 31, 2016 and 2015, the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to liquidate in one to seven years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-strategy securities in domestic and international markets in both the public and private sectors. At December 31, 2016 and 2015, investments representing approximately 12% and 32%, respectively, of the fair value of investments in this category are redeemable with 30 to 90 days prior written notice.

(7)
Certain prior period amounts have been recast to conform to the current year's presentation due to the presentation of multi-strategy funds. Previously, these investments had been classified within equity long/short hedge funds.

(8)
Investment in the Jefferies Umbrella Fund, an open-ended investment company managed by Jefferies that invested primarily in convertible bonds.  The underlying assets were fully liquidated during the year ended December 31, 2016.

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2016 (in thousands):

Year Ended December 31, 2016
	Balance, December 31, 2015	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at December 31, 2016	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$40,906	$(8,463)	$3,365	$(49)	$(671)	$—	$(13,349)	$21,739	$291
Corporate debt securities	25,876	(16,230)	27,242	(29,347)	(7,223)	—	24,687	25,005	(18,799)
CDOs and CLOs	85,092	(14,918)	52,316	(69,394)	(2,750)	—	4,008	54,354	(7,628)
Municipal securities	—	(1,462)	—	—	—	—	28,719	27,257	(1,462)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
Residential mortgage-backed securities	70,263	(9,612)	623	(12,249)	(931)	—	(9,322)	38,772	(1,095)
Commercial mortgage-backed securities	14,326	(7,550)	3,132	(2,024)	(2,229)	—	14,925	20,580	(7,243)
Other asset-backed securities	42,925	(14,381)	133,986	(102,952)	(8,769)	—	(9,898)	40,911	(18,056)
Loans and other receivables	189,289	(42,566)	75,264	(69,262)	(46,851)	—	(24,002)	81,872	(52,003)
Investments at fair value	199,794	54,538	29,728	(542)	(1,107)	—	31,948	314,359	54,608
Investment in FXCM (2)	625,689	(54,634)	—	—	(406,555)	—	—	164,500	(1,014)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$313	$(38)	$—	$—	$313	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	—
Net derivatives (3)	(242)	(1,760)	—	11,101	31	2,067	(7,756)	3,441	(6,458)
Loans	10,469	—	—	378	—	—	(10,469)	378	—
Other secured financings	544	(126)	—	—	—	—	—	418	(126)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)
Includes $334.5 million related to the settlement of our participation rights for equity ownership in FXCM on September 1, 2016. We classify the equity ownership as a Loan to and investment in associated company at December 31, 2016.

(3)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the year ended December 31, 2016

During the year ended December 31, 2016, transfers of assets of $179.6 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
CDOs and CLOs of $19.4 million, residential mortgage-backed securities of $17.5 million, commercial mortgage-backed securities of $17.4 million and other asset-backed securities of $16.9 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $13.8 million due to a lower number of contributors for certain vendor quotes supporting classification within Level 2;

•	Corporate debt securities of $28.1 million, investments at fair value of $31.9 million and municipal securities of $28.7 million due to a lack of observable market transactions.

During the year ended December 31, 2016, transfers of assets of $133.2 million from Level 3 to Level 2 are attributed to:

•
Residential mortgage-backed securities of $26.8 million, other asset-backed securities of $26.8 million and CDOs and CLOs of $15.4 million, for which market trades were observed in the year for either identical or similar securities;

•	Loans and other receivables of $37.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $19.2 million due to an increase in observable market transactions.

During the year ended December 31, 2016, there were transfers of loan liabilities of $10.5 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.

Net losses on Level 3 assets were $115.3 million and net gains on Level 3 liabilities were $1.9 million for the year ended December 31, 2016.  Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM, loans and other receivables, corporate debt securities, CDOs and CLOs, other asset-backed securities, residential and commercial mortgage-backed securities and corporate equity securities partially offset by increased valuations of certain investments at fair value.  Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2015 (in thousands):

Year Ended December 31, 2015
	Balance, December 31, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at December 31 ,2015	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2015 (1)
Assets:
Trading assets:
Corporate equity securities	$20,964	$11,154	$21,385	$(6,391)	$—	$—	$(6,206)	$40,906	$11,424
Corporate debt securities	22,766	(11,013)	21,534	(14,636)	—	—	7,225	$25,876	(9,443)
CDOs and CLOS	124,650	(66,332)	104,998	(107,381)	(5,754)	—	34,911	$85,092	(48,514)
Municipal securities	—	10	—	—	(21,551)	—	21,541	—	—
Sovereign obligations	—	47	1,032	(1,031)	—	—	72	120	39
Residential mortgage backed securities	82,557	(12,951)	18,961	(31,762)	(597)	—	14,055	$70,263	(4,498)
Commercial mortgage-backed securities	26,655	(3,813)	3,480	(10,146)	(6,861)	—	5,011	$14,326	(3,205)
Other asset-backed securities	2,294	(990)	42,922	(1,299)	(2)	—	—	$42,925	(254)
Loans and other receivables	97,258	(14,755)	792,345	(576,536)	(124,365)	—	15,342	$189,289	(16,802)
Investments at fair value	77,047	62,804	5,510	(425)	(4,093)	—	58,951	$199,794	(1,964)
Investment in FXCM	—	491,341	279,000	—	(144,652)	—	—	625,689	491,341

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	223	(110)	(6,804)	6,691	—	—	—	$—	—
Net derivatives (2)	(4,638)	(7,310)	(6,705)	13,522	37	2,437	2,415	$(242)	4,754
Loans	14,450	(163)	(2,059)	229	—	—	(1,988)	$10,469	104
Other secured financings	30,825	—	—	—	(15,704)	36,995	(51,572)	$544	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
Analysis of Level 3 Assets and Liabilities for the year ended December 31, 2015
During the year ended December 31, 2015, transfers of assets of $236.7 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
CDOs and CLOs of $69.8 million, non-agency residential mortgage-backed securities of $30.4 million and commercial mortgage-backed securities of $11.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

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

•	CDOs and CLOs of $34.9 million and loans and other receivables of $4.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investments at fair value of $15.8 million due to an increase in observable market transactions;

•	Corporate equity securities of $7.7 million due to an increase in observable market transactions.
During the year ended December 31, 2015, there were transfers of other secured financings of $51.6 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net gains on Level 3 assets were $455.5 million and net gains on Level 3 liabilities were $7.6 million for the year ended December 31, 2015.  Net gains on Level 3 assets were primarily due to increased valuations of our investment in FXCM and increase in valuation of certain investments at fair value and corporate equity securities partially offset by decreased valuations of CDOs and CLOs, certain loans and other receivables and residential and commercial mortgage-backed securities.  Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2014 (in thousands).

Year Ended December 31, 2014
	Balance, December 31, 2013	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at December 31, 2014	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2014 (1)
Assets:
Trading assets:
Corporate equity securities	$9,884	$957	$18,138	$(12,826)	$—	$—	$4,811	$20,964	$2,324
Corporate debt securities	25,666	6,629	38,316	(40,328)	—	—	(7,517)	22,766	8,982
CDOs and CLOs	37,216	(6,386)	204,337	(181,757)	(1,297)	—	72,537	124,650	(1,141)
U.S. government and federal agency securities	—	13	2,505	(2,518)	—	—	—	—	—
Residential mortgage-backed securities	105,492	(9,870)	42,632	(61,689)	(1,847)	—	7,839	82,557	(4,679)
Commercial mortgage-backed securities	17,568	(4,237)	49,159	(51,360)	(782)	—	16,307	26,655	(2,384)
Other asset-backed securities	12,611	1,784	4,987	(18,002)	—	—	914	2,294	1,484
Loans and other receivables	145,890	(31,311)	130,169	(92,140)	(60,390)	—	5,040	97,258	(26,864)
Investments at fair value	66,931	17,642	32,493	(23,324)	(1,243)	—	(15,452)	77,047	1,985

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(149)	(565)	960	—	—	(23)	223	(8)
Net derivatives (2)	6,905	15,055	(24,682)	1,094	322	—	(3,332)	(4,638)	(15,615)
Loans	22,462	—	(18,332)	11,338	—	—	(1,018)	14,450	—
Other secured financings	8,711	—	—	—	(17,525)	39,639	—	30,825	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the year ended December 31, 2014
During the year ended December 31, 2014, transfers of assets of $139.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $30.3 million and commercial mortgage-backed securities of $16.6 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $8.5 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate equity securities of $9.7 million due to lack of observable market transactions;

•	CDOs and CLOs of $73.0 million which have little to no transparency in trade activity.
During the year ended December 31, 2014, transfers of assets of $54.6 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $22.4 million for which market trades were observed in the period for either identical or similar securities;

•	Loans and other receivables of $3.5 million and investments at fair value of $15.5 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.9 million and corporate debt securities of $7.5 million due to an increase in observable market transactions.
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

December 31, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$19,799
Non-exchange traded securities		Market approach	Underlying stock price	$3 to $75	$15.0
		Comparable pricing	Underlying stock price	$218	—
			Comparable asset price	$11	—
		Present value	Average silver production (tons per day)	666	—

Corporate debt securities	$25,005	Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Transaction level	$30	—

CDOs and CLOs	$33,016	Discounted cash flows	Constant prepayment rate	10% to 20%	19%
			Constant default rate	2% to 4%	2%
			Loss severity	25% to 70%	40%
			Yield	7% to 17%	12%
		Scenario analysis	Estimated recovery percentage	28% to 38%	31%

Residential mortgage-backed securities	$38,772	Discounted cash flows	Constant prepayment rate	0% to 11%	5%
			Constant default rate	1% to 7%	3%
			Loss severity	35% to 100%	62%
			Yield	2% to 10%	6%

Commercial mortgage-backed securities	$20,580	Discounted cash flows	Yield	6% to 11%	8%
			Cumulative loss rate	5% to 95%	39%

Other asset-backed securities	$40,911	Discounted cash flows	Constant prepayment rate	4% to 20%	14%
			Constant default rate	0% to 31%	13%
			Loss severity	0% to 100%	90%
			Yield	4% to 17%	15%
		Market approach	Price	$72	—

Loans and other receivables	$54,347	Market approach	Discount rate/yield	2% to 4%	3%
			EBITDA (a) multiple	3.3	—
			Transaction level	$0.42	—
		Present value	Average silver production (tons per day)	666	—
		Scenario analysis	Estimated recovery percentage	6% to 50%	37%

Derivatives	$6,429
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Credit default swaps		Market approach	Credit spread	265 bps	—

Investments at fair value
Private equity securities	$67,383	Market approach	Transaction Level	$250	—
			Price	$25,815,720	—
			Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$164,500	Discounted cash flows	Term based on the pay off	0 months to .5 years	0.4 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$9,870
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Unfunded commitments		Market approach	Discount rate/yield	4%	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	16%	—

December 31, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$20,285
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.4	—
			Transaction level	$1	—
			Underlying stock price	$5 to $102	$19.0

Corporate debt securities	$20,257	Convertible bond model	Discount rate/yield	86%	—
		Market approach	Transaction level	$59	—

CDOs and CLOs	$49,923	Discounted cash flows	Constant prepayment rate	5% to 20%	13%
			Constant default rate	2% to 8%	2%
			Loss severity	25% to 90%	52%
			Yield	6% to 13%	10%

Residential mortgage-backed securities	$70,263	Discounted cash flows	Constant prepayment rate	0% to 50%	13%
			Constant default rate	1% to 9%	3%
			Loss severity	25% to 70%	39%
			Yield	1% to 9%	6%

Commercial mortgage-backed securities	$14,326	Discounted cash flows	Yield	7% to 30%	16%
			Cumulative loss rate	2% to 63%	23%

Other asset-backed securities	$21,463	Discounted cash flows	Constant prepayment rate	6% to 8%	7%
			Constant default rate	3% to 5%	4%
			Loss severity	55% to 75%	62%
			Yield	7% to 22%	18%
		Over-collateralization	Over-collateralization percentage	117% to 125%	118%

Loans and other receivables	$161,470	Comparable pricing	Comparable asset price	$99 to $100	$99.7
		Market approach	Yield	2% to 17%	12%
			EBITDA (a) multiple	10.0	—
		Scenario analysis	Estimated recovery percentage	6% to 100%	83%

Derivatives	$19,785
Commodity forwards		Market approach	Discount rate/yield	47%	—
			Transaction level	$9,500,000	—
Unfunded commitment		Comparable pricing	Comparable asset price	$100	—
		Market approach	Credit spread	298 bps	—
Total return swap		Comparable pricing	Comparable asset price	$91.7 to $92.4	$92.1

Investments at fair value
Private equity securities	$29,940	Market approach	Transaction Level	$64	—
			Price	$5,200,000	—
			Discount rate	15% to 30%	23%
Investment in FXCM
Term loan	$203,700	Discounted cash flows	Term based on the pay off	0 months to 1.0 year	0.4 years
Rights	422,000	Option pricing model	Volatility	110%	—
	$625,700

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$19,543
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable asset price	$79 to $100	$82.6
		Market approach	Discount rate/yield	3% to 10%	10%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	11%	—
Total return swaps		Comparable pricing	Comparable asset price	$91.7 to $92.4	$92.1

Loans	$10,469	Comparable pricing	Comparable asset price	$100	—
(a) Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables.  At December 31, 2016 and 2015, asset exclusions consisted of $325.0 million and $280.6 million, respectively, primarily comprised of investments at fair value, private equity securities, CDOs and CLOs, municipal securities, non-exchange traded securities and loans and other receivables. At December 31, 2016 and 2015, liability exclusions consisted of $1.6 million and $0.6 million, respectively, of other secured financings, loans and corporate debt and equity securities.
Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Loans and other receivables, unfunded commitments, non-exchange traded securities, equity swaps, total return swaps and loans using comparable pricing valuation techniques. A significant increase (decrease) in the comparable asset and underlying stock price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, commodity forwards, credit default swaps, other asset-backed securities and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, non-exchange traded security, corporate debt security, loan and other receivable or certain derivatives would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly (lower) higher fair value measurement. A significant increase (decrease) in the price of the private equity securities or other asset-backed securities would result in a significantly higher (lower) fair value measurement.

•
Loans and other receivables and CDOs and CLOs using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
CDOs and CLOs, residential and commercial mortgage-backed securities and other asset-backed securities, variable funding notes and unfunded commitments using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the security yield would result in a significantly lower (higher) fair value measurement.

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

•
Non-exchange traded securities and loans and other receivables using a present value model. A significant increase (decrease) in average silver production would result in a significantly higher (lower) fair value measurement.

•
Investment in FXCM using a discounted cash flow valuation technique and an option pricing model.  A significant increase (decrease) in term based on the time to pay off the loan would result in a higher (lower) fair value measurement.  A significant increase (decrease) in volatility or time to liquidity event would result in a significantly lower (higher) fair value measurement.

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses.  These loans and loan commitments include loans entered into by Jefferies investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-and other asset-backed securitization activities.  Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis.  Loans are included in Trading assets and loan commitments are included in Trading liabilities.  The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures.  Loans to affiliate entities are included within Loans to and investments in associated companies and are accounted for on an amortized cost basis.  Jefferies has also elected the fair value option for certain of its structured notes which are managed by Jefferies capital markets business and are included in Long-term debt on the Consolidated Statements of Financial Condition. Jefferies has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed on a fair value basis.  The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings.  Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Financial Instruments Owned:
Loans and other receivables	$(68,812)	$(17,389)	$(24,785)

Financial Instruments Sold:
Loans	$9	$(162)	$(585)
Loan commitments	$5,509	$7,502	$(15,459)

Long-term Debt:
Changes in instrument specific credit risk (1)	$(10,745)	$—	$—
Other changes in fair value (2)	$30,995	$—	$—

(1)	Changes in instrument-specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss).

(2)	Other changes in fair value are included within Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	December 31, 2016	December 31, 2015
Financial Instruments Owned:
Loans and other receivables (1)	$1,325,938	$408,369
Loans and other receivables on nonaccrual status and/or greater than 90 days past due (1) (2)	$205,746	$54,652
Long-term Debt	$20,202	$—

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

(2)	Amounts include all loans and other receivables greater than 90 or more days past due of $64.6 million and $29.7 million at December 31, 2016 and 2015, respectively.
The aggregate fair value of Jefferies loans and other receivables on nonaccrual status and/or greater than 90 days or more past due, was $29.8 million and $307.5 million at December 31, 2016 and 2015, respectively, which includes loans and other receivables greater than 90 days past due of $18.9 million and $11.3 million at December 31, 2016 and 2015, respectively.
Jefferies has elected the fair value option for its investment in KCG Holdings, Inc. ("KCG").  The change in the fair value of this investment was $19.6 million, $49.1 million and $(14.7) million for 2016, 2015 and 2014, respectively. Additionally, in connection with a KCG shares and warrants exchange transaction, Jefferies earned advisory fees of $2.9 million during the year ended December 31, 2016. Jefferies has also separately entered into securities lending transactions with KCG in the normal course of its capital markets activities. The balances of Securities borrowed and Securities loaned were $9.2 million and $9.2 million, respectively, at December 31, 2016, and $6.3 million and $16.5 million, respectively, at December 31, 2015.
As of December 31, 2016 and 2015, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $725.1 million and $631.9 million at December 31, 2016 and 2015, respectively.  The shares were acquired at an aggregate cost of $475.6 million.  The change in the fair value of our investment in HRG aggregated $93.2 million, $(28.0) million and $119.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. We currently have two directors on HRG’s board.
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
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities with a fair value of $99.9 million at December 31, 2016. See Note 27 for additional information related to financial instruments not measured at fair value.
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
Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets and Trading liabilities, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement.  Net realized and unrealized gains and losses are primarily recognized in Principal transactions in the Consolidated Statements of Operations on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  Acting in a trading capacity, Jefferies and our Leucadia Asset Management businesses may enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from trading activities.  See Notes 4 and 25 for additional disclosures about derivative financial instruments.
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

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at December 31, 2016 and 2015.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
December 31, 2016
Interest rate contracts	$3,282,245	29,032	$3,159,457	34,845
Foreign exchange contracts	529,669	7,826	516,869	8,319
Equity contracts	786,987	2,843,329	1,169,201	2,414,715
Commodity contracts	1,906	2,766	6,430	7,289
Credit contracts: centrally cleared swaps	7,044	98	2,562	19,900
Credit contracts: other credit derivatives	19,225	213	25,503	184
Total	4,627,076		4,880,022
Counterparty/cash-collateral netting	(4,255,998)		(4,229,213)
Total per Consolidated Statement of Financial Condition	$371,078		$650,809

December 31, 2015
Interest rate contracts	$2,910,093	56,748	$2,849,958	74,904
Foreign exchange contracts (1)	453,527	8,089	466,021	7,376
Equity contracts	1,017,611	3,057,754	1,094,597	2,947,416
Commodity contracts (1)	27,590	2,896	5,510	2,001
Credit contracts: centrally cleared swaps	2,447	299	841	44
Credit contracts: other credit derivatives	16,977	100	59,314	135
Total	4,428,245		4,476,241
Counterparty/cash-collateral netting	(4,165,446)		(4,257,998)
Total per Consolidated Statement of Financial Condition	$262,799		$218,243

(1)
Commodity contracts increased in assets by a fair value of $19.3 million and by 29 contracts and in liabilities by a fair value of $4.6 million and by 28 contracts with corresponding decreases in foreign exchange contracts from those amounts previously reported to correct for the classification of certain contracts. The total amount of contracts remained unchanged.

The following table presents unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014

Interest rate contracts	$(36,559)	$(36,792)	$(149,587)
Foreign exchange contracts	20,401	36,233	39,872
Equity contracts	(635,305)	(137,219)	(327,978)
Commodity contracts	(3,339)	(13,625)	58,746
Credit contracts	5,013	(16,223)	(23,934)
Total	$(649,789)	$(167,626)	$(402,881)

The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising Jefferies business activities and are before consideration of economic hedging transactions, which generally offset the net gains (losses) included above. Jefferies substantially mitigates its exposure to market risk on its cash instruments through derivative contracts, which generally provide offsetting revenues, and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at December 31, 2016 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Equity swaps and options	$27,436	$5,727	$—	$—	$33,163
Credit default swaps	—	4,542	3,463	(1,588)	6,417
Total return swaps	20,749	389	—	(200)	20,938
Foreign currency forwards, swaps and options	95,112	35,988	—	(10,547)	120,553
Interest rate swaps, options and forwards	120,053	189,153	134,507	(71,604)	372,109
Total	$263,350	$235,799	$137,970	$(83,939)	553,180
Cross product counterparty netting					(623)
Total OTC derivative assets included in Trading assets					$552,557

(1)	At December 31, 2016, we held exchange traded derivative assets and other credit agreements with a fair value of $25.4 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At December 31, 2016, cash collateral received was $217.4 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total

Commodity swaps, options and forwards	$3,214	$1,218	$—	$—	$4,432
Equity swaps and options	10,993	20,354	—	—	31,347
Credit default swaps	16	1,594	7,147	(1,588)	7,169
Total return swaps	12,088	2,407	—	(200)	14,295
Foreign currency forwards, swaps and options	92,375	26,011	—	(10,547)	107,839
Fixed income forwards	3,401	—	—	—	3,401
Interest rate swaps, options and forwards	108,085	121,975	92,029	(71,604)	250,485
Total	$230,172	$173,559	$99,176	$(83,939)	418,968
Cross product counterparty netting					(623)
Total OTC derivative liabilities included in Trading liabilities					$418,345

(1)	At December 31, 2016, we held exchange traded derivative liabilities and other credit agreements with a fair value of $414.2 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At December 31, 2016, cash collateral pledged was $190.6 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At December 31, 2016, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$380,574
BBB- to BBB+	39,595
BB+ or lower	51,834
Unrated	80,554
Total	$552,557

(1)
Jefferies utilizes internal credit ratings determined by the Jefferies Risk Management department.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at December 31, 2016 and 2015 is $70.6 million and $114.5 million, respectively, for which Jefferies has posted collateral of $44.4 million and $97.2 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2016 and 2015, Jefferies would have been required to post an additional $26.1 million and $19.7 million, respectively, of collateral to its counterparties.

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

Vitesse uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Vitesse accounts for the derivative instruments at fair value. The gains and losses associated with the change in fair value of the derivatives are recorded in income.

Note 6.  Collateralized Transactions
Jefferies enters into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance trading asset inventory positions, meet customer needs or re-lend as part of its dealer operations.  Jefferies monitors the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and requests additional collateral or returns excess collateral, as appropriate.  Jefferies pledges financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements.  Jefferies agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral.  Pledged securities owned that can be sold or repledged by the counterparty are included within Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
December 31, 2016
Corporate equity securities	$2,046,243	$66,291	$2,112,534
Corporate debt securities	731,276	1,907,888	2,639,164
Mortgage- and asset-backed securities	—	2,171,480	2,171,480
U.S. government and federal agency securities	41,613	9,232,624	9,274,237
Municipal securities	—	553,010	553,010
Sovereign securities	—	2,625,079	2,625,079
Loans and other receivables	—	455,960	455,960
Total	$2,819,132	$17,012,332	$19,831,464

December 31, 2015
Corporate equity securities	$2,200,273	$271,519	$2,471,792
Corporate debt securities	779,044	1,721,583	2,500,627
Mortgage- and asset-backed securities	—	3,537,812	3,537,812
U.S. government and federal agency securities	34,983	12,003,521	12,038,504
Municipal securities	—	357,350	357,350
Sovereign securities	—	1,804,103	1,804,103
Loans and other receivables	—	462,534	462,534
Total	$3,014,300	$20,158,422	$23,172,722

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
December 31, 2016
Securities lending arrangements	$2,131,891	$39,673	$104,516	$543,052	$2,819,132
Repurchase agreements	9,147,176	2,008,119	3,809,533	2,047,504	17,012,332
Total	$11,279,067	$2,047,792	$3,914,049	$2,590,556	$19,831,464

December 31, 2015
Securities lending arrangements	$1,522,475	$—	$973,201	$518,624	$3,014,300
Repurchase agreements	7,848,231	5,218,059	5,291,729	1,800,403	20,158,422
Total	$9,370,706	$5,218,059	$6,264,930	$2,319,027	$23,172,722

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At December 31, 2016 and 2015, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $25.5 billion and $26.2 billion, respectively.  A substantial portion of these securities have been sold or repledged.
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
Jefferies accounts for securitization transactions as sales provided it has relinquished control over the transferred assets.  Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transaction revenues in the Consolidated Statements of Operations prior to the identification and isolation for securitization.  Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues.  Jefferies generally receives cash proceeds in connection with the transfer of assets to an SPE.  Jefferies may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other asset-backed securities or CLOs), which are included within Trading assets and are generally initially categorized as Level 2 within the fair value hierarchy.  Jefferies applies fair value accounting to the securities.
The following table presents activity related to Jefferies securitizations that were accounted for as sales in which it had continuing involvement during the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014

Transferred assets	$5,786.0	$5,770.5	$6,112.6
Proceeds on new securitizations	5,809.0	5,811.3	6,221.1
Cash flows received on retained interests	28.2	31.2	46.3
Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at December 31, 2016 and 2015.
The following table summarizes Jefferies retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	December 31, 2016		December 31, 2015
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$7,584.9	$31.0	$10,901.9	$203.6
U.S. government agency commercial mortgage-backed securities	1,806.3	29.6	2,313.4	87.2
CLOs	4,102.2	37.0	4,538.4	51.5
Consumer and other loans	395.7	25.3	655.0	31.0
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
Although not obligated, in connection with secondary market-making activities Jefferies may make a market in the securities issued by these SPEs.  In these market-making transactions, Jefferies buys these securities from and sells these securities to investors.  Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs.  To the extent Jefferies purchased securities through these market-making activities and Jefferies is not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated VIE section presented in Note 9.

Foursight Capital also utilized SPEs to securitize automobile loans receivable.  These SPEs are VIEs and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statements of Financial Condition.  These secured borrowings do not have recourse to our subsidiary’s general credit. See Note 9 for further information on securitization activities and VIEs.

Note 8.  Available for Sale Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at December 31, 2016 and 2015 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2016
Bonds and notes:
U.S. government securities	$174,938	$8	$13	$174,933
Residential mortgage-backed securities	19,129	108	104	19,133
Commercial mortgage-backed securities	8,275	64	2	8,337
Other asset-backed securities	18,918	124	—	19,042
All other corporates	180	—	1	179
Total fixed maturities	221,440	304	120	221,624

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	15,115	—	50,186
Industrial, miscellaneous and all other	17,946	11,293	—	29,239
Total equity securities	53,017	26,408	—	79,425

	$274,457	$26,712	$120	$301,049

2015
Bonds and notes:
U.S. government securities	$63,968	$2	$25	$63,945
Residential mortgage-backed securities	23,033	308	101	23,240
Commercial mortgage-backed securities	2,392	—	18	2,374
Other asset-backed securities	39,633	—	160	39,473
All other corporates	4,794	7	57	4,744
Total fixed maturities	133,820	317	361	133,776

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	10,201	—	45,272
Industrial, miscellaneous and all other	17,946	10,361	—	28,307
Total equity securities	53,017	20,562	—	73,579

	$186,837	$20,879	$361	$207,355

The amortized cost and estimated fair value of investments classified as available for sale at December 31, 2016, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)

Due within one year	$174,938	$174,933
Due after one year through five years	180	179
	175,118	175,112
Mortgage-backed and asset-backed securities	46,322	46,512
	$221,440	$221,624
At December 31, 2016, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

Note 9.  Variable Interest Entities
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
Our variable interests in VIEs include debt and equity interests, equity interests in associated companies, commitments, guarantees and certain fees.  Our involvement with VIEs arises primarily from the following activities, but also includes other activities discussed below:

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

Consolidated VIEs
The following tables present information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of December 31, 2016 and 2015 (in millions). The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	December 31, 2016		December 31, 2015
	Securitization Vehicles	Real Estate Investment Vehicle	Securitization Vehicles

Cash	$18.4	$2.2	$1.1
Financial instruments owned	86.6	—	68.3
Securities purchased under agreement to resell (1)	733.5	—	717.3
Receivables	277.7	296.9	149.8
Loans to and investments in associated companies	—	108.7	—
Other	14.5	10.8	8.8
Total assets	$1,130.7	$418.6	$945.3

Other secured financings (2)	$1,083.8	$—	$930.8
Long-term debt	24.1	243.9	—
Other	22.3	11.7	14.5
Total liabilities	$1,130.2	$255.6	$945.3

Noncontrolling interests	$—	$98.7	$—

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)	Approximately $57.6 million and $22.1 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at December 31, 2016 and 2015, respectively.
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
At December 31, 2016 and 2015, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable.  Foursight Capital acts as the servicer for which it receives a fee, and owns the equity interest in the SPEs.  The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital's general credit and the assets of the VIEs are not available to satisfy any other debt. During the year ended December 31, 2016, a pool of automobile loan receivables aggregating $228.3 million was securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital’s two credit facilities.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs as of December 31, 2016 and 2015 (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
December 31, 2016
CLOs	$264.7	$4.8	$930.0	$4,472.9
Consumer loan vehicles	90.3	—	219.6	985.5
Related party private equity vehicles	37.6	—	63.6	155.6
Real estate investment vehicle	90.3	—	101.8	85.6
Other private investment vehicles	84.0	—	95.8	4,529.7
Total	$566.9	$4.8	$1,410.8	$10,229.3

December 31, 2015
CLOs	$73.6	$0.2	$458.1	$6,368.7
Consumer loan vehicles	188.3	—	845.8	1,133.0
Related party private equity vehicles	39.3	—	65.8	168.2
Other private investment vehicles	88.0	—	91.4	4,846.1
Total	$389.2	$0.2	$1,461.1	$12,516.0

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

In addition, Jefferies owned variable interests in a CLO previously managed by Jefferies.  During 2016, the CLO was liquidated and Jefferies variable interests, which consisted of debt securities and a right to a portion of the CLOs’ management and incentive fees, were repaid.  Jefferies exposure to loss from the CLO was limited to its investments in the debt securities held.  The assets of the CLO consisted primarily of senior secured loans, unsecured loans and high yield bonds.

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

Related Party Private Equity Vehicles. Jefferies has committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies has committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Jefferies total equity commitment in the JCP Entities is $148.1 million, of which $125.1 million and $124.6 million was funded as of December 31, 2016 and 2015, respectively. The carrying value of Jefferies equity investments in the JCP Entities was $37.6 million and $39.3 million at December 31, 2016 and 2015, respectively. Jefferies exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Jefferies has also provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP is a private equity fund owned and managed by our employees. The maximum exposure to loss of the guarantee was $3.0 million as of December 31, 2016 and 2015.  Energy Partners I, LP, has assets consisting primarily of debt and equity investments.

Real Estate Investment Vehicle. In the first quarter of 2016, 54 Madison committed to invest $98.0 million in a real estate investment vehicle, of which $86.5 million was funded as of December 31, 2016. 54 Madison's maximum exposure to loss is limited to its equity commitment. 54 Madison is not the primary beneficiary of the investment vehicle as it does not have the power to control the most important activities of the VIE. The assets of the VIE consist primarily of an investment in a real estate project.

Other Private Investment Vehicles.  We had commitments to invest $111.4 million and $76.4 million as of December 31, 2016 and 2015, respectively, in various other private investment vehicles, of which $99.6 million and $73.0 million was funded as of December 31, 2016 and 2015, respectively. The carrying amount of our equity investment was $84.0 million and $88.0 million at December 31, 2016 and 2015, respectively.  Our exposure to loss is limited to the total loss of our carrying value and unfunded equity commitment.  These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

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

Jefferies also engages in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (FNMA ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and GNMA ("Ginnie Mae")) or non-agency-sponsored SPEs and may purchase loans or mortgage-backed securities from third parties that are subsequently transferred into the securitization trusts.  The securitizations are backed by residential and commercial mortgage, home equity and auto loans.  Jefferies does not consolidate agency-sponsored securitizations as it does not have the power to direct the activities of the SPEs that most significantly impact their economic performance.  Further, Jefferies is not the servicer of non-agency- sponsored securitizations and therefore does not have power to direct the most significant activities of the SPEs and accordingly, does not consolidate these entities.  Jefferies may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.

Jefferies transfers existing securities, typically mortgage-backed securities, into resecuritization vehicles.  These transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests occur in connection with both agency and non-agency-sponsored VIEs.  The consolidation analysis is largely dependent on Jefferies role and interest in the resecuritization trusts.  Most resecuritizations in which Jefferies is involved are in connection with investors seeking securities with specific risk and return characteristics.  As such, Jefferies has concluded that the decision-making power is shared between Jefferies and the investor(s), considering the joint efforts involved in structuring the trust and selecting the underlying assets as well as the level of security interests the investor(s) hold in the SPE; therefore, Jefferies does not consolidate the resecuritization VIEs.
 At December 31, 2016 and 2015, Jefferies held $1,002.2 million and $3,359.1 million of agency mortgage-backed securities, respectively, and $439.4 million and $630.5 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen.  See Note 10 for further discussion. In addition, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable and equity interest in FXCM.  See Notes 4 and 10 for further discussion.
Note 10.  Loans to and Investments in Associated Companies
A summary of loans to and investments in associated companies for the years ended December 31, 2016, 2015 and 2014 accounted for under the equity method of accounting is as follows (in thousands):

	Loans to and investments in associated companies as of December 31, 2015	Income (losses) related to associated companies	Income (losses) related to associated companies classified as other revenues	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of December 31, 2016

Jefferies Finance	$528,575	$—	$(1,761)	$(36,350)	$—	$490,464
Jefferies LoanCore	288,741	—	21,221	(155,231)	—	154,731
Berkadia	190,986	94,201	—	(100,766)	22	184,443
FXCM (1)	—	1,919	—	—	334,339	336,258
Garcadia Companies	172,660	52,266	—	(39,111)	—	185,815
Linkem	150,149	(22,867)	—	33,303	(6,585)	154,000
HomeFed	275,378	23,893	—	2,960	—	302,231
Golden Queen (2)	114,323	(3,021)	—	—	—	111,302
54 Madison (3)	—	4,255	—	153,503	3,642	161,400
Other	36,557	3,952	(2,276)	9,622	(3,401)	44,454
Total	$1,757,369	$154,598	$17,184	$(132,070)	$328,017	$2,125,098

	Loans to and investments in associated companies as of December 31, 2014	Income (losses) related to associated companies	Income (losses) related to associated companies classified as other revenues	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of December 31, 2015

Jefferies Finance	$508,891	$—	$40,884	$(21,200)	$—	$528,575
Jefferies LoanCore	258,947	—	36,554	(6,760)	—	288,741
Berkadia	208,511	78,092	—	(89,560)	(6,057)	190,986
Garcadia Companies	167,939	53,182	—	(48,461)	—	172,660
Linkem	159,054	(15,577)	—	21,138	(14,466)	150,149
HomeFed	271,782	3,596	—	—	—	275,378
Golden Queen (2)	103,598	(1,775)	—	12,500	—	114,323
Other	33,846	(7,237)	(1,721)	11,483	186	36,557
Total	$1,712,568	$110,281	$75,717	$(120,860)	$(20,337)	$1,757,369

	Loans to and investments in associated companies as of December 31, 2013	Income (losses) related to associated companies	Income (losses) related to associated companies classified as other revenues	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of December 31, 2014

Jefferies Finance	$470,537	$—	$72,701	$(34,347)	$—	$508,891
Jefferies LoanCore	224,037	—	18,793	16,117	—	258,947
Berkadia	182,573	101,187	—	(72,721)	(2,528)	208,511
Garcadia Companies	120,017	49,416	—	(1,494)	—	167,939
Linkem	173,577	(14,633)	—	18,390	(18,280)	159,054
HomeFed	52,923	3,150	—	—	215,709	271,782
Golden Queen (2)	—	(1,402)	—	105,000	—	103,598
Other	34,677	809	(1,252)	(4,067)	3,679	33,846
Total	$1,258,341	$138,527	$90,242	$26,878	$198,580	$1,712,568

(1)
As discussed more fully in Note 4, on September 1, 2016, we amended the terms of our loan and associated rights with FXCM. Through the amendments, we converted our participation rights for a 49.9% common membership ownership in FXCM. Our term loan remains classified within Trading assets, at fair value.

(2)	At December 31, 2016, 2015 and 2014, the balance reflects $32.8 million, $33.7 million and $33.7 million, respectively, related to a noncontrolling interest.

(3)	At December 31, 2016, the balance reflects $95.3 million related to noncontrolling interests.

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
Jefferies and MassMutual each made equity commitments to Jefferies Finance of $600.0 million.  At December 31, 2016, approximately $493.9 million of Jefferies commitment was funded.  The investment commitment is scheduled to expire on March 1, 2017 with automatic one year extensions absent a 60 day termination notice by either party.
In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total Secured Revolving Credit Facility is for a committed amount of $500.0 million at December 31, 2016 and 2015.  Advances are shared equally between Jefferies and MassMutual.  The facility is scheduled to mature on March 1, 2017 with automatic one year extensions absent a 60 day termination notice by either party.  At December 31, 2016 and 2015, $0.0 and $19.3 million, respectively, of Jefferies $250.0 million commitment were funded.
Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance.  In connection with such transactions, Jefferies earned fees of $112.6 million, $122.7 million and $199.5 million during 2016, 2015 and 2014, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $0.5 million, $5.9 million and $10.6 million during 2016, 2015 and 2014, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.
During the years ended December 31, 2016, 2015 and 2014, Jefferies acted as placement agent in connection with several CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $2.6 million, $6.2 million and $4.6 million, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations.  At December 31, 2016 and 2015, Jefferies held securities issued by the CLOs managed by Jefferies Finance, which are included within Trading assets, and provided a guarantee, whereby Jefferies is required to make payments to a CLO in the event Jefferies Finance is unable to meet its obligation to the CLO.  Additionally, Jefferies has entered into participation agreements and derivative contracts with Jefferies Finance based on certain securities issued by the CLO.
Jefferies acted as underwriter in connection with senior notes issued by Jefferies Finance, for which Jefferies recognized underwriting fees of $1.3 million and $7.7 million during the years ended December 31, 2015 and 2014, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations.
Under a service agreement, Jefferies charged Jefferies Finance $46.1 million, $51.7 million and $41.6 million for services provided during 2016, 2015 and 2014, respectively.   At December 31, 2016, Jefferies had a payable to Jefferies Finance, included within Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition of $5.8 million. At December 31, 2015, Jefferies had a receivable from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition of $7.8 million.
Jefferies LoanCore
In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation ("GIC") and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  In March 2016, the Canada Pension Plan Investment Board acquired a 24% equity interest in Jefferies LoanCore through a direct acquisition from the GIC. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the GIC and LoanCore, LLC.  During the second quarter of 2016, Jefferies LoanCore's aggregate equity commitments were reduced from $600.0 million to $400.0 million.  At December 31, 2016 and 2015, Jefferies had funded $70.1 million and $207.4 million, respectively, of each of its $194.0 million and $291.0 million equity commitments, respectively, and has a 48.5% voting interest in Jefferies LoanCore.
Jefferies LoanCore has entered into master repurchase agreements with Jefferies. During 2016, 2015 and 2014, Jefferies recognized interest income of $8.4 million, $10.7 million and $1.2 million, respectively, related to these agreements. In connection with such master repurchase agreements, at December 31, 2016 and 2015, Jefferies had securities purchased with agreements to resell from Jefferies LoanCore of $68.1 million and $175.1 million, respectively.
Berkadia
Berkadia Commercial Mortgage LLC is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway Inc.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through December 31, 2016, cumulative cash distributions received from this investment aggregated $494.6 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs.  Berkadia is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of December 31, 2016, the aggregate amount of commercial paper outstanding was $1.47 billion.
FXCM

As discussed more fully in Note 4, at December 31, 2016, Leucadia has a 49.9% common membership interest in FXCM and a senior secured term loan with FXCM due January 2018. On September 1, 2016, we gained the ability to significantly influence FXCM through our common membership interest and our seats on the board of directors. As a result, we now classify our equity investment in FXCM in our Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology, trade name, leases and long-term debt over their respective useful lives.

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
Linkem
We own approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy, at a cost of $142.9 million.  In addition, we own 5% convertible preferred stock, which is automatically convertible to common shares in 2020. If all of our convertible preferred equity was converted, it would increase our ownership to approximately 57% of Linkem’s common equity at December 31, 2016.  The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.
HomeFed
At December 31, 2016, we own 10,054,226 shares of HomeFed’s common stock, representing approximately 65% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed develops and owns residential and mixed-use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at December 31, 2016.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed.
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

Our maximum exposure to loss as a result of our involvement with the joint venture is limited to our investment. The excess of Gauss LLC's investment in Golden Queen's underlying book value is being amortized to expense over the estimated life of mine gold and silver sales.
54 Madison

We own approximately 48.1% of 54 Madison, which we consolidate through our control of the 54 Madison investment committee. 54 Madison seeks long-term capital appreciation through investment in real estate development and similar projects. 54 Madison invests both in projects which they consolidate and projects where they have significant influence and utilize the equity method of accounting. During the year ended December 31, 2016, 54 Madison invested $153.5 million in projects accounted for under the equity method and $90.7 million of that was contributed from noncontrolling interests.
Other
The following table provides summarized data for associated companies as of December 31, 2016 and 2015 and for the three years ended December 31, 2016 (in thousands):

	2016	2015

Assets	$16,964,850	$18,489,684
Liabilities	13,097,022	14,990,876
Noncontrolling interest	132,789	39,038

	2016	2015	2014

Revenues	$4,275,016	$3,946,252	$3,201,823
Income from continuing operations before extraordinary items	$422,167	$398,369	$431,654
Net income	$430,291	$398,369	$431,654
The Company’s income related to associated companies	$171,782	$185,998	$228,769
Except for our investment in Berkadia and Jefferies Finance, we have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table.  All such liabilities are non-recourse to us.  Our exposure to adverse events at the investee companies is limited to the book value of our investment. See Note 25 for further discussion of these guarantees.
Included in consolidated retained earnings at December 31, 2016 is approximately $126.2 million of undistributed earnings of the associated companies accounted for under the equity method of accounting.

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
The conditions supporting the legal right of offset may vary from one legal jurisdiction to another and the enforceability of master netting agreements and bankruptcy laws in certain countries or in certain industries is not free from doubt.  The right of offset is dependent both on contract law under the governing arrangement and consistency with the bankruptcy laws of the jurisdiction where the counterparty is located.  Industry legal opinions with respect to the enforceability of certain standard provisions in respective jurisdictions are relied upon as a part of managing credit risk.  In cases where Jefferies has not determined an agreement to be enforceable, the related amounts are not offset. Master netting agreements are a critical component of Jefferies risk management processes as part of reducing counterparty credit risk and managing liquidity risk.
Jefferies is also a party to clearing agreements with various central clearing parties.  Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount.  In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open contracts or transactions.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)

Assets at December 31, 2016
Derivative contracts	$4,627,076	$(4,255,998)	$371,078	$—	$—	$371,078
Securities borrowing arrangements	$7,743,562	$—	$7,743,562	$(710,611)	$(647,290)	$6,385,661
Reverse repurchase agreements	$14,083,144	$(10,220,656)	$3,862,488	$(176,275)	$(3,591,654)	$94,559

Liabilities at December 31, 2016
Derivative contracts	$4,880,022	$(4,229,213)	$650,809	$—	$—	$650,809
Securities lending arrangements	$2,819,132	$—	$2,819,132	$(710,611)	$(2,064,299)	$44,222
Repurchase agreements	$17,012,332	$(10,220,656)	$6,791,676	$(176,275)	$(5,780,909)	$834,492

Assets at December 31, 2015
Derivative contracts	$4,428,245	$(4,165,446)	$262,799	$—	$—	$262,799
Securities borrowing arrangements	$6,975,136	$—	$6,975,136	$(478,991)	$(667,099)	$5,829,046
Reverse repurchase agreements	$14,046,300	$(10,191,554)	$3,854,746	$(83,452)	$(3,745,215)	$26,079

Liabilities at December 31, 2015
Derivative contracts	$4,476,241	$(4,257,998)	$218,243	$—	$—	$218,243
Securities lending arrangements	$3,014,300	$—	$3,014,300	$(478,991)	$(2,499,395)	$35,914
Repurchase agreements	$20,158,422	$(10,191,554)	$9,966,868	$(83,452)	$(8,068,468)	$1,814,948

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

(3)
At December 31, 2016, amounts include $6,337.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,146.0 million, and $810.4 million of repurchase agreements, for which we have pledged securities collateral of $834.2 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable. At December 31, 2015, amounts include $5,796.1 million of securities borrowing arrangements, for which we have received securities collateral of $5,613.3 million, and $1,807.2 million of repurchase agreements, for which we have pledged securities collateral of $1,875.3 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Note 12.  Intangible Assets, Net and Goodwill
A summary of intangible assets, net and goodwill at December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$9,041	$11,897

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $198,674 and $191,761	378,136	456,222
Trademarks and tradename, net of accumulated amortization of $78,778 and $64,052	309,382	330,172
Supply contracts, net of accumulated amortization of $47,867 and $40,684	95,733	109,311
Other, net of accumulated amortization of $2,914 and $5,216	5,672	4,419
Total intangible assets, net	797,964	912,021

Goodwill:
National Beef	14,991	14,991
Jefferies	1,696,864	1,712,799
Other operations	3,859	8,551
Total goodwill	1,715,714	1,736,341

Total intangible assets, net and goodwill	$2,513,678	$2,648,362
Amortization expense on intangible assets was $63.4 million, $63.9 million and $66.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2017 - $58.5 million; 2018 - $58.5 million; 2019 - $58.5 million; 2020 - $58.5 million; and 2021 - $58.1 million.
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
The estimated fair values are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-book multiples of comparable exchange traded companies, multiples of mergers and acquisitions of similar businesses, projected cash flows and market capitalization. In addition, as the fair values determined under a market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process for Jefferies as of August 1, 2016. The results of our annual impairment test related to Jefferies, National Beef and other operations indicated goodwill was not impaired.
Intangible Assets Impairment Testing
Jefferies also performed its annual impairment testing of its intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2016.  Jefferies elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of Jefferies indefinite-life intangible assets. In applying the quantitative assessment, Jefferies recognized an impairment loss of $1.3 million and $1.3 million on certain exchange membership interests and registrations during the during the years ended December 31, 2016 and 2015, respectively. With regard to its qualitative assessment of the remaining indefinite-life intangible assets, based on its assessment of market conditions, the utilization of the assets and replacement costs associated with the assets, Jefferies has concluded that it is not more likely than not that the intangible assets are impaired.
Note 13.  Inventory
A summary of inventory at December 31, 2016 and 2015 which is classified as Other assets is as follows (in thousands):

	2016	2015

Finished goods	$243,488	$211,426
Work in process	35,714	34,091
Raw materials, supplies and other	30,733	42,556
	$309,935	$288,073
Note 14.  Property, Equipment and Leasehold Improvements, Net
A summary of property, equipment and leasehold improvements, net at December 31, 2016 and 2015 is as follows (in thousands):

	Depreciable Lives (in years)	2016	2015

Land, buildings and leasehold improvements	5-25	$379,927	$371,383
Beef processing machinery and equipment	2-15	330,453	315,238
Other machinery and equipment	3-15	30,716	113,412
Corporate aircraft	10	104,862	104,862
Furniture, fixtures and office equipment	3-10	323,276	311,845
Construction in progress	N/A	54,693	38,903
Other	3-10	3,441	4,909
		1,227,368	1,260,552
Accumulated depreciation and amortization		(518,126)	(538,677)
		$709,242	$721,875

Note 15.  Short-Term Borrowings
Short-term borrowings December 31, 2016 and 2015 represent Jefferies bank loans and overdrafts that are payable on demand and that must be repaid within one year or less, as well as borrowings under revolving loan and credit facilities as follows (in thousands):

	2016	2015

Bank loans (1)	$372,301	$262,000
Secured revolving loan facilities	57,086	48,659
Floating rate puttable notes	96,455	—
Total short-term borrowings	$525,842	$310,659

At December 31, 2016 and 2015, the weighted average interest rate on short-term borrowings outstanding is 1.77% and .85% per annum, respectively.

During 2016, under Jefferies $2.0 billion Euro Medium Term Note Program, Jefferies issued floating rate puttable notes with principal amounts of €91.0 million. These notes are currently redeemable, so Jefferies classifies them as short-term borrowings.

On February 19, 2016, Jefferies entered into a demand loan margin financing facility (“Demand Loan Facility”) in a maximum principal amount of $25.0 million to satisfy certain of its margin obligations. Interest is based on an annual rate equal to weighted average LIBOR as defined in the Demand Loan Facility agreement plus 150 basis points. The Demand Loan Facility was terminated with an effective date of November 30, 2016.

In October 2015, Jefferies entered into a secured revolving loan facility (“First Secured Revolving Loan Facility”) whereby the lender agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the First Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus 3.75% or the maximum rate as defined in the Secured Revolving Loan Facility agreement. On December 14, 2015, Jefferies entered into a second secured revolving loan facility (“Second Secured Revolving Loan Facility”) whereby the lender agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million to purchase eligible receivables that meet certain requirements as defined in the Second Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus 4.25% or the maximum rate as defined in the Second Secured Revolving Loan Facility agreement.

The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At December 31, 2016, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

Note 16.  Long-Term Debt
The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at December 31, 2016 and 2015 are as follows (dollars in thousands):

	2016	2015
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$741,264	$740,239
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,627	246,583
Total long-term debt – Parent Company	987,891	986,822

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.5% Senior Notes, due March 15, 2016, $350,000 principal	—	353,025
5.125% Senior Notes, due April 13, 2018, $800,000 principal	817,813	830,298
8.5% Senior Notes, due July 15, 2019, $700,000 principal	778,367	806,125
2.375% Euro Senior Notes, due May 20, 2020, $529,975 and $528,625 principal	528,250	526,436
6.875% Senior Notes, due April 15, 2021, $750,000 principal	823,797	838,765
2.25% Euro Medium Term Notes, due July 13, 2022, $4,240 and $4,229 principal	3,848	3,779
5.125% Senior Notes, due January 20, 2023, $600,000 principal	618,355	620,890
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	377,806	379,711
3.875% Convertible Senior Debentures, due November 1, 2029, $345,000 principal	346,163	347,307
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,396	512,730
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,333	421,656
Structured Notes (1) (2)	255,203	—
National Beef Term Loan	273,811	310,000
National Beef Revolving Credit Facility	—	120,080
54 Madison Term Loans	406,028	116,211
Foursight Capital Credit Facilities	97,138	109,501
Other	132,244	117,246
Total long-term debt – subsidiaries	6,392,552	6,413,760

Long-term debt	$7,380,443	$7,400,582

(1) Includes $248.9 million at fair value at December 31, 2016.
(2) Of the $255.2 million of structured notes at December 31, 2016, $6.3 million matures in 2018, $10.7 million matures in 2019, and the remaining $238.2 million matures in 2024 or thereafter.
At December 31, 2016, $2.0 billion of consolidated assets (primarily receivables, property and equipment and other assets) are pledged for indebtedness aggregating $916.0 million, principally for National Beef, Foursight Capital and 54 Madison subsidiary debt.
The aggregate annual mandatory redemptions of all long-term debt during the five year period ending December 31, 2021 are as follows:  2017 - $420.7 million; 2018 - $1,172.2 million; 2019 - $958.4 million; 2020 - $669.0 million; and 2021 - $792.0 million.
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
Subsidiary Debt:
Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.7634 common shares (equivalent to a conversion price of approximately $43.93 per share).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.
During the year ended December 31, 2016, Jefferies issued structured notes with a total principal amount of approximately $275.4 million. Structured notes of $248.9 million at December 31, 2016 contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues.

In addition, on January 21, 2016, Jefferies issued $15.0 million of Class A Notes, due 2022, and $7.5 million of Class B Notes, due 2022, secured by aircraft and related operating leases and which were non-recourse to Jefferies. In June 2016, the Class A Notes and the Class B Notes were repurchased and retired.

In January 2017, Jefferies issued 4.85% senior notes with a principal amount of $750.0 million, due 2027.
At December 31, 2016, National Beef’s credit facility consisted of a term loan with an outstanding balance of $273.8 million and a revolving credit facility with a commitment of $285.0 million, both of which mature in October 2018.  The revolving credit facility commitment was voluntarily reduced by National Beef in the third quarter of 2016 from $375.0 million to $285.0 million. The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.75% depending upon certain financial ratios and the rate selected.  At December 31, 2016, the interest rate on the outstanding term loan was 2.6%.  The credit facility contains a minimum tangible net worth covenant; at December 31, 2016, National Beef met this covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.
Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $12.5 million were outstanding at December 31, 2016.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At December 31, 2016, after deducting outstanding amounts and issued letters of credit, $234.5 million of the unused revolver was available to National Beef.
At December 31, 2016, 54 Madison had $63.9 million of 6.0% term loan debt maturing in January 2018, $162.5 million of 5.5% term loan debt that maturing in February 2019, $0.5 million of 3.5% term loan debt maturing in March 2019, $79.0 million of 4.15% term loan debt that maturing in April 2019, $104.0 million of 5.5% term loan debt maturing in January 2020 and $0.5 million of 3.5% term loan debt maturing in January 2020. As discussed further in Note 28, the majority of the debt holders are also investors in 54 Madison.

At December 31, 2016, Foursight Capital’s credit facilities consisted of two warehouse credit commitments aggregating $200.0 million, which mature in March 2017 and December 2018. The 2017 credit facility bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity and the 2018 credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. As a condition of the 2017 credit facility, Foursight Capital is obligated to maintain interest rate caps with a notional amount no less than the outstanding loan on any day, which was $43.1 million at December 31, 2016. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $115.2 million at December 31, 2016.

Note 17.  Mezzanine Equity
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests primarily relate to National Beef and are held by its minority owners, principally USPB, NBPCo Holdings and the chief executive officer of National Beef.  The holders of these interests share in the profits and losses of National Beef on a pro rata basis with us.  However, the minority owners have the right to require us to purchase their interests under certain specified circumstances at fair value (put rights), and we also have the right to purchase their interests under certain specified circumstances at fair value (call rights).  Each of the holders of the put rights has the right to make an election that requires us to purchase up to one-third of their interests on December 30, 2016 , one-third on December 30, 2018, and the remainder on December 30, 2021. In addition, USPB may elect to exercise their put rights following the termination of the cattle supply agreement, and the chief executive officer following the termination of his employment. Holders of the put rights had from December 30, 2016 through January 29, 2017 to make an election that would require us to purchase up to one-third of their interests. The holders of the put rights did not make such election.
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
Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015

As of January 1,	$189,358	$184,333
Income (loss) allocated to redeemable noncontrolling interests	68,811	(26,465)
Contributions from redeemable noncontrolling interests	—	5,263
Distributions to redeemable noncontrolling interests	(53,701)	—
Increase in fair value of redeemable noncontrolling interests charged to additional paid-in capital	117,494	26,227
Balance, December 31,	$321,962	$189,358
At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At December 31, 2016, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows.   The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (10.90%) and the terminal growth rate (2.00%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of December 31, 2016 (dollars in millions):

	Discount Rates
Terminal Growth Rates	10.65%	10.90%	11.15%

1.75%	$326.5	$317.8	$309.6
2.00%	$331.0	$322.0	$313.4
2.25%	$335.7	$326.3	$317.5
The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.
At December 31, 2016, redeemable noncontrolling interests also includes other redeemable noncontrolling interests of $14.8 million, primarily related to our oil and gas exploration and development businesses. At December 31, 2015, redeemable noncontrolling interests also included the noncontrolling interest in a business acquired by Conwed of $2.3 million.
Mandatorily Redeemable Convertible Preferred Shares
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
Note 18.  Compensation Plans
Incentive Plan
Upon completion of our combination with Jefferies, we assumed the 2003 Incentive Compensation Plan, as Amended and Restated July 25, 2013 (the "Incentive Plan"). The Incentive Plan allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units ("RSUs"), dividend equivalents or other share-based awards.
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
Restricted stock and RSUs may be granted to new employees as "sign-on" awards, to existing employees as "retention" awards and to certain executive officers as awards for multiple years.  Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight line basis over the related four years.  Restricted stock and RSUs are granted to certain senior executives with market, performance and service conditions. Market conditions are incorporated into the grant-date fair value of senior executive awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if it is determined that it is probable that the performance condition will be achieved. Awards granted to senior executives related to the 2015 and 2014 fiscal years did not meet performance targets, and as a result, compensation expense has been adjusted to reflect the reduced number of shares that have vested.
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

Amounts recognized as compensation cost under the DCP have not been significant.  The shares to be delivered in connection with DCP stock units and options are drawn from the Incentive Plan.
The Incentive Plan’s “evergreen” share reservation was terminated on March 21, 2014; the number of equity awards available under the Incentive Plan was set at 20,000,000.  At December 31, 2016, 14,838,855 common shares remained available for new grants under the Incentive Plan.  Shares issued pursuant to the DCP reduce the shares available under the Incentive Plan.
The following table details the activity in restricted stock during the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

		Weighted- Average Grant Date Fair Value

Balance at January 1, 2014	5,242	$26.94
Grants	864	$27.03
Forfeited	(202)	$26.90
Fulfillment of service requirement	(2,521)	$26.89
Balance at December 31, 2014	3,383	$27.00
Grants	602	$18.63
Forfeited	(94)	$28.12
Fulfillment of service requirement	(1,887)	$26.87
Balance at December 31, 2015	2,004	$24.56
Grants	356	$18.23
Forfeited	(24)	$26.90
Fulfillment of service requirement	(974)	$25.65
Balance at December 31, 2016	1,362	$22.09

The following table details the activity in RSUs during the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required

Balance at January 1, 2014	4,793	8,316	$26.90	$26.86
Grants	—	97	$—	$20.89
Distributions of underlying shares	—	(366)	$—	$26.85
Forfeited	(135)	—	$26.90	$—
Fulfillment of service requirement	(420)	420	$26.90	$26.90
Balance at December 31, 2014	4,238	8,467	$26.90	$26.79
Grants	—	121	$—	$18.95
Distributions of underlying shares	—	(229)	$—	$22.34
Forfeited	(626)	—	$26.90	$—
Fulfillment of service requirement	(224)	224	$26.90	$26.90
Balance at December 31, 2015	3,388	8,583	$26.90	$26.68
Grants	—	128	$—	$14.21
Distributions of underlying shares	—	(1,683)	$—	$26.59
Forfeited	—	—	$—	$—
Fulfillment of service requirement	(3,320)	3,320	$26.90	$26.90
Balance at December 31, 2016	68	10,348	$26.90	$26.61

At December 31, 2016 and 2015, respectively, grants include approximately 108,000 and 106,000 dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $13.53 and $18.13, respectively.
Senior Executive Compensation Plan

On February 19, 2016, the Compensation Committee of our Board of Directors approved an executive compensation plan for our CEO and our President (together, our "Senior Executives") in respect of 2016 that will be based on performance metrics achieved over a three-year period from 2016 through 2018. The Compensation Committee eliminated cash incentive bonuses for 2016 and 100% of each of our CEO and President's compensation beyond their base salaries will be composed entirely of performance based RSUs that will vest at the end of 2018 if certain performance criteria are met. Any vested RSUs will be subject to a post-vesting, three-year holding period such that no vested RSUs can be sold or transferred until the first quarter of 2022.

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

The following table details the activity in RSUs related to the senior executive compensation plan during the year ended December 31, 2016 (in thousands, except per share amounts):

	Target Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2015	—	$—
Grants	3,434	$9.68
Forfeited	—	$—
Balance at December 31, 2016	3,434	$9.68
At December 31, 2016, grants include approximately 47,000 dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $13.63.
In January 2017, the Compensation Committee of the Leucadia Board of Directors granted an executive-compensation plan for our Senior Executives for compensation year 2017 (the "2017 Plan") that is identical to the plan described above and is based upon performance metrics achieved over the three-year period from 2017 through 2019. For the 2017 Plan, if Leucadia's TSR and ROTDE annual compound growth rates are less than 4%, our Senior Executives will not receive any incentive compensation. If Leucadia's TSR and ROTDE grow between 4% and 8% on a compounded basis over the three-year measurement period, each of our Senior Executives will be eligible to receive between 537,634 and 1,075,268 RSUs. If TSR and ROTDE growth rates are greater than 8%, our Senior Executives are eligible to receive up to 50% additional incentive compensation on a pro rata basis up to 12% growth rates.

Directors’ Plan
Upon completion of our combination with Jefferies, we also assumed the 1999 Directors' Stock Compensation Plan, as Amended and Restated July 25, 2013 (the "Directors' Plan"). Under the Directors’ Plan, we issue each nonemployee director of Leucadia $120,000 of restricted stock or RSUs each year.  These grants are made on the date directors are elected or reelected at our annual shareholders’ meeting.  These shares vest over three years from the date of grant and are expensed over the requisite service period.  At December 31, 2016, 307,322 common shares were issuable upon settlement of outstanding restricted stock units and 340,759 shares are available for future grants.
Other Compensation Plans
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

•
1999 Stock Option Plan. This plan provided for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan were intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and became exercisable in five equal annual installments starting one year from date of grant.  Options granted to non-employee directors became exercisable in four equal annual installments starting one year from date of grant.  No stock appreciation rights have been granted.  In March 2014, we ceased issuing options and rights under our option plan. No shares remain available for future grants under this plan.

•
Senior Executive Warrant Plan.  The warrants to purchase 2,000,000 common shares that were granted in 2011 to each of our then Chairman and then President expired unexercised during the first quarter of 2016.  We had recorded share-based compensation expense related to this grant of warrants of $1.0 million and $5.3 million for the years ended December 31, 2015 and 2014, respectively. No shares remain available for future grants under this warrant plan.

At December 31, 2016 and 2015, 641,478 and 4,661,272, respectively, of our common shares were reserved for stock options and warrants.
A summary of activity with respect to our stock options during the years ended December 31, 2016, 2015 and 2014 is as follows:

	Common Shares Subject to Option	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2013	2,417,248	$25.64
Granted	—	$—
Exercised	(35,536)	$22.87		$58,000
Cancelled	(741,678)	$27.39
Balance at December 31, 2014	1,640,034	$24.91
Granted	—	$—
Exercised	(2,030)	$21.66		$6,000
Cancelled	(976,732)	$24.88
Balance at December 31, 2015	661,272	$24.97
Granted	—	$—
Exercised	—	$—		$—
Cancelled	(19,794)	$30.49
Balance at December 31, 2016	641,478	$24.80	1.1 years	$144,000
Exercisable at December 31, 2016	503,430	$25.31	0.8 years	$93,000

Restricted Cash Awards.  Jefferies provides compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period.  At December 31, 2016, the remaining unamortized amount of these awards was $468.3 million and is included within Other assets in the Consolidated Statements of Financial Condition.
Stock-Based Compensation Expense
Compensation and benefits expense included $33.6 million, $74.1 million and $109.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $12.4 million, $27.3 million and $39.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016, total unrecognized compensation cost related to nonvested share-based compensation plans was $49.2 million; this cost is expected to be recognized over a weighted-average period of 1.8 years.
The net tax benefit (detriment) related to share-based compensation plans recognized in additional paid-in capital was $(4.2) million, $(5.9) million and $1.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.  Cash flows resulting from tax deductions in excess of the grant date fair value of share-based awards are included in cash flows from financing activities; accordingly, we reflected the excess tax benefit related to share-based compensation in cash flows from financing activities. Such amounts for the years ended December 31, 2016, 2015 and 2014 were not significant.
At December 31, 2016, there were 1,362,000 shares of restricted stock outstanding with future service required, 3,502,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 10,348,000 RSUs outstanding with no future service required and 800,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 14,650,000.
Note 19.  Accumulated Other Comprehensive Income
Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014

Net unrealized gains on available for sale securities	$561,497	$557,601	$577,588
Net unrealized foreign exchange losses	(184,829)	(63,248)	(26,771)
Net change in instrument specific credit risk	(6,494)	—	—
Net minimum pension liability	(59,477)	(55,560)	(103,735)
	$310,697	$438,793	$447,082

For the years ended December 31, 2016 and 2015, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
	2016	2015

Net unrealized gains (losses) on available for sale securities, net of income tax provision of $2 and $6,068	$4	$10,930	Net realized securities gains
Amortization of defined benefit pension plan actuarial gains (losses), net of income tax (benefit) of $(700) and $(17,159)	(1,534)	(31,102)	Compensation and benefits, which includes pension expense. See Note 20 for information on this component.
Total reclassifications for the period, net of tax	$(1,530)	$(20,172)

Note 20.  Pension Plans and Postretirement Benefits
U.S. Pension Plans
Pursuant to the agreement to sell one of our former subsidiaries, WilTel Communications Group, LLC, the responsibility for WilTel’s defined benefit pension plan was retained by us.  All benefits under this plan were frozen as of the date of sale.  Prior to the acquisition of Jefferies, Jefferies sponsored a defined benefit pension plan covering certain employees; benefits under that plan were frozen as of December 31, 2005.
Late in 2015, we launched a limited time voluntary lump sum offer to approximately 4,000 of the deferred vested participants of the WilTel plan. Approximately 2,400 participants accepted the lump sum offer and benefit payments totaling $110.7 million were paid out of plan assets. We also recorded a $40.7 million settlement charge in 2015 related to the participant acceptances.
A summary of activity with respect to both plans is as follows (in thousands):

	2016	2015
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$207,025	$352,126
Interest cost	8,464	12,958
Actuarial (gains) losses	(544)	(35,799)
Benefits paid	(9,540)	(122,260)
Projected benefit obligation, end of year	$205,405	$207,025

Change in plan assets:
Fair value of plan assets, beginning of year	$117,719	$240,010
Actual return on plan assets	2,947	(250)
Employer contributions	19,100	1,000
Benefits paid	(9,540)	(122,260)
Administrative expenses	(2,712)	(781)
Fair value of plan assets, end of year	$127,514	$117,719

Funded status at end of year	$(77,891)	$(89,306)
As of December 31, 2016 and 2015, $58.9 million and $54.0 million, respectively, of the net amount recognized in the consolidated balance sheet was reflected as a charge to accumulated other comprehensive income (loss) (substantially all of which were cumulative losses) and $77.9 million and $89.3 million, respectively, was reflected as accrued pension cost.

The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) excluding taxes (in thousands):

	2016	2015	2014
Components of net periodic pension cost:
Interest cost	$8,464	$12,958	$14,239
Expected return on plan assets	(7,589)	(10,581)	(10,115)
Settlement charge	—	40,973	—
Actuarial losses	1,908	6,963	4,634
Net periodic pension cost	$2,783	$50,313	$8,758

Amounts recognized in other comprehensive income (loss):
Net (gain) loss arising during the period	$6,811	$(24,186)	$52,027
Settlement charge	—	(40,973)	—
Amortization of net loss	(1,908)	(6,963)	(4,634)
Total recognized in other comprehensive income (loss)	$4,903	$(72,122)	$47,393
Net amount recognized in net periodic benefit cost and other
comprehensive income (loss)	$7,686	$(21,809)	$56,151
The amounts in accumulated other comprehensive income (loss) at the end of each year have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations.  The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2017 is $2.2 million.
$11.8 million of employer contributions are expected to be paid in 2017.
We use a December 31 measurement date for the WilTel plan and a November 30 date for the Jefferies plan.  The assumptions used are as follows:

	2016	2015
WilTel Plan
Discount rate used to determine benefit obligation	3.85%	4.00%
Weighted-average assumptions used to determine
net pension cost:
Discount rate	4.00%	3.76%
Expected long-term return on plan assets	7.00%	4.00%

Jefferies Plan
Discount rate used to determine benefit obligation	3.90%	4.10%
Weighted-average assumptions used to determine
net pension cost:
Discount rate	4.10%	4.30%
Expected long-term return on plan assets	6.25%	6.75%

The following pension benefit payments are expected to be paid (in thousands):

2017	$10,214
2018	9,841
2019	9,879
2020	9,828
2021	9,625
2022 – 2026	66,359

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
WilTel Plan Assets.  At December 31, 2016 and 2015, the WilTel plan assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2
2016
Cash and cash equivalents	$919	$919	$—
Growth Portfolio	51,852	—	51,852
Liability-Driven Investing Portfolio	24,751	—	24,751
Total	$77,522	$919	$76,603

2015
Cash and cash equivalents	$3,026	$3,026	$—
Fixed income securities:
U.S. government and agencies	5,988	5,988	—
Public utilities	8,978	—	8,978
All other corporates	52,696	—	52,696
Total	$70,688	$9,014	$61,674
The current investment objectives are designed to close the funding gap while mitigating funded status volatility through a combination of liability hedging and investment returns. As plan funded status improves, the asset allocation will move along a predetermined, de-risking glide path that reallocates capital from growth assets to liability-hedging assets in order to reduce funded status volatility and lock in funded status gains. Plan assets are split into two separate portfolios, each with different asset mixes and objections

•	The Growth Portfolio consists of global equities and high yield investments.

•
The Liability-Driven Investing ("LDI") Portfolio consists of long duration credit bonds and a suite of long duration, Treasury-based instruments designed to provide capital-efficient interest rate exposure as well as target specific maturities. The objective of the LDI Portfolio is to seek to achieve performance similar to the WilTel plan's liability by seeking to match the interest rate sensitivity and credit sensitivity. The LDI Portfolio is managed to mitigate volatility in funded status deriving from changes in the discounted value of benefit obligations from market movements in the interest rate and credit components of the underlying discount curve.

To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.25% current expected inflation, 1.0% to 1.5% real rate of return for long duration risk free investments and an additional 1.0% to 1.5% return premium for corporate credit risk. For U.S. and international equity we assume an equity risk premium over cash equal to 4.0%. We then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 7.0% expected long-term rate of return assumption for 2016.

Jefferies Plan Assets.  At December 31, 2016 and 2015, the Jefferies plan assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total (1)	Level 1	Level 2
2016
Cash and cash equivalents	$1,135	$1,135	$—
Listed equity securities (2)	32,342	32,342	—
Fixed income securities:
Corporate debt securities	4,906	—	4,906
Foreign corporate debt securities	1,835	—	1,835
U.S. government securities	5,370	5,370	—
Agency mortgage-backed securities	3,330	—	3,330
Commercial mortgage-backed securities	591	—	591
Asset-backed securities	483	—	483
Total	$49,992	$38,847	$11,145

2015
Cash and cash equivalents	$487	$487	$—
Listed equity securities (2)	29,156	29,156	—
Fixed income securities:
Corporate debt securities	6,598	—	6,598
Foreign corporate debt securities	2,140	—	2,140
U.S. government securities	3,975	3,975	—
Agency mortgage-backed securities	3,504	—	3,504
Commercial mortgage-backed securities	425	—	425
Asset-backed securities	746	—	746
Total	$47,031	$33,618	$13,413

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
The target allocation of plan assets for 2017 is approximately 50% equities and 50% fixed income securities.  The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk.  The plan’s administrative committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements.  The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.
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
German Pension Plan
In connection with the acquisition of Jefferies Bache from Prudential in 2011, Jefferies acquired a defined benefits pension plan located in Germany for the benefit of eligible employees of Jefferies Bache in that territory.  The German pension plan has no plan assets and is therefore unfunded; however, Jefferies has purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations.  The investment in these insurance contracts is included in Financial Instruments owned - Trading assets in the Consolidated Statements of Financial Condition and has a fair value of $15.2 million and $15.3 million at December 31, 2016 and 2015, respectively.  Jefferies expects to pay the pension obligations from the cash flows available to it under the insurance contracts.  All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by Jefferies.  In connection with the acquisition, Prudential agreed that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to Jefferies by Prudential.
The provisions and assumptions used in the German pension plan are based on local conditions in Germany.  Jefferies did not contribute to the plan during the year ended December 31, 2016.
The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$23,545	$28,434
Interest cost	529	523
Actuarial (gains) losses	1,157	(40)
Benefits paid	(1,104)	(1,069)
Currency adjustment	39	(4,303)
Projected benefit obligation, end of year	$24,166	$23,545

	2016	2015	2014
Components of net periodic pension cost:
Service cost	$—	$—	$40
Interest cost	529	523	801
Net amortization	326	325	244
Net periodic pension cost	$855	$848	$1,085
The amounts in Accumulated other comprehensive income at December 31, 2016 and 2015 are charges of $5.7 million and $4.9 million, respectively.  The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the years ended December 31, 2016 and 2015:

	2016	2015
Projected benefit obligation
Discount rate	1.70%	2.20%
Rate of compensation increase (1)	N/A	N/A

Net periodic pension benefit cost
Discount rate	2.20%	2.10%
Rate of compensation increase (1)	N/A	N/A
(1) There were no active participants in the plan at December 31, 2016 and 2015.

The following pension benefit payments are expected to be paid (in thousands):

2017	$1,142
2018	1,147
2019	1,122
2020	1,169
2021	1,177
2022 – 2026	5,814
Other
We have defined contribution pension plans covering certain employees.  Contributions and costs are a percent of each covered employee’s salary.  Amounts charged to expense related to such plans were $9.6 million, $9.6 million and $9.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We provide certain health care and other benefits to certain retired employees under plans which are currently unfunded.  We pay the cost of postretirement benefits as they are incurred.  Accumulated postretirement benefit obligations and amounts recognized in the consolidated statements of operations and in accumulated other comprehensive income (loss) were not significant.
Note 21.  Income Taxes
The provision for income taxes for continuing operations for each of the three years in the period ended December 31, 2016 was as follows (in thousands):

	2016	2015	2014
Current taxes:
U.S. Federal	$(574)	$709	$746
U.S. State and local	8,672	(25,308)	17,232
Foreign	(4,620)	3,504	12,375
Total current	3,478	(21,095)	30,353

Deferred taxes:
U.S. Federal	108,241	134,590	97,190
U.S. State and local	8,335	4,552	30,707
Foreign	2,055	(8,100)	7,721
Total deferred	118,631	131,042	135,618

Total income tax provision	$122,109	$109,947	$165,971
For the year ended December 31, 2016, our provision for income taxes included a $24.9 million charge related to previously issued stock awards. The majority of the awards expired during the first quarter of 2016. The tax deductions associated with the remainder of the awards was less than the compensation cost recognized for financial reporting purposes. For the year ended December 31, 2015, we recorded a benefit related to certain state and local net operating loss carryforwards which we believe are more likely than not to be realized in the future, a significant portion of which resulted from enacted state and local tax law changes. For the year ended December 31, 2014, we decreased our valuation allowance with respect to certain NOLs which we believed were more likely than not to be utilized before they expire.

The following table presents the U.S. and non-U.S. components of income from continuing operations before income taxes for each of the three years in the period ended December 31, 2016 (in thousands):

	2016	2015	2014

U.S.	$337,374	$336,856	$374,547
Non-U.S. (1)	(20,944)	19,680	6,675
Income from continuing operations before income taxes	$316,430	$356,536	$381,222

(1)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

For each of the three years in the period ended December 31, 2016, income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to income from continuing operations before income taxes as a result of the following (dollars in thousands):

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent

Computed expected federal income tax	$110,751	35.0%	$124,788	35.0%	$133,428	35.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	1,045	0.3	(6,928)	(1.9)	31,160	8.2
International operations (including foreign rate differential)	(3,405)	(1.1)	(10,130)	(2.8)	(14,305)	(3.8)
Increase (decrease) in valuation allowance	2,825	0.9	(13,227)	(3.7)	(22,203)	(5.8)
Permanent differences	7,523	2.4	8,064	2.3	6,181	1.6
Tax exempt income	(4,640)	(1.5)	(6,789)	(1.9)	(6,812)	(1.8)
Income allocated to noncontrolling interest, not subject to tax	(22,512)	(7.1)	11,039	3.1	3,270	0.9
Excess stock detriment	24,907	7.9	—	—	—	—
Nondeductible settlements	—	—	—	—	24,500	6.4
Foreign taxes	268	0.1	(2,989)	(1.0)	2,542	0.7
Other	5,347	1.7	6,119	1.7	8,210	2.1
Actual income tax provision	$122,109	38.6%	$109,947	30.8%	$165,971	43.5%

The following table presents a reconciliation of gross unrecognized tax benefits for each of the three years in the period ended December 31, 2016 (in thousands):

	2016	2015	2014

Balance at beginning of period	$150,867	$148,590	$145,520
Increases based on tax positions related to the current period	5,045	3,475	5,630
Increases based on tax positions related to prior periods	3,697	22,030	4,340
Decreases based on tax positions related to prior periods	(9,414)	(15,349)	(3,940)
Decreases related to settlements with taxing authorities	(1,347)	(7,879)	(2,960)
Balance at end of period	$148,848	$150,867	$148,590

Net interest expense related to unrecognized tax benefits was $8.6 million, $4.2 million and $9.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, we had interest accrued of approximately

$47.7 million and $39.1 million, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the years ended December 31, 2016 and 2015.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2012. Our 2013 federal tax return is currently under examination by the Internal Revenue Service. Our New York State and New York City income tax returns are currently being audited for the 2012 to 2014 period and 2011 to 2012 period, respectively.  Prior to becoming a wholly-owned subsidiary, Jefferies filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions.  Jefferies is currently under examination by the Internal Revenue Service and other major tax jurisdictions.  The statute of limitations with respect to Jefferies federal income tax returns has expired for all years through 2006.

We do not expect that resolution of these examinations will have a significant effect on our consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs.  Over the next twelve months, we believe it is reasonably possible that various tax examinations will be concluded and statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $3.7 million.  If recognized, the total amount of unrecognized tax benefits reflected in the table above would lower our effective income tax rate.

The principal components of deferred taxes at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax asset:
Net operating loss carryover	$1,262,584	$1,375,759
Compensation and benefits	309,100	284,761
Long-term debt	54,102	89,160
Other assets	165,777	162,393
Securities valuation reserves	12,345	32,141
Intangible assets, net and goodwill	311	6,855
Other liabilities	39,188	40,393
	1,843,407	1,991,462
Valuation allowance	(106,042)	(97,177)
	1,737,365	1,894,285
Deferred tax liability:
Unrealized gains on investments	(998)	(5,335)
Amortization of intangible assets	(107,437)	(103,561)
Property and equipment	(14,228)	(4,151)
Investment in FXCM	(117,594)	(147,700)
Other	(35,293)	(58,170)
	(275,550)	(318,917)
Net deferred tax asset	$1,461,815	$1,575,368
As of December 31, 2016, we have consolidated U.S. federal NOLs of $1.6 billion that may be used to offset the taxable income of any member of our consolidated tax group.  In addition, we have $1.8 billion of U.S. federal NOLs that are only available to offset the taxable income of certain subsidiaries.  Federal NOLs begin to expire in 2022, with a substantial amount expiring between 2022 and 2025.  Approximately $258.6 million of our NOLs can be used to fully offset federal minimum taxable income, and no federal regular or minimum income tax would be payable on such income.  We have various state NOLs that expire at different times, which are reflected in the above table to the extent our estimate of future taxable income will be apportioned to those states.  We have gross foreign net operating loss carryforwards of approximately $56.3 million.  There is a valuation allowance with respect to $6.7 million of these foreign net operating loss carryforwards.  Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.
Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur.  In order to reduce this possibility, our certificate of incorporation includes a charter restriction that prohibits transfers of our common stock under certain circumstances.

At December 31, 2016 and 2015, we had approximately $157.0 million and $205.0 million, respectively, of earnings attributable to foreign subsidiaries that are indefinitely reinvested abroad and for which no U.S. federal income tax provision has been recorded.  Accordingly, deferred tax liabilities of approximately $55.0 million and $59.0 million have not been recorded with respect to these earnings at December 31, 2016 and 2015, respectively.
Note 22.  Net Realized Securities Gains (Losses)
The following summarizes net realized securities gains (losses) for each of the three years in the period ended December 31, 2016 (in thousands):

	2016	2015	2014

Net realized gains (losses) on securities	$(286)	$14,112	$30,686
Other (1)	29,828	48,845	(292)
	$29,542	$62,957	$30,394

(1)     In 2015, primarily relates to a recovery of $35.0 million of an investment in a non-public security written down in prior years.
Proceeds from sales of investments classified as available for sale were $0.5 billion, $1.9 billion and $1.9 billion during 2016, 2015 and 2014, respectively.  Gross gains of $0.1 million, $16.9 million and $12.6 million were realized on these sales during 2016, 2015 and 2014, respectively; gross losses were $0.4 million during 2016, $2.8 million during 2015 and not significant during 2014.
Note 23.  Other Results of Operations Information
Other income for each of the three years in the period ended December 31, 2016 consists of the following (in thousands):

	2016	2015	2014

Manufacturing revenues	$412,826	$391,920	$379,274
Income (loss) from managed funds	(69,038)	(37,237)	12,251
Asset management fees	29,492	34,777	27,990
Dividend income	3,856	5,482	7,379
Income from associated companies classified as other revenues	17,184	75,717	90,242
Revenues of oil and gas exploration and development businesses	49,890	45,939	19,373
Gain on sale of equity interest	—	—	22,714
Other	43,976	32,630	11,242
	$488,186	$549,228	$570,465
Taxes, other than income or payroll, amounted to $35.4 million, $21.9 million and $17.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Advertising costs amounted to $20.0 million, $18.1 million and $14.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 24.  Common Shares and Earnings (Loss) Per Common Share
Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014

Numerator for earnings (loss) per share:
Net income attributable to Leucadia National Corporation common shareholders	$125,938	$279,587	$204,306
Allocation of earnings to participating securities (1)	(574)	(4,711)	(4,761)
Net income attributable to Leucadia National Corporation common shareholders for basic earnings (loss) per share	125,364	274,876	199,545
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(19)	(34)	(75)
Mandatorily redeemable convertible preferred share dividends	—	—	—
Interest on 3.75% Convertible Notes	—	—	739
Net income attributable to Leucadia National Corporation common shareholders for diluted earnings (loss) per share	$125,345	$274,842	$200,209

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share – weighted-average shares	371,211	372,430	371,889
Stock options	—	1	29
Warrants	—	—	—
Senior executive compensation plan awards	307	—	—
Mandatorily redeemable convertible preferred shares	—	—	—
3.875% Convertible Senior Debentures	—	—	—
3.75% Convertible Notes	—	—	1,415
Denominator for diluted earnings (loss) per share	371,518	372,431	373,333

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted-average shares of 1,986,800, 6,500,000 and 9,040,900 for the years ended December 31, 2016, 2015 and 2014, respectively.  Dividends declared on participating securities during the years ended December 31, 2016, 2015 and 2014 were $0.4 million, $1.5 million and $2.2 million, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 656,894, 1,000,137 and 1,572,777 weighted-average shares of common stock were outstanding during the years ended December 31, 2016, 2015 and 2014, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.
For the years ended December 31, 2016, 2015 and 2014 ,weighted-average common shares of 923,077, 4,000,000 and 4,000,000, respectively, related to outstanding warrants to purchase common shares at $33.33 per share, were not included in the computation of diluted per share amounts as the effect was antidilutive.
For the years ended December 31, 2016, 2015 and 2014, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price.  For the years ended December 31, 2016, 2015 and 2014, 4,162,200 shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.
The Board of Directors from time to time has authorized the repurchase of our common shares.  At December 31, 2016, we are authorized to repurchase 16,161,588 common shares.

Note 25.  Commitments, Contingencies and Guarantees
Commitments
We and our subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to twenty-three years.  Rental expense (net of sublease rental income) was $80.4 million, $84.0 million and $79.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2016 are as follows (in thousands):

2017	$91,057
2018	87,405
2019	76,194
2020	62,186
2021	57,704
Thereafter	572,845
947,391
Less: sublease income	(19,204)
$928,187
Effective December 30, 2004, National Beef finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, National Beef committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $5.8 million remains as of December 31, 2016.  Payments under the commitment will be approximately $0.8 million in each of the years 2017 through 2018, with the remaining balance of $4.1 million to be paid in subsequent years.
National Beef makes verbal commitments to cattle producers to purchase cattle approximately one week in advance of delivery of those cattle to its plants.  The actual value paid for these cattle is determined after the cattle are delivered, weighed and inspected at National Beef’s facilities.  The total value of verbal commitments to purchase cattle as of December 31, 2016 was $103.8 million.
The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Maximum Payout

Equity commitments (1)	$192.4	$22.1	$13.0	$—	$243.3	$470.8
Loan commitments (1)	315.3	16.9	71.6	44.0	—	447.8
Underwriting commitments	349.4	—	—	—	—	349.4
Forward starting reverse repos (2)	4,668.7	—	—	—	—	4,668.7
Forward starting repos (2)	2,539.2	—	—	—	—	2,539.2
Other unfunded commitments (1)	—	37.0	4.8	33.8	13.2	88.8
	$8,065.0	$76.0	$89.4	$77.8	$256.5	$8,564.7

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)	At December 31, 2016, $4,592.9 million within forward starting reverse repos and $2,464.6 million within repos settled within three business days.
Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director.  As of December 31, 2016, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $23.1 million.
See Note 10 for additional information regarding Jefferies commitments related to Jefferies Finance and Jefferies LoanCore.

Our equity commitments also include our commitment to invest in 54 Madison, a fund which targets real estate projects. We plan to invest a cumulative total of $225.0 million to this fund, of which we have already contributed $114.9 million. Capital commitments are contingent upon approval of the related investment by the investment committee, which we control. Through December 31, 2016, approved unfunded commitments totaled $37.4 million.
In January 2017, we participated in a preferred equity financing for Linkem. Existing shareholders, along with funds managed by BlackRock, invested €100 million in cash in exchange for shares of Linkem to fund future expansion plans, of which Leucadia's share was €30 million.
In December 2016, we committed to invest $125.0 million in a separate account managed by Folger Hill Asia; we invested $75.0 million of this commitment in January 2017.
Additionally, as of December 31, 2016, we have other equity commitments to invest up to $23.4 million in various other investments.
Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of December 31, 2016, Jefferies has $182.1 million of outstanding loan commitments to clients.
Loan commitments outstanding as of December 31, 2016, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.  At December 31, 2016, $0.0 of Jefferies $250.0 million commitment was funded.
In August 2014, we and Solomon Kumin established Folger Hill; we committed to provide Folger Hill with a three-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of December 31, 2016, $9.4 million has been provided to Folger Hill under the revolving credit facility.
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

On March 18, 2015, we and plaintiffs executed a settlement agreement that provided additional detail regarding the terms of a settlement set out in a December 14, 2014 binding term sheet as a result of which we have previously accrued approximately $50 million.  On November 12, 2015, plaintiffs executed a settlement agreement with the other defendants in the case, and we and plaintiffs executed a first amendment to our settlement agreement to modify the agreement to reflect that settlement of all claims as to all parties had been reached. On June 23, 2016, the settlement agreement became final and the case was closed.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of December 31, 2016 (in millions):

	Expected Maturity Date
Guarantee Type	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$18,838.6	$820.4	$—	$—	$421.8	$20,080.8
Written derivative contracts – credit related	—	52.2	24.6	360.8	—	437.6
Total derivative contracts	$18,838.6	$872.6	$24.6	$360.8	$421.8	$20,518.4

The following table summarizes the external credit ratings of the underlying or referenced assets for our credit related derivatives contracts as of December 31, 2016 (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$54.0	$—	$—	$—	$—	$—	$54.0
Single name credit default swaps	—	—	79.5	42.9	261.2	—	383.6
The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $313.1 million as of December 31, 2016.
Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $2.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of December 31, 2016, the aggregate amount of commercial paper outstanding was $1.47 billion.
Loan Guarantee. Jefferies has provided a guarantee to Jefferies Finance that matures in January 2021, whereby Jefferies is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE. The maximum amount payable under the guarantee is $18.1 million at December 31, 2016. Jefferies has also provided a guarantee of a portion of Energy Partners I, LP’s obligations under a credit agreement. At December 31, 2016, the maximum exposure to loss of the guarantee is $3.0 million.
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
Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of December 31, 2016 was approximately $20.8 million. Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.
Standby Letters of Credit.  At December 31, 2016, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $33.3 million.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $13.6 million at December 31, 2016. Primarily all letters of credit expire within one year.

Note 26.  Net Capital Requirements
Jefferies operates broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA").  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and have elected to calculate minimum capital requirements under the alternative method as permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC is also registered as a futures commission merchant ("FCM") and is subject to Rule 1.17 of the CFTC which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC and Jefferies Execution’s net capital and excess net capital are as follows (in thousands):

	Net Capital	Excess Net Capital

Jefferies LLC	$1,467,729	$1,398,748
Jefferies Execution	8,260	8,010

FINRA is the designated self-regulatory organization (“DSRO”) for Jefferies U.S. broker-dealers and the NFA is the DSRO for Jefferies as an FCM.
Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is authorized and regulated by the Financial Conduct Authority in the United Kingdom.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from Jefferies regulated subsidiaries. Some of our other consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the parent company.
Note 27.  Other Fair Value Information
The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Other Assets:
Notes and loans receivable (1)	$962,938	$958,377	$488,690	$490,208

Financial Liabilities:
Short-term borrowings (2)	525,842	525,842	310,659	310,659
Long-term debt (2)	7,131,587	7,221,459	7,400,582	7,299,405

(1)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(2)
Short-term borrowings and long-term debt:  The fair values of short-term borrowings are estimated to be the carrying amount.  The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.

Note 28.  Related Party Transactions
Jefferies Capital Partners Related Funds.  Jefferies has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at December 31, 2016 and 2015 are Jefferies equity investments in Private Equity Related Funds of $37.7 million and $39.6 million, respectively.  Net gains (losses) aggregating $(2.3) million, $(26.2) million and

$(14.9) million were recorded related to the Private Equity Related Funds for the years ended December 31, 2016, 2015 and 2014, respectively.  For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Notes 9 and 25.
Berkadia Commercial Mortgage, LLC.  At December 31, 2016 and 2015, Jefferies has commitments to purchase $817.0 million and $752.4 million, respectively, in agency commercial mortgage-backed securities from Berkadia.
HRG Group, Inc.  As part of Jefferies loan secondary trading activities, it has unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $261.6 million at December 31, 2015.  Our Chairman also serves as HRG’s Chairman.
Officers, Directors and Employees.  We have $41.2 million and $28.3 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) at December 31, 2016 and 2015, respectively.  Receivables from and payables to customers includes balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. During 2014, Jefferies sold private equity interests with a fair value of $4.0 million at their then fair value to a private equity fund owned by Jefferies employees and has also provided a guarantee of the fund’s credit agreement. At December 31, 2016 and 2015, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees.
National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement  National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 27% and 28% of its cattle requirements under this agreement during 2016 and 2015, respectively.
National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.   During the year ended December 31, 2016, sales to this affiliate were $30.9 million and purchases were $14.8 million.  During the year ended December 31, 2015, sales to this affiliate were $31.0 million and purchases were $15.1 million.  At December 31, 2016 and 2015, amounts due from and payable to these related parties were not significant.
HomeFed.  As more fully described in Note 10, during 2014 we sold to HomeFed substantially all of our real estate properties and operations, our interest in BRP and cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 10, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at December 31, 2016.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.
54 Madison. At December 31, 2016 and 2015, approximately $230.2 million and $115.7 million, respectively, of long-term debt held by 54 Madison is owed to minority owners of 54 Madison. The interest rate on these long-term notes range between 4.2% and 6.0%.
The employees of the asset manager of 54 Madison and employees of certain asset managers of 54 Madison's investments are also employees of Leucadia. These employees are also minority owners of 54 Madison.
In the first quarter of 2016, 54 Madison purchased the equity interests in a real estate investment from a minority owner of 54 Madison for $86.5 million.
See Note 10 for information on transactions with Jefferies Finance and Jefferies LoanCore.
Note 29.  Discontinued Operations and Assets Held for Sale
In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE:SWM) for $295 million in cash plus potential earn-out payments over five years of up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. At December 31, 2016, the net book value of our investment in Conwed was $100.6 million. A pre-tax gain of approximately $180 million will be recognized upon closing and will be reflected in our results of operations for the three months ended March 31, 2017. The sale of Conwed does not meet the GAAP criteria to be classified as a discontinued operation.

Assets held for sale at December 31, 2016, which primarily relate to Conwed, are as follows (in thousands):

Cash	$5,206
Receivables	15,297
Property, equipment and leasehold improvements, net	18,664
Intangible assets, net and goodwill	56,854
Inventory	19,069
Other assets	12,993
$128,083

Liabilities held for sale at December 31, 2016 were $14.7 million and are included in Payables, expense accruals and other liabilities.

In September 2014, we decided not to proceed with further development of the Lake Charles clean energy project that would have used gasification technology to convert low-grade fossil fuels into clean-energy products.  Our decision was based on final estimates of the likely ultimate cost of completion of the project.  Project development costs had been expensed as incurred.  As a result, we classified the clean energy project as a discontinued operation in 2014.
In July 2014, we sold Premier Entertainment Biloxi LLC ("Premier"), through which we had conducted our gaming operations, for aggregate cash consideration of $250.0 million, subject to working capital adjustment.  We recorded a pre-tax gain on sale of discontinued operations of $12.1 million in the third quarter of 2014.
A summary of the results of discontinued operations for the clean energy project and Premier is as follows for the year ended December 31, 2014; discontinued operations for the years ended December 31, 2016 and 2015 were not significant (in thousands):

Revenues and other income:
Gaming entertainment	$67,739
Investment and other income	4,700
72,439
Expenses:
Direct operating expenses - Gaming entertainment	48,877
Compensation and benefits	4,503
Depreciation and amortization	5,208
Selling, general and other expenses	41,378
99,966
Loss from discontinued operations before income taxes	(27,527)
Income tax (benefit)	(9,634)
Loss from discontinued operations after income taxes	$(17,893)
Gain on disposal of discontinued operations for the year ended December 31, 2015, primarily relates to additional consideration received related to the 2012 sale of our small Caribbean-based telecommunications provider, and a reversal of a legal reserve.
Note 30.  Segment Information
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

All other consists of our other financial services businesses and investments and our other merchant banking businesses and investments.  Our other financial services businesses and investments include the Leucadia Asset Management platform, Foursight Capital, Berkadia, our investment in HomeFed and our investment in FXCM.  Our other merchant banking businesses and investments primarily include Idaho Timber, Conwed, Vitesse, Juneau, real estate, and our investments in HRG, Linkem, Garcadia and Golden Queen.
Certain information concerning our segments for the years ended December 31, 2016, 2015 and 2014 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies is reflected in our consolidated financial statements utilizing a one month lag.

	2016	2015	2014
		(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$2,421,055	$2,476,133	$2,986,325
National Beef	7,027,243	7,402,419	7,832,424
Corporate and other	88,590	78,122	60,720
Total net revenues related to reportable segments	9,536,888	9,956,674	10,879,469
All other (1)	525,729	950,784	607,016
Intercompany eliminations (2)	—	(21,000)	—
Total consolidated net revenues	$10,062,617	$10,886,458	$11,486,485

Pre-tax income (loss) from continuing operations:
Reportable Segments:
Jefferies	$43,508	$119,165	$358,396
National Beef	329,022	(123,915)	(40,303)
Corporate and other	18,386	(44,295)	(142,728)
Pre-tax income (loss) from continuing operations related to reportable segments	390,916	(49,045)	175,365
All other (1)	(15,605)	492,762	305,752
Parent Company interest	(58,881)	(87,181)	(99,895)
Total consolidated pre-tax income from continuing operations	$316,430	$356,536	$381,222

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$60,206	$92,165	$78,566
National Beef	94,482	89,317	85,305
Corporate and other	3,619	3,744	5,627
Total depreciation and amortization expenses related to reportable segments	158,307	185,226	169,498
All other	53,286	38,907	16,495
Total consolidated depreciation and amortization expenses	$211,593	$224,133	$185,993

Identifiable assets employed:
Reportable Segments:
Jefferies (3)	$36,992,096	$38,607,786	$44,562,155
National Beef	1,498,317	1,514,249	1,716,069
Corporate and other	1,935,118	1,777,199	3,237,476
Identifiable assets employed related to reportable segments	40,425,531	41,899,234	49,515,700
All other	4,728,457	4,581,673	3,152,029
Intercompany eliminations	(82,681)	(149,723)	(53,405)
Total consolidated assets	$45,071,307	$46,331,184	$52,614,324

(1)
All other revenue and pre-tax income from continuing operations include $(54.6) million and $491.3 million of realized and unrealized gains (losses) relating to our investment in FXCM for the years ended December 31, 2016 and 2015, respectively.

(2)	Revenue intercompany elimination for 2015 relates to an investment banking and advisory fee paid to Jefferies in connection with our entering into the agreement with FXCM.

(3)	At December 31, 2016, 2015 and 2014, includes $337.6 million, $320.2 million and $399.6 million, respectively, of Jefferies deferred tax asset, net.

Net revenues for Jefferies are recorded in the geographic region in which the position was risk-managed, in the case of investment banking, in which the senior coverage banker is located, or for asset management, according to the location of the investment advisor.  Net revenues by geographic region for Jefferies for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014

Americas (1)	$1,876,796	$1,887,899	$2,257,870
Europe (2)	458,046	510,044	634,358
Asia	86,213	78,190	94,097
	$2,421,055	$2,476,133	$2,986,325

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.
Approximately 89.2%, 89.5% and 88.0% of National Beef's revenues for the years ended December 31, 2016, 2015 and 2014, respectively, relate to sales made in the U.S. The remainder of National Beef's revenues primarily relate to sales made in Asia. Consolidated net revenues exclusive of Jefferies and National Beef principally relate to the U.S. for 2016, 2015 and 2014.
Net realized securities gains for Corporate and other aggregated $16.4 million, $63.0 million and $30.4 million during 2016, 2015 and 2014, respectively.
Interest expense classified as a component of Net revenues relates to Jefferies.  For the years ended December 31, 2016, 2015 and 2014, interest expense classified as a component of Expenses was primarily comprised of National Beef ($12.9 million, $16.6 million and $15.1 million, respectively), parent company interest ($58.9 million, $87.2 million and $99.9 million, respectively) and all other ($36.9 million, $12.0 million and $5.9 million, respectively).
Note 31.  Exit Costs

Jefferies Bache.  On April 9, 2015, Jefferies entered into an agreement with Société Générale S.A. (the "Agreement") to transfer certain client exchange and over-the-counter transactions associated with Jefferies Futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the Agreement, plus the repayment of certain margin loans in respect of certain exchange transactions.  In addition, Jefferies initiated a plan to substantially exit the remaining aspects of its futures business, which was completed during the second quarter of 2016.

In addition, Jefferies terminated its $750.0 million credit facility on July 31, 2015. During the year ended December 31, 2015, Jefferies recognized costs of $3.8 million related to the Credit Facility.

During the years ended December 31, 2016 and 2015, Jefferies recorded restructuring and impairment costs as follows (in thousands):

	2016	2015

Severance costs	$279	$30,327
Accelerated amortization of restricted stock and restricted cash awards	41	7,922
Accelerated amortization of capitalized software	—	19,745
Contract termination costs	1,234	11,247
Selling, general and other expenses	300	3,853
Total	$1,854	$73,094

Of the above costs, $0.3 million and $28.7 million for the years ended December 31, 2016 and 2015, respectively, are of a non-cash nature.

Severance costs and amortization of restricted stock and restricted cash awards are recorded as Compensation and benefits, amortization of capitalized software is recorded as Depreciation and amortization and contract termination costs are recorded as Selling, general and other expenses on the Consolidated Statements of Operations for the year ended December 31, 2016.

The following summarizes Jefferies restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Accelerated amortization of capitalized software	Impairments	Total

Balance at March 31, 2015	$—	$—	$—	$—
Expenses	30,327	2,774	11,247	44,348	$7,922	$19,745	$1,079	$73,094
Payments	(25,522)	(2,774)	(11,247)	(39,543)
Liability at December 31, 2015	4,805	—	—	4,805
Expenses	279	300	1,234	1,813	$41	$—	$—	$1,854
Payments	(5,084)	(300)	(1,234)	(6,618)
Liability at December 31, 2016	$—	$—	$—	$—

Note 32.  Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2016
Net revenues	$2,015,106	$2,625,358	$2,676,375	$2,745,778
Income (loss) from continuing operations	$(218,602)	$70,612	$176,206	$166,105
Income from discontinued operations, net of taxes	$—	$—	$—	$—
Gain on disposal of discontinued operations, net of taxes	$—	$—	$—	$—
Net (income) loss attributable to the noncontrolling interest	$1,052	$760	$1,870	$(2,256)
Net income attributable to the redeemable noncontrolling interests	$(4,314)	$(13,068)	$(22,702)	$(25,662)
Preferred stock dividends	$(1,016)	$(1,015)	$(1,016)	$(1,016)
Net income (loss) attributable to Leucadia National Corporation common shareholders	$(222,880)	$57,289	$154,358	$137,171

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(0.60)	$0.15	$0.41	$0.37
Income from discontinued operations	—	—	—	—
Gain on disposal of discontinued operations	—	—	—	—
Net income (loss)	$(0.60)	$0.15	$0.41	$0.37
Number of shares used in calculation	372,367	372,556	370,404	369,299

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$(0.60)	$0.15	$0.41	$0.37
Income from discontinued operations	—	—	—	—
Gain on disposal of discontinued operations	—	—	—	—
Net income (loss)	$(0.60)	$0.15	$0.41	$0.37
Number of shares used in calculation	372,367	372,556	374,567	374,693

2015
Net revenues	$3,184,683	$2,839,463	$2,366,096	$2,496,216
Income (loss) from continuing operations	$374,429	$15,034	$(181,912)	$39,038
Income from discontinued operations, net of taxes	$—	$—	$429	$—
Gain on disposal of discontinued operations, net of taxes	$—	$—	$1,300	$3,793
Net loss attributable to the noncontrolling interest	$234	$356	$1,238	$3,168
Net loss attributable to the redeemable noncontrolling interests	$7,112	$2,031	$6,788	$10,612
Preferred stock dividends	$(1,016)	$(1,015)	$(1,016)	$(1,016)
Net income (loss) attributable to Leucadia National Corporation common shareholders	$380,759	$16,406	$(173,173)	$55,595

Basic earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$1.00	$0.04	$(0.47)	$0.14
Income from discontinued operations	—	—	—	—
Gain on disposal of discontinued operations	—	—	—	0.01
Net income (loss)	$1.00	$0.04	$(0.47)	$0.15
Number of shares used in calculation	373,541	373,654	372,547	369,840

Diluted earnings (loss) per common share attributable to
Leucadia National Corporation common shareholders:
Income (loss) from continuing operations	$0.99	$0.04	$(0.47)	$0.14
Income from discontinued operations	—	—	—	—
Gain on disposal of discontinued operations	—	—	—	0.01
Net income (loss)	$0.99	$0.04	$(0.47)	$0.15
Number of shares used in calculation	377,713	373,662	372,547	369,840
In 2016 and 2015, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule I - Condensed Financial Information of Registrant
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition
December 31, 2016 and 2015
(Dollars in thousands, except par value)

	2016	2015
ASSETS
Cash and cash equivalents	$105,222	$353
Financial instruments owned:
Trading assets, at fair value	223,218	750,116
Available for sale securities	15,635	14,104
Total financial instruments owned	238,853	764,220
Investments in subsidiaries	18,412,037	18,348,067
Advances to subsidiaries	235,879	123,805
Investments in associated companies	273,518	244,206
Deferred tax asset, net	346,684	221,310
Other assets	13,993	64,572
Total	$19,626,186	$19,766,533

LIABILITIES
Accrued interest payable	$11,447	$11,447
Pension liabilities	69,152	78,007
Other payables, expense accruals and other liabilities	39,284	103,438
Advances from subsidiaries	8,265,312	8,060,608
Long-term debt	987,891	986,822
Total liabilities	9,373,086	9,240,322

Commitments and contingencies

MEZZANINE EQUITY
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 359,425,061 and 362,617,423 shares issued and outstanding, after deducting 56,947,654 and 53,755,292 shares held in treasury	359,425	362,617
Additional paid-in capital	4,812,587	4,986,819
Accumulated other comprehensive income	310,697	438,793
Retained earnings	4,645,391	4,612,982
Total Leucadia National Corporation shareholders’ equity	10,128,100	10,401,211

Total	$19,626,186	$19,766,533

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Operations
For the years ended December 31, 2016, 2015 and 2014
(In thousands, except per share amounts)

	2016	2015	2014
Revenues:
Principal transactions	$16,735	$491,341	$—
Net realized securities gains (losses)	—	—	—
Other	2,300	1,477	752
Total revenues	19,035	492,818	752

Expenses:
Compensation and benefits	39,693	58,899	60,830
WilTel pension	2,989	50,836	9,298
Interest	58,881	87,181	99,895
Intercompany interest expense	293,527	241,906	178,027
Selling, general and other expenses	19,244	26,784	113,383
	414,334	465,606	461,433
Income (loss) from continuing operations before income taxes, income related to associated companies and equity in earnings of subsidiaries	(395,299)	27,212	(460,681)
Income related to associated companies	21,195	3,479	3,763
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(374,104)	30,691	(456,918)
Income tax provision (benefit)	(117,699)	267	(139,832)
Income (loss) from continuing operations before equity in earnings of subsidiaries	(256,405)	30,424	(317,086)
Equity in earnings of subsidiaries, net of taxes	386,406	247,704	541,680
Income from continuing operations	130,001	278,128	224,594
Equity in income (loss) from discontinued operations, net of taxes	—	429	(17,893)
Equity in gain on disposal of discontinued operations, net of taxes	—	5,093	1,667
Net income	130,001	283,650	208,368
Preferred stock dividends	(4,063)	(4,063)	(4,062)
Net income attributable to Leucadia National Corporation common shareholders	$125,938	$279,587	$204,306

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.34	$0.73	$0.58
Income (loss) from discontinued operations	—	—	(0.05)
Gain on disposal of discontinued operations	—	0.01	0.01
Net income	$0.34	$0.74	$0.54

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.34	$0.73	$0.58
Income (loss) from discontinued operations	—	—	(0.05)
Gain on disposal of discontinued operations	—	0.01	0.01
Net income	$0.34	$0.74	$0.54

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Comprehensive Income (Loss)
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Net income	$130,001	$283,650	$208,368
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $2,262, $(5,029) and $(4,923)	3,900	(9,057)	(8,866)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $2, $6,068 and $1,631	(4)	(10,930)	(2,939)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $2,260, $(11,097) and $(6,554)	3,896	(19,987)	(11,805)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(3,530), $(5,174) and $(6,837)	(121,581)	(36,477)	(43,307)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0 and $149	—	—	(267)
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(3,530), $(5,174) and $(6,986)	(121,581)	(36,477)	(43,574)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(4,251), $0 and $0	(6,494)	—	—
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0 and $0	—	—	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(4,251), $0 and $0	(6,494)	—	—

Net unrealized gains (losses) on derivatives arising during the period, net of income tax provision (benefit) of $0, $0 and $0	—	—	—
Less: reclassification adjustment for derivative (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0 and $(95)	—	—	169
Net change in unrealized derivative gains (losses), net of income tax provision (benefit) of $0, $0 and $95	—	—	169

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $(2,516), $7,152 and $(17,698)	(5,451)	17,073	(38,959)
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(700), $(17,159) and $(1,676)	1,534	31,102	3,201
Net change in pension liability benefits, net of income tax provision (benefit) of $(1,816), $24,311 and $(16,022)	(3,917)	48,175	(35,758)

Other comprehensive loss, net of income taxes	(128,096)	(8,289)	(90,968)

Comprehensive income	1,905	275,361	117,400
Preferred stock dividends	(4,063)	(4,063)	(4,062)
Comprehensive income (loss) attributable to Leucadia National Corporation common shareholders	$(2,158)	$271,298	$113,338
See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net cash flows from operating activities:
Net income	$130,001	$283,650	$208,368
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax benefit	(12,220)	(2,457)	(15,302)
Accretion of interest	921	1,788	2,029
Share-based compensation	33,597	74,087	109,838
Equity in earnings of subsidiaries	(386,406)	(253,226)	(525,454)
Income related to associated companies	(21,195)	(3,479)	(3,763)
Distributions from associated companies	1,861	312	2,429
Change in estimated litigation reserve	—	(88,500)	88,500
Net change in:
Trading assets	(40,235)	(615,768)	—
Other assets	(708)	(49,006)	(1,384)
Accrued interest payable	—	(10,982)	(762)
Pension liabilities	(13,111)	49,835	9,299
Other payables, expense accruals and other liabilities	(23,218)	558	(15,127)
Income taxes receivable/payable, net	(90,898)	6,640	(5,374)
Other	1,262	5,110	4,153
Net cash used for operating activities	(420,349)	(601,438)	(142,550)

Net cash flows from investing activities:
Investments in subsidiaries	(427,933)	(637,400)	(1,460,159)
Distributions from subsidiaries	868,612	119,695	97,331
Advances on notes, loans and other receivables	—	(279,000)	(6,500)
Collections on notes, loans and other receivables	16,233	144,652	6,500
Investments in associated companies	(11,611)	(8,101)	(1,399)
Capital distributions from associated companies	1,501	1,317	730
Purchases of investments (other than short-term)	(2,242)	(7,968)	(11,628)
Other	150	276	184
Net cash provided by (used for) investing activities	444,710	(666,529)	(1,374,941)
(continued)

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows, continued
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net cash flows from financing activities:
Repayment of debt	$—	$(458,641)	$(34)
Advances from (to) subsidiaries, net	265,762	1,943,961	1,683,949
Issuance of common shares	1,062	1,223	2,190
Purchase of common shares for treasury	(95,020)	(125,754)	(75,728)
Dividends paid	(91,296)	(92,550)	(93,071)
Net cash provided by financing activities	80,508	1,268,239	1,517,306

Net increase (decrease) in cash and cash equivalents	104,869	272	(185)

Cash and cash equivalents at January 1,	353	81	266

Cash and cash equivalents at December 31,	$105,222	$353	$81

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$57,813	$95,074	$96,847
Income tax payments, net	$(10,199)	$(2,332)	$13,463
Non-cash investing activities:
Investments contributed to subsidiary	$423,009	$—	$5,000
Investments transferred from subsidiary	$2,022	$—	$43,602
Non-cash financing activities:
Issuance of common shares for debt conversion	$—	$—	$97,546

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Notes to Condensed Financial Statements

1. Introduction and Basis of Presentation

The notes to the consolidated financial statements of Leucadia National Corporation and Subsidiaries (the "Company") are incorporated by reference into this schedule. For purposes of these condensed non-consolidated financial statements, the Company's wholly-owned and majority owned subsidiaries are accounted for using the equity method of accounting ("equity method subsidiaries").

The Parent Company Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Significant Accounting Policies, in the Company's consolidated financial statements included in the 2016 10-K.

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

2. Transactions with Subsidiaries

The Parent Company has transactions with its equity method subsidiaries, many of which are structured as interest bearing advances to/from its subsidiaries. Intercompany interest expense primarily reflects the interest on funding advances incurred by the Parent to its wholly-owned subsidiary which holds assets related to its treasury function. Interest is incurred on funding advances based on the prime rate plus .125%. Although there is frequent cash movement between these subsidiaries and the Parent, they do not represent cash dividends. As such, the Parent Company received no cash dividends from its subsidiaries during the three years ended December 31, 2016.

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

3. Commitments, Contingencies and Guarantees

In the normal course of its business, the Parent Company has various commitments, contingencies and guarantees as described in Note 25, Commitments, Contingencies and Guarantees, and Note 17, Mezzanine Equity, in the Company's consolidated financial statements.

4. Restricted Net Assets

For a discussion of the Company's regulatory requirements, see Note 26, Net Capital Requirements, in the Company's consolidated financial statements. Some of the Company's consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the Parent Company.

At December 31, 2016 and 2015, $5,994.1 million and $6,264.4 million, respectively, of net assets of the Parent Company's consolidated subsidiaries are restricted as to the payment of cash dividends, or the ability to make loans or advances to the Parent Company. At December 31, 2016 and 2015, $4,833.0 million and $5,202.7 million, respectively, of these net assets are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the Parent Company.

Included in retained earnings of the Parent Company at December 31, 2016 and 2015 are $126.2 million and $117.1 million, respectively, of undistributed earnings of unconsolidated associated companies. For further information, see Note 10, Loans to and Investments in Associated Companies, in the Company's consolidated financial statements.