Form 10-Q
period 2017-03-31
LEUCADIA NATIONAL CORP
filed 2017-05-03
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock at April 26, 2017 was 359,818,382.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2017 and December 31, 2016
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$4,261,427	$3,807,558
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	705,313	857,337
Financial instruments owned, including securities pledged of $10,184,574 and $9,706,881:
Trading assets, at fair value	14,606,439	14,985,237
Available for sale securities	462,503	301,049
Total financial instruments owned	15,068,942	15,286,286
Investments in managed funds	498,529	515,318
Loans to and investments in associated companies	2,122,479	2,125,098
Securities borrowed	6,886,436	7,743,562
Securities purchased under agreements to resell	4,468,494	3,862,488
Receivables	5,553,667	4,425,178
Property, equipment and leasehold improvements, net	718,439	709,242
Intangible assets, net and goodwill	2,499,103	2,513,678
Deferred tax asset, net	1,360,779	1,461,815
Assets held for sale	—	128,083
Other assets	1,836,389	1,635,664
Total assets	$45,979,997	$45,071,307

LIABILITIES
Short-term borrowings	$422,924	$525,842
Trading liabilities, at fair value	8,763,993	8,388,619
Securities loaned	2,522,846	2,819,132
Securities sold under agreements to repurchase	7,315,459	6,791,676
Other secured financings	837,204	1,026,429
Payables, expense accruals and other liabilities	6,859,832	7,373,708
Long-term debt	8,198,419	7,380,443
Total liabilities	34,920,677	34,305,849

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	342,574	336,809
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 359,815,689 and 359,425,061 shares issued and outstanding, after deducting 56,575,299 and 56,947,654 shares held in treasury	359,816	359,425
Additional paid-in capital	4,819,281	4,812,587
Accumulated other comprehensive income	315,637	310,697
Retained earnings	4,903,424	4,645,391
Total Leucadia National Corporation shareholders’ equity	10,398,158	10,128,100
Noncontrolling interests	193,588	175,549
Total equity	10,591,746	10,303,649

Total	$45,979,997	$45,071,307

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2017 and 2016
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,

	2017	2016
Revenues:
Beef processing services	$1,559,023	$1,631,371
Commissions	145,822	155,824
Principal transactions	416,501	(102,483)
Investment banking	408,021	230,930
Interest income	223,630	232,016
Net realized securities gains	460	728
Other	326,912	58,923
Total revenues	3,080,369	2,207,309
Interest expense of Jefferies	212,387	192,203
Net revenues	2,867,982	2,015,106

Expenses:
Cost of sales	1,533,094	1,648,052
Compensation and benefits	504,183	389,407
Floor brokerage and clearing fees	45,858	40,479
Interest	27,384	22,318
Depreciation and amortization	49,510	49,610
Selling, general and other expenses	181,282	187,255
	2,341,311	2,337,121

Income (loss) before income taxes and income (loss) related to associated companies	526,671	(322,015)
Income (loss) related to associated companies	(128,574)	20,052
Income (loss) before income taxes	398,097	(301,963)
Income tax provision (benefit)	104,174	(83,361)
Net income (loss)	293,923	(218,602)
Net loss attributable to the noncontrolling interests	523	1,052
Net income attributable to the redeemable noncontrolling interests	(12,022)	(4,314)
Preferred stock dividends	(1,016)	(1,016)

Net income (loss) attributable to Leucadia National Corporation common shareholders	$281,408	$(222,880)

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$0.76	$(0.60)

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$0.75	$(0.60)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended March 31, 2017 and 2016
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2017	2016

Net income (loss)	$293,923	$(218,602)
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $5,907 and $(522)	10,143	(940)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $(11) and $14	18	(26)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $5,918 and $(536)	10,161	(966)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $1,511 and $3,236	(18)	(43,921)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $1,097 and $0	5,290	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $414 and $3,236	5,272	(43,921)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(6,345) and $0	(9,695)	(302)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income (loss), net of income tax provision (benefit) of $0 and $0	—	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(6,345) and $0	(9,695)	(302)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0 and $0	—	—
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(1,435) and $(178)	(798)	400
Net change in pension liability, net of income tax provision (benefit) of $1,435 and $178	(798)	400

Other comprehensive income (loss), net of income taxes	4,940	(44,789)

Comprehensive income (loss)	298,863	(263,391)
Comprehensive loss attributable to the noncontrolling interests	523	1,052
Comprehensive (income) attributable to the redeemable noncontrolling interests	(12,022)	(4,314)
Preferred stock dividends	(1,016)	(1,016)

Comprehensive income (loss) attributable to Leucadia National Corporation common shareholders	$286,348	$(267,669)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2017 and 2016
(In thousands)
(Unaudited)

	2017	2016
Net cash flows from operating activities:
Net income (loss)	$293,923	$(218,602)
Adjustments to reconcile net income (loss) to net cash used for operations:
Deferred income tax provision (benefit)	99,357	(81,521)
Depreciation and amortization of property, equipment and leasehold improvements	34,482	34,955
Other amortization	3,541	212
Share-based compensation	9,983	6,933
Provision for doubtful accounts	9,517	11,003
Net securities gains	(460)	(728)
Loss related to associated companies	102,311	3,364
Distributions from associated companies	14,040	13,908
Net (gains) losses related to property and equipment, and other assets	(29)	5,874
Gain on sale of subsidiary	(179,894)	—
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	152,001	70,939
Trading assets	304,957	3,041,330
Investments in managed funds	18,520	49,350
Securities borrowed	856,236	(385,463)
Securities purchased under agreements to resell	(609,225)	298,260
Receivables from brokers, dealers and clearing organizations	(807,458)	(204,142)
Receivables from customers of securities operations	(341,347)	6,966
Other receivables	(35,160)	(22,889)
Other assets	(177,164)	(370,398)
Trading liabilities	381,118	761,729
Securities loaned	(295,666)	(295,559)
Securities sold under agreements to repurchase	525,137	(1,721,276)
Payables to brokers, dealers and clearing organizations	(329,027)	(1,492,311)
Payables to customers of securities operations	114,834	(180,980)
Trade payables, expense accruals and other liabilities	(317,806)	(262,392)
Other	(19,704)	8,645
Net cash used for operating activities	(192,983)	(922,793)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(46,985)	(90,722)
Proceeds from disposals of property and equipment, and other assets	17,288	5,298
Proceeds from sale of subsidiary, net of expenses and cash of operations sold	291,425	—
Advances on notes, loans and other receivables	(23,634)	(148,622)
Collections on notes, loans and other receivables	86,608	11,686
Loans to and investments in associated companies	(1,227,838)	(284,820)
Capital distributions and loan repayments from associated companies	1,143,541	193,952
Purchases of investments (other than short-term)	(383,934)	(295,088)
Proceeds from maturities of investments	52,335	18,358
Proceeds from sales of investments	214,754	83,460
Other	1,250	(5,959)
Net cash provided by (used for) investing activities	124,810	(512,457)
(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the periods ended March 31, 2017 and 2016
(In thousands)
(Unaudited)

	2017	2016
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$880,493	$262,249
Net change in short-term borrowings	(107,113)	1,226
Repayment of debt	(55,405)	(34,937)
Net change in other secured financings	(189,518)	119,794
Net change in bank overdrafts	4,195	—
Issuance of common shares	805	531
Net distributions to redeemable noncontrolling interests	(185)	—
Distributions to noncontrolling interests	(179)	(271)
Contributions from noncontrolling interests	18,777	94,904
Purchase of common shares for treasury	(3,455)	(9,624)
Dividends paid	(22,710)	(23,001)
Other	—	153
Net cash provided by financing activities	525,705	411,024

Effect of foreign exchange rate changes on cash	(527)	(10,356)

Change in cash classified as assets held for sale	(3,136)	—

Net increase (decrease) in cash and cash equivalents	453,869	(1,034,582)

Cash and cash equivalents at January 1,	3,807,558	3,638,648

Cash and cash equivalents at March 31,	$4,261,427	$2,604,066

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$248,211	$195,300
Income tax payments (refunds), net	$2,728	$(8,596)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2017 and 2016
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2016	$362,617	$4,986,819	$438,793	$4,612,982	$10,401,211	$64,679	$10,465,890
Net loss				(222,880)	(222,880)	(1,052)	(223,932)
Other comprehensive loss, net of taxes			(44,789)		(44,789)		(44,789)
Contributions from noncontrolling interests					—	94,904	94,904
Distributions to noncontrolling interests					—	(271)	(271)
Deconsolidation of asset management entities					—	(385)	(385)
Share-based compensation expense		6,933			6,933		6,933
Change in fair value of redeemable noncontrolling interests		(12,835)			(12,835)		(12,835)
Purchase of common shares for treasury	(583)	(9,041)			(9,624)		(9,624)
Dividends ($.0625 per common share)				(23,577)	(23,577)		(23,577)
Other	295	(3,429)			(3,134)		(3,134)

Balance, March 31, 2016	$362,329	$4,968,447	$394,004	$4,366,525	$10,091,305	$157,875	$10,249,180

Balance, January 1, 2017	$359,425	$4,812,587	$310,697	$4,645,391	$10,128,100	$175,549	$10,303,649
Net income				281,408	281,408	(523)	280,885
Other comprehensive income, net of taxes			4,940		4,940		4,940
Contributions from noncontrolling interests					—	18,777	18,777
Distributions to noncontrolling interests					—	(179)	(179)
Change in interest in consolidated subsidiary		36			36	(36)	—
Share-based compensation expense		9,983			9,983		9,983
Change in fair value of redeemable noncontrolling interests		(1,038)			(1,038)		(1,038)
Exercise of options to purchase common shares	18	400			418		418
Purchase of common shares for treasury	(147)	(3,308)			(3,455)		(3,455)
Dividends ($.0625 per common share)				(23,375)	(23,375)		(23,375)
Other	520	621			1,141		1,141

Balance, March 31, 2017	$359,816	$4,819,281	$315,637	$4,903,424	$10,398,158	$193,588	$10,591,746

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

Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking, investment sales and servicing), FXCM (provider of online foreign exchange trading services), HomeFed (publicly traded real estate company) and Foursight Capital (vehicle finance).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group (insurance and consumer products), Vitesse Energy and JETX Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Idaho Timber (manufacturing company), and Golden Queen (gold and silver mining project). The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities, or in other ways, depending on the structure of our specific holdings.

Jefferies is a global full-service, integrated securities and investment banking firm.  In March 2013, Jefferies became an indirect wholly-owned subsidiary of Leucadia, yet retains a separate credit rating and continues to be a separate SEC reporting company.  Through Jefferies, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), our joint venture with Babson Capital Management LLC (now Barings, LLC) and Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans.  Through Jefferies, we also own a 48.5% voting interest in Jefferies LoanCore, LLC ("Jefferies LoanCore"), a joint venture with the Government of Singapore Investment Corporation, the Canadian Pension Plan Investment Board and LoanCore, LLC.  Jefferies LoanCore originates, purchases and securitizes commercial real estate loans throughout the U.S.

Jefferies has a November 30 year-end, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of March 2017 for the purpose of evaluating whether financial statement disclosure or adjustments are required in this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

Leucadia Asset Management ("LAM") supports and develops focused alternative asset management businesses led by distinct management teams. These primarily include Folger Hill Asset Management LLC ("Folger Hill"), a multi-manager discretionary long/short equity hedge fund platform; Topwater Capital, a first-loss product; 54 Madison Capital, LLC ("54 Madison"), which invests in real estate projects; CoreCommodity Management LLC, an asset manager that focuses on commodities strategies; Tenacis Capital, a systematic macro investment platform; Lake Hill, an electronic trader in listed options and futures across asset classes; as well as several other smaller businesses. In addition, several investment management businesses, including Jefferies Strategic Investments Division, operate under Jefferies and are included under our marketing of the LAM platform.

Our investment in FXCM Group, LLC ("FXCM") and associated companies consists of a senior secured term loan due January 2018 ($123.0 million outstanding at March 31, 2017), a 49.9% common membership interest in FXCM and up to 65% of all distributions. FXCM's six-member board is comprised of three directors appointed by Leucadia and three directors appointed by Global Brokerage Holdings, LLC ("Global Brokerage Holdings" and formerly FXCM Holdings, LLC). See Notes 3 and 9 to our consolidated financial statements for additional information.

Berkadia Commercial Mortgage LLC ("Berkadia"), our 50-50 equity method joint venture with Berkshire Hathaway Inc., is a U.S. commercial real estate company providing capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial properties.

We own an approximate 70% equity method interest in HomeFed, which owns and develops residential and mixed use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board.

We own 100% of Foursight Capital, an auto loan originator and servicer, and 85% of Chrome Capital, which owns and manages a portfolio of leases on used Harley-Davidson motorcycles and is in the process of winding down.

We own approximately 23% of HRG Group, Inc. ("HRG"), a publicly traded company (NYSE: HRG), and we reflect this investment at fair value based on quoted market prices. HRG primarily owns approximately 58% of Spectrum Brands, a publicly traded (NYSE: SPB) global consumer products company; an approximately 80% ownership stake in Fidelity & Guaranty Life ("FGL"), a publicly traded (NYSE: FGL) life insurance and annuity products company; and Front Street, a long-term reinsurance company. On November 8, 2015, FGL and Anbang Insurance Group Co., Ltd. ("Anbang") entered into a definitive merger agreement pursuant to which Anbang would have acquired FGL for $26.80 per share in cash. On April 17, 2017, FGL terminated the merger agreement with Anbang and announced that it is continuing to evaluate strategic alternatives to maximize shareholder value and has received interest from a number of parties.

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

JETX Energy, LLC ("JETX"), formerly Juneau Energy, LLC, is our 98% owned consolidated subsidiary that engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas.  JETX currently has non-operated working interests and acreage in the Texas Gulf Coast regions.

Garcadia is an equity method joint venture that owns and operates 28 automobile dealerships in California, Texas, Iowa and Michigan. We own approximately 75% of Garcadia.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 53% of Linkem's common equity at March 31, 2017.  Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band.  Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

Conwed Plastics ("Conwed") was our consolidated subsidiary that manufactured and marketed lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments over five years of up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. We recognized a $179.9 million pre-tax gain on the sale of Conwed in Other revenues in the three months ended March 31, 2017.

Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products, including the following principal activities: remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge pine decking.

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

Hedge Accounting

Jefferies applies hedge accounting using interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate senior long-term debt. Jefferies interest rate swaps are included within Trading assets - Derivatives and Trading liabilities - Derivatives in the Consolidated Statements of Financial Condition. Jefferies uses regression analysis to perform ongoing prospective and retrospective assessments of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the change in fair value of the interest rate swap and the change in the fair value of the long-term debt due to changes in the benchmark interest rate offset within a range of 80% to 125%. The impact of valuation adjustments related to Jefferies own credit spreads and counterparty credit spreads are included in the assessment of effectiveness. For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative and the change in fair value of the long-term debt provide offset of one another, and together with any resulting ineffectiveness, are recorded in Interest expense. See Note 4 for further information.

Receivables

At March 31, 2017 and December 31, 2016, Receivables include receivables from brokers, dealers and clearing organizations of $2,868.2 million and $2,062.9 million, respectively, and receivables from customers of securities operations of $1,181.9 million and $843.1 million, respectively.
Payables, expense accruals and other liabilities
At March 31, 2017 and December 31, 2016, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,967.6 million and $3,290.4 million, respectively, and payables to customers of securities operations of $2,412.1 million and $2,297.3 million, respectively.
Accounting Developments - Accounting Standards to be Adopted in Future Periods

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

Financial Instruments. In January 2016, the FASB issued new guidance that affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact of the new guidance related to equity investments and the presentation and disclosure requirements of financial instruments on our consolidated financial statements. Early adoption was permitted for the accounting guidance on financial liabilities under the fair value option and we adopted this guidance in the first quarter of 2016. The adoption of the guidance on financial liabilities under the fair value option did not have a significant impact on our consolidated financial statements.

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

Goodwill. In January 2017, the FASB issued new guidance for simplifying goodwill impairment testing. The guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Retirement Benefits. In March 2017, the FASB issued new guidance for improving the presentation of net periodic pension costs in the statement of operations. The update also allows the service cost to be eligible for capitalization, when applicable. The guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Accounting Developments - Adopted Accounting Standards

Share-Based Payments to Employees. In January 2017, we adopted the FASB's new guidance that simplifies and improves accounting for share-based payments. The amendments include the recognition of all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations and changes to the timing of recognition of excess tax benefits, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The adoption of this guidance did not have a significant impact on our consolidated financial statements. We elected to account for forfeitures as they occur, which results in dividends and dividend equivalents originally charged against retained earnings for forfeited shares to be reclassified to compensation cost in the period in which the forfeiture occurs.

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities and long-term debt that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") (within trading assets) of $24.2 million and $24.3 million, respectively, by level within the fair value hierarchy at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,620,350	$86,959	$20,580	$—	$2,727,889
Corporate debt securities	—	2,422,480	33,467	—	2,455,947
CDOs and CLOs	—	39,899	45,354	—	85,253
U.S. government and federal agency securities	1,124,343	28,702	—	—	1,153,045
Municipal securities	—	714,104	26,554	—	740,658
Sovereign obligations	1,506,428	1,312,799	—	—	2,819,227
Residential mortgage-backed securities	—	1,400,215	39,259	—	1,439,474
Commercial mortgage-backed securities	—	565,494	20,653	—	586,147
Other asset-backed securities	—	113,881	37,702	—	151,583
Loans and other receivables	—	1,729,227	53,172	—	1,782,399
Derivatives	5,045	3,016,829	4,905	(2,826,763)	200,016
Investments at fair value	—	—	307,830	—	307,830
FXCM term loan	—	—	132,800	—	132,800
Total trading assets, excluding investments at fair value based on NAV	$5,256,166	$11,430,589	$722,276	$(2,826,763)	$14,582,268

Available for sale securities:
Corporate equity securities	$95,545	$—	$—	$—	$95,545
Corporate debt securities	—	179	—	—	179
U.S. government securities	293,142	—	—	—	293,142
Residential mortgage-backed securities	—	34,828	—	—	34,828
Commercial mortgage-backed securities	—	10,446	—	—	10,446
Other asset-backed securities	—	28,363	—	—	28,363
Total available for sale securities	$388,687	$73,816	$—	$—	$462,503

Liabilities:
Trading liabilities:
Corporate equity securities	$1,468,429	$32,576	$324	$—	$1,501,329
Corporate debt securities	—	1,544,945	523	—	1,545,468
U.S. government and federal agency securities	841,725	—	—	—	841,725
Sovereign obligations	1,500,854	1,485,616	—	—	2,986,470
Loans	—	1,491,488	1,036	—	1,492,524
Derivatives	7,710	3,171,881	11,318	(2,794,432)	396,477
Total trading liabilities	$3,818,718	$7,726,506	$13,201	$(2,794,432)	$8,763,993
Other secured financings	$—	$34,100	$87	$—	$34,187
Long-term debt - structured notes	$—	$310,057	$—	$—	$310,057

	December 31, 2016
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,522,977	$92,839	$21,739	$—	$2,637,555
Corporate debt securities	—	2,675,020	25,005	—	2,700,025
CDOs and CLOs	—	54,306	54,354	—	108,660
U.S. government and federal agency securities	2,389,397	56,726	—	—	2,446,123
Municipal securities	—	708,469	27,257	—	735,726
Sovereign obligations	1,432,556	990,492	—	—	2,423,048
Residential mortgage-backed securities	—	960,494	38,772	—	999,266
Commercial mortgage-backed securities	—	296,405	20,580	—	316,985
Other asset-backed securities	—	63,587	40,911	—	104,498
Loans and other receivables	—	1,557,233	81,872	—	1,639,105
Derivatives	3,825	4,616,822	6,429	(4,255,998)	371,078
Investments at fair value	—	—	314,359	—	314,359
FXCM term loan	—	—	164,500	—	164,500
Total trading assets, excluding investments at fair value based on NAV	$6,348,755	$12,072,393	$795,778	$(4,255,998)	$14,960,928

Available for sale securities:
Corporate equity securities	$79,425	$—	$—	$—	$79,425
Corporate debt securities	—	179	—	—	179
U.S. government securities	174,933	—	—	—	174,933
Residential mortgage-backed securities	—	19,133	—	—	19,133
Commercial mortgage-backed securities	—	8,337	—	—	8,337
Other asset-backed securities	—	19,042	—	—	19,042
Total available for sale securities	$254,358	$46,691	$—	$—	$301,049

Liabilities:
Trading liabilities:
Corporate equity securities	$1,593,548	$16,806	$313	$—	$1,610,667
Corporate debt securities	—	1,718,424	523	—	1,718,947
U.S. government and federal agency securities	976,497	—	—	—	976,497
Sovereign obligations	1,375,590	1,253,754	—	—	2,629,344
Loans	—	801,977	378	—	802,355
Derivatives	2,566	4,867,586	9,870	(4,229,213)	650,809
Total trading liabilities	$3,948,201	$8,658,547	$11,084	$(4,229,213)	$8,388,619
Other secured financings	$—	$41,350	$418	$—	$41,768
Long-term debt - structured notes	$—	$248,856	$—	$—	$248,856

(1)	There were no material transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and during the year ended December 31, 2016.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

•
Non-exchange Traded Equity Securities:  Non-exchange traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy.  Where such information is not available, non-exchange traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/Earnings before interest, taxes, depreciation and amortization ("EBITDA"), price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by Jefferies.  When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•
Equity Warrants:  Non-exchange traded equity warrants are measured primarily using pricing data from external pricing services, prices observed for recently executed market transactions and broker quotations and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

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

Investment in FXCM

FXCM is an online provider of foreign exchange trading services.  In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017, with rights to a variable proportion of certain future distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  Through the first quarter of 2017 interest accrued at 20.5% per annum. During the three months ended March 31, 2017, we received $42.7 million of principal, interest and fees from FXCM and $123.0 million remained outstanding under the term loan as of March 31, 2017.

Through September 1, 2016, the total amount of our investment in FXCM was reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, were included within Principal transactions in the Consolidated Statements of Operations.  We recorded in Principal transactions an aggregate $10.9 million during the three months ended March 31, 2017 from our term loan and losses of $(53.2) million during the three months ended March 31, 2016 from our term loan and related rights.

On September 1, 2016 we, Global Brokerage Inc. ("Global Brokerage" and formerly FXCM Inc.) and Global Brokerage Holdings entered into an agreement that amended the terms of our loan and associated rights. Among other changes, the amendments extended the maturity of the term loan by one year to January 2018 to allow FXCM more time to optimize remaining asset sales; gave Leucadia a 49.9% common membership interest in FXCM, and up to 65% of all distributions; created a six-member board for FXCM, comprised of three directors appointed by Leucadia and three directors appointed by Global Brokerage Holdings; put in place a long-term incentive program for FXCM's senior management; and gave Global Brokerage Holdings the same right Leucadia has to require a sale of FXCM beginning in January 2018. Distributions to Leucadia under the amended agreements are now: 100% until amounts due under the loan are repaid; 45% of the next $350 million; then 79.2% of the next $500 million; and 51.6% of all amounts thereafter.

During February 2017, Global Brokerage Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the National Futures Association ("NFA") and the Commodity Futures Trading Commission ("CFTC") against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. The NFA settlement has no monetary fine and the CFTC settlement has a $7 million fine. As part of the settlements, FXCM U.S. withdrew from business and agreed to sell FXCM U.S.'s customer accounts to Gain Capital Holdings, Inc. FXCM U.S. generated approximately 20% of FXCM's revenue, but was not profitable. FXCM also announced the implementation of a restructuring plan that includes the termination of approximately 150 employees, which represents approximately 18% of its global workforce. The proceeds from the sale of the U.S. accounts, net of closure and severance costs, as well as regulatory capital released after a sale, has been used to pay down the Leucadia term loan. As part of the settlement, Leucadia, Global Brokerage Holdings and FXCM have amended the management and incentive compensation agreements, giving any three directors of the FXCM board the right to terminate management and any unvested incentive compensation at any time.

On February 21, 2017, Drew Niv resigned as the Chief Executive Officer of FXCM, although he remains in an advisory position. Brendan Callan became the interim Chief Executive Officer of FXCM and Jimmy Hallac (a Managing Director at Leucadia) became Chairman of the Board of FXCM.

In addition, on February 21, 2017, Mr. Niv resigned from his positions as Chief Executive Officer and Chairman of the Board of Global Brokerage, but remains as acting Chief Executive Officer of Global Brokerage until his successor is identified.

We do not hold any interest in Global Brokerage, the publicly traded company and issuer of senior convertible notes. Global Brokerage holds an economic interest of 74.5% in Global Brokerage Holdings, which in turn holds 50.1% of FXCM. As more fully described above, we own the remaining 49.9% of FXCM, and our senior secured term loan is also with FXCM, which is a holding company for all of FXCM's affiliated operating subsidiaries. Net profits and proceeds generated by these subsidiaries, and from the sales of these subsidiaries, flow first to FXCM, where they are applied to the outstanding balance of our term loan and then, in accordance with the agreement described above, to us and Global Brokerage Holdings. A portion of the profits and proceeds that flow to Global Brokerage Holdings then flow to Global Brokerage, in accordance with its economic interest.

Through the amendments on September 1, 2016, our derivative rights were exchanged for a 49.9% common membership interest in FXCM and up to 65% of all distributions. We gained the ability to significantly influence FXCM through our common membership interest and our seats on the board of directors. As a result, we classify our equity investment in FXCM in our March 31, 2017 Consolidated Statement of Financial Condition as Loans to and investments in associated companies. We account for our equity interest on a one month lag. As the amendments only extended the maturity of the term loan, we continue to use the fair value option and classify our term loan within Trading assets, at fair value.

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

Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($132.8 million) and the investment in associated company ($186.7 million), which totaled $319.5 million at March 31, 2017.

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

As described further in Note 9, we engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in FXCM. Our estimate of fair value was based on a discounted cash flow and comparable public company analysis and is categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future FXCM cash flows and a discount rate of approximately 15%. The comparable public company model used market data for comparable companies including a price to EBITDA multiple of 5.4 and a price to revenue multiple of 1.5.

Investments at Fair Value Based on NAV and Investments in Managed Funds

Investments at fair value based on NAV and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds and other funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy.

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
March 31, 2017
Equity Long/Short Hedge Funds (2)	$362,870	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	761	—	—
Fund of Funds (4)	169	—	—
Equity Funds (5)	40,688	20,040	—
Multi-asset Funds (6)	118,211	—	—
Total	$522,699	$20,040

December 31, 2016
Equity Long/Short Hedge Funds (2)	$363,256	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	772	—	—
Fund of Funds (4)	230	—	—
Equity Funds (5)	42,179	20,295	—
Multi-asset Funds (6)	133,190	—	—
Total	$539,627	$20,295

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors.  At March 31, 2017 and December 31, 2016, the majority of these investments are redeemable with 10 business days prior written notice.

(3)
This category includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments.  There are no redemption provisions.

(4)
This category includes investments in fund of funds that invest in various private equity funds.  The investments in this category are managed by us and have no redemption provisions.  These investments are gradually being liquidated or we have requested redemption, however, we are unable to estimate when these funds will be received.

(5)
At March 31, 2017 and December 31, 2016, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to liquidate in one to six years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At March 31, 2017 and December 31, 2016, investments representing approximately 13% and 12%, respectively, of the fair value of investments in this category are redeemable with 30 to 90 days prior written notice.

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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
	Balance, December 31, 2016	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at March 31, 2017	Changes in unrealized gains (losses) relating to instruments still held at March 31, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$21,739	$532	$847	$(145)	$(186)	$—	$(2,207)	$20,580	$362
Corporate debt securities	25,005	(1,793)	3,002	(3,157)	(1,207)	—	11,617	33,467	(1,662)
CDOs and CLOs	54,354	(7,594)	8,663	(22,633)	(45)	—	12,609	45,354	(8,525)
Municipal securities	27,257	(636)	—	(67)	—	—	—	26,554	(641)
Residential mortgage-backed securities	38,772	(253)	263	(12,411)	(210)	—	13,098	39,259	(440)
Commercial mortgage-backed securities	20,580	(1,420)	—	(412)	—	—	1,905	20,653	(1,421)
Other asset-backed securities	40,911	(1,788)	3,553	(299)	(3,335)	—	(1,340)	37,702	(1,717)
Loans and other receivables	81,872	4,950	9,489	(9,778)	(7,764)	—	(25,597)	53,172	836
Investments at fair value	314,359	3,856	—	(10,119)	(266)	—	—	307,830	5,879
FXCM term loan	164,500	10,878	—	—	(42,578)	—	—	132,800	3,272

Liabilities:
Trading liabilities:
Corporate equity securities	$313	$11	$—	$—	$—	$—	$—	$324	$(11)
Corporate debt securities	523	—	—	—	—	—	—	523	—
Net derivatives (2)	3,441	(4,384)	—	—	3,373	186	3,797	6,413	1,347
Loans	378	189	(323)	—	—	—	792	1,036	(189)
Other secured financings	418	(8)	—	—	—	—	(323)	87	11

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended March 31, 2017

During the three months ended March 31, 2017, transfers of assets of $49.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $18.1 million and residential mortgage-backed securities of $13.7 million, due to a lack of observable market transactions;

•	Corporate debt securities of $11.6 million due to a lack of observable market transactions.

During the three months ended March 31, 2017, transfers of assets of $39.8 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $28.2 million due to greater pricing transparency supporting classification into Level 2.

Net gains on Level 3 assets were $6.7 million and net gains on Level 3 liabilities were $4.2 million for the three months ended March 31, 2017.  Net gains on Level 3 assets were primarily due to increased valuations of our FXCM term loan and increased valuations of certain investments at fair value and loans and other receivables, partially offset by decreased valuations of CDOs and CLOs, corporate debt securities, other asset-backed securities and commercial mortgage-backed securities. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2016 (in thousands):

Three Months Ended March 31, 2016
	Balance, December 31, 2015	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, March 31, 2016	Changes in unrealized gains (losses) relating to instruments still held at March 31, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$40,906	$3,071	$2,087	$—	$—	$—	$(15,524)	$30,540	$3,560
Corporate debt securities	25,876	(2,602)	15,337	(15,129)	(111)	—	2,263	25,634	(2,540)
CDOs and CLOs	85,092	(16,573)	1,021	(20,178)	(463)	—	18,449	67,348	(17,003)
Sovereign obligations	120	(1)	—	—	—	—	—	119	(1)
Residential mortgage-backed securities	70,263	(4,548)	62,844	(64,926)	(114)	—	4,500	68,019	(3,358)
Commercial mortgage-backed securities	14,326	(971)	2,962	—	(878)	—	6,555	21,994	(1,387)
Other asset-backed securities	42,925	1,662	15,425	(2,100)	(1)	—	(24,787)	33,124	1,679
Loans and other receivables	189,289	(5,772)	181,264	(114,667)	(95,354)	—	682	155,442	(9,113)
Investments at fair value	199,794	48,618	1,187	—	(273)	—	26,063	275,389	48,618
Investment in FXCM	625,689	(53,203)	—	—	(7,686)	—	—	564,800	(53,203)
Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Net derivatives (2)	(242)	10,304	—	—	2,558	554	(1,417)	11,757	(8,135)
Loans	10,469	(345)	(2,240)	1,033	(1,077)	—	(96)	7,744	345
Other secured financings	544	(6)	—	—	—	—	—	538	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended March 31, 2016

During the three months ended March 31, 2016, transfers of assets of $119.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $39.5 million and non-agency residential mortgage-backed securities of $20.4 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Investments at fair value of $26.1 million due to lack of observable market transactions.

During the three months ended March 31, 2016, transfers of assets of $100.8 million from Level 3 to Level 2 are primarily attributed to:

•
Other asset-backed securities of $28.8 million and non-agency residential mortgage-backed securities of $15.9 million, for which market trades were observed in the period for either identical or similar securities;

•	CDOs and CLOs of $21.0 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $19.2 million due to an increase in observable market transactions.

Net losses on Level 3 assets were $30.3 million and net losses on Level 3 liabilities were $10.0 million for the three months ended March 31, 2016. Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM and decreased valuations of CDOs and CLOs, loans and other receivables, residential mortgage-backed securities and corporate debt securities, partially offset by an increase in valuations of investments at fair value, corporate equity securities and other asset-backed securities.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

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

March 31, 2017
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$18,834
Non-exchange traded securities		Market approach	Price	$3 to $75	$44.0
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$9	—
		Option model	Volatility	40%	—

Corporate debt securities	$33,467	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Price	$18 to $98	$53.0
		Scenario analysis	Estimated recovery percentage	1% to 3%	2%

CDOs and CLOs	$45,354	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2% to 8%	3%
			Loss severity	25% to 70%	29%
			Discount rate/yield	9% to 18%	13%
		Scenario analysis	Estimated recovery percentage	4% to 45%	30%

Residential mortgage-backed securities	$39,259	Discounted cash flows	Cumulative loss rate	0% to 22%	7%
			Duration (years)	4 to 18	10
			Discount rate/yield	5% to 11%	7%

Commercial mortgage-backed securities	$20,653	Discounted cash flows	Cumulative loss rate	15% to 68%	30%
			Duration (years)	1 to 5	3
			Discount rate/yield	7% to 19%	11%

Other asset-backed securities	$37,702	Discounted cash flows	Cumulative loss rate	0% to 30%	18%
			Duration (years)	1 to 11	2
			Discount rate/yield	4% to 15%	14%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	51%	—

Loans and other receivables	$51,929	Discounted cash flows	Discount rate/yield	32%	—
			Cumulative loss rate	0%	—
			Duration (years)	0.1	—
		Market approach	EBITDA (a) multiple	3.3	—
			Transaction level	$1 to $42	$32.0
			Price	$98 to $100	$99.0
			Estimated recovery percentage	103%	—
		Present value	Average silver production (tons per day)	642	—
		Scenario analysis	Estimated recovery percentage	3% to 45%	31%

Derivatives	$4,905
Unfunded commitments		Market approach	Price	$82 to $97	$94.0
Credit default swaps		Market approach	Credit spread	265 bps	—
Interest rate swaps		Market approach	Credit spread	800 bps	—

Investments at fair value
Private equity securities	$93,198	Market approach	Transaction level	$3 to $250	$116.0
			Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$132,800	Discounted cash flows	Term based on the pay off	0 months to .75 years	0.5 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$11,318
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$82 to $98	$87.0
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	18%	—

December 31, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$19,799
Non-exchange traded securities		Market approach	Underlying stock price	$3 to $75	$15.0
		Comparable pricing	Underlying stock price	$218	—
			Comparable asset price	$11	—
		Present value	Average silver production (tons per day)	666	—

Corporate debt securities	$25,005	Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Transaction level	$30	—

CDOs and CLOs	$33,016	Discounted cash flows	Constant prepayment rate	10% to 20%	19%
			Constant default rate	2% to 4%	2%
			Loss severity	25% to 70%	40%
			Yield	7% to 17%	12%
		Scenario analysis	Estimated recovery percentage	28% to 38%	31%

Residential mortgage-backed securities	$38,772	Discounted cash flows	Constant prepayment rate	0% to 11%	5%
			Constant default rate	1% to 7%	3%
			Loss severity	35% to 100%	62%
			Yield	2% to 10%	6%

Commercial mortgage-backed securities	$20,580	Discounted cash flows	Yield	6% to 11%	8%
			Cumulative loss rate	5% to 95%	39%

Other asset-backed securities	$40,911	Discounted cash flows	Constant prepayment rate	4% to 20%	14%
			Constant default rate	0% to 31%	13%
			Loss severity	0% to 100%	90%
			Yield	4% to 17%	15%
		Market approach	Price	$72	—

Loans and other receivables	$54,347	Market approach	Discount rate/yield	2% to 4%	3%
			EBITDA (a) multiple	3.3	—
			Transaction level	$0.42	—
		Present value	Average silver production (tons per day)	666	—
		Scenario analysis	Estimated recovery percentage	6% to 50%	37%

Derivatives	$6,429
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Credit default swaps		Market approach	Credit spread	265 bps	—

Investments at fair value
Private equity securities	$67,383	Market approach	Transaction level	$250	—
			Price	$25,815,720	—
			Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$164,500	Discounted cash flows	Term based on the pay off	0 months to .5 years	0.4 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$9,870
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Unfunded commitments		Market approach	Discount rate/yield	4%	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	16%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At March 31, 2017 and December 31, 2016, asset exclusions consisted of $244.2 million and $325.0 million, respectively, primarily comprised of investments at fair value, private equity securities, CDOs and CLOs, municipal securities, non-exchange traded securities and loans and other receivables.  At March 31, 2017 and December 31, 2016, liability exclusions consisted of $2.0 million and $1.6 million, respectively, of other secured financings, loans and corporate debt and equity securities.

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Non-exchange traded securities and equity swaps using comparable pricing valuation techniques. A significant increase (decrease) in the comparable asset and underlying stock price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, credit default swaps, interest rate swaps, other asset-backed securities and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a loan and other receivable, private equity securities or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, corporate debt security, loan and other receivable would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange traded securities, corporate debt securities, other asset-backed securities, loans and other receivables or certain derivatives would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the loans and other receivables would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities, loans and other receivables, CDOs and CLOs and other asset-backed securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
Loans and other receivables, CDOs and CLOs, residential and commercial mortgage-backed securities, other asset-backed securities and variable funding notes using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.

•
Non-exchange traded securities and derivative equity options using an option model.  A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

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

•
FXCM term loan using a discounted cash flow valuation technique.  A significant increase (decrease) in term based on the time to pay off the loan would result in a higher (lower) fair value measurement.

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses.  These loans and loan commitments include loans entered into by Jefferies Investment Banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities.  Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis.  Loans are included in Trading assets and loan commitments are included in Trading liabilities.  The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures.  Loans to affiliate entities are included within Loans to and investments in associated companies on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis.  Jefferies has also elected the fair value option for certain of its structured notes which are managed by Jefferies capital markets business and are included in Long-term debt on the Consolidated Statements of Financial Condition. Jefferies has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed on a fair value basis.  The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings.  Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,

	2017	2016
Financial Instruments Owned:
Loans and other receivables	$(5,127)	$(15,462)

Financial Instruments Sold:
Loans	$(27)	$48
Loan commitments	$871	$(3,746)

Long-term Debt:
Changes in instrument specific credit risk (1)	$(16,040)	$(302)
Other changes in fair value (2)	$3,417	$6,858

(1) Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax.
(2) Other changes in fair value are included within Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	March 31, 2017	December 31, 2016
Financial Instruments Owned:
Loans and other receivables (1)	$1,078,397	$1,325,938
Loans and other receivables on nonaccrual status and/or greater than 90 days past due (1) (2)	$242,022	$205,746
Long-term Debt	$7,582	$20,202

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

(2)	Amounts include all loans and other receivables greater than 90 days past due of $68.5 million and $64.6 million at March 31, 2017 and December 31, 2016, respectively.

The aggregate fair value of Jefferies loans and other receivables on nonaccrual status and/or greater than 90 days or more past due was $253.8 million and $29.8 million at March 31, 2017 and December 31, 2016, respectively, which includes loans and other receivables greater than 90 days past due of $25.8 million and $18.9 million at March 31, 2017 and December 31, 2016, respectively.

Jefferies has elected the fair value option for its investment in KCG Holdings, Inc. ("KCG").  The change in the fair value of this investment were losses of $(4.6) million and $(37.3) million for the first quarter of 2017 and 2016, respectively. Jefferies has also separately entered into securities lending transactions with KCG in the normal course of its capital markets activities. The balances of Securities borrowed and Securities loaned were $2.1 million and $2.2 million, respectively, at March 31, 2017, and $9.2 million and $9.2 million, respectively, at December 31, 2016. In April 2017, Virtu Financial agreed to acquire KCG at a price of $20.00 per share, which is a premium of $98 million on the carrying value of Jefferies 24% interest in KCG at the end of the first quarter of 2017. The transaction is expected to close during the third quarter of 2017.

As of March 31, 2017 and December 31, 2016, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $900.3 million and $725.1 million at March 31, 2017 and December 31, 2016, respectively.  The shares were acquired at an aggregate cost of $475.6 million.  The change in the fair value of our investment in HRG aggregated $175.2 million and $17.2 million for the three months ended March 31, 2017 and 2016, respectively.  As reported in its Form 10-Q, for the three months ended December 31, 2016 and 2015, HRG's revenues were $1,189.6 million and $1,209.4 million, respectively; net income from continuing operations was $2.0 million and $9.5 million, respectively; net income was $260.8 million and $7.0 million, respectively; and net income (loss) attributable to HRG was $212.2 million and $(33.9) million, respectively. We currently have two directors on HRG’s board, including our Chairman who serves as HRG's Chairman and CEO.
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
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities with a fair value of $99.9 million and $99.9 million at March 31, 2017 and December 31, 2016, respectively. See Note 22 for additional information related to financial instruments not measured at fair value.

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
Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets and Trading liabilities, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement.  Predominantly, Jefferies and our Leucadia Asset Management businesses enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from its trading activities. In addition, Jefferies applies hedge accounting to an interest rate swap that has been designated as a fair value hedge of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt. See Notes 3 and 20 for additional disclosures about derivative financial instruments.
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

The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016.  The fair value of assets/liabilities related to derivative contracts represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
March 31, 2017
Derivatives designated as accounting hedges - interest rate contracts	$—	—	$3,456	1

Derivatives not designated as accounting hedges:
Interest rate contracts	$2,078,505	28,081	$1,971,452	45,250
Foreign exchange contracts	308,706	6,639	300,834	6,556
Equity contracts	605,893	1,856,995	882,188	1,617,398
Commodity contracts	4,329	8,815	5,167	8,778
Credit contracts: centrally cleared swaps	9,520	25	12,555	34
Credit contracts: other credit derivatives	19,826	191	15,257	122
Total	3,026,779		3,187,453
Counterparty/cash-collateral netting (1)	(2,826,763)		(2,794,432)
Total derivatives not designated as accounting hedges	$200,016		$393,021

Total per Consolidated Statement of Financial Condition (2)	$200,016		$396,477

December 31, 2016
Derivatives not designated as accounting hedges:
Interest rate contracts	$3,282,245	29,032	$3,159,457	34,845
Foreign exchange contracts	529,669	7,826	516,869	8,319
Equity contracts	786,987	2,843,329	1,169,201	2,414,715
Commodity contracts	1,906	2,766	6,430	7,289
Credit contracts: centrally cleared swaps	7,044	98	2,562	19,900
Credit contracts: other credit derivatives	19,225	213	25,503	184
Total	4,627,076		4,880,022
Counterparty/cash-collateral netting (1)	(4,255,998)		(4,229,213)
Total per Consolidated Statement of Financial Condition (2)	$371,078		$650,809

(1) Amounts netted include both netting by counterparty and for cash collateral paid or received.
(2) We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

The following table provides information related to gains (losses) recognized in Interest expense in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended March 31,

	2017	2016
Interest rate swaps	$(4,609)	$—
Long-term debt	5,405	—
Total	$796	$—

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations which are utilized in connection with our client activities and our economic risk management activities for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,

	2017	2016
Interest rate contracts	$9,678	$(68,513)
Foreign exchange contracts	2,503	836
Equity contracts	(178,622)	(224,282)
Commodity contracts	7,248	729
Credit contracts	10,192	(10,975)
Total	$(149,001)	$(302,205)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at March 31, 2017 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$371	$62	$—	$—	$433
Equity swaps and options	19,143	3,271	—	—	22,414
Credit default swaps	—	14,487	6,449	—	20,936
Total return swaps	6,384	771	—	(38)	7,117
Foreign currency forwards, swaps and options	37,502	37,500	—	(13,111)	61,891
Interest rate swaps, options and forwards	32,212	153,246	124,873	(66,627)	243,704
Total	$95,612	$209,337	$131,322	$(79,776)	356,495
Cross product counterparty netting					(1,512)
Total OTC derivative assets included in Trading assets					$354,983

(1)	At March 31, 2017, we held exchange traded derivative assets and other credit agreements with a fair value of $15.5 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At March 31, 2017, cash collateral received was $176.5 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$1,582	$—	$—	$—	$1,582
Equity swaps and options	13,148	17,187	1,994	—	32,329
Credit default swaps	178	13,155	—	—	13,333
Total return swaps	20,221	2,391	—	(38)	22,574
Foreign currency forwards, swaps and options	39,898	27,382	—	(13,111)	54,169
Fixed income forwards	275	—	—	—	275
Interest rate swaps, options and forwards	19,346	92,177	96,958	(66,627)	141,854
Total	$94,648	$152,292	$98,952	$(79,776)	266,116
Cross product counterparty netting					(1,512)
Total OTC derivative liabilities included in Trading liabilities					$264,604

(1)	At March 31, 2017, we held exchange traded derivative liabilities and other credit agreements with a fair value of $254.9 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At March 31, 2017, cash collateral pledged was $144.2 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At March 31, 2017, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$225,496
BBB- to BBB+	62,994
BB+ or lower	28,130
Unrated	38,363
Total	$354,983

(1)
Jefferies utilizes internal credit ratings determined by the Jefferies Risk Management department.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2017 and December 31, 2016 is $19.4 million and $70.6 million, respectively, for which Jefferies has received collateral of $3.7 million and posted collateral of $44.4 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2017 and December 31, 2016, Jefferies would have been required to post an additional $23.1 million and $26.1 million, respectively, of collateral to its counterparties.

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

Note 5.  Collateralized Transactions
Jefferies enters into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of dealer operations.  Jefferies monitors the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and requests additional collateral or returns excess collateral, as appropriate.  Jefferies pledges financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements.  Jefferies agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral.  Pledged securities owned that can be sold or repledged by the counterparty are included within Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

	At March 31, 2017
Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
Corporate equity securities	$1,839,036	$167,950	$2,006,986
Corporate debt securities	683,539	1,766,716	2,450,255
Mortgage- and asset-backed securities	—	2,836,035	2,836,035
U.S. government and federal agency securities	271	8,465,938	8,466,209
Municipal securities	—	511,340	511,340
Sovereign obligations	—	2,422,148	2,422,148
Loans and other receivables	—	230,762	230,762
Total	$2,522,846	$16,400,889	$18,923,735

	At December 31, 2016
Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
Corporate equity securities	$2,046,243	$66,291	$2,112,534
Corporate debt securities	731,276	1,907,888	2,639,164
Mortgage- and asset-backed securities	—	2,171,480	2,171,480
U.S. government and federal agency securities	41,613	9,232,624	9,274,237
Municipal securities	—	553,010	553,010
Sovereign obligations	—	2,625,079	2,625,079
Loans and other receivables	—	455,960	455,960
Total	$2,819,132	$17,012,332	$19,831,464

	Contractual Maturity
	At March 31, 2017
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,250,755	$—	$712,777	$559,314	$2,522,846
Repurchase agreements	8,906,185	2,321,184	3,651,291	1,522,229	16,400,889
Total	$10,156,940	$2,321,184	$4,364,068	$2,081,543	$18,923,735

	Contractual Maturity
	At December 31, 2016
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
Securities lending arrangements	$2,131,891	$39,673	$104,516	$543,052	$2,819,132
Repurchase agreements	9,147,176	2,008,119	3,809,533	2,047,504	17,012,332
Total	$11,279,067	$2,047,792	$3,914,049	$2,590,556	$19,831,464

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At March 31, 2017 and December 31, 2016, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $24.7 billion and $25.5 billion, respectively.  A substantial portion of these securities have been sold or repledged.

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
Jefferies accounts for securitization transactions as sales provided it has relinquished control over the transferred assets.  Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Operations prior to the identification and isolation for securitization.  Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues.  Jefferies generally receives cash proceeds in connection with the transfer of assets to an SPE.  Jefferies may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other asset-backed securities or CLOs), which are included within Trading assets and are generally initially categorized as Level 2 within the fair value hierarchy.  Jefferies applies fair value accounting to the securities.
The following table presents activity related to Jefferies securitizations that were accounted for as sales in which it had continuing involvement during the three months ended March 31, 2017 and 2016 (in millions):

	For the Three Months Ended March 31,
	2017	2016
Transferred assets	$953.5	$1,948.9
Proceeds on new securitizations	$962.6	$1,962.7
Cash flows received on retained interests	$8.7	$9.6

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitization activities at March 31, 2017 and December 31, 2016.

The following table summarizes Jefferies retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	March 31, 2017		December 31, 2016
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$6,029.9	$9.2	$7,584.9	$31.0
U.S. government agency commercial mortgage-backed securities	$2,240.3	$49.0	$1,806.3	$29.6
CLOs	$2,759.9	$18.5	$4,102.2	$37.0
Consumer and other loans	$479.9	$101.0	$395.7	$25.3
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

Note 7.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Bonds and notes:
U.S. government securities	$293,286	$—	$144	$293,142
Residential mortgage-backed securities	34,759	151	82	34,828
Commercial mortgage-backed securities	10,328	124	6	10,446
Other asset-backed securities	28,242	126	5	28,363
All other corporates	179	—	—	179
Total fixed maturities	366,794	401	237	366,958

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	20,499	—	55,570
Industrial, miscellaneous and all other	17,946	22,029	—	39,975
Total equity securities	53,017	42,528	—	95,545

	$419,811	$42,929	$237	$462,503

December 31, 2016
Bonds and notes:
U.S. government securities	$174,938	$8	$13	$174,933
Residential mortgage-backed securities	19,129	108	104	19,133
Commercial mortgage-backed securities	8,275	64	2	8,337
Other asset-backed securities	18,918	124	—	19,042
All other corporates	180	—	1	179
Total fixed maturities	221,440	304	120	221,624

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	15,115	—	50,186
Industrial, miscellaneous and all other	17,946	11,293	—	29,239
Total equity securities	53,017	26,408	—	79,425

	$274,457	$26,712	$120	$301,049

The amortized cost and estimated fair value of investments classified as available for sale at March 31, 2017, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$293,286	$293,142
Due after one year through five years	179	179
	293,465	293,321
Mortgage-backed and asset-backed securities	73,329	73,637
	$366,794	$366,958

At March 31, 2017, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

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

•	Purchases of securities in connection with our trading and secondary market-making activities,

•
Retained interests held as a result of securitization activities, including the resecuritization of mortgage- and other asset-backed securities and the securitization of commercial mortgage, corporate and consumer loans,

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations,

•	Financing of agency and non-agency mortgage- and other asset-backed securities,

•	Real estate investments,

•	Warehousing funding arrangements for client-sponsored consumer loan vehicles and CLOs through participation certificates and revolving loan and note commitments, and

•	Loans to, investments in and fees from various investment vehicles.
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

Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated VIEs, which are presented within our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of March 31, 2017 and December 31, 2016 (in millions). The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	March 31, 2017		December 31, 2016
	Securitization Vehicles	Real Estate Investment Vehicles	Securitization Vehicles	Real Estate Investment Vehicles
Cash	$6.7	$2.7	$18.4	$2.2
Financial instruments owned	52.8	—	86.6	—
Securities purchased under agreement to resell (1)	570.2	—	733.5	—
Receivables	246.6	312.0	277.7	296.9
Loans to and investments in associated companies	—	120.0	—	108.7
Other	15.6	11.0	14.5	10.8
Total assets	$891.9	$445.7	$1,130.7	$418.6

Other secured financings (2)	$856.5	$—	$1,083.8	$—
Long-term debt	—	258.1	24.1	243.9
Other	35.0	8.2	22.3	11.7
Total liabilities	$891.5	$266.3	$1,130.2	$255.6

Noncontrolling interests	$—	$107.5	$—	$98.7

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $19.5 million and $57.6 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at March 31, 2017 and December 31, 2016, respectively.

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

At March 31, 2017 and December 31, 2016, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable.  Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs.  The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt.

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

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs as of March 31, 2017 and December 31, 2016 (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities

March 31, 2017
CLOs	$37.7	$1.5	$285.7	$3,279.9
Consumer loan vehicles	154.1	—	515.4	1,149.1
Related party private equity vehicles	36.3	—	62.0	149.3
Real estate investment vehicles	100.4	—	112.2	111.3
Other private investment vehicles	85.6	—	96.7	4,840.7
Total	$414.1	$1.5	$1,072.0	$9,530.3

December 31, 2016
CLOs	$264.7	$4.8	$930.0	$4,472.9
Consumer loan vehicles	90.3	—	219.6	985.5
Related party private equity vehicles	37.6	—	63.6	155.6
Real estate investment vehicles	90.3	—	101.8	85.6
Other private investment vehicles	84.0	—	95.8	4,529.7
Total	$566.9	$4.8	$1,410.8	$10,229.3

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

Related Party Private Equity Vehicles. Jefferies committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Jefferies total equity commitment in the JCP Entities was $148.1 million, of which $125.4 million and $125.1 million had been funded as of March 31, 2017 and December 31, 2016, respectively. The carrying value of Jefferies equity investments in the JCP Entities was $36.3 million and $37.6 million at March 31, 2017 and December 31, 2016, respectively. Jefferies exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Jefferies has also provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by certain of our employees. The maximum exposure to loss of the guarantee was $3.0 million and $3.0 million as of March 31, 2017 and December 31, 2016, respectively. Energy Partners I, LP has assets consisting primarily of debt and equity investments.

Real Estate Investment Vehicles. 54 Madison has committed to invest $108.0 million in real estate investment vehicles, of which $96.3 million was funded as of March 31, 2017. 54 Madison's maximum exposure to loss is limited to its carrying value and unfunded equity commitment. 54 Madison is not the primary beneficiary of the investment vehicles as it does not have the power to control the most important activities of the VIEs. The assets of the VIEs consist primarily of investments in real estate projects.

Other Private Investment Vehicles.  We had commitments to invest $100.6 million and $111.4 million as of March 31, 2017 and December 31, 2016, respectively, in various other private investment vehicles, of which $89.6 million and $99.6 million was funded as of March 31, 2017 and December 31, 2016, respectively. The carrying amount of our equity investment was $85.6 million and $84.0 million at March 31, 2017 and December 31, 2016, respectively.  Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment.  These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

Mortgage- and Other Asset-Backed Securitization Vehicles.  In connection with Jefferies secondary trading and market-making activities, Jefferies buys and sells agency and non-agency mortgage-backed securities and other asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs.  Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, auto loans and student loans.  These securities are accounted for at fair value and included in Trading assets in our Consolidated Statements of Financial Condition.  Jefferies has no other involvement with the related SPEs and therefore does not consolidate these entities.

Jefferies also engages in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (FNMA ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or GNMA ("Ginnie Mae")) or non-agency-sponsored SPEs and may purchase loans or mortgage-backed securities from third parties that are subsequently transferred into the securitization trusts.  The securitizations are backed by residential and commercial mortgage, home equity and auto loans.  Jefferies does not consolidate agency-sponsored securitizations as it does not have the power to direct the activities of the SPEs that most significantly impact their economic performance.  Further, Jefferies is not the servicer of non-agency-sponsored securitizations and therefore does not have power to direct the most significant activities of the SPEs and accordingly, does not consolidate these entities.  Jefferies may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.

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

 At March 31, 2017 and December 31, 2016, Jefferies held $1,761.9 million and $1,002.2 million of agency mortgage-backed securities, respectively, and $351.9 million and $439.4 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.

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

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Loans to and investments in associated companies as of January 1,	Income (losses) related to associated companies	Income (losses) related to associated companies classified as other revenues	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of March 31,

2017
Jefferies Finance	$490,464	$—	$24,965	$—	$—	$515,429
Jefferies LoanCore	154,731	—	2,332	(7,760)	—	149,303
Berkadia	184,443	16,954	—	(1,924)	102	199,575
FXCM	336,258	(149,900)	—	—	349	186,707
Garcadia Companies	185,815	13,294	—	(12,588)	—	186,521
Linkem	154,000	(8,148)	—	31,996	3,520	181,368
HomeFed	302,231	336	—	31,316	—	333,883
Golden Queen (1)	111,302	(1,297)	—	—	—	110,005
54 Madison (2)	161,400	(608)	—	25,807	—	186,599
Other	44,454	795	(1,034)	28,873	1	73,089
Total	$2,125,098	$(128,574)	$26,263	$95,720	$3,972	$2,122,479

2016
Jefferies Finance	$528,575	$—	$(22,806)	$(19,300)	$—	$486,469
Jefferies LoanCore	288,741	—	(187)	(27,073)	—	261,481
Berkadia	190,986	13,054	—	(5,400)	215	198,855
Garcadia Companies	172,660	15,327	—	(14,352)	—	173,635
Linkem	150,149	(8,200)	—	33,297	8,648	183,894
HomeFed	275,378	(1,288)	—	—	—	274,090
Golden Queen	114,323	(355)	—	—	—	113,968
54 Madison	—	1,227	—	107,679	3,642	112,548
Other	36,557	287	(423)	2,109	—	38,530
Total	$1,757,369	$20,052	$(23,416)	$76,960	$12,505	$1,843,470

(1)	At March 31, 2017 and December 31, 2016, the balance reflects $32.4 million and $32.8 million, respectively, related to a noncontrolling interest.

(2)	At March 31, 2017 and December 31, 2016, the balance reflects $109.3 million and $95.3 million, respectively, related to noncontrolling interests.

Income (losses) related to associated companies includes the following for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Berkadia	$16,954	$13,054
FXCM	(149,900)	—
Garcadia companies	13,294	15,327
Linkem	(8,148)	(8,200)
HomeFed	336	(1,288)
Golden Queen	(1,297)	(355)
54 Madison	(608)	1,227
Other	795	287
Total	$(128,574)	$20,052

Income (losses) related to associated companies classified as Other revenues includes the following for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Jefferies Finance	$24,965	$(22,806)
Jefferies LoanCore	2,332	(187)
Other	(1,034)	(423)
Total	$26,263	$(23,416)

Jefferies Finance

In October 2004, Jefferies entered into an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual") and Babson Capital Management LLC (now Barings, LLC) to form Jefferies Finance, a joint venture entity.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans.  Loans are originated primarily through the investment banking efforts of Jefferies.  Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co‑investments.  Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.

Jefferies and MassMutual each had equity commitments to Jefferies Finance of $600.0 million.  At March 31, 2017, $493.9 million of Jefferies commitment was funded.  The investment commitment is scheduled to expire on March 1, 2018 with automatic one year extensions absent a 60 day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total Secured Revolving Credit Facility is for a total committed amount of $500.0 million at March 31, 2017 and December 31, 2016.  Advances are shared equally between Jefferies and MassMutual.  The facility is scheduled to mature on March 1, 2018 with automatic one year extensions absent a 60 day termination notice by either party.  At March 31, 2017 and December 31, 2016, $0.0 million and $0.0 million, respectively, of Jefferies $250.0 million commitments were funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance.  In connection with such services, Jefferies earned fees of $66.2 million and $19.4 million during the three months ended March 31, 2017 and 2016, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $2.1 million during the three months ended March 31, 2017, which are recognized within Selling, general and other expenses in the Consolidated Statement of Operations.

Jefferies acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $2.7 million during the three months ended March 31, 2017, which are included in Investment banking revenues in the Consolidated Statement of Operations.  At March 31, 2017 and December 31, 2016, Jefferies held securities issued by CLOs managed by Jefferies Finance, which are included within Trading assets, and provided a guarantee, whereby Jefferies is required to make certain payments to a CLO in the event Jefferies Finance is unable to meet its obligations to the CLO.  Additionally, Jefferies has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO.

Under a service agreement, Jefferies charged Jefferies Finance $20.2 million and $21.1 million for services provided during the three months ended March 31, 2017 and 2016, respectively.  At March 31, 2017, Jefferies had a receivable from Jefferies Finance, included within Other assets in the Consolidated Statement of Financial Condition, of $18.0 million. At December 31, 2016, Jefferies had a payable to Jefferies Finance, included within Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition, of $5.8 million.

Jefferies LoanCore

In February 2011, Jefferies entered into a joint venture agreement with the Government of Singapore Investment Corporation ("GIC") and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company.  In March 2016, the Canada Pension Plan Investment Board acquired a 24% equity interest in Jefferies LoanCore through a direct acquisition from the GIC. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the GIC and LoanCore, LLC.  Jefferies LoanCore aggregate equity commitment was $400.0 million at March 31, 2017 and December 31, 2016.  At March 31, 2017 and December 31, 2016, Jefferies had funded $122.9 million and $70.1 million, respectively, of its $194.0 million equity commitment, and has a 48.5% voting interest in Jefferies LoanCore.
Jefferies LoanCore has entered into master repurchase agreements with Jefferies. During the three months ended March 31, 2017 and 2016, Jefferies recognized interest income and fees of $0.6 million and $2.8 million, respectively, related to these agreements. In connection with such master repurchase agreements, at December 31, 2016, Jefferies had securities purchased with agreements to resell from Jefferies LoanCore of $68.1 million. No amounts were outstanding at March 31, 2017.
Jefferies also enters into OTC foreign exchange contracts with Jefferies LoanCore. In connection with these contracts, Jefferies has $5.4 million and $8.3 million at March 31, 2017 and December 31, 2016, respectively, recorded in Payables, expense accruals and other liabilities and $1.0 million at March 31, 2017 recorded in Trading liabilities in the Consolidated Statements of Financial Condition.

Berkadia

Berkadia is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through March 31, 2017, cumulative cash distributions received by Leucadia from this investment aggregated $496.5 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs.  Berkadia is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of March 31, 2017, the aggregate amount of commercial paper outstanding was $1.47 billion.

FXCM

As discussed more fully in Note 3, at March 31, 2017, Leucadia has a 49.9% common membership interest in FXCM and a senior secured term loan to FXCM due January 2018. On September 1, 2016, we gained the ability to significantly influence FXCM through our common membership interest and our seats on the board of directors. As a result, we classify our equity investment in FXCM in our Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag.

Based on the February 2017 actions described further in Note 3, we evaluated in the first quarter of 2017 whether our equity method investment was fully recoverable. We engaged an independent valuation firm to assist management in estimating the fair value of FXCM. Our estimate of fair value was based on a discounted cash flow and comparable public company analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $130.2 million. We concluded based on the regulatory actions, FXCM's restructuring plan described further in Note 3, investor perception and declines in the trading price of Global Brokerage's common shares and convertible debt, that the decline in fair value of our equity interest was other than temporary. As such, we impaired our equity investment in FXCM in the first quarter of 2017 by $130.2 million.

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
Linkem

We own approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy.  In addition, we own 5% convertible preferred stock, which is automatically convertible to common shares in 2020. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 53% of Linkem’s common equity at March 31, 2017.  The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.

HomeFed

At March 31, 2017, we own 10,838,115 shares of HomeFed’s common stock, representing approximately 70% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed develops and owns residential and mixed-use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at March 31, 2017.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed. Since we do not control HomeFed, our investment in HomeFed is accounted for as an investment in an associated company.

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

54 Madison

We own approximately 48.1% of 54 Madison, which we consolidate through our control of the 54 Madison investment committee. 54 Madison seeks long-term capital appreciation through investment in real estate development and similar projects. 54 Madison invests both in projects which they consolidate and projects where they have significant influence and utilize the equity method of accounting. Through March 31, 2017, 54 Madison invested an aggregate of $183.0 million in projects accounted for under the equity method and $107.1 million of that was contributed from noncontrolling interests.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at March 31, 2017
Derivative contracts	$3,026,779	$(2,826,763)	$200,016	$—	$—	$200,016
Securities borrowing arrangements	$6,886,436	$—	$6,886,436	$(671,142)	$(486,027)	$5,729,267
Reverse repurchase agreements	$13,553,924	$(9,085,430)	$4,468,494	$(701,342)	$(3,711,705)	$55,447

Liabilities at March 31, 2017
Derivative contracts	$3,190,909	$(2,794,432)	$396,477	$—	$—	$396,477
Securities lending arrangements	$2,522,846	$—	$2,522,846	$(671,142)	$(1,813,403)	$38,301
Repurchase agreements	$16,400,889	$(9,085,430)	$7,315,459	$(701,342)	$(5,651,398)	$962,719

Assets at December 31, 2016
Derivative contracts	$4,627,076	$(4,255,998)	$371,078	$—	$—	$371,078
Securities borrowing arrangements	$7,743,562	$—	$7,743,562	$(710,611)	$(647,290)	$6,385,661
Reverse repurchase agreements	$14,083,144	$(10,220,656)	$3,862,488	$(176,275)	$(3,591,654)	$94,559

Liabilities at December 31, 2016
Derivative contracts	$4,880,022	$(4,229,213)	$650,809	$—	$—	$650,809
Securities lending arrangements	$2,819,132	$—	$2,819,132	$(710,611)	$(2,064,299)	$44,222
Repurchase agreements	$17,012,332	$(10,220,656)	$6,791,676	$(176,275)	$(5,780,909)	$834,492

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

(3)
At March 31, 2017, amounts include $5,695.3 million of securities borrowing arrangements, for which we have received securities collateral of $5,505.2 million, and $948.0 million of repurchase agreements, for which we have pledged securities collateral of $975.5 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.  At December 31, 2016, amounts include $6,337.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,146.0 million, and $810.4 million of repurchase agreements, for which we have pledged securities collateral of $834.2 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill at March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,702	$9,041

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $205,957 and $198,674	370,829	378,136
Trademarks and tradename, net of accumulated amortization of $82,681 and $78,778	305,355	309,382
Supply contracts, net of accumulated amortization of $50,076 and $47,867	93,524	95,733
Other, net of accumulated amortization of $3,156 and $2,914	5,430	5,672
Total intangible assets, net	783,840	797,964

Goodwill:
National Beef	14,991	14,991
Jefferies	1,696,413	1,696,864
Other operations	3,859	3,859
Total goodwill	1,715,263	1,715,714

Total Intangible assets, net and goodwill	$2,499,103	$2,513,678

Amortization expense on intangible assets was $13.7 million and $15.8 million for the three months ended March 31, 2017 and 2016, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2017 (for the remaining nine months) - $44.7 million; 2018 - $58.5 million; 2019 - $58.5 million; 2020 - $58.5 million; and 2021 - $58.1 million.

Note 12.  Inventory

A summary of inventory at March 31, 2017 and December 31, 2016 which is classified as Other assets is as follows (in thousands):

	March 31, 2017	December 31, 2016

Finished goods	$246,079	$243,488
Work in process	36,020	35,714
Raw materials, supplies and other	28,242	30,733
	$310,341	$309,935
Note 13.  Short-Term Borrowings

Jefferies short-term borrowings at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016

Bank loans (1)	$326,496	$372,301
Secured revolving loan facilities	—	57,086
Floating rate puttable notes	96,428	96,455
Total short-term borrowings	$422,924	$525,842

(1) Bank loans are payable on demand and must be repaid in one year or less. Amounts include $14.5 million and $10.3 million related to bank overdrafts at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the weighted average interest rate on short-term borrowings outstanding is 1.37% and 1.77% per annum, respectively.

The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At March 31, 2017, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

In October 2015, Jefferies entered into a secured revolving loan facility (“First Secured Revolving Loan Facility”) whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million to purchase eligible receivables that met certain requirements as defined in the First Secured Revolving Loan Facility agreement. Interest was based on an annual rate equal to the lesser of the LIBOR rate plus 3.75% or the maximum rate as defined in the First Secured Revolving Loan Facility agreement. In December 2015, Jefferies entered into a second secured revolving loan facility (“Second Secured Revolving Loan Facility”) whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million to purchase eligible receivables that met certain requirements as defined in the Second Secured Revolving Loan Facility agreement. Interest was based on an annual rate equal to the lesser of the LIBOR rate plus 4.25% or the maximum rate as defined in the Second Secured Revolving Loan Facility agreement. The First Secured Revolving Loan Facility was terminated with an effective date of December 6, 2016. The Second Secured Revolving Loan Facility was terminated with an effective date of January 24, 2017.

Note 14.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at March 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$741,529	$741,264
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,638	246,627
Total long-term debt – Parent Company	988,167	987,891

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.125% Senior Notes, due April 13, 2018, $800,000 principal	814,623	817,813
8.50% Senior Notes, due July 15, 2019, $700,000 principal	771,253	778,367
2.375% Euro Medium Term Notes, due May 20, 2020, $529,825 and $529,975 principal	528,220	528,250
6.875% Senior Notes, due April 15, 2021, $750,000 principal	819,951	823,797
2.25% Euro Medium Term Notes, due July 13, 2022, $4,239 and $4,240 principal	3,863	3,848
5.125% Senior Notes, due January 20, 2023, $600,000 principal	617,704	618,355
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	738,748	—
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	377,313	377,806
3.875% Convertible Senior Debentures, due November 1, 2029, $345,000 principal	345,850	346,163
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,309	512,396
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,249	421,333
Structured Notes (2)	316,408	255,203
National Beef Term Loan	266,250	273,811
National Beef Revolving Credit Facility	6,593	—
54 Madison Term Loans	387,822	406,028
Foursight Capital Credit Facilities	154,327	97,138
Other	127,769	132,244
Total long-term debt – subsidiaries	7,210,252	6,392,552

Long-term debt	$8,198,419	$7,380,443

(1) Amount includes a decrease of $5.4 million to the carrying value of long-term debt associated with an interest rate swap based on its designation as a fair value hedge. See Notes 2 and 4 for further information.
(2) Includes $310.1 million and $248.9 million at fair value at March 31, 2017 and December 31, 2016, respectively.

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.8163 common shares (equivalent to a conversion price of approximately $43.83 per share).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

During the three months ended March 31, 2017, Jefferies issued structured notes with a total principal amount of approximately $48.6 million. Structured notes of $310.1 million and $248.9 million at March 31, 2017 and December 31, 2016, respectively, contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues.

In January 2017, Jefferies issued 4.85% senior notes with a principal amount of $750.0 million, due 2027.

At March 31, 2017, National Beef’s credit facility consisted of a term loan with an outstanding balance of $266.3 million and a revolving credit facility with a commitment of $285.0 million, both of which mature in October 2018.  The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected.  At March 31, 2017, the interest rate on the outstanding term loan was 2.53% and the interest rate on the outstanding revolving credit facility was 4.75%.  The credit facility contains a minimum tangible net worth covenant; at March 31, 2017, National Beef met this covenant.  The credit facility is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries.

Borrowings under the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $12.5 million were outstanding at March 31, 2017.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At March 31, 2017, after deducting outstanding amounts and issued letters of credit, $216.5 million of the unused revolver was available to National Beef.
54 Madison seeks long-term capital appreciation through real estate development and similar projects. Many of these development projects are funded through long-term debt at the project level. The debt holders do not have recourse to the Leucadia parent company. At March 31, 2017, 54 Madison had $77.8 million of 6.0% term loan debt maturing in January 2018, $129.7 million of 5.5% term loan debt maturing in February 2019, $0.5 million of 3.5% term loan debt maturing in March 2019, $78.3 million of 4.15% term loan debt maturing in April 2019, $101.0 million of 5.5% term loan debt maturing in January 2020 and $0.5 million of 3.5% term loan debt maturing in January 2020. As discussed further in Note 23, the majority of the debt holders are also investors in 54 Madison.
At March 31, 2017, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $200.0 million, which mature in December 2018 and March 2019. The 2018 credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity and the 2019 credit facility bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity. As a condition of the 2019 credit facility, Foursight Capital is obligated to maintain cash reserves in an amount equal to the quoted price of an interest rate cap sufficient to meet the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $176.9 million at March 31, 2017.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
As of January 1,	$321,962	$189,358
Income allocated to redeemable noncontrolling interests	12,049	4,384
Distributions to redeemable noncontrolling interests	(7,117)	—
Increase in fair value of redeemable noncontrolling interests	1,038	12,835
Balance, March 31,	$327,932	$206,577

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At March 31, 2017, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (10.6%) and the terminal growth rate (2.0%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of March 31, 2017 (dollars in millions):

	Discount Rates
Terminal Growth Rates	10.35%	10.60%	10.85%

1.75%	$332.7	$323.4	$314.6
2.00%	$337.6	$327.9	$318.8
2.25%	$342.8	$332.7	$323.2
The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At March 31, 2017 and December 31, 2016, redeemable noncontrolling interests also include the other redeemable noncontrolling interest of $14.6 million and $14.8 million, respectively, primarily related to our oil and gas exploration and development businesses.

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

Senior Executive Compensation Plan. In January 2017, the Compensation Committee of our Board of Directors approved an executive compensation plan for our CEO and our President (together, our "Senior Executives") in respect of 2017 that will be based on performance metrics achieved over a three-year period from 2017 through 2019. This executive compensation plan is identical to the 2016 executive compensation plan where cash incentive bonuses were eliminated. 100% of each of our CEO and President's compensation beyond their base salaries will be composed entirely of performance based RSUs that will vest at the end of 2019 if certain performance criteria are met. Any vested RSUs will be subject to a post-vesting, three-year holding period such that no vested RSUs can be sold or transferred until the first quarter of 2023.

Performance-vesting of the award will be based equally on the compound annual growth rates of Leucadia's Total Shareholder Return ("TSR"), which will be measured from the December 30, 2016 stock price of $23.25, and Leucadia's Return on Tangible Deployable Equity ("ROTDE"), the annual, two- and three-year results of which will be used to determine vesting. TSR is based on annualized rate of return reflecting price appreciation plus reinvestment of dividends and distributions to shareholders. ROTDE is net income adjusted for amortization of intangible assets divided by tangible book value at the beginning of year adjusted for intangible assets and deferred tax assets.

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

Former Stock-Based Compensation Plans. Prior to the acquisition of Jefferies, we had a fixed stock option plan, which provided for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan were intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and became exercisable in five equal annual installments starting one year from date of grant.  Options granted to non-employee directors became exercisable in four equal annual installments starting one year from date of grant.  No stock appreciation rights have been granted.  In March 2014, we ceased issuing options and rights under our option plan. No shares remain available for future issuances under this plan. At March 31, 2017, 341,462 of our common shares were reserved for stock options.

Stock-Based Compensation Expense. Compensation and benefits expense included $10.0 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $3.6 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively.  As of March 31,

2017, total unrecognized compensation cost related to nonvested share-based compensation plans was $89.8 million; this cost is expected to be recognized over a weighted-average period of 2.1 years.

At March 31, 2017, there were 1,442,000 shares of restricted stock outstanding with future service required, 5,666,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 10,364,000 RSUs outstanding with no future service required and 689,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 16,719,000.

Note 17.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016

Net unrealized gains on available for sale securities	$571,658	$561,497
Net unrealized foreign exchange losses	(179,557)	(184,829)
Net change in instrument specific credit risk	(16,189)	(6,494)
Net minimum pension liability	(60,275)	(59,477)
	$315,637	$310,697

For the three months ended March 31, 2017 and 2016, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2017	2016

Net unrealized gains (losses) on available for sale securities, net of income tax provision (benefit) of $(11) and $14	$(18)	$26	Net realized securities gains
Net unrealized foreign exchange losses, net of income tax provision of $1,097 and $0	(5,290)	—	Other income
Amortization of defined benefit pension plan actuarial gains (losses), net of income tax benefit of $(204) and $(178)	(433)	(400)	Compensation and benefits, which includes pension expense.
Other pension, net of income tax benefit of $(1,231) and $0	1,231	—	Income tax provision (benefit)
Total reclassifications for the period, net of tax	$(4,510)	$(374)

Note 18.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at March 31, 2017 was $197.9 million (including $50.1 million for interest), of which $149.7 million related to Jefferies. The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at December 31, 2016 was $196.5 million (including $47.7 million for interest), of which $148.8 million related to Jefferies. If recognized, such amounts would lower our effective tax rate. Accrued interest is included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the three months ended March 31, 2017 and the year ended December 31, 2016.

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

For the three months ended March 31, 2017 and 2016, the provision (benefit) for income taxes includes $31.8 million and $0.7 million, respectively, for state income taxes and $8.8 million and $(2.3) million, respectively, for foreign taxes. Our March 31, 2017 provision for income taxes was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits.

Note 19.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia National Corporation common shareholders	$281,408	$(222,880)
Allocation of earnings to participating securities (1)	(1,138)	—
Net income (loss) attributable to Leucadia National Corporation common shareholders for basic earnings (loss) per share	280,270	(222,880)
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	8	—
Mandatorily redeemable convertible preferred share dividends	1,016	—
Net income (loss) attributable to Leucadia National Corporation common shareholders for diluted earnings (loss) per share	$281,294	$(222,880)

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share – weighted average shares	369,267	372,367
Stock options	16	—
Warrants	—	—
Senior executive compensation plan awards	2,276	—
Mandatorily redeemable convertible preferred shares	4,162	—
3.875% Convertible Senior Debentures	—	—
Denominator for diluted earnings (loss) per share	375,721	372,367

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,500,000 and 2,899,000 for the three months ended March 31, 2017 and 2016, respectively.  Dividends declared on participating securities were not material during three months ended March 31, 2017 and 2016.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 661,300 weighted-average shares of common stock were outstanding during the three months ended March 31, 2016 but were not included in the computation of diluted per share amounts as the effect was antidilutive. Amounts for the three months ended March 31, 2017 were not material.

In the table above, the denominator for diluted earnings (loss) per share does not include weighted-average common shares of 3,000,000 during the three months ended March 31, 2016, related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive. The warrants expired in the first quarter of 2016.

For the three months ended March 31, 2017 and 2016, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. For the three months ended March 31, 2016, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Note 20.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Maximum Payout

Equity commitments (1)	$25.8	$26.4	$12.9	$—	$242.3	$307.4
Loan commitments (1)	302.8	16.9	65.0	56.2	—	440.9
Mortgage-related and other purchase commitments	—	—	217.0	—	—	217.0
Underwriting commitments	0.1	—	—	—	—	0.1
Forward starting reverse repos (2)	3,346.5	—	—	—	—	3,346.5
Forward starting repos (2)	2,609.3	—	—	—	—	2,609.3
Other unfunded commitments (1)	135.0	124.7	4.6	36.2	12.7	313.2
	$6,419.5	$168.0	$299.5	$92.4	$255.0	$7,234.4

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)	At March 31, 2017, $3,303.6 million within forward starting reverse repos and $2,609.3 million within forward starting repos settled within three business days.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, our President and a Director.  As of March 31, 2017, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $22.8 million.

See Note 9 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

Our equity commitments also include our commitment to invest in 54 Madison, a fund which targets real estate projects. We plan to invest a cumulative total of $225.0 million to this fund, of which we have already contributed $130.4 million. Capital commitments are contingent upon approval of the related investment by the investment committee, which we control. Through March 31, 2017, approved unfunded commitments totaled $36.0 million.

Additionally, as of March 31, 2017, we have other equity commitments to invest up to $19.5 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of March 31, 2017, Jefferies has $177.5 million of outstanding loan commitments to clients.

Loan commitments outstanding as of March 31, 2017, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At March 31, 2017, $0.0 million of Jefferies $250.0 million commitment was funded.

In August 2014, we and Solomon Kumin established Folger Hill; we committed to provide Folger Hill with a three-year, $20 million revolving credit facility to fund its start-up and initial operating expenses.  As of March 31, 2017, $11.6 million has been provided to Folger Hill under the revolving credit facility.

Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at March 31, 2017 was $14.4 million.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of March 31, 2017 (in millions) :

	Expected Maturity Date
Guarantee Type	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$17,839.8	$1,562.1	$—	$—	$421.7	$19,823.6
Written derivative contracts – credit related	—	53.4	11.5	294.3	—	359.2
Total derivative contracts	$17,839.8	$1,615.5	$11.5	$294.3	$421.7	$20,182.8

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts as of March 31, 2017 is as follows (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$4.0	$—	$—	$—	$—	$4.0
Single name credit default swaps	$—	$—	$115.1	$59.9	$180.2	$355.2

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $134.1 million as of March 31, 2017.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of March 31, 2017, the aggregate amount of commercial paper outstanding was $1.47 billion.
Loan Guarantee. Jefferies has provided a guarantee to Jefferies Finance that matures in January 2021, whereby Jefferies is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE. The maximum amount payable under the guarantee is $17.8 million at March 31, 2017. Jefferies has also provided a guarantee of a portion of Energy Partners I, LP’s obligations under a credit agreement. At March 31, 2017, the maximum exposure to loss of the guarantee is $3.0 million.
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
Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of March 31, 2017 was approximately $18.0 million. Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At March 31, 2017, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $63.2 million.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $13.6 million at March 31, 2017. Primarily all letters of credit expire within one year.

Note 21.  Net Capital Requirements

Jefferies operates broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA").  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and have elected to calculate minimum capital requirements using the alternative method as permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC is also registered as a futures commission merchant ("FCM") and is subject to Rule 1.17 of the CFTC which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC and Jefferies Execution’s net capital and excess net capital as of March 31, 2017 were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,359,023	$1,277,401
Jefferies Execution	$9,158	$8,908

FINRA is the designated self-regulatory organization (“DSRO”) for Jefferies U.S. broker-dealers and the National Futures Association is the DSRO for Jefferies LLC as an FCM.

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

Note 22.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$970,810	$963,311	$962,938	$958,377

Financial Liabilities:
Short-term borrowings (2)	$422,924	$422,924	$525,842	$525,842
Long-term debt (2)	$7,888,362	$8,133,128	$7,131,587	$7,221,459

(1)	Notes and loans receivable: The fair values are primarily measured using Level 2 and 3 inputs principally based on discounted future cash flows using market interest rates for similar instruments.

(2)
Short-term borrowings and long-term debt:  The fair values of short-term borrowings are estimated to be the carrying amount.  The fair values of non-variable rate debt are estimated using quoted prices and estimated rates that would be available for debt with similar terms.  The fair value of variable rate debt is estimated to be the carrying amount.

Note 23.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016 are Jefferies equity investments in Private Equity Related Funds of $36.7 million and $37.7 million, respectively.  Net gains (losses) aggregating $(1.3) million and $(2.6) million for the three months ended March 31, 2017 and 2016, respectively, were recorded related to the Private Equity Related Funds.  For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 8 and 20.

Berkadia Commercial Mortgage, LLC.  At March 31, 2017 and December 31, 2016, Jefferies has commitments to purchase $654.2 million and $817.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.
Officers, Directors and Employees.  We have $40.4 million and $41.2 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) at March 31, 2017 and December 31, 2016, respectively.  Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions.  These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.  At March 31, 2017 and December 31, 2016, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 26% and 36% of its cattle requirements under this agreement during the three months ended March 31, 2017 and 2016, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.  During the three months ended March 31, 2017, sales to this affiliate were $7.1 million and purchases were $2.8 million.  During the three months ended March 31, 2016, sales to this affiliate were $6.0 million and purchases were $3.2 million.  At March 31, 2017 and December 31, 2016, amounts due from and payable to these related parties were not significant.

HomeFed.  During 2014, we sold to HomeFed substantially all of our real estate properties and operations as well as cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 9, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at March 31, 2017.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.
54 Madison. At March 31, 2017 and December 31, 2016, approximately $230.2 million and $230.2 million, respectively, of long-term debt held by 54 Madison is owed to minority owners of 54 Madison. The interest rate on these long-term notes range between 4.2% and 6.0%.
The employees of the asset manager of 54 Madison and employees of certain asset managers of 54 Madison's investments are also employees of Leucadia. These employees are also minority owners of 54 Madison.
See Note 9 for information on transactions with Jefferies Finance and Jefferies LoanCore.

Note 24.  Segment Information
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
All other consists of our other financial services businesses and investments and our other merchant banking businesses and investments.  Our other financial services businesses and investments include the Leucadia Asset Management platform, Foursight

Capital, and our investments in Berkadia, HomeFed and FXCM.  Our other merchant banking businesses and investments primarily include Idaho Timber, Conwed, Vitesse, JETX, real estate, and our investments in HRG, Linkem, Garcadia and Golden Queen.
Certain information concerning our segments for the three months ended March 31, 2017 and 2016 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies is reflected in our consolidated financial statements utilizing a one month lag.

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$797,386	$300,786
National Beef	1,561,456	1,634,451
Corporate and other	7,690	66,856
Total net revenues related to reportable segments	2,366,532	2,002,093
All other	501,450	13,013
Total consolidated net revenues	$2,867,982	$2,015,106

Income (loss) before income taxes:
Reportable Segments:
Jefferies	$132,270	$(245,797)
National Beef	57,103	21,409
Corporate and other	(14,504)	47,736
Income (loss) before income taxes related to reportable segments	174,869	(176,652)
All other	237,958	(110,597)
Parent Company interest	(14,730)	(14,714)
Total consolidated income (loss) before income taxes	$398,097	$(301,963)

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$15,601	$14,590
National Beef	22,399	22,626
Corporate and other	867	943
Total depreciation and amortization expenses related to reportable segments	38,867	38,159
All other	10,643	11,451
Total consolidated depreciation and amortization expenses	$49,510	$49,610

Interest expense classified as a component of Net revenues relates to Jefferies.  For the three months ended March 31, 2017 and 2016, interest expense classified as a component of Expenses was primarily comprised of National Beef ($1.8 million and $4.0 million, respectively), parent company interest ($14.7 million and $14.7 million, respectively) and all other ($10.8 million and $3.6 million, respectively).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our businesses included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”).

Results of Operations
We focus on long-term value creation and invest in a broad variety of businesses.  The mix of our businesses and investments change from time to time. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.  Further, as our investments span a number of industries, each may be impacted by different factors.  For these reasons, our pre-tax income (loss) is not predictable or necessarily comparable from period to period.

A summary of results for the three months ended March 31, 2017 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$797,386	$1,561,456	$56,223	$445,227	$7,690	$—	$2,867,982

Expenses:
Cost of sales	—	1,463,838	—	69,256	—	—	1,533,094
Compensation and benefits	460,672	9,312	15,184	4,965	14,050	—	504,183
Floor brokerage and clearing fees	45,858	—	—	—	—	—	45,858
Interest	—	1,814	9,971	869	—	14,730	27,384
Depreciation and amortization	15,601	22,399	2,905	7,738	867	—	49,510
Selling, general and other expenses	142,985	6,990	14,196	9,254	7,857	—	181,282
Total expenses	665,116	1,504,353	42,256	92,082	22,774	14,730	2,341,311
Income (loss) before income taxes and income (loss) related to associated companies	132,270	57,103	13,967	353,145	(15,084)	(14,730)	526,671
Income (loss) related to associated companies	—	—	(133,003)	3,849	580	—	(128,574)
Income (loss) before income taxes	$132,270	$57,103	$(119,036)	$356,994	$(14,504)	$(14,730)	$398,097

A summary of results for the three months ended March 31, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$300,786	$1,634,451	$(111,967)	$124,980	$66,856	$—	$2,015,106

Expenses:
Cost of sales	—	1,569,466	—	78,586	—	—	1,648,052
Compensation and benefits	350,119	9,333	13,263	7,244	9,448	—	389,407
Floor brokerage and clearing fees	40,479	—	—	—	—	—	40,479
Interest	—	3,967	2,922	715	—	14,714	22,318
Depreciation and amortization	14,590	22,626	2,722	8,729	943	—	49,610
Selling, general and other expenses	141,395	7,650	8,420	20,830	8,960	—	187,255
Total expenses	546,583	1,613,042	27,327	116,104	19,351	14,714	2,337,121
Income (loss) before income taxes and income related to associated companies	(245,797)	21,409	(139,294)	8,876	47,505	(14,714)	(322,015)
Income related to associated companies	—	—	12,993	6,828	231	—	20,052
Income (loss) before income taxes	$(245,797)	$21,409	$(126,301)	$15,704	$47,736	$(14,714)	$(301,963)
Jefferies

Jefferies is reflected in our consolidated financial statements and disclosures utilizing a one month lag; Jefferies year ends on November 30 and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net revenues	$797,386	$300,786

Expenses:
Compensation and benefits	460,672	350,119
Floor brokerage and clearing fees	45,858	40,479
Depreciation and amortization	15,601	14,590
Selling, general and other expenses	142,985	141,395
Total expenses	665,116	546,583

Income (loss) before income taxes	$132,270	$(245,797)

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

The following provides a summary of net revenues by source included in our three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Equities	$157,793	$2,763
Fixed income	222,670	57,679
Total sales and trading	380,463	60,442
Investment banking:
Capital markets:
Equities	61,566	43,999
Debt	162,628	57,273
Advisory	183,827	129,658
Total investment banking	408,021	230,930
Other	8,902	9,414

Total net revenues	$797,386	$300,786

Net Revenues

The increase in net revenues for Jefferies for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily reflects higher net revenues in equities, fixed income and investment banking. The increase in fixed income net revenues is primarily due to higher levels of trading activity due to improved market conditions compared with the prior year quarter. The increase in equities revenues was primarily attributable to a net gain of $2.6 million recognized during the three months ended March 31, 2017 from Jefferies investment in two equity securities, including KCG Holdings, Inc. (“KCG”), compared with a net loss of $82.2 million in the comparable prior year quarter from these two equity securities, as well as net revenues of $21.0 million from Jefferies share of its Jefferies Finance LLC (“Jefferies Finance”) joint venture, compared with a net loss of $22.3 million in the prior year quarter. Higher investment banking results during the three months ended March 31, 2017 reflect increased debt and equity capital markets revenues and advisory revenues, as a result of higher transaction volumes. In the prior year quarter, new issue equity and leveraged finance capital markets were virtually closed throughout January and February. Net revenues in the three months ended March 31, 2017 included investment income from managed funds of $0.9 million, compared with investment losses from managed funds of $1.7 million in the prior year quarter.

Equities Net Revenues

Equities net revenues include equity commissions, principal transactions (including Jefferies investment in KCG and other equity securities), and net interest revenue generated by its equities sales and trading, prime services and wealth management business relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities net revenues include Jefferies share of the net earnings of its joint venture investments in Jefferies Finance and Jefferies LoanCore, LLC (“Jefferies LoanCore”), which are accounted for under the equity method.

Equities net revenues during the three months ended March 31, 2017 increased $155.0 million as compared to the three months ended March 31, 2016. Equities revenue for the three months ended March 31, 2017 include a net gain of $2.6 million from Jefferies investment in two equity securities, including KCG, compared with a net loss of $82.2 million in the 2016 period from these two equity securities.

Equities commission revenues declined slightly in Jefferies U.S. cash equities and equity derivative businesses during the three months ended March 31, 2017 as compared to the prior year quarter, due to reduced trading volumes and lower levels of volatility.

Equities trading revenues during the three months ended March 31, 2017 from client market making improved in Jefferies U.S. cash equities businesses compared with losses incurred in its block trading activities in the prior year quarter. Convertibles trading revenues increased as the prior year quarter was impacted by downward trending equity markets resulting in mark-to-market losses on convertible security positions. Equity derivatives trading revenues declined due to a difficult volatility trading climate.

Equities revenues during the three months ended March 31, 2017 include net revenues of $21.0 million from Jefferies share of Jefferies Finance, primarily due to an increase in activity, compared with a net loss of $22.3 million in the prior year quarter, primarily due to the mark down of certain loans held for sale. Net revenues from Jefferies share of Jefferies LoanCore during the three months ended March 31, 2017 also increased slightly as compared to the 2016 period due to an increase in loan closings and syndications.

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
Fixed income net revenues during the three months ended March 31, 2017 increased $165.0 million as compared to the three months ended March 31, 2016. Jefferies recorded higher revenues in virtually all of its businesses compared with the prior year quarter due to improved trading conditions and an increase in transaction volumes. The trading environment during the prior year quarter was characterized by significant market dislocation and lower trading volumes. In addition, Jefferies improved results in 2017 reflect continued strengthening of its sales and trading team.

Revenues in Jefferies leveraged credit business during the three months ended March 31, 2017 were strong on increased trading volumes within high yield and distressed products, as a result of an improved credit environment, as well as strategic growth in the business, compared with mark-to-market losses in the prior year quarter. Additionally, higher revenues in Jefferies international rates business resulted from higher transaction volumes given increased interest rate volatility, which presented additional trading opportunities. Jefferies municipal securities business performed well during the 2017 quarter, driven by improved trading activity. Revenues from Jefferies corporates businesses increased during the three months ended March 31, 2017 as compared to the prior year quarter due to increased trading activity, as a result of new issuance activity and increased demand.

The higher revenues in Jefferies international credit businesses during the three months ended March 31, 2017 were due to improved trading conditions and increased demand for higher yielding products, while volatile oil prices and uncertainty as to bank liquidity negatively impacted revenues in our international credit businesses in the prior year quarter. Additionally, results in Jefferies emerging markets business during the three months ended March 31, 2017 were higher due to improved economic conditions as well as due to a full contribution from an enhanced sales and trading team that was onboarded during the prior year quarter.

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
Total investment banking revenues were $408.0 million for the three months ended March 31, 2017, 77% higher than the three months ended March 31, 2016 and near to a Jefferies record for a first quarter. This increase was due to significantly increased debt capital markets revenues, equity capital markets revenues and advisory revenues as a result of higher transaction volumes. In the prior year quarter, new issue equity and leveraged finance capital markets were virtually closed throughout January and February. Advisory revenues for the three months ended March 31, 2017 increased 42% compared to the prior year quarter. Capital markets revenues for the three months ended March 31, 2017 increased 121% from the prior year quarter.

From equity and debt capital raising activities, Jefferies generated $61.6 million and $162.6 million in revenues, respectively, for the three months ended March 31, 2017. During the three months ended March 31, 2017, Jefferies completed 198 public and private debt financings that raised $52.0 billion in aggregate and Jefferies completed 40 public and private equity and convertible offerings that raised $20.5 billion (37 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $183.8 million, including revenues from 38 merger and acquisition transactions and four restructuring and recapitalization transactions with an aggregate transaction value of $40.2 billion.

Investment banking revenue was $230.9 million for the three months ended March 31, 2016. From equity and debt capital raising activities, Jefferies generated $44.0 million and $57.3 million in revenues, respectively. During the three months ended March 31, 2016, Jefferies completed 164 public and private debt financings that raised $35.0 billion in aggregate and Jefferies completed 19 public and private equity and convertible offerings that raised $4.1 billion (all of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $129.7 million, including revenues from 27 merger and acquisition transactions and two restructuring and recapitalization transactions with an aggregate transaction value of $40.5 billion.

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
Included within Compensation and benefits expense is share-based amortization expense for senior executive awards granted in February 2016 and January 2017, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such senior executive awards contain market and performance conditions and are being amortized over their respective future service periods. Compensation expense related to the amortization of share-based and cash-based awards amounted to $67.5 million and $80.1 million for the three months ended March 31, 2017 and 2016, respectively. Compensation and benefits as a percentage of Net revenues was 58% and 116% for the three months ended March 31, 2017 and 2016, respectively.

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
The increase in non-compensation expenses during the three months ended March 31, 2017 as compared to the prior year quarter was primarily due to an increase in floor brokerage and clearing expenses due to improved market and trading conditions across most core businesses and higher professional services expenses due to higher legal and consulting fees as part of implementing various regulatory requirements.

National Beef

A summary of results of operations for National Beef for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net revenues	$1,561,456	$1,634,451

Expenses:
Cost of sales	1,463,838	1,569,466
Compensation and benefits	9,312	9,333
Interest	1,814	3,967
Depreciation and amortization	22,399	22,626
Selling, general and other expenses	6,990	7,650
Total expenses	1,504,353	1,613,042

Income before income taxes	$57,103	$21,409
National Beef’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products, coupled with its overall volume.  National Beef operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  National Beef’s profitability typically fluctuates seasonally, with relatively higher margins in the spring and summer months and during times of ample cattle availability. National Beef's fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December and its quarters range from twelve to fourteen weeks ending on the last Saturday of March, June, September or December.

Overall National Beef was more profitable during the first quarter of 2017 than the same quarter of 2016 because, although selling prices of boxed beef and other products declined, the cost of our raw material, live cattle, declined by an even greater amount. Revenues in the three months ended March 31, 2017 decreased 4% in comparison to the same period in 2016, due to lower average selling prices, partially offset by a slight increase in the number of cattle processed. Cost of sales declined 7% for the three months ended March 31, 2017 as compared to the same period in 2016. The decline is primarily due to a decrease in the price of fed cattle, partially offset by a slight increase in volume.  Revenue and expense comparisons were also impacted by the first quarter of 2017 being a twelve week period for National Beef as compared to a thirteen week period in the first quarter of 2016. The combined effects of increased margin per head and an increase in volume led to significantly higher profitability in the first quarter of 2017 compared to the same period in 2016, despite the 2017 period being one week shorter.
Corporate and Other Results

A summary of results of operations for corporate and other for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net revenues	$7,690	$66,856

Expenses:
Compensation and benefits	14,050	9,448
Depreciation and amortization	867	943
Selling, general and other expenses	7,857	8,960
Total expenses	22,774	19,351

Income (loss) before income taxes and income related to associated companies	(15,084)	47,505
Income related to associated companies	580	231
Income (loss) before income taxes	$(14,504)	$47,736

Net revenues of corporate and other primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Net revenues for the three months ended March 31, 2017 and 2016, respectively, include a $6.1 million and $65.6 million increase in a trading asset which is held at fair value.

For the three months ended March 31, 2017 and 2016, corporate compensation and benefits includes accrued incentive bonus expense of $4.1 million and $2.1 million, respectively. Share-based compensation expense was $4.2 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

Income related to associated companies is comprised of our share of various investees' underlying net income or loss, none of which is significant during the three months ended March 31, 2017 and 2016.

Other Financial Services Businesses and Investments

A summary of results for other financial services businesses and investments for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net revenues	$56,223	$(111,967)

Expenses:
Compensation and benefits	15,184	13,263
Interest	9,971	2,922
Depreciation and amortization	2,905	2,722
Selling, general and other expenses	14,196	8,420
Total expenses	42,256	27,327

Income (loss) before income taxes and income (loss) related to associated companies	13,967	(139,294)
Income (loss) related to associated companies	(133,003)	12,993
Income (loss) before income taxes	$(119,036)	$(126,301)

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

As more fully discussed in Note 3 to our consolidated financial statements, on September 1, 2016, we, Global Brokerage Inc. ("Global Brokerage" and formerly FXCM Inc.) and Global Brokerage Holdings, LLC ("Global Brokerage Holdings" and formerly FXCM Holdings, LLC) entered into an agreement that amended the terms of our loan and associated rights. Among other changes, the amendments gave Leucadia a 49.9% common membership interest in FXCM and we gained the ability to significantly influence FXCM through the amendments and as a result, we account for our equity interest in FXCM under the equity method of accounting. Net revenues include gains of $10.9 million during the three months ended March 31, 2017 from our FXCM term loan and losses of $(53.2) million during the three months ended March 31, 2016 from our FXCM term loan and related rights. This includes the component related to interest income, which is recorded within Principal transactions revenues. We also recorded losses, before impairment charges, related to our equity method investment in FXCM in the first quarter of 2017 of $(19.7) million.

During February 2017, Global Brokerage Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the National Futures Association ("NFA") and the Commodity Futures Trading Commission ("CFTC") against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. The NFA settlement has no monetary fine and the CFTC settlement has a $7 million fine. As part of the settlements, FXCM U.S. withdrew from business and agreed to sell FXCM U.S.'s customer accounts to Gain Capital Holdings, Inc. FXCM U.S. generated approximately 20% of FXCM's revenue, but was not profitable. FXCM also announced the implementation of a restructuring plan that includes the termination of approximately 150 employees, which represents approximately 18% of its global workforce.

On February 21, 2017, Drew Niv resigned as the Chief Executive Officer of FXCM, although he remains in an advisory position. Brendan Callan became the interim Chief Executive Officer of FXCM and Jimmy Hallac (a Managing Director at Leucadia) became Chairman of the Board of FXCM.

Based on the above February 2017 actions, we evaluated in the first quarter of 2017 whether our equity method investment was fully recoverable. We engaged an independent valuation firm to assist management in estimating the fair value of FXCM. Our estimate of fair value was based on a discounted cash flow and comparable public company analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $130.2 million. We concluded based on the above regulatory actions, FXCM's restructuring plan, investor perception and declines in the trading price of Global Brokerage's common shares and convertible debt, that the decline in fair value of our equity interest was other than temporary. As such, we impaired our equity investment in FXCM in the first quarter of 2017 by $130.2 million.

Excluding the FXCM revenues discussed above, the net revenues in other financial services businesses and investments reflect revenue (losses) of $45.3 million and $(58.8) million for the three months ended March 31, 2017 and 2016, respectively. The year-over-year increase in revenues primarily reflects greater returns on investments recorded at market value related to the Leucadia Asset Management businesses and growth in our vehicle finance business and at our 54 Madison real estate fund.

All expense categories were impacted by the growth of our Leucadia Asset Management businesses and vehicle finance business for the three months ended March 31, 2017, as compared to the same period last year.

Income related to Berkadia was $17.0 million and $13.1 million for the three months ended March 31, 2017 and 2016, respectively. Our share of income (loss) related to HomeFed was $0.3 million and $(1.3) million during the three months ended March 31, 2017 and 2016, respectively.

Other Merchant Banking Businesses and Investments

A summary of results for other merchant banking businesses and investments for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net revenues	$445,227	$124,980

Expenses:
Cost of sales	69,256	78,586
Compensation and benefits	4,965	7,244
Interest	869	715
Depreciation and amortization	7,738	8,729
Selling, general and other expenses	9,254	20,830
Total expenses	92,082	116,104

Income before income taxes and income related to associated companies	353,145	8,876
Income related to associated companies	3,849	6,828
Income before income taxes	$356,994	$15,704

Our other merchant banking operations include our ownership of HRG Group, Inc. ("HRG") shares, which is accounted for at fair value and impacts our results through its mark-to-market adjustments reflected within net revenues, and the consolidated results of Vitesse and JETX, formerly Juneau, (oil and gas exploration and development) and Conwed and Idaho Timber (manufacturing companies).  It also includes our equity investments in Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy) and Golden Queen (a gold and silver mining project).

Net revenues for the three months ended March 31, 2017 include $175.2 million of unrealized gains from the change in value of our investment in HRG, $260.1 million from our manufacturing companies, including the gain on the sale of Conwed of $179.9 million, and $3.2 million from our oil and gas exploration and development businesses.

Net revenues for the three months ended March 31, 2016 include $17.2 million of unrealized gains from the change in value of our investment in HRG, $95.7 million from our manufacturing companies and $9.9 million from our oil and gas exploration and development businesses.
As discussed further in Note 3 to our consolidated financial statements, Vitesse uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Net unrealized gains (losses) of $3.3 million and $(0.4) million, respectively, were recorded related to these options during the three months ended March 31, 2017 and 2016, respectively. JETX revenues in the first quarter of 2017 were impacted by a $15.4 million unrealized loss on a trading asset which is held at fair value.
Total expenses decreased $24.0 million in the three months ended March 31, 2017 as compared to the same period in 2016, primarily reflecting the sale of Conwed in early 2017 as well as lower costs for our oil and gas exploration and development businesses. Selling, general and other expenses for our oil and gas exploration and development businesses declined $6.0 million during the three months ended March 31, 2017 as compared to the same period in 2016, primarily reflecting exploration costs and the write down of certain JETX leases in the first quarter of 2016.

Income related to associated companies for the three months ended March 31, 2017 primarily includes income related to Garcadia of $13.3 million offset by losses related to Linkem of $8.1 million. For the comparable period in 2016, it primarily includes income related to Garcadia of $15.3 million offset by losses related to Linkem of $8.2 million.
Pre-tax income for the three months ended March 31, 2017 includes $175.2 million related to our investment in HRG and $186.2 million from manufacturing, including the gain on the sale of Conwed of $179.9 million, offset partially by pre-tax losses from the oil and gas exploration and development businesses of $10.6 million. Pre-tax income for the three months ended March 31, 2016 includes $17.2 million related to our investment in HRG and $8.8 million from manufacturing, offset partially by pre-tax losses for the oil and gas exploration and development businesses of $10.8 million.
Parent Company Interest
Parent company interest totaled $14.7 million for both the three months ended March 31, 2017 and the three months ended March 31, 2016.
Income Taxes
For the three months ended March 31, 2017, our provision for income taxes was $104.2 million, representing an effective tax rate of 26.2%.  Our provision for income taxes was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits. This benefit reduced our effective tax rate for the three months ended March 31, 2017 by approximately 8.0%.
For the three months ended March 31, 2016, our benefit for income taxes was $83.4 million, representing an effective tax rate of 27.6%.  Our benefit for income taxes was reduced by an $18.7 million charge related to previously issued stock awards. The majority of the awards expired during the first quarter of 2016. The tax deductions associated with the remainder of the awards was less than the compensation cost recognized for financial reporting purposes. This charge impacted our effective tax rate for the three months ended March 31, 2016 by approximately 6.2%.
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

The tables below reconcile tangible capital to our U.S. GAAP balance sheet (in thousands):

	March 31, 2017
	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and other	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$4,080,381	$13,552	$38,516	$35,258	$93,720	$—	$4,261,427
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	705,313	—	—	—	—	—	705,313
Financial instruments owned	13,252,736	3,889	204,298	945,860	662,159	—	15,068,942
Investments in managed funds	170,762	—	327,767	—	—	—	498,529
Loans to and investments in associated companies	672,376	—	937,130	477,894	35,079	—	2,122,479
Securities borrowed	6,886,436	—	—	—	—	—	6,886,436
Securities purchased under agreements to resell	4,468,494	—	—	—	—	—	4,468,494
Receivables	4,172,357	181,626	1,111,483	46,207	41,994	—	5,553,667
Property, equipment and leasehold improvements, net	276,674	385,374	4,087	30,973	21,331	—	718,439
Intangible assets, net and goodwill	1,899,455	589,351	10,297	—	—	—	2,499,103
Deferred tax asset, net	213,918	—	—	—	1,146,861	—	1,360,779
Other assets	954,071	314,244	114,387	558,052	85,114	(189,479)	1,836,389
Total Assets	37,752,973	1,488,036	2,747,965	2,094,244	2,086,258	(189,479)	45,979,997

Liabilities
Long-term debt (1)	6,267,491	275,388	577,552	89,821	988,167	—	8,198,419
Other liabilities	25,963,484	237,368	342,101	36,028	332,756	(189,479)	26,722,258
Total liabilities	32,230,975	512,756	919,653	125,849	1,320,923	(189,479)	34,920,677

Redeemable noncontrolling interests	—	327,932	752	13,890	—	—	342,574
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	652	—	160,218	32,718	—	—	193,588
Total Leucadia National Corporation shareholders' equity	$5,521,346	$647,348	$1,667,342	$1,921,787	$640,335	$—	$10,398,158

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,521,346	$647,348	$1,667,342	$1,921,787	$640,335	$—	$10,398,158
Less: Intangible assets, net and goodwill	(1,899,455)	(589,351)	(10,297)	—	—	—	(2,499,103)
Tangible Capital	$3,621,891	$57,997	$1,657,045	$1,921,787	$640,335	$—	$7,899,055

(1) Long-term debt within Other financial services businesses and investments of $577.6 million at March 31, 2017, includes $387.8 million for 54 Madison Capital, LLC ("54 Madison"), $154.3 million for Foursight Capital and $35.4 million for Chrome Capital. Long-term debt within Other merchant banking businesses and investments of $89.8 million at March 31, 2017, includes $55.1 million for real estate associated with the Garcadia investment and $34.7 million for Vitesse.

	December 31, 2016
	Jefferies	National Beef	Other Financial Services Businesses and Investments (1)	Other Merchant Banking Businesses and Investments	Corporate and other	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$3,529,457	$37,702	$41,165	$45,151	$154,083	$—	$3,807,558
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	857,337	—	—	—	—	—	857,337
Financial instruments owned	13,809,512	1,906	188,976	761,249	524,643	—	15,286,286
Investments in managed funds	186,508	—	301,171	—	27,639	—	515,318
Loans to and investments in associated companies	653,872	—	985,780	451,117	34,329	—	2,125,098
Securities borrowed	7,743,562	—	—	—	—	—	7,743,562
Securities purchased under agreements to resell	3,862,488	—	—	—	—	—	3,862,488
Receivables	3,163,171	179,313	938,254	47,761	96,679	—	4,425,178
Property, equipment and leasehold improvements, net	265,553	385,599	4,551	31,351	22,188	—	709,242
Intangible assets, net and goodwill	1,903,335	599,794	10,549	—	—	—	2,513,678
Deferred tax asset, net	337,580	—	—	—	1,124,235	—	1,461,815
Assets held for sale	—	—	—	128,083	—	—	128,083
Other assets	679,721	294,003	117,274	563,905	63,442	(82,681)	1,635,664
Total Assets	36,992,096	1,498,317	2,587,720	2,028,617	2,047,238	(82,681)	45,071,307

Liabilities
Long-term debt (2)	5,483,331	276,341	545,528	87,352	987,891	—	7,380,443
Other liabilities	26,090,308	270,184	351,505	64,315	231,775	(82,681)	26,925,406
Total liabilities	31,573,639	546,525	897,033	151,667	1,219,666	(82,681)	34,305,849

Redeemable noncontrolling interests	—	321,962	551	14,296	—	—	336,809
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	651	—	141,847	33,051	—	—	175,549
Total Leucadia National Corporation shareholders' equity	$5,417,806	$629,830	$1,548,289	$1,829,603	$702,572	$—	$10,128,100

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,417,806	$629,830	$1,548,289	$1,829,603	$702,572	$—	$10,128,100
Less: Intangible assets, net and goodwill	(1,903,335)	(599,794)	(10,549)	—	—	—	(2,513,678)
Tangible Capital	$3,514,471	$30,036	$1,537,740	$1,829,603	$702,572	$—	$7,614,422

(1) Other financial services businesses and investments excludes $89.1 million at December 31, 2016 of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate and other.

(2) Long-term debt within Other financial services businesses and investments of $545.5 million at December 31, 2016, includes $406.0 million for 54 Madison, $97.1 million for Foursight Capital and $42.4 million for Chrome Capital. Long-term debt within Other merchant banking businesses and investments of $87.4 million at December 31, 2016, includes $55.7 million for real estate associated with the Garcadia investment and $31.7 million for Vitesse.

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	March 31, 2017	December 31, 2016
Jefferies	$3,621,891	$3,514,471

National Beef	57,997	30,036

Other Financial Services Businesses and Investments:
Leucadia Asset Management (1)	714,562	483,687
FXCM	319,507	500,758
HomeFed	301,373	269,421
Berkadia	199,575	184,443
Foursight Capital and Chrome Capital	94,472	100,516
Other	27,556	(1,085)
Total Other Financial Services Businesses and Investments	1,657,045	1,537,740

Other Merchant Banking Businesses and Investments:
HRG	900,312	725,096
Vitesse	314,383	309,837
JETX	117,393	159,182
Garcadia	207,331	206,760
Linkem	181,368	154,000
Golden Queen	77,559	78,474
Idaho Timber	77,724	76,551
Conwed	—	100,649
Other	45,717	19,054
Total Other Merchant Banking Businesses and Investments	1,921,787	1,829,603

Corporate and other assets, net of all Corporate liabilities including long-term debt	640,335	702,572

Total Tangible Capital (2)	$7,899,055	$7,614,422

(1) Leucadia Asset Management does not include $89.1 million at December 31, 2016 of liquid marketable securities that are available for sale immediately. These liquid marketable securities are included in Corporate and other assets, net of all Corporate liabilities including long-term debt.

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

•	Other Financial Services Businesses and Investments include:

◦	Leucadia Asset Management supports and develops focused alternative asset management businesses led by distinct management teams.

◦
Our investment in FXCM currently consists of a senior secured term loan due January 2018 ($123.0 million outstanding at March 31, 2017) and a 49.9% equity method interest in FXCM and up to 65% of all distributions. FXCM is a leading online provider of foreign exchange trading services.

◦
We own an approximate 70% equity method interest in HomeFed, which owns and develops residential and mixed-use real estate properties. HomeFed is a public company traded on the NASD OTC Bulletin Board.

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

◦
Vitesse is our 96% owned consolidated subsidiary that acquires and develops non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota and Montana, as well as the Denver-Julesburg Basin in Wyoming.

◦
JETX is our 98% owned consolidated subsidiary that engages in the exploration, development and production of oil and gas from onshore, unconventional resource areas. JETX currently has non-operated working interests and acreage in the Texas Gulf Coast region.

◦	Garcadia is an equity method joint venture that owns and operates 28 automobile dealerships in California, Texas, Iowa and Michigan. We own approximately 75% of Garcadia.

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 53% of Linkem’s common equity at March 31, 2017. Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

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

◦
Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products, including the following principal activities: remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge pine decking.

◦
In January 2017, we sold 100% of Conwed Plastics ("Conwed") to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments over five years of up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds.

•
Corporate and other assets, net of Corporate liabilities primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies deferred tax asset) and cash and cash equivalents, net of long-term debt, trade payables and accruals, as well as our outstanding mandatorily redeemable convertible preferred shares.

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

In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time.  These are classified as trading assets, available for sale securities, receivables and investments in managed funds.  Together these total $1,112.5 million at March 31, 2017, primarily comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate overhead expenses.

The parent company’s primary long-term cash requirement is to make principal payments on its long-term debt ($1.0 billion principal outstanding as of March 31, 2017), of which $750.0 million is due in 2023 and $250.0 million in 2043.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the costs thereof cannot be predicted.

In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE:SWM) for $295 million in cash plus potential earn-out payments over five years of up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds.
We received $42.7 million of principal and interest from FXCM during the three months ended March 31, 2017.

In the first quarter of 2017, we invested $124.6 million in a separate account managed by Folger Hill Asia.

In the first quarter of 2017, we participated in a preferred equity financing for Linkem. Existing shareholders, along with funds managed by BlackRock, invested €100 million in cash in exchange for shares of Linkem to fund future expansion plans, of which Leucadia's share was €30 million ($32 million). The financing was based on a pre-money valuation of €700 million (post-money valuation of €800 million) and our fully-diluted ownership post-transaction is 53%.

During the three months ended March 31, 2017, we bought 783,889 common shares of HomeFed for $31.3 million in a privately-negotiated transaction.

During the three months ended March 31, 2017, we paid a quarterly dividend of $0.0625 per share which aggregated $22.7 million.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At March 31, 2017, we had outstanding 359,815,689 common shares and 16,719,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 376,534,689 outstanding common shares if all awards become outstanding common shares). The 16,719,000 share-based awards include the target number of shares under the senior executive award plan, which is more fully discussed in Note 16.

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

These thresholds and calculations of the actual ratios and percentages are detailed below at March 31, 2017 (dollars in thousands):

Total Leucadia National Corporation shareholders' equity	$10,398,158
Less, investment in Jefferies	(5,521,346)
Equity excluding Jefferies	4,876,812
Less, our two largest investments:
National Beef	(647,348)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,753,864
Less, net deferred tax asset excluding Jefferies amount	(1,146,861)
Equity in a stressed scenario less net deferred tax asset	$2,607,003
Balance sheet amounts:
Available liquidity	$1,122,485
Parent company debt (see Note 14 to our consolidated financial statements)	$988,167
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.26	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.38	x
Liquidity reserve:
Minimum	$426,000
Actual	$1,122,485

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
Net cash of $193.0 million and $922.8 million was used for operating activities during three months ended March 31, 2017 and 2016, respectively.

•
Jefferies generated funds of $11.1 million during the three months ended March 31, 2017 and used funds of $1,229.8 million during the three months ended March 31, 2016.  Included in these amounts are distributions received from associated companies of $2.2 million during 2017.

•	National Beef used funds of $10.9 million during the three months ended March 31, 2017 and generated funds $15.7 million during the three months ended March 31, 2016.

•
Within our Other Financial Services Businesses and Investments, cash of $124.6 million and $44.6 million, respectively, was used during the three months ended March 31, 2017 and 2016 to make additional investments in the Leucadia Asset Management platform. Additionally, during the three months ended March 31, 2017 cash of $20.6 million was used to make additional investments in our trading portfolio. During the three months ended March 31, 2016, cash of $235.0 million was generated from our trading portfolio and $134.3 million from our investments in managed funds related to our Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $1.9 million during 2017 and $5.4 million during 2016. Cash used for operating activities also includes net cash used of $24.2 million during 2017 and $40.6 million during 2016 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•
Within our Other Merchant Banking Businesses and Investments, manufacturing generated funds of $4.9 million and $1.4 million during the three months ended March 31, 2017 and 2016, respectively. We received distributions from Garcadia, an associated company, of $9.5 million during 2017 and $8.5 million during 2016.

•	The change in operating cash flows also reflects greater interest payments during 2017 as compared to 2016.
Net cash of $124.8 million was provided by investing activities and $512.5 million was used for investing activities during three months ended March 31, 2017 and 2016, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies include $22.4 million during 2017 and $48.5 million during 2016. Jefferies made loans to and investments in associated companies of $1,134.7 million during 2017 and $141.7 million during 2016. Jefferies received capital distributions and loan repayments from its associated companies of $1,140.2 million during 2017 and $188.1 million during 2016.

•	Acquisitions of property, equipment and leasehold improvements, and other assets within National Beef include $11.8 million during 2017 and $8.7 million during 2016.

•
Within our Other Financial Services Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets were $0.7 million during 2017 and $17.1 million during 2016. Advances on notes, loans and other receivables during 2017 and 2016 primarily relate to real estate projects in 54 Madison. Collections on notes, loans and other receivables during 2017 include $39.5 million related to real estate projects in 54 Madison and $42.6 million related to FXCM. Collections on notes, loans and other receivables during 2016 primarily relate to FXCM. Loans to and investments in associated companies include $31.3 million in HomeFed during 2017, and $25.8 million and $107.7 million, respectively, in 54 Madison during 2017 and 2016, of which $14.4 million and $60.1 million, respectively, of that was contributed from noncontrolling interests.

•
Within our Other Merchant Banking Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas exploration and production businesses. They totaled $12.1 million during 2017 and $16.4 million during 2016. Proceeds from sale of subsidiary relates to the sale of Conwed. Loans to and investments in associated companies include $32.0 million and $33.3 million to Linkem during 2017 and 2016, respectively. We received capital distributions from Garcadia, of $3.1 million during 2017 and $5.8 million during 2016.

Net cash of $525.7 million and $411.0 million was provided by financing activities during three months ended March 31, 2017 and 2016, respectively.

•
Issuance of debt includes $792.4 million during 2017 and $65.7 million during 2016 related to Jefferies. Net change in bank overdrafts of $4.2 million in 2017 related to Jefferies. Net change in other secured financings includes payments of $161.5 million during 2017 and proceeds of $134.4 million during 2016 related to Jefferies.

•
Issuance of debt for National Beef includes $7.6 million during 2017 of borrowings under its bank credit facility. National Beef reflects repayment of debt of $8.8 million in 2017 and $18.1 million during 2016.

•
Within our Other Financial Services Businesses and Investments, borrowings include $77.4 million during 2017 and $195.5 million during 2016. Their repayment of debt includes $46.0 million during 2017 and $16.3 million during 2016. Net change in other secured financings includes payments of $28.0 million during 2017 and $14.6 million during 2016 related to our Other Financial Services Businesses and Investments. Contributions from noncontrolling interests include $18.6 million during 2017 and $94.6 million during 2016 related to 54 Madison.

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
At March 31, 2017, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 3% of total trading assets.

Securities financing assets and liabilities include both financing for financial instruments trading activity, matched book transactions and mortgage finance transactions.  Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions.

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Securities purchased under agreements to resell:
Period end	$4,468	$3,862
Month end average	$6,533	$5,265
Maximum month end	$7,723	$7,001

Securities sold under agreements to repurchase:
Period end	$7,315	$6,792
Month end average	$10,621	$11,410
Maximum month end	$12,822	$16,620

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
Contingency Funding Plan.  The Jefferies Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period.  This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following:

•	repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance;

•	maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral;

•	higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements;

•	liquidity outflows related to possible credit downgrade;

•	lower availability of secured funding;

•	client cash withdrawals;

•	the anticipated funding of outstanding investment and loan commitments; and

•	certain accrued expenses and other liabilities and fixed costs.
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

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios Jefferies determines, based on its calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and considers any adjustments that may be necessary to Jefferies inventory balances and cash holdings.  Jefferies has sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. Jefferies regularly refines its model to reflect changes in market or economic conditions and the firm’s business mix.
Sources of Liquidity
Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	March 31, 2017	Average Balance First Quarter 2017 (1)	December 31, 2016
Cash and cash equivalents:
Cash in banks	$984,033	$951,163	$905,391
Certificates of deposit	25,000	25,000	25,000
Money market investments	3,071,348	2,104,956	2,599,066
Total cash and cash equivalents	4,080,381	3,081,119	3,529,457

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,307,625	1,275,859	1,455,398
Other (3)	498,485	490,305	318,646
Total other sources	1,806,110	1,766,164	1,774,044

Total cash and cash equivalents and other liquidity sources	$5,886,491	$4,847,283	$5,303,501

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for approximately 70.5% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  In addition, as a matter of Jefferies policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, certain of Jefferies trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies long-term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	March 31, 2017		December 31, 2016
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,667,744	$276,436	$1,815,819	$280,733
Corporate debt securities	1,308,081	91,621	1,818,150	—
U.S. Government, agency and municipal securities	1,827,457	600,725	3,157,737	600,456
Other sovereign obligations	2,452,496	773,657	2,258,035	854,942
Agency mortgage-backed securities (1)	1,921,495	—	1,090,391	—
Loans and other receivables	171,354	—	274,842	—
	$9,348,627	$1,742,439	$10,414,974	$1,736,131

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 74.6% of Jefferies cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis and the tenor of Jefferies repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies is financing. Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.
Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of March 31, 2017, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, structured notes and a demand loan margin financing facility, totaled $422.9 million.  Interest under the bank lines is generally at a spread over the federal funds rate.  Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings outstanding for Jefferies were $448.1 million for the three months ended March 31, 2017.

Jefferies short-term borrowings include the following facilities:

•
Intraday Credit Facility. The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At March 31, 2017, Jefferies was in compliance with all debt covenants under the Intraday Credit Facility.

•
Secured Revolving Loan Facility. On October 29, 2015, Jefferies entered into a secured revolving loan facility (“First Secured Revolving Loan Facility”) whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million. On December 14, 2015, Jefferies entered into a second secured revolving loan facility ("Second Revolving Loan Facility") whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million. The First Secured Revolving Loan Facility was terminated with an effective date of December 6, 2016. The Second Secured Revolving Loan Facility was terminated with an effective date of January 24, 2017.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $560.0 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at March 31, 2017.  Of the $560.0 million aggregate notes, $267.9 million matures in May 2018, but is currently redeemable at the option of the noteholders and all bears interest at a spread over one month LIBOR.  The remaining $292.1 million matures in February 2018 and bears interest at a spread over one month LIBOR.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at March 31, 2017 is $6.3 billion.  Jefferies long-term debt has a weighted average maturity of approximately eight years.

Jefferies long-term debt ratings are as follows:

	Rating	Outlook

Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB-	Stable
Jefferies access to external financing to finance its day to day operations, as well as the cost of that financing, is dependent upon various factors, including its debt ratings.  Jefferies current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, capital structure, overall risk management, business diversification and market share and competitive position in the markets in which it operates.  Deteriorations in any of these factors could impact Jefferies credit ratings.  While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact on its business and trading results in future periods is inherently uncertain and depends on a number of factors, including the magnitude of the downgrade, the behavior of individual clients and future mitigating action taken by Jefferies.
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $55.7 million.  For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.

Net Capital

Jefferies operates broker-dealers registered with the SEC and member firms of Financial Industry Regulatory Authority (“FINRA”).  Jefferies LLC and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and have elected to calculate minimum capital requirements using the alternative method as permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually-registered U.S. broker-dealer and FCM, is subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC and Jefferies Execution’s net capital and excess net capital as of March 31, 2017 were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,359,023	$1,277,401
Jefferies Execution	9,158	8,908

Certain other U.S. and non-U.S. subsidiaries of Jefferies are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the U.K.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010.  The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants.  While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized.  Jefferies expects that these provisions will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Financial Services, Inc., which registered as swap dealer with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014.

The regulatory capital requirements referred to above may restrict Jefferies ability to withdraw capital from its regulated subsidiaries. Some of our other consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the parent company.

Cautionary Statement for Forward-Looking Information

This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our businesses and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•
the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the Securities and Exchange Commission on February 27, 2017;

•
the discussion and analysis of financial condition and result of operations contained in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein;

•	the notes to the consolidated financial statements in this report; and

•	cautionary statements we make in our public documents, reports and announcements.

Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by applicable law.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

The following includes “forward-looking statements” that involve risk and uncertainties. See "Cautionary Statement for Forward-Looking Information" above. Actual results could differ materially from those projected in the forward-looking statements.  The discussion of risk is presented separately for Jefferies and the balance of our company. Exclusive of Jefferies, our market risk arises principally from interest rate risk related to our financial instruments owned and equity price risk.  Information related thereto required under this Item is contained in Item 7A in our 2016 10-K, and is incorporated by reference herein.

As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $900.3 million at March 31, 2017.  Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $90.0 million.
Jefferies
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

Value-at-Risk
Within Jefferies, Value-at-Risk ("VaR") is used as a measurement of market risk using a model that simulates revenue and loss distributions on substantially all financial instruments by applying historical market changes to the current portfolio.  Using the results of this simulation, VaR measures the potential loss in value of our financial instruments due to adverse market movements over a specified time horizon at a given confidence level.  Jefferies calculates a one-day VaR using a one year look-back period measured at a 95% confidence level.
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

(In millions) Risk Categories	VaR at February 28, 2017	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended February 28, 2017			VaR at November 30, 2016	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended November 30, 2016
		Average	High	Low		Average	High	Low
Interest Rates	$5.63	$7.69	$9.59	$5.44	$5.82	$5.22	$6.99	$3.48
Equity Prices	6.22	7.27	9.42	5.32	6.71	5.75	8.90	3.89
Currency Rates	0.09	0.20	0.60	0.07	0.19	0.20	0.38	0.08
Commodity Prices	0.85	0.89	2.20	0.39	0.51	0.84	1.83	0.32
Diversification Effect (2)	(4.10)	(5.75)	N/A	N/A	(4.79)	(3.55)	N/A	N/A
Firmwide	$8.69	$10.30	$13.03	$8.27	$8.44	$8.46	$10.75	$6.56

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR increased to $10.30 million for the three months ended February 28, 2017 from $8.46 million for the three months ended November 30, 2016.  The increase was primarily driven by higher fixed income volatility, partially offset by an increase in the diversification effect.  Excluding the investment in KCG, average VaR increased to $8.26 million for the three months ended February 28, 2017 from $5.93 million for the three months ended November 30, 2016.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended February 28, 2017, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2017 (in thousands):

10% Sensitivity

Private investments	$14,301
Corporate debt securities in default	$8,890
Trade claims	$791

There were three days with trading losses out of a total of 60 trading days in the three months ended February 28, 2017. There were no additional days with trading losses associated with the daily marking to market of the investment in KCG.

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

•
Loans and lending arise in connection with Jefferies capital markets activities and represents the current exposure, amount at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that were outstanding.  In addition, credit exposures on forward settling traded loans are included within Jefferies loans and lending exposures for consistency with the Statement of Financial Condition categorization of these items.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
AAA Range	$—	$—	$—	$—	$—	$—	$—	$—	$3,073.3	$2,601.8	$3,073.3	$2,601.8
AA Range	44.0	44.0	101.4	87.3	2.4	2.1	147.8	133.4	64.1	37.0	211.9	170.4
A Range	5.8	4.2	529.2	539.2	45.8	214.7	580.8	758.1	837.4	814.1	1,418.2	1,572.2
BBB Range	2.3	4.9	215.5	117.3	10.0	9.4	227.8	131.6	51.0	51.2	278.8	182.8
BB or Lower	102.8	100.1	6.4	6.2	25.9	23.8	135.1	130.1	50.1	25.1	185.2	155.2
Unrated	119.7	93.5	—	—	—	—	119.7	93.5	4.5	0.3	124.2	93.8
Total	$274.6	$246.7	$852.5	$750.0	$84.1	$250.0	$1,211.2	$1,246.7	$4,080.4	$3,529.5	$5,291.6	$4,776.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Asia/Latin America/Other	$5.0	$4.9	$19.2	$16.3	$22.8	$32.7	$47.0	$53.9	$183.0	$165.8	$230.0	$219.7
Europe	0.7	—	305.6	234.4	16.5	20.9	322.8	255.3	321.8	248.0	644.6	503.3
North America	268.9	241.8	527.7	499.3	44.8	196.4	841.4	937.5	3,575.6	3,115.7	4,417.0	4,053.2
Total	$274.6	$246.7	$852.5	$750.0	$84.1	$250.0	$1,211.2	$1,246.7	$4,080.4	$3,529.5	$5,291.6	$4,776.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Asset Managers	$—	$—	$27.0	$39.7	$—	$10.9	$27.0	$50.6	$3,071.7	$2,599.5	$3,098.7	$2,650.1
Banks, Broker-dealers	1.1	0.2	530.1	435.9	40.8	170.4	572.0	606.5	1,008.7	930.0	1,580.7	1,536.5
Commodities	—	—	—	—	4.0	3.3	4.0	3.3	—	—	4.0	3.3
Corporates	196.4	204.4	—	—	16.5	18.4	212.9	222.8	—	—	212.9	222.8
Other	77.1	42.1	295.4	274.4	22.8	47.0	395.3	363.5	—	—	395.3	363.5
Total	$274.6	$246.7	$852.5	$750.0	$84.1	$250.0	$1,211.2	$1,246.7	$4,080.4	$3,529.5	$5,291.6	$4,776.2

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

The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$310.3	$(187.9)	$111.1	$—	$97.8	$0.6	$152.7	$331.9	$484.6
Italy	1,247.0	(1,245.5)	422.5	—	—	0.1	—	424.1	424.1
United Kingdom	344.3	(161.2)	(42.8)	0.7	101.7	9.6	139.8	252.3	392.1
Spain	389.6	(318.5)	—	—	0.1	0.2	54.0	71.4	125.4
Finland	116.8	(7.3)	—	—	—	—	3.1	109.5	112.6
Netherlands	361.3	(333.1)	13.8	—	54.5	1.9	—	98.4	98.4
Hong Kong	29.8	(13.4)	—	—	0.4	—	79.6	16.8	96.4
Puerto Rico	64.0	—	—	—	—	—	—	64.0	64.0
India	19.7	(4.6)	(1.3)	—	—	—	42.7	13.8	56.5
Australia	30.4	(10.2)	(0.2)	5.0	17.5	0.3	4.5	42.8	47.3
Total	$2,913.2	$(2,281.7)	$503.1	$5.7	$272.0	$12.7	$476.4	$1,425.0	$1,901.4

	December 31, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$318.9	$(166.4)	$815.3	$—	$86.9	$0.3	$111.9	$1,055.0	$1,166.9
Italy	1,069.8	(844.2)	69.8	—	—	0.2	—	295.6	295.6
France	356.2	(538.4)	419.5	—	24.8	3.4	—	265.5	265.5
United Kingdom	290.1	(136.4)	(12.7)	—	61.0	13.4	37.7	215.4	253.1
Spain	210.4	(151.7)	—	—	—	0.3	50.2	59.0	109.2
Hong Kong	34.0	(30.2)	1.3	—	0.5	—	79.1	5.6	84.7
Switzerland	80.7	(33.6)	12.1	—	11.4	2.2	4.1	72.8	76.9
Ireland	124.4	(61.2)	4.4	—	0.6	—	—	68.2	68.2
Singapore	36.2	(9.6)	3.9	—	—	—	16.1	30.5	46.6
Qatar	15.2	(0.7)	—	—	—	27.1	—	41.6	41.6
Total	$2,535.9	$(1,972.4)	$1,313.6	$—	$185.2	$46.9	$299.1	$2,109.2	$2,408.3

In addition, Jefferies' issuer and counterparty risk exposure to Puerto Rico was $64.0 million, as reflected in our Consolidated Statement of Financial Condition at March 31, 2017, which is in connection with its municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $74.8 billion in debt on a voluntary basis. At March 31, 2017, Jefferies had no material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2017.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 20, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended March 31, 2017:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	120,613	$23.25	—	16,161,588
February 1, 2017 to February 28, 2017	13,538	$23.69	—	16,161,588
March 1, 2017 to March 31, 2017	12,938	$25.51	—	16,161,588
Total	147,089		—

(1)
Includes an aggregate 147,089 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: May 3, 2017	By:	/s/ John M. Dalton
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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.