Form 10-Q
period 2017-06-30
LEUCADIA NATIONAL CORP
filed 2017-08-02
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock at July 26, 2017 was 358,635,534.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2017 and December 31, 2016
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$4,661,937	$3,807,558
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	919,011	857,337
Financial instruments owned, including securities pledged of $10,705,731 and $9,706,881:
Trading assets, at fair value	15,249,061	14,985,237
Available for sale securities	336,055	301,049
Total financial instruments owned	15,585,116	15,286,286
Investments in managed funds	503,294	515,318
Loans to and investments in associated companies	2,239,423	2,125,098
Securities borrowed	7,900,395	7,743,562
Securities purchased under agreements to resell	4,345,461	3,862,488
Receivables	5,874,580	4,425,178
Property, equipment and leasehold improvements, net	728,409	709,242
Intangible assets, net and goodwill	2,488,543	2,513,678
Deferred tax asset, net	1,322,443	1,461,815
Assets held for sale	—	128,083
Other assets	1,807,490	1,635,664
Total assets (1)	$48,376,102	$45,071,307

LIABILITIES
Short-term borrowings	$439,140	$525,842
Trading liabilities, at fair value	9,122,566	8,388,619
Securities loaned	3,446,853	2,819,132
Securities sold under agreements to repurchase	8,621,427	6,791,676
Other secured financings	763,043	1,026,429
Payables, expense accruals and other liabilities	6,785,079	7,373,708
Long-term debt	8,084,886	7,380,443
Total liabilities (1)	37,262,994	34,305,849

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	307,943	336,809
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 358,644,711 and 359,425,061 shares issued and outstanding, after deducting 57,748,307 and 56,947,654 shares held in treasury	358,645	359,425
Additional paid-in capital	4,843,966	4,812,587
Accumulated other comprehensive income	350,442	310,697
Retained earnings	4,938,254	4,645,391
Total Leucadia National Corporation shareholders’ equity	10,491,307	10,128,100
Noncontrolling interests	188,858	175,549
Total equity	10,680,165	10,303,649

Total	$48,376,102	$45,071,307

(1) Total assets include assets related to variable interest entities of $854.5 million and $815.8 million at June 30, 2017 and December 31, 2016, respectively, and Total liabilities include liabilities related to variable interest entities of $966.0 million and $1,284.7 million at June 30, 2017 and December 31, 2016, respectively. See Note 8 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2017 and 2016
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2017	2016	2017	2016
Revenues:
Beef processing services	$1,874,495	$1,797,380	$3,433,518	$3,428,751
Commissions	152,643	146,157	298,465	301,981
Principal transactions	226,035	262,347	642,536	159,864
Investment banking	351,863	253,046	759,884	483,976
Interest income	249,598	231,593	473,228	463,609
Net realized securities gains	1,111	7,414	1,571	8,142
Other	133,970	143,379	460,882	202,302
Total revenues	2,989,715	2,841,316	6,070,084	5,048,625
Interest expense of Jefferies	257,335	215,958	469,722	408,161
Net revenues	2,732,380	2,625,358	5,600,362	4,640,464

Expenses:
Cost of sales	1,820,551	1,776,370	3,353,645	3,424,422
Compensation and benefits	491,573	458,091	995,756	847,498
Floor brokerage and clearing fees	44,435	43,591	90,293	84,070
Interest	27,834	22,706	55,218	45,024
Depreciation and amortization	50,717	50,769	100,227	100,379
Selling, general and other expenses	186,692	186,259	367,974	373,514
	2,621,802	2,537,786	4,963,113	4,874,907

Income (loss) before income taxes and income (loss) related to associated companies	110,578	87,572	637,249	(234,443)
Income (loss) related to associated companies	14,104	51,890	(114,470)	71,942
Income (loss) before income taxes	124,682	139,462	522,779	(162,501)
Income tax provision (benefit)	50,620	68,850	154,794	(14,511)
Net income (loss)	74,062	70,612	367,985	(147,990)
Net loss attributable to the noncontrolling interests	1,446	760	1,969	1,812
Net income attributable to the redeemable noncontrolling interests	(16,300)	(13,068)	(28,322)	(17,382)
Preferred stock dividends	(1,015)	(1,015)	(2,031)	(2,031)

Net income (loss) attributable to Leucadia National Corporation common shareholders	$58,193	$57,289	$339,601	$(165,591)

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$0.16	$0.15	$0.92	$(0.44)

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$0.16	$0.15	$0.91	$(0.44)

Dividends per common share	$0.0625	$0.0625	$0.1250	$0.1250

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended June 30, 2017 and 2016
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2017	2016	2017	2016

Net income (loss)	$74,062	$70,612	$367,985	$(147,990)
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(203), $(776), $5,704 and $(1,298)	(346)	(1,298)	9,797	(2,238)
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $282, $(8), $271 and $6	(485)	17	(467)	(9)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(485), $(768), $5,433 and $(1,304)	(831)	(1,281)	9,330	(2,247)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(10,066), $(1,910), $(8,555) and $1,326	37,893	22,185	37,875	(21,736)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $1,097 and $0	—	—	5,290	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(10,066), $(1,910), $(9,652) and $1,326	37,893	22,185	43,165	(21,736)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(1,074), $(1,450), $(7,419) and $(1,450)	(2,683)	(2,003)	(12,378)	(2,305)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(1,074), $(1,450), $(7,419) and $(1,450)	(2,683)	(2,003)	(12,378)	(2,305)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(199), $(173), $(1,634) and $(351)	426	367	(372)	767
Net change in pension liability, net of income tax provision (benefit) of $199, $173, $1,634 and $351	426	367	(372)	767

Other comprehensive income (loss), net of income taxes	34,805	19,268	39,745	(25,521)

Comprehensive income (loss)	108,867	89,880	407,730	(173,511)
Comprehensive loss attributable to the noncontrolling interests	1,446	760	1,969	1,812
Comprehensive (income) attributable to the redeemable noncontrolling interests	(16,300)	(13,068)	(28,322)	(17,382)
Preferred stock dividends	(1,015)	(1,015)	(2,031)	(2,031)

Comprehensive income (loss) attributable to Leucadia National Corporation common shareholders	$92,998	$76,557	$379,346	$(191,112)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2017 and 2016
(In thousands)
(Unaudited)

	2017	2016
Net cash flows from operating activities:
Net income (loss)	$367,985	$(147,990)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Deferred income tax provision (benefit)	131,957	(17,192)
Depreciation and amortization of property, equipment and leasehold improvements	69,825	70,770
Other amortization	7,986	7,562
Share-based compensation	20,375	16,055
Provision for doubtful accounts	21,024	16,598
Net securities gains	(1,571)	(8,142)
(Income) loss related to associated companies	59,975	(40,690)
Distributions from associated companies	34,463	71,858
Net (gains) losses related to property and equipment, and other assets	(833)	11,566
Gain on sale of subsidiary	(178,236)	—
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(61,097)	(85,446)
Trading assets	(294,338)	1,639,682
Investments in managed funds	13,755	77,405
Securities borrowed	(143,554)	(604,046)
Securities purchased under agreements to resell	(452,154)	607,560
Receivables from brokers, dealers and clearing organizations	(969,962)	(310,748)
Receivables from customers of securities operations	(379,669)	86,026
Other receivables	(204,375)	(156,998)
Other assets	(193,880)	(383,319)
Trading liabilities	687,415	1,214,045
Securities loaned	616,701	(28,625)
Securities sold under agreements to repurchase	1,818,042	(1,548,353)
Payables to brokers, dealers and clearing organizations	(969,230)	(239,760)
Payables to customers of securities operations	300,774	(367,505)
Trade payables, expense accruals and other liabilities	85,517	76,697
Other	22,156	16,853
Net cash provided by (used for) operating activities	409,051	(26,137)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(87,552)	(159,866)
Proceeds from disposals of property and equipment, and other assets	22,792	24,644
Proceeds from sale of subsidiary, net of expenses and cash of operations sold	289,767	—
Acquisitions, net of cash acquired	—	(9,673)
Advances on notes, loans and other receivables	(34,377)	(190,019)
Collections on notes, loans and other receivables	169,570	20,274
Loans to and investments in associated companies	(2,756,274)	(329,840)
Capital distributions and loan repayments from associated companies	2,595,676	321,953
Purchases of investments (other than short-term)	(522,310)	(387,651)
Proceeds from maturities of investments	112,455	59,493
Proceeds from sales of investments	409,881	174,405
Other	1,250	(3,247)
Net cash provided by (used for) investing activities	200,878	(479,527)
(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the six months ended June 30, 2017 and 2016
(In thousands)
(Unaudited)

	2017	2016
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,096,817	$413,645
Net change in short-term borrowings	(85,158)	86,547
Repayment of debt	(424,455)	(635,176)
Net change in other secured financings	(264,016)	64,493
Net change in bank overdrafts	(1,544)	(54,508)
Issuance of common shares	1,084	734
Net distributions to redeemable noncontrolling interests	(17,247)	(6,859)
Distributions to noncontrolling interests	(9,347)	(834)
Contributions from noncontrolling interests	24,669	115,801
Purchase of common shares for treasury	(32,126)	(34,357)
Dividends paid	(45,409)	(45,899)
Other	—	278
Net cash provided by (used for) financing activities	243,268	(96,135)

Effect of foreign exchange rate changes on cash	4,318	(5,913)

Change in cash classified as assets held for sale	(3,136)	—

Net increase (decrease) in cash and cash equivalents	854,379	(607,712)

Cash and cash equivalents at January 1,	3,807,558	3,638,648

Cash and cash equivalents at June 30,	$4,661,937	$3,030,936

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six months ended June 30, 2017 and 2016
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2016	$362,617	$4,986,819	$438,793	$4,612,982	$10,401,211	$64,679	$10,465,890
Net loss				(165,591)	(165,591)	(1,812)	(167,403)
Other comprehensive loss, net of taxes			(25,521)		(25,521)		(25,521)
Contributions from noncontrolling interests					—	116,180	116,180
Distributions to noncontrolling interests					—	(834)	(834)
Deconsolidation of asset management entities					—	(385)	(385)
Change in interest in consolidated subsidiary		(369)			(369)	369	—
Share-based compensation expense		16,055			16,055		16,055
Change in fair value of redeemable noncontrolling interests		(31,631)			(31,631)		(31,631)
Purchase of common shares for treasury	(3,565)	(55,662)			(59,227)		(59,227)
Dividends ($.125 per common share)				(47,130)	(47,130)		(47,130)
Other	1,353	(2,632)			(1,279)	(157)	(1,436)

Balance, June 30, 2016	$360,405	$4,912,580	$413,272	$4,400,261	$10,086,518	$178,040	$10,264,558

Balance, January 1, 2017	$359,425	$4,812,587	$310,697	$4,645,391	$10,128,100	$175,549	$10,303,649
Net income				339,601	339,601	(1,969)	337,632
Other comprehensive income, net of taxes			39,745		39,745		39,745
Contributions from noncontrolling interests					—	24,669	24,669
Distributions to noncontrolling interests					—	(9,347)	(9,347)
Change in interest in consolidated subsidiary		44			44	(44)	—
Share-based compensation expense		20,375			20,375		20,375
Change in fair value of redeemable noncontrolling interests		39,965			39,965		39,965
Exercise of options to purchase common shares	20	442			462		462
Purchase of common shares for treasury	(1,359)	(32,713)			(34,072)		(34,072)
Dividends ($.125 per common share)				(46,738)	(46,738)		(46,738)
Other	559	3,266			3,825		3,825

Balance, June 30, 2017	$358,645	$4,843,966	$350,442	$4,938,254	$10,491,307	$188,858	$10,680,165

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

Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking, investment sales and servicing), FXCM (provider of online foreign exchange trading services), HomeFed (publicly traded real estate company) and Foursight Capital (vehicle finance).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group (insurance and consumer products), Vitesse Energy and JETX Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Idaho Timber (manufacturing company), and Golden Queen (gold and silver mining). The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities, or in other ways, depending on the structure of our specific holdings.

Jefferies is a global full-service, integrated securities and investment banking firm.  In March 2013, Jefferies became an indirect wholly-owned subsidiary of Leucadia, yet retains a separate credit rating and continues to be a separate SEC reporting company.  Through Jefferies, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), our joint venture with Barings, LLC and Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans.  Through Jefferies, we also own a 48.5% voting interest in Jefferies LoanCore, LLC ("Jefferies LoanCore"), a joint venture with the Government of Singapore Investment Corporation, the Canadian Pension Plan Investment Board and LoanCore, LLC.  Jefferies LoanCore originates, purchases and securitizes commercial real estate loans throughout the U.S.

Jefferies has a November 30 year-end, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of June 2017 for the purpose of evaluating whether financial statement disclosure or adjustments are required in this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

Berkadia Commercial Mortgage LLC ("Berkadia"), our 50-50 equity method joint venture with Berkshire Hathaway Inc., is a U.S. commercial real estate finance company providing capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial properties.

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

Our investment in FXCM Group, LLC ("FXCM") and associated companies consists of a senior secured term loan due January 2018 ($122.1 million outstanding at June 30, 2017), a 49.9% common membership interest in FXCM and up to 65% of all distributions. FXCM's six-member board is comprised of three directors appointed by Leucadia and three directors appointed by Global Brokerage Holdings, LLC ("Global Brokerage Holdings" and formerly FXCM Holdings, LLC). See Notes 3 and 9 to our consolidated financial statements for additional information.

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

We own approximately 23% of HRG Group, Inc. ("HRG"), a publicly traded company (NYSE: HRG), and we reflect this investment at fair value based on quoted market prices. HRG primarily owns approximately 58% of Spectrum Brands, a publicly traded (NYSE: SPB) global consumer products company; an approximately 80% ownership stake in Fidelity & Guaranty Life ("FGL"), a publicly traded (NYSE: FGL) life insurance and annuity products company; and Front Street, a long-term reinsurance company. On May 24, 2017, FGL and CF Corporation entered into a definitive agreement and plan of merger pursuant to which CF Corporation will acquire FGL for $31.10 per share in cash. The transaction is expected to close in the fourth quarter of 2017.

We own 78.9% of National Beef Packing Company.  National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets.  National Beef operates two beef processing facilities, three further processing facilities and a wet blue tanning facility, all located in the U.S. National Beef operates one of the largest wet blue tanning facilities in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products directly to customers through the internet, direct mail and direct response television.  National Beef also owns a refrigerated and livestock transportation and logistics company that provides transportation services for National Beef and third parties.

Garcadia is an equity method joint venture that owns and operates 28 automobile dealerships in California, Texas, Iowa and Michigan. We own approximately 75% of Garcadia.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 53% of Linkem's common equity at June 30, 2017.  Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band.  Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

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

Golden Queen Mining Company, LLC ("Golden Queen") owns the Soledad Mountain project, an open pit, heap leach gold and silver mining project in Kern County, California, which commenced gold and silver production in March 2016.  We and the Clay family have formed and made contributions to a limited liability company, controlled by us, through which we invested in Golden Queen for the development and operation of the project. Our effective ownership of Golden Queen is approximately 35% which is accounted for under the equity method.

Conwed Plastics ("Conwed") was our consolidated subsidiary that manufactured and marketed lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments over five years of up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. We recognized a $178.2 million pre-tax gain (including working capital adjustments) on the sale of Conwed in Other revenues during the six months ended June 30, 2017.

Note 2.  Basis of Presentation and Significant Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in our Annual Report on Form 10-K.  These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented.  Results of operations for interim periods are not necessarily indicative of annual results of operations. For a detailed discussion about the Company’s significant accounting policies, see Note 2, Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2016. Other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy updates are attributable to the implementation of hedge accounting in connection with an interest rate swap entered into during the six months ended June 30, 2017 and the adoption of the Financial Accounting Standards Board (“FASB”) guidance on improvements to employee share-based payment accounting.

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

Principal Transactions Revenues

Trading assets and trading liabilities (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transaction revenues in our Consolidated Statements of Operations, except for derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 4). Fees received on loans carried at fair value are also recorded within Principal transaction revenues.

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

Receivables

At June 30, 2017 and December 31, 2016, Receivables include receivables from brokers, dealers and clearing organizations of $3,041.4 million and $2,062.9 million, respectively, and receivables from customers of securities operations of $1,215.4 million and $843.1 million, respectively.
Payables, expense accruals and other liabilities
At June 30, 2017 and December 31, 2016, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,332.4 million and $3,290.4 million, respectively, and payables to customers of securities operations of $2,598.1 million and $2,297.3 million, respectively.
Supplemental Cash Flow Information

	For the Six Months Ended June 30,

	2017	2016
Cash paid during the year for:	(In thousands)
Interest	$535,959	$465,861
Income tax payments (refunds), net	$9,977	$(14,653)
During the six months ended June 30, 2017 and 2016, we had $1.9 million and $24.9 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to quarter end.

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

Compensation. In May 2017, the FASB issued new guidance providing clarity and reducing diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. The guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Accounting Developments - Adopted Accounting Standards

Share-Based Payments to Employees. In January 2017, we adopted the FASB's new guidance that simplifies and improves accounting for share-based payments. The amendments include the recognition of all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations and changes to the timing of recognition of excess tax benefits, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The adoption of this guidance did not have a significant impact on our consolidated financial statements. We elected to account for forfeitures as they occur, which results in dividends and dividend equivalents originally charged against retained earnings for forfeited shares to be reclassified to compensation expense in the period in which the forfeiture occurs.

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities, short-term borrowings and long-term debt that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") (within trading assets) of $23.7 million and $24.3 million, respectively, by level within the fair value hierarchy at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,932,334	$190,371	$20,548	$—	$3,143,253
Corporate debt securities	—	2,922,772	24,727	—	2,947,499
Collateralized debt obligations and collateralized loan obligations	—	23,519	48,208	—	71,727
U.S. government and federal agency securities	1,531,038	90,785	—	—	1,621,823
Municipal securities	—	600,039	—	—	600,039
Sovereign obligations	1,326,731	1,055,853	—	—	2,382,584
Residential mortgage-backed securities	—	1,419,269	33,032	—	1,452,301
Commercial mortgage-backed securities	—	433,958	16,263	—	450,221
Other asset-backed securities	—	141,908	43,349	—	185,257
Loans and other receivables	1,677	1,681,753	49,365	—	1,732,795
Derivatives	45,986	3,013,731	6,860	(2,873,083)	193,494
Investments at fair value	—	—	315,297	—	315,297
FXCM term loan	—	—	129,050	—	129,050
Total trading assets, excluding investments at fair value based on NAV	$5,837,766	$11,573,958	$686,699	$(2,873,083)	$15,225,340

Available for sale securities:
Corporate equity securities	$94,260	$—	$—	$—	$94,260
U.S. government securities	169,316	—	—	—	169,316
Residential mortgage-backed securities	—	32,825	—	—	32,825
Commercial mortgage-backed securities	—	8,947	—	—	8,947
Other asset-backed securities	—	30,707	—	—	30,707
Total available for sale securities	$263,576	$72,479	$—	$—	$336,055

Liabilities:
Trading liabilities:
Corporate equity securities	$1,492,792	$29,538	$354	$—	$1,522,684
Corporate debt securities	—	1,786,165	522	—	1,786,687
U.S. government and federal agency securities	1,354,488	—	—	—	1,354,488
Sovereign obligations	1,502,643	1,194,090	—	—	2,696,733
Residential mortgage-backed securities	—	1,078	—	—	1,078
Commercial mortgage-backed securities	—	—	70	—	70
Loans	—	1,291,694	4,967	—	1,296,661
Derivatives	48,431	3,266,417	9,882	(2,860,565)	464,165
Total trading liabilities	$4,398,354	$7,568,982	$15,795	$(2,860,565)	$9,122,566
Short-term borrowings	$—	$28,044	$—	$—	$28,044
Long-term debt - structured notes	$—	$392,807	$—	$—	$392,807

	December 31, 2016
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,522,977	$92,839	$21,739	$—	$2,637,555
Corporate debt securities	—	2,675,020	25,005	—	2,700,025
Collateralized debt obligations and collateralized loan obligations	—	54,306	54,354	—	108,660
U.S. government and federal agency securities	2,389,397	56,726	—	—	2,446,123
Municipal securities	—	708,469	27,257	—	735,726
Sovereign obligations	1,432,556	990,492	—	—	2,423,048
Residential mortgage-backed securities	—	960,494	38,772	—	999,266
Commercial mortgage-backed securities	—	296,405	20,580	—	316,985
Other asset-backed securities	—	63,587	40,911	—	104,498
Loans and other receivables	—	1,557,233	81,872	—	1,639,105
Derivatives	3,825	4,616,822	6,429	(4,255,998)	371,078
Investments at fair value	—	—	314,359	—	314,359
FXCM term loan	—	—	164,500	—	164,500
Total trading assets, excluding investments at fair value based on NAV	$6,348,755	$12,072,393	$795,778	$(4,255,998)	$14,960,928

Available for sale securities:
Corporate equity securities	$79,425	$—	$—	$—	$79,425
Corporate debt securities	—	179	—	—	179
U.S. government securities	174,933	—	—	—	174,933
Residential mortgage-backed securities	—	19,133	—	—	19,133
Commercial mortgage-backed securities	—	8,337	—	—	8,337
Other asset-backed securities	—	19,042	—	—	19,042
Total available for sale securities	$254,358	$46,691	$—	$—	$301,049

Liabilities:
Trading liabilities:
Corporate equity securities	$1,593,548	$16,806	$313	$—	$1,610,667
Corporate debt securities	—	1,718,424	523	—	1,718,947
U.S. government and federal agency securities	976,497	—	—	—	976,497
Sovereign obligations	1,375,590	1,253,754	—	—	2,629,344
Loans	—	801,977	378	—	802,355
Derivatives	2,566	4,867,586	9,870	(4,229,213)	650,809
Total trading liabilities	$3,948,201	$8,658,547	$11,084	$(4,229,213)	$8,388,619
Other secured financings	$—	$41,350	$418	$—	$41,768
Long-term debt - structured notes	$—	$248,856	$—	$—	$248,856

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

Collateralized Debt Obligations and Collateralized Loan Obligations

Collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) are measured based on prices observed for recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs.  Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria including, but not limited to, collateral type, tranche type, rating, origination year, prepayment rates, default rates, and loss severity.

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

Investment in FXCM

FXCM is an online provider of foreign exchange trading services.  In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017 (the term of which was subsequently extended by one year to January 2018), with rights to a variable proportion of certain future distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  During the six months ended June 30, 2017, interest accrued at 20.5% per annum. During the six months ended June 30, 2017, we received $50.8 million of principal and interest from FXCM and $122.1 million of principal remained outstanding under the term loan as of June 30, 2017.

Through September 1, 2016, the total amount of our investment in FXCM was reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, were included within Principal transactions in the Consolidated Statements of Operations.  We recorded in Principal transactions an aggregate of $4.4 million and $15.3 million of gains during the three and six months ended June 30, 2017, respectively, from our term loan and unrealized mark downs of $(47.9) million and $(101.1) million during the three and six months ended June 30, 2016, respectively, from our term loan and related rights.

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

During February 2017, Global Brokerage Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the National Futures Association ("NFA") and the Commodity Futures Trading Commission ("CFTC") against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. The NFA settlement has no monetary fine and the CFTC settlement has a $7 million fine. As part of the settlements, FXCM U.S. withdrew from business and agreed to sell FXCM U.S.'s customer accounts to Gain Capital Holdings, Inc. FXCM U.S. generated approximately 20% of FXCM's revenue, but was not profitable. FXCM also announced the implementation of a restructuring plan that included the termination of approximately 170 employees, which represented approximately 22% of its global workforce. The proceeds from the sale of the U.S. accounts, net of closure and severance costs, as well as regulatory capital released after a sale, has been used to pay down the Leucadia term loan. As part of the settlement, Leucadia, Global Brokerage Holdings and FXCM have amended the management and incentive compensation agreements, giving any three directors of the FXCM board the right to terminate management and any unvested incentive compensation at any time.

We do not hold any equity interest in Global Brokerage, a publicly traded company and an issuer of senior convertible notes. Global Brokerage holds an economic interest of 74.5% in Global Brokerage Holdings, which in turn holds 50.1% of FXCM. As more fully described above, we own the remaining 49.9% of FXCM, and our senior secured term loan is also with FXCM, which is a holding company for all of FXCM's affiliated operating subsidiaries. Net profits and proceeds generated by these subsidiaries, and from the sales of these subsidiaries, flow first to FXCM, where they are applied to the outstanding balance of our term loan and then, in accordance with the agreement described above, to us and Global Brokerage Holdings. A portion of the profits and proceeds that flow to Global Brokerage Holdings then flow to Global Brokerage, in accordance with its economic interest.

Through the amendments on September 1, 2016, our derivative rights were exchanged for a 49.9% common membership interest in FXCM and up to 65% of all distributions. We gained the ability to significantly influence FXCM through our common membership interest and our seats on the board of directors. As a result, we classify our equity investment in FXCM in our June 30, 2017 Consolidated Statement of Financial Condition as Loans to and investments in associated companies. We account for our equity interest on a one month lag. As the amendments only extended the maturity of the term loan, we continue to use the fair value option and classify our term loan within Trading assets, at fair value.

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

Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($129.1 million) and the investment in associated company ($174.3 million), which totaled $303.4 million at June 30, 2017.

We engaged an independent valuation firm to assist management in estimating the fair value of our loan to FXCM.  Our estimate of fair value was determined using valuation models with inputs including management’s assumptions concerning the amount and timing of expected cash flows, the loan’s implied credit rating and effective yield.  Because of these inputs and the degree of judgment involved, we have categorized our term loan in Level 3.

Nonrecurring Fair Value Measurements
As described further in Note 9, in the first quarter of 2017 we engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in FXCM. Our first quarter estimate of fair value was based on a discounted cash flow and comparable public company analysis and is categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future FXCM cash flows and a discount rate of approximately 15%. The comparable public company model used market data for comparable companies including a price to EBITDA multiple of 5.4 and a price to revenue multiple of 1.5. The estimated fair value of our equity investment in FXCM was $186.7 million, which was $130.2 million lower than the carrying value at the end of the first quarter 2017. As a result, an impairment charge of $130.2 million was recorded in the first quarter of 2017.

Investments at Fair Value Based on NAV and Investments in Managed Funds

Investments at fair value based on NAV and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds and other funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy.

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
June 30, 2017
Equity Long/Short Hedge Funds (2)	$368,742	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	420	—	—
Fund of Funds (4)	183	—	—
Equity Funds (5)	32,878	20,040	—
Multi-asset Funds (6)	124,792	—	—
Total	$527,015	$20,040

December 31, 2016
Equity Long/Short Hedge Funds (2)	$363,256	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	772	—	—
Fund of Funds (4)	230	—	—
Equity Funds (5)	42,179	20,295	—
Multi-asset Funds (6)	133,190	—	—
Total	$539,627	$20,295

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors.  At June 30, 2017 and December 31, 2016, the majority of these investments are redeemable with 10 business days or less prior written notice.

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

(5)
At June 30, 2017 and December 31, 2016, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries.  These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to liquidate in one to six years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multiple classes of securities in domestic and international markets in both the public and private sectors. At June 30, 2017 and December 31, 2016, investments representing approximately 17% and 12%, respectively, of the fair value of investments in this category are redeemable with 30 to 90 days prior written notice.

Other Secured Financings

Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy.  Fair value is based on recent transaction prices for similar assets.

Short-term Borrowings/Long-term Debt - Structured Notes

Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized as Level 2 within the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate and fixed to floating rate structured notes that contain various interest rate payment terms and are generally measured using valuation models for the derivative and debt portions of the notes. These models incorporate market price quotations from external pricing sources referencing the appropriate interest rate curves and are generally categorized within Level 2 of the fair value hierarchy. The impact of Jefferies credit spreads is also included based on observed secondary bond market spreads and asset-swap spreads.

Transfers Between Levels 1 and 2 for Instruments Carried at Fair Value

There were no material transfers between Level 1 and Level 2 for the three and six months ended June 30, 2017 and 2016.

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended June 30, 2017 (in thousands):

Three months ended June 30, 2017
	Balance, March 31, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at June 30, 2017	Changes in unrealized gains/ losses relating to instruments still held at June 30, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$20,580	$(1,198)	$490	$(1,263)	$(281)	$—	$2,220	$20,548	$(1,428)
Corporate debt securities	33,467	(1,420)	8,789	(9,181)	(6,986)	—	58	24,727	(1,983)
CDOs and CLOs	45,354	(1,668)	16,334	(19,103)	—	—	7,291	48,208	(745)
Municipal securities	26,554	(70)	—	(26,484)	—	—	—	—	—
Residential mortgage-backed securities	39,259	(2,188)	3,176	(6,636)	(4)	—	(575)	33,032	(1,024)
Commercial mortgage-backed securities	20,653	98	534	(4,111)	(1)	—	(910)	16,263	(546)
Other asset-backed securities	37,702	(3,663)	13,476	—	(2,241)	—	(1,925)	43,349	(3,642)
Loans and other receivables	53,172	3,226	20,054	(19,378)	(7,181)	—	(528)	49,365	1,687
Investments at fair value	307,830	4,940	2,800	—	(273)	—	—	315,297	4,940
FXCM term loan	132,800	4,430	—	—	(8,180)	—	—	129,050	(1,801)

Liabilities:
Trading liabilities:
Corporate equity securities	$324	$30	$—	$—	$—	$—	$—	$354	$(30)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
Commercial mortgage-backed securities	—	70	—	—	—	—	—	70	(70)
Net derivatives (2)	6,413	(3,617)	—	—	(3)	218	11	3,022	(147)
Loans	1,036	3,867	—	—	—	—	64	4,967	(3,867)
Other secured financings	87	(87)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended June 30, 2017

During the three months ended June 30, 2017, transfers of assets of $29.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Residential mortgage-backed securities of $12.0 million due to a lack of observable market transactions.

During the three months ended June 30, 2017, transfers of assets of $23.8 million from Level 3 to Level 2 are primarily attributed to:

•	Residential mortgage-backed securities of $12.6 million due to greater pricing transparency supporting classification into Level 2.

Net gains on Level 3 assets were $2.5 million and net losses on Level 3 liabilities were $0.3 million for the three months ended June 30, 2017.  Net gains on Level 3 assets were primarily due to increased valuations of our FXCM term loan and increased valuations of certain investments at fair value and loans and other receivables, partially offset by decreased valuations of other asset-backed securities, residential mortgage-backed securities, CDOs and CLOs and corporate debt and equity securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2017 (in thousands):

Six Months Ended June 30, 2017
	Balance, December 31, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at June 30, 2017	Changes in unrealized gains/losses relating to instruments still held at June 30, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$21,739	$(489)	$1,056	$(1,117)	$(1,907)	$—	$1,266	$20,548	$(1,215)
Corporate debt securities	25,005	(3,300)	15,133	(15,295)	(1,693)	—	4,877	24,727	(3,571)
CDOs and CLOs	54,354	(8,709)	24,741	(35,044)	—	—	12,866	48,208	(9,431)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
Residential mortgage-backed securities	38,772	(3,000)	5,886	(11,750)	(16)	—	3,140	33,032	(1,667)
Commercial mortgage-backed securities	20,580	(1,119)	534	(4,523)	(2)	—	793	16,263	(907)
Other asset-backed securities	40,911	(5,489)	17,029	(300)	(5,576)	—	(3,226)	43,349	(5,461)
Loans and other receivables	81,872	10,062	63,616	(61,423)	(17,017)	—	(27,745)	49,365	(3,679)
Investments at fair value	314,359	8,796	2,800	(10,119)	(539)	—	—	315,297	10,820
FXCM term loan	164,500	15,308	—	—	(50,758)	—	—	129,050	1,471

Liabilities:
Trading liabilities:
Corporate equity securities	$313	$41	$—	$—	$—	$—	$—	$354	$(41)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
Commercial mortgage-backed securities	—	70	—	—	—	—	—	70	(70)
Net derivatives (2)	3,441	(6,154)	—	—	1,534	404	3,797	3,022	(614)
Loans	378	4,091	(364)	—	—	—	862	4,967	(4,091)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended June 30, 2017

During the six months ended June 30, 2017, transfers of assets of $41.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $12.4 million and residential mortgage-backed securities of $11.5 million due to a lack of observable market transactions.

During the six months ended June 30, 2017, transfers of assets of $49.0 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $30.8 million due to greater pricing transparency supporting classification into Level 2.

Net gains on Level 3 assets were $10.5 million and net gains on Level 3 liabilities were $2.4 million for the six months ended June 30, 2017.  Net gains on Level 3 assets were primarily due to increased valuations of our FXCM term loan and increased valuations of certain investments at fair value and loans and other receivables, partially offset by decreased valuations of other asset-backed securities, residential mortgage-backed securities, CDOs and CLOs, municipal securities and corporate debt securities. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives partially offset by decreased valuations of certain loans.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended June 30, 2016 (in thousands):

Three Months Ended June 30, 2016
	Balance, March 31, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2016	Changes in unrealized gains/ losses relating to instruments still held at June 30, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$30,540	$(927)	$200	$(508)	$(2,455)	$—	$21,966	$48,816	$(849)
Corporate debt securities	25,634	474	15	(789)	—	—	(1,221)	24,113	347
CDOs and CLOs	67,348	1,797	943	(21,233)	—	—	3,855	52,710	2,534
Sovereign obligations	119	1	—	—	—	—	—	120	1
Residential mortgage-backed securities	68,019	(4,915)	3,422	(2,837)	(122)	—	(259)	63,308	(2,233)
Commercial mortgage-backed securities	21,994	(1,140)	—	—	(311)	—	4,440	24,983	(1,306)
Other asset-backed securities	33,124	(7,284)	3,549	(1,068)	(52)	—	14,764	43,033	(7,275)
Loans and other receivables	155,442	(7,792)	20,836	(13,347)	(55,541)	—	4,801	104,399	(6,231)
Investments at fair value	275,389	(1,375)	3,540	—	(283)	—	(4,000)	273,271	193
Investment in FXCM	564,800	(47,853)	—	—	(8,547)	—	—	508,400	(47,853)
Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Net derivatives (2)	11,757	3	—	—	(83)	451	(7,704)	4,424	(3)
Loans	7,744	(261)	—	—	(71)	—	(5,516)	1,896	261
Other secured financings	538	(70)	—	—	—	—	—	468	70

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

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

Net losses on Level 3 assets were $69.0 million and net gains on Level 3 liabilities were $0.3 million for the three months ended June 30, 2016. Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM and decreased valuations of loans and other receivables, other asset-backed securities, residential mortgage-backed securities, corporate equity securities, investments at fair value and commercial mortgage-backed securities, partially offset by an increase in valuations of CDOs and CLOs and corporate debt securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2016 (in thousands):

Six Months Ended June 30, 2016
	Balance, December 31, 2015	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2016	Changes in unrealized gains/ losses relating to instruments still held at June 30, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$40,906	$1,571	$2,287	$(508)	$(2,455)	$—	$7,015	$48,816	$2,080
Corporate debt securities	25,876	(2,378)	16,564	(16,613)	(245)	—	909	24,113	(2,474)
CDOs and CLOs	85,092	(20,455)	24,024	(43,696)	(473)	—	8,218	52,710	(12,002)
Sovereign obligations	120	—	—	—	—	—	—	120	—
Residential mortgage-backed securities	70,263	(8,337)	1,483	(4,843)	(235)	—	4,977	63,308	(4,011)
Commercial mortgage-backed securities	14,326	(2,589)	2,951	(2,023)	(1,208)	—	13,526	24,983	(3,140)
Other asset-backed securities	42,925	(202)	64,833	(74,690)	(4,713)	—	14,880	43,033	(7,134)
Loans and other receivables	189,289	(13,376)	203,990	(127,944)	(150,975)	—	3,415	104,399	(15,693)
Investments at fair value	199,794	59,242	4,727	—	(555)	—	10,063	273,271	66,243
Investment in FXCM	625,689	(101,056)	—	—	(16,233)	—	—	508,400	(101,056)
Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Net derivatives (2)	(242)	10,075	—	—	(46)	1,005	(6,368)	4,424	(11,008)
Loans	10,469	(541)	(2,240)	1,033	(1,149)	—	(5,676)	1,896	250
Other secured financings	544	(76)	—	—	—	—	—	468	76

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended June 30, 2016

During the six months ended June 30, 2016, transfers of assets of $155.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
CDOs and CLOs of $30.6 million, other asset-backed securities of $28.0 million and non-agency residential mortgage-backed securities of $21.7 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Investments at fair value of $26.1 million due to lack of observable market transactions;

•	Loans and other receivables of $20.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

During the six months ended June 30, 2016, transfers of assets of $92.9 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $22.3 million and loans and other receivables of $16.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Non-agency residential mortgage-backed securities of $16.7 million, for which market trades were observed in the period for either identical or similar securities;

•	Investments at fair value of $16.1 million due to an increase in observable market transactions.

Net losses on Level 3 assets were $87.6 million and net losses on Level 3 liabilities were $9.5 million for the six months ended June 30, 2016. Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM and decreased valuations of CDOs and CLOs, residential mortgage-backed securities, loans and other receivables, commercial mortgage-backed securities and corporate debt securities, partially offset by an increase in valuations of investments at fair value.  Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

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

June 30, 2017
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$17,196
Non-exchange traded securities		Market approach	Price	$3 to $75	$44.0
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$6	—

Corporate debt securities	$24,727	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Price	$9 to $20	$18.0

CDOs and CLOs	$40,818	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2% to 12%	3%
			Loss severity	25% to 30%	27%
			Discount rate/yield	11% to 21%	15%
		Scenario analysis	Estimated recovery percentage	4% to 45%	27%

Residential mortgage-backed securities	$33,032	Discounted cash flows	Cumulative loss rate	0% to 30%	14%
			Duration (years)	3 to 17	7
			Discount rate/yield	5% to 10%	8%

Commercial mortgage-backed securities	$16,263	Discounted cash flows	Cumulative loss rate	15% to 35%	25%
			Duration (years)	1 to 5	3
			Discount rate/yield	5% to 45%	12%

Other asset-backed securities	$43,349	Discounted cash flows	Cumulative loss rate	0% to 24%	19%
			Duration (years)	1 to 11	2
			Discount rate/yield	4% to 18%	12%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	30%	—

Loans and other receivables	$46,309	Market approach	EBITDA (a) multiple	1.6	—
			Price	$42 to $100	$79.0
			Estimated recovery percentage	35%	—
		Scenario analysis	Estimated recovery percentage	13% to 40%	31%
			Price	$66	—

Derivatives	$6,860
Unfunded commitments		Market approach	Price	$92 to $98	$96.0
Credit default swaps		Market approach	Credit spread	265 bps	—
Interest rate swaps		Market approach	Credit spread	800 bps	—

Investments at fair value
Private equity securities	$97,527	Market approach	Transaction level	$3 to $250	$110.0
			Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$129,050	Discounted cash flows	Term based on the pay off	0 months to .5 years	0.3 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Loans	$4,967	Market approach	Estimated recovery percentage	35%	—

Derivatives	$9,882
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$92 to $98	$93.0
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	21%	—

December 31, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$19,799
Non-exchange traded securities		Market approach	Underlying stock price	$3 to $75	$15.0
		Comparable pricing	Underlying stock price	$218	—
			Comparable asset price	$11	—
		Present value	Average silver production (tons per day)	666	—

Corporate debt securities	$25,005	Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Transaction level	$30	—

CDOs and CLOs	$33,016	Discounted cash flows	Constant prepayment rate	10% to 20%	19%
			Constant default rate	2% to 4%	2%
			Loss severity	25% to 70%	40%
			Yield	7% to 17%	12%
		Scenario analysis	Estimated recovery percentage	28% to 38%	31%

Residential mortgage-backed securities	$38,772	Discounted cash flows	Constant prepayment rate	0% to 11%	5%
			Constant default rate	1% to 7%	3%
			Loss severity	35% to 100%	62%
			Yield	2% to 10%	6%

Commercial mortgage-backed securities	$20,580	Discounted cash flows	Yield	6% to 11%	8%
			Cumulative loss rate	5% to 95%	39%

Other asset-backed securities	$40,911	Discounted cash flows	Constant prepayment rate	4% to 20%	14%
			Constant default rate	0% to 31%	13%
			Loss severity	0% to 100%	90%
			Yield	4% to 17%	15%
		Market approach	Price	$72	—

Loans and other receivables	$54,347	Market approach	Discount rate/yield	2% to 4%	3%
			EBITDA (a) multiple	3.3	—
			Transaction level	$0.42	—
		Present value	Average silver production (tons per day)	666	—
		Scenario analysis	Estimated recovery percentage	6% to 50%	37%

Derivatives	$6,429
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Credit default swaps		Market approach	Credit spread	265 bps	—

Investments at fair value
Private equity securities	$67,383	Market approach	Transaction level	$250	—
			Price	$25,815,720	—
			Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$164,500	Discounted cash flows	Term based on the pay off	0 months to .5 years	0.4 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$9,870
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Unfunded commitments		Market approach	Discount rate/yield	4%	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	16%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At June 30, 2017 and December 31, 2016, asset exclusions consisted of $231.6 million and $325.0 million, respectively, primarily comprised of investments at fair value, private equity securities, municipal securities, non-exchange traded securities, CDOs and CLOs and loans and other receivables.  At June 30, 2017 and December 31, 2016, liability exclusions consisted of $0.9 million and $1.6 million, respectively, of other secured financings, commercial mortgage-backed securities, loans and corporate debt and equity securities.
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

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, credit default swaps, interest rate swaps, other asset-backed securities, private equity securities and loans using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, corporate debt security or loan and other receivable would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange traded securities, corporate debt securities, other asset-backed securities, loans and other receivables or certain derivatives would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the loans and other receivables would result in a significantly higher (lower) fair value measurement.

•
Loans and other receivables, CDOs and CLOs and other asset-backed securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of loan and other receivables would result in a significantly higher (lower) fair value measurement.

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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses.  These loans and loan commitments include loans entered into by Jefferies Investment Banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities.  Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis.  Loans are included in Trading assets and loan commitments are included in Trading liabilities.  The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures.  Loans to affiliate entities are included in Loans to and investments in associated companies on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis.  Jefferies has also elected the fair value option for certain of its structured notes which are managed by Jefferies capital markets business and are included in Long-term debt on the Consolidated Statements of Financial Condition. Jefferies has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed on a fair value basis.  The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings.  Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2017	2016	2017	2016
Financial Instruments Owned:
Loans and other receivables	$(4,282)	$(10,564)	$(11,094)	$(24,901)

Financial Instruments Sold:
Loans	$(1,734)	$407	$(1,761)	$405
Loan commitments	$3,332	$1,173	$4,203	$(2,573)

Long-term Debt:
Changes in instrument specific credit risk (1)	$(3,757)	$(3,453)	$(19,797)	$(3,755)
Other changes in fair value (2)	$1,516	$3,893	$4,933	$10,751

(1) Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax.
(2) Other changes in fair value are principally included within Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	June 30, 2017	December 31, 2016
Financial Instruments Owned:
Loans and other receivables (1)	$649,320	$1,325,938
Loans and other receivables on nonaccrual status and/or greater than 90 days past due (1) (2)	$170,969	$205,746
Long-term Debt	$5,116	$20,202

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

(2)	Amounts include all loans and other receivables greater than 90 days past due of $68.2 million and $64.6 million at June 30, 2017 and December 31, 2016, respectively.

The aggregate fair value of Jefferies loans and other receivables on nonaccrual status and/or greater than 90 days or more past due was $36.2 million and $29.8 million at June 30, 2017 and December 31, 2016, respectively, which includes loans and other receivables greater than 90 days past due of $28.5 million and $18.9 million at June 30, 2017 and December 31, 2016, respectively.

Jefferies has elected the fair value option for its investment in KCG Holdings, Inc. ("KCG").  The change in the fair value of this investment were gains of $95.8 million and $55.8 million for the three months ended June 30, 2017 and 2016, respectively, and $91.2 million and $18.5 million for the six months ended June 30, 2017 and 2016, respectively. Jefferies has also separately entered into securities lending transactions with KCG in the normal course of its capital markets activities. The balances of Securities borrowed and Securities loaned were $3.1 million and $1.0 million, respectively, at June 30, 2017, and $9.2 million and $9.2 million, respectively, at December 31, 2016. In April 2017, Virtu Financial agreed to acquire KCG at a price of $20.00 per share in cash and the transaction closed July 20, 2017.

As of June 30, 2017 and December 31, 2016, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $825.3 million and $725.1 million at June 30, 2017 and December 31, 2016, respectively.  The shares were acquired at an aggregate cost of $475.6 million.  The change in the fair value of our investment in HRG aggregated $(75.0) million and $(9.3) million for the three months ended June 30, 2017 and 2016, respectively, and $100.2 million and $7.9 million for the six months ended June 30, 2017 and 2016, respectively.  As reported in its Form 10-Q, for the six months ended March 31, 2017 and 2016, HRG's revenues were $2,405.7 million and $2,476.7 million, respectively; net income from continuing operations was $5.0 million and $73.0 million, respectively; net income was $209.4 million and $22.9 million, respectively; and net income (loss) attributable to HRG was $130.1 million and $(58.6) million, respectively. We currently have two directors on HRG’s board, including our Chairman who serves as HRG's Chairman and CEO.
We believe accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provides an objectively determined fair value at each balance sheet date.  Our investment in HomeFed is the only other investment accounted for under the equity method of accounting that is also a publicly traded company for which we did not elect the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the NASD OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons, we did not elect the fair value option for HomeFed.
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities with a fair value of $99.8 million and $99.9 million at June 30, 2017 and December 31, 2016, respectively. See Note 22 for additional information related to financial instruments not measured at fair value.
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
The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at June 30, 2017 and December 31, 2016.  The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding: 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
June 30, 2017
Derivatives designated as accounting hedges - interest rate contracts	$10,448	1	$—	—

Derivatives not designated as accounting hedges:
Interest rate contracts	$2,233,762	22,891	$2,151,955	52,954
Foreign exchange contracts	295,195	6,185	293,593	6,234
Equity contracts	470,327	2,028,244	817,737	1,724,541
Commodity contracts	5,924	8,482	6,447	8,681
Credit contracts	50,921	209	54,998	214
Total	3,056,129		3,324,730
Counterparty/cash-collateral netting (1)	(2,873,083)		(2,860,565)
Total derivatives not designated as accounting hedges	$183,046		$464,165

Total per Consolidated Statement of Financial Condition (2)	$193,494		$464,165

December 31, 2016
Derivatives not designated as accounting hedges:
Interest rate contracts	$3,282,245	29,032	$3,159,457	34,845
Foreign exchange contracts	529,669	7,826	516,869	8,319
Equity contracts	786,987	2,843,329	1,169,201	2,414,715
Commodity contracts	1,906	2,766	6,430	7,289
Credit contracts	26,269	311	28,065	20,084
Total	4,627,076		4,880,022
Counterparty/cash-collateral netting (1)	(4,255,998)		(4,229,213)
Total per Consolidated Statement of Financial Condition (2)	$371,078		$650,809

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

The following table provides information related to gains (losses) recognized in Interest expense in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2017	2016	2017	2016
Interest rate swaps	$12,352	$—	$7,743	$—
Long-term debt	(10,295)	—	(4,890)	—
Total	$2,057	$—	$2,853	$—

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2017	2016	2017	2016
Interest rate contracts	$362	$(5,877)	$10,040	$(74,390)
Foreign exchange contracts	357	4,067	2,860	4,903
Equity contracts	26,918	(97,570)	(151,704)	(321,852)
Commodity contracts	(8,791)	(3,155)	(1,543)	(2,426)
Credit contracts	3,888	10,779	14,080	(196)
Total	$22,734	$(91,756)	$(126,267)	$(393,961)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at June 30, 2017 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$881	$689	$—	$—	$1,570
Equity swaps and options	4,049	4,275	173	—	8,497
Credit default swaps	3,671	1,515	10,562	(164)	15,584
Total return swaps	20,455	2,652	262	(822)	22,547
Foreign currency forwards, swaps and options	67,899	6,873	—	(2,998)	71,774
Interest rate swaps, options and forwards	36,082	164,435	103,571	(65,569)	238,519
Total	$133,037	$180,439	$114,568	$(69,553)	358,491
Cross product counterparty netting					(12,314)
Total OTC derivative assets included in Trading assets					$346,177

(1)	At June 30, 2017, we held exchange traded derivative assets and other credit agreements with a fair value of $13.9 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At June 30, 2017, cash collateral received was $166.6 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$1,021	$—	$—	$—	$1,021
Equity swaps and options	13,419	19,142	3,087	—	35,648
Credit default swaps	1,986	12,843	2,651	(164)	17,316
Total return swaps	18,801	4,075	203	(822)	22,257
Foreign currency forwards, swaps and options	70,140	3,065	—	(2,998)	70,207
Fixed income forwards	1,687	—	—	—	1,687
Interest rate swaps, options and forwards	33,981	92,311	86,507	(65,569)	147,230
Total	$141,035	$131,436	$92,448	$(69,553)	295,366
Cross product counterparty netting					(12,314)
Total OTC derivative liabilities included in Trading liabilities					$283,052

(1)	At June 30, 2017, we held exchange traded derivative liabilities and other credit agreements with a fair value of $335.2 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At June 30, 2017, cash collateral pledged was $154.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At June 30, 2017, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$156,240
BBB- to BBB+	56,371
BB+ or lower	74,164
Unrated	59,402
Total	$346,177

(1)
Jefferies utilizes internal credit ratings determined by the Jefferies Risk Management department.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at June 30, 2017 and December 31, 2016 is $122.5 million and $70.6 million, respectively, for which Jefferies has posted collateral of $80.9 million and $44.4 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2017 and December 31, 2016, Jefferies would have been required to post an additional $40.7 million and $26.1 million, respectively, of collateral to its counterparties.

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

Note 5.  Collateralized Transactions
Jefferies enters into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of dealer operations.  Jefferies monitors the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and requests additional collateral or returns excess collateral, as appropriate.  Jefferies pledges financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements.  Jefferies agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral.  Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
June 30, 2017
Corporate equity securities	$2,862,228	$217,080	$3,079,308
Corporate debt securities	572,028	2,135,355	2,707,383
Mortgage- and asset-backed securities	—	2,612,660	2,612,660
U.S. government and federal agency securities	12,597	9,315,643	9,328,240
Municipal securities	—	398,605	398,605
Sovereign obligations	—	2,032,359	2,032,359
Loans and other receivables	—	605,630	605,630
Total	$3,446,853	$17,317,332	$20,764,185

December 31, 2016
Corporate equity securities	$2,046,243	$66,291	$2,112,534
Corporate debt securities	731,276	1,907,888	2,639,164
Mortgage- and asset-backed securities	—	2,171,480	2,171,480
U.S. government and federal agency securities	41,613	9,232,624	9,274,237
Municipal securities	—	553,010	553,010
Sovereign obligations	—	2,625,079	2,625,079
Loans and other receivables	—	455,960	455,960
Total	$2,819,132	$17,012,332	$19,831,464

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
June 30, 2017
Securities lending arrangements	$2,247,140	$37,112	$693,014	$469,587	$3,446,853
Repurchase agreements	9,215,374	3,994,002	2,666,364	1,441,592	17,317,332
Total	$11,462,514	$4,031,114	$3,359,378	$1,911,179	$20,764,185

December 31, 2016
Securities lending arrangements	$2,131,891	$39,673	$104,516	$543,052	$2,819,132
Repurchase agreements	9,147,176	2,008,119	3,809,533	2,047,504	17,012,332
Total	$11,279,067	$2,047,792	$3,914,049	$2,590,556	$19,831,464

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At June 30, 2017 and December 31, 2016, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $26.0 billion and $25.5 billion, respectively.  A substantial portion of these securities have been sold or repledged.

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
Jefferies accounts for securitization transactions as sales provided it has relinquished control over the transferred assets.  Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Operations prior to the identification and isolation for securitization.  Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues.  Jefferies generally receives cash proceeds in connection with the transfer of assets to an SPE.  Jefferies may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other asset-backed securities or CLOs), which are included in Trading assets and are generally initially categorized as Level 2 within the fair value hierarchy.  Jefferies applies fair value accounting to the securities.
The following table presents activity related to Jefferies securitizations that were accounted for as sales in which it had continuing involvement during the three and six months ended June 30, 2017 and 2016 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Transferred assets	$715.1	$1,183.9	$1,668.6	$3,132.8
Proceeds on new securitizations	$723.6	$1,184.6	$1,686.1	$3,147.3
Cash flows received on retained interests	$8.2	$13.1	$14.6	$22.5

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitization activities at June 30, 2017 and December 31, 2016.

The following table summarizes Jefferies retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	June 30, 2017		December 31, 2016
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$4,930.1	$8.6	$7,584.9	$31.0
U.S. government agency commercial mortgage-backed securities	$2,292.5	$33.8	$1,806.3	$29.6
CLOs	$2,759.5	$7.1	$4,102.2	$37.0
Consumer and other loans	$365.3	$67.4	$395.7	$25.3
Total assets represent the unpaid principal amount of assets in the SPEs in which Jefferies has continuing involvement and are presented solely to provide information regarding the size of the transactions and the size of the underlying assets supporting its retained interests, and are not considered representative of the risk of potential loss.  Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches.  Jefferies risk of loss is limited to this fair value amount which is included in total Trading assets in our Consolidated Statements of Financial Condition.

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
Note 7.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Bonds and notes:
U.S. government securities	$169,365	$5	$54	$169,316
Residential mortgage-backed securities	32,714	191	80	32,825
Commercial mortgage-backed securities	8,895	62	10	8,947
Other asset-backed securities	30,608	112	13	30,707
Total fixed maturities	241,582	370	157	241,795

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	23,699	—	58,770
Industrial, miscellaneous and all other	17,946	17,544	—	35,490
Total equity securities	53,017	41,243	—	94,260

	$294,599	$41,613	$157	$336,055

December 31, 2016
Bonds and notes:
U.S. government securities	$174,938	$8	$13	$174,933
Residential mortgage-backed securities	19,129	108	104	19,133
Commercial mortgage-backed securities	8,275	64	2	8,337
Other asset-backed securities	18,918	124	—	19,042
All other corporates	180	—	1	179
Total fixed maturities	221,440	304	120	221,624

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	15,115	—	50,186
Industrial, miscellaneous and all other	17,946	11,293	—	29,239
Total equity securities	53,017	26,408	—	79,425

	$274,457	$26,712	$120	$301,049

The amortized cost and estimated fair value of investments classified as available for sale at June 30, 2017, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$169,365	$169,316
Due after one year through five years	—	—
	169,365	169,316
Mortgage-backed and asset-backed securities	72,217	72,479
	$241,582	$241,795

At June 30, 2017, the unrealized losses on investments which have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were not significant.

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

Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated VIEs, which are presented in our Consolidated Statements of Financial Condition in the respective asset and liability categories, as of June 30, 2017 and December 31, 2016 (in millions). The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	June 30, 2017		December 31, 2016
	Securitization Vehicles	Real Estate Investment Vehicles	Securitization Vehicles	Real Estate Investment Vehicles
Cash	$8.4	$1.3	$18.4	$2.2
Financial instruments owned	36.3	—	86.6	—
Securities purchased under agreement to resell (1)	370.3	—	733.5	—
Receivables	391.6	270.0	277.7	296.9
Loans to and investments in associated companies	—	118.9	—	108.7
Other	21.3	6.8	14.5	10.8
Total assets	$827.9	$397.0	$1,130.7	$418.6

Other secured financings (2)	$781.1	$—	$1,083.8	$—
Long-term debt	—	213.4	24.1	243.9
Other (3)	48.5	9.3	22.3	11.7
Total liabilities	$829.6	$222.7	$1,130.2	$255.6

Noncontrolling interests	$—	$104.9	$—	$98.7

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $38.9 million and $57.6 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at June 30, 2017 and December 31, 2016, respectively.

(3)	Includes $40.8 million and $20.0 million at June 30, 2017 and December 31, 2016, respectively, of intercompany payables that are eliminated in consolidation.

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

Jefferies is also the primary beneficiary of securitization vehicles associated with their financing of consumer and small business loans. In the creation of the securitization vehicles, Jefferies was involved in the decisions made during the establishment and design of the entities and holds variable interests consisting of the securities retained that could potentially be significant.  The assets of the VIEs consist of the small business loans and term loans backed by consumer installment receivables, which are available for the benefit of the vehicles' beneficial interest holders.  The creditors of the VIEs do not have recourse to Jefferies general credit and the assets of the VIEs are not available to satisfy any other debt.

At June 30, 2017 and December 31, 2016, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable.  Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs.  The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt. During the three months ended June 30, 2017, a pool of automobile loan receivables aggregating $186.5 million was securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital’s two credit facilities.

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

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs as of June 30, 2017 and December 31, 2016 (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities

June 30, 2017
CLOs	$26.8	$1.0	$804.8	$2,914.5
Consumer loan vehicles	154.2	—	567.3	1,533.7
Related party private equity vehicles	28.0	—	50.7	103.2
Real estate investment vehicles	98.6	—	110.4	110.2
Other private investment vehicles	89.1	—	99.2	4,612.2
Total	$396.7	$1.0	$1,632.4	$9,273.8

December 31, 2016
CLOs	$264.7	$4.8	$930.0	$4,472.9
Consumer loan vehicles	90.3	—	219.6	985.5
Related party private equity vehicles	37.6	—	63.6	155.6
Real estate investment vehicles	90.3	—	101.8	85.6
Other private investment vehicles	84.0	—	95.8	4,529.7
Total	$566.9	$4.8	$1,410.8	$10,229.3
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

Related Party Private Equity Vehicles. Jefferies committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Jefferies total equity commitment in the JCP Entities was $148.1 million, of which $125.4 million and $125.1 million had been funded as of June 30, 2017 and December 31, 2016, respectively. The carrying value of Jefferies equity investments in the JCP Entities was $28.0 million and $37.6 million at June 30, 2017 and December 31, 2016, respectively. Jefferies exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Jefferies has also provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement (“Energy Partners Credit Agreement”). Energy Partners I, LP, is a private equity fund owned and managed by certain of our employees. The maximum exposure to loss of the guarantee was $3.0 million at December 31, 2016. Energy Partners I, LP has assets consisting primarily of debt and equity investments. The Energy Partners Credit Agreement was terminated in April 2017.

Real Estate Investment Vehicles. 54 Madison has committed to invest $108.0 million in real estate investment vehicles, of which $96.3 million was funded as of June 30, 2017. 54 Madison's maximum exposure to loss is limited to its carrying value and unfunded equity commitment. 54 Madison is not the primary beneficiary of the investment vehicles as it does not have the power to control the most important activities of the VIEs. The assets of the VIEs consist primarily of investments in real estate projects.

Other Private Investment Vehicles.  We had commitments to invest $98.1 million and $111.4 million as of June 30, 2017 and December 31, 2016, respectively, in various other private investment vehicles, of which $88.0 million and $99.6 million was funded as of June 30, 2017 and December 31, 2016, respectively. The carrying amount of our equity investment was $89.1 million and $84.0 million at June 30, 2017 and December 31, 2016, respectively.  Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment.  These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

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

At June 30, 2017 and December 31, 2016, Jefferies held $1,713.3 million and $1,002.2 million of agency mortgage-backed securities, respectively, and $248.8 million and $439.4 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.

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

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Loans to and investments in associated companies as of January 1,	Income (losses) related to associated companies	Income (losses) related to associated companies classified as other revenues	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of June 30,

2017
Jefferies Finance	$490,464	$—	$50,176	$—	$—	$540,640
Jefferies LoanCore	154,731	—	6,374	56,950	—	218,055
Berkadia	184,443	33,140	—	(4,567)	32	213,048
FXCM	336,258	(162,015)	—	—	87	174,330
Garcadia Companies	185,815	25,971	—	(29,407)	—	182,379
Linkem	154,000	(17,024)	—	31,996	22,765	191,737
HomeFed	302,231	9,684	—	31,316	—	343,231
Golden Queen (1)	111,302	(1,709)	—	(53)	—	109,540
54 Madison (2)	161,400	(4,164)	—	26,281	—	183,517
Other	44,454	1,647	(2,055)	38,900	—	82,946
Total	$2,125,098	$(114,470)	$54,495	$151,416	$22,884	$2,239,423

2016
Jefferies Finance	$528,575	$—	$(38,481)	$(19,300)	$—	$470,794
Jefferies LoanCore	288,741	—	8,014	(138,622)	—	158,133
Berkadia	190,986	33,452	—	(40,748)	207	183,897
Garcadia Companies	172,660	29,268	—	(14,777)	—	187,151
Linkem	150,149	(14,873)	—	33,297	3,462	172,035
HomeFed	275,378	22,346	—	—	—	297,724
Golden Queen	114,323	(1,664)	—	—	—	112,659
54 Madison	—	2,483	—	115,499	3,642	121,624
Other	36,557	930	(785)	19	(3,401)	33,320
Total	$1,757,369	$71,942	$(31,252)	$(64,632)	$3,910	$1,737,337

(1)	At June 30, 2017 and December 31, 2016, the balance reflects $32.3 million and $32.8 million, respectively, related to a noncontrolling interest.

(2)	At June 30, 2017 and December 31, 2016, the balance reflects $107.7 million and $95.3 million, respectively, related to noncontrolling interests.

Income (losses) related to associated companies includes the following for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Berkadia	$16,186	$20,398	$33,140	$33,452
FXCM	(12,115)	—	(162,015)	—
Garcadia companies	12,677	13,941	25,971	29,268
Linkem	(8,876)	(6,673)	(17,024)	(14,873)
HomeFed	9,348	23,634	9,684	22,346
Golden Queen	(412)	(1,309)	(1,709)	(1,664)
54 Madison	(3,556)	1,256	(4,164)	2,483
Other	852	643	1,647	930
Total	$14,104	$51,890	$(114,470)	$71,942

Income (losses) related to associated companies classified as Other revenues includes the following for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Jefferies Finance	$25,211	$(15,675)	$50,176	$(38,481)
Jefferies LoanCore	4,042	8,201	6,374	8,014
Other	(1,021)	(362)	(2,055)	(785)
Total	$28,232	$(7,836)	$54,495	$(31,252)

Jefferies Finance

Jefferies Finance, a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company(“MassMutual”) and Barings, LLC, is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.

At June 30, 2017, Jefferies and MassMutual each had equity commitments to Jefferies Finance of $600.0 million.  At June 30, 2017, $516.9 million of Jefferies commitment was funded.  The investment commitment is scheduled to expire on March 1, 2018 with automatic one year extensions absent a 60-day termination notice by either party. In July 2017, the Jefferies equity commitment to Jefferies Finance was increased by $150.0 million to $750.0 million, of which Jefferies contributed $74.8 million in July 2017.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total Secured Revolving Credit Facility is for a total committed amount of $500.0 million at June 30, 2017 and December 31, 2016.  Advances are shared equally between Jefferies and MassMutual.  The facility is scheduled to mature on March 1, 2018 with automatic one year extensions absent a 60-day termination notice by either party.  At both June 30, 2017 and December 31, 2016, none of Jefferies $250.0 million commitment was funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance.  In connection with such services, Jefferies earned fees of $73.1 million and $3.7 million during the three months ended June 30, 2017 and 2016, respectively, and $139.3 million and $23.1 million during the six months ended June 30, 2017 and 2016, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $0.4 million and $1.6 million during the three months ended June 30, 2017 and 2016, respectively, and $2.5 million and $1.6 million during the six months ended June 30, 2017 and 2016, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statement of Operations.

Jefferies acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $1.2 million and $3.9 million during the three and six months ended June 30, 2017, respectively, which are included in Investment banking revenues in the Consolidated Statement of Operations.  At June 30, 2017 and December 31, 2016, Jefferies held securities issued by CLOs managed by Jefferies Finance, which are included in Trading assets, and provided a guarantee, whereby Jefferies is required to make certain payments to a CLO in the event Jefferies Finance is unable to meet its obligations to the CLO.  Additionally, Jefferies has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO. Gains (losses) related to the derivative contracts were not material.

Under a service agreement, Jefferies charged Jefferies Finance $9.3 million and $7.5 million for services provided during the three months ended June 30, 2017 and 2016, respectively, and $29.5 million and $28.6 million for services provided during the six months ended June 30, 2017 and 2016, respectively.  At June 30, 2017, Jefferies had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $16.5 million. At December 31, 2016, Jefferies had a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition, of $5.8 million.

Jefferies LoanCore

Jefferies LoanCore, a commercial real estate finance company, is a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. and Europe.  Jefferies LoanCore aggregate equity commitment was $400.0 million at June 30, 2017 and December 31, 2016.  At June 30, 2017 and December 31, 2016, Jefferies had funded $141.0 million and $70.1 million, respectively, of its $194.0 million equity commitment, and has a 48.5% voting interest in Jefferies LoanCore.
Jefferies LoanCore has entered into master repurchase agreements with Jefferies. Jefferies recognized interest income and fees related to these agreements of $2.3 million and $5.1 million, during the three and six months ended June 30, 2016, respectively. Amounts for the 2017 periods were not material. In connection with such master repurchase agreements, at December 31, 2016, Jefferies had securities purchased with agreements to resell from Jefferies LoanCore of $68.1 million.
Jefferies also enters into OTC foreign exchange contracts with Jefferies LoanCore. In connection with these contracts, Jefferies had $4.8 million and $8.3 million at June 30, 2017 and December 31, 2016, respectively, recorded in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.

Berkadia

Berkadia is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through June 30, 2017, cumulative cash distributions received by Leucadia from this investment aggregated $499.2 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs.  Berkadia is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of June 30, 2017, the aggregate amount of commercial paper outstanding was $1.47 billion.

FXCM

As discussed more fully in Note 3, at June 30, 2017, Leucadia has a 49.9% common membership interest in FXCM and a senior secured term loan to FXCM due January 2018. On September 1, 2016, we gained the ability to significantly influence FXCM through our common membership interest and our seats on the board of directors. As a result, we classify our equity investment in FXCM in our Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology, trade name, leases and long-term debt over their respective useful lives.

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
Linkem

We own approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy.  In addition, we own 5% convertible preferred stock, which is automatically convertible to common shares in 2020. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 53% of Linkem’s common equity at June 30, 2017.  The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.

HomeFed

At June 30, 2017, we own 10,838,115 shares of HomeFed’s common stock, representing approximately 70% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed develops and owns residential and mixed-use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at June 30, 2017.  Our Chairman also serves as HomeFed’s Chairman, and our President is a Director of HomeFed. Since we do not control HomeFed, our investment in HomeFed is accounted for as an investment in an associated company.

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

54 Madison

We own approximately 48.1% of 54 Madison, which we consolidate through our control of the 54 Madison investment committee. 54 Madison seeks long-term capital appreciation through investment in real estate development and similar projects. 54 Madison invests both in projects which they consolidate and projects where they have significant influence and utilize the equity method of accounting. Through June 30, 2017, 54 Madison invested an aggregate net amount of $183.4 million in projects accounted for under the equity method and $107.7 million of that was contributed from noncontrolling interests.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at June 30, 2017
Derivative contracts	$3,066,577	$(2,873,083)	$193,494	$—	$—	$193,494
Securities borrowing arrangements	$7,900,395	$—	$7,900,395	$(765,075)	$(1,291,875)	$5,843,445
Reverse repurchase agreements	$13,041,366	$(8,695,905)	$4,345,461	$(587,698)	$(3,698,540)	$59,223

Liabilities at June 30, 2017
Derivative contracts	$3,324,730	$(2,860,565)	$464,165	$—	$—	$464,165
Securities lending arrangements	$3,446,853	$—	$3,446,853	$(765,075)	$(2,622,311)	$59,467
Repurchase agreements	$17,317,332	$(8,695,905)	$8,621,427	$(587,698)	$(6,617,668)	$1,416,061

Assets at December 31, 2016
Derivative contracts	$4,627,076	$(4,255,998)	$371,078	$—	$—	$371,078
Securities borrowing arrangements	$7,743,562	$—	$7,743,562	$(710,611)	$(647,290)	$6,385,661
Reverse repurchase agreements	$14,083,144	$(10,220,656)	$3,862,488	$(176,275)	$(3,591,654)	$94,559

Liabilities at December 31, 2016
Derivative contracts	$4,880,022	$(4,229,213)	$650,809	$—	$—	$650,809
Securities lending arrangements	$2,819,132	$—	$2,819,132	$(710,611)	$(2,064,299)	$44,222
Repurchase agreements	$17,012,332	$(10,220,656)	$6,791,676	$(176,275)	$(5,780,909)	$834,492

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

(3)
At June 30, 2017, amounts include $5,793.7 million of securities borrowing arrangements, for which we have received securities collateral of $5,620.1 million, and $1,396.9 million of repurchase agreements, for which we have pledged securities collateral of $1,438.0 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.  At December 31, 2016, amounts include $6,337.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,146.0 million, and $810.4 million of repurchase agreements, for which we have pledged securities collateral of $834.2 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill at June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,766	$9,041

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $213,894 and $198,674	363,400	378,136
Trademarks and tradename, net of accumulated amortization of $86,924 and $78,778	301,726	309,382
Supply contracts, net of accumulated amortization of $52,469 and $47,867	91,131	95,733
Other, net of accumulated amortization of $3,398 and $2,914	5,188	5,672
Total intangible assets, net	770,211	797,964

Goodwill:
National Beef	14,991	14,991
Jefferies	1,699,482	1,696,864
Other operations	3,859	3,859
Total goodwill	1,718,332	1,715,714

Total Intangible assets, net and goodwill	$2,488,543	$2,513,678

Amortization expense on intangible assets was $14.5 million and $15.6 million for the three months ended June 30, 2017 and 2016, respectively, and $28.2 million and $31.4 million for the six months ended June 30, 2017 and 2016, respectively.  The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows:  2017 (for the remaining six months) - $30.1 million; 2018 - $58.5 million; 2019 - $58.5 million; 2020 - $58.5 million; and 2021 - $58.1 million.

Note 12.  Inventory

A summary of inventory at June 30, 2017 and December 31, 2016 which is classified as Other assets is as follows (in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$246,110	$243,488
Work in process	40,617	35,714
Raw materials, supplies and other	29,974	30,733
	$316,701	$309,935

Note 13.  Short-Term Borrowings

Jefferies short-term borrowings at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Bank loans (1)	$308,757	$372,301
Secured revolving loan facilities	—	57,086
Floating rate puttable notes	102,339	96,455
Equity-linked notes	28,044	—
Total short-term borrowings	$439,140	$525,842

(1) Bank loans are payable on demand and must be repaid in one year or less.

At June 30, 2017 and December 31, 2016, the weighted average interest rate on short-term borrowings outstanding is 2.21% and 1.77% per annum, respectively.

During the six months ended June 30, 2017, Jefferies issued equity-linked notes due July 18, 2017 with a principal amount of $30.6 million. See Note 3 for further information.

The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement for Jefferies. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At June 30, 2017, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

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

Note 14.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt at June 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$741,798	$741,264
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,650	246,627
Total long-term debt – Parent Company	988,448	987,891

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.125% Senior Notes, due April 13, 2018, $744,500 and $800,000 principal	755,058	817,813
8.50% Senior Notes, due July 15, 2019, $684,000 and $700,000 principal	746,551	778,367
2.375% Euro Medium Term Notes, due May 20, 2020, $562,300 and $529,975 principal	560,726	528,250
6.875% Senior Notes, due April 15, 2021, $750,000 principal	816,063	823,797
2.25% Euro Medium Term Notes, due July 13, 2022, $4,498 and $4,240 principal	4,116	3,848
5.125% Senior Notes, due January 20, 2023, $600,000 principal	617,044	618,355
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	749,134	—
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	376,813	377,806
3.875% Convertible Senior Debentures, due November 1, 2029, $345,000 principal	345,535	346,163
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,220	512,396
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,164	421,333
Structured Notes (2)	399,556	255,203
National Beef Reducing Revolver Loan	275,000	—
National Beef Revolving Credit Facility	4,531	—
National Beef Term Loan	—	273,811
54 Madison Term Loans	343,112	406,028
Foursight Capital Credit Facilities	49,384	97,138
Other	120,431	132,244
Total long-term debt – subsidiaries	7,096,438	6,392,552

Long-term debt	$8,084,886	$7,380,443

(1) Amount includes $4.9 million associated with an interest rate swap based on its designation as a fair value hedge. See Notes 2 and 4 for further information.
(2) Includes $392.8 million and $248.9 million at fair value at June 30, 2017 and December 31, 2016, respectively.

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.8717 common shares (equivalent to a conversion price of approximately $43.72 per share).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

During the six months ended June 30, 2017, Jefferies issued structured notes with a total principal amount of approximately $125.6 million. Structured notes of $392.8 million and $248.9 million at June 30, 2017 and December 31, 2016, respectively, contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues.

In January 2017, Jefferies issued 4.85% senior notes with a principal amount of $750.0 million, due 2027.

In June 2017, National Beef entered into a Third Amended and Restated Credit Agreement (the "Debt Agreement"). The Debt Agreement matures in June 2022 and includes a $275.0 million reducing revolver loan and a $275.0 million revolving credit facility. The reducing revolver loan commitment decreases by $13.8 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries and includes customary covenants including a single financial covenant that requires National Beef to maintain a minimum tangible net worth; at June 30, 2017, National Beef was in compliance with the covenants.

At June 30, 2017, National Beef’s outstanding debt under the Debt Agreement consisted of a reducing revolver loan with an outstanding balance of $275.0 million and $8.1 million drawn on the revolving credit facility.  The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the Debt Agreement), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected.  At June 30, 2017, the interest rate on the outstanding reducing revolving loan was 2.94% and the interest rate on the outstanding revolving credit facility was 5.00%.

Borrowings under the reducing revolver loan and the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the revolving credit facility can also be used to issue letters of credit; letters of credit aggregating $14.0 million were outstanding at June 30, 2017.  Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount.  At June 30, 2017, after deducting outstanding amounts and issued letters of credit, $249.1 million of the unused revolving credit facility and $0.0 million of the reducing revolver commitment was available to National Beef.
54 Madison seeks long-term capital appreciation through real estate development and similar projects. Many of these development projects are funded through long-term debt at the project level. The debt holders do not have recourse to the Leucadia parent company. At June 30, 2017, 54 Madison had $59.1 million of 6.0% term loan debt maturing in January 2018, $129.8 million of 5.5% term loan debt maturing in February 2019, $0.5 million of 3.5% term loan debt maturing in March 2019, $51.9 million of 4.15% term loan debt maturing in April 2019, $101.3 million of 5.5% term loan debt maturing in January 2020 and $0.5 million of 3.5% term loan debt maturing in January 2020. As discussed further in Note 23, the majority of the debt holders are also investors in 54 Madison.
At June 30, 2017, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $200.0 million, which mature in December 2018 and March 2019. The 2018 credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity and the 2019 credit facility bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity. As a condition of the 2019 credit facility, Foursight Capital is obligated to maintain cash reserves in an amount equal to the quoted price of an interest rate cap sufficient to meet the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $65.0 million at June 30, 2017.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table reconciles National Beef’s redeemable noncontrolling interests activity during the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016
As of January 1,	$321,962	$189,358
Income allocated to redeemable noncontrolling interests	28,458	17,501
Distributions to redeemable noncontrolling interests	(17,062)	(6,850)
Increase (decrease) in fair value of redeemable noncontrolling interests	(39,965)	31,631
Balance, June 30,	$293,393	$231,640

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At June 30, 2017, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (11.6%) and the terminal growth rate (2.0%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of June 30, 2017 (dollars in millions):

	Discount Rates
Terminal Growth Rates	11.35%	11.60%	11.85%
1.75%	$297.5	$290.0	$282.8
2.00%	$301.2	$293.4	$286.0
2.25%	$305.0	$297.0	$289.3

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At June 30, 2017 and December 31, 2016, redeemable noncontrolling interests also include other redeemable noncontrolling interests of $14.6 million and $14.8 million, respectively, primarily related to our oil and gas exploration and development businesses.

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

Note 16.  Stock-Based Compensation Plans

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock units (“RSUs”) may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight-line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with market, performance and service conditions. Market conditions are incorporated into the grant-date fair value of senior executives' awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if it is determined that it is probable that the performance condition will be achieved.

Senior Executive Compensation Plan. In January 2017, the Compensation Committee of our Board of Directors approved an executive compensation plan for our CEO and our President (together, our "Senior Executives") in respect of 2017 that is based on performance metrics achieved over a three-year period from 2017 through 2019. This executive compensation plan is identical to the 2016 executive compensation plan where cash incentive bonuses were eliminated. 100% of each of our CEO and President's compensation beyond their base salaries is composed entirely of performance based RSUs that will vest at the end of 2019 if certain performance criteria are met. Any vested RSUs will be subject to a post-vesting, three-year holding period such that no vested RSUs can be sold or transferred until the first quarter of 2023.

Performance-vesting of the award is based equally on the compound annual growth rates of Leucadia's Total Shareholder Return ("TSR"), which will be measured from the December 30, 2016 stock price of $23.25, and Leucadia's Return on Tangible Deployable Equity ("ROTDE"), the annual, two- and three-year results of which will be used to determine vesting. TSR is based on annualized rate of return reflecting price appreciation plus reinvestment of dividends and distributions to shareholders. ROTDE is net income adjusted for amortization of intangible assets divided by tangible book value at the beginning of year adjusted for intangible assets and deferred tax assets.

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

Former Stock-Based Compensation Plans. Prior to the acquisition of Jefferies, we had a fixed stock option plan, which provided for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan were intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and became exercisable in five equal annual installments starting one year from date of grant.  Options granted to non-employee directors became exercisable in four equal annual installments starting one year from date of grant.  No stock appreciation rights have been granted.  In March 2014, we ceased issuing options and rights under our option plan. No shares remain available for future issuances under this plan. At June 30, 2017, 331,312 of our common shares were reserved for stock options.

Stock-Based Compensation Expense. Compensation and benefits expense included $10.4 million and $9.1 million for the three months ended June 30, 2017 and 2016, respectively, and $20.4 million and $16.1 million for the six months ended June 30, 2017 and 2016, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $3.6 million and $3.3 million for the three months ended June 30, 2017 and 2016, respectively, and $7.3 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, total unrecognized compensation cost related to nonvested share-based compensation plans was $78.6 million; this cost is expected to be recognized over a weighted average period of 2.0 years.

At June 30, 2017, there were 1,304,000 shares of restricted stock outstanding with future service required, 5,659,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 10,412,000 RSUs outstanding with no future service required and 695,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 16,766,000.

Note 17.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes at June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
Net unrealized gains on available for sale securities	$570,827	$561,497
Net unrealized foreign exchange losses	(141,664)	(184,829)
Net change in instrument specific credit risk	(18,872)	(6,494)
Net minimum pension liability	(59,849)	(59,477)
	$350,442	$310,697

For the six months ended June 30, 2017 and 2016, significant amounts reclassified out of accumulated other comprehensive income to net income (loss) are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2017	2016
Net unrealized gains (losses) on available for sale securities, net of income tax provision (benefit) of $271 and $6	$467	$9	Net realized securities gains
Net unrealized foreign exchange losses, net of income tax provision of $1,097 and $0	(5,290)	—	Other income
Amortization of defined benefit pension plan actuarial gains (losses), net of income tax benefit of $(403) and $(351)	(859)	(767)	Compensation and benefits, which includes pension expense.
Other pension, net of income tax benefit of $(1,231) and $0	1,231	—	Income tax provision (benefit)
Total reclassifications for the period, net of tax	$(4,451)	$(758)

Note 18.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at June 30, 2017 was $210.5 million (including $52.7 million for interest), of which $159.4 million related to Jefferies. The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at December 31, 2016 was $196.5 million (including $47.7 million for interest), of which $148.8 million related to Jefferies. If recognized, such amounts would lower our effective tax rate. Accrued interest is included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the six months ended June 30, 2017 and the year ended December 31, 2016.

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

Our provision for income taxes for the six months ended June 30, 2017 was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits.

Note 19.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia National Corporation common shareholders	$58,193	$57,289	$339,601	$(165,591)
Allocation of earnings to participating securities (1)	(219)	(772)	(1,338)	—
Net income (loss) attributable to Leucadia National Corporation common shareholders for basic earnings (loss) per share	57,974	56,517	338,263	(165,591)
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(2)	(9)	5	—
Mandatorily redeemable convertible preferred share dividends	—	—	2,031	—
Net income (loss) attributable to Leucadia National Corporation common shareholders for diluted earnings (loss) per share	$57,972	$56,508	$340,299	$(165,591)

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share – weighted average shares	369,212	372,556	369,206	372,448
Stock options	25	—	20	—
Warrants	—	—	—	—
Senior executive compensation plan awards	2,315	—	2,296	—
Mandatorily redeemable convertible preferred shares	—	—	4,162	—
3.875% Convertible Senior Debentures	—	—	—	—
Denominator for diluted earnings (loss) per share	371,552	372,556	375,684	372,448

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,435,400 and 5,105,700 for the three months ended June 30, 2017 and 2016, respectively, and 1,467,500 and 4,784,200 for the six months ended June 30, 2017 and 2016, respectively.  Dividends declared on participating securities were not material during three and six months ended June 30, 2017 and 2016.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 661,300 and 661,300 weighted average shares of common stock were outstanding during the three and six months ended June 30, 2016, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive. Amounts for the three and six months ended June 30, 2017 were not material.

In the table above, the denominator for diluted earnings (loss) per share does not include weighted average common shares of 1,714,300 during the six months ended June 30, 2016, related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive. The warrants expired in the first quarter of 2016.

For the three and six months ended June 30, 2017 and 2016, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. For the three months ended June 30, 2017 and the three and six months ended June 30, 2016, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Note 20.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Maximum Payout
Equity commitments (1)	$18.7	$33.0	$12.3	$—	$149.0	$213.0
Loan commitments (1)	54.3	269.4	15.6	54.9	—	394.2
Mortgage-related and other purchase commitments	—	—	191.2	—	—	191.2
Forward starting reverse repos (2)	4,768.1	—	—	—	—	4,768.1
Forward starting repos (2)	2,464.5	—	—	—	—	2,464.5
Other unfunded commitments (1)	90.0	133.9	142.3	37.7	12.3	416.2
	$7,395.6	$436.3	$361.4	$92.6	$161.3	$8,447.2

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At June 30, 2017, all of the forward starting securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) settled within three business days.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, our President and a Director.  As of June 30, 2017, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $22.9 million.

See Note 9 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

Our equity commitments also include our commitment to invest in 54 Madison, a fund which targets real estate projects. We plan to invest a cumulative total of $202.5 million to this fund, of which we have already contributed $134.4 million. Capital commitments are contingent upon approval of the related investment by the investment committee, which we control. Through June 30, 2017, approved unfunded commitments totaled $38.5 million.

Additionally, as of June 30, 2017, we have other equity commitments to invest up to $15.4 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of June 30, 2017, Jefferies has $127.4 million of outstanding loan commitments to clients.

Loan commitments outstanding as of June 30, 2017, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At June 30, 2017, none of Jefferies $250.0 million commitment was funded.

In August 2014, we and Solomon Kumin established Folger Hill; we committed to provide Folger Hill with a three-year, $20.0 million revolving credit facility to fund its start-up and initial operating expenses.  As of June 30, 2017, $10.7 million has been provided to Folger Hill under the revolving credit facility.

Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at June 30, 2017 was $36.4 million.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of June 30, 2017 (in millions):

	Expected Maturity Date
Guarantee Type	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$20,314.7	$2,621.4	$35.2	$—	$447.6	$23,418.9
Written derivative contracts – credit related	—	54.0	12.5	1,007.7	—	1,074.2
Total derivative contracts	$20,314.7	$2,675.4	$47.7	$1,007.7	$447.6	$24,493.1

The external credit ratings of the underlying or referenced assets for our credit related derivatives contracts as of June 30, 2017 is as follows (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/Baa	Below Investment Grade	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$—	$—	$757.0	$—	$107.3	$864.3
Single name credit default swaps	$—	$—	$15.3	$44.3	$150.3	$209.9

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $149.4 million as of June 30, 2017.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of June 30, 2017, the aggregate amount of commercial paper outstanding was $1.47 billion.
Loan Guarantee. Jefferies has provided a guarantee to Jefferies Finance that matures in January 2021, whereby Jefferies is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE. The maximum amount payable under the guarantee is $0.2 million at June 30, 2017.
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
Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of June 30, 2017 was approximately $15.7 million. Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At June 30, 2017, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $58.1 million.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $15.1 million at June 30, 2017. Primarily all letters of credit expire within one year.

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

Jefferies LLC and Jefferies Execution’s net capital and excess net capital as of June 30, 2017 were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,388,388	$1,302,034
Jefferies Execution	$6,837	$6,587

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

Note 22.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$951,289	$943,707	$962,938	$958,377

Financial Liabilities:
Short-term borrowings (2)	$411,096	$411,096	$525,842	$525,842
Long-term debt (3)	$7,692,079	$8,051,953	$7,131,587	$7,221,459

(1)
Notes and loans receivable:  The fair values are estimated principally based on a discounted future cash flows model using market interest rates for similar instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

(2)
Short-term borrowings:  The fair values of short-term borrowings are estimated to be the carrying amount due to their short maturities.  If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

(3)
Long-term debt: The fair values are estimated using quoted prices, pricing information obtained from external data providers and, for certain variable rate debt, is estimated to be the carrying amount. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 and Level 3.

Note 23.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at June 30, 2017 and December 31, 2016 are Jefferies equity investments in Private Equity Related Funds of $28.0 million and $37.7 million, respectively.  Net gains (losses) aggregating $(8.1) million and $(5.1) million for the three months ended June 30, 2017 and 2016, respectively, and $(9.4) million and $(7.7) million for the six months ended June 30, 2017 and 2016, respectively, were recorded in Other revenues related to the Private Equity Related Funds.  For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 8 and 20.

Berkadia Commercial Mortgage, LLC.  At June 30, 2017 and December 31, 2016, Jefferies has commitments to purchase $797.4 million and $817.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

Officers, Directors and Employees.  We have $49.7 million and $41.2 million of loans outstanding to certain employees (none of whom are an executive officer or director of the Company) at June 30, 2017 and December 31, 2016, respectively.
Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions.  These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.  At December 31, 2016, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees and in April 2017 this guarantee was terminated.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 25% and 30% of its cattle requirements under this agreement during the six months ended June 30, 2017 and 2016, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.  During the six months ended June 30, 2017, sales to this affiliate were $14.7 million and purchases were $5.5 million.  During the six months ended June 30, 2016, sales to this affiliate were $14.6 million and purchases were $7.1 million.  At June 30, 2017 and December 31, 2016, amounts due from and payable to these related parties were not significant.

HomeFed.  During 2014, we sold to HomeFed substantially all of our then-owned real estate properties and operations as well as cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 9, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at June 30, 2017.  Our Chairman also serves as HomeFed’s Chairman and our President is a Director of HomeFed.
54 Madison. At June 30, 2017 and December 31, 2016, approximately $198.9 million and $230.2 million, respectively, of long-term debt held by 54 Madison is owed to minority owners of 54 Madison. The interest rate on these long-term notes range between 4.2% and 6.0%.
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

Certain information concerning our segments for the three and six months ended June 30, 2017 and 2016 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, Jefferies is reflected in our consolidated financial statements utilizing a one month lag.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$781,672	$720,930	$1,579,058	$1,021,716
National Beef	1,875,519	1,798,634	3,436,975	3,433,085
Corporate and other	2,336	10,492	10,026	77,348
Total net revenues related to reportable segments	2,659,527	2,530,056	5,026,059	4,532,149
All other	72,853	95,302	574,303	108,315
Total consolidated net revenues	$2,732,380	$2,625,358	$5,600,362	$4,640,464

Income (loss) before income taxes:
Reportable Segments:
Jefferies	$122,712	$107,480	$254,982	$(138,317)
National Beef	78,425	62,855	135,528	84,264
Corporate and other	(17,258)	(7,191)	(31,762)	40,545
Income (loss) before income taxes related to reportable segments	183,879	163,144	358,748	(13,508)
All other	(44,463)	(8,963)	193,495	(119,560)
Parent Company interest	(14,734)	(14,719)	(29,464)	(29,433)
Total consolidated income (loss) before income taxes	$124,682	$139,462	$522,779	$(162,501)

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$15,348	$14,633	$30,949	$29,223
National Beef	24,459	22,785	46,858	45,411
Corporate and other	867	944	1,734	1,887
Total depreciation and amortization expenses related to reportable segments	40,674	38,362	79,541	76,521
All other	10,043	12,407	20,686	23,858
Total consolidated depreciation and amortization expenses	$50,717	$50,769	$100,227	$100,379

Interest expense classified as a component of Net revenues relates to Jefferies.  For the three months ended June 30, 2017 and 2016, interest expense classified as a component of Expenses was primarily comprised of National Beef ($2.3 million and $3.8 million, respectively), parent company interest ($14.7 million and $14.7 million, respectively) and all other ($10.8 million and $4.2 million, respectively).  For the six months ended June 30, 2017 and 2016, interest expense classified as a component of Expenses was primarily comprised of National Beef ($4.1 million and $7.8 million, respectively), parent company interest ($29.5 million and $29.4 million, respectively) and all other ($21.7 million and $7.8 million, respectively).

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

A summary of results for the three months ended June 30, 2017 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total
Net revenues	$781,672	$1,875,519	$59,340	$13,513	$2,336	$—	$2,732,380

Expenses:
Cost of sales	—	1,750,569	—	69,982	—	—	1,820,551
Compensation and benefits	450,522	9,832	14,948	4,404	11,867	—	491,573
Floor brokerage and clearing fees	44,435	—	—	—	—	—	44,435
Interest	—	2,254	9,890	956	—	14,734	27,834
Depreciation and amortization	15,348	24,459	2,659	7,384	867	—	50,717
Selling, general and other expenses	148,655	9,980	12,905	7,812	7,340	—	186,692
Total expenses	658,960	1,797,094	40,402	90,538	20,074	14,734	2,621,802
Income (loss) before income taxes and income (loss) related to associated companies	122,712	78,425	18,938	(77,025)	(17,738)	(14,734)	110,578
Income related to associated companies	—	—	10,235	3,389	480	—	14,104
Income (loss) before income taxes	$122,712	$78,425	$29,173	$(73,636)	$(17,258)	$(14,734)	$124,682

A summary of results for the six months ended June 30, 2017 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total
Net revenues	$1,579,058	$3,436,975	$115,563	$458,740	$10,026	$—	$5,600,362

Expenses:
Cost of sales	—	3,214,407	—	139,238	—	—	3,353,645
Compensation and benefits	911,194	19,144	30,132	9,369	25,917	—	995,756
Floor brokerage and clearing fees	90,293	—	—	—	—	—	90,293
Interest	—	4,068	19,861	1,825	—	29,464	55,218
Depreciation and amortization	30,949	46,858	5,564	15,122	1,734	—	100,227
Selling, general and other expenses	291,640	16,970	27,101	17,066	15,197	—	367,974
Total expenses	1,324,076	3,301,447	82,658	182,620	42,848	29,464	4,963,113
Income (loss) before income taxes and income (loss) related to associated companies	254,982	135,528	32,905	276,120	(32,822)	(29,464)	637,249
Income (loss) related to associated companies	—	—	(122,768)	7,238	1,060	—	(114,470)
Income (loss) before income taxes	$254,982	$135,528	$(89,863)	$283,358	$(31,762)	$(29,464)	$522,779

A summary of results for the three months ended June 30, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total
Net revenues	$720,930	$1,798,634	$(14,113)	$109,415	$10,492	$—	$2,625,358

Expenses:
Cost of sales	—	1,690,908	—	85,462	—	—	1,776,370
Compensation and benefits	415,316	9,635	15,929	7,505	9,706	—	458,091
Floor brokerage and clearing fees	43,591	—	—	—	—	—	43,591
Interest	—	3,796	3,470	721	—	14,719	22,706
Depreciation and amortization	14,633	22,785	3,369	9,038	944	—	50,769
Selling, general and other expenses	139,910	8,655	9,560	20,499	7,635	—	186,259
Total expenses	613,450	1,735,779	32,328	123,225	18,285	14,719	2,537,786
Income (loss) before income taxes and income related to associated companies	107,480	62,855	(46,441)	(13,810)	(7,793)	(14,719)	87,572
Income related to associated companies	—	—	45,322	5,966	602	—	51,890
Income (loss) before income taxes	$107,480	$62,855	$(1,119)	$(7,844)	$(7,191)	$(14,719)	$139,462

A summary of results for the six months ended June 30, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total
Net revenues	$1,021,716	$3,433,085	$(126,080)	$234,395	$77,348	$—	$4,640,464

Expenses:
Cost of sales	—	3,260,374	—	164,048	—	—	3,424,422
Compensation and benefits	765,435	18,968	29,192	14,749	19,154	—	847,498
Floor brokerage and clearing fees	84,070	—	—	—	—	—	84,070
Interest	—	7,763	6,392	1,436	—	29,433	45,024
Depreciation and amortization	29,223	45,411	6,091	17,767	1,887	—	100,379
Selling, general and other expenses	281,305	16,305	17,980	41,329	16,595	—	373,514
Total expenses	1,160,033	3,348,821	59,655	239,329	37,636	29,433	4,874,907
Income (loss) before income taxes and income related to associated companies	(138,317)	84,264	(185,735)	(4,934)	39,712	(29,433)	(234,443)
Income related to associated companies	—	—	58,315	12,794	833	—	71,942
Income (loss) before income taxes	$(138,317)	$84,264	$(127,420)	$7,860	$40,545	$(29,433)	$(162,501)
Jefferies

Jefferies is reflected in our consolidated financial statements and disclosures utilizing a one month lag; Jefferies year ends on November 30 and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies included in the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$781,672	$720,930	$1,579,058	$1,021,716

Expenses:
Compensation and benefits	450,522	415,316	911,194	765,435
Floor brokerage and clearing fees	44,435	43,591	90,293	84,070
Depreciation and amortization	15,348	14,633	30,949	29,223
Selling, general and other expenses	148,655	139,910	291,640	281,305
Total expenses	658,960	613,450	1,324,076	1,160,033

Income (loss) before income taxes	$122,712	$107,480	$254,982	$(138,317)

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

The following provides a summary of net revenues by source included in our three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Equities	$272,871	$224,411	$430,664	$227,174
Fixed income	159,583	239,166	382,253	296,845
Total sales and trading	432,454	463,577	812,917	524,019
Investment banking:
Capital markets:
Equities	74,902	60,905	136,468	104,904
Debt	125,847	46,124	288,475	103,397
Advisory	151,114	146,017	334,941	275,675
Total investment banking	351,863	253,046	759,884	483,976
Other	(2,645)	4,307	6,257	13,721

Total net revenues	$781,672	$720,930	$1,579,058	$1,021,716

Net Revenues

The increase in net revenues for Jefferies for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily reflects higher net revenues in equities and investment banking, partially offset by lower fixed income net revenues. The increase in equities revenues was primarily attributable to a net gain of $95.8 million recognized during the three months ended June 30, 2017 from Jefferies investment in KCG Holdings, Inc. (“KCG”), compared with $55.8 million in the comparable prior year quarter, as well as net revenues of $25.3 million from Jefferies share of its Jefferies Finance LLC (“Jefferies Finance”) joint venture, compared with a net loss of $16.6 million in the prior year quarter. Higher investment banking results during the three months ended June 30, 2017 reflect increased debt and equity capital markets revenues and advisory revenues, reflecting an improved environment for debt and equity new issuances compared with the prior year quarter. The decrease in fixed income net revenues is primarily due to lower volumes and volatility, which were prevalent throughout much of the quarter, which in turn negatively impacted Jefferies client flow oriented fixed income businesses compared with the prior year quarter. Net revenues in the three months ended June 30, 2017 included investment losses from managed funds of $6.8 million, compared with $2.6 million in the prior year quarter.

The increase in net revenues for Jefferies for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily reflects higher net revenues in investment banking, equities and fixed income. Higher investment banking results during the six months ended June 30, 2017 reflect increased debt and equity capital markets revenues and advisory revenues, as a result of higher transaction volumes. During the six months ended June 30, 2016, new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the six months ended June 30, 2016. The increase in fixed income net revenues is primarily due to higher levels of trading activity in the first quarter of 2017 due to improved market conditions compared with the prior year quarter. The increase in equities revenues was primarily attributable to a net gain of $99.1 million recognized during the six months ended June 30, 2017 from Jefferies investment in two equity securities, including KCG, compared with a net loss of $22.5 million during the six months ended June 30, 2016 from these two equity securities, as well as net revenues of $46.4 million from Jefferies share of its Jefferies Finance joint venture during the six months ended June 30, 2017, compared with a net loss of $38.9 million during the six months ended June 30, 2016. Net revenues in the six months ended June 30, 2017 included investment losses from managed funds of $5.9 million, compared with $4.3 million during the six months ended June 30, 2016.

Equities Net Revenues

Equities net revenues include equity commissions, equity security principal trading and investments (including Jefferies investment in KCG and other equity securities) and net interest revenue generated by its equities sales and trading, prime services and wealth management business relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies.  Equities net revenues include Jefferies share of the net earnings of its joint venture investments in Jefferies Finance and Jefferies LoanCore, LLC (“Jefferies LoanCore”), which are accounted for under the equity method.

Equities net revenues during the three months ended June 30, 2017 increased $48.5 million as compared to the three months ended June 30, 2016. Equities revenue for the three months ended June 30, 2017 include a net gain of $95.8 million from Jefferies investment in KCG, compared with $55.8 million in the 2016 period. On April 20, 2017, KCG entered into an agreement and plan of merger (“KCG Merger Agreement”) with Virtu Financial, Inc. Pursuant to the KCG Merger Agreement, each share of KCG’s issued and outstanding Class A common stock will be converted into the right to receive $20.00 in cash. The merger closed July 20, 2017.

Equities commission revenues increased in Jefferies Europe and Asia Pacific cash equities and electronic trading businesses due to increased trading volumes, partially offset by decreased commission revenues in its U.S. equity derivatives trading business due to lower institutional investor volumes during the three months ended June 30, 2017 as compared to the prior year quarter.

Equities trading revenues during the three months ended June 30, 2017 declined primarily due to lower trading revenues in Jefferies convertibles business as the prior year quarter included gains on convertible security positions. Additionally, certain strategic investments contributed negatively to equities revenues due to volatility and financial exposures compared with gains in the prior year period that were not repeated in the current year quarter.

Equities revenues during the three months ended June 30, 2017 include net revenues of $25.3 million from Jefferies share of Jefferies Finance, primarily due to an increase in activity, compared with a net loss of $16.6 million in the prior year quarter, primarily due to the mark down of certain loans held for sale. Net revenues from Jefferies share of Jefferies LoanCore during the three months ended June 30, 2017 decreased as compared to the 2016 period due to a decline in loan securitizations.

Equities net revenues during the six months ended June 30, 2017 increased $203.5 million as compared to the six months ended June 30, 2016. Equities revenue for the six months ended June 30, 2017 include a net gain of $99.1 million from Jefferies investment in two equity securities, including KCG, compared with a net loss of $22.5 million in the 2016 period from these two equity securities.

Equities commission revenues declined in Jefferies U.S. cash equities and equity derivative businesses during the six months ended June 30, 2017 as compared to the prior year period, due to reduced trading volumes and lower levels of volatility, partially offset by higher revenues in its Europe and Asia Pacific cash equities businesses due to increased trading volumes

Equities trading revenues during the six months ended June 30, 2017 declined due to reduced market making revenues. Equity derivatives trading revenues declined due to lower equity volatility. The decrease was partially offset in Jefferies U.S. cash equities business by lower block trading losses compared with the prior year period.

Equities revenues during the six months ended June 30, 2017 include net revenues of $46.4 million from Jefferies share of Jefferies Finance, primarily due to an increase in activity, compared with a net loss of $38.9 million in the prior year period, primarily due to the mark down of certain loans held for sale. Net revenues from Jefferies share of Jefferies LoanCore during the six months ended June 30, 2017 declined as compared to the 2016 period due to a decrease in loan closings and syndications.

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
Fixed income net revenues during the three months ended June 30, 2017 decreased $79.6 million as compared to the three months ended June 30, 2016. Jefferies recorded lower revenues in most of its businesses compared with the prior year quarter due to reduced trading volumes and lower levels of volatility, partially offset by higher revenues in Jefferies U.S. and international asset-backed and mortgages businesses. The trading environment during the prior year quarter was characterized by improved financial market and secondary market trading conditions.

Lower revenues in Jefferies U.S. and international rates business during the three months ended June 30, 2017 resulted from lower transaction volumes given decreased interest rate volatility, while the prior year quarter was characterized by monetary easing by the European Central Bank and new issuances by most European governments, rising oil prices and moderate economic growth in the U.S., which led to increased trading opportunities in our international and U.S. rates businesses. Revenues from Jefferies corporates businesses also decreased as compared to the prior year quarter due to decreased trading activity, as a result of lower new issuance activity and demand. Revenues in Jefferies leveraged credit business in the three months ended June 30, 2017 declined due to reduced volatility and decreased trading volumes within high yield and distressed products. Additionally, results in Jefferies emerging markets business were lower due to decreased trading volumes and lower levels of volatility in the emerging markets as compared with the prior year quarter. These were partially offset by higher revenues in Jefferies U.S. and international mortgages businesses due to improved trading volumes.

Fixed income net revenues during the six months ended June 30, 2017 increased $85.4 million as compared to the six months ended June 30, 2016. Jefferies recorded higher revenues compared with the prior year period due to improved trading conditions and an increase in transaction volumes. The trading environment during the prior year period was characterized by significant market dislocation and lower trading volumes.

Revenues in Jefferies leveraged credit business during the six months ended June 30, 2017 were strong on increased trading volumes within high yield and distressed products, as a result of an improved credit environment, as well as strategic growth in the business, compared with mark-to-market losses in the prior year period. Additionally, higher revenues in Jefferies European credit business were due to improved trading conditions and increased demand for higher yielding products, while volatile oil prices and uncertainty as to bank liquidity negatively impacted revenues in this business in the prior year period. Jefferies municipal securities business performed well during the 2017 period, driven by improved client activity. Revenues in Jefferies U.S. and international mortgages businesses increased due to improved trading volumes, compared with a market slowdown in the prior year period. These increases were partially offset by lower revenues in its U.S. rates business resulting from lower transaction volumes given decreased interest rate volatility, which presented reduced trading opportunities compared with the prior year period.

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
Total investment banking revenues were $351.9 million for the three months ended June 30, 2017, 39.1% higher than the three months ended June 30, 2016. This increase primarily reflects an improved environment for debt and equity new issuance. Advisory revenues for the three months ended June 30, 2017 increased 3.5% compared to the prior year quarter. Capital markets revenues for the three months ended June 30, 2017 increased 87.6% from the prior year quarter.

From equity and debt capital raising activities, Jefferies generated $74.9 million and $125.8 million in revenues, respectively, for the three months ended June 30, 2017. During the three months ended June 30, 2017, Jefferies completed 238 public and private debt financings that raised $66.9 billion in aggregate and Jefferies completed 51 public and private equity and convertible offerings that raised $13.9 billion (48 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $151.1 million, including revenues from 33 merger and acquisition transactions and two restructuring and recapitalization transactions with an aggregate transaction value of $36.9 billion.

Investment banking revenues were $253.0 million for the three months ended June 30, 2016. From equity and debt capital raising activities, Jefferies generated $60.9 million and $46.1 million in revenues, respectively. During the three months ended June 30, 2016, Jefferies completed 194 public and private debt financings that raised $44.2 billion in aggregate and Jefferies completed 30 public and private equity and convertible offerings that raised $6.5 billion (28 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $146.0 million, including revenues from 39 merger and acquisition transactions and two restructuring and recapitalization transactions with an aggregate transaction value of $17.9 billion.

Total investment banking revenues were $759.9 million for the six months ended June 30, 2017, 57.0% higher than the six months ended June 30, 2016. This increase was due to significantly increased debt capital markets revenues, equity capital markets revenues and advisory revenues as a result of higher transaction volumes. In the prior year period, new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the three months ended June 30, 2016. Advisory revenues for the six months ended June 30, 2017 increased 21.5% compared to the prior year period. Capital markets revenues for the six months ended June 30, 2017 increased 104.0% from the prior year quarter.

From equity and debt capital raising activities, Jefferies generated $136.5 million and $288.5 million in revenues, respectively, for the six months ended June 30, 2017. During the six months ended June 30, 2017, Jefferies completed 436 public and private debt financings that raised $118.9 billion in aggregate and Jefferies completed 91 public and private equity and convertible offerings that raised $34.4 billion (85 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $334.9 million, including revenues from 71 merger and acquisition transactions and six restructuring and recapitalization transactions with an aggregate transaction value of $77.1 billion.

Investment banking revenues were $484.0 million for the six months ended June 30, 2016. From equity and debt capital raising activities, Jefferies generated $104.9 million and $103.4 million in revenues, respectively. During the six months ended June 30, 2016, Jefferies completed 358 public and private debt financings that raised $79.3 billion in aggregate and Jefferies completed 51 public and private equity and convertible offerings that raised $11.2 billion (49 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $275.7 million, including revenues from 66 merger and acquisition transactions and four restructuring and recapitalization transactions with an aggregate transaction value of $58.4 billion.

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
Included in Compensation and benefits expense is share-based amortization expense for senior executive awards granted in February 2016 and January 2017, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such senior executive awards contain market and performance conditions and are being amortized over their respective future service periods. Compensation expense related to the amortization of share-based and cash-based awards amounted to $67.3 million and $65.4 million for the three months ended June 30, 2017 and 2016, respectively, and $134.8 million and $145.5 million for the six months ended June 30, 2017 and 2016, respectively. Compensation and benefits as a percentage of Net revenues was 58% and 58% for the three months ended June 30, 2017 and 2016, respectively, and 58% and 75% for the six months ended June 30, 2017 and 2016, respectively.

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
Non-compensation expenses increased during the three and six months ended June 30, 2017 as compared to the prior year periods. The increase in non-compensation expenses during the three months ended June 30, 2017 was primarily due to an increase in floor brokerage and clearing expenses due to increased commissions in certain Europe and Asia equities businesses and an increase in other expenses. The increase in non-compensation expenses during the six months ended June 30, 2017 was primarily due to an increase in floor brokerage and clearing expenses due to improved market and trading conditions across most core businesses, primarily in the first quarter of 2017, and higher professional services expenses due to higher legal and consulting fees as part of implementing various regulatory requirements, primarily in the first quarter of 2017.

National Beef

A summary of results of operations for National Beef for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$1,875,519	$1,798,634	$3,436,975	$3,433,085

Expenses:
Cost of sales	1,750,569	1,690,908	3,214,407	3,260,374
Compensation and benefits	9,832	9,635	19,144	18,968
Interest	2,254	3,796	4,068	7,763
Depreciation and amortization	24,459	22,785	46,858	45,411
Selling, general and other expenses	9,980	8,655	16,970	16,305
Total expenses	1,797,094	1,735,779	3,301,447	3,348,821

Income before income taxes	$78,425	$62,855	$135,528	$84,264
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
Revenues in the three months ended June 30, 2017 increased 4% in comparison to the same period in 2016, due to higher average selling prices, and an increase in the number of cattle processed. Cost of sales increased 4% for the three months ended June 30, 2017 as compared to the same period in 2016. The increase is primarily due to an increase in the price of fed cattle and an increase in volume. On a per head basis, the average selling price increased more than the cost of sales. The combined effects of increased margin per head and an increase in volume led to higher profitability in the 2017 period as compared to the 2016 period.
Revenues in the six months ended June 30, 2017 increased in comparison to the same period in 2016, due to an increase in the number of cattle processed offset by a decrease in average selling prices. Cost of sales decreased by 1% for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease is primarily due to a decrease in the price of fed cattle, partially offset by an increase in the number of cattle processed. Revenue and expense comparisons were also impacted by the first six months of 2017 being a twenty-five week period as compared to a twenty-six week period in the first six months of 2016. The combined effects of increased margin per head and an increase in volume led to higher profitability in the 2017 period as compared to the 2016 period, despite the 2017 period being one week shorter.

Corporate and Other Results
A summary of results of operations for corporate and other for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$2,336	$10,492	$10,026	$77,348

Expenses:
Compensation and benefits	11,867	9,706	25,917	19,154
Depreciation and amortization	867	944	1,734	1,887
Selling, general and other expenses	7,340	7,635	15,197	16,595
Total expenses	20,074	18,285	42,848	37,636

Income (loss) before income taxes and income related to associated companies	(17,738)	(7,793)	(32,822)	39,712
Income related to associated companies	480	602	1,060	833
Income (loss) before income taxes	$(17,258)	$(7,191)	$(31,762)	$40,545

Net revenues of corporate and other primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Net revenues for the six months ended June 30, 2017 and 2016, respectively, include a $6.1 million and $65.6 million increase in a trading asset which is held at fair value.

Corporate compensation and benefits includes accrued incentive bonus expense of $2.1 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively, and $6.3 million and $3.9 million for the six months ended June 30, 2017 and 2016, respectively. Share-based compensation expense was $4.7 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively, and $8.9 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively.

Income related to associated companies is comprised of our share of various investees' underlying net income or loss, none of which is significant during the three and six months ended June 30, 2017 and 2016.

Other Financial Services Businesses and Investments

A summary of results for other financial services businesses and investments for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$59,340	$(14,113)	$115,563	$(126,080)

Expenses:
Compensation and benefits	14,948	15,929	30,132	29,192
Interest	9,890	3,470	19,861	6,392
Depreciation and amortization	2,659	3,369	5,564	6,091
Selling, general and other expenses	12,905	9,560	27,101	17,980
Total expenses	40,402	32,328	82,658	59,655

Income (loss) before income taxes and income (loss) related to associated companies	18,938	(46,441)	32,905	(185,735)
Income (loss) related to associated companies	10,235	45,322	(122,768)	58,315
Income (loss) before income taxes	$29,173	$(1,119)	$(89,863)	$(127,420)

Our other financial services businesses and investments include the consolidated results of Leucadia Asset Management fund managers, the returns on our investments in these funds, the consolidated results of Foursight Capital and Chrome Capital (vehicle finance), our share of the income of Berkadia, the results of our investment in FXCM Group, LLC ("FXCM") and our share of the income of HomeFed.

Excluding the FXCM revenues discussed below, the net revenues in other financial services businesses and investments reflect revenue (losses) of $54.9 million and $33.7 million for the three months ended June 30, 2017 and 2016, respectively, and $100.3 million and $(25.0) million for the six months ended June 30, 2017 and 2016, respectively. The year-over-year increases in revenues primarily reflect greater returns on investments recorded at market value related to the Leucadia Asset Management businesses and growth in our vehicle finance business and at our 54 Madison real estate fund. All expense categories were impacted by the growth of our Leucadia Asset Management businesses and vehicle finance business for the three and six months ended June 30, 2017, as compared to the same periods of 2016. Pre-tax income (losses) related to our Leucadia Asset Management businesses totaled $13.4 million and $8.5 million for the three months ended June 30, 2017 and 2016, respectively, and $20.7 million and $(74.2) million for the six months ended June 30, 2017 and 2016, respectively. The increases primarily reflect greater returns on investments recorded at market value.

Income related to Berkadia was $16.2 million and $20.4 million for the three months ended June 30, 2017 and 2016, respectively, and $33.1 million and $33.5 million for the six months ended June 30, 2017 and 2016, respectively. Our share of income related to HomeFed was $9.3 million and $23.6 million for the three months ended June 30, 2017 and 2016, respectively, and $9.7 million and $22.3 million during the six months ended June 30, 2017 and 2016, respectively. The 2016 periods primarily reflect a reversal of HomeFed's deferred tax valuation allowance in the second quarter of 2016 as HomeFed concluded that it was more likely than not that they would have future taxable income sufficient to realize their net deferred tax asset.

As more fully discussed in Note 3 to our consolidated financial statements, on September 1, 2016, we, Global Brokerage Inc. ("Global Brokerage" and formerly FXCM Inc.) and Global Brokerage Holdings, LLC ("Global Brokerage Holdings" and formerly FXCM Holdings, LLC) entered into an agreement that amended the terms of our loan and associated rights. Among other changes, the amendments gave Leucadia a 49.9% common membership interest in FXCM and we gained the ability to significantly influence FXCM through the amendments and as a result, we account for our equity interest in FXCM under the equity method of accounting. Net revenues include gains of $4.4 million and $15.3 million, respectively, during the three and six months ended June 30, 2017 from our FXCM term loan and unrealized mark downs of $(47.9) million and $(101.1) million, respectively, during the three and six months ended June 30, 2016 from our FXCM term loan and related rights. This includes the component related to interest income, which is recorded within Principal transactions revenues. We also recorded losses, before impairment charges, related to our equity method investment in FXCM of $12.1 million and $31.8 million during the three and six months ended June 30, 2017, respectively.

During February 2017, Global Brokerage Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the National Futures Association ("NFA") and the Commodity Futures Trading Commission ("CFTC") against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. The NFA settlement has no monetary fine and the CFTC settlement has a $7 million fine. As part of the settlements, FXCM U.S. withdrew from business and agreed to sell FXCM U.S.'s customer accounts to Gain Capital Holdings, Inc. FXCM U.S. generated approximately 20% of FXCM's revenue, but was not profitable. FXCM also announced the implementation of a restructuring plan that included the termination of approximately 170 employees, which represented approximately 22% of its global workforce.

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

Other Merchant Banking Businesses and Investments

A summary of results for other merchant banking businesses and investments for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$13,513	$109,415	$458,740	$234,395

Expenses:
Cost of sales	69,982	85,462	139,238	164,048
Compensation and benefits	4,404	7,505	9,369	14,749
Interest	956	721	1,825	1,436
Depreciation and amortization	7,384	9,038	15,122	17,767
Selling, general and other expenses	7,812	20,499	17,066	41,329
Total expenses	90,538	123,225	182,620	239,329

Income (loss) before income taxes and income related to associated companies	(77,025)	(13,810)	276,120	(4,934)
Income related to associated companies	3,389	5,966	7,238	12,794
Income (loss) before income taxes	$(73,636)	$(7,844)	$283,358	$7,860

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

Net revenues for the three months ended June 30, 2017 include $75.0 million of unrealized losses from the change in value of our investment in HRG, $79.7 million from our manufacturing companies and $11.6 million from our oil and gas exploration and development businesses. Net revenues for the three months ended June 30, 2016 include $9.3 million of unrealized losses from the change in value of our investment in HRG, $106.0 million from our manufacturing companies and $8.6 million from our oil and gas exploration and development businesses. The decline in revenues from our manufacturing companies for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is due to the sale of Conwed in the first quarter of 2017.

Net revenues for the six months ended June 30, 2017 include $100.2 million of unrealized gains from the change in value of our investment in HRG, $339.8 million from our manufacturing companies, including the gain on the sale of Conwed of $178.2 million (including working capital adjustments), and $14.7 million from our oil and gas exploration and development businesses. Net revenues for the six months ended June 30, 2016 include $7.9 million of unrealized gains from the change in value of our investment in HRG, $201.8 million from our manufacturing companies and $18.5 million from our oil and gas exploration and development businesses.
As discussed further in Note 3 to our consolidated financial statements, Vitesse uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Net unrealized gains (losses) recorded related to these options were $1.7 million and $(4.6) million during the three months ended June 30, 2017 and 2016, respectively, and $5.0 million and $(5.0) million during the six months ended June 30, 2017 and 2016, respectively. JETX revenues during the three and six months ended June 30, 2017 were impacted by $3.3 million and $18.7 million, respectively, of unrealized losses on a trading asset which is held at fair value.
Total expenses decreased $32.7 million and $56.7 million, respectively, in the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily reflecting the sale of Conwed in early 2017 as well as lower costs for our oil and gas exploration and development businesses. Selling, general and other expenses for our oil and gas exploration and development businesses declined $11.4 million and $17.4 million, respectively, during the three and six months ended June 30, 2017 as compared to the same periods in 2016. The declines in both periods reflect expenses incurred in 2016 related to the write-down of certain JETX leases, exploration costs and a loss on the sale of an associated company.
Income related to Garcadia was $12.7 million and $13.9 million for the three months ended June 30, 2017 and 2016, respectively, and $26.0 million and $29.3 million for the six months ended June 30, 2017 and 2016, respectively. Losses related to Linkem were $8.9 million and $6.7 million for the three months ended June 30, 2017 and 2016, respectively, and $17.0 million and $14.9 million during the six months ended June 30, 2017 and 2016, respectively.
Pre-tax income for the three months ended June 30, 2017 includes $6.3 million from manufacturing and $3.4 million of income related to associated companies, offset by losses of $75.0 million related to our investment in HRG and pre-tax losses from the oil and gas exploration and development businesses of $1.9 million. The pre-tax loss for the three months ended June 30, 2016 includes losses of $9.3 million related to our investment in HRG and pre-tax losses from the oil and gas exploration and development businesses of $17.4 million offset partially by income of $11.7 million from manufacturing and $6.0 million of income related to associated companies. Pre-tax income for the six months ended June 30, 2017 includes $100.2 million related to our investment in HRG, $192.6 million from manufacturing, including the gain on the sale of Conwed of $178.2 million (including working capital adjustments) and $7.2 million of income related to associated companies, offset partially by pre-tax losses from the oil and gas exploration and development businesses of $12.5 million. Pre-tax income for the six months ended June 30, 2016 includes $7.9 million related to our investment in HRG, $20.5 million from manufacturing and $12.8 million of income related to associated companies, offset by pre-tax losses for the oil and gas exploration and development businesses of $28.2 million.
Parent Company Interest
Parent company interest totaled $14.7 million for both the three months ended June 30, 2017 and 2016 and $29.5 million and $29.4 million for the six months ended June 30, 2017 and 2016, respectively.
Income Taxes
For the three and six months ended June 30, 2017, our provisions for income taxes were $50.6 million and $154.8 million, respectively, representing an effective tax rate of 40.6% and 29.6%, respectively.  Our provisions for income taxes for the three and six months ended June 30, 2017 include a $9.0 million charge resulting from the revaluation of our deferred tax asset to take into account recently enacted New York State and City tax legislation.  The legislation will reduce the income apportioned to these jurisdictions in the future thereby reducing our effective rate.  This charge increased our effective tax rate for the three and six months ended June 30, 2017 by approximately 7.2% and 1.7%, respectively. Our provision for income taxes for the six months ended June 30, 2017 was also reduced by a $31.9 million benefit resulting from the repatriation of Jefferies earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits. This benefit reduced our effective tax rate for the six months ended June 30, 2017 by approximately 6.1%.
For the three and six months ended June 30, 2016, our provision (benefit) for income taxes was $68.9 million and $(14.5) million, respectively, representing an effective tax rate of 49.4% and 8.9%, respectively.  Tax expense for the three months ended June 30, 2016, includes an additional expense to bring the year-to-date tax expense in line with the projected full year effective rate at June 30, 2016. The projected 2016 full year effective rate was impacted during the second quarter by changes in the geographical mix of earnings among jurisdictions with differing tax rates. Additionally, our benefit for income taxes for the six months ended June 30, 2016 was reduced by a $23.6 million charge related to previously issued stock awards. The majority of the awards expired during the first quarter of 2016. The tax deductions associated with the remainder of the awards was less than the compensation cost recognized for financial reporting purposes. This charge impacted our effective tax rate for the six months ended June 30, 2016 by approximately 14.6%.
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

The tables below reconcile tangible capital to our U.S. GAAP balance sheet (in thousands):

	June 30, 2017
	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and other	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$4,356,793	$16,883	$31,131	$35,523	$221,607	$—	$4,661,937
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	919,011	—	—	—	—	—	919,011
Financial instruments owned	13,881,283	4,354	288,931	872,337	538,211	—	15,585,116
Investments in managed funds	169,476	—	333,818	—	—	—	503,294
Loans to and investments in associated companies	765,039	—	944,212	483,656	46,516	—	2,239,423
Securities borrowed	7,900,395	—	—	—	—	—	7,900,395
Securities purchased under agreements to resell	4,345,461	—	—	—	—	—	4,345,461
Receivables	4,465,726	233,300	1,088,431	44,646	42,477	—	5,874,580
Property, equipment and leasehold improvements, net	290,046	383,623	3,790	30,479	20,471	—	728,409
Intangible assets, net and goodwill	1,900,459	578,037	10,047	—	—	—	2,488,543
Deferred tax asset, net	341,117	—	—	—	981,326	—	1,322,443
Other assets	789,287	321,757	104,062	562,371	66,615	(36,602)	1,807,490
Total Assets	40,124,093	1,537,954	2,804,422	2,029,012	1,917,223	(36,602)	48,376,102

Liabilities
Long-term debt (1)	6,303,980	282,046	421,118	89,294	988,448	—	8,084,886
Other liabilities	28,205,074	249,937	563,139	38,441	158,119	(36,602)	29,178,108
Total liabilities	34,509,054	531,983	984,257	127,735	1,146,567	(36,602)	37,262,994

Redeemable noncontrolling interests	—	293,393	623	13,927	—	—	307,943
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	691	—	155,559	32,608	—	—	188,858
Total Leucadia National Corporation shareholders' equity	$5,614,348	$712,578	$1,663,983	$1,854,742	$645,656	$—	$10,491,307

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,614,348	$712,578	$1,663,983	$1,854,742	$645,656	$—	$10,491,307
Less: Intangible assets, net and goodwill	(1,900,459)	(578,037)	(10,047)	—	—	—	(2,488,543)
Tangible Capital	$3,713,889	$134,541	$1,653,936	$1,854,742	$645,656	$—	$8,002,764

(1) Long-term debt within Other financial services businesses and investments of $421.1 million at June 30, 2017, includes $343.1 million for 54 Madison Capital, LLC ("54 Madison"), $49.4 million for Foursight Capital and $28.6 million for Chrome Capital. Long-term debt within Other merchant banking businesses and investments of $89.3 million at June 30, 2017, includes $54.6 million for real estate associated with the Garcadia investment and $34.7 million for Vitesse.

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

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	June 30, 2017	December 31, 2016
Jefferies	$3,713,889	$3,514,471

National Beef	134,541	30,036

Other Financial Services Businesses and Investments:
Leucadia Asset Management (1)	706,661	483,687
FXCM	303,380	500,758
HomeFed	311,021	269,421
Berkadia	213,048	184,443
Foursight Capital and Chrome Capital	94,350	100,516
Other	25,476	(1,085)
Total Other Financial Services Businesses and Investments	1,653,936	1,537,740

Other Merchant Banking Businesses and Investments:
HRG	825,286	725,096
Vitesse	316,210	309,837
JETX	113,624	159,182
Garcadia	203,017	206,760
Linkem	191,737	154,000
Golden Queen	77,235	78,474
Idaho Timber	78,424	76,551
Conwed	—	100,649
Other	49,209	19,054
Total Other Merchant Banking Businesses and Investments	1,854,742	1,829,603

Corporate and other assets, net of all Corporate liabilities including long-term debt	645,656	702,572

Total Tangible Capital (2)	$8,002,764	$7,614,422

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

◦
Our investment in FXCM currently consists of a senior secured term loan due January 2018 ($122.1 million outstanding at June 30, 2017) and a 49.9% equity method interest in FXCM and up to 65% of all distributions. FXCM is a leading online provider of foreign exchange trading services.

◦
We own an approximate 70% equity method interest in HomeFed, which owns and develops residential and mixed-use real estate properties. HomeFed is a public company traded on the NASD OTC Bulletin Board.

◦
Berkadia, our 50-50 equity method joint venture with Berkshire Hathaway Inc., is a U.S. commercial real estate finance company providing capital solutions, investment sales advisory, research and mortgage servicing for multifamily and commercial properties.

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

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 53% of Linkem’s common equity at June 30, 2017. Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

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

In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time and are classified as trading assets, available for sale securities, receivables and investments in managed funds.  Together, these total $1,147.2 million at June 30, 2017, primarily comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate overhead expenses.

The parent company’s primary long-term cash requirement is to make principal payments on its long-term debt ($1.0 billion principal outstanding as of June 30, 2017), of which $750.0 million is due in 2023 and $250.0 million in 2043.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the costs thereof cannot be predicted.

In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE:SWM) for $295 million in cash plus potential earn-out payments over five years of up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds.
We received $50.8 million of principal and interest from FXCM during the six months ended June 30, 2017.

During the six months ended June 30, 2017, we invested $124.6 million in a separate account managed by Folger Hill Asia.

During the first quarter of 2017, we participated in a preferred equity financing for Linkem. Existing shareholders, along with funds managed by BlackRock, invested €100 million in cash in exchange for shares of Linkem to fund future expansion plans, of which Leucadia's share was €30 million ($32 million). The financing was based on a pre-money valuation of €700 million (post-money valuation of €800 million) and our fully-diluted ownership post-transaction is 53%.

During the six months ended June 30, 2017, we bought 783,889 common shares of HomeFed for $31.3 million in a privately-negotiated transaction.

During the six months ended June 30, 2017, we purchased a total of 1,359,053 of our common shares for $34.1 million (including $1.9 million which settled in July 2017), at an average price per share of $25.07. The Board of Directors has authorized the purchase of up to 25,000,000 common shares, which may be made from time to time in the open market, through block trades or otherwise. As of June 30, 2017, 15,000,000 common shares remain authorized for repurchase.

During the six months ended June 30, 2017, we paid two quarterly dividends of $0.0625 per share which aggregated $45.4 million.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At June 30, 2017, we had outstanding 358,644,711 common shares and 16,766,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 375,410,711 outstanding common shares if all awards become outstanding common shares). The 16,766,000 share-based awards include the target number of shares under the senior executive award plan, which is more fully discussed in Note 16.

Credit Ratings

From time to time in the past, we have accessed public and private credit markets and raised capital in underwritten bond financings. In addition, the ratings of Leucadia are a factor considered by rating agencies that rate the debt of our subsidiary companies, including Jefferies, whose access to external financing is important to its day to day operations.

Our long-term debt ratings are as follows:

	Rating	Outlook
Moody’s Investors Service	Ba1	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB-	Stable

In connection with presentations made to credit rating agencies with respect to the Jefferies acquisition, we advised the agencies that we would target specific concentration, leverage and liquidity principles, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.

Concentration Target: As a diversification measure, we limit cash investments such that our single largest investment does not exceed 20% of equity excluding Jefferies, and that our next largest investment does not exceed 10% of equity excluding Jefferies, in each case measured at the time the investment was made. National Beef is our largest investment and HRG is our next largest investment. There were no investments made during the quarter that approached 10% of equity excluding Jefferies.

Liquidity Target: We hold a liquidity reserve calculated as a minimum of twenty-four months of holding company expenses (excluding non-cash components), parent company interest, and dividends.  Maturities of parent company debt within the upcoming year are also included in the target; however, our next maturity is during 2023 so there is no current inclusion.

Liquidity reserve (in thousands):	June 30, 2017
Minimum reserve under liquidity target	$533,200
Actual liquidity	$1,147,243

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies) assuming the loss of our two largest investments.

Leverage target (dollars in thousands):	June 30, 2017
Total Leucadia National Corporation shareholders' equity	$10,491,307
Less, investment in Jefferies	(5,614,348)
Equity excluding Jefferies	4,876,959
Less, our two largest investments:
National Beef	(712,578)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,688,781
Less, net deferred tax asset excluding Jefferies amount	(981,326)
Equity in a stressed scenario less net deferred tax asset	$2,707,455
Parent company debt (see Note 14 to our consolidated financial statements)	$988,448
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.27	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.37	x

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
Net cash of $409.1 million was provided by operating activities and $26.1 million was used for operating activities during the six months ended June 30, 2017 and 2016, respectively.

•
Jefferies generated funds of $539.1 million during the six months ended June 30, 2017 and used funds of $449.3 million during the six months ended June 30, 2016.  Included in these amounts are distributions received from associated companies of $6.2 million during 2017 and $8.1 million during 2016.

•	National Beef generated funds of $77.6 million and $94.5 million during the six months ended June 30, 2017 and 2016.

•
Within our Other Financial Services Businesses and Investments, cash of $124.6 million and $49.6 million, respectively, was used during the six months ended June 30, 2017 and 2016 to make additional investments in the Leucadia Asset Management platform. Additionally, during the six months ended June 30, 2017 cash of $28.0 million was used to make additional investments in our trading portfolio. During the six months ended June 30, 2016, cash of $245.1 million was generated from our trading portfolio and $170.0 million from our investments in managed funds related to our Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $4.3 million during 2017 and $40.2 million during 2016. Cash used for operating activities also includes net cash used of $62.0 million during 2017 and $72.1 million during 2016 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•
Within our Other Merchant Banking Businesses and Investments, manufacturing generated funds of $13.6 million and $17.2 million during the six months ended June 30, 2017 and 2016, respectively. We received distributions from Garcadia, an associated company, of $22.4 million during 2017 and $23.4 million during 2016.

•	The change in operating cash flows also reflects greater interest payments during 2017 as compared to 2016.
Net cash of $200.9 million was provided by investing activities and $479.5 million was used for investing activities during the six months ended June 30, 2017 and 2016, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies include $39.9 million during 2017 and $62.9 million during 2016. Jefferies made loans to and investments in associated companies of $2,642.6 million during 2017 and $163.6 million during 2016. Jefferies received capital distributions and loan repayments from its associated companies of $2,579.7 million during 2017 and $313.4 million during 2016.

•	Acquisitions of property, equipment and leasehold improvements, and other assets within National Beef include $24.0 million during 2017 and $20.3 million during 2016.

•
Within our Other Financial Services Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets were $1.0 million during 2017 and $36.1 million during 2016. Advances on notes, loans and other receivables during 2017 and 2016 primarily relate to real estate projects in 54 Madison. Collections on notes, loans and other receivables during 2017 include $102.1 million related to real estate projects in 54 Madison and $50.8 million related to FXCM. Collections on notes, loans and other receivables during 2016 primarily relate to FXCM. Loans to and investments in associated companies include $31.3 million in HomeFed during 2017, and $35.4 million and $115.5 million, respectively, in 54 Madison during 2017 and 2016, of which $19.9 million and $68.9 million, respectively, of that was contributed from noncontrolling interests. Capital distributions include $8.3 million during 2017 related to 54 Madison.

•
Within our Other Merchant Banking Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas exploration and production businesses. They totaled $22.7 million during 2017 and $40.7 million during 2016. Proceeds from sale of subsidiary relates to the sale of Conwed. Loans to and investments in associated companies include $32.0 million and $33.3 million to Linkem during 2017 and 2016, respectively. We received capital distributions from Garcadia of $7.0 million during 2017 and $6.7 million during 2016.

Net cash of $243.3 million was provided by financing activities and $96.1 million was used for financing activities during the six months ended June 30, 2017 and 2016, respectively.

•
Issuance of debt includes $866.6 million during 2017 and $127.9 million during 2016 related to Jefferies. Repayment of debt includes $75.7 million during 2017 and $350.6 million during 2016 related to Jefferies. Net change in bank overdrafts of $1.5 million in 2017 and $54.5 million in 2016 related to Jefferies. Net change in other secured financings includes payments of $369.6 million during 2017 and $122.8 million during 2016 related to Jefferies.

•
Issuance of debt for National Beef includes $82.9 million during 2017 of borrowings under its bank credit facility. National Beef reflects repayment of debt of $77.6 million in 2017 and $57.8 million during 2016.

•
Within our Other Financial Services Businesses and Investments, borrowings include $144.4 million during 2017 and $281.7 million during 2016. Their repayment of debt includes $270.0 million during 2017 and $224.7 million during 2016. Net change in other secured financings includes proceeds of $105.6 million during 2017 and $187.3 million during 2016 related to our Other Financial Services Businesses and Investments. Contributions from noncontrolling interests include $24.4 million during 2017 and $109.7 million during 2016 related to 54 Madison.

•	Purchases of common shares for treasury relate to shares purchased in the open market and shares received from participants in our stock compensation plans in 2017 and 2016.

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
A business unit level balance sheet and cash capital analysis is prepared and reviewed with senior management on a weekly basis.  As a part of this balance sheet review process, capital is allocated to all assets and gross balance sheet limits are adjusted, as necessary.  This process ensures that the allocation of capital and costs of capital are incorporated into business decisions.  The goals of this process are to protect the Jefferies platform, enable the businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.
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

At June 30, 2017, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 2% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Securities purchased under agreements to resell:
Period end	$4,345	$3,862
Month end average	6,441	5,265
Maximum month end	7,814	7,001

Securities sold under agreements to repurchase:
Period end	$8,621	$6,792
Month end average	10,797	11,410
Maximum month end	12,822	16,620

Fluctuations in the balance of Jefferies repurchase agreements from period to period and intraperiod are dependent on business activity in those periods.  Additionally, the fluctuations in the balances of Jefferies securities purchased under agreements to resell over the periods presented are influenced in any given period by its clients’ balances and desires to execute collateralized financing arrangements via the repurchase market or via other financing products.  Average balances and period end balances will fluctuate based on market and liquidity conditions and Jefferies considers the fluctuations intraperiod to be typical for the repurchase market.

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
Sources of Liquidity
Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	June 30, 2017	Average Balance Second Quarter 2017 (1)	December 31, 2016
Cash and cash equivalents:
Cash in banks	$1,123,890	$1,016,169	$905,391
Certificates of deposit	25,000	28,257	25,000
Money market investments	3,207,903	2,280,325	2,599,066
Total cash and cash equivalents	4,356,793	3,324,751	3,529,457

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,149,058	1,220,733	1,455,398
Other (3)	310,960	506,610	318,646
Total other sources	1,460,018	1,727,343	1,774,044

Total cash and cash equivalents and other liquidity sources	$5,816,811	$5,052,094	$5,303,501

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for approximately 74.7% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  In addition, as a matter of Jefferies policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, certain of Jefferies trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies long-term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	June 30, 2017		December 31, 2016
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,064,270	$229,090	$1,815,819	$280,733
Corporate debt securities	2,013,811	31,179	1,818,150	—
U.S. Government, agency and municipal securities	2,093,676	349,550	3,157,737	600,456
Other sovereign obligations	2,077,725	847,031	2,258,035	854,942
Agency mortgage-backed securities (1)	1,861,205	—	1,090,391	—
Loans and other receivables	264,177	—	274,842	—
	$10,374,864	$1,456,850	$10,414,974	$1,736,131

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 75.0% of Jefferies cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis and the tenor of Jefferies repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies is financing. Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.
Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of June 30, 2017, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $439.1 million.  Interest under the bank lines is generally at a spread over the federal funds rate.

Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings outstanding for Jefferies were $537.3 million and $493.2 million for the three and six months ended June 30, 2017, respectively.
Jefferies short-term borrowings include the following facilities:

•
Intraday Credit Facility. The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At June 30, 2017, Jefferies was in compliance with all debt covenants under the Intraday Credit Facility.

•
Secured Revolving Loan Facilities. On October 29, 2015, Jefferies entered into a secured revolving loan facility (“First Secured Revolving Loan Facility”) whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million. On December 14, 2015, Jefferies entered into a second secured revolving loan facility ("Second Secured Revolving Loan Facility") whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million. The First Secured Revolving Loan Facility was terminated with an effective date of December 6, 2016. The Second Secured Revolving Loan Facility was terminated with an effective date of January 24, 2017.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $365.3 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at June 30, 2017.  Of the $365.3 million aggregate notes, $267.9 million matures in May 2018, but is currently redeemable at the option of the noteholders and all bears interest at a spread over one month LIBOR.  The remaining $97.4 million matures in February 2018 and bears interest at a spread over one month LIBOR.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at June 30, 2017 is $6.3 billion.  Jefferies long-term debt has a weighted average maturity of approximately seven years.

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $56.3 million.  For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
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

Jefferies LLC and Jefferies Execution’s net capital and excess net capital as of June 30, 2017 were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,388,388	$1,302,034
Jefferies Execution	$6,837	$6,587

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

As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $825.3 million at June 30, 2017.  Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $82.5 million.
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

(In millions) Risk Categories	VaR at May 31, 2017	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended May 31, 2017			VaR at February 28, 2017	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Three Months Ended February 28, 2017
		Average	High	Low		Average	High	Low
Interest Rates	$4.61	$5.39	$6.65	$3.89	$5.63	$7.69	$9.59	$5.44
Equity Prices	4.69	6.39	17.20	3.23	6.22	7.27	9.42	5.32
Currency Rates	0.16	0.24	0.65	0.08	0.09	0.20	0.60	0.07
Commodity Prices	0.65	1.01	1.70	0.56	0.85	0.89	2.20	0.39
Diversification Effect (2)	(2.09)	(3.82)	N/A	N/A	(4.10)	(5.75)	N/A	N/A
Firmwide	$8.02	$9.21	$17.55	$5.87	$8.69	$10.30	$13.03	$8.27

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR decreased to $9.21 million for the three months ended May 31, 2017 from $10.30 million for the three months ended February 28, 2017.  The decrease was primarily driven by the KCG Merger Agreement, which reduced volatility in the price of KCG shares, and lower interest rate volatility, partially offset by a decrease in the diversification benefit. Excluding the investment in KCG, average VaR increased to $8.81 million for the three months ended May 31, 2017 from $8.26 million for the three months ended February 28, 2017.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended May 31, 2017, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2017 (in thousands):

10% Sensitivity
Private investments	$16,452
Corporate debt securities in default	$4,939
Trade claims	$686

There were four days with trading losses out of a total of 64 trading days in the three months ended May 31, 2017, excluding Jefferies trading activity associated with the daily marking to market of Jefferies investment in KCG. Including Jefferies investment in KCG, there were only three days with trading losses.

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

•
Loans and lending arise in connection with Jefferies capital markets activities and represents the current exposure, amount at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that were outstanding.  In addition, credit exposures on forward settling traded loans are included in Jefferies loans and lending exposures for consistency with the Statement of Financial Condition categorization of these items.

•
Securities and margin finance includes credit exposure arising on securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements) to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.

•
Derivatives represent over-the-counter ("OTC") derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement.  Derivatives are accounted for at fair value net of cash collateral received or posted under credit support agreements.  In addition, credit exposures on forward settling trades are included in Jefferies derivative credit exposures.

•	Cash and cash equivalents include both interest-bearing and non-interest bearing deposits at banks.

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at June 30, 2017 and December 31, 2016 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
AAA Range	$—	$—	$2.2	$—	$—	$—	$2.2	$—	$3,212.8	$2,601.8	$3,215.0	$2,601.8
AA Range	44.1	44.0	88.3	87.3	4.0	2.1	136.4	133.4	52.8	37.0	189.2	170.4
A Range	1.4	4.2	596.1	539.2	120.2	214.7	717.7	758.1	920.2	814.1	1,637.9	1,572.2
BBB Range	0.7	4.9	211.2	117.3	6.5	9.4	218.4	131.6	53.5	51.2	271.9	182.8
BB or Lower	102.6	100.1	4.0	6.2	46.4	23.8	153.0	130.1	50.2	25.1	203.2	155.2
Unrated	65.9	93.5	—	—	—	—	65.9	93.5	67.3	0.3	133.2	93.8
Total	$214.7	$246.7	$901.8	$750.0	$177.1	$250.0	$1,293.6	$1,246.7	$4,356.8	$3,529.5	$5,650.4	$4,776.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Asia/Latin America/Other	$3.9	$4.9	$46.2	$16.3	$1.8	$32.7	$51.9	$53.9	$330.1	$165.8	$382.0	$219.7
Europe	0.9	—	331.5	234.4	18.8	20.9	351.2	255.3	351.5	248.0	702.7	503.3
North America	209.9	241.8	524.1	499.3	156.5	196.4	890.5	937.5	3,675.2	3,115.7	4,565.7	4,053.2
Total	$214.7	$246.7	$901.8	$750.0	$177.1	$250.0	$1,293.6	$1,246.7	$4,356.8	$3,529.5	$5,650.4	$4,776.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Asset Managers	$0.5	$—	$23.3	$39.7	$0.1	$10.9	$23.9	$50.6	$3,207.9	$2,599.5	$3,231.8	$2,650.1
Banks, Broker-dealers	1.4	0.2	588.2	435.9	134.1	170.4	723.7	606.5	1,148.9	930.0	1,872.6	1,536.5
Commodities	—	—	—	—	0.9	3.3	0.9	3.3	—	—	0.9	3.3
Corporates	183.6	204.4	—	—	28.7	18.4	212.3	222.8	—	—	212.3	222.8
Other	29.2	42.1	290.3	274.4	13.3	47.0	332.8	363.5	—	—	332.8	363.5
Total	$214.7	$246.7	$901.8	$750.0	$177.1	$250.0	$1,293.6	$1,246.7	$4,356.8	$3,529.5	$5,650.4	$4,776.2

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

The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$390.6	$(143.6)	$(134.5)	$0.8	$103.1	$9.9	$5.5	$226.3	$231.8
Germany	157.6	(237.1)	91.1	—	92.5	0.1	124.6	104.2	228.8
Japan	60.1	(41.1)	(0.2)	—	22.7	—	140.0	41.5	181.5
Netherlands	982.8	(917.1)	46.6	—	63.3	1.2	—	176.8	176.8
Hong Kong	28.2	(29.0)	10.7	—	0.5	—	101.8	10.4	112.2
Australia	63.1	(27.2)	11.7	3.9	17.8	0.9	2.1	70.2	72.3
Sweden	20.3	(24.2)	65.3	—	0.5	1.0	8.4	62.9	71.3
Puerto Rico	59.0	—	—	—	—	—	—	59.0	59.0
Switzerland	60.4	(32.4)	(3.8)	—	27.4	1.6	4.0	53.2	57.2
Spain	173.4	(237.2)	(2.4)	—	5.0	0.2	116.9	(61.0)	55.9
Total	$1,995.5	$(1,688.9)	$84.5	$4.7	$332.8	$14.9	$503.3	$743.5	$1,246.8

	December 31, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$318.9	$(166.4)	$815.3	$—	$86.9	$0.3	$111.9	$1,055.0	$1,166.9
Italy	1,069.8	(844.2)	69.8	—	—	0.2	—	295.6	295.6
France	356.2	(538.4)	419.5	—	24.8	3.4	—	265.5	265.5
United Kingdom	290.1	(136.4)	(12.7)	—	61.0	13.4	37.7	215.4	253.1
Spain	210.4	(151.7)	—	—	—	0.3	50.2	59.0	109.2
Hong Kong	34.0	(30.2)	1.3	—	0.5	—	79.1	5.6	84.7
Switzerland	80.7	(33.6)	12.1	—	11.4	2.2	4.1	72.8	76.9
Ireland	124.4	(61.2)	4.4	—	0.6	—	—	68.2	68.2
Singapore	36.2	(9.6)	3.9	—	—	—	16.1	30.5	46.6
Qatar	15.2	(0.7)	—	—	—	27.1	—	41.6	41.6
Total	$2,535.9	$(1,972.4)	$1,313.6	$—	$185.2	$46.9	$299.1	$2,109.2	$2,408.3

In addition, Jefferies' issuer and counterparty risk exposure to Puerto Rico was $59.0 million, as reflected in our Consolidated Statement of Financial Condition at June 30, 2017, which is in connection with its municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $73.8 billion in debt on a voluntary basis. At June 30, 2017, Jefferies had no material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2017.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 20, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended June 30, 2017:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	26,789	$26.22	—	16,161,588
May 1, 2017 to May 31, 2017	—	$—	—	16,161,588
June 1, 2017 to June 30, 2017 (3)	1,185,175	$25.24	1,161,588	15,000,000
Total	1,211,964		1,161,588

(1)
Includes an aggregate 50,376 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.

(3)	Includes 74,188 shares that settled in July 2017.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: August 2, 2017	By:	/s/ John M. Dalton
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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.