Form 10-Q
period 2017-09-30
LEUCADIA NATIONAL CORP
filed 2017-11-01
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock at October 25, 2017 was 356,273,068.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2017 and December 31, 2016
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$5,016,932	$3,807,558
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	903,744	857,337
Financial instruments owned, including securities pledged of $10,257,188 and $9,706,881:
Trading assets, at fair value	15,505,065	14,985,237
Available for sale securities	520,497	301,049
Total financial instruments owned	16,025,562	15,286,286
Investments in managed funds	541,275	515,318
Loans to and investments in associated companies	2,350,980	2,125,098
Securities borrowed	7,758,532	7,743,562
Securities purchased under agreements to resell	3,371,435	3,862,488
Receivables	5,507,847	4,425,178
Property, equipment and leasehold improvements, net	727,685	709,242
Intangible assets, net and goodwill	2,473,292	2,513,678
Deferred tax asset, net	1,262,648	1,461,815
Assets held for sale	—	128,083
Other assets	1,727,012	1,635,664
Total assets (1)	$47,666,944	$45,071,307

LIABILITIES
Short-term borrowings	$417,122	$525,842
Trading liabilities, at fair value	8,767,710	8,388,619
Securities loaned	2,763,253	2,819,132
Securities sold under agreements to repurchase	8,473,419	6,791,676
Other secured financings	892,692	1,026,429
Payables, expense accruals and other liabilities	7,104,957	7,373,708
Long-term debt	8,092,642	7,380,443
Total liabilities (1)	36,511,795	34,305,849

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	388,572	336,809
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 356,189,758 and 359,425,061 shares issued and outstanding, after deducting 60,203,260 and 56,947,654 shares held in treasury	356,190	359,425
Additional paid-in capital	4,731,811	4,812,587
Accumulated other comprehensive income	363,486	310,697
Retained earnings	5,000,423	4,645,391
Total Leucadia National Corporation shareholders’ equity	10,451,910	10,128,100
Noncontrolling interests	189,667	175,549
Total equity	10,641,577	10,303,649

Total	$47,666,944	$45,071,307

(1) Total assets include assets related to variable interest entities of $826.0 million and $815.8 million at September 30, 2017 and December 31, 2016, respectively, and Total liabilities include liabilities related to variable interest entities of $1,111.0 million and $1,284.7 million at September 30, 2017 and December 31, 2016, respectively. See Note 8 for additional information related to variable interest entities.
See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2017 and 2016
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2017	2016	2017	2016
Revenues:
Beef processing services	$2,038,821	$1,746,841	$5,472,339	$5,175,592
Commissions	139,082	152,044	437,547	454,025
Principal transactions	95,419	299,066	737,955	458,930
Investment banking	475,702	294,930	1,235,586	778,906
Interest income	253,974	226,648	727,202	690,257
Net realized securities gains	19,707	60	21,278	8,202
Other	119,187	164,121	580,069	366,423
Total revenues	3,141,892	2,883,710	9,211,976	7,932,335
Interest expense of Jefferies	245,370	207,335	715,092	615,496
Net revenues	2,896,522	2,676,375	8,496,884	7,316,839

Expenses:
Cost of sales	1,888,076	1,689,093	5,241,721	5,113,515
Compensation and benefits	504,831	418,715	1,500,587	1,266,213
Floor brokerage and clearing fees	42,852	40,189	133,145	124,259
Interest	27,325	23,121	82,543	68,145
Depreciation and amortization	55,424	52,691	155,651	153,070
Selling, general and other expenses	208,044	239,160	576,018	612,674
	2,726,552	2,462,969	7,689,665	7,337,876

Income (loss) before income taxes and income (loss) related to associated companies	169,970	213,406	807,219	(21,037)
Income (loss) related to associated companies	30,057	36,503	(84,413)	108,445
Income before income taxes	200,027	249,909	722,806	87,408
Income tax provision	63,260	73,703	218,054	59,192
Net income	136,767	176,206	504,752	28,216
Net (income) loss attributable to the noncontrolling interests	(28)	1,870	1,941	3,682
Net income attributable to the redeemable noncontrolling interests	(36,216)	(22,702)	(64,538)	(40,084)
Preferred stock dividends	(1,172)	(1,016)	(3,203)	(3,047)

Net income (loss) attributable to Leucadia National Corporation common shareholders	$99,351	$154,358	$438,952	$(11,233)

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$0.27	$0.41	$1.19	$(0.03)

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$0.27	$0.41	$1.17	$(0.03)

Dividends per common share	$0.1000	$0.0625	$0.2250	$0.1875

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended September 30, 2017 and 2016
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2017	2016	2017	2016

Net income	$136,767	$176,206	$504,752	$28,216
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(598), $2,937, $5,106 and $1,639	(1,030)	5,064	8,767	2,826
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $(257), $(1), $14 and $5	443	1	(24)	(8)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(341), $2,938, $5,092 and $1,634	(587)	5,065	8,743	2,818

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $4,374, $262, $12,929 and $1,588	11,250	(55,573)	49,125	(77,309)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $(11), $0, $1,086 and $0	20	—	5,310	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $4,385, $262, $11,843 and $1,588	11,270	(55,573)	54,435	(77,309)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $2,149, $(1,627), $(5,270) and $(3,077)	3,508	(2,466)	(8,870)	(4,771)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $2,149, $(1,627), $(5,270) and $(3,077)	3,508	(2,466)	(8,870)	(4,771)

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	(1,585)	—	(1,585)	—
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $0, $0, $0 and $0	(1,585)	—	(1,585)	—

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Less: reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(201), $(175), $(1,835) and $(526)	438	383	66	1,150
Net change in pension liability, net of income tax provision (benefit) of $201, $175, $1,835 and $526	438	383	66	1,150

Other comprehensive income (loss), net of income taxes	13,044	(52,591)	52,789	(78,112)

Comprehensive income (loss)	149,811	123,615	557,541	(49,896)
Comprehensive (income) loss attributable to the noncontrolling interests	(28)	1,870	1,941	3,682
Comprehensive income attributable to the redeemable noncontrolling interests	(36,216)	(22,702)	(64,538)	(40,084)
Preferred stock dividends	(1,172)	(1,016)	(3,203)	(3,047)

Comprehensive income (loss) attributable to Leucadia National Corporation common shareholders	$112,395	$101,767	$491,741	$(89,345)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017 and 2016
(In thousands)
(Unaudited)

	2017	2016
Net cash flows from operating activities:
Net income	$504,752	$28,216
Adjustments to reconcile net income to net cash provided by operations:
Deferred income tax provision	185,994	52,241
Depreciation and amortization of property, equipment and leasehold improvements	109,061	106,948
Other amortization	13,418	13,510
Share-based compensation	31,494	24,936
Provision for doubtful accounts	33,163	26,372
Net securities gains	(21,278)	(8,202)
(Income) loss related to associated companies	19,090	(92,583)
Distributions from associated companies	100,033	118,855
Net losses related to property and equipment, and other assets	10,290	73,384
Gain on sale of subsidiary	(178,236)	—
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(45,746)	(277,019)
Trading assets	(613,332)	2,190,420
Investments in managed funds	(24,226)	44,306
Securities borrowed	—	(1,510,588)
Securities purchased under agreements to resell	524,937	(248,931)
Receivables from brokers, dealers and clearing organizations	(602,761)	(364,929)
Receivables from customers of securities operations	(458,066)	331,266
Other receivables	(157,062)	(124,191)
Other assets	(55,027)	(310,542)
Trading liabilities	328,060	1,268,979
Securities loaned	(68,310)	(22,326)
Securities sold under agreements to repurchase	1,668,725	(1,824,027)
Payables to brokers, dealers and clearing organizations	(652,668)	777,228
Payables to customers of securities operations	162,387	(31,159)
Trade payables, expense accruals and other liabilities	123,448	79,650
Other	73,525	9,117
Net cash provided by operating activities	1,011,665	330,931

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(129,358)	(255,367)
Proceeds from disposals of property and equipment, and other assets	27,688	58,650
Proceeds from sale of subsidiary, net of expenses and cash of operations sold	289,767	—
Acquisitions, net of cash acquired	—	(9,673)
Advances on notes, loans and other receivables	(37,805)	(234,091)
Collections on notes, loans and other receivables	267,170	52,507
Loans to and investments in associated companies	(3,043,800)	(530,883)
Capital distributions and loan repayments from associated companies	2,765,006	495,246
Purchases of investments (other than short-term)	(770,687)	(507,048)
Proceeds from maturities of investments	196,493	122,041
Proceeds from sales of investments	412,158	251,918
Other	1,341	(1,846)
Net cash (used for) investing activities	(22,027)	(558,546)
(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the nine months ended September 30, 2017 and 2016
(In thousands)
(Unaudited)

	2017	2016
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,594,460	$614,062
Other change in short-term borrowings, net	4,282	120,865
Repayment of debt	(1,063,058)	(760,274)
Net change in other secured financings	(134,743)	(2,194)
Net change in bank overdrafts	(5,764)	(56,126)
Issuance of common shares	1,288	894
Net distributions to redeemable noncontrolling interests	(37,214)	(18,469)
Distributions to noncontrolling interests	(9,617)	(2,044)
Contributions from noncontrolling interests	25,724	116,847
Purchase of common shares for treasury	(75,930)	(59,784)
Dividends paid	(81,445)	(68,633)
Other	—	388
Net cash provided by (used for) financing activities	217,983	(114,468)

Effect of foreign exchange rate changes on cash	4,889	(17,590)

Change in cash classified as assets held for sale	(3,136)	—

Net increase (decrease) in cash and cash equivalents	1,209,374	(359,673)

Cash and cash equivalents at January 1,	3,807,558	3,638,648

Cash and cash equivalents at September 30,	$5,016,932	$3,278,975

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2017 and 2016
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2016	$362,617	$4,986,819	$438,793	$4,612,982	$10,401,211	$64,679	$10,465,890
Net loss				(11,233)	(11,233)	(3,682)	(14,915)
Other comprehensive loss, net of taxes			(78,112)		(78,112)		(78,112)
Contributions from noncontrolling interests					—	118,940	118,940
Distributions to noncontrolling interests					—	(2,044)	(2,044)
Deconsolidation of asset management entities					—	(385)	(385)
Change in interest in consolidated subsidiary		(282)			(282)	282	—
Share-based compensation expense		24,936			24,936		24,936
Change in fair value of redeemable noncontrolling interests		(132,831)			(132,831)		(132,831)
Purchase of common shares for treasury	(4,300)	(68,824)			(73,124)		(73,124)
Dividends ($.1875 per common share)				(70,420)	(70,420)		(70,420)
Other	1,354	(1,829)			(475)	17	(458)

Balance, September 30, 2016	$359,671	$4,807,989	$360,681	$4,531,329	$10,059,670	$177,807	$10,237,477

Balance, January 1, 2017	$359,425	$4,812,587	$310,697	$4,645,391	$10,128,100	$175,549	$10,303,649
Net income				438,952	438,952	(1,941)	437,011
Other comprehensive income, net of taxes			52,789		52,789		52,789
Contributions from noncontrolling interests					—	25,724	25,724
Distributions to noncontrolling interests					—	(9,617)	(9,617)
Change in interest in consolidated subsidiary		48			48	(48)	—
Share-based compensation expense		31,494			31,494		31,494
Change in fair value of redeemable noncontrolling interests		(24,404)			(24,404)		(24,404)
Exercise of options to purchase common shares	20	442			462		462
Purchase of common shares for treasury	(3,883)	(92,999)			(96,882)		(96,882)
Dividends ($.225 per common share)				(83,920)	(83,920)		(83,920)
Other	628	4,643			5,271		5,271

Balance, September 30, 2017	$356,190	$4,731,811	$363,486	$5,000,423	$10,451,910	$189,667	$10,641,577

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

Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking, investment sales and servicing), FXCM (provider of online foreign exchange trading services), HomeFed (publicly traded real estate company) and Foursight Capital (vehicle finance).  We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group (insurance and consumer products), Vitesse Energy and JETX Energy (oil and gas exploration and development), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Idaho Timber (manufacturing company) and Golden Queen (gold and silver mining). The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities, or in other ways, depending on the structure of our specific holdings.

Jefferies is a global full-service, integrated securities and investment banking firm.  In March 2013, Jefferies became an indirect wholly-owned subsidiary of Leucadia, yet retains a separate credit rating and continues to be a separate SEC reporting company.  Through Jefferies, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), our joint venture with Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans.  Through Jefferies, we also own a 48.5% voting interest in Jefferies LoanCore, LLC ("Jefferies LoanCore"), a joint venture with the Government of Singapore Investment Corporation, the Canadian Pension Plan Investment Board and LoanCore, LLC.  Jefferies LoanCore originates, purchases and securitizes commercial real estate loans throughout the U.S. On October 31, 2017, Jefferies sold all of its membership interests in Jefferies LoanCore for approximately $170 million, the estimated book value as of October 31, 2017. In addition, Jefferies may be entitled to additional cash consideration over the next five years in the event Jefferies LoanCore's yearly return on equity exceeds certain thresholds.

Jefferies has a November 30 year-end, which it retains for standalone reporting purposes.  We reflect Jefferies in our consolidated financial statements utilizing a one month lag.  We have reviewed Jefferies business and internal operating results for the month of September 2017 for the purpose of evaluating whether financial statement disclosure or adjustments are required in this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

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

Our investment in FXCM Group, LLC ("FXCM") and associated companies consists of a senior secured term loan due January 2018 ($67.6 million outstanding at September 30, 2017), a 49.9% common membership interest in FXCM and up to 65% of all distributions. FXCM's six-member board is comprised of three directors appointed by Leucadia and three directors appointed by Global Brokerage Holdings, LLC ("Global Brokerage Holdings" and formerly FXCM Holdings, LLC). See Notes 3 and 9 to our consolidated financial statements for additional information.

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

We own approximately 23% of HRG Group, Inc. ("HRG"), a publicly traded company (NYSE: HRG), and we reflect this investment at fair value based on quoted market prices. HRG primarily owns approximately 59% of Spectrum Brands, a publicly traded (NYSE: SPB) global consumer products company; an approximately 80% ownership stake in Fidelity & Guaranty Life ("FGL"), a publicly traded (NYSE: FGL) life insurance and annuity products company; and Front Street, a long-term reinsurance company. On May 24, 2017, FGL and CF Corporation entered into a definitive agreement and plan of merger pursuant to which CF Corporation will acquire FGL for $31.10 per share in cash. The transaction is expected to close in the fourth quarter of 2017.

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

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 53% of Linkem's common equity at September 30, 2017.  Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band.  Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

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

Conwed Plastics ("Conwed") was our consolidated subsidiary that manufactured and marketed lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments over five years of up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. We recognized a $178.2 million pre-tax gain (net of working capital adjustments) on the sale of Conwed in Other revenues during the nine months ended September 30, 2017.

Note 2.  Basis of Presentation and Significant Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in our Annual Report on Form 10-K.  These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented.  Results of operations for interim periods are not necessarily indicative of annual results of operations. For a detailed discussion about the Company’s significant accounting policies, see Note 2, Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2016. Other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy updates are attributable to the implementation of hedge accounting in connection with an interest rate swap entered into during the nine months ended September 30, 2017 and the adoption of the Financial Accounting Standards Board (“FASB”) guidance on improvements to employee share-based payment accounting.

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

Hedge Accounting

Jefferies applies hedge accounting using interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate senior long-term debt. Jefferies interest rate swaps are included as derivative contracts in Trading assets and Trading liabilities in the Consolidated Statements of Financial Condition. Jefferies uses regression analysis to perform ongoing prospective and retrospective assessments of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the change in fair value of the interest rate swap and the change in the fair value of the long-term debt due to changes in the benchmark interest rate offset within a range of 80% to 125%. The impact of valuation adjustments related to Jefferies own credit spreads and counterparty credit spreads are included in the assessment of effectiveness.

For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative and the change in fair value of the long-term debt provide offset of one another, and together with any resulting ineffectiveness, are recorded in Interest expense. See Note 4 for further information.

Receivables

At September 30, 2017 and December 31, 2016, Receivables include receivables from brokers, dealers and clearing organizations of $2,674.7 million and $2,062.9 million, respectively, and receivables from customers of securities operations of $1,291.5 million and $843.1 million, respectively.

Payables, expense accruals and other liabilities

At September 30, 2017 and December 31, 2016, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,668.9 million and $3,290.4 million, respectively, and payables to customers of securities operations of $2,459.7 million and $2,297.3 million, respectively.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment that the carrying value of such assets may not be recoverable. In the third quarter of 2016, JETX recorded impairment charges in Selling, general and other expenses of $55.0 million related to write-downs of unproved oil and gas properties. JETX assesses its unproved oil and gas properties for impairment based on remaining lease terms, drilling results or future plans to develop acreage and they record impairment expense for any decline in value. In the third quarter of 2016, JETX curtailed development of its southern acreage in the East Eagle Ford and its Houston County acreage. As a result, an impairment was recorded for the difference between the carrying value and the estimated net realizable value of the acreage.

In the third quarter of 2017, JETX decided to focus on its other higher returning acreage and as a result wrote off the remaining carrying value for its Houston County acreage. JETX recorded an impairment charge of $10.1 million in Selling, general and other expenses in the third quarter of 2017 related to the write-down of unproved oil and gas properties.

Supplemental Cash Flow Information

	For the Nine Months Ended September 30,

	2017	2016
Cash paid during the year for:	(In thousands)
Interest	$837,020	$727,115
Income tax payments (refunds), net	$9,183	$(13,933)
During the nine months ended September 30, 2016, we had $334.5 million in non-cash investing activities related to the transfer of the investment in FXCM from Trading assets to Loans to and investments in associated companies.
During the nine months ended September 30, 2017 and 2016, we had $21.0 million and $13.3 million, respectively, in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to quarter end.

Accounting Developments - Accounting Standards to be Adopted in Future Periods

Revenue Recognition.  In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance is effective for interim and annual periods beginning after December 15, 2017.  We intend to adopt the new guidance using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings. The evaluation of the impact this new guidance will have on our consolidated financial statements is ongoing. Our implementation efforts include the identification of revenue streams within the scope of the guidance, the evaluation of certain revenue contracts and education and discussion with our consolidated subsidiaries. The below focuses on our two largest consolidated subsidiaries, whose combined revenues make up more than 92% of our Net revenues in the Consolidated Statements of Operations for the nine months ended September 30, 2017. We continue to evaluate revenues for our consolidated subsidiaries not disclosed below, however, we do not expect the adoption of the new guidance for these subsidiaries to have a material impact on our consolidated financial statements.

For Jefferies, as the new revenue recognition guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, Jefferies does not expect the guidance to have a material impact on the elements of its revenues most closely associated with financial instruments, including Principal transaction revenues, Interest income and Interest expense. Jefferies evaluation of the impact of the new guidance on its consolidated financial statements is ongoing. Jefferies continues to evaluate the timing of recognition for each revenue stream within scope, which includes investment banking and asset management fees which may be accelerated or deferred depending on the features of the client arrangements, and the timing and presentation of certain related investment banking expenses (whether presented gross or offset against revenues).

National Beef's evaluation of the impact of the new guidance on its consolidated financial statements is ongoing. National Beef continues to evaluate its revenue streams and its contracts with customers within each revenue stream, however, National Beef does not expect the adoption of the new revenue standard to materially impact its consolidated financial statements.

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

Derivatives and hedging. In August 2017, the FASB issued new guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities, short-term borrowings, long-term debt and other secured financings that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") (within trading assets) of $24.2 million and $24.3 million, respectively, by level within the fair value hierarchy at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,740,135	$83,565	$22,174	$—	$2,845,874
Corporate debt securities	—	2,732,943	25,015	—	2,757,958
Collateralized debt obligations and collateralized loan obligations	—	54,433	50,070	—	104,503
U.S. government and federal agency securities	1,834,270	95,175	—	—	1,929,445
Municipal securities	—	680,634	—	—	680,634
Sovereign obligations	1,384,264	668,053	—	—	2,052,317
Residential mortgage-backed securities	—	1,671,170	20,649	—	1,691,819
Commercial mortgage-backed securities	—	508,665	17,636	—	526,301
Other asset-backed securities	—	157,354	68,946	—	226,300
Loans and other receivables	—	2,014,650	62,656	—	2,077,306
Derivatives	67,929	2,713,413	2,671	(2,595,355)	188,658
Investments at fair value	—	—	328,969	—	328,969
FXCM term loan	—	—	70,800	—	70,800
Total trading assets, excluding investments at fair value based on NAV	$6,026,598	$11,380,055	$669,586	$(2,595,355)	$15,480,884

Available for sale securities:
Corporate equity securities	$93,355	$—	$—	$—	$93,355
Corporate debt securities	—	179	—	—	179
U.S. government securities	345,740	—	—	—	345,740
Residential mortgage-backed securities	—	37,090	—	—	37,090
Commercial mortgage-backed securities	—	10,908	—	—	10,908
Other asset-backed securities	—	33,225	—	—	33,225
Total available for sale securities	$439,095	$81,402	$—	$—	$520,497

Liabilities:
Trading liabilities:
Corporate equity securities	$1,585,186	$23,821	$119	$—	$1,609,126
Corporate debt securities	—	1,574,931	522	—	1,575,453
U.S. government and federal agency securities	1,314,800	—	—	—	1,314,800
Municipal securities	—	44	—	—	44
Sovereign obligations	1,600,423	653,106	—	—	2,253,529
Commercial mortgage-backed securities	—	979	35	—	1,014
Loans	—	1,434,380	3,285	—	1,437,665
Derivatives	148,296	3,134,145	7,753	(2,714,115)	576,079
Total trading liabilities	$4,648,705	$6,821,406	$11,714	$(2,714,115)	$8,767,710
Short-term borrowings	$—	$4,281	$—	$—	$4,281
Long-term debt - structured notes	$—	$553,870	$—	$—	$553,870

	December 31, 2016
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,522,977	$92,839	$21,739	$—	$2,637,555
Corporate debt securities	—	2,675,020	25,005	—	2,700,025
Collateralized debt obligations and collateralized loan obligations	—	54,306	54,354	—	108,660
U.S. government and federal agency securities	2,389,397	56,726	—	—	2,446,123
Municipal securities	—	708,469	27,257	—	735,726
Sovereign obligations	1,432,556	990,492	—	—	2,423,048
Residential mortgage-backed securities	—	960,494	38,772	—	999,266
Commercial mortgage-backed securities	—	296,405	20,580	—	316,985
Other asset-backed securities	—	63,587	40,911	—	104,498
Loans and other receivables	—	1,557,233	81,872	—	1,639,105
Derivatives	3,825	4,616,822	6,429	(4,255,998)	371,078
Investments at fair value	—	—	314,359	—	314,359
FXCM term loan	—	—	164,500	—	164,500
Total trading assets, excluding investments at fair value based on NAV	$6,348,755	$12,072,393	$795,778	$(4,255,998)	$14,960,928

Available for sale securities:
Corporate equity securities	$79,425	$—	$—	$—	$79,425
Corporate debt securities	—	179	—	—	179
U.S. government securities	174,933	—	—	—	174,933
Residential mortgage-backed securities	—	19,133	—	—	19,133
Commercial mortgage-backed securities	—	8,337	—	—	8,337
Other asset-backed securities	—	19,042	—	—	19,042
Total available for sale securities	$254,358	$46,691	$—	$—	$301,049

Liabilities:
Trading liabilities:
Corporate equity securities	$1,593,548	$16,806	$313	$—	$1,610,667
Corporate debt securities	—	1,718,424	523	—	1,718,947
U.S. government and federal agency securities	976,497	—	—	—	976,497
Sovereign obligations	1,375,590	1,253,754	—	—	2,629,344
Loans	—	801,977	378	—	802,355
Derivatives	2,566	4,867,586	9,870	(4,229,213)	650,809
Total trading liabilities	$3,948,201	$8,658,547	$11,084	$(4,229,213)	$8,388,619
Other secured financings	$—	$41,350	$418	$—	$41,768
Long-term debt - structured notes	$—	$248,856	$—	$—	$248,856

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

•
Non-exchange Traded Equity Securities:  Non-exchange traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed from recently executed market transactions and are categorized within Level 2 of the fair value hierarchy.  Where such information is not available, non-exchange traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/Earnings before interest, taxes, depreciation and amortization ("EBITDA"), price/book value), discounted cash flow analyses and transaction prices observed from subsequent financing or capital issuance by Jefferies.  When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•
Equity Warrants:  Non-exchange traded equity warrants are measured primarily using pricing data from external pricing services, prices observed from recently executed market transactions and broker quotations and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•
Corporate Bonds:  Corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed from recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve.  Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy.  If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions.  Corporate bonds measured using alternative valuation techniques are categorized within Level 3 of the fair value hierarchy and are a limited portion of our corporate bonds.

•
High Yield Corporate and Convertible Bonds:  A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed from recently executed market transactions of comparable size.  Where pricing data is less observable, valuations are categorized within Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financings or recapitalizations, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

Collateralized Debt Obligations and Collateralized Loan Obligations

Collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) are measured based on prices observed from recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs.  Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria including, but not limited to, collateral type, tranche type, rating, origination year, prepayment rates, default rates, and loss severity.

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

•
Agency Residential Interest-Only and Inverse Interest-Only Securities ("Agency Inverse IOs"):  The fair value of Agency Inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral.  We use prices observed from recently executed transactions to develop market-clearing spread and yield curve assumptions.  Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age.  Agency Inverse IOs are categorized within Level 2 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

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

•
Non-Agency Commercial Mortgage-Backed Securities:  Non-agency commercial mortgage-backed securities are measured using pricing data obtained from external pricing services and prices observed from recently executed market transactions and are categorized within Level 2 and Level 3 of the fair value hierarchy.

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables, student loans and other consumer loans and are categorized within Level 2 and Level 3 of the fair value hierarchy.  Valuations are primarily determined using pricing data obtained from external pricing services and broker quotes and prices observed from recently executed market transactions.

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

Investment in FXCM

FXCM is an online provider of foreign exchange trading services.  In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017 (the term of which was subsequently extended by one year to January 2018), with rights to a variable proportion of certain future distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018.  The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum.  During the nine months ended September 30, 2017, interest accrued at 20.5% per annum. During the nine months ended September 30, 2017, we received $111.3 million of principal and interest from FXCM and $67.6 million of principal remained outstanding under the term loan as of September 30, 2017.  Through September 30, 2017, we have received cumulatively $328.0 million of principal, interest and fees from our initial $279.0 million investment in FXCM.

Through September 1, 2016, the total amount of our investment in FXCM was reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, were included within Principal transactions in the Consolidated Statements of Operations.  We recorded gains (losses) in Principal transactions of $2.3 million and $17.6 million during the three and nine months ended September 30, 2017, respectively, from our term loan and $42.7 million and $(58.3) million during the three and nine months ended September 30, 2016, respectively, from our term loan and related rights.

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

During February 2017, Global Brokerage Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the National Futures Association ("NFA") and the Commodity Futures Trading Commission ("CFTC") against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. The NFA settlement has no monetary fine and the CFTC settlement has a $7 million fine. As part of the settlements, FXCM U.S. withdrew from business and agreed to sell FXCM U.S.'s customer accounts to Gain Capital Holdings, Inc. FXCM U.S. generated approximately 20% of FXCM's revenue, but was not profitable. FXCM also announced the implementation of a restructuring plan that included the termination of approximately 170 employees, which represented approximately 22% of its global workforce. The proceeds from the sale of the U.S. accounts, net of closure and severance costs, as well as regulatory capital released after a sale, has been used to pay down the Leucadia term loan. As part of the settlement, Leucadia, Global Brokerage Holdings and FXCM have amended the management and incentive compensation agreements, giving any three directors of the FXCM board the right to terminate management and any unvested incentive compensation at any time. On October 1, 2017, the management agreement between FXCM and Global Brokerage Holdings was terminated.

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

Through the amendments on September 1, 2016, our derivative rights were exchanged for a 49.9% common membership interest in FXCM and up to 65% of all distributions. We gained the ability to significantly influence FXCM through our common membership interest and our seats on the board of directors. As a result, we classify our equity investment in FXCM in our September 30, 2017 Consolidated Statement of Financial Condition as Loans to and investments in associated companies. We account for our equity interest on a one month lag. As the amendments only extended the maturity of the term loan, we continue to use the fair value option and classify our term loan within Trading assets, at fair value.

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

Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($70.8 million) and the investment in associated company ($170.6 million), which totaled $241.4 million at September 30, 2017.

We estimate the fair value of our term loan by using a valuation model with inputs including management’s assumptions concerning the amount and timing of expected cash flows, the loan’s implied credit rating and effective yield.  Because of these inputs and the degree of judgment involved, we have categorized our term loan within Level 3 of the fair value hierarchy.

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

JETX owns unproved oil and gas properties that are included in Other assets in our Consolidated Statements of Financial Condition. As described further in Note 2, in the third quarter of 2016, JETX curtailed development of its southern acreage in the East Eagle Ford and its Houston County acreage and performed an impairment analysis of these unproved oil and gas properties. To measure the estimated fair value of the unproved properties, we used unobservable Level 3 inputs, which took into account the following factors: remaining lease terms, drilling results and/or future plans to develop the acreage. The estimated fair value of JETX's southern acreage in the East Eagle Ford and its Houston County acreage totaled $51.6 million, which was $55.0 million lower than the carrying value as of the end of third quarter of 2016. As a result, an impairment charge of $55.0 million was recorded in the third quarter of 2016.

In the third quarter of 2017, JETX decided to focus on its other higher returning acreage and as a result JETX wrote off the remaining carrying value for its Houston County acreage. JETX recorded an impairment charge of $10.1 million in Selling, general and other expenses in the third quarter of 2017 related to the write-down of unproved oil and gas properties.

Investments at Fair Value Based on NAV and Investments in Managed Funds

Investments at fair value based on NAV and Investments in managed funds include investments in hedge funds, fund of funds, private equity funds and other funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy.

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
September 30, 2017
Equity Long/Short Hedge Funds (2)	$406,280	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	421	—	—
Fund of Funds (4)	183	—	—
Equity Funds (5)	33,568	19,084	—
Multi-asset Funds (6)	125,004	—	—
Total	$565,456	$19,084

December 31, 2016
Equity Long/Short Hedge Funds (2)	$363,256	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	772	—	—
Fund of Funds (4)	230	—	—
Equity Funds (5)	42,179	20,295	—
Multi-asset Funds (6)	133,190	—	—
Total	$539,627	$20,295

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors.  At September 30, 2017 and December 31, 2016, 74% and 83%, respectively, of these investments are redeemable with 10 business days or less prior written notice, and 15% and 17%, respectively, of these investments are redeemable with 30 to 60 days prior written notice.

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

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multiple classes of securities in domestic and international markets in both the public and private sectors. At September 30, 2017 and December 31, 2016, investments representing approximately 15% and 12%, respectively, of the fair value of investments in this category are redeemable with 30 to 90 days prior written notice.

Other Secured Financings

Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy.  Fair value is based on recent transaction prices for similar assets.

Short-term Borrowings/Long-term Debt - Structured Notes

Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized as Level 2 within the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, CMS (constant maturity swap) and Bermuda structured notes. These are valued using various valuation models that include Jefferies own credit spreads. These models incorporate market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs and are generally categorized within Level 2 of the fair value hierarchy. In addition, pricing transparency has been evidenced based on the transaction data on recently issued notes.

Transfers Between Levels 1 and 2 for Instruments Carried at Fair Value

There were no material transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2017 and 2016.

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2017 (in thousands):

Three months ended September 30, 2017
	Balance, June 30, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at September 30, 2017	Changes in unrealized gains/ losses relating to instruments still held at September 30, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$20,548	$4,344	$4	$(645)	$(55)	$—	$(2,022)	$22,174	$4,319
Corporate debt securities	24,727	(2,350)	5,901	(5,551)	(31)	—	2,319	25,015	(2,224)
CDOs and CLOs	48,208	(15,205)	52,918	(36,564)	245	—	468	50,070	(12,638)
Residential mortgage-backed securities	33,032	(263)	494	(732)	(291)	—	(11,591)	20,649	188
Commercial mortgage-backed securities	16,263	(125)	—	(676)	(637)	—	2,811	17,636	(161)
Other asset-backed securities	43,349	(6,454)	5,798	(3,789)	(2,924)	—	32,966	68,946	(3,570)
Loans and other receivables	49,365	15,261	9,265	(5,854)	(8,249)	—	2,868	62,656	14,005
Investments at fair value	315,297	3,964	10,000	—	(292)	—	—	328,969	3,964
FXCM term loan	129,050	2,330	—	—	(60,580)	—	—	70,800	(2,401)

Liabilities:
Trading liabilities:
Corporate equity securities	$354	$107	$(369)	$27	$—	$—	$—	$119	$(92)
Corporate debt securities	522	—	—	—	—	—	—	522	—
Commercial mortgage-backed securities	70	(35)	—	—	—	—	—	35	(35)
Net derivatives (2)	3,022	(2,980)	—	—	5,040	—	—	5,082	(2,474)
Loans	4,967	(3,071)	—	333	—	—	1,056	3,285	3,018

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended September 30, 2017

During the three months ended September 30, 2017, transfers of assets of $63.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Other asset-backed securities of $46.4 million due to a lack of observable market transactions.

During the three months ended September 30, 2017, transfers of assets of $35.7 million from Level 3 to Level 2 are primarily attributed to:

•	Residential mortgage-backed securities of $14.6 million and other asset-backed securities of $13.5 million due to greater pricing transparency supporting classification into Level 2.

Net gains on Level 3 assets were $1.5 million and net gains on Level 3 liabilities were $6.0 million for the three months ended September 30, 2017.  Net gains on Level 3 assets were primarily due to increased valuations of our FXCM term loan, loans and other receivables, corporate equity securities and certain investments at fair value, partially offset by decreased valuations of other asset-backed securities, CDOs and CLOs and corporate debt securities. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives and decreased valuations of certain loans.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2017 (in thousands):

Nine Months Ended September 30, 2017
	Balance, December 31, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at September 30, 2017	Changes in unrealized gains/losses relating to instruments still held at September 30, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$21,739	$3,416	$945	$(1,502)	$(356)	$—	$(2,068)	$22,174	$2,689
Corporate debt securities	25,005	(3,280)	19,610	(18,364)	(1,724)	—	3,768	25,015	(3,424)
CDOs and CLOs	54,354	(21,595)	65,523	(62,441)	239	—	13,990	50,070	(21,998)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
Residential mortgage-backed securities	38,772	(1,446)	113,391	(125,731)	(572)	—	(3,765)	20,649	(2,005)
Commercial mortgage-backed securities	20,580	(1,180)	2,033	(5,199)	(985)	—	2,387	17,636	(952)
Other asset-backed securities	40,911	(15,338)	67,611	(4,121)	(16,891)	—	(3,226)	68,946	(8,872)
Loans and other receivables	81,872	27,709	84,342	(83,791)	(23,241)	—	(24,235)	62,656	16,294
Investments at fair value	314,359	12,760	12,800	(10,119)	(831)	—	—	328,969	14,783
FXCM term loan	164,500	17,638	—	—	(111,338)	—	—	70,800	(930)

Liabilities:
Trading liabilities:
Corporate equity securities	$313	$134	$(355)	$27	$—	$—	$—	$119	$(92)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
Commercial mortgage-backed securities	—	35	—	—	—	—	—	35	(35)
Net derivatives (2)	3,441	(2,854)	—	—	5,162	404	(1,071)	5,082	(2,333)
Loans	378	1,604	(364)	333	—	—	1,334	3,285	(1,583)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the nine months ended September 30, 2017

During the nine months ended September 30, 2017, transfers of assets of $30.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $14.0 million and corporate debt securities of $8.1 million due to a lack of observable market transactions.

During the nine months ended September 30, 2017, transfers of assets of $44.0 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $28.3 million due to greater pricing transparency supporting classification into Level 2.

Net gains on Level 3 assets were $17.1 million and net gains on Level 3 liabilities were $1.5 million for the nine months ended September 30, 2017.  Net gains on Level 3 assets were primarily due to increased valuations of our FXCM term loan, certain loans and other receivables and certain investments at fair value, partially offset by decreased valuations of other asset-backed securities and CDOs and CLOs. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives partially offset by increased valuations of certain loans.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2016 (in thousands):

Three Months Ended September 30, 2016
	Balance, June 30, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2016	Changes in unrealized gains/ losses relating to instruments still held at September 30, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$48,816	$(6,492)	$291	$(49)	$—	$—	$(20,371)	$22,195	$(892)
Corporate debt securities	24,113	(145)	10,696	(5,046)	—	—	5,389	35,007	405
CDOs and CLOs	52,710	(4,067)	4,205	(5,203)	—	—	(3,575)	44,070	(4,606)
Municipal securities	—	(7,074)	—	—	—	—	34,331	27,257	(7,074)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
Residential mortgage-backed securities	63,308	(2,343)	1,884	(10,874)	(463)	—	(4,631)	46,881	(183)
Commercial mortgage-backed securities	24,983	(1,531)	—	—	—	—	1,141	24,593	(236)
Other asset-backed securities	43,033	(2,247)	3,416	(2,727)	(1,429)	—	21,066	61,112	(2,202)
Loans and other receivables	104,399	(23,445)	31,512	(10,140)	(16,804)	—	(7,065)	78,457	(16,044)
Investments at fair value	273,271	(599)	—	(485)	(278)	—	29,000	300,909	(746)
Investment in FXCM (2)	508,400	42,721	—	—	(343,721)	—	—	207,400	(2,000)
Liabilities:
Trading liabilities:
Corporate equity securities	$—	$—	$—	$—	$—	$—	$38	$38	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	—
Net derivatives (3)	4,424	(4,736)	—	11,101	32	601	(375)	11,047	(1,589)
Loans	1,896	(402)	—	170	—	—	(816)	848	(400)
Other secured financings	468	(200)	—	—	—	—	—	268	200

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

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

Analysis of Level 3 Assets and Liabilities for the three months ended September 30, 2016

During the three months ended September 30, 2016, transfers of assets of $147.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Other asset-backed securities of $27.3 million, CDOs and CLOs of $23.7 million and residential mortgage-backed securities of $13.7 million, for which no recent trade activity was observed for purposes of determining observable inputs; and

•	Municipal securities of $34.3 million and investments at fair value of $29.0 million due to a lack of observable market transactions.

During the three months ended September 30, 2016, transfers of assets of $91.8 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $27.3 million and residential mortgage-backed securities of $18.3 million for which market trades were observed in the period for either identical or similar securities;

•	Corporate equity securities of $20.5 million due to an increase in observable market transactions; and

•	Loans and other receivables of $15.8 million due to a greater number of contributors for certain vendor quotes to support classification within Level 2.

Net losses on Level 3 assets were $5.2 million and net gains on Level 3 liabilities were $5.4 million for the three months ended September 30, 2016. Net losses on Level 3 assets were primarily due to decreased valuations of loans and other receivables, municipal securities, corporate equity securities, CDOs and CLOs, residential mortgage-backed securities, other asset-backed securities and commercial mortgage-backed securities partially offset by increased valuations of our investment in FXCM. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivative.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2016 (in thousands):

Nine Months Ended September 30, 2016
	Balance, December 31, 2015	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2016	Changes in unrealized gains/ losses relating to instruments still held at September 30, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$40,906	$(8,388)	$5,225	$(49)	$—	$—	$(15,499)	$22,195	$(727)
Corporate debt securities	25,876	5,239	29,629	(20,331)	—	—	(5,406)	35,007	1,456
CDOs and CLOs	85,092	(24,356)	61,707	(69,397)	(605)	—	(8,371)	44,070	(13,196)
Municipal securities	—	(1,462)	—	—	—	—	28,719	27,257	(1,462)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
Residential mortgage-backed securities	70,263	(7,243)	1,948	(13,203)	(1,078)	—	(3,806)	46,881	228
Commercial mortgage-backed securities	14,326	(4,606)	1,256	(2,023)	—	—	15,640	24,593	(3,337)
Other asset-backed securities	42,925	(2,420)	66,503	(60,525)	(6,678)	—	21,307	61,112	(9,993)
Loans and other receivables	189,289	(30,843)	305,920	(206,587)	(163,913)	—	(15,409)	78,457	(27,714)
Investments at fair value	199,794	46,644	29,727	(485)	(834)	—	26,063	300,909	53,711
Investment in FXCM (2)	625,689	(58,335)	—	—	(359,954)	—	—	207,400	3,852
Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	—
Net derivatives (3)	(242)	3,104	—	11,101	(14)	1,606	(4,508)	11,047	(5,745)
Loans	10,469	7	—	681	(213)	—	(10,096)	848	45
Other secured financings	544	(276)	—	—	—	—	—	268	276

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

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

Analysis of Level 3 Assets and Liabilities for the nine months ended September 30, 2016

During the nine months ended September 30, 2016, transfers of assets of $157.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
CDOs and CLOs of $16.9 million, other asset-backed securities of $38.5 million, residential mortgage-backed securities of $21.7 million and commercial mortgage-backed securities of $17.2 million, for which no recent trade activity was observed for purposes of determining observable inputs; and

•	Municipal securities of $28.7 million and investments at fair value of $26.1 million due to lack of observable market transactions.

During the nine months ended September 30, 2016, transfers of assets of $114.5 million from Level 3 to Level 2 are primarily attributed to:

•
CDOs and CLOs of $25.3 million, residential mortgage-backed securities of $25.5 million and other asset-backed securities of $17.0 million, for which market trades were observed in the period for either identical or similar securities;

•	Loans and other receivables of $19.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2; and

•	Corporate equity securities of $19.2 million due to an increase in observable market transactions.

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

September 30, 2017
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$17,964
Non-exchange traded securities		Market approach	Price	$3 to $75	$59.0
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$9	—

Corporate debt securities	$25,015	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	17%	—
			Price	$15	—

CDOs and CLOs	$43,153	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25% to 30%	27%
			Discount rate/yield	9% to 23%	12%
		Scenario analysis	Estimated recovery percentage	6% to 45%	29%

Residential mortgage-backed securities	$20,649	Discounted cash flows	Cumulative loss rate	5% to 30%	13%
			Duration (years)	3 to 10	5
			Discount rate/yield	8% to 10%	9%

Commercial mortgage-backed securities	$17,636	Discounted cash flows	Cumulative loss rate	0% to 58%	29%
			Duration (years)	1 to 3	2
			Discount rate/yield	2% to 21%	11%

Other asset-backed securities	$68,946	Discounted cash flows	Cumulative loss rate	0% to 25%	20%
			Duration (years)	1 to 10	2
			Discount rate/yield	4% to 12%	8%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	23%	—

Loans and other receivables	$59,398	Market approach	EBITDA (a) multiple	1.6	—
			Price	$60 to $100	$95.0
		Scenario analysis	Estimated recovery percentage	10% to 107%	67%

Derivatives	$2,671
Interest rate swaps		Market approach	Credit spread	800 bps	—

Investments at fair value	$100,446
Private equity securities		Market approach	Price	$7 to $250	$123.0
			Transaction level	$3	—
			Discount rate	20%	—

Investment in FXCM
Term loan	$70,800	Discounted cash flows	Term based on the pay off	0 months to .3 years	0.3 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$7,753
Equity options		Option model/default rate	Default probability	0%	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	23%	—

December 31, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$19,799
Non-exchange traded securities		Market approach	Underlying stock price	$3 to $75	$15.0
		Comparable pricing	Underlying stock price	$218	—
			Comparable asset price	$11	—
		Present value	Average silver production (tons per day)	666	—

Corporate debt securities	$25,005	Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Transaction level	$30	—

CDOs and CLOs	$33,016	Discounted cash flows	Constant prepayment rate	10% to 20%	19%
			Constant default rate	2% to 4%	2%
			Loss severity	25% to 70%	40%
			Yield	7% to 17%	12%
		Scenario analysis	Estimated recovery percentage	28% to 38%	31%

Residential mortgage-backed securities	$38,772	Discounted cash flows	Constant prepayment rate	0% to 11%	5%
			Constant default rate	1% to 7%	3%
			Loss severity	35% to 100%	62%
			Yield	2% to 10%	6%

Commercial mortgage-backed securities	$20,580	Discounted cash flows	Yield	6% to 11%	8%
			Cumulative loss rate	5% to 95%	39%

Other asset-backed securities	$40,911	Discounted cash flows	Constant prepayment rate	4% to 20%	14%
			Constant default rate	0% to 31%	13%
			Loss severity	0% to 100%	90%
			Yield	4% to 17%	15%
		Market approach	Price	$72	—

Loans and other receivables	$54,347	Market approach	Discount rate/yield	2% to 4%	3%
			EBITDA (a) multiple	3.3	—
			Transaction level	$0.42	—
		Present value	Average silver production (tons per day)	666	—
		Scenario analysis	Estimated recovery percentage	6% to 50%	37%

Derivatives	$6,429
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Credit default swaps		Market approach	Credit spread	265 bps	—

Investments at fair value	$67,383
Private equity securities		Market approach	Transaction level	$250	—
			Price	$25,815,720	—
			Discount rate	15% to 30%	23%

Investment in FXCM
Term loan	$164,500	Discounted cash flows	Term based on the pay off	0 months to .5 years	0.4 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$9,870
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Unfunded commitments		Market approach	Discount rate/yield	4%	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	16%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above table.  At September 30, 2017 and December 31, 2016, asset exclusions consisted of $242.9 million and $325.0 million, respectively, primarily comprised of investments at fair value, private equity securities, municipal securities, non-exchange traded securities, CDOs and CLOs and loans and other receivables.  At September 30, 2017 and December 31, 2016, liability exclusions consisted of $4.0 million and $1.6 million, respectively, of other secured financings, commercial mortgage-backed securities, loans and corporate debt and equity securities.
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

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, credit default swaps, interest rate swaps, other asset-backed securities, private equity securities and loans using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, corporate debt security or loan and other receivable would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange traded securities, corporate debt securities, other asset-backed securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities would result in a significantly higher (lower) fair value measurement.

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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses.  These loans and loan commitments include loans entered into by Jefferies Investment Banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities.  Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis.  Loans are included in Trading assets and loan commitments are included in Trading liabilities.  The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures.  Loans to affiliate entities are included in Loans to and investments in associated companies on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis.  Jefferies has also elected the fair value option for certain of its structured notes which are managed by Jefferies capital markets business and are included in Long-term debt and Short-term borrowings in the Consolidated Statements of Financial Condition. Jefferies has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed on a fair value basis.  The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings.  Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt and short-term borrowing measured at fair value under the fair value option (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2017	2016	2017	2016
Financial Instruments Owned:
Loans and other receivables	$24,846	$(24,874)	$27,715	$(48,658)

Financial Instruments Sold:
Loans	$3,436	$212	$(7,286)	$229
Loan commitments	$82	$4,769	$229	$2,196

Long-term Debt:
Changes in instrument specific credit risk (1)	$5,638	$(4,093)	$(14,141)	$(7,848)
Other changes in fair value (2)	$(1,854)	$4,474	$2,786	$15,225

Short-term Borrowings:
Changes in instrument specific credit risk (1)	$19	$—	$1	$—
Other changes in fair value (2)	$(2,570)	$—	$(37)	$—

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

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	September 30, 2017	December 31, 2016
Financial Instruments Owned:
Loans and other receivables (1)	$663,618	$1,325,938
Loans and other receivables on nonaccrual status and/or greater than 90 days past due (1) (2)	$159,000	$205,746
Long-term Debt	$9,725	$20,202

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

(2)	Amounts include all loans and other receivables greater than 90 days past due of $48.3 million and $64.6 million at September 30, 2017 and December 31, 2016, respectively.

The aggregate fair value of Jefferies loans and other receivables on nonaccrual status and/or greater than 90 days or more past due was $62.6 million and $29.8 million at September 30, 2017 and December 31, 2016, respectively, which includes loans and other receivables greater than 90 days past due of $41.9 million and $18.9 million at September 30, 2017 and December 31, 2016, respectively.

Jefferies has elected the fair value option for its investment in KCG Holdings, Inc. ("KCG").  The change in the fair value of this investment were gains of $2.2 million and $6.1 million for the three months ended September 30, 2017 and 2016, respectively, and $93.4 million and $24.6 million for the nine months ended September 30, 2017 and 2016, respectively. Jefferies has also separately entered into securities lending transactions with KCG in the normal course of its capital markets activities. The balances of Securities borrowed and Securities loaned were $9.2 million and $9.2 million, respectively, at December 31, 2016. In April 2017, Virtu Financial agreed to acquire KCG at a price of $20.00 per share in cash and the transaction closed July 20, 2017.

As of September 30, 2017 and December 31, 2016, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $727.4 million and $725.1 million at September 30, 2017 and December 31, 2016, respectively.  The shares were acquired at an aggregate cost of $475.6 million.  The change in the fair value of our investment in HRG aggregated $(97.9) million and $91.8 million for the three months ended September 30, 2017 and 2016, respectively, and $2.3 million and $99.7 million for the nine months ended September 30, 2017 and 2016, respectively.  As reported in its Form 10-Q, for the nine months ended June 30, 2017 and 2016, HRG's revenues were $3,686.7 million and $3,798.8 million, respectively; net income from continuing operations was $53.8 million and $152.5 million, respectively; net income (loss) was $249.2 million and $(70.1) million, respectively; and net income (loss) attributable to HRG was $132.2 million and $(191.5) million, respectively. We currently have two directors on HRG’s board, including our Chairman who serves as HRG's Chairman and CEO.
We believe accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provides an objectively determined fair value at each balance sheet date.  Our investment in HomeFed, which is a publicly traded company, is accounted for under the equity method of accounting rather than the fair value option.  HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  It is traded in the over-the-counter market with high and low bid prices published by the NASD OTC Bulletin Board Service; however, trading volume is minimal.  For these reasons, we did not elect the fair value option for HomeFed.
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities of $99.8 million and $99.9 million at September 30, 2017 and December 31, 2016, respectively. See Note 22 for additional information related to financial instruments not measured at fair value.
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
The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016.  The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding: 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
September 30, 2017
Derivatives designated as accounting hedges - interest rate contracts	$11,654	1	$—	—

Derivatives not designated as accounting hedges:
Interest rate contracts	$1,777,254	17,997	$1,698,297	42,934
Foreign exchange contracts	370,203	5,690	369,971	6,733
Equity contracts	549,030	2,199,786	1,127,705	1,849,003
Commodity contracts	5	3,673	3,543	8,727
Credit contracts	75,867	303	90,678	389
Total	2,772,359		3,290,194
Counterparty/cash-collateral netting (1)	(2,595,355)		(2,714,115)
Total derivatives not designated as accounting hedges	$177,004		$576,079

Total per Consolidated Statement of Financial Condition (2)	$188,658		$576,079

December 31, 2016
Derivatives not designated as accounting hedges:
Interest rate contracts	$3,282,245	29,032	$3,159,457	34,845
Foreign exchange contracts	529,669	7,826	516,869	8,319
Equity contracts	786,987	2,843,329	1,169,201	2,414,715
Commodity contracts	1,906	2,766	6,430	7,289
Credit contracts	26,269	311	28,065	20,084
Total	4,627,076		4,880,022
Counterparty/cash-collateral netting (1)	(4,255,998)		(4,229,213)
Total per Consolidated Statement of Financial Condition (2)	$371,078		$650,809

(1) Amounts netted include both netting by counterparty and for cash collateral paid or received.
(2) We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2017	2016	2017	2016
Interest rate swaps	$6,217	$—	$13,960	$—
Long-term debt	(4,680)	—	(9,570)	—
Total	$1,537	$—	$4,390	$—

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2017	2016	2017	2016
Interest rate contracts	$(7,485)	$(27,354)	$2,555	$(101,744)
Foreign exchange contracts	481	11,089	3,341	15,992
Equity contracts	(142,931)	(184,020)	(294,635)	(505,872)
Commodity contracts	(3,626)	2,777	(5,169)	351
Credit contracts	(7,947)	(3,616)	6,133	(3,812)
Total	$(161,508)	$(201,124)	$(287,775)	$(595,085)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at September 30, 2017 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$—	$5	$—	$—	$5
Equity swaps and options	5,117	3,204	—	—	8,321
Credit default swaps	289	3,399	7,421	(26)	11,083
Total return swaps	11,411	5,823	—	(2,458)	14,776
Foreign currency forwards, swaps and options	95,638	29,277	—	(14)	124,901
Fixed income forwards	134	—	—	—	134
Interest rate swaps, options and forwards	49,714	171,691	98,719	(83,961)	236,163
Total	$162,303	$213,399	$106,140	$(86,459)	395,383
Cross product counterparty netting					(70,712)
Total OTC derivative assets included in Trading assets					$324,671

(1)	At September 30, 2017, we held exchange traded derivative assets and other credit agreements with a fair value of $21.3 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received.  OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition.  At September 30, 2017, cash collateral received was $157.3 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$1,072	$—	$—	$—	$1,072
Equity swaps and options	2,980	146,505	2,631	—	152,116
Credit default swaps	1,077	23,931	—	(26)	24,982
Total return swaps	11,666	1,802	—	(2,458)	11,010
Foreign currency forwards, swaps and options	94,182	30,561	—	(14)	124,729
Fixed income forwards	1,145	—	—	—	1,145
Interest rate swaps, options and forwards	30,735	97,284	102,566	(83,961)	146,624
Total	$142,857	$300,083	$105,197	$(86,459)	461,678
Cross product counterparty netting					(70,712)
Total OTC derivative liabilities included in Trading liabilities					$390,966

(1)	At September 30, 2017, we held exchange traded derivative liabilities and other credit agreements with a fair value of $461.2 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition.  At September 30, 2017, cash collateral pledged was $276.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At September 30, 2017, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$143,935
BBB- to BBB+	50,742
BB+ or lower	72,249
Unrated	57,745
Total	$324,671

(1)
Jefferies utilizes internal credit ratings determined by the Jefferies Risk Management department.  Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Total Notional
September 30, 2017
Credit protection sold:
Index credit default swaps	$1,103	$338	$1,441
Single name credit default swaps	$139	$192	$331

December 31, 2016
Credit protection sold:
Index credit default swaps	$54	$92	$146
Single name credit default swaps	$122	$261	$383

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions.  The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at September 30, 2017 and December 31, 2016 is $65.2 million and $70.6 million, respectively, for which Jefferies has posted collateral of $51.4 million and $44.4 million, respectively, in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2017 and December 31, 2016, Jefferies would have been required to post an additional $12.6 million and $26.1 million, respectively, of collateral to its counterparties.

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

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
September 30, 2017
Corporate equity securities	$2,183,030	$100,178	$2,283,208
Corporate debt securities	579,925	2,154,639	2,734,564
Mortgage- and asset-backed securities	—	3,046,491	3,046,491
U.S. government and federal agency securities	298	12,046,271	12,046,569
Municipal securities	—	389,752	389,752
Sovereign obligations	—	1,577,231	1,577,231
Loans and other receivables	—	524,645	524,645
Total	$2,763,253	$19,839,207	$22,602,460

December 31, 2016
Corporate equity securities	$2,046,243	$66,291	$2,112,534
Corporate debt securities	731,276	1,907,888	2,639,164
Mortgage- and asset-backed securities	—	2,171,480	2,171,480
U.S. government and federal agency securities	41,613	9,232,624	9,274,237
Municipal securities	—	553,010	553,010
Sovereign obligations	—	2,625,079	2,625,079
Loans and other receivables	—	455,960	455,960
Total	$2,819,132	$17,012,332	$19,831,464

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
September 30, 2017
Securities lending arrangements	$1,490,137	$—	$783,633	$489,483	$2,763,253
Repurchase agreements	12,556,923	3,187,276	3,051,449	1,043,559	19,839,207
Total	$14,047,060	$3,187,276	$3,835,082	$1,533,042	$22,602,460

December 31, 2016
Securities lending arrangements	$2,131,891	$39,673	$104,516	$543,052	$2,819,132
Repurchase agreements	9,147,176	2,008,119	3,809,533	2,047,504	17,012,332
Total	$11,279,067	$2,047,792	$3,914,049	$2,590,556	$19,831,464

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities.  In many instances, Jefferies is permitted by contract to rehypothecate the securities received as collateral.  These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions.  At September 30, 2017 and December 31, 2016, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $27.2 billion and $25.5 billion, respectively.  A substantial portion of these securities have been sold or repledged.

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
The following table presents activity related to Jefferies securitizations that were accounted for as sales in which it had continuing involvement (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Transferred assets	$1,009.1	$1,390.7	$2,677.7	$4,523.5
Proceeds on new securitizations	$1,017.2	$1,394.0	$2,703.3	$4,541.3
Cash flows received on retained interests	$8.7	$6.3	$22.7	$24.9

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitization activities at September 30, 2017 and December 31, 2016.

The following table summarizes Jefferies retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	September 30, 2017		December 31, 2016
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$5,584.5	$13.9	$7,584.9	$31.0
U.S. government agency commercial mortgage-backed securities	$2,103.7	$46.9	$1,806.3	$29.6
CLOs	$2,936.1	$19.6	$4,102.2	$37.0
Consumer and other loans	$301.4	$57.0	$395.7	$25.3
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

If Jefferies has not relinquished control over the transferred assets, the assets continue to be recognized in Trading assets and a corresponding liability is recognized in Other secured financings. The carrying values of both the assets and the liabilities resulting from transfers of financial assets treated as secured financings were $11.0 million at September 30, 2017. Jefferies did not have any such assets and liabilities at December 31, 2016. The related liabilities do not have recourse to our general credit.
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

Note 7.  Available for Sale Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Bonds and notes:
U.S. government securities	$345,745	$15	$20	$345,740
Residential mortgage-backed securities	36,925	235	70	37,090
Commercial mortgage-backed securities	10,892	38	22	10,908
Other asset-backed securities	33,150	97	22	33,225
All other corporates	179	—	—	179
Total fixed maturities	426,891	385	134	427,142

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	18,428	—	53,499
Industrial, miscellaneous and all other	17,836	22,020	—	39,856
Total equity securities	52,907	40,448	—	93,355

	$479,798	$40,833	$134	$520,497

December 31, 2016
Bonds and notes:
U.S. government securities	$174,938	$8	$13	$174,933
Residential mortgage-backed securities	19,129	108	104	19,133
Commercial mortgage-backed securities	8,275	64	2	8,337
Other asset-backed securities	18,918	124	—	19,042
All other corporates	180	—	1	179
Total fixed maturities	221,440	304	120	221,624

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	15,115	—	50,186
Industrial, miscellaneous and all other	17,946	11,293	—	29,239
Total equity securities	53,017	26,408	—	79,425

	$274,457	$26,712	$120	$301,049

The amortized cost and estimated fair value of investments classified as available for sale at September 30, 2017, by contractual maturity, are shown below.  Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$345,745	$345,740
Due after one year through five years	179	179
	345,924	345,919
Mortgage-backed and asset-backed securities	80,967	81,223
	$426,891	$427,142

At September 30, 2017, the unrealized losses on investments which have been in a continuous unrealized loss position 12 months or longer were not significant.

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
Our variable interests in VIEs include debt and equity interests, equity interests in associated companies, commitments, guarantees and certain fees.  Our involvement with VIEs arises primarily from the following activities, but also includes other activities discussed below:

•	Purchases of securities in connection with our trading and secondary market-making activities;

•
Retained interests held as a result of securitization activities, including the resecuritization of mortgage- and other asset-backed securities and the securitization of commercial mortgage, corporate and consumer loans;

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations;

•	Financing of agency and non-agency mortgage- and other asset-backed securities;

•	Real estate investments;

•	Warehousing funding arrangements for client-sponsored consumer loan vehicles and CLOs through participation certificates and revolving loan and note commitments; and

•	Loans to, investments in and fees from various investment vehicles.
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

Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated VIEs, which are presented in our Consolidated Statements of Financial Condition in the respective asset and liability categories (in millions). The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	September 30, 2017		December 31, 2016
	Securitization Vehicles	Real Estate Investment Vehicles	Securitization Vehicles	Real Estate Investment Vehicles
Cash	$8.2	$1.6	$18.4	$2.2
Financial instruments owned	44.5	—	86.6	—
Securities purchased under agreement to resell (1)	546.7	—	733.5	—
Receivables	353.0	281.0	277.7	296.9
Loans to and investments in associated companies	—	113.5	—	108.7
Other	19.9	4.4	14.5	10.8
Total assets	$972.3	$400.5	$1,130.7	$418.6

Other secured financings (2)	$930.8	$—	$1,083.8	$—
Long-term debt	—	217.2	24.1	243.9
Other (3)	41.6	11.3	22.3	11.7
Total liabilities	$972.4	$228.5	$1,130.2	$255.6

Noncontrolling interests	$—	$104.1	$—	$98.7

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $49.2 million and $57.6 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at September 30, 2017 and December 31, 2016, respectively.

(3)	Includes $36.4 million and $20.0 million at September 30, 2017 and December 31, 2016, respectively, of intercompany payables that are eliminated in consolidation.

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

At September 30, 2017 and December 31, 2016, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable.  Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs.  The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt. During the nine months ended September 30, 2017, a pool of automobile loan receivables aggregating $186.5 million was securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital’s two credit facilities.

Real Estate Investment Vehicles. 54 Madison, which we consolidate as a result of our control of the 54 Madison investment committee, has real estate investments in which it is the primary beneficiary. 54 Madison was involved in the decisions made during the establishment and design of the investment entities. 54 Madison variable interests consist of its investment in and management of the assets within these entities. The assets of these VIEs consist primarily of financing note receivables and investments in associated companies, which are available for the benefit of the VIEs' debt holders. The debt holders of these VIEs have recourse to 54 Madison's general credit and the assets of the VIEs are not available to satisfy any other debt.

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities

September 30, 2017
CLOs	$62.7	$1.9	$800.1	$3,540.8
Consumer loan vehicles	195.8	—	761.9	2,287.2
Related party private equity vehicles	28.1	—	49.8	106.3
Real estate investment vehicles	88.3	—	99.7	83.9
Other private investment vehicles	132.6	—	142.7	4,840.2
Total	$507.5	$1.9	$1,854.2	$10,858.4

December 31, 2016
CLOs	$264.7	$4.8	$930.0	$4,472.9
Consumer loan vehicles	90.3	—	219.6	985.5
Related party private equity vehicles	37.6	—	63.6	155.6
Real estate investment vehicles	90.3	—	101.8	85.6
Other private investment vehicles	84.0	—	95.8	4,529.7
Total	$566.9	$4.8	$1,410.8	$10,229.3

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
Collateralized Loan Obligations.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans.  Jefferies underwrites securities issued in CLO transactions on behalf of sponsors and provides advisory services to the sponsors.  Jefferies may also sell corporate loans to the CLOs.  Jefferies variable interests in connection with CLOs where it has been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby Jefferies commits to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs;

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests;

•	Trading positions in securities issued in a CLO transaction;

•	Investments in variable funding notes issued by CLOs; and

•	A guarantee to a CLO managed by Jefferies Finance, whereby Jefferies guarantees certain of the obligations of Jefferies Finance to the CLO.

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

Related Party Private Equity Vehicles. Jefferies committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Jefferies total equity commitment in the JCP Entities was $148.1 million, of which $126.3 million and $125.1 million had been funded as of September 30, 2017 and December 31, 2016, respectively. The carrying value of Jefferies equity investments in the JCP Entities was $28.1 million and $37.6 million at September 30, 2017 and December 31, 2016, respectively. Jefferies exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

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

Real Estate Investment Vehicles. 54 Madison has committed to invest $98.0 million in real estate investment vehicles, of which $86.5 million was funded as of September 30, 2017. 54 Madison's maximum exposure to loss is limited to its carrying value and unfunded equity commitment. 54 Madison is not the primary beneficiary of the investment vehicles as it does not have the power to control the most important activities of the VIEs. The assets of the VIEs consist primarily of investments in real estate projects.

Other Private Investment Vehicles.  The carrying amount of our equity investment was $132.6 million and $84.0 million at September 30, 2017 and December 31, 2016, respectively.  Our unfunded equity commitment related to these investments totaled $10.1 million and $11.8 million at September 30, 2017 and December 31, 2016, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment.  These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

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

At September 30, 2017 and December 31, 2016, Jefferies held $2,026.7 million and $1,002.2 million of agency mortgage-backed securities, respectively, and $272.4 million and $439.4 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities.  Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities.  Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen.  In addition, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable and equity interest in FXCM.  See Notes 3 and 9 for further discussion.

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Loans to and investments in associated companies as of January 1,	Income (losses) related to associated companies	Income (losses) related to Jefferies associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of September 30,

2017
Jefferies Finance	$490,464	$—	$63,685	$109,899	$—	$664,048
Jefferies LoanCore	154,731	—	8,030	43,714	1,095	207,570
Berkadia	184,443	67,979	—	(52,300)	(174)	199,948
FXCM	336,258	(166,360)	—	—	731	170,629
Garcadia Companies	185,815	38,536	—	(40,955)	—	183,396
Linkem	154,000	(26,557)	—	31,996	33,979	193,418
HomeFed	302,231	9,922	—	31,918	—	344,071
Golden Queen (2)	111,302	(3,684)	—	(59)	—	107,559
54 Madison (3)	161,400	(4,495)	—	21,159	—	178,064
Other	44,454	246	(6,392)	58,477	5,492	102,277
Total	$2,125,098	$(84,413)	$65,323	$203,849	$41,123	$2,350,980

2016
Jefferies Finance	$528,575	$—	$(26,000)	$(19,300)	$—	$483,275
Jefferies LoanCore	288,741	—	11,186	(133,635)	—	166,292
Berkadia	190,986	59,456	—	(70,847)	291	179,886
FXCM	—	—	—	—	334,500	334,500
Garcadia Companies	172,660	43,501	—	(22,562)	—	193,599
Linkem	150,149	(20,709)	—	33,297	4,155	166,892
HomeFed	275,378	23,146	—	—	—	298,524
Golden Queen	114,323	(1,608)	—	—	—	112,715
54 Madison	—	3,389	—	123,731	3,642	130,762
Other	36,557	1,270	(1,048)	5,265	(3,401)	38,643
Total	$1,757,369	$108,445	$(15,862)	$(84,051)	$339,187	$2,105,088

(1)	Primarily classified in Investment banking revenues and Other revenues.

(2)	At September 30, 2017 and December 31, 2016, the balance reflects $31.7 million and $32.8 million, respectively, related to a noncontrolling interest.

(3)	At September 30, 2017 and December 31, 2016, the balance reflects $105.0 million and $95.3 million, respectively, related to noncontrolling interests.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Berkadia	$34,839	$26,004	$67,979	$59,456
FXCM	(4,345)	—	(166,360)	—
Garcadia companies	12,565	14,233	38,536	43,501
Linkem	(9,533)	(5,836)	(26,557)	(20,709)
HomeFed	238	800	9,922	23,146
Golden Queen	(1,975)	56	(3,684)	(1,608)
54 Madison	(331)	906	(4,495)	3,389
Other	(1,401)	340	246	1,270
Total	$30,057	$36,503	$(84,413)	$108,445

Income (losses) related to Jefferies associated companies (primarily classified in Investment banking revenues and Other revenues) includes the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Jefferies Finance	$13,509	$12,481	$63,685	$(26,000)
Jefferies LoanCore	1,656	3,172	8,030	11,186
Other	(4,337)	(263)	(6,392)	(1,048)
Total	$10,828	$15,390	$65,323	$(15,862)

Jefferies Finance

Jefferies Finance, a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company(“MassMutual”), is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.

In July 2017, the Jefferies equity commitment to Jefferies Finance was increased by $150.0 million to $750.0 million, of which Jefferies contributed $74.8 million in July 2017. At September 30, 2017, Jefferies and MassMutual each had equity commitments to Jefferies Finance of $750.0 million.  At September 30, 2017, $612.1 million of Jefferies commitment was funded.  The investment commitment is scheduled to expire on March 1, 2018 with automatic one year extensions absent a 60-day termination notice by either party.

In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance.  The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility.  The total Secured Revolving Credit Facility is for a total committed amount of $500.0 million at September 30, 2017 and December 31, 2016.  Advances are shared equally between Jefferies and MassMutual.  The facility is scheduled to mature on March 1, 2018 with automatic one year extensions absent a 60-day termination notice by either party.  At September 30, 2017 and December 31, 2016, $35.1 million and $0.0 million, respectively, of Jefferies $250.0 million commitment was funded.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance.  In connection with such services, Jefferies earned fees of $104.2 million and $19.0 million during the three months ended September 30, 2017 and 2016, respectively, and $243.5 million and $42.1 million during the nine months ended September 30, 2017 and 2016, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations.  In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $2.5 million and $1.6 million during the nine months ended September 30, 2017 and 2016, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

Jefferies acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $0.8 million and $1.3 million during the three months ended September 30, 2017 and 2016, respectively, and $4.7 million and $1.3 million during the nine months ended September 30, 2017 and 2016, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations.  At September 30, 2017 and December 31, 2016, Jefferies held securities issued by CLOs managed by Jefferies Finance, which are included in Trading assets, and provided a guarantee, whereby Jefferies is required to make certain payments to a CLO in the event Jefferies Finance is unable to meet its obligations to the CLO.  Additionally, Jefferies has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO. Gains (losses) related to the derivative contracts were not material.

Under a service agreement, Jefferies charged Jefferies Finance $7.9 million and $7.2 million for services provided during the three months ended September 30, 2017 and 2016, respectively, and $37.4 million and $35.8 million for services provided during the nine months ended September 30, 2017 and 2016, respectively.  At September 30, 2017, Jefferies had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $22.5 million. At December 31, 2016, Jefferies had a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition, of $5.8 million.

Jefferies LoanCore

Jefferies LoanCore, a commercial real estate finance company, is a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. and Europe.  Jefferies LoanCore aggregate equity commitment was $400.0 million at September 30, 2017 and December 31, 2016.  At September 30, 2017 and December 31, 2016, Jefferies had funded $130.6 million and $70.1 million, respectively, of its $194.0 million equity commitment, and has a 48.5% voting interest in Jefferies LoanCore.
Jefferies LoanCore has entered into master repurchase agreements with Jefferies. Jefferies recognized interest income and fees related to these agreements of $1.8 million and $6.9 million, during the three and nine months ended September 30, 2016, respectively. Amounts for the 2017 periods were not material. In connection with such master repurchase agreements, at December 31, 2016, Jefferies had securities purchased with agreements to resell from Jefferies LoanCore of $68.1 million. Jefferies also enters into OTC foreign exchange contracts with Jefferies LoanCore. In connection with these contracts, Jefferies had $5.0 million and $8.3 million at September 30, 2017 and December 31, 2016, respectively, recorded in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.
On October 31, 2017, Jefferies sold all of its membership interests in Jefferies LoanCore for approximately $170 million, the estimated book value as of October 31, 2017. In addition, Jefferies may be entitled to additional cash consideration over the next five years in the event Jefferies LoanCore's yearly return on equity exceeds certain thresholds.

Berkadia

Berkadia is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway.  We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia.  Through September 30, 2017, cumulative cash distributions received by Leucadia from this investment aggregated $546.9 million.  Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs.  Berkadia is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements.  Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder.  As of September 30, 2017, the aggregate amount of commercial paper outstanding was $1.47 billion.

FXCM

As discussed more fully in Note 3, at September 30, 2017, Leucadia has a 49.9% common membership interest in FXCM and a senior secured term loan to FXCM due January 2018. On September 1, 2016, we gained the ability to significantly influence

FXCM through our common membership interest and our seats on the board of directors. As a result, we classify our equity investment in FXCM in our Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology, trade name, leases and long-term debt over their respective useful lives.

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
Linkem

We own approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy.  In addition, we own 5% convertible preferred stock, which is automatically convertible to common shares in 2020. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 53% of Linkem’s common equity at September 30, 2017.  The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.

HomeFed

At September 30, 2017, we own 10,852,123 shares of HomeFed’s common stock, representing approximately 70% of HomeFed’s outstanding common shares; however, we have agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted.  HomeFed develops and owns residential and mixed-use real estate properties.  HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD).  As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at September 30, 2017.  Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed’s Chairman, and our President. Since we do not control HomeFed, our investment in HomeFed is accounted for as an investment in an associated company.

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

54 Madison

We own approximately 48.1% of 54 Madison, which we consolidate as a result of our control of the 54 Madison investment committee. 54 Madison seeks long-term capital appreciation through investment in real estate development and similar projects. 54 Madison invests both in projects which they consolidate and projects where they have significant influence and utilize the equity method of accounting. Through September 30, 2017, 54 Madison invested an aggregate net amount of $178.3 million in projects accounted for under the equity method and $105.2 million of that was contributed from noncontrolling interests.
Other
The following table provides summarized data for certain associated companies (Jefferies Finance, Jefferies LoanCore, Berkadia, Garcadia, Linkem and HomeFed) (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Revenues	$3,101,152	$2,839,721
Income from continuing operations before extraordinary items	$291,261	$161,514
Net income	$291,261	$165,184

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at September 30, 2017
Derivative contracts	$2,784,013	$(2,595,355)	$188,658	$—	$—	$188,658
Securities borrowing arrangements	$7,758,532	$—	$7,758,532	$(662,882)	$(952,004)	$6,143,646
Reverse repurchase agreements	$14,737,223	$(11,365,788)	$3,371,435	$(307,453)	$(3,037,903)	$26,079

Liabilities at September 30, 2017
Derivative contracts	$3,290,194	$(2,714,115)	$576,079	$—	$—	$576,079
Securities lending arrangements	$2,763,253	$—	$2,763,253	$(662,882)	$(2,058,137)	$42,234
Repurchase agreements	$19,839,207	$(11,365,788)	$8,473,419	$(307,453)	$(7,216,449)	$949,517

Assets at December 31, 2016
Derivative contracts	$4,627,076	$(4,255,998)	$371,078	$—	$—	$371,078
Securities borrowing arrangements	$7,743,562	$—	$7,743,562	$(710,611)	$(647,290)	$6,385,661
Reverse repurchase agreements	$14,083,144	$(10,220,656)	$3,862,488	$(176,275)	$(3,591,654)	$94,559

Liabilities at December 31, 2016
Derivative contracts	$4,880,022	$(4,229,213)	$650,809	$—	$—	$650,809
Securities lending arrangements	$2,819,132	$—	$2,819,132	$(710,611)	$(2,064,299)	$44,222
Repurchase agreements	$17,012,332	$(10,220,656)	$6,791,676	$(176,275)	$(5,780,909)	$834,492

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

(3)
At September 30, 2017, amounts include $6,088.9 million of securities borrowing arrangements, for which we have received securities collateral of $5,942.3 million, and $887.2 million of repurchase agreements, for which we have pledged securities collateral of $908.8 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.  At December 31, 2016, amounts include $6,337.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,146.0 million, and $810.4 million of repurchase agreements, for which we have pledged securities collateral of $834.2 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	September 30, 2017	December 31, 2016
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,734	$9,041

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $222,095 and $198,674	355,253	378,136
Trademarks and tradename, net of accumulated amortization of $91,350 and $78,778	297,349	309,382
Supply contracts, net of accumulated amortization of $55,047 and $47,867	88,553	95,733
Other, net of accumulated amortization of $3,642 and $2,914	4,944	5,672
Total intangible assets, net	754,833	797,964

Goodwill:
National Beef	14,991	14,991
Jefferies	1,699,609	1,696,864
Other operations	3,859	3,859
Total goodwill	1,718,459	1,715,714

Total Intangible assets, net and goodwill	$2,473,292	$2,513,678

Amortization expense on intangible assets was $15.4 million and $15.8 million for the three months ended September 30, 2017 and 2016, respectively, and $43.6 million and $47.1 million for the nine months ended September 30, 2017 and 2016, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$14,612
2018	$58,454
2019	$58,454
2020	$58,455
2021	$58,067

Goodwill and Intangible Impairment Testing

We performed our annual impairment testing of Jefferies goodwill as of August 1, 2017. The quantitative goodwill impairment test is performed at our reporting unit level and consists of two steps. In the first step, the fair value of the reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.

The estimated fair value of Jefferies is based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process for Jefferies at August 1, 2017. The results of our annual goodwill impairment test for Jefferies did not indicate any goodwill impairment.

Jefferies performed its annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2017. Jefferies elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of its indefinite-life intangible assets. With regard to its qualitative assessment of the remaining indefinite-life intangible assets, based on its assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, Jefferies has concluded that it is not more likely than not that the intangible assets are impaired. Jefferies recognized an immaterial impairment loss on certain exchange membership interests and registrations during the nine months ended September 30, 2017.

Note 12.  Inventory

A summary of inventory, which is classified as Other assets, is as follows (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$238,752	$243,488
Work in process	35,234	35,714
Raw materials, supplies and other	32,333	30,733
Total inventory	$306,319	$309,935

Note 13.  Short-Term Borrowings

Jefferies short-term borrowings, which mature in one year or less, are as follows (in thousands):

	September 30, 2017	December 31, 2016
Bank loans	$304,537	$372,301
Secured revolving loan facilities	—	57,086
Floating rate puttable notes	108,304	96,455
Equity-linked notes	4,281	—
Total short-term borrowings	$417,122	$525,842

At September 30, 2017 and December 31, 2016, the weighted average interest rate on short-term borrowings outstanding is 2.00% and 1.77% per annum, respectively.

During the nine months ended September 30, 2017, Jefferies issued equity-linked notes with a principal amount of $30.6 million which matured on July 18, 2017. The remaining equity-linked notes will mature in the fourth quarter of 2017. See Note 3 for further information.

The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement for Jefferies. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At September 30, 2017, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

In October 2015, Jefferies entered into a secured revolving loan facility (“First Secured Revolving Loan Facility”) whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million to purchase eligible receivables that met certain requirements as defined in the First Secured Revolving Loan Facility agreement. Interest was based on an annual rate equal to the lesser of the LIBOR rate plus 3.75% or the maximum rate as defined in the First Secured Revolving Loan Facility agreement. In December 2015, Jefferies entered into a second secured revolving loan facility (“Second Secured Revolving Loan Facility”) whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million to purchase eligible receivables that met certain requirements as defined in the Second Secured Revolving Loan Facility agreement. Interest was based on an annual rate equal to the lesser of the LIBOR rate plus 4.25% or the maximum rate as defined in the Second Secured Revolving Loan Facility agreement. The First Secured Revolving Loan Facility was terminated effective December 6, 2016. The Second Secured Revolving Loan Facility was terminated effective January 24, 2017.

Note 14.  Long-Term Debt

The principal amount (net of unamortized discounts and premiums), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$742,072	$741,264
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,661	246,627
Total long-term debt – Parent Company	988,733	987,891

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.125% Senior Notes, due April 13, 2018, $707,000 and $800,000 principal	714,115	817,813
8.50% Senior Notes, due July 15, 2019, $684,000 and $700,000 principal	739,465	778,367
2.375% Euro Medium Term Notes, due May 20, 2020, $595,075 and $529,975 principal	593,547	528,250
6.875% Senior Notes, due April 15, 2021, $750,000 principal	812,131	823,797
2.25% Euro Medium Term Notes, due July 13, 2022, $4,761 and $4,240 principal	4,374	3,848
5.125% Senior Notes, due January 20, 2023, $600,000 principal	616,378	618,355
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	753,932	—
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	376,307	377,806
3.875% Convertible Senior Debentures, due November 1, 2029, $345,000 principal	345,217	346,163
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,131	512,396
6.50% Senior Notes, due January 20, 2043, $400,000 principal	421,078	421,333
Structured Notes (2)	561,010	255,203
National Beef Reducing Revolver Loan	87,500	—
National Beef Revolving Credit Facility	21,821	—
National Beef Term Loan	—	273,811
54 Madison Term Loans	313,727	406,028
Foursight Capital Credit Facilities	114,329	97,138
Other	116,847	132,244
Total long-term debt – subsidiaries	7,103,909	6,392,552

Long-term debt	$8,092,642	$7,380,443

(1) Amount includes $9.6 million associated with an interest rate swap based on its designation as a fair value hedge. See Notes 2 and 4 for further information.
(2) Includes $553.9 million and $248.9 million at fair value at September 30, 2017 and December 31, 2016, respectively.

Subsidiary Debt:

Jefferies 3.875% Convertible Senior Debentures due 2029 are convertible into our common shares; each $1,000 are convertible into 22.9719 common shares (equivalent to a conversion price of approximately $43.53 per share).  The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) our common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of our common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions.  The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of our common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017.  Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024.  In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture.

During the nine months ended September 30, 2017, Jefferies issued structured notes with a total principal amount of approximately $287.5 million, net of retirements. Structured notes of $553.9 million and $248.9 million at September 30, 2017 and December 31, 2016, respectively, contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues.

In January 2017, Jefferies issued 4.85% senior notes with a principal amount of $750.0 million, due 2027.

In June 2017, National Beef entered into a Third Amended and Restated Credit Agreement (the "Debt Agreement"). The Debt Agreement matures in June 2022 and includes a $275.0 million reducing revolver loan and a $275.0 million revolving credit facility. The reducing revolver loan commitment decreases by $13.8 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries and includes customary covenants including a single financial covenant that requires National Beef to maintain a minimum tangible net worth; at September 30, 2017, National Beef was in compliance with the covenants.

At September 30, 2017, National Beef’s outstanding debt under the Debt Agreement consisted of a reducing revolver loan with an outstanding balance of $87.5 million and $21.8 million drawn on the revolving credit facility.  The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the Debt Agreement), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected.  At September 30, 2017, the interest rate on the outstanding reducing revolving loan was 2.98% and the interest rate on the outstanding revolving credit facility was 5.00%.

Borrowings under the reducing revolver loan and the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the revolving credit facility can also be used to issue letters of credit; letters of credit aggregating $13.9 million were outstanding at September 30, 2017.  Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount.  At September 30, 2017, after deducting outstanding amounts and issued letters of credit, $198.1 million of the unused revolving credit facility and $187.5 million of the reducing revolver commitment was available to National Beef.
54 Madison seeks long-term capital appreciation through real estate development and similar projects. Many of these development projects are funded through long-term debt at the project level. The debt holders do not have recourse to the Leucadia parent company. At September 30, 2017, 54 Madison had $62.6 million of 6.0% term loan debt maturing in January 2018, $96.5 million of 5.5% term loan debt maturing in February 2019, $0.5 million of 3.5% term loan debt maturing in March 2019, $52.0 million of 4.15% term loan debt maturing in April 2019, $101.6 million of 5.5% term loan debt maturing in January 2020 and $0.5 million of 3.5% term loan debt maturing in January 2020. As discussed further in Note 23, the majority of the debt holders are also investors in 54 Madison.
At September 30, 2017, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $225.0 million, which mature in March 2019 and July 2020. The 2019 credit facility bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity and the 2020 credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. As a condition of the 2019 credit facility, Foursight Capital is obligated to maintain cash reserves in an amount equal to the quoted price of an interest rate cap sufficient to meet the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $140.0 million at September 30, 2017.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value.  The following table rolls forward National Beef’s redeemable noncontrolling interests activity during the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
As of January 1,	$321,962	$189,358
Income allocated to redeemable noncontrolling interests	65,088	40,225
Distributions to redeemable noncontrolling interests	(37,029)	(18,460)
Increase (decrease) in fair value of redeemable noncontrolling interests	24,404	134,503
Balance, September 30,	$374,425	$345,626

At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities.  At September 30, 2017, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows.  The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs.  However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (11.9%) and the terminal growth rate (2.0%) used to calculate the capitalization rate of the terminal value.

The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of September 30, 2017 (dollars in millions):

	Discount Rates
Terminal Growth Rates	11.65%	11.90%	12.15%
1.75%	$379.3	$370.7	$362.6
2.00%	$383.2	$374.4	$366.0
2.25%	$387.4	$378.3	$369.7

The projection of future cash flows is updated with input from National Beef personnel.  The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At September 30, 2017 and December 31, 2016, redeemable noncontrolling interests also include other redeemable noncontrolling interests of $14.1 million and $14.8 million, respectively, primarily related to our oil and gas exploration and development businesses.

Mandatorily Redeemable Convertible Preferred Shares

In connection with our acquisition of Jefferies in March 2013, we issued a new series of 3.25% Cumulative Convertible Preferred Shares (“Preferred Shares”) ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock.  The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,162,200 common shares, an effective conversion price of $30.03 per share.  The holders of the Preferred Shares are also entitled to an additional quarterly payment in the event we declare and pay a dividend on our common stock in an amount greater than $0.0625 per common share per quarter. The additional quarterly payment would be paid to the holders of Preferred Shares on an as converted basis and on a per share basis would equal the quarterly dividend declared and paid to a holder of a share of common stock in excess of $0.0625 per share. In the third quarter of 2017 we increased our quarterly dividend from $0.0625 to $0.10 per common share. This increased the preferred stock dividend from $1.0 million in the third quarter of 2016 to $1.2 million in the third quarter of 2017. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

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

Former Stock-Based Compensation Plans. Prior to the acquisition of Jefferies, we had a fixed stock option plan, which provided for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant.  Options granted to employees under this plan were intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and became exercisable in five equal annual installments starting one year from date of grant.  Options granted to non-employee directors became exercisable in four equal annual installments starting one year from date of grant.  No stock appreciation rights have been granted.  In March 2014, we ceased issuing options and rights under our option plan. No shares remain available for future issuances under this plan. At September 30, 2017, 331,312 of our common shares were reserved for stock options.

Stock-Based Compensation Expense. Compensation and benefits expense included $11.1 million and $8.9 million for the three months ended September 30, 2017 and 2016, respectively, and $31.5 million and $24.9 million for the nine months ended September 30, 2017 and 2016, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans.  Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.  The total tax benefit recognized in results of operations related to share-based compensation expenses was $4.0 million and $3.3 million for the three months ended September 30, 2017 and 2016, respectively, and $11.2 million and $9.2 million for the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, total unrecognized compensation cost related to nonvested share-based compensation plans was $71.8 million; this cost is expected to be recognized over a weighted average period of 1.8 years.

At September 30, 2017, there were 1,332,000 shares of restricted stock outstanding with future service required, 5,679,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 10,442,000 RSUs outstanding with no future service required and 701,000 shares issuable under other plans.  Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 16,822,000.

Note 17.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations.  A summary of accumulated other comprehensive income, net of taxes is as follows (in thousands):

	September 30, 2017	December 31, 2016
Net unrealized gains on available for sale securities	$570,240	$561,497
Net unrealized foreign exchange losses	(130,394)	(184,829)
Net unrealized losses on instrument specific credit risk	(15,364)	(6,494)
Net unrealized losses on cash flow hedges	(1,585)	—
Net minimum pension liability	(59,411)	(59,477)
	$363,486	$310,697

For the nine months ended September 30, 2017 and 2016, significant amounts reclassified out of accumulated other comprehensive income to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2017	2016
Net unrealized gains on available for sale securities, net of income tax provision of $14 and $5	$24	$8	Net realized securities gains
Net unrealized foreign exchange losses, net of income tax provision of $1,086 and $0	(5,310)	—	Other income and other expenses
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(604) and $(526)	(1,297)	(1,150)	Compensation and benefits, which includes pension expense.
Other pension, net of income tax benefit of $(1,231) and $0	1,231	—	Income tax provision (benefit)
Total reclassifications for the period, net of tax	$(5,352)	$(1,142)

Note 18.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2017 was $215.8 million (including $54.8 million for interest), of which $164.2 million related to Jefferies. The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at December 31, 2016 was $196.5 million (including $47.7 million for interest), of which $148.8 million related to Jefferies. If recognized, such amounts would lower our effective tax rate. Accrued interest is included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

Our provision for income taxes for the nine months ended September 30, 2017 was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits.

Note 19.  Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for earnings (loss) per share:
Net income (loss) attributable to Leucadia National Corporation common shareholders	$99,351	$154,358	$438,952	$(11,233)
Allocation of earnings to participating securities (1)	(368)	(2,060)	(1,692)	—
Net income (loss) attributable to Leucadia National Corporation common shareholders for basic earnings (loss) per share	98,983	152,298	437,260	(11,233)
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(2)	6	3	—
Mandatorily redeemable convertible preferred share dividends	—	1,016	3,203	—
Net income (loss) attributable to Leucadia National Corporation common shareholders for diluted earnings (loss) per share	$98,981	$153,320	$440,466	$(11,233)

Denominator for earnings (loss) per share:
Denominator for basic earnings (loss) per share – weighted average shares	367,828	370,404	368,736	371,814
Stock options	23	1	22	—
Warrants	—	—	—	—
Senior executive compensation plan awards	2,347	—	2,313	—
Mandatorily redeemable convertible preferred shares	—	4,162	4,162	—
3.875% Convertible Senior Debentures	—	—	—	—
Denominator for diluted earnings (loss) per share	370,198	374,567	375,233	371,814

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities.  Net losses are not allocated to participating securities.  Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,366,700 and 5,009,500 for the three months ended September 30, 2017 and 2016, respectively, and 1,433,500 and 4,859,900 for the nine months ended September 30, 2017 and 2016, respectively.  Dividends declared on participating securities were not material during three and nine months ended September 30, 2017 and 2016.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 647,300 and 660,000 weighted average shares of common stock were outstanding during the three and nine months ended September 30, 2016, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive. Amounts for the three and nine months ended September 30, 2017 were not material.

In the table above, the denominator for diluted earnings (loss) per share does not include weighted average common shares of 1,200,000 during the nine months ended September 30, 2016, related to outstanding warrants to purchase common shares at $33.33 per share, as the effect was antidilutive. The warrants expired in the first quarter of 2016.

For the three and nine months ended September 30, 2017 and 2016, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. For the three months ended September 30, 2017 and the nine months ended September 30, 2016, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Note 20.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Maximum Payout
Equity commitments (1)	$9.3	$40.2	$11.4	$—	$214.2	$275.1
Loan commitments (1)	—	244.1	—	53.0	—	297.1
Mortgage-related and other purchase commitments	—	—	177.7	—	—	177.7
Underwriting commitments	70.0	—	—	—	—	70.0
Forward starting reverse repos (2)	3,943.7	—	—	—	—	3,943.7
Forward starting repos (2)	2,018.0	—	—	—	—	2,018.0
Other unfunded commitments (1)	45.0	154.5	130.6	226.2	12.1	568.4
	$6,086.0	$438.8	$319.7	$279.2	$226.3	$7,350.0

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At September 30, 2017, all of the forward starting securities purchased under agreements to resell and securities sold under agreements to repurchase (collectively “repos”) settled within three business days.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, our President and a Director.  As of September 30, 2017, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $22.0 million.

See Note 9 for additional information regarding Jefferies investments in Jefferies Finance and Jefferies LoanCore.

Our equity commitments also include our commitment to invest in 54 Madison, a fund which targets real estate projects. We plan to invest a cumulative total of $202.5 million to this fund, of which we have already contributed $134.4 million. Capital commitments are contingent upon approval of the related investment by the investment committee, which we control. Through September 30, 2017, approved unfunded commitments totaled $36.3 million.

Additionally, as of September 30, 2017, we have other equity commitments to invest up to $15.4 million in various other investments.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions.  These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.  As of September 30, 2017, Jefferies has $64.9 million of outstanding loan commitments to clients.

Loan commitments outstanding as of September 30, 2017, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At September 30, 2017, $35.1 million of Jefferies $250.0 million commitment was funded.

In August 2014, we and Solomon Kumin established Folger Hill; we committed to provide Folger Hill with a three-year, $20.0 million revolving credit facility to fund its start-up and initial operating expenses.  During the third quarter of 2017, the facility was amended to extend the maturity date until December 31, 2018 and to provide for an optional termination right for the Company with ten days prior written notice. As of September 30, 2017, $10.2 million has been provided to Folger Hill under the revolving credit facility.

Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans.  The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities.  The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at September 30, 2017 was $44.5 million.

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

In October 2017, Jefferies entered into a contract for technology operations services under which they have contractual obligations of approximately $2.5 million for the remainder of fiscal 2017, approximately $11.9 million for fiscal 2018 and annual obligations for each year thereafter of approximately $15.7 million through 2028.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of September 30, 2017 (in millions):

	Expected Maturity Date
Guarantee Type	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$8,530.1	$5,114.5	$2,183.1	$215.0	$595.7	$16,638.4
Written derivative contracts – credit related	—	41.4	10.0	279.8	—	331.2
Total derivative contracts	$8,530.1	$5,155.9	$2,193.1	$494.8	$595.7	$16,969.6

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure.  Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities).  Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework.  Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations.  The fair value of derivative contracts meeting the definition of a guarantee is approximately $245.5 million as of September 30, 2017.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia.  As of September 30, 2017, the aggregate amount of commercial paper outstanding was $1.47 billion.
Loan Guarantee. Jefferies has provided a guarantee to Jefferies Finance that matures in January 2021, whereby Jefferies is required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE. The maximum amount payable under the guarantee is $0.2 million at September 30, 2017.
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
Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire.  Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed.  Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains.  The primary lease expires in 2018 and the aggregate amount of lease obligation as of September 30, 2017 was approximately $12.7 million. Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At September 30, 2017, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $54.0 million.  Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.  Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $15.0 million at September 30, 2017. Primarily all letters of credit expire within one year.

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

Jefferies LLC and Jefferies Execution’s net capital and excess net capital as of September 30, 2017 were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,491,122	$1,411,625
Jefferies Execution	$7,961	$7,711

FINRA is the designated examining authority for Jefferies U.S. broker-dealers and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.

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

Note 22.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$961,641	$950,780	$962,938	$958,377

Financial Liabilities:
Short-term borrowings (2)	$412,841	$412,841	$525,842	$525,842
Long-term debt (3)	$7,538,772	$7,930,261	$7,131,587	$7,221,459

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

(3)
Long-term debt: The fair values are estimated using quoted prices, pricing information obtained from external data providers and, for certain variable rate debt, is estimated to be the carrying amount. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 and Level 3 in the fair value hierarchy.

Note 23.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds").  Reflected in our Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016 are Jefferies equity investments in Private Equity Related Funds of $28.1 million and $37.7 million, respectively.  Net gains (losses) aggregating $(0.4) million and $6.0 million for the three months ended September 30, 2017 and 2016, respectively, and $(9.8) million and $(1.7) million for the nine months ended September 30, 2017 and 2016, respectively, were recorded in Other revenues related to the Private Equity Related Funds.  For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 8 and 20.

Berkadia Commercial Mortgage, LLC.  At September 30, 2017 and December 31, 2016, Jefferies has commitments to purchase $722.9 million and $817.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.
Officers, Directors and Employees.  We have $52.1 million and $41.2 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at September 30, 2017 and December 31, 2016, respectively.
Receivables from and payables to customers include balances arising from officers, directors and employees' individual security transactions.  These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.  At December 31, 2016, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees and in April 2017 this guarantee was terminated.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef.  Under this agreement National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  National Beef obtained approximately 24% and 26% of its cattle requirements under this agreement during the nine months ended September 30, 2017 and 2016, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products.  During the nine months ended September 30, 2017, sales to this affiliate were $24.6 million and purchases were $9.7 million.  During the nine months ended September 30, 2016, sales to this affiliate were $22.7 million and purchases were $10.6 million.  At September 30, 2017 and December 31, 2016, amounts due from and payable to these related parties were not significant.

HomeFed.  During 2014, we sold to HomeFed substantially all of our then-owned real estate properties and operations as well as cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  As discussed in Note 9, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at September 30, 2017.  Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed’s Chairman, and our President.
54 Madison. At September 30, 2017 and December 31, 2016, approximately $188.2 million and $230.2 million, respectively, of long-term debt held by 54 Madison is owed to minority owners of 54 Madison. The interest rate on these long-term notes range between 4.2% and 6.0%.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$802,909	$656,496	$2,381,967	$1,678,212
National Beef	2,039,299	1,747,042	5,476,274	5,180,127
Corporate and other	21,722	1,006	31,748	78,354
Total net revenues related to reportable segments	2,863,930	2,404,544	7,889,989	6,936,693
All other	32,592	271,831	606,895	380,146
Total consolidated net revenues	$2,896,522	$2,676,375	$8,496,884	$7,316,839

Income (loss) before income taxes:
Reportable Segments:
Jefferies	$128,112	$83,190	$383,094	$(55,127)
National Beef	174,479	108,269	310,007	192,533
Corporate and other	1,595	(16,619)	(30,167)	23,926
Income before income taxes related to reportable segments	304,186	174,840	662,934	161,332
All other	(89,422)	89,791	104,073	(29,769)
Parent Company interest	(14,737)	(14,722)	(44,201)	(44,155)
Total consolidated income before income taxes	$200,027	$249,909	$722,806	$87,408

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$15,928	$16,108	$46,877	$45,331
National Beef	26,664	23,100	73,522	68,511
Corporate and other	865	867	2,599	2,754
Total depreciation and amortization expenses related to reportable segments	43,457	40,075	122,998	116,596
All other	11,967	12,616	32,653	36,474
Total consolidated depreciation and amortization expenses	$55,424	$52,691	$155,651	$153,070

Interest expense classified as a component of Net revenues relates to Jefferies.  For the three months ended September 30, 2017 and 2016, interest expense classified as a component of Expenses was primarily comprised of National Beef ($1.7 million and $3.0 million, respectively), parent company interest ($14.7 million and $14.7 million, respectively) and all other ($10.9 million and $5.4 million, respectively).  For the nine months ended September 30, 2017 and 2016, interest expense classified as a component of Expenses was primarily comprised of National Beef ($5.8 million and $10.7 million, respectively), parent company interest ($44.2 million and $44.2 million, respectively) and all other ($32.6 million and $13.3 million, respectively).

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

A summary of results for the three months ended September 30, 2017 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total
Net revenues	$802,909	$2,039,299	$37,707	$(5,115)	$21,722	$—	$2,896,522

Expenses:
Cost of sales	—	1,816,480	—	71,596	—	—	1,888,076
Compensation and benefits	462,933	10,505	15,217	4,511	11,665	—	504,831
Floor brokerage and clearing fees	42,852	—	—	—	—	—	42,852
Interest	—	1,713	9,936	939	—	14,737	27,325
Depreciation and amortization	15,928	26,664	2,439	9,528	865	—	55,424
Selling, general and other expenses	153,084	9,458	20,362	19,445	5,695	—	208,044
Total expenses	674,797	1,864,820	47,954	106,019	18,225	14,737	2,726,552
Income (loss) before income taxes and income (loss) related to associated companies	128,112	174,479	(10,247)	(111,134)	3,497	(14,737)	169,970
Income (loss) related to associated companies	—	—	30,902	1,057	(1,902)	—	30,057
Income (loss) before income taxes	$128,112	$174,479	$20,655	$(110,077)	$1,595	$(14,737)	$200,027

A summary of results for the nine months ended September 30, 2017 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total
Net revenues	$2,381,967	$5,476,274	$153,270	$453,625	$31,748	$—	$8,496,884

Expenses:
Cost of sales	—	5,030,887	—	210,834	—	—	5,241,721
Compensation and benefits	1,374,127	29,649	45,349	13,880	37,582	—	1,500,587
Floor brokerage and clearing fees	133,145	—	—	—	—	—	133,145
Interest	—	5,781	29,797	2,764	—	44,201	82,543
Depreciation and amortization	46,877	73,522	8,003	24,650	2,599	—	155,651
Selling, general and other expenses	444,724	26,428	47,463	36,511	20,892	—	576,018
Total expenses	1,998,873	5,166,267	130,612	288,639	61,073	44,201	7,689,665
Income (loss) before income taxes and income (loss) related to associated companies	383,094	310,007	22,658	164,986	(29,325)	(44,201)	807,219
Income (loss) related to associated companies	—	—	(91,866)	8,295	(842)	—	(84,413)
Income (loss) before income taxes	$383,094	$310,007	$(69,208)	$173,281	$(30,167)	$(44,201)	$722,806

A summary of results for the three months ended September 30, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total
Net revenues	$656,496	$1,747,042	$54,742	$217,089	$1,006	$—	$2,676,375

Expenses:
Cost of sales	—	1,595,671	—	93,422	—	—	1,689,093
Compensation and benefits	376,438	9,660	15,100	7,334	10,183	—	418,715
Floor brokerage and clearing fees	40,189	—	—	—	—	—	40,189
Interest	—	2,967	4,596	836	—	14,722	23,121
Depreciation and amortization	16,108	23,100	3,882	8,734	867	—	52,691
Selling, general and other expenses	140,571	7,375	13,826	70,569	6,819	—	239,160
Total expenses	573,306	1,638,773	37,404	180,895	17,869	14,722	2,462,969
Income (loss) before income taxes and income related to associated companies	83,190	108,269	17,338	36,194	(16,863)	(14,722)	213,406
Income related to associated companies	—	—	27,806	8,453	244	—	36,503
Income (loss) before income taxes	$83,190	$108,269	$45,144	$44,647	$(16,619)	$(14,722)	$249,909

A summary of results for the nine months ended September 30, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total
Net revenues	$1,678,212	$5,180,127	$(71,338)	$451,484	$78,354	$—	$7,316,839

Expenses:
Cost of sales	—	4,856,045	—	257,470	—	—	5,113,515
Compensation and benefits	1,141,873	28,628	44,292	22,083	29,337	—	1,266,213
Floor brokerage and clearing fees	124,259	—	—	—	—	—	124,259
Interest	—	10,730	10,988	2,272	—	44,155	68,145
Depreciation and amortization	45,331	68,511	9,973	26,501	2,754	—	153,070
Selling, general and other expenses	421,876	23,680	31,806	111,898	23,414	—	612,674
Total expenses	1,733,339	4,987,594	97,059	420,224	55,505	44,155	7,337,876
Income (loss) before income taxes and income related to associated companies	(55,127)	192,533	(168,397)	31,260	22,849	(44,155)	(21,037)
Income related to associated companies	—	—	86,121	21,247	1,077	—	108,445
Income (loss) before income taxes	$(55,127)	$192,533	$(82,276)	$52,507	$23,926	$(44,155)	$87,408
Jefferies

Jefferies is reflected in our consolidated financial statements and disclosures utilizing a one month lag; Jefferies year ends on November 30 and its fiscal quarters end one month prior to our reporting periods.  A summary of results of operations for Jefferies is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$802,909	$656,496	$2,381,967	$1,678,212

Expenses:
Compensation and benefits	462,933	376,438	1,374,127	1,141,873
Floor brokerage and clearing fees	42,852	40,189	133,145	124,259
Depreciation and amortization	15,928	16,108	46,877	45,331
Selling, general and other expenses	153,084	140,571	444,724	421,876
Total expenses	674,797	573,306	1,998,873	1,733,339

Income (loss) before income taxes	$128,112	$83,190	$383,094	$(55,127)

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

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Equities	$178,106	$149,458	$608,770	$376,632
Fixed income	143,688	196,241	525,941	493,086
Total sales and trading	321,794	345,699	1,134,711	869,718
Investment banking:
Capital markets:
Equities	86,081	68,218	222,549	173,122
Debt	186,261	72,473	474,736	175,870
Advisory	203,360	154,239	538,301	429,914
Total investment banking	475,702	294,930	1,235,586	778,906
Other	5,413	15,867	11,670	29,588

Total net revenues	$802,909	$656,496	$2,381,967	$1,678,212
Net Revenues

The increase in net revenues for Jefferies for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily reflects record quarterly investment banking results and higher equities net revenues, partially offset by lower fixed income net revenues. Higher investment banking results during the three months ended September 30, 2017 reflect increased capital markets activity, including record debt capital markets revenues, solid results in Jefferies equity capital markets business and a strong performance in its mergers, acquisitions and advisory activities compared with the prior year quarter. The increase in equities revenues was primarily attributable to growth in market share in Jefferies core equities businesses.

Equity revenues include a net gain of $2.2 million recognized during the three months ended September 30, 2017 from Jefferies investment in KCG Holdings, Inc. (“KCG”), compared with $6.1 million in the comparable prior year quarter, as well as net revenues of $20.4 million from Jefferies share of its Jefferies Finance LLC (“Jefferies Finance”) joint venture, compared with $11.4 million in the prior year quarter. The decrease in fixed income net revenues is primarily due to lower levels of volatility and volumes across most core businesses compared with the prior year quarter. Net revenues in the three months ended September 30, 2017 included investment income from managed funds of $1.2 million, compared with investment income of $8.3 million in the prior year quarter.

The increase in net revenues for Jefferies for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily reflects higher net revenues in investment banking, equities and fixed income. Higher investment banking results during the nine months ended September 30, 2017 reflect increased debt and equity capital markets revenues and advisory revenues, as a result of higher transaction volumes. In the prior year period, new issue equity and leveraged finance capital markets were extremely constrained in the early part of 2016 and remained slow throughout the nine months ended September 30, 2016. The increase in fixed income net revenues is primarily due to higher levels of trading activity in the first quarter of 2017 due to improved market conditions compared with the prior year period.

The increase in equities revenues was primarily attributable to a net gain of $109.0 million recognized during the nine months ended September 30, 2017 from Jefferies investment in two equity securities, including KCG, compared with a net loss of $20.0 million during the nine months ended September 30, 2016 from these two equity securities. KCG was sold for $20.00 per share in cash on July 20, 2017. The increase in equities net revenues was also due to net revenues of $66.8 million from Jefferies share of its Jefferies Finance joint venture during the nine months ended September 30, 2017, compared with a net loss of $27.5 million during the nine months ended September 30, 2016. Net revenues in the nine months ended September 30, 2017 included investment losses from managed funds of $4.7 million, compared with investment income from managed funds of $4.0 million during the nine months ended September 30, 2016.

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

Equities net revenues during the three months ended September 30, 2017 increased $28.6 million as compared to the three months ended September 30, 2016. Equities revenue for the three months ended September 30, 2017 include a final net gain of $2.2 million from Jefferies investment in KCG, compared with $6.1 million in the 2016 period.

Equities revenues were solid during the three months ended September 30, 2017 across most of Jefferies equities sales and trading businesses due to growth in market share. Equities commission revenues declined slightly in Jefferies U.S. and Europe cash equities and equity derivatives trading businesses due to lower institutional investor volumes and reduced volatility, partially offset by an increase in its electronic trading volumes during the three months ended September 30, 2017 as compared to the prior year quarter.

Equities revenues during the three months ended September 30, 2017 include net revenues of $20.4 million from Jefferies share of Jefferies Finance, primarily due to an increase in activity, compared with $11.4 million in the prior year quarter. Net revenues from Jefferies share of Jefferies LoanCore during the three months ended September 30, 2017 decreased as compared to the 2016 period due to a decline in loan securitizations.

Equities net revenues during the nine months ended September 30, 2017 increased $232.1 million as compared to the nine months ended September 30, 2016. Equities revenue for the nine months ended September 30, 2017 include a net gain of $109.0 million from Jefferies investment in two equity securities, including KCG, compared with a net loss of $20.0 million in the 2016 period from these two equity securities.

Equities revenues related to the core equities businesses during the nine months ended September 30, 2017 decreased with lower revenues in Jefferies equity derivatives businesses and its Europe cash equities business due to reduced market making activities and lower equity volatility. The decrease was partially offset by higher electronic trading revenues.

Equities commission revenues declined in Jefferies equity derivatives and U.S. cash equities businesses during the nine months ended September 30, 2017 as compared to the prior year period, due to reduced trading volumes and lower levels of volatility, partially offset by higher revenues in its electronic trading and Asia Pacific cash equities businesses due to increased trading volumes.

Equities revenues during the nine months ended September 30, 2017 include net revenues of $66.8 million from Jefferies share of Jefferies Finance, primarily due to an increase in activity, compared with a net loss of $27.5 million in the prior year period, primarily due to the mark down of certain loans held for sale. Net revenues from Jefferies share of Jefferies LoanCore declined during the nine months ended September 30, 2017 as compared to the 2016 period due to a decrease in loan closings and syndications.

Fixed Income Net Revenues
Fixed income net revenues include commissions, principal transactions and net interest revenue generated by Jefferies fixed income sales and trading businesses from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, high yield and distressed securities, bank loans, municipal bonds, emerging markets debt, foreign exchange and interest rate derivatives.
Fixed income net revenues during the three months ended September 30, 2017 decreased $52.6 million as compared to the three months ended September 30, 2016. Jefferies recorded lower secondary sales and trading revenues in most of its businesses compared with the prior year quarter due to reduced trading volumes and lower levels of volatility, partially offset by higher revenues in Jefferies European credit, international rates and municipal securities businesses. The trading environment during the prior year quarter was characterized by improved financial market and secondary market trading conditions, which was also positively impacted by increased demand for higher yielding asset classes.

Revenues from Jefferies corporates businesses decreased as compared to the prior year quarter due to decreased trading activity, as a result of lower new issuance activity. Lower revenues in Jefferies U.S. securitized markets group during the three months ended September 30, 2017 resulted from reduced trading volumes, while the prior year quarter was positively impacted by increased demand for spread products, particularly, demand for higher yielding asset classes after the Brexit vote.

Revenues from Jefferies emerging markets business were lower during the three months ended September 30, 2017 due to decreased trading volumes and lower levels of volatility in the emerging markets as compared with the prior year quarter. Revenues in its leveraged credit business declined due to reduced volatility and decreased trading volumes within high yield and distressed products. Lower revenues in Jefferies U.S. rates business resulted from lower transaction volumes given decreased interest rate volatility, while the prior year quarter was characterized by a low interest rate environment and moderate economic growth in the U.S., which led to increased trading opportunities in its U.S. rates business.

Revenue declines in the three months ended September 30, 2017 were offset by higher revenues in Jefferies European credit business due to improved credit market conditions as demand increased for higher yielding products, as well as higher revenues in its international rates businesses due to a more favorable trading environment. Additionally, its municipal securities business generated higher revenues as Jefferies added new team members and expanded market share.

Fixed income net revenues during the nine months ended September 30, 2017 increased $32.9 million as compared to the nine months ended September 30, 2016. Jefferies recorded higher revenues compared with the prior year period primarily due to improved trading conditions and an increase in transaction volumes. The trading environment during the prior year period was characterized by significant market dislocation and lower trading volumes.

Revenues in Jefferies leveraged credit business during the nine months ended September 30, 2017 were strong on increased trading volumes within high yield and distressed products, as a result of an improved credit environment, as well as strategic growth in the business, compared with mark-to-market losses in the prior year period. Additionally, higher revenues in Jefferies European credit business were due to improved trading conditions and increased demand for higher yielding products, while volatile oil prices and uncertainty as to bank liquidity negatively impacted revenues in this business in the prior year period. Jefferies municipal securities business performed well during the 2017 period, driven by increased client activity. Revenues in Jefferies international securitized markets group increased due to improved trading volumes, compared with a market slowdown in the prior year period. Higher revenues in Jefferies international rates business were due to a more favorable trading environment compared with the prior year period.

These increases were partially offset by lower revenues in Jefferies corporates business due to decreased trading activity, as a result of lower new issuance activity and demand, as well as lower revenues in its U.S. rates, emerging markets and U.S. securitized markets businesses due to decreased trading volumes and lower levels of volatility compared with the prior year period.

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
Total investment banking revenues were $475.7 million for the three months ended September 30, 2017, a record quarter, 61% higher than the three months ended September 30, 2016. This increase primarily reflects record debt capital markets revenues, solid results in Jefferies equity capital markets business and a strong performance by its mergers, acquisitions and advisory activities.
Capital markets revenues for the three months ended September 30, 2017 increased 94% from the prior year quarter. Advisory revenues for the three months ended September 30, 2017 increased 32% compared to the prior year quarter.

From equity and debt capital raising activities, Jefferies generated $86.1 million and $186.3 million in revenues, respectively, for the three months ended September 30, 2017. During the three months ended September 30, 2017, Jefferies completed 381 public and private debt financings that raised $91.0 billion in aggregate and Jefferies completed 34 public and private equity and convertible offerings that raised $15.7 billion (33 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $203.4 million, including revenues from 48 merger and acquisition transactions and two restructuring and recapitalization transactions with an aggregate transaction value of $29.0 billion.

Investment banking revenues were $294.9 million for the three months ended September 30, 2016. From equity and debt capital raising activities, Jefferies generated $68.2 million and $72.5 million in revenues, respectively. During the three months ended September 30, 2016, Jefferies completed 316 public and private debt financings that raised $47.1 billion in aggregate and Jefferies completed 37 public equity and private equity and convertible offerings that raised $6.5 billion (34 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $154.2 million, including revenues from 40 merger and acquisition transactions and five restructuring and recapitalization transactions with an aggregate transaction value of $31.9 billion.

Total investment banking revenues were $1,235.6 million for the nine months ended September 30, 2017, 59% higher than the nine months ended September 30, 2016. This increase was due to significantly increased debt and equity capital markets and advisory revenues as a result of higher transaction volumes. In the prior year period, new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the nine months ended September 30, 2016.

Capital markets revenues for the nine months ended September 30, 2017 increased 100% from the prior year period. Advisory revenues for the nine months ended September 30, 2017 increased 25% compared to the prior year period.

From equity and debt capital raising activities, Jefferies generated $222.5 million and $474.7 million in revenues, respectively, for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, Jefferies completed 817 public and private debt financings that raised $209.9 billion in aggregate and Jefferies completed 125 public and private equity and convertible offerings that raised $50.1 billion (118 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $538.3 million, including revenues from 119 merger and acquisition transactions and eight restructuring and recapitalization transactions with an aggregate transaction value of $106.1 billion.

Investment banking revenues were $778.9 million for the nine months ended September 30, 2016. From equity and debt capital raising activities, Jefferies generated $173.1 million and $175.9 million in revenues, respectively. During the nine months ended September 30, 2016, Jefferies completed 674 public and private debt financings that raised $126.3 billion in aggregate and Jefferies completed 88 public and private equity and convertible offerings that raised $17.6 billion (83 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $429.9 million, including revenues from 106 merger and acquisition transactions and nine restructuring and recapitalization transactions with an aggregate transaction value of $90.3 billion.

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
Included in Compensation and benefits expense is share-based amortization expense for senior executive awards granted in February 2016 and January 2017, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting.  Such senior executive awards contain market and performance conditions and are being amortized over their respective future service periods. Compensation expense related to the amortization of share-based and cash-based awards amounted to $71.7 million and $62.4 million for the three months ended September 30, 2017 and 2016, respectively, and $206.5 million and $207.9 million for the nine months ended September 30, 2017 and 2016, respectively. Compensation and benefits as a percentage of Net revenues was 58% and 57% for the three months ended September 30, 2017 and 2016, respectively, and 58% and 68% for the nine months ended September 30, 2017 and 2016, respectively.

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
Non-compensation expenses increased during the three and nine months ended September 30, 2017 as compared to the prior year periods. The increase in non-compensation expenses during the three months ended September 30, 2017 was primarily due to an increase in technology and communications expenses due to costs associated with the development of the various trading systems and projects associated with corporate support infrastructure, higher floor brokerage and clearing expenses due to the mix of costs across certain equities and fixed income businesses and an increase in other expenses, partially offset by a decline in professional services expense.

The increase in non-compensation expenses during the nine months ended September 30, 2017 was primarily due to an increase in floor brokerage and clearing expenses due to improved market and trading conditions across most core businesses, primarily in the first quarter of 2017, technology and communications expenses due to costs associated with the development of the various trading systems and projects associated with corporate support infrastructure and an increase in other expenses.

National Beef

A summary of results of operations for National Beef is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$2,039,299	$1,747,042	$5,476,274	$5,180,127

Expenses:
Cost of sales	1,816,480	1,595,671	5,030,887	4,856,045
Compensation and benefits	10,505	9,660	29,649	28,628
Interest	1,713	2,967	5,781	10,730
Depreciation and amortization	26,664	23,100	73,522	68,511
Selling, general and other expenses	9,458	7,375	26,428	23,680
Total expenses	1,864,820	1,638,773	5,166,267	4,987,594

Income before income taxes	$174,479	$108,269	$310,007	$192,533
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
Revenues in the three months ended September 30, 2017 increased 17% in comparison to the same period in 2016, due to an increase in the number of cattle processed and higher selling prices. Cost of sales increased 14% for the three months ended September 30, 2017 as compared to the same period in 2016. The increase is primarily due to an increase in volume, partially offset by a small decrease in the price of fed cattle. Revenue and expense comparisons were also impacted by the third quarter of 2017 being a fourteen-week period for National Beef as compared to a thirteen-week period in the third quarter of 2016. The combined effects of increased margin per head, an increase in volume and the extra week led to higher profitability in the 2017 period as compared to the 2016 period.
Revenues in the nine months ended September 30, 2017 increased 6% in comparison to the same period in 2016, primarily due to an increase in the number of cattle processed. Cost of sales increased by 4% for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase is also due to an increase in the number of cattle processed, partially offset by a decrease in the price of fed cattle. The combined effects of increased margin per head and an increase in volume led to higher profitability in the 2017 period as compared to the 2016 period.

Corporate and Other Results
A summary of results of operations for corporate and other is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$21,722	$1,006	$31,748	$78,354

Expenses:
Compensation and benefits	11,665	10,183	37,582	29,337
Depreciation and amortization	865	867	2,599	2,754
Selling, general and other expenses	5,695	6,819	20,892	23,414
Total expenses	18,225	17,869	61,073	55,505

Income (loss) before income taxes and income (loss) related to associated companies	3,497	(16,863)	(29,325)	22,849
Income (loss) related to associated companies	(1,902)	244	(842)	1,077
Income (loss) before income taxes	$1,595	$(16,619)	$(30,167)	$23,926

Net revenues of corporate and other primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Net revenues for the three and nine months ended September 30, 2017 include a $19.7 million realized security gain from an investment in a non-public security. Net revenues for the nine months ended September 30, 2017 and 2016, respectively, include a $6.1 million and $65.6 million increase in a trading asset which is held at fair value.

The increase in corporate compensation and benefits for the nine months ended September 30, 2017 is primarily due to additional share-based compensation expense recorded in the 2017 period. Share-based compensation expense totaled $13.5 million and $6.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Other Financial Services Businesses and Investments

A summary of results for other financial services businesses and investments is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$37,707	$54,742	$153,270	$(71,338)

Expenses:
Compensation and benefits	15,217	15,100	45,349	44,292
Interest	9,936	4,596	29,797	10,988
Depreciation and amortization	2,439	3,882	8,003	9,973
Selling, general and other expenses	20,362	13,826	47,463	31,806
Total expenses	47,954	37,404	130,612	97,059

Income (loss) before income taxes and income (loss) related to associated companies	(10,247)	17,338	22,658	(168,397)
Income (loss) related to associated companies	30,902	27,806	(91,866)	86,121
Income (loss) before income taxes	$20,655	$45,144	$(69,208)	$(82,276)

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

Excluding the FXCM revenues discussed below, the net revenues in other financial services businesses and investments reflect revenue (losses) of $35.4 million and $12.0 million for the three months ended September 30, 2017 and 2016, respectively, and $135.6 million and $(13.0) million for the nine months ended September 30, 2017 and 2016, respectively. The year-over-year increases in revenues primarily reflect greater returns on investments related to the Leucadia Asset Management businesses and at our 54 Madison real estate fund. All expense categories were impacted by the growth of our Leucadia Asset Management businesses for the three and nine months ended September 30, 2017, as compared to the same periods of 2016. Pre-tax income (losses) related to our Leucadia Asset Management businesses totaled $(7.7) million and $(16.3) million for the three months ended September 30, 2017 and 2016, respectively, and $13.0 million and $(90.4) million for the nine months ended September 30, 2017 and 2016, respectively. Pre-tax income at our Leucadia Asset Management businesses primarily reflect the continued build out of the businesses, as well as returns on investments recorded at market value.

Income related to Berkadia was $34.8 million and $26.0 million for the three months ended September 30, 2017 and 2016, respectively, and $68.0 million and $59.5 million for the nine months ended September 30, 2017 and 2016, respectively. Our share of income related to HomeFed was $0.2 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $9.9 million and $23.1 million during the nine months ended September 30, 2017 and 2016, respectively. The nine months ended September 30, 2016 primarily reflects a reversal of HomeFed's deferred tax valuation allowance in the second quarter of 2016 as HomeFed concluded that it was more likely than not that they would have future taxable income sufficient to realize their net deferred tax asset.

As more fully discussed in Note 3 to our consolidated financial statements, on September 1, 2016, we, Global Brokerage Inc. ("Global Brokerage" and formerly FXCM Inc.) and Global Brokerage Holdings, LLC ("Global Brokerage Holdings" and formerly FXCM Holdings, LLC) entered into an agreement that amended the terms of our loan and associated rights. Among other changes, the amendments gave Leucadia a 49.9% common membership interest in FXCM and we gained the ability to significantly influence FXCM through the amendments and as a result, we account for our equity interest in FXCM under the equity method of accounting. Net revenues include gains (losses) of $2.3 million and $17.6 million, respectively, during the three and nine months ended September 30, 2017 from our FXCM term loan and $42.7 million and $(58.3) million, respectively, during the three and nine months ended September 30, 2016 from our FXCM term loan and related rights. This includes the component related to interest income, which is recorded within Principal transactions revenues. We also recorded losses, before impairment charges, related to our equity method investment in FXCM of $4.3 million and $36.2 million during the three and nine months ended September 30, 2017, respectively.

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

Other Merchant Banking Businesses and Investments

A summary of results for other merchant banking businesses and investments is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$(5,115)	$217,089	$453,625	$451,484

Expenses:
Cost of sales	71,596	93,422	210,834	257,470
Compensation and benefits	4,511	7,334	13,880	22,083
Interest	939	836	2,764	2,272
Depreciation and amortization	9,528	8,734	24,650	26,501
Selling, general and other expenses	19,445	70,569	36,511	111,898
Total expenses	106,019	180,895	288,639	420,224

Income (loss) before income taxes and income related to associated companies	(111,134)	36,194	164,986	31,260
Income related to associated companies	1,057	8,453	8,295	21,247
Income (loss) before income taxes	$(110,077)	$44,647	$173,281	$52,507

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

Net revenues for the three months ended September 30, 2017 include unrealized losses of $97.9 million from the change in value of our investment in HRG, partially offset by revenues of $82.0 million from our manufacturing companies and $12.0 million from our oil and gas exploration and development businesses. Net revenues for the three months ended September 30, 2016 include $91.8 million of unrealized gains from the change in value of our investment in HRG, $111.8 million from our manufacturing companies and $11.6 million from our oil and gas exploration and development businesses. The decline in revenues from our manufacturing companies for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is due to the sale of Conwed in the first quarter of 2017.

Net revenues for the nine months ended September 30, 2017 include $2.3 million of unrealized gains from the change in value of our investment in HRG, $421.8 million from our manufacturing companies, including the gain on the sale of Conwed of $178.2 million (net of working capital adjustments) and $26.8 million from our oil and gas exploration and development businesses. Net revenues for the nine months ended September 30, 2016 include $99.7 million of unrealized gains from the change in value of our investment in HRG, $313.6 million from our manufacturing companies and $30.1 million from our oil and gas exploration and development businesses.
As discussed further in Note 3 to our consolidated financial statements, Vitesse uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Net unrealized gains (losses) recorded related to these options were $(1.6) million and $(3.3) million during the three months ended September 30, 2017 and 2016, respectively, and $3.4 million and $(8.2) million during the nine months ended September 30, 2017 and 2016, respectively. JETX revenues during the three and nine months ended September 30, 2017 were impacted by $3.3 million and $22.0 million, respectively, of unrealized losses on a trading asset which is held at fair value.
Total expenses decreased $74.9 million and $131.6 million, respectively, in the three and nine months ended September 30, 2017 as compared to the same periods in 2016, primarily reflecting lower costs for our oil and gas exploration and development businesses and the sale of Conwed in early 2017. Selling, general and other expenses for our oil and gas exploration and development businesses declined $50.2 million and $67.6 million, respectively, during the three and nine months ended September 30, 2017 as compared to the same periods in 2016. The declines are primarily due to a $55.0 million impairment recorded by JETX in the third quarter of 2016, partially offset by a $10.1 million impairment of JETX's Houston County acreage in the third quarter of 2017. The third quarter 2017 write-off of the remaining Houston County acreage was due to the decision made in the third quarter of 2017 to focus on JETX's other higher returning acreage. The 2016 impairment charge related to decisions made by JETX in the third quarter of

2016 to curtail development of its southern acreage in the East Eagle Ford and its Houston County acreage. Impairment charges were recorded for the differences between the carrying values and the estimated net realizable values.
Income related to Garcadia was $12.6 million and $14.2 million for the three months ended September 30, 2017 and 2016, respectively, and $38.5 million and $43.5 million for the nine months ended September 30, 2017 and 2016, respectively. Losses related to Linkem were $9.5 million and $5.8 million for the three months ended September 30, 2017 and 2016, respectively, and $26.6 million and $20.7 million during the nine months ended September 30, 2017 and 2016, respectively.
Pre-tax loss for the three months ended September 30, 2017 includes losses of $97.9 million related to our investment in HRG and pre-tax losses from the oil and gas exploration and development businesses of $14.3 million, partially offset by $6.9 million of income from manufacturing and $1.1 million of income related to associated companies. The pre-tax income for the three months ended September 30, 2016 includes $91.8 million related to our investment in HRG, $9.8 million from manufacturing and $8.5 million of income related to associated companies, offset partially by pre-tax losses from the oil and gas exploration and development businesses of $63.9 million.
Pre-tax income for the nine months ended September 30, 2017 includes $199.5 million from manufacturing, including the gain on the sale of Conwed of $178.2 million (including working capital adjustments), $8.3 million of income related to associated companies and $2.3 million related to our investment in HRG, offset partially by pre-tax losses from the oil and gas exploration and development businesses of $26.9 million. Pre-tax income for the nine months ended September 30, 2016 includes $99.7 million related to our investment in HRG, $30.3 million from manufacturing and $21.2 million of income related to associated companies, offset by pre-tax losses for the oil and gas exploration and development businesses of $92.1 million.
Parent Company Interest
Parent company interest totaled $14.7 million for both the three months ended September 30, 2017 and 2016 and $44.2 million for both the nine months ended September 30, 2017 and 2016.
Income Taxes
For the three and nine months ended September 30, 2017, our provisions for income taxes were $63.3 million and $218.1 million, respectively, representing an effective tax rate of 32% and 30%, respectively. Our provision for income taxes for the nine months ended September 30, 2017 was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits. This benefit reduced our effective tax rate for the nine months ended September 30, 2017 by approximately 4%.
For the three and nine months ended September 30, 2016, our provisions for income taxes were $73.7 million and $59.2 million, respectively, representing an effective tax rate of 29% and 68%, respectively. The projected 2016 full year effective rate was impacted by changes in the geographical mix of earnings among jurisdictions with differing tax rates. Additionally, our provision for income taxes for the nine months ended September 30, 2016 was increased by a $23.0 million charge related to previously issued stock awards. The majority of the awards expired during the first quarter of 2016. The tax deductions associated with the remainder of the awards was less than the compensation cost recognized for financial reporting purposes. This charge impacted our effective tax rate for the nine months ended September 30, 2016 by approximately 26%.
Selected Balance Sheet Data

In addition to preparing our Consolidated Statements of Financial Condition in accordance with GAAP, we also review the tangible capital associated with each of our businesses and investments, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that this information is useful to investors as it allows them to view our businesses and investments through the eyes of management while facilitating a comparison across historical periods. We define tangible capital as Total Leucadia National Corporation shareholders' equity less Intangible assets, net and goodwill.

The tables below reconcile tangible capital to our GAAP balance sheet (in thousands):

	September 30, 2017
	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and other	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$4,806,724	$14,013	$33,732	$30,058	$132,405	$—	$5,016,932
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	903,744	—	—	—	—	—	903,744
Financial instruments owned	14,036,679	—	467,479	788,611	732,793	—	16,025,562
Investments in managed funds	169,926	—	326,365	44,984	—	—	541,275
Loans to and investments in associated companies	897,604	—	922,650	484,373	46,353	—	2,350,980
Securities borrowed	7,758,532	—	—	—	—	—	7,758,532
Securities purchased under agreements to resell	3,371,435	—	—	—	—	—	3,371,435
Receivables	4,201,308	192,318	1,023,039	50,438	40,744	—	5,507,847
Property, equipment and leasehold improvements, net	290,871	383,867	3,406	29,780	19,761	—	727,685
Intangible assets, net and goodwill	1,897,641	565,854	9,797	—	—	—	2,473,292
Deferred tax asset, net	356,833	—	—	—	905,815	—	1,262,648
Other assets	714,865	300,124	94,955	559,069	82,069	(24,070)	1,727,012
Total Assets	39,406,162	1,456,176	2,881,423	1,987,313	1,959,940	(24,070)	47,666,944

Liabilities
Long-term debt (1)	6,449,685	111,818	450,642	91,764	988,733	—	8,092,642
Other liabilities	27,251,912	259,243	727,492	43,889	160,687	(24,070)	28,419,153
Total liabilities	33,701,597	371,061	1,178,134	135,653	1,149,420	(24,070)	36,511,795

Redeemable noncontrolling interests	—	374,425	473	13,674	—	—	388,572
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	701	—	156,920	32,046	—	—	189,667
Total Leucadia National Corporation Shareholders' Equity	$5,703,864	$710,690	$1,545,896	$1,805,940	$685,520	$—	$10,451,910

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,703,864	$710,690	$1,545,896	$1,805,940	$685,520	$—	$10,451,910
Less: Intangible assets, net and goodwill	(1,897,641)	(565,854)	(9,797)	—	—	—	(2,473,292)
Tangible Capital	$3,806,223	$144,836	$1,536,099	$1,805,940	$685,520	$—	$7,978,618

(1) Long-term debt within Other financial services businesses and investments of $450.6 million at September 30, 2017 includes $313.7 million for 54 Madison Capital, LLC ("54 Madison"), $114.3 million for Foursight Capital and $22.6 million for Chrome Capital. Long-term debt within Other merchant banking businesses and investments of $91.8 million at September 30, 2017 includes $54.0 million for real estate associated with the Garcadia investment and $37.8 million for Vitesse.

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

(2) Long-term debt within Other financial services businesses and investments of $545.5 million at December 31, 2016 includes $406.0 million for 54 Madison, $97.1 million for Foursight Capital and $42.4 million for Chrome Capital. Long-term debt within Other merchant banking businesses and investments of $87.4 million at December 31, 2016 includes $55.7 million for real estate associated with the Garcadia investment and $31.7 million for Vitesse.

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	September 30, 2017	December 31, 2016
Jefferies	$3,806,223	$3,514,471

National Beef	144,836	30,036

Other Financial Services Businesses and Investments:
Leucadia Asset Management (1)	662,444	483,687
HomeFed	312,161	269,421
FXCM	241,429	500,758
Berkadia	199,948	184,443
Foursight Capital and Chrome Capital	97,082	100,516
Other	23,035	(1,085)
Total Other Financial Services Businesses and Investments	1,536,099	1,537,740

Other Merchant Banking Businesses and Investments:
HRG	727,426	725,096
Vitesse	315,578	309,837
JETX	100,183	159,182
Garcadia	203,899	206,760
Linkem	193,418	154,000
Idaho Timber	76,525	76,551
Golden Queen	75,835	78,474
Conwed	—	100,649
Other	113,076	19,054
Total Other Merchant Banking Businesses and Investments	1,805,940	1,829,603

Corporate and other assets, net of all Corporate liabilities including long-term debt	685,520	702,572

Total Tangible Capital (2)	$7,978,618	$7,614,422

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

◦
Our investment in FXCM currently consists of a senior secured term loan due January 2018 ($67.6 million outstanding at September 30, 2017) and a 49.9% equity method interest in FXCM and up to 65% of all distributions. FXCM is a leading online provider of foreign exchange trading services.

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

◦
We own approximately 23% of HRG, a public company traded on the NYSE, and we reflect this investment at fair value. Its consumer products segment contains an approximate 59% ownership stake in Spectrum Brands, a global consumer products company.

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

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 53% of Linkem’s common equity at September 30, 2017. Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

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

•
Corporate and other assets, net of Corporate liabilities, primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies deferred tax asset) and cash and cash equivalents, net of long-term debt, trade payables and accruals, as well as our outstanding mandatorily redeemable convertible preferred shares.

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

In addition to cash and cash equivalents, we have certain other investments that are easily convertible into cash within a relatively short period of time and are classified as trading assets, available for sale securities, receivables and investments in managed funds.  Together, these total $1,192.6 million at September 30, 2017, primarily comprised of cash and short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities.  Our available liquidity, and the investment income realized from cash, cash equivalents and marketable securities is used to meet our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate overhead expenses.

The parent company’s primary long-term cash requirement is to make principal payments on its long-term debt ($1.0 billion principal outstanding as of September 30, 2017), of which $750.0 million is due in 2023 and $250.0 million in 2043.  Historically, we have used our available liquidity to make acquisitions of new businesses and other investments, but, except as disclosed in this report, the timing of any future investments and the costs thereof cannot be predicted.

In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE:SWM) for $295 million in cash plus potential earn-out payments over five years of up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds.
We received $111.3 million of principal and interest from FXCM during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we received $138.9 million in distributions from National Beef.

During the nine months ended September 30, 2017, we invested $124.6 million in a separate account managed by Folger Hill Asia.

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

During the nine months ended September 30, 2017, we bought 797,897 common shares of HomeFed for $31.9 million in privately-negotiated transactions.

During the nine months ended September 30, 2017, we purchased a total of 3,882,738 of our common shares for $96.9 million (including $21.0 million which settled in October 2017), at an average price per share of $24.95. The Board of Directors has authorized the purchase of up to 25,000,000 common shares, which may be made from time to time in the open market, through block trades or otherwise. As of September 30, 2017, 12,500,000 common shares remain authorized for repurchase.

During the nine months ended September 30, 2017, we paid two quarterly dividends of $0.0625 per share for each of the first two quarters and $0.10 per share for the third quarter which aggregated $81.4 million.  The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.

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

At September 30, 2017, we had outstanding 356,189,758 common shares and 16,822,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 373,011,758 outstanding common shares if all awards become outstanding common shares). The 16,822,000 share-based awards include the target number of shares under the senior executive award plan, which is more fully discussed in Note 16.

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

Liquidity reserve (in thousands):	September 30, 2017
Minimum reserve under liquidity target	$531,400
Actual liquidity	$1,192,627

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies) assuming the loss of our two largest investments.

Leverage target (dollars in thousands):	September 30, 2017
Total Leucadia National Corporation shareholders' equity	$10,451,910
Less, investment in Jefferies	(5,703,864)
Equity excluding Jefferies	4,748,046
Less, our two largest investments:
National Beef	(710,690)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,561,756
Less, net deferred tax asset excluding Jefferies amount	(905,815)
Equity in a stressed scenario less net deferred tax asset	$2,655,941
Parent company debt (see Note 14 to our consolidated financial statements)	$988,733
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.28	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.37	x

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
Net cash of $1,011.7 million and $330.9 million was provided by operating activities during the nine months ended September 30, 2017 and 2016, respectively.

•
Jefferies generated funds of $870.7 million during the nine months ended September 30, 2017 and used funds of $219.4 million during the nine months ended September 30, 2016.  Included in these amounts are distributions received from associated companies of $8.0 million during 2017 and $11.2 million during 2016.

•	National Beef generated funds of $354.3 million and $243.5 million during the nine months ended September 30, 2017 and 2016.

•
Within our Other Financial Services Businesses and Investments, cash of $124.6 million and $30.0 million, respectively, was used during the nine months ended September 30, 2017 and 2016 to make additional investments in the Leucadia Asset Management platform. During the nine months ended September 30, 2016, cash of $257.0 million was generated from our trading portfolio and $170.0 million from our investments in managed funds related to our Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $51.8 million during 2017 and $70.1 million during 2016. Cash used for operating activities also includes net cash used of $99.2 million during 2017 and $100.0 million during 2016 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•
Within our Other Merchant Banking Businesses and Investments, manufacturing generated funds of $15.5 million and $30.1 million during the nine months ended September 30, 2017 and 2016, respectively. Additionally, during the nine months ended September 30, 2017 cash of $47.6 million was used to make additional investments in our trading portfolio and $50.0 million was used to make an additional investment in a managed funds. We received distributions from Garcadia, an associated company, of $33.8 million during 2017 and $37.4 million during 2016.

•	The change in operating cash flows also reflects greater interest payments during 2017 as compared to 2016.
Net cash of $22.0 million and $558.5 million was used for investing activities during the nine months ended September 30, 2017 and 2016, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies include $53.6 million during 2017 and $78.5 million during 2016. Jefferies made loans to and investments in associated companies of $2,916.2 million during 2017 and $343.8 million during 2016. Jefferies received capital distributions and loan repayments from its associated companies of $2,729.3 million during 2017 and $485.6 million during 2016.

•	Acquisitions of property, equipment and leasehold improvements, and other assets within National Beef include $39.2 million during 2017 and $42.3 million during 2016.

•
Within our Other Financial Services Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets were $1.3 million during 2017 and $48.4 million during 2016. Advances on notes, loans and other receivables during 2017 and 2016 primarily relate to real estate projects in 54 Madison. Collections on notes, loans and other receivables during 2017 include $139.1 million related to real estate projects in 54 Madison and $111.3 million related to FXCM. Collections on notes, loans and other receivables during 2016 include $23.1 million related to real estate projects in 54 Madison and $25.5 million related to FXCM. Loans to and investments in associated companies include $31.9 million in HomeFed during 2017, and $48.7 million and $123.7 million, respectively, in 54 Madison during 2017 and 2016, of which $27.5 million and $73.9 million, respectively, of that was contributed by noncontrolling interests. Capital distributions include $25.6 million during 2017 related to 54 Madison.

•
Within our Other Merchant Banking Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas exploration and production businesses. They totaled $35.1 million during 2017 and $86.0 million during 2016. Proceeds from sale of subsidiary relates to the sale of Conwed. Loans to and investments in associated companies include $32.0 million and $33.3 million to Linkem during

2017 and 2016, respectively. We received capital distributions from Garcadia of $7.1 million during 2017 and $7.7 million during 2016.
Net cash of $218.0 million was provided by financing activities and $114.5 million was used for financing activities during the nine months ended September 30, 2017 and 2016, respectively.

•
Issuance of debt includes $1,130.0 million during 2017 and $239.8 million during 2016 related to Jefferies. Repayment of debt includes $341.0 million during 2017 and $373.2 million during 2016 related to Jefferies. Net change in bank overdrafts of $5.8 million in 2017 and $56.1 million in 2016 related to Jefferies. Net change in other secured financings includes payments of $203.0 million during 2017 and $156.6 million during 2016 related to Jefferies.

•
Issuance of debt for National Beef includes $245.1 million during 2017 of borrowings under its bank credit facility. National Beef reflects repayment of debt of $410.2 million in 2017 and $130.5 million during 2016.

•
Within our Other Financial Services Businesses and Investments, borrowings include $213.5 million during 2017 and $365.4 million during 2016. Their repayment of debt includes $310.2 million during 2017 and $254.0 million during 2016. Net change in other secured financings includes proceeds of $68.3 million during 2017 and $154.4 million during 2016 related to Foursight Capital. Contributions from noncontrolling interests include $25.2 million during 2017 and $110.8 million during 2016 related to 54 Madison.

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

At September 30, 2017, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 2% of total trading assets.

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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Securities purchased under agreements to resell:
Period end	$3,371	$3,862
Month end average	6,299	5,265
Maximum month end	7,814	7,001

Securities sold under agreements to repurchase:
Period end	$8,473	$6,792
Month end average	11,078	11,410
Maximum month end	13,626	16,620

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
Sources of Liquidity
Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	September 30, 2017	Average Balance Third Quarter 2017 (1)	December 31, 2016
Cash and cash equivalents:
Cash in banks	$1,574,051	$1,263,726	$905,391
Certificates of deposit	25,000	25,000	25,000
Money market investments	3,207,673	2,442,820	2,599,066
Total cash and cash equivalents	4,806,724	3,731,546	3,529,457

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,083,265	1,093,890	1,455,398
Other (3)	301,260	450,354	318,646
Total other sources	1,384,525	1,544,244	1,774,044

Total cash and cash equivalents and other liquidity sources	$6,191,249	$5,275,790	$5,303,501

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable.  Repurchase financing can be readily obtained for approximately 74% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory.  In addition, as a matter of Jefferies policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets.  Additionally, certain of Jefferies trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies long-term capital.  Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset.  Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	September 30, 2017		December 31, 2016
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,054,519	$225,010	$1,815,819	$280,733
Corporate debt securities	2,052,673	36,405	1,818,150	—
U.S. Government, agency and municipal securities	2,036,431	365,560	3,157,737	600,456
Other sovereign obligations	2,134,971	796,709	2,258,035	854,942
Agency mortgage-backed securities (1)	1,861,844	—	1,090,391	—
Loans and other receivables	264,177	—	274,842	—
	$10,404,615	$1,423,684	$10,414,974	$1,736,131

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies financial instruments inventory.  The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions.  Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities.  Approximately 77.9% of Jefferies cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations.  Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually.  Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants.  The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory.  For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis and the tenor of Jefferies repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies is financing. The weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.
Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements.  As of September 30, 2017, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $417.1 million.  Interest under the bank lines is generally at a spread over the federal funds rate.

Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities.  Average daily short-term borrowings outstanding for Jefferies were $436.7 million and $474.2 million for the three and nine months ended September 30, 2017, respectively.
Jefferies short-term borrowings include the following facilities:

•
Intraday Credit Facility. The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At September 30, 2017, Jefferies was in compliance with all debt covenants under the Intraday Credit Facility.

•
Secured Revolving Loan Facilities. In October 2015, Jefferies entered into a secured revolving loan facility (“First Secured Revolving Loan Facility”) whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million. In December 2015, Jefferies entered into a second secured revolving loan facility ("Second Secured Revolving Loan Facility") whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million. The First Secured Revolving Loan Facility was terminated effective December 6, 2016. The Second Secured Revolving Loan Facility was terminated effective January 24, 2017.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement.  The outstanding amount of the notes issued under the program was $541.6 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at September 30, 2017.  Of the $541.6 million aggregate notes, $267.9 million matures in May 2018, but is currently redeemable at the option of the noteholders and bears interest at a spread over one month LIBOR; $97.4 million matures in February 2018 and bears interest at a spread over one month LIBOR; $101.3 million matures in July 2018, but is currently redeemable at Jefferies option or the option of the noteholders and bears interest at a spread over one month LIBOR; and $75.0 million matures in July 2018 and bears interest at a spread over one month LIBOR.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at September 30, 2017 is $6.4 billion.  Jefferies long-term debt has a weighted average maturity of approximately seven years.

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade.  The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $57.5 million.  For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called.  The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade.  The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.

Contractual Obligations

In October 2017, Jefferies entered into a contract for technology operations services under which they have contractual obligations of approximately $2.5 million for the remainder of fiscal 2017, approximately $11.9 million for fiscal 2018 and annual obligations for each year thereafter of approximately $15.7 million through 2028.

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

Jefferies LLC and Jefferies Execution’s net capital and excess net capital as of September 30, 2017 were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,491,122	$1,411,625
Jefferies Execution	$7,961	$7,711

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

As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $727.4 million at September 30, 2017.  Assuming a decline of 10% in market prices, the value of our investment in HRG would decrease by approximately $72.7 million. Excluding Jefferies and HRG, Financial instruments owned include corporate equity securities with an aggregate fair value of $693.7 million at September 30, 2017. Assuming a decline of 10% in market prices, the value of these investments would decrease by approximately $69.4 million.
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

Value-at-Risk
Within Jefferies, Value-at-Risk ("VaR") is used as a measurement of market risk using a model that simulates revenue and loss distributions on its trading portfolios by applying historical market changes to the current portfolio.  Using the results of this simulation, VaR measures the potential loss in value of our financial instruments due to adverse market movements over a specified time horizon at a given confidence level.  Jefferies calculates a one-day VaR using a one year look-back period measured at a 95% confidence level.
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

	Daily VaR (1) Value-at-Risk in Trading Portfolios
	(In millions)
Risk Categories	VaR at September 30, 2017	Daily VaR for the Three Months Ended September 30, 2017			VaR at June 30, 2017	Daily VaR for the Three Months Ended June 30, 2017
		Average	High	Low		Average	High	Low
Interest Rates	$3.84	$4.10	$5.41	$2.76	$4.61	$5.39	$6.65	$3.89
Equity Prices	3.07	3.73	5.61	2.81	4.69	6.39	17.20	3.23
Currency Rates	0.42	0.25	0.41	0.06	0.16	0.24	0.65	0.08
Commodity Prices	0.46	0.59	1.10	0.38	0.65	1.01	1.70	0.56
Diversification Effect (2)	(3.06)	(2.16)	N/A	N/A	(2.09)	(3.82)	N/A	N/A
Firmwide	$4.73	$6.51	$8.30	$4.73	$8.02	$9.21	$17.55	$5.87

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR decreased to $6.51 million for the three months ended September 30, 2017 from $9.21 million for the three months ended June 30, 2017.  The decrease was primarily due to lower equity risk driven by equities block trading and lower interest rate risk, of which the largest driver was lower interest rate and spread volatility, partially offset by a decrease in the diversification benefit.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate.  This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines.  For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income.  For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During the three months ended September 30, 2017, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels.  Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels.  The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at September 30, 2017 (in thousands):

10% Sensitivity
Private investments	$15,410
Corporate debt securities in default	$12,517
Trade claims	$2,114

VaR also excludes the impact of changes in Jefferies own credit spreads on financial liabilities for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $0.7 million at September 30, 2017.

There were three days with trading losses out of a total of 65 trading days in the three months ended September 30, 2017.

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

•
Loans and lending arise in connection with Jefferies capital markets activities and represents the current exposure, amount at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that were outstanding.  In addition, credit exposures on forward settling traded loans are included in Jefferies loans and lending exposures for consistency with the Consolidated Statement of Financial Condition categorization of these items.

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

Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement.  Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery.  Current exposure equals the fair value of the positions less collateral.  Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans).  Issuer risk is included in Jefferies country risk exposure tables below.  Of Jefferies counterparty credit exposure at September 30, 2017, excluding cash and cash equivalents, 82% are investment grade counterparties, remaining relatively flat compared to December 31, 2016, with a majority concentrated in North America.

When comparing Jefferies credit exposure at September 30, 2017 with credit exposure at December 31, 2016, excluding cash and cash equivalents, current exposure increased to approximately $1,251 million from $1,247 million. Counterparty credit exposure increased over the period by 17% from securities and margin finance, primarily driven by investment grade European banks and broker-dealers, offset by a 41% decrease in counterparty credit exposure from OTC derivatives, attributed primarily to investment grade North American banks and broker-dealers, and a 10% decrease in exposure from Jefferies loan and lending portfolio.

The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
AAA Range	$—	$—	$1.8	$—	$—	$—	$1.8	$—	$3,208.7	$2,601.8	$3,210.5	$2,601.8
AA Range	47.8	44.0	84.3	87.3	0.8	2.1	132.9	133.4	94.5	37.0	227.4	170.4
A Range	0.9	4.2	585.8	539.2	81.4	214.7	668.1	758.1	1,168.3	814.1	1,836.4	1,572.2
BBB Range	0.8	4.9	206.0	117.3	12.9	9.4	219.7	131.6	151.8	51.2	371.5	182.8
BB or Lower	79.1	100.1	1.7	6.2	53.6	23.8	134.4	130.1	100.3	25.1	234.7	155.2
Unrated	94.2	93.5	—	—	—	—	94.2	93.5	83.1	0.3	177.3	93.8
Total	$222.8	$246.7	$879.6	$750.0	$148.7	$250.0	$1,251.1	$1,246.7	$4,806.7	$3,529.5	$6,057.8	$4,776.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Asia/Latin America/Other	$27.0	$4.9	$61.1	$16.3	$—	$32.7	$88.1	$53.9	$303.3	$165.8	$391.4	$219.7
Europe	0.5	—	338.4	234.4	39.5	20.9	378.4	255.3	583.3	248.0	961.7	503.3
North America	195.3	241.8	480.1	499.3	109.2	196.4	784.6	937.5	3,920.1	3,115.7	4,704.7	4,053.2
Total	$222.8	$246.7	$879.6	$750.0	$148.7	$250.0	$1,251.1	$1,246.7	$4,806.7	$3,529.5	$6,057.8	$4,776.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Asset Managers	$—	$—	$13.6	$39.7	$—	$10.9	$13.6	$50.6	$3,207.6	$2,599.5	$3,221.2	$2,650.1
Banks, Broker-dealers	0.9	0.2	600.2	435.9	97.8	170.4	698.9	606.5	1,599.1	930.0	2,298.0	1,536.5
Commodities	—	—	—	—	—	3.3	—	3.3	—	—	—	3.3
Corporates	174.1	204.4	—	—	34.5	18.4	208.6	222.8	—	—	208.6	222.8
Other	47.8	42.1	265.8	274.4	16.4	47.0	330.0	363.5	—	—	330.0	363.5
Total	$222.8	$246.7	$879.6	$750.0	$148.7	$250.0	$1,251.1	$1,246.7	$4,806.7	$3,529.5	$6,057.8	$4,776.2

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

The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure (in millions):

	September 30, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$318.5	$(115.9)	$(22.6)	$0.3	$89.0	$24.2	$38.7	$293.5	$332.2
Switzerland	92.2	(18.5)	0.8	—	30.0	2.1	4.3	106.6	110.9
Germany	181.6	(237.2)	67.3	—	92.2	1.2	280.7	105.1	385.8
Netherlands	198.2	(160.1)	0.6	—	54.6	0.9	—	94.2	94.2
Spain	186.3	(103.7)	(0.5)	—	0.1	—	157.7	82.2	239.9
France	338.9	(104.5)	(233.4)	—	66.3	9.6	—	76.9	76.9
Brazil	114.0	(49.6)	(0.3)	—	—	—	0.5	64.1	64.6
Puerto Rico	57.6	(0.2)	—	—	—	—	—	57.4	57.4
Japan	62.3	(46.2)	14.3	—	25.2	—	143.2	55.6	198.8
Singapore	44.6	(7.9)	3.9	—	—	—	19.4	40.6	60.0
Total	$1,594.2	$(843.8)	$(169.9)	$0.3	$357.4	$38.0	$644.5	$976.2	$1,620.7

	December 31, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$318.9	$(166.4)	$815.3	$—	$86.9	$0.3	$111.9	$1,055.0	$1,166.9
Italy	1,069.8	(844.2)	69.8	—	—	0.2	—	295.6	295.6
France	356.2	(538.4)	419.5	—	24.8	3.4	—	265.5	265.5
United Kingdom	290.1	(136.4)	(12.7)	—	61.0	13.4	37.7	215.4	253.1
Spain	210.4	(151.7)	—	—	—	0.3	50.2	59.0	109.2
Hong Kong	34.0	(30.2)	1.3	—	0.5	—	79.1	5.6	84.7
Switzerland	80.7	(33.6)	12.1	—	11.4	2.2	4.1	72.8	76.9
Ireland	124.4	(61.2)	4.4	—	0.6	—	—	68.2	68.2
Singapore	36.2	(9.6)	3.9	—	—	—	16.1	30.5	46.6
Qatar	15.2	(0.7)	—	—	—	27.1	—	41.6	41.6
Total	$2,535.9	$(1,972.4)	$1,313.6	$—	$185.2	$46.9	$299.1	$2,109.2	$2,408.3
Jefferies' net issuer and counterparty risk exposure to Puerto Rico was $57.4 million, as reflected in our Consolidated Statement of Financial Condition at September 30, 2017, is in connection with its municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $74.3 billion in debt on a voluntary basis. At September 30, 2017, Jefferies had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

Item 4.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2017.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 20, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended September 30, 2017:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	12,997	$27.06	—	15,000,000
August 1, 2017 to August 31, 2017	10,688	$24.93	—	15,000,000
September 1, 2017 to September 30, 2017 (3)	2,500,000	$24.88	2,500,000	12,500,000
Total	2,523,685		2,500,000

(1)Includes an aggregate 23,685 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
(2)In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations.
(3)Includes 831,444 shares that settled in October 2017.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: November 1, 2017	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Chief Accounting Officer)