Form 10-K
period 2017-12-31
LEUCADIA NATIONAL CORP
filed 2018-02-27
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number:  1-5721
LEUCADIA NATIONAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

New York	13-2615557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
None.
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2017 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $8,673,116,957.
On February 15, 2018, the registrant had outstanding 356,252,768 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 66.

PART I

Item 1.	Business.
Overview
Leucadia National Corporation ("Leucadia" or the "Company") is a diversified holding company focused on long-term value creation to maximize shareholder value. Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking, investment sales and servicing), HomeFed (real estate company), FXCM (provider of online foreign exchange trading services) and Foursight Capital (vehicle finance). We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group (consumer products), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Vitesse Energy and JETX Energy (oil and gas production and development), Idaho Timber (manufacturing) and Golden Queen (gold and silver mining project). The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.
We continuously review acquisitions of businesses, securities and assets that have the potential for significant long-term value creation, invest in a broad array of businesses, and periodically evaluate the retention and disposition of one or more of our existing businesses and investments. Changes in the mix of our businesses and investments should be expected.
At December 31, 2017, we and our investee companies had approximately 36,700 full-time employees, of which approximately 12,700 were full-time employees of Leucadia and our consolidated subsidiaries.
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
Recent Events
In January 2017, we sold 100% of Conwed Plastics (“Conwed”) to Schweitzer-Mauduit International, Inc., (NYSE:SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. We recognized a pre-tax gain of $178 million (net of working capital adjustments) on the sale of Conwed during 2017.
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
Financial Services Businesses
The following provides more information about each of our financial services businesses and investments and our ownership percentages:

•	Jefferies, 100% (investment banking & capital markets);

•	Leucadia Asset Management, various (asset management);

•	Berkadia, 50% (commercial mortgage banking, investment sales and servicing);

•	HomeFed, 70% (45% voting) (real estate);

•	FXCM, up to 75% (50% voting) (online foreign exchange trading); and

•	Foursight Capital, 100% (vehicle finance).

Jefferies
Jefferies is the largest independent U.S. headquartered global full-service, integrated securities and investment banking firm. Jefferies largest subsidiary, Jefferies LLC, was founded in the U.S. in 1962 and its first international operating subsidiary, Jefferies International Limited, was established in the U.K. in 1986. On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia. Following the merger, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports. As of November 30, 2017, Jefferies had 3,450 employees in the Americas, Europe, the Middle East and Asia. The net book value (assets less liabilities and noncontrolling interests) of our investment in Jefferies was $5.6 billion at December 31, 2017.
Investment Banking
Jefferies provides its clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. Jefferies services are enhanced by its deep industry expertise, its global distribution capabilities and its senior level commitment to its clients.
Approximately 800 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Jefferies industry coverage groups include Consumer and Retail; Energy; Financial Institutions; Healthcare; Industrials; Real Estate; Gaming and Lodging; Technology; Media and Telecommunications; Financial Sponsors; and Public Finance. Jefferies product coverage groups include equity capital markets; debt capital markets; and advisory, which includes both mergers and acquisitions and restructuring and recapitalization expertise. Jefferies geographic coverage groups include teams based in major cities in the U.S., Toronto, London, Frankfurt, Paris, Milan, Amsterdam, Stockholm, Mumbai, Hong Kong, Singapore, Tokyo, Zurich and Dubai.
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
Equities
Equities Research, Sales and Trading
Jefferies provides its clients full-service equities research, sales and trading capabilities across global securities markets. Jefferies earns commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter (“OTC”) equity derivatives, convertible and other equity-linked products and closed-end funds. Jefferies equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe and the Middle East and Africa (“EMEA”); and Asia Pacific. Jefferies clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through its global research team and sales force, Jefferies maintains relationships with its clients, distributes investment research and strategy, trading ideas, market information and analyses across a range of industries and receives and executes client orders. Jefferies equity research covers over 2,000 companies around the world and more than 800 additional companies are covered by nine leading local firms in Asia Pacific with whom Jefferies maintains alliances.
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
Fixed Income
Fixed Income Sales and Trading
Jefferies provides its clients with sales and trading of investment grade corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, leveraged loans, consumer loans, high yield and distressed securities, emerging markets debt, interest rate derivative products, as well as foreign exchange trade execution and securitization capabilities. Jefferies is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International Limited is designated in similar capacities for several countries in Europe. Additionally, through the use of repurchase agreements, Jefferies acts as an intermediary between borrowers and lenders of short-term funds and obtains funding for various of its inventory positions. Jefferies trades and makes markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.
Jefferies strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, Jefferies fixed income desk strategists provide ideas and analysis to clients across a variety of fixed income products.
Asset Management
Jefferies manages and provides services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. Jefferies is supporting and developing focused strategies managed by distinct management teams. These services are often provided in conjunction with the Leucadia Asset Management ("LAM") platform. Products currently offered to pension funds, insurance companies, sovereign wealth funds, and other institutional investors through these platforms include systematic quantitative and global equity event-driven strategies. Jefferies also provides back office, accounting, legal, risk and compliance via service level agreements for certain LAM entities. LAM provides general oversight and marketing services to Jefferies asset management entities.
Competition
All aspects of Jefferies business are intensely competitive. Jefferies competes primarily with large global bank holding companies that engage in capital markets activities, but also with other broker-dealers, asset managers and investment banking firms. The large global bank holding companies have substantially greater capital and resources than Jefferies does. Jefferies believes that the principal factors affecting its competitive standing include the quality, experience and skills of its professionals, the depth of its relationships, the breadth of its service offerings, its ability to deliver consistently its integrated capabilities, and its culture, tenacity and commitment to serve its clients.

Regulation
Regulation in the United States. The financial services industry in which Jefferies operates is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures and swaps). In addition, the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”) are self-regulatory organizations that are actively involved in the regulation of financial services businesses. The SEC, CFTC, FINRA and the NFA conduct periodic examinations of broker-dealers, investment advisors, futures commission merchants (“FCMs”) and swap dealers. The designated examining authority for Jefferies activities as a broker-dealer is FINRA, and the designated self-regulatory organization for Jefferies FCM activities is the NFA. Financial services businesses are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.
Broker-dealers are subject to SEC and FINRA regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering efforts, recordkeeping and the conduct of directors, officers and employees. Registered advisors are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, disclosure to clients, and recordkeeping; and advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodities, futures or swap transactions are subject to regulation by the CFTC and the NFA. Additional legislation, changes in rules promulgated by the SEC, CFTC, FINRA or NFA, or changes in the interpretation or enforcement of existing laws or rules may directly affect the operations and profitability of broker-dealers, investment advisors, FCMs and swap dealers. The SEC, CFTC, FINRA, NFA, state securities commissions and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Jefferies and its officers and employees (including, without limitation, injunctions, censures, fines, suspensions, membership expulsions, or revocations of licenses and registrations). In addition, broker-dealers, investment advisors, FCMs and swap dealers must also comply with the rules and regulation of clearing houses, exchanges and trading platforms of which they are a member.
Regulatory Capital Requirements. Several Jefferies entities are subject to financial capital requirements that are set by regulation. Jefferies is a dually-registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements. As a broker-dealer, Jefferies is subject to the SEC's Uniform Net Capital Rule (the "Net Capital Rule"). Jefferies has elected to compute its minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit Jefferies operations, such as underwriting and trading activities, that could require the use of significant amounts of capital, and may also restrict its ability to make loans, advances, dividends and other payments.
As a non-clearing FCM, Jefferies is required to maintain minimum adjusted net capital of $1.0 million.
Jefferies subsidiaries that are provisionally registered swap dealers will become subject to capital requirements under the Dodd-Frank Act once the relevant rules become final. For additional information see Item 1A. Risk Factors.
Jefferies Group LLC is not subject to any regulatory capital rules.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 25 to our consolidated financial statements for additional discussion of net capital calculations.
Regulation outside the United States. Jefferies is an active participant in the international capital markets and provides investment banking services internationally, primarily in Europe and Asia. As is true in the U.S., Jefferies international subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency and the Monetary Authority of Singapore. Every country in which Jefferies does business imposes upon it laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform. For additional information see Item 1A. Risk Factors.

Leucadia Asset Management
During 2013, we formed LAM, a registered investment advisor, through which we are developing and investing in focused alternative asset management businesses. As the advisor and/or general partner to various private investment funds or other types of investment vehicles, LAM provides advisory, portfolio management and operational services to accredited investors and/or qualified purchasers. Once an investment platform is formed, it is typical that LAM or Jefferies will be an initial or major investor.  LAM's revenues derive from management fees and/or performance fees based on investment returns generated for the investors, as well as the return on our invested capital. Our strategy is to grow third party assets under management, while earning management fees and a reasonable return on our capital until the capital is returned to us. Our LAM and other asset management strategies primarily include Folger Hill Asset Management LLC ("Folger Hill"), a multi-manager discretionary long/short equity hedge fund platform; Topwater Capital ("Topwater"), a first-loss product; CoreCommodity Management LLC, an asset manager that focuses on commodities strategies; Tenacis Capital, a systematic macro investment platform; Lake Hill, an electronic trader in listed options and futures across asset classes; as well as several other smaller businesses. In addition, several investment management businesses, including Jefferies Strategic Investments Division, operate under Jefferies and are included under the marketing umbrella of the LAM platform.
Berkadia
Berkadia Commercial Mortgage LLC, and its associated entities, is a joint venture formed in 2009 with Berkshire Hathaway that provides capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial properties. We and Berkshire Hathaway each have a 50% equity interest in Berkadia.
Berkadia originates commercial real estate loans, primarily in respect of multifamily housing units, for Fannie Mae, Freddie Mac and the FHA using their underwriting guidelines, and will typically sell the loan to such entities shortly after it is funded. Provided Berkadia adheres to their guidelines, these government-related entities must purchase the loan at the face amount plus accrued interest with Berkadia retaining the mortgage servicing rights. In addition, as a condition to Fannie Mae’s delegation of responsibility for underwriting, originating and servicing of loans, Berkadia assumes a shared loss position throughout the term of each loan sold to Fannie Mae, with a maximum loss percentage of approximately one-third of the original principal balance. During 2017, Berkadia originated $16.7 billion in Fannie Mae, Freddie Mac and FHA loans. Berkadia also originates and brokers commercial/multifamily mortgage loans which are not part of the government agency programs. During 2017, Berkadia closed $7.2 billion of loans in this capacity for life companies, conduits and other third-parties.
In addition, Berkadia originates loans for its own balance sheet. These loans provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third party (“Bridge loans”). Bridge loans are typically floating rate loans with 1 to 3 year maturities. During 2017, Berkadia originated $587.3 million of such loans. Berkadia held $672.0 million of Bridge loans on its balance sheet at December 31, 2017.
Berkadia also provides services related to the acquisition and disposition of multifamily real estate projects, including brokerage services, asset review, market research, financial analysis and due diligence support. During 2017, Berkadia closed over $7.8 billion in sales transactions.
Berkadia is a servicer of U.S. commercial real estate loans, performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. Berkadia is an approved servicer of loans for Fannie Mae, Freddie Mac and the FHA. As of December 31, 2017, Berkadia serviced approximately 17,000 loans with an unpaid principal balance of $205.9 billion.
As a servicer, Berkadia is frequently responsible for managing, on behalf of its investors and borrowers, the balances that are maintained in custodial accounts for the purposes of collecting and distributing principal and interest, and for managing and disbursing various reserve accounts related to the mortgaged properties among other things. Berkadia derives certain economic benefits from administering these custodial accounts. Such balances totaled in excess of $4.5 billion as of December 31, 2017.
Our only capital contribution to Berkadia, in the amount of $217.2 million, was made at the time Berkadia was formed in 2009. Through December 31, 2017 we have received cumulative cash distributions of $562.0 million. At December 31, 2017, the net book value of our investment in Berkadia was $210.6 million, and we report Berkadia as an equity investment in our financial statements. Berkadia's strategic priorities include continued value creation by growing origination and sales advisory volumes, expanding servicing engagements with third parties, and leveraging data and technology to deliver proprietary solutions to clients.
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
HomeFed Corporation
HomeFed is a developer and owner of residential and mixed-use real estate properties in California, New York, Florida, Virginia, South Carolina and Maine. After many years in the entitlement process, the majority of HomeFed's assets are now either operating real estate or entitled land ready for sale. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD). We own 70% of HomeFed’s common stock; however, our voting rights are limited such that we are not able to vote more than 45% of HomeFed’s total voting securities voting on any matter. Resulting from a 1998 distribution to all of our shareholders, about 4.8% of HomeFed is beneficially owned by our Chairman at December 31, 2017. Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed’s Chairman, and our President.
At December 31, 2017, our investment had a net book value of $310.3 million and we report HomeFed as an equity investment in our financial statements. HomeFed’s strategic priorities vary by project, ranging from pursuing further planning, entitlement and approval, to beginning construction, commencing sales, oversight and management of operating assets, and taking other steps to maximize profits. HomeFed also continues to look for new opportunities both within, and outside of, the areas where it currently has projects under development.
FXCM
FXCM Group, LLC ("FXCM") is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services. Its mission is to provide global traders with access to the world's largest and most liquid market by offering innovative trading tools, hiring excellent trading educators, meeting strict financial standards and striving for the best online trading experience in the market.

During 2015, we invested $279.0 million in FXCM through a combination of a term loan and rights to certain future distributions. Amendments during 2016 and 2017 extended the repayment date of the remaining loan balance to January 2019 and exchanged our rights for a 50% voting interest in FXCM and up to 75% of all distributions. Through these amendments, we also gained the right to appoint three of the six board members of FXCM and, with these board seats, now have significant influence over the operating and financial policies of FXCM. We have the right, as does Global Brokerage Holdings, LLC (“Global Brokerage Holdings”), the owner of the remaining 50% voting interest of FXCM that is not held by Leucadia, to require a sale of FXCM beginning in January 2018. Distributions to Leucadia under the amended agreements are currently: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $600 million; and 60% of all amounts thereafter.
During February 2017, Global Brokerage Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the NFA and the CFTC against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. As part of the settlements, FXCM U.S. withdrew from business and sold FXCM U.S.'s customer accounts. FXCM also implemented a restructuring plan that included the termination of approximately 22% of its global workforce. The proceeds from the sale of the U.S. accounts, net of closure and severance costs, as well as regulatory capital released after the sale, has been used to pay down the Leucadia term loan.
Through December 31, 2017, we have received cumulatively $331.6 million of principal, interest and fees from our initial $279.0 million investment in FXCM. At December 31, 2017, the remaining principal due under the term loan was $69.9 million and the interest rate is 20.5%. We include this loan receivable in our Consolidated Statements of Financial Condition in Trading assets at its fair value of $72.8 million. Our 50% voting interest and share of distributions are reflected as an equity method investment and classified as Loans to and investments in associated companies, utilizing a one month lag. At December 31, 2017, our equity method investment is recorded at $158.9 million, and the total amount of both our term loan and equity method investment is $231.7 million.
Foursight Capital
In 2012, we partnered with an experienced management team in the indirect auto finance market to start Foursight Capital, of which we own 100%. Foursight Capital purchases automobile installment contracts originated by franchised and independent dealerships in conjunction with the sale of new and used automobiles and services these loans throughout the life cycle. In 2017, Foursight originated $286.5 million in auto loans, up from $250.0 million in 2016. Additionally, Foursight Capital is managing the wind down of the Chrome Capital portfolio. The net book value of our investment in Foursight Capital was $81.8 million at December 31, 2017.
Merchant Banking
The following provides more information about certain of our other subsidiaries and investments and our ownership percentages, including:

•	National Beef, 79% (beef processing);

•	HRG, 23% (consumer products);

•	Garcadia, about 75% (50% voting) (automobile dealerships);

•	Linkem, 53% fully-diluted (48% voting) (fixed wireless broadband services);

•	Vitesse Energy, 96% (oil and gas production and development);

•	JETX Energy, 98% (oil and gas production and development);

•	Idaho Timber, 100% (manufacturing); and

•	Golden Queen, 35% (a gold and silver mining project).
National Beef
National Beef is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the fed cattle slaughter market. National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, National Beef had approximately 8,200 employees at December 31, 2017 and generated total revenues of $7.4 billion in 2017. We purchased National Beef in 2011 and own 78.9%.
The largest share of National Beef’s revenue, about 92.7%, is generated from the sale of boxed beef and beef by-products. National Beef also generates revenues through value-added production with its consumer-ready products. In addition, National Beef operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products directly to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for National Beef and a variety of other customers. National Beef’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.
The net book value of our investment in National Beef was $517.1 million at December 31, 2017.
Sales and Marketing
National Beef markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and further processors. In addition, National Beef sells beef by-products to the medical, feed processing, fertilizer and pet food industries. National Beef exports products to more than 20 countries; in 2017, export sales represented approximately 11.2% of revenues. The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.
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
National Beef has entered into a cattle supply agreement with U.S. Premium Beef, LLC (“USPB”), the current owner of a 15.1% interest in National Beef, which sold a substantial portion of its ownership interest to us. USPB has agreed to supply, and National

Beef has agreed to purchase through USPB from the members of USPB, 735,385 head of cattle per year (subject to adjustment), based on pricing grids furnished by National Beef to USPB. National Beef believes the pricing grids are based on terms that could be obtained from an unaffiliated party. During 2017, National Beef purchased approximately 24.2% of the total cattle it processed from USPB members pursuant to the cattle supply agreement. National Beef also purchased additional cattle from certain USPB members outside of the cattle supply agreement as well as from hundreds of other cattle suppliers.
Processing Facilities
National Beef owns two beef processing facilities located in Liberal and Dodge City, Kansas, which can each process approximately 6,000 cattle per day. National Beef’s three consumer-ready processing facilities are in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas. National Beef’s wet blue tanning facility is in St. Joseph, Missouri.
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
Regulation and Environmental
National Beef’s operations are subject to extensive regulation by the U.S. Department of Agriculture ("USDA") including its Food Safety and Inspection Service ("FSIS"), its Animal and Plant Health Inspection Service ("APHIS") and its Grain Inspection, Packers and Stockyards Administration ("GIPSA"), the Food and Drug Administration ("FDA"), the U.S. Environmental Protection Agency ("EPA") and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products.
National Beef is subject to the Packers and Stockyards Act of 1921 ("PSA"). Among other things, this statute generally requires National Beef to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price. Under the PSA, National Beef must hold in trust for the benefit of unpaid cash livestock suppliers all receivables, inventory and proceeds derived from National Beef's sale of such cattle until the sellers have received full payment. In addition, pursuant to PSA rules, at December 31, 2017, National Beef has obtained from an insurance company a surety bond in the amount of $50.4 million as a measure of protection for livestock sellers.
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

Employees
Of National Beef’s 8,200 employees, approximately 5,200 are represented by collective bargaining agreements. Approximately 2,500 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2022, approximately 2,500 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2021, and another approximately 200 employees at the St. Joseph plant are represented by the United Cereal Workers (R.W.D.S.U./U.F.C.W.) under a collective bargaining agreement scheduled to expire in June 2019.
HRG Group
HRG Group, Inc. ("HRG") is a publicly traded (NYSE: HRG) holding company that primarily owns approximately 59% of Spectrum Brands, a publicly traded (NYSE: SPB) global consumer products company. HRG sold its approximate 80% interest in Fidelity & Guaranty Life, a life insurance and annuity products company and 100% interest in Front Street, a long-term reinsurance company, to CF Corporation in the fourth quarter of 2017. HRG continues to streamline its business and simplify its holding company structure and has announced that they are exploring strategic alternatives to maximize shareholder value. These strategic alternatives may include a merger, sale or business combination involving HRG and Spectrum Brands.
As of December 31, 2017, we own 46.6 million common shares of HRG, representing about 23% of its outstanding common shares, which we reflect in our financial results at fair value. In addition, we currently have two directors on HRG’s board, including our Chairman who serves as HRG's Chairman and CEO. At December 31, 2017, the book value of our holdings in HRG is $789.9 million and our cost was $475.6 million.
Garcadia
Garcadia is a joint venture between us and Garff Enterprises, Inc. ("Garff"), which is owned by members of a family that has operated car dealerships for over 85 years. Garcadia owns and operates 28 domestic and foreign automobile dealerships in California, Iowa, Texas and Michigan. We and Garff have equal board representation and equal votes on all matters affecting Garcadia, and all operating cash flows from Garcadia are allocated 65% to us and 35% to Garff, with the exception of one dealership from which we receive 83% of all operating cash flows and four other dealerships from which we receive 71% of all operating cash flows. Garcadia’s strategy is to own and operate automobile dealerships in primary or secondary market locations meeting its specified return criteria. During 2017, we received cash distributions from Garcadia's dealerships of $45.3 million.
In addition, we own parcels of land that are leased to certain dealerships. During 2017, we received rent payments related to these leases of $9.5 million. At December 31, 2017, the net book value of our investment in Garcadia was $179.1 million and our net investment in the parcels of land leased to the dealerships was $20.4 million, net of $53.4 million in mortgage debt.
Linkem
Linkem S.p.A. is a fixed wireless broadband service provider in Italy. Unlike the U.S. and most of Western Europe, Italy does not have a national cable television system; as a result, Italy’s broadband penetration rate is among the lowest in Europe. Linkem offers residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band.
Our initial investment in Linkem was made in July 2011. Since that time, we have funded much of Linkem’s growth and become its largest shareholder. We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 53% of Linkem's common equity at December 31, 2017. We have approximately 48% of the total voting securities of Linkem.
Linkem owns or has exclusive rights to spectrum holdings of 84MHz covering over 80% of the population of Italy and at least 42MHz covering all of Italy. At December 31, 2017, Linkem’s network includes base stations deployed on 2,339 wireless towers that can reach 65% of Italian households. Linkem has over 500,000 subscribers for its services. Linkem's base stations are now all LTE-enabled. LTE provides subscribers with faster download speeds and improved service compared to DSL, the most popular broadband alternative. Linkem plans to increase its network coverage across Italy over the coming years as it adds subscribers and it is exploring wholesale arrangements with existing operators who would white label Linkem's services. Expansion and customer acquisition costs are expected to result in operating losses over the next couple of years.
Through December 31, 2017, we had invested $323.9 million in Linkem and the net book value of our investment was $192.1 million at December 31, 2017.

Oil and Gas
Vitesse Energy, LLC ("Vitesse") is a non-operating owner of oil and gas properties in the core of the Bakken Shale oil field in North Dakota and Montana and the Denver-Julesburg Basin in Wyoming. We own 96% of Vitesse, which acquires producing and undeveloped leasehold properties. Vitesse participates with its operating partners in the drilling and completion of lower risk new horizontal wells on our leaseholds acreage, which converts our leasehold into cash flow producing assets. Vitesse has acquired approximately 20,600 net acres of Bakken leasehold and has an interest in 1,572 producing wells (42 net wells) and 467 gross wells (13 net wells) that are currently drilling, completing or permitted for drilling. In 2016, Vitesse acquired interests in 31 wellbores, which were drilled but not yet completed, in the Denver-Julesburg Basin. As of December 31, 2017, 26 of those wellbores have been completed. Our strategic priorities for Vitesse are to selectively add to our core acreage, participate in future profitable horizontal wells, increase aggregate cash flow, and profitably sell selective assets when appropriate.
We also own 98% of JETX Energy, LLC ("JETX"), formerly Juneau Energy, LLC, which currently has acreage and producing wells primarily in Brazos and Grimes counties in East Texas. During 2016, the management of JETX was transferred to the Vitesse team and the company is now pursuing a non-operating strategy, whereby JETX has partnered with Lonestar Resources US Inc. (NASDAQ: LONE) ("Lonestar"), an accomplished Eagle Ford operator. In August 2016, JETX sold 50% of its interest in its two East Eagle Ford wells that JETX drilled and completed in late 2015 to Lonestar for equity and interests in Lonestar's nearby oil and gas properties. Lonestar also agreed to pool some of its nearby acreage with JETX's and will pursue development of the pooled acreage. In addition, JETX invested $25 million in Lonestar in exchange for $25 million principal amount of secured second lien notes and warrants. In December 2016, Lonestar repurchased $21 million principal amount of these secured second lien notes and in January 2017, JETX sold the remaining $4 million to a third party. Lonestar successfully drilled and completed one of the better wells in the Eastern Eagle Ford when the Wildcat B1H well was brought on line in May 2017. JETX has a 50% interest in the well and the undeveloped drilling locations within the unit. JETX's strategic priorities include the further development of our acreage in the East Eagle Ford, partnering with additional proven operators in JETX's leasehold and selectively selling assets.
At December 31, 2017, we have made cumulative net cash investments of $564.5 million in Vitesse and JETX and the net book value of our oil and gas investments is $416.6 million.
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
The net book value of our investment was $81.5 million at December 31, 2017.
Golden Queen Mining Company
Golden Queen is a joint venture between Golden Queen Mining Co., Ltd. (“GQM”) and Gauss LLC ("Gauss"). We own 70% of Gauss, which in turn owns 50% of the joint venture, giving us an effective 35% interest in Golden Queen. Golden Queen developed and operates the Soledad Mountain Project, an open pit, heap leach gold and silver mining project located in Kern County, California.  The project uses conventional open pit mining methods, cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore. Gold and silver mining activities commenced in March 2016. GQM is a Canadian company that has been developing and exploring its mineral properties at Soledad Mountain since 1985. GQM is publicly traded on both the Toronto Stock Exchange (“GQM”) and on the OTCQX International (“GQMNF”) markets.
We have invested $83.0 million in Golden Queen. The net book value of our investment was $74.5 million at December 31, 2017.
Financial Information about Segments
Our operating segments consist of the consolidated businesses discussed above, which offer different products and services and are managed separately. Our three reportable segments, based on both qualitative and quantitative requirements, are Jefferies, National Beef, and Corporate and other. All other businesses and investments consist of our other financial services businesses and investments and our other merchant banking businesses and investments. Our other financial services businesses and investments include the Leucadia Asset Management platform, Foursight Capital, and our investments in Berkadia, HomeFed and FXCM. Our other merchant banking businesses and investments primarily include Vitesse, JETX, Idaho Timber, and our investments in HRG, Garcadia, Linkem and Golden Queen. Our financial information regarding our reportable segments is contained in Note 29, in our consolidated financial statements.

As discussed further in Note 1 to our consolidated financial statements, we sold 100% of Conwed in January 2017 for $295 million in cash plus potential earnout payments.
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
Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our securities. The risks set out below are not the only risks we face. In addition to the specific risks mentioned in this report, we may also be affected by other factors that affect businesses generally such as global or regional changes in economic, business or political conditions, acts of war, terrorism or natural disasters. If any of such risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.
Future acquisitions and dispositions of our businesses and investments are possible, changing the components of our assets and liabilities, and if unsuccessful or unfavorable, could reduce the value of our securities. Any future acquisitions or dispositions may result in significant changes in the composition of our assets and liabilities, as well as our business mix and prospects. Consequently, our financial condition, results of operations and the trading price of our securities may be affected by factors different from those affecting our financial condition, results of operations and trading price at the present time.
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

The United Kingdom's exit from the European Union could adversely affect our businesses and investments. The referendum held in the U.K. on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the EU, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal. The uncertainty surrounding the timing, terms and consequences of the U.K.’s exit could adversely impact customer and investor confidence, result in additional market volatility, and adversely affect Jefferies, FXCM, as well as certain of HRG's subsidiaries, particularly those with operations or customers in Europe.

Jefferies operates substantial parts of its EU businesses from entities based in the U.K. Upon the U.K. leaving the EU, the regulatory and legal environment that would then exist, and to which its U.K. operations would then be subject, will depend on, in certain respects, the nature of the arrangements the U.K. agreed with the EU and other trading partners. It is highly likely that changes to its legal entity structure and operations in Europe will be required as a result of these arrangements, which might result in a less efficient operating model across its European legal entities. Jefferies is in the process of finalizing plans to ensure its continued ability to operate in the U.K. and the EU beyond the expected exit date.
Damage to our reputation could damage our business. Maintaining our reputation is critical to our attracting and maintaining customers, investors and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, cybersecurity and privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects. Our operations in the past have been impacted as some clients either ceased doing business or temporarily slowed down the level of business they do, thereby decreasing our revenue. There is no assurance that we will be able to successfully reverse the negative impact of allegations and rumors in the future and our potential failure to do so could have a material adverse effect on our business, financial condition and liquidity.
Jefferies and LAM may incur losses if their risk management is not effective. Jefferies and LAM seek to monitor and control their risk exposure. Their risk management processes and procedures are designed to limit their exposure to acceptable levels as they conduct their businesses. Jefferies applies a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of its business activities. The size of the limit reflects Jefferies’ risk tolerance for a certain activity. The framework includes inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, value-at-risk, sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital, and performance analysis. While Jefferies and LAM employ various risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application, including risk tolerance determinations, cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As a result, Jefferies and LAM may incur losses notwithstanding their risk management processes and procedures.
Recent legislation and new and pending regulation may significantly affect Jefferies or our other businesses and investments.  In recent years, there has been significant legislation and increased regulation affecting the financial services industry. In addition, there has also been recent discussions of proposed legislative and regulatory changes that would also affect the financial services industry. These legislative and regulatory initiatives affect not only Jefferies, LAM, FXCM, and Berkadia, but also their competitors and certain of their clients and customers. These changes could have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business. Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.
Extensive regulation of Jefferies and LAM business limits their activities, and, if Jefferies or LAM violates these regulations, they may be subject to significant penalties. The financial services industry is subject to extensive laws, rules and regulations in every country in which Jefferies and LAM operates. Firms that engage in securities and derivatives trading, wealth and asset management and investment banking must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.
Each of Jefferies and LAM regulators supervises their business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction. In addition, if there are instances in which Jefferies or LAM regulators question their compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether Jefferies or LAM have complied. At any moment in time, Jefferies or LAM may be subject to one or more such investigation or similar reviews. At this time, all such investigations and similar reviews are insignificant in scope and immaterial to Jefferies and LAM. However, there can be no assurance that, in the future, the operations of Jefferies or LAM businesses will not violate such laws, rules, or regulations and such investigations and similar reviews will not result in adverse regulatory requirements, regulatory enforcement actions and/or fines.
Any violation of these laws, rules and regulations could subject Jefferies or LAM to one or more of the following events: civil and criminal liability; sanctions, which could include the revocation of its subsidiaries' registrations as registered investment advisors or broker-dealers; the revocation of the licenses of its financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business. The occurrence of any of these events could have a material adverse effect on Jefferies or LAM business, financial condition and prospects.
Certain of Jefferies' subsidiaries are subject to regulatory financial capital holding requirements, such as the Net Capital Rule, that could impact various capital allocation decisions or limit the operations of its broker-dealers. In particular, compliance with the Net Capital Rule may restrict its broker-dealers' ability to engage in capital-intensive activities such as underwriting and trading, and may also limit their ability to make loans, advances, dividends and other payments.
Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, conflicts and inconsistencies among rules and regulations, or the entering into businesses that subject Jefferies or LAM to new rules and regulations may directly affect their business, results of operations and financial condition. Jefferies and LAM continue to monitor the impact of new U.S. and international regulation on their businesses.
A credit rating agency downgrade could significantly impact our businesses. We and Jefferies have credit ratings issued by various credit rating agencies. Maintaining our credit ratings is important to our and Jefferies business and financial condition.

We advised certain credit rating agencies that we would target specific concentration, leverage and liquidity principles, expressed in the form of certain ratios and percentages. A failure to meet these ratios and percentages could trigger a ratings downgrade. We and Jefferies intend to access capital markets and issue debt securities from time to time, and a ratings downgrade may decrease demand for such offered security. A decrease in demand would not only make a successful financing more difficult, but also increase our respective capital costs. Similarly, our and Jefferies access to other forms of credit may be limited and our respective borrowing costs may increase if our or Jefferies credit ratings are downgraded. A downgrade could also negatively impact our and Jefferies outstanding debt prices and our stock price. In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, a ratings downgrade could cause us or Jefferies to provide additional collateral to counterparties, exchanges and clearing organizations which would negatively impact our and Jefferies liquidity and financial condition. There can be no assurance that our or Jefferies credit ratings will not be downgraded.
In addition, if Berkadia does not maintain specified servicer ratings from the credit rating agencies, customers would have the right to terminate their mortgage servicing agreements. If mortgage servicing agreements were terminated as a result of a servicer ratings downgrade, we could lose a significant portion of the value of our equity investment.
Jefferies principal trading and investments expose us to risk of loss. A considerable portion of Jefferies revenues is derived from trading in which Jefferies acts as principal. Jefferies may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible, and equity securities, loans and futures and commodities for its own account. In any period, Jefferies may experience losses on its inventory positions as a result of price fluctuations, lack of trading volume, and illiquidity.  From time to time, Jefferies may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because Jefferies inventory is marked to market on a daily basis, any adverse price movement in these securities could result in a reduction of Jefferies revenues and profits. In addition, Jefferies may engage in hedging transactions that if not successful, could result in losses.
We are exposed to market risk. We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest spread, the difference between the yield we earn on our assets and the interest rate we pay for sources of funding, which, in turn, impacts our net interest revenue and earnings. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. In our brokerage operations, a rising interest rate environment generally results in our earning a larger net interest spread. Conversely, in those operations, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.
Market risk is inherent in the financial instruments associated with our operations and activities, including trading account assets and liabilities, loans, securities, short-term borrowings, corporate debt, and derivatives. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.
In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate, or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing capital requirements, which could have an adverse effect on our business, results of operations, financial condition and liquidity.
Increased competition may adversely affect Jefferies revenues and profitability. All aspects of Jefferies business are intensely competitive. Jefferies competes directly with a number of bank holding companies and commercial banks, other brokers and dealers, investment banking firms and other financial institutions. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Jefferies believes that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered, bundling of products and services and the quality of products and service. Increased competition or an adverse change in Jefferies competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.
The ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business. Our ability to develop and retain our clients depends on the reputation, judgment, business generation capabilities and skills of our professionals. To compete effectively, we must attract, retain and motivate qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel.

Competitive pressures we experience with respect to employees could have an adverse effect on our business, results of operations, financial condition and liquidity.
Turnover in the financial services industry is high. The cost of retaining skilled professionals in the financial services industry has escalated considerably. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee's decision to leave us as well as in a prospective employee's decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel.
If we were to lose the services of certain of our professionals, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses frequently require that we incur compensation and benefits expense before generating additional revenues.
Moreover, companies in our industries whose employees accept positions with competitors often claim that those competitors have engaged in unfair hiring practices. We may be subject to such claims in the future as we seek to hire qualified personnel who have worked for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us.
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
Jefferies information and technology systems are critical components of its business and operations, and a failure of those systems or other aspects of its operations infrastructure may disrupt its business, cause financial loss, increase its legal liability and constrain its growth. Jefferies operations rely extensively on the secure processing, storage and transmission of confidential and other information in Jefferies computer systems and networks. Although Jefferies takes protective measures and devotes significant resources to maintaining and upgrading its systems and networks with measures such as intrusion and detection prevention systems, monitoring firewall to safeguard critical business applications and supervising third party providers that have access to its systems, Jefferies computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. Additionally, if a client’s computer system, network or other technology is compromised by unauthorized access, Jefferies may face losses or other adverse consequences by unknowingly entering into unauthorized transactions. If one or more of such events occur, this potentially could jeopardize Jefferies or its clients’ or counterparties’ confidential and other information processed and stored in and transmitted through our computer systems and networks. Furthermore, such events may cause interruptions or malfunctions in Jefferies, its clients’, its counterparties’ or third parties’ operations, including the transmission and execution of unauthorized transactions. Jefferies may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and Jefferies may be subject to litigation and financial losses that are either not covered or not fully covered through any insurance maintained by Jefferies. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. Similar to other firms, Jefferies and its third party providers continue to be the subject of attempted unauthorized access, computer viruses and malware, and cyber attacks designed to disrupt or degrade service or cause other damage and denial of service. Additional challenges are posed by external parties, including foreign state actors. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale.
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
Jefferies seeks to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. Jefferies may require counterparties to deposit additional collateral or return collateral pledged. In certain circumstances, Jefferies may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty. However, there can be no assurances that Jefferies risk controls will be successful.
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
National Beef generally does not enter into long-term contracts with customers; as a result, the volumes and prices at which beef products are sold are subject to market forces. National Beef’s customers generally place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more significant customers, a significant decline in the volume of orders from customers or a significant decrease in beef product prices for a sustained period of time could negatively impact cash flows and results of operations.

National Beef’s exports expose it to political and economic risks in the U.S. and foreign countries, as well as to risks related to currency fluctuations. Approximately 11.2% of National Beef’s annual sales are export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China, Taiwan, Italy and Canada, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with National Beef; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.
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
National Beef is subject to extensive governmental regulation and noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, cash flows and results of operations. National Beef’s operations are subject to extensive regulation and oversight by the USDA, including its FSIS, APHIS and GIPSA agencies, the FDA, and other federal, state, local and foreign authorities regarding the procurement of cattle and the processing, packaging, storage, safety, distribution, advertising and labeling of its products. Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. National Beef is also subject to a variety of immigration, labor and worker safety laws and regulations, including those relating to the hiring and retention of employees. Failure to comply with existing or new laws and regulations could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims.  These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.
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
Uncertainties inherent in HRG’s business and operations could impact the realizability of the full value of our investment. As a holding company, HRG is subject to risks and uncertainties across the industries in which it invests. It is also subject to risks associated with its holding company structure, which include potential difficulties or limitations in receiving distributions from its subsidiaries, and the risk that acquisitions, dispositions or integrations of subsidiaries may not be successful. The overall profitability of HRG is directly contingent on the profitability of its subsidiaries, which are subject to a number of specific risks, including substantial indebtedness and restrictive covenants within Spectrum Brands. We hold about 23% of the common shares of HRG and we record our investment at fair value. As we do not control HRG, its management may make decisions that are not in our best interest. HRG could decide to issue additional common shares, which would dilute our current ownership. Additionally, changes in the market price of HRG shares may lead to volatility in our results of operations. For additional risk factors concerning HRG, see its SEC filings.
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
The performance of our oil and gas production and development investments, JETX and Vitesse, is impacted by uncertainties specific to the oil and gas industry which we cannot control. The oil and gas industry, by its nature, involves a high degree of risk. The value of these investments may be impacted by changes in the prices of oil, gas and natural gas liquids, which are affected by local, regional and global events or conditions that affect supply and demand and which have a history of significant price volatility. These investments are also exposed to changes in regulations affecting the industry, which could increase our cost of compliance, increase taxes or reduce or delay business opportunities. In addition, there are numerous uncertainties inherent in the estimation of future oil and gas production and future income streams associated with production. As a result, actual results could materially differ from those we currently anticipate and our ability to profitably grow these investments could be adversely affected.
Declines in the U.S. housing market may reduce revenues of Idaho Timber. Idaho Timber generates significant revenues when the U.S. housing market is strong. If the U.S. housing market were to decline, Idaho Timber's revenues and profitability would be adversely impacted.
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
When Berkadia originates loans for Fannie Mae, it is normally required to share in the losses on such loans, which could be in excess of reserved amounts. Berkadia carries a reserve on its balance sheet for contingent losses on loans originated for Fannie Mae that have loss sharing requirements. If actual losses exceed amounts reserved, Berkadia’s profitability and cash flows will be reduced.
The loss of or changes in Berkadia’s relationships with U.S. Government-Sponsored Enterprises and federal agencies would have an adverse effect on Berkadia’s business. Berkadia’s failure to comply with U.S. Government-Sponsored Enterprise or federal agency requirements may result in its termination as an approved seller/servicer, mortgagee or issuer. The loss of any such status could have a significant adverse impact on Berkadia’s results of operations, could result in a loss of similar approvals from other U.S. Government-Sponsored Enterprises or federal agencies and could have other adverse consequences to the business. Fannie Mae and Freddie Mac retain broad discretion to terminate Berkadia as a seller/servicer without cause upon notice.
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
Certain loan programs expose Berkadia to credit and interest rate risk that it is not subject to with its U.S. Government-Sponsored Enterprise and federal agency lending programs. Unlike its U.S. Government-Sponsored Enterprise and federal agency lending programs, Berkadia makes certain floating rate bridge loans which are held on Berkadia's balance sheet and not intended for sale. If for any reason a borrower is unable to pay off or refinance a bridge loan, Berkadia may be forced to foreclose on defaulted loans and suffer a loss, or to sell loans to a third party at a discount, either of which would reduce Berkadia’s profitability and cash flows. As of December 31, 2017, the aggregate amount of bridge loans on Berkadia's balance sheet was $672.0 million.
If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, we would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway. Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia. All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and a Berkshire Hathaway corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, we would suffer losses to the extent of our reimbursement obligation to Berkshire Hathaway. As of December 31, 2017, the aggregate amount of commercial paper outstanding was $1.47 billion.
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
Recent U.S. tax legislation may have a material adverse effect on our financial condition, results of operations and cash flows. Recently enacted U.S. tax legislation has made significant changes to the U.S. Internal Revenue Code, including the taxation of U.S. corporations by, among other things, limiting interest deductions, limiting deductibility of certain executive compensation, reducing the U.S. corporate income tax rate, disallowing certain deductions that had previously been allowed, altering the expensing of capital expenditures, adopting elements of a territorial tax system, assessing a repatriation tax or "transition tax" on undistributed earnings and profits of U.S. owned foreign corporations, and introducing certain anti-base erosion provisions. The legislation is highly complex and unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service and state tax authorities. Additionally, the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. Thus, the impact of certain aspects of the legislation on us is currently unclear and could have an adverse impact on our financial condition, results of operations and cash flows.
We may not be able to generate sufficient taxable income to fully realize our deferred tax asset. At December 31, 2017, we have recognized net deferred tax assets of $743.8 million.  If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax asset. If we are unable to generate sufficient taxable income prior to the expiration of our federal income tax net operating loss carryforwards (“NOLs”), all or a portion of the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity.
If our tax filing positions were to be challenged by federal, state and local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial condition or results of operations.
We have indicated our intention to pay quarterly dividends at the annual rate of $0.40 per common share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.
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
National Beef’s processing facilities, which are the principal properties used in its business, are described in Item 1 of this report.  National Beef also leases corporate office space in Kansas City, Missouri for its headquarters facility and space in Chicago, Kansas City (Kansas), Tokyo, Seoul and Hong Kong.
Idaho Timber’s plants, which are the principal properties used in its business, are described in Item 1 of this report.
Our businesses lease numerous other manufacturing, warehousing, office and headquarters facilities. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. See Note 24 to our consolidated financial statements.

Item 3.	Legal Proceedings.
The information required by this Item 3 is incorporated by reference from the “Contingencies” section in Note 24 in the Notes to consolidated financial statements in Item 8 of Part II of this report, which is incorporated herein by reference.

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

	Common Share
	High	Low

2016
First Quarter	$17.39	$14.27
Second Quarter	18.22	15.32
Third Quarter	19.49	16.53
Fourth Quarter	24.17	17.87

2017
First Quarter	$27.34	$22.69
Second Quarter	26.78	23.81
Third Quarter	27.21	22.23
Fourth Quarter	27.09	24.92

2018
First Quarter (through February 15, 2018)	$28.30	$23.46
As of February 15, 2018, there were approximately1,544 record holders of the common shares.
We paid quarterly cash dividends of $0.10 per share for the each of the last two quarters of 2017 and $0.0625 per share for each of the first two quarters of 2017 and each quarter of 2016 and 2015. We have indicated our intention to pay quarterly dividends currently at the annual rate of $0.40 per common share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.
Certain of our subsidiaries have significant NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of the common shares and the ability of persons or entities now owning 5% or more of the common shares from acquiring additional common shares.  The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year to which these tax benefits may no longer be carried forward.
In November 2012, our Board of Directors authorized a share repurchase program pursuant to which we may, from time to time, purchase up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations. During 2017, we repurchased a total of 3,661,588 shares in the open market pursuant to this program. Separately, during the year ended December 31, 2017, we repurchased an aggregate of 362,138 shares in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
There were no unregistered sales of equity securities during the period covered by this report.

The following table presents information on our purchases of our common shares during the three months ended December 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2017	53,519	$25.32	—	12,500,000
November 2017	34,454	$25.39	—	12,500,000
December 2017	53,015	$25.75	—	12,500,000
Total	140,988		—

(1)
Includes an aggregate 140,988 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Financials Index for the period commencing December 31, 2012 to December 31, 2017.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2012 in each of our common stock, the S&P 500 Index and the S&P 500 Financials Index and that all dividends were reinvested.

Item 6.	Selected Financial Data.
The following selected financial data have been summarized from our consolidated financial statements. They should be read in conjunction with our consolidated financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA: (a)
Net revenues (b)	$11,436,393	$10,062,617	$10,886,458	$11,486,485	$10,425,746
Expenses	10,347,678	9,900,785	10,640,203	11,243,790	9,999,202
Income (loss) related to associated companies	(74,901)	154,598	110,281	138,527	119,041
Income from continuing operations before income taxes	1,013,814	316,430	356,536	381,222	545,585
Income tax provision	760,967	122,109	109,947	165,971	136,481
Income from continuing operations	252,847	194,321	246,589	215,251	409,104
Income (loss) from discontinued operations, including gain (loss) on disposal, net of taxes	—	—	5,522	(16,226)	(46,911)
Net (income) loss attributable to the redeemable noncontrolling interests	(84,576)	(65,746)	26,543	8,616	9,282
Net income attributable to Leucadia National Corporation common shareholders	167,351	125,938	279,587	204,306	369,240
Per share:
Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.45	$0.34	$0.73	$0.58	$1.20
Income (loss) from discontinued operations, including gain (loss) on disposal	—	—	0.01	(0.04)	(0.13)
Net income	$0.45	$0.34	$0.74	$0.54	$1.07
Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.45	$0.34	$0.73	$0.58	$1.20
Income (loss) from discontinued operations, including gain (loss) on disposal	—	—	0.01	(0.04)	(0.14)
Net income	$0.45	$0.34	$0.74	$0.54	$1.06

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA: (a)
Total assets	$47,169,108	$45,071,307	$46,331,184	$52,614,324	$47,858,780
Long-term debt	7,885,783	7,380,443	7,400,582	8,519,584	8,172,864
Mezzanine equity	551,593	461,809	316,633	311,686	366,075
Shareholders’ equity	10,105,957	10,128,100	10,401,211	10,302,158	10,102,462
Book value per common share	$28.37	$28.18	$28.68	$28.03	$27.71
Cash dividends per common share	$0.325	$0.25	$0.25	$0.25	$0.25

(a)	Subsidiaries are reflected above as consolidated entities from the date of acquisition. Jefferies was acquired on March 1, 2013.

(b)	Includes net realized securities gains of $23.0 million, $29.5 million, $63.0 million, $30.4 million and $244.0 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Income from continuing operations before income taxes was $1,013.8 million for the year ended December 31, 2017. This compares to $316.4 million for the year ended December 31, 2016. The increase of $697.4 million reflects improved performance across many of Leucadia’s businesses. Jefferies pre-tax income increased $484.3 million due to record investment banking and equities revenues. National Beef’s pre-tax income grew by $78.3 million, as increased cattle availability and strong demand for beef continued to support strong margins.  Other Financial Services Businesses and Investments pre-tax income increased by $39.2 million, as Berkadia continued its strong performance and Leucadia Asset Management made a positive contribution, offset by an impairment charge of $130.2 million early in the year to revalue our equity method investment in FXCM.  Other Merchant Banking Businesses and Investments pre-tax income was higher than the previous year by $193.0 million, primarily related to the gain on the sale of Conwed.  Pre-tax income of our Corporate and Other segment was lower by $97.3 million due primarily to an increase in the fair value of a trading asset during 2016.

A summary of results of continuing operations for the year ended December 31, 2017 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$3,207,097	$7,358,948	$191,810	$615,691	$62,847	$—	$11,436,393

Expenses:
Cost of sales	—	6,764,055	—	280,952	—	—	7,045,007
Compensation and benefits	1,830,469	39,884	41,484	17,024	64,915	—	1,993,776
Floor brokerage and clearing fees	174,506	—	—	—	—	—	174,506
Interest	—	6,657	38,517	3,742	—	58,943	107,859
Depreciation and amortization	62,668	98,515	9,484	33,065	5,178	—	208,910
Selling, general and other expenses	611,650	42,525	54,984	38,096	70,365	—	817,620
Total expenses	2,679,293	6,951,636	144,469	372,879	140,458	58,943	10,347,678
Income (loss) from continuing operations before income taxes and income (loss) related to associated companies	527,804	407,312	47,341	242,812	(77,611)	(58,943)	1,088,715
Income (loss) related to associated companies	—	—	(81,490)	7,904	(1,315)	—	(74,901)
Income (loss) from continuing operations before income taxes	$527,804	$407,312	$(34,149)	$250,716	$(78,926)	$(58,943)	$1,013,814

A summary of results of continuing operations for the year ended December 31, 2016 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Total

Net revenues	$2,421,055	$7,027,243	$(46,028)	$571,757	$88,590	$—	$10,062,617

Expenses:
Cost of sales	—	6,513,768	—	337,039	—	—	6,850,807
Compensation and benefits	1,568,824	39,271	53,569	30,923	37,998	—	1,730,585
Floor brokerage and clearing fees	167,205	—	—	—	—	—	167,205
Interest	—	12,946	33,771	3,105	—	58,881	108,703
Depreciation and amortization	60,206	94,482	13,697	39,589	3,619	—	211,593
Selling, general and other expenses	581,312	37,754	50,782	129,808	32,236	—	831,892
Total expenses	2,377,547	6,698,221	151,819	540,464	73,853	58,881	9,900,785
Income (loss) from continuing operations before income taxes and income related to associated companies	43,508	329,022	(197,847)	31,293	14,737	(58,881)	161,832
Income related to associated companies	—	—	124,508	26,441	3,649	—	154,598
Income (loss) from continuing operations before income taxes	$43,508	$329,022	$(73,339)	$57,734	$18,386	$(58,881)	$316,430

A summary of results of continuing operations for the year ended December 31, 2015 is as follows (in thousands):

	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate and Other	Parent Company Interest	Inter-company Eliminations	Total

Net revenues	$2,476,133	$7,402,419	$524,053	$426,731	$78,122	$—	$(21,000)	$10,886,458

Expenses:
Cost of sales	—	7,347,874	—	329,359	—	—	—	7,677,233
Compensation and benefits	1,467,752	34,781	35,054	24,657	103,221	—	—	1,665,465
Floor brokerage and clearing fees	199,780	—	—	—	—	—	—	199,780
Interest	—	16,633	9,404	2,586	—	87,181	—	115,804
Depreciation and amortization	92,165	89,317	8,176	30,731	3,744	—	—	224,133
Selling, general and other expenses	597,271	37,729	48,279	79,421	16,088	—	(21,000)	757,788
Total expenses	2,356,968	7,526,334	100,913	466,754	123,053	87,181	(21,000)	10,640,203
Income (loss) from continuing operations before income taxes and income related to associated companies	119,165	(123,915)	423,140	(40,023)	(44,931)	(87,181)	—	246,255
Income related to associated companies	—	—	81,688	27,957	636	—	—	110,281
Income (loss) from continuing operations before income taxes	$119,165	$(123,915)	$504,828	$(12,066)	$(44,295)	$(87,181)	$—	$356,536
Jefferies
Jefferies was acquired on March 1, 2013 and is reflected in our consolidated financial statements utilizing a one month lag; Jefferies fiscal year ends on November 30th and its fiscal quarters end one month prior to our reporting periods. A summary of results of operations for Jefferies included in the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015

Net revenues	$3,207,097	$2,421,055	$2,476,133

Expenses:
Compensation and benefits	1,830,469	1,568,824	1,467,752
Floor brokerage and clearing fees	174,506	167,205	199,780
Depreciation and amortization	62,668	60,206	92,165
Selling, general and other expenses	611,650	581,312	597,271
Total expenses	2,679,293	2,377,547	2,356,968
Income before income taxes	$527,804	$43,508	$119,165
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

On April 9, 2015, Jefferies entered into an agreement to transfer certain of the client activities of its Jefferies Bache business to Société Générale S.A. During the second quarter of 2016, Jefferies completed the exit of the Futures business. Net revenues globally from this business activity, which are included within Jefferies fixed income results, and expenses directly related to the Bache business, which are included within non-interest expenses, were $80.2 million and $214.8 million, respectively, in 2015. There were no meaningful revenues or expenses from the Bache business for 2016. Total expenses for 2015 include costs of $73.1 million, on a pre-tax basis, related to the exit of the Bache business. These costs consist primarily of severance, retention and benefit payments for employees, incremental amortization of outstanding restricted stock and cash awards, contract termination costs and incremental amortization expense of capitalized software expected to no longer be used subsequent to the wind-down of the business. For further information, refer to Note 30 in our consolidated financial statements.
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
The following provides a summary of net revenues by source included in the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

Equities	$804,635	$553,169	$757,764
Fixed income	621,738	642,982	271,947
Total sales and trading	1,426,373	1,196,151	1,029,711
Investment banking:
Capital markets:
Equities	344,973	235,207	408,474
Debt	649,220	304,576	397,979
Advisory	770,092	654,190	632,354
Total investment banking	1,764,285	1,193,973	1,438,807
Other	16,439	30,931	7,615
Total net revenues	$3,207,097	$2,421,055	$2,476,133
Net Revenues
Net revenues for 2017 were an annual record and reflect record investment banking revenues and record equities net revenues, partially offset by lower fixed income net revenues. The record investment banking revenues reflect record debt capital markets revenues, record advisory revenues and significantly higher equity capital markets revenues, as a result of higher transaction volumes and values throughout 2017, driven in part by Jefferies effort to continue to expand its investment banking team through promotions and new hires. The increase in equities revenues was primarily attributable to a net gain of $117.3 million recognized during 2017 from Jefferies investment in two equity positions, including KCG Holdings, Inc. ("KCG"), compared with a net loss of $17.9 million during 2016 from these two equity positions. KCG was sold for $20.00 per share in cash on July 20, 2017. The increase in equities net revenues was also due to net revenues of $90.8 million from Jefferies share of its Jefferies Finance, LLC ("Jefferies Finance") joint venture during 2017, compared with a net loss of $9.3 million during 2016. The decrease in fixed income net revenues is primarily due to lower volumes and volatility, which negatively impacted Jefferies client flow oriented fixed income businesses in the last nine months of 2017. Net revenues for 2017 included investment losses from managed funds of $4.0 million, compared with investment income from managed funds of $4.7 million during 2016.

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
Equities Net Revenues
Equities net revenues include equity commissions, equity security principal trading and investments (including Jefferies investments in KCG and from time to time, other blocks of equity securities) and net interest revenue generated by its equities sales and trading, prime services and wealth management business relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. KCG was sold on July 20, 2017. Jefferies recognized a $93.4 million gain from its holdings of KCG in 2017 and an aggregate gain of $347.7 million over the five year life of this investment. Equities net revenues also include Jefferies share of the net earnings of its joint venture investments in Jefferies Finance and Jefferies LoanCore, LLC ("Jefferies LoanCore"), which are accounted for under the equity method. On October 31, 2017, Jefferies sold all of its membership interests in Jefferies LoanCore for approximately $173.1 million, the estimated book value at October 31, 2017. In addition, Jefferies may be entitled to additional cash consideration over the next five years in the event Jefferies LoanCore’s yearly return on equity exceeds certain thresholds.

Equities net revenues were $804.6 million for 2017 compared with $553.2 million in 2016. Equities revenue for 2017 include a net gain of $117.3 million from Jefferies investment in two equity positions, including KCG, compared with a net loss of $17.9 million in 2016 from these two equity positions.

Equities net revenues related to the core equities businesses during 2017 increased with higher revenues in Jefferies electronic trading, prime services, and Asia Pacific cash equities businesses primarily due to increased customer activity and increased trading volumes. The increase was partially offset by lower revenues in its equity options and Europe cash equities businesses, primarily due to reduced market making activities and lower equity volatility. In addition, 2016 included certain strategic investment gains from exposures to energy, volatility, financial and currency markets.

Equities commission revenues declined in Jefferies equity derivative and U.S. cash equities businesses due to reduced trading volumes and lower levels of volatility, partially offset by higher revenues in its electronic trading and Asia Pacific cash equities businesses due to increased trading volumes.

Equities net revenues during 2017 include net revenues of $90.8 million from Jefferies share of Jefferies Finance, primarily due to an increase in loan syndication activity, compared with a net loss of $9.3 million in the prior year, primarily due to the mark down of certain loans held for sale. Net revenues from Jefferies share of Jefferies LoanCore increased slightly during 2017 as compared to 2016 due to an increase in loan closings and syndications. On October 31, 2017, Jefferies sold all of its membership interests in Jefferies LoanCore for approximately $173.1 million, the estimated book value at October 31, 2017.
Total equities net revenues were $553.2 million for 2016 compared with $757.8 million in 2015. Results for 2016 includes a net loss of $17.9 million from Jefferies investment in two equity positions, including KCG, as compared to gains of $49.1 million in 2015 from these two equity positions. In addition, equities net revenues for 2015 included significant gains on additional securities positions, which were not repeated during 2016. Equities commission revenues gained slightly with improved market share across various product and client segments. Commissions in Jefferies U.S. cash equities and equity derivatives businesses held firm, while global electronic trading commissions gained from increased volumes and client market share. In Jefferies global electronic trading business, Jefferies has market leading customized algorithms in over 40 countries. European equities commissions increased due to improved market share, while commissions in Jefferies Asia Pacific cash equities business declined because of a challenging market environment. Jefferies global cash businesses were among the highest market share gainers compared with Jefferies peers and, in the U.S. and U.K., Jefferies platform remains in the top 10.
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

Fixed Income Net Revenues
Fixed income net revenues include commissions, principal transactions and net interest revenue generated by Jefferies fixed income sales and trading businesses from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, high yield and distressed securities, bank loans, municipal bonds, emerging markets debt, foreign exchange and interest rate derivatives,
Fixed income net revenues for 2017 decreased $21.2 million as compared to 2016, primarily due to a more challenging trading environment across most products, including most credit and rates businesses. In 2017, volatility was dampened as quantitative easing continued across most markets Jefferies transacts in. This was partially offset by better risk management, addition of staff in certain businesses, and refreshed strategies in some businesses.
Net revenues in Jefferies leveraged credit business in 2017 were higher due to increased trading activities in high yield and distressed products as a result of additions to staff and repositioned risk. This was compared to relatively significant mark-to-market losses recognized in the early part of 2016. Higher revenues in its European credit and international securitized markets group businesses were due to repositioned strategies taking advantage of trading opportunities in certain industry sectors. This is compared to volatile oil prices and uncertainty as to bank liquidity in 2016, which negatively impacted revenues in this business in the prior year.

Jefferies municipal securities business performed extremely well for the greater part of the year, driven by increased client activity as new team members were added and market share expanded. Performance for the municipal securities business was partially dampened at the end of the 2017 fiscal year as the municipal bond market dislocated over concerns around the potential impacts of pending U.S. tax reform on both municipal bond issuers and investors.

Revenues in Jefferies corporates and emerging markets business declined in a maturing credit cycle as volatility and transaction spreads decreased from prior year levels, while demand for new issuances and higher yielding investments and higher levels of volatility were prevalent in 2016. Lower revenues in its global rates and U.S. securitized markets group business were due to lower levels of volatility resulting in lower transaction based revenues. In the U.S. securitized markets businesses this was partially offset by increased activity in origination businesses including collateralized loan obligations (“CLOs”).

Jefferies recorded higher revenues in 2016 as compared with 2015 due to improved trading conditions across most core businesses, partially offset by lower revenues in its international rates business due to lower trading volumes. 2015 included $80.2 million of net revenues globally from the Bache business activity. There were no meaningful revenues from the Bache business during 2016, as Jefferies completed the exit of the Bache business during the second quarter of 2016. Excluding revenues from the Bache business activity, revenues increased $451.2 million.

Revenues in Jefferies leveraged credit business were strong on increased trading volumes within high yield and distressed products, as a result of an improved credit environment, as well as strategic growth in the business, compared with mark-to-market write-downs in 2015. Results in Jefferies emerging markets business during 2016 were higher as compared to 2015 due to an upgraded sales and trading team and increased levels of volatility and improved market conditions. Revenues in 2016 from Jefferies corporates businesses increased as compared to 2015 due to increased client activity and higher demand for new issuances and higher yielding investments. Jefferies securitized markets businesses were positively impacted by increased demand for spread products compared with the negative impact of market volatility as credit spreads tightened for these asset classes and expectations of future rate increases in 2015. The municipal securities business performed well during 2016 as improved trading activity was driven by market technicals compared with net outflows in 2015. Volatility during 2016 due to fluctuating expectations as to future Federal Reserve interest rate increases contributed to increased revenues in Jefferies U.S. rates business as compared to the prior year.
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
Total investment banking revenues were $1,764.3 million for 2017, 47.8% higher than 2016. This increase was due to strong performance across Jefferies debt capital markets, equity capital markets and advisory businesses, supported by a strong overall capital raising and merger and acquisition environment. In 2016, new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout 2016. Capital markets revenues for 2017 increased 84.2% from 2016. Advisory revenues for 2017 increased 17.7% compared to the prior year.

From equity and debt capital raising activities, Jefferies generated $345.0 million and $649.2 million in revenues, respectively, for the year ended December 31, 2017. During 2017, Jefferies completed 1,121 public and private debt financings that raised $292.1 billion in aggregate and Jefferies completed 173 public and private equity and convertible offerings that raised $59.7 billion (164 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $770.1 million, including revenues from 171 merger and acquisition transactions and 10 restructuring and recapitalization transactions with an aggregate transaction value of $180.6 billion.

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

Jefferies reduced capital markets activity for 2016 was partially offset by increased advisory revenues. Specifically, Jefferies advisory revenues for 2016 increased 3.5% compared to 2015, primarily through an increase in the number of merger, acquisition and restructuring transactions, including closing a record number of merger and acquisition transactions in excess of $1 billion. Jefferies investment banking results benefited both from a record fourth quarter of advisory fees in 2016, with Jefferies merger, acquisition and restructuring and recapitalization businesses showing continued momentum, and from improvement in capital markets activity, which began in the late summer of 2016, leading to an increase in new issue transaction volume.

During 2016, Jefferies completed 892 public and private debt financings that raised $188.6 billion in aggregate and Jefferies completed 129 public and private equity and convertible offerings that raised $24.4 billion (125 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $654.2 million, including revenues from 161 merger and acquisition transactions and 18 restructuring and recapitalization transactions with an aggregate transaction value of $135.2 billion.
During 2015, Jefferies generated $1,438.8 million in investment banking revenues. From equity and debt capital raising activities, Jefferies generated $408.5 million and $398.0 million in revenues, respectively, in 2015. Advisory revenues of $632.4 million for 2015 were primarily due to higher transaction volume. During 2015, Jefferies completed 1,003 public and private debt financings that raised $199.8 billion in aggregate and Jefferies completed 203 public and private equity and convertible offerings that raised $56.6 billion (183 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $632.4 million, including revenues from 158 merger and acquisition transactions and 13 restructuring and recapitalization transactions with an aggregate transaction value of $141.1 billion.
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
Included in Compensation and benefits expense is share-based amortization expense for senior executive awards granted in September 2012, February 2016 and January 2017, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting, all of which are being amortized over their respective future service periods. In addition, the senior executive awards contain market and performance conditions. Compensation expense related to the amortization of share-based and cash-based awards amounted to $278.2 million, $287.3 million and $307.7 million for 2017, 2016 and 2015, respectively. Compensation and benefits as a percentage of Net revenues was 57.1%, 64.8% and 59.3% for 2017, 2016 and 2015, respectively.
Compensation and benefits expense directly related to Jefferies Bache business was $87.7 million for 2015 and was not meaningful for 2016. Included within Compensation and benefits expense for the Bache business for 2015 are severance, retention and related benefits costs of $38.2 million, incurred as part of decisions surrounding the exit of this business.

Non-Compensation Expenses
Non-compensation expenses include floor brokerage and clearing fees, technology and communications expense, occupancy and equipment rental expense, business development, professional services, bad debt provision, impairment charges, depreciation and amortization expense and other costs. All of these expenses, other than floor brokerage and clearing fees and depreciation and amortization expense, are included in Selling, general and other expenses in the Consolidated Statements of Operations.
In 2017, non-compensation expenses increased 5.0% compared to 2016. The increase in non-compensation expenses during 2017 was consistent with the increased activity associated with higher net revenues, as well as increased spending on technology. At the same time, non-compensation expenses as a percentage of Net revenues declined from 33.4% to 26.5% again demonstrating strategically the operating leverage inherent in Jefferies business. The increase in non-compensation expenses was primarily due to an increase in Floor brokerage and clearing expenses due to the mix of costs across certain equities and fixed income businesses, technology and communications expenses due to costs associated with the development of the various trading systems and projects associated with corporate support and core business infrastructures, and an increase in certain other expenses.

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
National Beef
A summary of results of operations for National Beef for the three years in the period ended December 31, 2017 is as follows (in thousands):

	2017	2016	2015

Net revenues	$7,358,948	$7,027,243	$7,402,419

Expenses:
Cost of sales	6,764,055	6,513,768	7,347,874
Compensation and benefits	39,884	39,271	34,781
Interest	6,657	12,946	16,633
Depreciation and amortization	98,515	94,482	89,317
Selling, general and other expenses	42,525	37,754	37,729
Total expenses	6,951,636	6,698,221	7,526,334
Income (loss) before income taxes	$407,312	$329,022	$(123,915)
National Beef’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume. National Beef operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. National Beef’s profitability typically fluctuates seasonally with relatively higher margins in the spring and summer months and during times of ample cattle availability. National Beef's fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. National Beef's fiscal years 2017 and 2015 consisted of 52 weeks each and its fiscal 2016 consisted of 53 weeks.
Revenues in 2017 increased 5% in comparison to 2016, primarily due to an increase in the number of cattle processed. Cost of sales increased by 4% in 2017 as compared to 2016. The increase is also due to an increase in the number of cattle processed. The combined effects of increased margin per head and an increase in volume led to higher profitability in 2017 as compared to 2016.

Revenues in 2016 decreased about 5% in comparison to 2015, due to lower average selling prices for beef and beef by-products, partially offset by an increase in the number of cattle processed. Additionally, during 2015, decreases to revenues of $52.9 million were recorded as a result of National Beef's use of derivatives in its hedging activity. For 2016, cost of sales declined 11% as compared to 2015, due to a decrease in the price of fed cattle, partially offset by an increase in volume. For 2016, the combined effects of increased margin per head and an increase in volume led to higher profitability as compared to 2015.
Lower average debt balances in 2017 and 2016 led to a 49% decline in interest expense in 2017 as compared to 2016 and a 22% decline in interest expense in 2016 as compared to 2015.
Corporate and Other Results
A summary of results of operations for corporate and other for the three years in the period ended December 31, 2017 is as follows (in thousands):

	2017	2016	2015

Net revenues	$62,847	$88,590	$78,122

Expenses:
Compensation and benefits	61,958	35,009	52,385
WilTel pension	2,957	2,989	50,836
Depreciation and amortization	5,178	3,619	3,744
Selling, general and other expenses	70,365	32,236	16,088
Total expenses	140,458	73,853	123,053
Income (loss) before income taxes and income (loss) related to associated companies	(77,611)	14,737	(44,931)
Income (loss) related to associated companies	(1,315)	3,649	636
Income (loss) from continuing operations before income taxes	$(78,926)	$18,386	$(44,295)
Net revenues of corporate and other primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Net revenues for 2017 and 2016, respectively, include a $6.1 million and $65.6 million increase in a trading asset which is held at fair value. Net revenues for 2017 also include a $19.7 million realized security gain from an investment in a non-public security. Net revenues for 2015 include a realized security gain related to a recovery of $35.0 million of an investment in a non-public security that was sold and had been written off in prior years.
For the years ended December 31, 2017, 2016 and 2015, corporate compensation and benefits includes incentive bonus expense of $10.1 million, $7.6 million and $17.4 million, respectively. Share-based compensation expense was $20.9 million, $9.7 million and $14.6 million in 2017, 2016 and 2015, respectively. Compensation and benefits also increased in 2017 compared to 2016 as a result of the growth of our other investments.
Pursuant to the agreement to sell one of our former subsidiaries, WilTel Communications Group, LLC, the responsibility for WilTel’s defined benefit pension plan was retained by us. WilTel pension expense in 2015 includes a non-cash pension settlement charge of $40.7 million related to a voluntary lump sum offer to participants of the legacy plan. See Note 19 to our consolidated financial statements for further information.
Selling, general and other expenses for 2017 reflects the write-down of a note receivable of $20.0 million related to the prior sale of a subsidiary. Selling, general and other expenses also increased in 2017 compared to 2016 as a result of the growth of our other investments. Selling, general and other expenses for 2015 reflects the recovery of $20.1 million in insurance payments in respect of previously expensed legal fees.

Other Financial Services Businesses and Investments
A summary of results of operations for other financial services businesses and investments for the three years in the period ended December 31, 2017 is as follows (in thousands):

	2017	2016	2015

Net revenues	$191,810	$(46,028)	$524,053

Expenses:
Compensation and benefits	41,484	53,569	35,054
Interest	38,517	33,771	9,404
Depreciation and amortization	9,484	13,697	8,176
Selling, general and other expenses	54,984	50,782	48,279
Total expenses	144,469	151,819	100,913
Income (loss) before income taxes and income (loss) related to associated companies	47,341	(197,847)	423,140
Income (loss) related to associated companies	(81,490)	124,508	81,688
Income (loss) from continuing operations before income taxes	$(34,149)	$(73,339)	$504,828
Our other financial services businesses and investments include the consolidated results of Leucadia Asset Management fund managers, the returns on our investments in these funds, the consolidated results of Foursight Capital and Chrome Capital (vehicle finance), our share of the income of Berkadia, the results of our investment in FXCM and our share of the income of HomeFed.
Excluding the FXCM revenues discussed below, the net revenues in other financial services businesses and investments reflect revenues of $168.7 million, $8.6 million and $32.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The year-over-year increase in 2017 revenues as compared to 2016 primarily reflects greater returns on investments related to the Leucadia Asset Management businesses and at our 54 Madison real estate fund. The year-over-year decrease in 2016 compared to 2015 primarily reflects losses on investments recorded at market value related to the Leucadia Asset Management businesses partially offset by growth in our vehicle finance businesses and at our 54 Madison real estate fund.

All expense categories were impacted by the growth of our Leucadia Asset Management businesses and vehicle finance businesses in 2017 and 2016 as compared to the prior years. Selling, general and other expenses for 2015 also include $21.0 million of investment banking and advisory fees paid to Jefferies in connection with our entering into the agreement with FXCM, and which Jefferies recognized in net revenues.  These intercompany fees have been eliminated in our consolidated results. Income (losses) from continuing operations before income taxes related to our Leucadia Asset Management businesses totaled $27.0 million, $(109.9) million and $(32.6) million for 2017, 2016 and 2015, respectively. Income (losses) from continuing operations before income taxes at our Leucadia Asset Management businesses primarily reflect the continued build out of the businesses, as well as returns on investments recorded at market value.
For the years ended December 31, 2017, 2016 and 2015, income related to associated companies attributable to Berkadia was $93.8 million, $94.2 million and $78.1 million, respectively. Berkadia's results were impacted by reversals of mortgage service rights impairments of $35.9 million in 2016, and investment gains of $15.4 million in 2015, of which we then recorded our applicable share. As our share of profits from Berkadia are primarily taxed at the Leucadia level, the income discussed above is pre-tax. Income related to associated companies attributable to HomeFed was $7.7 million, $23.9 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in 2016 primarily reflects a reversal of HomeFed's deferred tax valuation allowance in 2016 as HomeFed concluded that it was more likely than not that they would have future taxable income sufficient to realize their net deferred tax asset.
As more fully discussed in Note 4 to our consolidated financial statements, on September 1, 2016, we amended the terms of our loan and associated rights. Among other changes, the amendments gave Leucadia a 50% voting interest in FXCM and we gained the ability to significantly influence FXCM through our seats on the board. As a result of the amendment, we have accounted for our equity interest in FXCM under the equity method of accounting since September 1, 2016. Net revenues include gains (losses) of $23.2 million during 2017 from our FXCM term loan and $(54.6) million and $491.3 million, respectively, during 2016 and 2015 from our FXCM term loan and related rights. This includes the component related to interest income, which is recorded within Principal transactions revenues. We also recorded income (losses), before impairment charges, related to our equity method investment in FXCM of $(47.4) million and $1.9 million during 2017 and 2016, respectively.

During February 2017, Global Brokerage Holdings and FXCM's U.S. subsidiary, FXCM U.S. settled complaints filed by the NFA and the CFTC against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. As part of the settlements, FXCM U.S. withdrew from business and sold FXCM U.S.'s customer accounts. FXCM also implemented a restructuring plan that included the termination of approximately 22% of its global workforce.

Based on the above February 2017 actions, we evaluated in the first quarter of 2017 whether our equity method investment was fully recoverable. We engaged an independent valuation firm to assist management in estimating the fair value of FXCM. Our estimate of fair value was based on a discounted cash flow and comparable public company analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $130.2 million. We concluded based on the above regulatory actions, FXCM's restructuring plan, investor perception and declines in the trading price of Global Brokerage, Inc.'s ("Global Brokerage") common shares and convertible debt, that the decline in fair value of our equity interest was other than temporary. As such, we impaired our equity investment in FXCM in the first quarter of 2017 by $130.2 million.
Other Merchant Banking Businesses and Investments
A summary of results for other merchant banking businesses and investments for the three years in the period ended December 31, 2017 is as follows (in thousands):

	2017	2016	2015

Net revenues	$615,691	$571,757	$426,731

Expenses:
Cost of sales	280,952	337,039	329,359
Compensation and benefits	17,024	30,923	24,657
Interest	3,742	3,105	2,586
Depreciation and amortization	33,065	39,589	30,731
Selling, general and other expenses	38,096	129,808	79,421
Total expenses	372,879	540,464	466,754
Income (loss) before income taxes and income related to associated companies	242,812	31,293	(40,023)
Income related to associated companies	7,904	26,441	27,957
Income (loss) from continuing operations before income taxes	$250,716	$57,734	$(12,066)

Our other merchant banking operations include our ownership of HRG shares, which is accounted for at fair value and impacts our results through its mark-to-market adjustments reflected in net revenues, and the consolidated results of Vitesse and JETX (oil and gas production and development) and Conwed and Idaho Timber (manufacturing companies). It also includes our equity investments in Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy) and Golden Queen (a gold and silver mining project).

Net revenues include principal transactions related to unrealized gains (losses) of $64.8 million, $93.2 million and $(28.0) million for the years ended December 31, 2017, 2016 and 2015, respectively, from the change in value of our investment in HRG. We classify HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments through Principal transactions revenues.
For the years ended December 31, 2017, 2016 and 2015, net revenues for manufacturing were $504.5 million (including the gain on the sale of Conwed of $178.2 million, net of working capital adjustments), $415.8 million and $392.1 million, respectively.
Net revenues for the years ended December 31, 2017, 2016 and 2015 for our oil and gas production and development businesses were $45.2 million, $53.5 million and $54.1 million, respectively. As discussed further in Note 4 to our consolidated financial statements, Vitesse uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Net unrealized gains (losses) of $1.8 million, $(11.8) million and $7.4 million were recorded related to these derivatives in 2017, 2016 and 2015, respectively. JETX revenues during 2017 and 2016 were impacted by $(20.1) million and $9.6 million, respectively, of unrealized gains (losses) on a trading asset which is held at fair value.

The decrease in cost of sales for 2017 as compared to 2016 is primarily due to the sale of Conwed in the first quarter of 2017.
For the years ended December 31, 2017, 2016 and 2015, Selling, general and other expenses for manufacturing were $2.8 million, $9.2 million and $8.6 million, respectively. Selling, general and other expenses for our oil and gas production and development businesses were $35.3 million, $109.1 million and $49.8 million in 2017, 2016 and 2015, respectively. Total selling, general and other expenses decreased $91.7 million in 2017 as compared to 2016, primarily reflecting lower costs for our oil and gas production and development businesses and the sale of Conwed in early 2017. Selling, general and other expenses for our oil and gas production and development businesses include impairment charges of $10.1 million, $63.8 million and $20.3 million recorded by JETX in 2017, 2016 and 2015, respectively. The 2017 impairment charge related to the write-off of the remaining Houston County acreage due to the decision made in 2017 to focus on JETX's other higher returning acreage. The 2016 impairment charge primarily related to decisions made by JETX in the third quarter to curtail development of both its southern acreage in the East Eagle Ford and its Houston County acreage. A $55.0 million impairment charge was then recorded for the difference between the carrying value of that acreage and the estimated net realizable value. The 2016 impairment also included the write-down of certain JETX leases that would not benefit its business going forward. The 2015 impairment charge related to the write-down of JETX oil field assets in Houston County to fair value.
Depreciation and amortization for the oil and gas production and development businesses were $29.9 million, $30.4 million and $25.1 million in 2017, 2016 and 2015, respectively. The significant increase in 2017 and 2016 is due to increased production and additional wells compared to 2015.
Income related to associated companies primarily relates to our investments in Garcadia and Linkem. For the years ended December 31, 2017, 2016 and 2015, income related to Garcadia was $48.2 million, $52.3 million and $53.2 million, respectively, and losses related to Linkem were $32.6 million, $22.9 million and $15.6 million, respectively.
Pre-tax income for 2017 includes $208.0 million from manufacturing, including the gain on the sale of Conwed of $178.2 million (including working capital adjustments), $7.9 million of income related to associated companies and $64.8 million related to our investment in HRG, offset partially by pre-tax losses from the oil and gas production and development businesses of $26.0 million. Pre-tax income for 2016 includes $93.2 million related to our investment in HRG, $39.8 million from manufacturing and $26.4 million of income related to associated companies, offset by pre-tax losses for the oil and gas production and development businesses of $90.8 million. Pre-tax losses for 2015 includes losses of $28.0 million related to our investment in HRG and pre-tax losses for the oil and gas production and development businesses of $31.9 million, partially offset by $31.1 million of income from manufacturing and $28.0 million of income related to associated companies.
Parent Company Interest
Parent company interest totaled $58.9 million, $58.9 million and $87.2 million for 2017, 2016 and 2015, respectively. The decline in interest expense in 2016 as compared to 2015 is primarily due to the repayment of our 8.125% Senior Notes in September 2015.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are complex in their application. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a territorial income tax system, and imposing a transition tax on unremitted earnings of foreign subsidiaries. In connection with our initial analysis, we have recorded a discrete tax expense of $450.5 million as a provisional estimate of the impact of the Tax Act during 2017. This provisional estimate primarily consists of a $415.0 million expense related to the revaluation of our deferred tax asset and a $35.5 million expense related to the deemed repatriation of foreign earnings.
For the year ended December 31, 2017, our provision for income taxes was $761.0 million, representing an effective tax rate of about 75%. Our 2017 provision was impacted by a non-cash $450.5 million charge related to the impact of tax reform. This charge increased our effective rate by 44%. Additionally, our 2017 provision was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits. This benefit reduced our effective tax rate for 2017 by approximately 3%.
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
Discontinued Operations
Our gain on disposal from discontinued operations, net of tax totaled $5.1 million in 2015. This gain primarily relates to additional consideration received related to the 2012 sale of our small Caribbean-based telecommunications provider and a reversal of a legal reserve.
For further information, see Note 28 to our consolidated financial statements.
Selected Balance Sheet Data

In addition to preparing our Consolidated Statements of Financial Condition in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we also review the tangible capital associated with each of our businesses and investments, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that this information is useful to investors as it allows them to view our businesses and investments through the eyes of management while facilitating a comparison across historical periods. We define tangible capital as Total Leucadia National Corporation shareholders' equity less Intangible assets, net and goodwill.

The tables below reconcile tangible capital to our GAAP balance sheet (in thousands):

	December 31, 2017
	Jefferies	National Beef	Other Financial Services Businesses and Investments	Other Merchant Banking Businesses and Investments	Corporate liquidity and other assets, net of Corporate liabilities	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$5,164,492	$18,516	$13,681	$29,609	$49,182	$—	$5,275,480
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	578,014	—	—	—	—	—	578,014
Financial instruments owned	13,998,125	2,880	454,846	805,926	967,514	—	16,229,291
Investments in managed funds	195,227	—	324,460	—	50,259	—	569,946
Loans to and investments in associated companies	682,790	—	715,892	476,284	191,863	—	2,066,829
Securities borrowed	7,721,803	—	—	—	—	—	7,721,803
Securities purchased under agreements to resell	3,689,559	—	—	—	—	—	3,689,559
Receivables	4,459,827	201,675	677,211	47,979	32,323	—	5,419,015
Property, equipment and leasehold improvements, net	297,750	401,148	2,681	18,771	30,053	—	750,403
Intangible assets, net and goodwill	1,899,093	554,541	1,561	—	7,985	—	2,463,180
Deferred tax asset, net	212,954	—	—	—	530,857	—	743,811
Other assets	676,098	281,779	79,993	547,728	146,500	(70,321)	1,661,777
Total Assets	39,575,732	1,460,539	2,270,325	1,926,297	2,006,536	(70,321)	47,169,108

Liabilities
Long-term debt (1)	6,416,844	199,221	187,478	93,219	989,021	—	7,885,783
Other liabilities	27,514,235	332,111	656,996	34,710	125,022	(70,321)	28,592,753
Total liabilities	33,931,079	531,332	844,474	127,929	1,114,043	(70,321)	36,478,536

Redeemable noncontrolling interests	—	412,128	—	13,653	812	—	426,593
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	737	—	1,382	30,525	378	—	33,022
Total Leucadia National Corporation shareholders' equity	$5,643,916	$517,079	$1,424,469	$1,754,190	$766,303	$—	$10,105,957

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,643,916	$517,079	$1,424,469	$1,754,190	$766,303	$—	$10,105,957
Less: Intangible assets, net and goodwill	(1,899,093)	(554,541)	(1,561)	—	(7,985)	—	(2,463,180)
Tangible Capital, a non-GAAP measure	$3,744,823	$(37,462)	$1,422,908	$1,754,190	$758,318	$—	$7,642,777

(1) Long-term debt within Other financial services businesses and investments of $187.5 million at December 31, 2017, includes $170.5 million for Foursight Capital and $17.0 million for Chrome Capital. Long-term debt within Other merchant banking businesses and investments of $93.2 million at December 31, 2017, includes $53.4 million for our real estate associated with the Garcadia investment and $39.8 million for Vitesse.

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

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	December 31, 2017	December 31, 2016

Jefferies	$3,744,823	$3,514,471

National Beef	(37,462)	30,036

Other Financial Services Businesses and Investments:
Leucadia Asset Management (1)	571,264	483,687
Berkadia	210,594	184,443
HomeFed	310,264	269,421
FXCM	231,656	500,758
Foursight Capital and Chrome Capital	99,130	100,516
Other	—	(1,085)
Total Other Financial Services Businesses and Investments	1,422,908	1,537,740

Other Merchant Banking Businesses and Investments:
HRG	789,870	725,096
Garcadia	199,541	206,760
Linkem	192,136	154,000
Vitesse	315,829	309,837
JETX	100,792	159,182
Idaho Timber	81,542	76,551
Golden Queen	74,480	78,474
Conwed	—	100,649
Other	—	19,054
Total Other Merchant Banking Businesses and Investments	1,754,190	1,829,603

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	758,318	702,572

Total Tangible Capital (2)	$7,642,777	$7,614,422

(1) Leucadia Asset Management does not include $89.1 million at December 31, 2016 of liquid marketable securities that are available for sale immediately. At December 31, 2016, these liquid marketable securities were included in Corporate liquidity and other assets, net of Corporate liabilities including long-term debt.
(2) Tangible Capital, a non-GAAP measure, is defined as Leucadia National Corporation shareholders' equity less Intangible assets, net and goodwill. See reconciliation of Tangible Capital to Leucadia National Corporation shareholders' equity in the tables above.
Liquidity and Capital Resources
Corporate Liquidity
We are a holding company whose assets principally consist of the stock or membership interests of our subsidiary businesses, cash and cash equivalents and other noncontrolling investments in debt and equity securities. We continuously evaluate the retention and disposition of our existing operations and investments and investigate possible acquisitions of new businesses in order to maximize shareholder value. Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible.
Our principal sources of funds are distributions from subsidiaries, proceeds from divestitures of existing businesses and investments, repayment of subsidiary advances, available cash resources, liquid investments, funds distributed from subsidiaries as tax sharing payments, public and private capital market transactions, and management and other fees.
During the year ended December 31, 2017, we received $553.0 million of distributions from our existing subsidiary businesses, including $337.7 million from National Beef. We also received $463.7 million from divestitures and repayments of advances, including $289.8 million from the sale of 100% of Conwed and $92.8 million of principal repayments from FXCM.

Our available cash resources and investments that are easily convertible into cash within a relatively short period of time total $1,325.4 million at December 31, 2017, and are primarily comprised of cash, short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities. These are classified on our balance sheet as cash and cash equivalents, trading assets, available for sale securities, receivables and investments in managed funds.
Our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate cash overhead expenses, totaled $247.6 million for the year ended December 31, 2017. Dividends paid during 2017 of $117.4 million include quarterly dividends of $0.0625 per share for each of the first two quarters and $0.10 per share for each of the last two quarters. The payment of dividends is subject to the discretion of the Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant. Our recurring cash requirements typically do not include significant amounts for tax payments, as we have federal income tax net operating loss carryforwards (“NOLs”) and other tax attributes which offset federal tax liabilities. During 2017, we used about $700 million of our NOLs to offset taxable income, and we have about $2.3 billion remaining NOLs as of December 31, 2017.
Our primary long-term cash requirement is to make principal payments on the parent company’s long-term debt ($1.0 billion principal outstanding as of December 31, 2017), of which $750.0 million is due in 2023 and $250.0 million in 2043.
We continue to use our available liquidity to make acquisitions of new businesses and other investments, additional contributions to existing businesses, and from time to time, repurchases of our outstanding common shares. The timing of these events is influenced by many factors and therefore cannot be predicted.
During 2017, we bought 797,897 additional common shares of HomeFed for $31.9 million in privately-negotiated transactions, and participated in a preferred equity financing for Linkem, of which Leucadia’s share was $32.0 million.
During the year ended December 31, 2017, we purchased a total of 4,023,726 of our common shares for $100.5 million at an average price per share of $24.97. The Board of Directors has authorized the purchase of up to 25,000,000 common shares, which may be made from time to time in the open market, through block trades or otherwise. As of December 31, 2017, 12,500,000 common shares remain authorized for repurchase.
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
Looking forward to 2018, we anticipate an increase in our parent company liquidity. On January 11, 2018, the Board of Directors of Jefferies approved both a distribution of $200 million to Leucadia, which was received on January 31, 2018, and a policy authorizing Jefferies to pay a quarterly distribution to Leucadia equal to 50% of its net earnings. In addition to these distributions, we anticipate receiving payments under the tax sharing agreement between Jefferies and Leucadia. Because of the inherent difficulty in estimating future earnings and future taxable income, it is difficult to project the amounts we will ultimately receive.
Concentration, Liquidity and Leverage Targets
From time to time in the past, we have accessed public and private credit markets and raised capital in underwritten bond financings. The funds raised have been used by us for general corporate purposes, including for our existing businesses and new investment opportunities. In addition, the ratings of Leucadia are a factor considered by rating agencies that rate the debt of our subsidiary companies, including Jefferies, whose access to external financing is important to its day to day operations. Ratings issued by bond rating agencies, subject to change at any time, are as follows:

	Rating	Outlook
Moody’s Investors Service	Ba1	Rating Under Review
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB	Stable
We target specific concentration, leverage and liquidity principles, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.
Concentration Target: As a diversification measure, we limit cash investments such that our single largest investment does not exceed 20% of equity excluding Jefferies, and that our next largest investment does not exceed 10% of equity excluding Jefferies, in each case measured at the time the investment was made. National Beef is our largest investment and HRG is our next largest investment. There were no investments made during the year that approached 10% of equity excluding Jefferies.

Liquidity Target: We hold a liquidity reserve calculated as a minimum of twenty-four months of holding company expenses (excluding non-cash components), parent company interest and dividends. Maturities of parent company debt within the upcoming year are also included in the target; however, our next maturity is during 2023 so there is no current inclusion.

December 31, 2017
Liquidity reserve (in thousands):
Minimum reserve under liquidity target	$544,600
Actual liquidity	$1,325,384

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies) assuming the loss of our two largest investments.

	December 31, 2017
Leverage target (dollars in thousands):
Total Leucadia National Corporation shareholders' equity	$10,105,957
Less, investment in Jefferies	(5,643,916)
Equity excluding Jefferies	4,462,041
Less, our two largest investments:
National Beef	(517,079)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,469,362
Less, net deferred tax asset excluding Jefferies amount	(530,857)
Equity in a stressed scenario less net deferred tax asset	$2,938,505

Parent company debt (see Note 15 to our consolidated financial statements)	$989,021
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.29	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.34	x
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
Net cash of $1,072.8 million and $608.8 million, respectively, was provided by operating activities in 2017 and 2016 and net cash of $761.8 million was used for operating activities in 2015.

•
Jefferies generated funds of $762.5 million during 2017 and used funds of $132.1 million and $294.5 million during 2016 and 2015, respectively. Included in these amounts are distributions received from associated companies of $21.0 million during 2017, $38.2 million during 2016 and $76.7 million during 2015.

•	National Beef generated funds of $553.8 million, $484.8 million and $76.5 million during 2017, 2016 and 2015, respectively.

•
Within our Other Financial Services Businesses and Investments, cash of $124.6 million, $50.0 million and $325.0 million was used during 2017, 2016 and 2015, respectively, to make additional investments in the Leucadia Asset Management platform. During 2016, cash of $257.0 million was generated from our trading portfolio and $170.0 million from our investments in managed funds related to our Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $66.7 million during 2017, $99.9 million during 2016 and $89.4 million during 2015. Cash used for operating activities also includes net cash used of $131.3 million in 2017, $119.8 million in 2016 and $140.2 million in 2015 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•
Within our Other Merchant Banking Businesses and Investments, manufacturing generated funds of $15.7 million in 2017, $35.4 million in 2016 and $31.2 million in 2015. We received distributions from Garcadia, an associated company, of $46.9 million during 2017, $51.4 million during 2016 and $57.3 million during 2015. Net losses related to real estate, property and equipment, and other assets include impairment charges of $10.1 million in 2017, $65.7 million in 2016 and $27.7 million in 2015, primarily related to JETX.

•
Within our Corporate and Other Businesses and Investments, cash of $47.6 million was used to make additional investments in our trading portfolio and $50.0 million was used to make an additional investment in a managed fund during 2017. Net losses related to real estate, property and equipment, and other assets include the write down of a note receivable of $20.0 million related to the sale of a subsidiary in 2012.

•
Our cash used for operating activities also reflects the use of $7.3 million during 2015 by our discontinued operations. Additionally, during 2015, we paid $80.4 million in connection with legal settlements. The change in operating cash flows also reflects greater interest payments during 2017 as compared to 2016 and lower interest payments in 2016 as compared to 2015.

Net cash of $47.3 million and $639.7 million, respectively, was used for investing activities in 2017 and 2016 and net cash of $781.2 million was provided by investing activities in 2015.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies include $72.7 million in 2017, $103.3 million in 2016 and $68.8 million in 2015. Jefferies made loans to and investments in associated companies of $3,161.6 million during 2017, $538.2 million during 2016 and $1,438.7 million during 2015. Jefferies received capital distributions and loan repayments from its associated companies of $3,069.0 million during 2017, $689.2 million during 2016 and $1,384.9 million during 2015. Additionally, Jefferies received proceeds of $173.1 million during 2017 from the sale of its investment in Jefferies LoanCore.

•	Acquisitions of property, equipment and leasehold improvements, and other assets related to National Beef include $70.4 million in 2017, $62.0 million in 2016 and $48.6 million in 2015.

•
Within our Other Financial Services Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets were $1.2 million in 2017, $48.6 million in 2016 and $53.0 million in 2015. Advances on notes, loans and other receivables during 2017 and 2016 primarily relate to real estate projects in 54 Madison and during 2015 include the investment in FXCM ($279.0 million). Collections on notes, loans and other receivables during 2017 and 2016 include $139.1 million and $24.6 million, respectively, related to real estate projects in 54 Madison and $114.9 million and $72.1 million, respectively, related to FXCM. Collections on notes, loans and other receivables during 2015 primarily relate to FXCM. Loans to and investments in associated companies include $31.9 million in HomeFed during 2017, and $62.8 million and $153.5 million, respectively, in 54 Madison during 2017 and 2016, of which $35.9 million and $90.7 million, respectively, of that was contributed by noncontrolling interests. Capital distributions include $25.6 million during 2017 related to 54 Madison.

•
Within our Other Merchant Banking Businesses and Investments, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas production and development businesses. They totaled $47.5 million in 2017, $104.5 million in 2016 and $113.4 million in 2015. Proceeds from sale of subsidiary relates to the sale of Conwed. Collections on notes, loans and other receivables during 2016 include $21.2 million related to our oil and gas production and development businesses. Loans to and investments in associated companies include $32.0 million, $33.3 million and $21.2 million to Linkem during 2017, 2016 and 2015, respectively, $22.5 million to Garcadia in 2016 and $12.5 million, including $0.4 million contributed from the noncontrolling interest, to Golden Queen in 2015. We also received capital distributions and loan repayments from Garcadia of $7.9 million in 2017, $10.2 million in 2016 and $2.8 million in 2015.

•
Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold in 2015 relates to additional consideration received in connection with the 2012 sale of our small Caribbean-based telecommunications provider.

Net cash of $434.8 million and $230.9 million, respectively, was provided by financing activities in 2017 and 2016 and $652.0 million was used for financing activities in 2015.

•
Issuance of debt includes $1,335.4 million during 2017 and $299.8 million during 2016 related to Jefferies. Repayment of debt includes $524.1 million during 2017, $373.2 million during 2016 and $670.0 million during 2015 related to Jefferies. Net change in bank overdrafts of $5.7 million in 2017 and $46.5 million in 2016 related to Jefferies. Net change in other secured financings include payments of $33.5 million and $7.3 million, respectively, during 2017 and 2016 and proceeds of $157.1 million during 2015 related to Jefferies.

•
Issuance of debt for National Beef includes $474.9 million in 2017 of borrowings under its bank credit facility. National Beef reflects repayments of debt of $552.8 million in 2017, $163.7 million in 2016 and $51.7 million in 2015.

•
Within our Other Financial Services Businesses and Investments, issuance of debt includes $277.5 million in 2017, $705.4 million in 2016 and $341.8 million in 2015. Their repayment of debt includes $322.0 million in 2017, $422.5 million in 2016 and $127.3 million in 2015. Net change in other secured financings include proceeds of $34.7 million, $124.0 million and $48.1 million during 2017, 2016 and 2015, respectively, related to Foursight Capital. Contributions from noncontrolling interests include $39.4 million during 2017 and $144.8 million during 2016 related to 54 Madison, and $13.9 million in 2015 related to Leucadia Asset Management.

•
Issuance of debt by our Other Merchant Banking Businesses and Investments includes $7.8 million in 2017, $14.9 million in 2016 and $21.5 million in 2015. Their repayment of debt includes $8.8 million in 2015.

•
At the holding company level, we include repayments of debt during 2015 of $458.6 million on the maturity of our 8.125% Senior Notes. Purchases of common shares for treasury relate to shares purchased in the open market and shares received from participants in our stock compensation plans.

As shown below, at December 31, 2017, our contractual obligations totaled $12,287.7 million.

		Expected Maturity Date (in millions)
Contractual Obligations	Total	2018	2019	2020 and 2021	2022 and 2023	After 2023

Long-term debt	$7,765.3	$1,016.3	$777.7	$891.7	$1,585.4	$3,494.2
Estimated interest expense on debt	3,405.1	392.8	354.4	576.5	436.6	1,644.8
Cattle commitments	101.3	101.3	—	—	—	—
Operating leases, net of sublease income	978.2	85.7	76.6	120.9	116.7	578.3
Other	37.8	28.7	2.0	3.1	3.2	0.8
Total Contractual Obligations	$12,287.7	$1,624.8	$1,210.7	$1,592.2	$2,141.9	$5,718.1
Amounts related to our U.S. pension obligations ($60.5 million) are not included in the above table as the timing of payments is uncertain; however, we do expect to make $8.9 million of contributions to these plans in 2018. For further information, see Note 19 in our consolidated financial statements. In addition, the above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain. Such amounts aggregated $226.4 million at December 31, 2017; for more information, see Note 20 in our consolidated financial statements.
Our U.S. pension obligations relate to frozen defined benefit pension plans, principally the defined benefit plan of WilTel Communications Group, LLC, our former telecommunications subsidiary. When we sold WilTel in 2005, its defined benefit pension plan was not transferred in connection with the sale. At December 31, 2017, we had recorded a liability of $52.8 million in our Consolidated Statement of Financial Condition for WilTel’s unfunded defined benefit pension plan obligation. This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts. Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.
Calculations of pension expense and projected benefit obligations are prepared by actuaries based on assumptions provided by management. These assumptions are reviewed on an annual basis, including assumptions about discount rates, interest credit rates and expected long-term rates of return on plan assets. The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate for the WilTel plan that is representative of the high quality corporate bond market. Holding all other assumptions constant, a 0.25% change in the discount rate would affect pension expense in 2018 by $0.2 million and the benefit obligation by $6.0 million, of which $4.4 million relates to the WilTel plan.
The deferred losses in accumulated other comprehensive income (loss) have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations ($51.3 million at December 31, 2017). These deferred amounts primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates. They are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into pension expense in 2018 is $2.5 million.
The assumed long-term rates of return on plan assets are based on the investment objectives of the plans, which are more fully discussed in Note 19 in our consolidated financial statements.
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
Jefferies actively monitors and evaluates its financial condition and the composition of its assets and liabilities. The overall securities inventory is continually monitored by Jefferies, including the inventory turnover rate, which confirms the liquidity of overall assets. Substantially all of Jefferies trading assets and trading liabilities are valued on a daily basis and Jefferies monitors and employs balance sheet limits for its various businesses. In connection with the government and agency fixed income business and Jefferies role as a primary dealer in these markets, a sizable portion of its securities inventory is comprised of U.S. government and agency securities and other G-7 government securities. For further detail on Jefferies outstanding sovereign exposure, refer to Quantitative and Qualitative Disclosures about Market Risk below.
At December 31, 2017, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 2.1% of total trading assets.
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

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Year Ended December 31, 2017	Year Ended December 31, 2016
Securities purchased under agreements to resell:
Period end	$3,690	$3,862
Month end average	6,195	5,265
Maximum month end	7,814	7,001

Securities sold under agreements to repurchase:
Period end	$8,661	$6,792
Month end average	11,273	11,410
Maximum month end	13,679	16,620
Fluctuations in the balance of Jefferies repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. Additionally, the fluctuations in the balances of Jefferies securities purchased under agreements to resell over the periods presented are influenced in any given period by its clients’ balances and its clients' desires to execute collateralized financing arrangements via the repurchase market or via other financing products. Average balances and period end balances will fluctuate based on market and liquidity conditions and Jefferies considers the fluctuations intraperiod to be typical for the repurchase market.
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

To ensure that Jefferies does not need to liquidate inventory in the event of a funding crisis, Jefferies seeks to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies maintains. Jefferies total long-term capital of $11.2 billion at December 31, 2017 exceeded its cash capital requirements.
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
Sources of Liquidity
Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	December 31, 2017	Average Balance Fourth Quarter 2017 (1)	December 31, 2016
Cash and cash equivalents:
Cash in banks	$2,244,207	$2,358,187	$905,391
Certificates of deposit	—	23,901	25,000
Money market investments	2,920,285	1,693,151	2,599,066
Total cash and cash equivalents	5,164,492	4,075,239	3,529,457

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,031,252	917,719	1,455,398
Other (3)	513,293	551,223	318,646
Total other sources	1,544,545	1,468,942	1,774,044

Total cash and cash equivalents and other liquidity sources	$6,709,037	$5,544,181	$5,303,501

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable. Repurchase financing can be readily obtained for approximately 72.8% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of Jefferies policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies long-term capital. Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	December 31, 2017		December 31, 2016
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$1,718,617	$272,380	$1,815,819	$280,733
Corporate debt securities	2,475,291	57,290	1,818,150	—
U.S. Government, agency and municipal securities	1,954,697	185,481	3,157,737	600,456
Other sovereign obligations	2,050,942	996,421	2,258,035	854,942
Agency mortgage-backed securities (1)	1,742,977	—	1,090,391	—
Loans and other receivables	243,664	—	274,842	—
	$10,186,188	$1,511,572	$10,414,974	$1,736,131

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
Sources of Funding
Secured Financing
Readily available secured funding is used to finance Jefferies financial instruments inventory. The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities. Approximately 74.4% of Jefferies cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory. For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis and the tenor of Jefferies repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies is financing. The weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months.
Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under various banking arrangements. As of December 31, 2017, short-term borrowings which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes, totaled $436.2 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings for Jefferies for 2017 and 2016 were $482.4 million and $399.6 million, respectively.
Jefferies short-term borrowings include an Intraday Credit Facility, whereby the Bank of New York Mellon agrees to make revolving intraday credit advances for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement for its U.S. broker-dealer. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At December 31, 2017, Jefferies was in compliance with all debt covenants under the Intraday Credit Facility.
In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory (“repurchase agreement financing program”). The outstanding amount of the notes issued under the program was $722.1 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at December 31, 2017. All of the notes bear interest at a spread over one month LIBOR. Of the $722.1 million aggregate notes, $164.0 million matures in May 2018, but is currently redeemable at the option of the noteholders; $97.4 million matures in February 2018; $101.3 million matures in July 2018, but is currently redeemable at Jefferies option or the option of the noteholders; $74.4 million matures in July 2018; $125.0 million matures in August 2018, but is currently redeemable at Jefferies option or the option of the noteholders; and $160.0 million matures in November 2018, but is currently redeemable at Jefferies option.
Long-Term Debt
Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at December 31, 2017 is $6.4 billion.  Jefferies long-term debt has a weighted average maturity of approximately seven years. Jefferies next scheduled maturity is the $678.3 million principal amount of 5.125% Senior Notes that mature in April 2018.
Jefferies long-term debt ratings are as follows:

	Rating	Outlook

Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB	Stable
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
In connection with certain OTC derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. The amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $48.5 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.

Net Capital
Jefferies operates a broker-dealer registered with the SEC and member firms of FINRA. Jefferies LLC is subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually-registered U.S. broker-dealer and FCM, is also subject to Rule 1.17 of the CFTC which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. In November 2017, Jefferies Execution Services, Inc. merged with and into Jefferies LLC, with Jefferies LLC as the surviving entity.

Jefferies LLC’s net capital and excess net capital as of December 31, 2017 were $1,418.9 million and $1,330.2 million, respectively.
FINRA is the designated examining authority for Jefferies U.S. broker-dealer and the NFA is the designated self-regulatory organization for Jefferies as an FCM.

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
Off-Balance Sheet Arrangements
As shown below, at December 31, 2017, our commitments and guarantees, substantially all of which related to Jefferies, totaled $35,235.8 million.

		Expected Maturity Date
Commitments and Guarantees	Total	2018	2019	2020 and 2021	2022 and 2023	After 2023
	(In millions)
Equity commitments	$178.2	$33.5	$0.2	$18.7	$—	$125.8
Loan commitments	334.2	277.7	—	56.5	—	—
Mortgage-related and other purchase commitments	177.7	—	177.7	—	—	—
Underwriting commitments	11.0	11.0	—	—	—	—
Forward starting reverse repos	3,211.1	3,211.1	—	—	—	—
Forward starting repos	2,987.9	2,987.9	—	—	—	—
Other unfunded commitments	513.0	218.8	122.9	18.3	153.0	—
Derivative contracts (1):
Non-credit related	27,537.7	24,454.8	2,420.2	150.5	45.9	466.3
Credit related	218.2	—	42.0	20.5	155.7	—
Standby letters of credit	66.8	65.7	—	—	0.6	0.5
Total Commitments and Guarantees	$35,235.8	$31,260.5	$2,763.0	$264.5	$355.2	$592.6
(1) Certain of Jefferies derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 24 in our consolidated financial statements.

We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. As of December 31, 2017, the aggregate amount of commercial paper outstanding was $1.47 billion. This commitment is not included in the table above as the timing of payments, if any, is uncertain.
In the normal course of business Jefferies and certain other subsidiaries engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in the Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in the Consolidated Statements of Financial Condition as Trading assets – Derivative contracts or Trading liabilities – Derivative contracts as applicable.  Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Notes 2, 4 and 5 in our consolidated financial statements.
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At December 31, 2017, we did not have any commitments to purchase assets from our VIEs. For additional information regarding VIEs, see Notes 7 and 9 in our consolidated financial statements.
Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could significantly differ from those estimates. We believe that the following discussion addresses our most critical accounting estimates, which are those that are important to the presentation of our financial condition and results of operations and require our most difficult, subjective and complex judgments.
Income Taxes – We record a valuation allowance to reduce our net deferred tax asset to the amount that is more likely than not to be realized. If in the future we determine that it is more likely than not that we will be able to realize our net deferred tax asset in excess of our recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period. If in the future we were to determine that we would not be able to realize all or part of its recorded net deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period. We are required to consider all available evidence, both positive and negative, and to weigh the evidence when determining whether a valuation allowance is required and the amount of such valuation allowance. Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.
Our estimate of future taxable income considers all available evidence, both positive and negative, about our operating businesses and investments, includes an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and includes all future years that we estimate we will have available NOLs. As discussed further in Note 20, Federal NOLs begin to expire in 2023, with a substantial amount expiring between 2023 and 2025. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible. The current balance of the deferred tax valuation allowance principally reserves for NOLs of certain subsidiaries that are not available to offset income generated by other members of the consolidated tax return group.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that will impact many areas of taxation, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) the introduction of the base erosion anti-abuse tax, a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income; (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of foreign tax credits to reduce U.S. income tax liability; (10) limitations on NOLs generated after December 31, 2017, to 80% of taxable income; (11) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years; and (12) bonus depreciation that will allow for full expensing of qualified property.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. SAB 118 provides a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined: and (3) where a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law prior to the enactment of the Tax Cuts and Jobs Act.

Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in the financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is complex and we continue to assess the impact that various provisions will have on our business.

Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting for the deferred tax asset remeasurements, the transition tax, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. In connection with our initial analysis, we have recorded a discrete tax expense of $450.5 million as a provisional estimate of the impact of the Tax Act during 2017 increasing our effective tax rate by 44.4% to 75.1%. This provisional estimate primarily consists of a $415.0 million expense related to the revaluation of our deferred tax asset and a $35.5 million expense related to the deemed repatriation of foreign earnings.
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
Level 2:       Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments fair values for which have been derived using model inputs that are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.
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
We estimate the fair value of our term loan to FXCM by using valuation models with inputs including management's assumptions concerning the amount and timing of expected cash flows, the loan's implied credit rating and effective yield. We also engaged an independent valuation firm to assist management in estimating the fair value of our equity interest in FXCM in the first quarter of 2017. Our estimate of fair value was based on a discounted cash flow and comparable public company analysis.
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
We recorded impairment charges related to long-lived assets of $10.1 million in 2017, $71.1 million in 2016 and $27.7 million in 2015. The 2017 charge related to the write-downs of JETX's unproved oil and gas properties. In the third quarter of 2017, JETX decided to focus on its other higher returning acreage and as a result JETX wrote off the remaining carrying value of $10.1 million for its Houston County acreage. $56.3 million of the 2016 charge related to write-downs of JETX's unproved oil and gas properties and $7.5 million related to the write-down of JETX assets held for sale to fair value. In the third quarter of 2016, JETX curtailed development of its southern acreage in the East Eagle Ford and its Houston County acreage. As a result, an impairment was recorded for the difference between the carrying value and the estimated net realizable value of the acreage. $20.3 million of the 2015 charge related to JETX's oil and gas properties which were impacted by the decline in oil prices.
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
During 2017, we recorded an impairment charge of $130.2 million related to the write-down to fair value of our equity investment in FXCM. As discussed above, we engaged an independent valuation firm to assist management in estimating the fair value of our equity interest in FXCM in the first quarter of 2017. Our estimate of fair value was based on a discounted cash flow and comparable public company analysis. We concluded based on the regulatory actions, FXCM's restructuring plan described further in Note 4, investor perception and declines in the trading price of Global Brokerage's common shares and convertible debt, that the decline in fair value of our equity interest was other than temporary. As such, we impaired our equity investment in FXCM.
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
An independent valuation specialist was engaged to assist with the valuation process relating to Jefferies for our annual goodwill impairment test as of August 1, 2017. The results of this test indicated the fair value of Jefferies was in excess of the carrying value. However, the valuation methodology is sensitive to comparable company multiples and management's forecasts of future profitability, which comes with a level of uncertainty regarding U.S. and global economic conditions, trading volumes and equity and debt capital market transaction levels. The fair value of our reporting units, including Jefferies, is also impacted by our overall market capitalization. If the future were to differ adversely from these assumptions or there was a sustained decline in our market capitalization, the estimated fair value of Jefferies may decline and result in an impairment.
Intangible Assets – Intangible assets deemed to have finite lives are generally amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in amortizable intangible assets, impairment charges would have to be recorded.
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. Fair value is determined using valuation techniques consistent with what a market participant would use. All of our indefinite-lived intangible assets were recognized in connection with the Jefferies acquisition, which consists of exchange and clearing organization membership interests and registrations. Our annual impairment testing date is as of August 1, 2017.
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

We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control. We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period. For further information, see Note 24 in our consolidated financial statements.

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
As more fully discussed in Note 4 to our consolidated financial statements, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $789.9 million at December 31, 2017. Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $79.0 million. Excluding Jefferies and HRG, Financial instruments owned include corporate equity securities with an aggregate fair value of $659.6 million at December 31, 2017. Assuming a decline of 10% in market prices, the value of these investments would decrease by approximately $66.0 million.
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
Value-at-Risk
Within Jefferies, Value-at-Risk ("VaR") is used as a measurement of market risk using a model that simulates revenue and loss distributions on its trading portfolios by applying historical market changes to the current portfolio. Using the results of this simulation, VaR measures the potential loss in value of its financial instruments due to adverse market movements over a specified time horizon at a given confidence level. Jefferies calculates a one-day VaR using a one year look-back period measured at a 95% confidence level.
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

		Daily VaR (1) Value-at-Risk In Trading Portfolios				Daily VaR (1) Value-at-Risk In Trading Portfolios
(In millions) Risk Categories	VaR at December 31, 2017	Daily VaR for the Year Ended December 31, 2017			VaR at December 31, 2016	Daily VaR for the Year Ended December 31, 2016
		Average	High	Low		Average	High	Low

Interest Rates	$3.38	$5.11	$9.59	$2.63	$5.82	$4.96	$6.99	$3.43
Equity Prices	2.90	5.17	17.20	2.52	6.71	5.42	9.55	2.60
Currency Rates	0.18	0.22	0.65	0.06	0.19	0.41	3.01	0.07
Commodity Prices	0.35	0.73	2.20	0.27	0.51	0.84	2.44	0.31
Diversification Effect (2)	(1.86)	(3.44)	N/A	N/A	(4.79)	(3.72)	N/A	N/A
Firmwide	$4.95	$7.79	$17.55	$4.52	$8.44	$7.91	$11.40	$4.30

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and VaR values for the four risk categories might have occurred on different days during the year.

Average daily VaR slightly declined to $7.79 million for the year ended December 31, 2017 from $7.91 million for the year ended December 31, 2016. The slight decline was due to lower equity, currency rate and commodity price risk, partially offset by an increase in interest rate risk and a lower diversification benefit.
The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During 2017, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at December 31, 2017 (in thousands):

10% Sensitivity

Private investments	$15,464
Corporate debt securities in default	13,755
Trade claims	3,141

VaR also excludes the impact of changes in Jefferies own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $0.7 million at December 31, 2017.

There were 14 days with trading losses out of a total of 252 trading days in 2017.
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
Jefferies employs a Credit Risk Framework, which is responsible for identifying credit risks throughout its operating businesses, establishing counterparty limits and managing and monitoring those credit limits. Jefferies framework includes:

•	defining credit limit guidelines and credit limit approval processes;

•	providing a consistent and integrated credit risk framework across the enterprise;

•	approving counterparties and counterparty limits with parameters set by its Risk Management Committee;

•	negotiating, approving and monitoring credit terms in legal and master documentation;

•	delivering credit limits to all relevant sales and trading desks;

•	maintaining credit reviews for all active and new counterparties;

•	operating a control function for exposure analytics and exception management and reporting;

•	determining the analytical standards and risk parameters for on-going management and monitoring of global credit risk books;

•	actively managing daily exposure, exceptions, and breaches;

•	monitoring daily margin call activity and counterparty performance (in concert with the Margin Department); and

•	setting the minimum global requirements for systems, reports, and technology.
Jefferies Credit Exposures
Credit exposure exists across a wide-range of products, which includes the following:

•	Loans and lending, arising in connection with Jefferies capital markets activities and forward settling traded loans;

•	Securities and margin finance, which represents securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements);

•	OTC derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement, and includes forward settling trades; and

•	Cash and cash equivalents, which include both interest-bearing and non-interest bearing deposits at banks.
Current counterparty credit exposures are summarized in the table below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements.  Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in Jefferies country risk exposure tables below. Of Jefferies counterparty credit exposure at December 31, 2017, excluding cash and cash equivalents, the percentage of exposure from investment grade counterparties increased to 92% from 82% at December 31, 2016, with a majority concentrated in North America.
When comparing Jefferies credit exposure at December 31, 2017 with credit exposure at December 31, 2016, excluding cash and cash equivalents, current exposure increased to approximately $1,353 million from $1,247 million. Counterparty credit exposure increased over the year by 24% from OTC derivatives, primarily driven by investment grade North American banks and broker-
dealers, and by 22% from securities and margin finance, primarily driven by investment grade European banks and broker-dealers. Counterparty credit exposure from Jefferies loans and lending portfolio decreased by 46%, primarily attributed to North American loans.

The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at December 31, 2017 and 2016 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

AAA Range	$—	$—	$6.4	$—	$—	$—	$6.4	$—	$2,924.2	$2,601.8	$2,930.6	$2,601.8
AA Range	47.7	44.0	61.3	87.3	3.8	2.1	112.8	133.4	158.6	37.0	271.4	170.4
A Range	1.2	4.2	603.0	539.2	260.6	214.7	864.8	758.1	1,751.9	814.1	2,616.7	1,572.2
BBB Range	0.5	4.9	232.5	117.3	28.5	9.4	261.5	131.6	152.3	51.2	413.8	182.8
BB or Lower	12.5	100.1	8.1	6.2	16.7	23.8	37.3	130.1	100.6	25.1	137.9	155.2
Unrated	70.1	93.5	—	—	—	—	70.1	93.5	76.9	0.3	147.0	93.8
Total	$132.0	$246.7	$911.3	$750.0	$309.6	$250.0	$1,352.9	$1,246.7	$5,164.5	$3,529.5	$6,517.4	$4,776.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Asia/Latin America/ Other	$3.0	$4.9	$45.8	$16.3	$0.3	$32.7	$49.1	$53.9	$280.7	$165.8	$329.8	$219.7
Europe	1.0	—	403.5	234.4	54.0	20.9	458.5	255.3	540.0	248.0	998.5	503.3
North America	128.0	241.8	462.0	499.3	255.3	196.4	845.3	937.5	4,343.8	3,115.7	5,189.1	4,053.2
Total	$132.0	$246.7	$911.3	$750.0	$309.6	$250.0	$1,352.9	$1,246.7	$5,164.5	$3,529.5	$6,517.4	$4,776.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Asset Managers	$—	$—	$15.9	$39.7	$7.1	$10.9	$23.0	$50.6	$2,920.3	$2,599.5	$2,943.3	$2,650.1
Banks, Broker-dealers	1.7	0.2	620.8	435.9	282.6	170.4	905.1	606.5	2,244.2	930.0	3,149.3	1,536.5
Commodities	—	—	—	—	—	3.3	—	3.3	—	—	—	3.3
Corporates	87.5	204.4	—	—	14.7	18.4	102.2	222.8	—	—	102.2	222.8
Other	42.8	42.1	274.6	274.4	5.2	47.0	322.6	363.5	—	—	322.6	363.5
Total	$132.0	$246.7	$911.3	$750.0	$309.6	$250.0	$1,352.9	$1,246.7	$5,164.5	$3,529.5	$6,517.4	$4,776.2
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
The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which there is net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at December 31, 2017 and 2016 (in millions):

	December 31, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Germany	$493.3	$(396.2)	$98.2	$—	$78.9	$2.1	$181.9	$276.3	$458.2
United Kingdom	634.6	(394.4)	(72.1)	0.7	97.8	26.9	45.0	293.5	338.5
Spain	217.9	(181.3)	7.5	—	—	—	151.6	44.1	195.7
Japan	100.1	(81.3)	4.1	—	25.8	—	136.3	48.7	185.0
Canada	205.3	(164.7)	(128.5)	—	17.3	222.8	7.4	152.2	159.6
Netherlands	315.9	(210.9)	0.9	—	44.1	2.2	—	152.2	152.2
Switzerland	31.0	(16.9)	(1.1)	—	54.3	3.3	4.5	70.6	75.1
Hong Kong	23.0	(25.1)	—	—	1.0	—	58.7	(1.1)	57.6
Australia	50.5	(14.0)	0.3	—	15.0	0.3	4.7	52.1	56.8
Singapore	36.0	(4.2)	—	—	—	—	24.7	31.8	56.5
Total	$2,107.6	$(1,489.0)	$(90.7)	$0.7	$334.2	$257.6	$614.8	$1,120.4	$1,735.2

	December 31, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Germany	$318.9	$(166.4)	$815.3	$—	$86.9	$0.3	$111.9	$1,055.0	$1,166.9
Italy	1,069.8	(844.2)	69.8	—	—	0.2	—	295.6	295.6
France	356.2	(538.4)	419.5	—	24.8	3.4	—	265.5	265.5
United Kingdom	290.1	(136.4)	(12.7)	—	61.0	13.4	37.7	215.4	253.1
Spain	210.4	(151.7)	—	—	—	0.3	50.2	59.0	109.2
Hong Kong	34.0	(30.2)	1.3	—	0.5	—	79.1	5.6	84.7
Switzerland	80.7	(33.6)	12.1	—	11.4	2.2	4.1	72.8	76.9
Ireland	124.4	(61.2)	4.4	—	0.6	—	—	68.2	68.2
Singapore	36.2	(9.6)	3.9	—	—	—	16.1	30.5	46.6
Qatar	15.2	(0.7)	—	—	—	27.1	—	41.6	41.6
Total	$2,535.9	$(1,972.4)	$1,313.6	$—	$185.2	$46.9	$299.1	$2,109.2	$2,408.3
Jefferies' net issuer and counterparty risk exposure to Puerto Rico was $29.7 million, as reflected in our Consolidated Statement of Financial Condition at December 31, 2017, is in connection with its municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $73.8 billion in debt on a voluntary basis. At December 31, 2017, Jefferies had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
Other than our trading portfolio, our financial instrument portfolio is primarily classified as available for sale, and consequently, is recorded at fair value with unrealized gains and losses reflected in equity. Included in our available for sale portfolio are fixed income securities, which comprised approximately 88% of the total available for sale portfolio at December 31, 2017. These fixed income securities are primarily rated “investment grade” or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises. The estimated weighted average remaining life of these fixed income securities was approximately 0.5 years at December 31, 2017. Our fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 2016, fixed income securities comprised approximately 74% of the total portfolio and had an estimated weighted average remaining life of approximately 0.9 years.
Also included in the available for sale portfolio are equity securities, which are recorded at an aggregate fair value of $88.5 million (aggregate cost of $52.6 million) and which comprised approximately 12% of our total available for sale portfolio at December 31, 2017. We evaluate our portfolio for impairment on a quarterly basis.

The following table provides information about our financial instruments used for purposes other than trading that are primarily sensitive to changes in interest rates.
For additional information see Note 8 to our consolidated financial statements.

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Assets:
Available for Sale Fixed Income Securities:
U.S. Government	$552,805	$—	$—	$—	$—	$—	$552,805	$552,805
Weighted-Average Interest Rate	0.28%
Residential mortgage-backed: Rated Investment Grade	$5,519	$4,854	$2,884	$2,218	$1,643	$5,092	$22,210	$22,210
Weighted-Average Interest Rate	3.12%	3.30%	3.06%	3.02%	3.05%	3.11%
Rated Less Than Investment Grade/Not Rated	$2,779	$3,247	$3,139	$706	$583	$1,897	$12,351	$12,351
Weighted-Average Interest Rate	3.20%	3.39%	3.57%	5.24%	5.40%	5.46%
Commercial mortgage-backed:
Rated Investment Grade	$—	$—	$864	$2,003	$—	$—	$2,867	$2,867
Weighted-Average Interest Rate			5.25%	3.55%
Rated Less Than Investment Grade/Not Rated	$—	$3,003	$—	$—	$—	$—	$3,003	$3,003
Weighted-Average Interest Rate		3.28%
Other asset-backed:
Rated Investment Grade	$19,423	$6,691	$4,944	$1,503	$—	$—	$32,561	$32,561
Weighted-Average Interest Rate	3.48%	4.29%	3.63%	3.18%
Rated Less Than Investment Grade/Not Rated	$788	$—	$1,490	$—	$—	$—	$2,278	$2,278
Weighted-Average Interest Rate	4.50%		4.52%

We are also subject to interest rate risk on our long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The following table represents principal cash flows by expected maturity dates for our consolidated long-term debt obligations. For the variable rate borrowings, the weighted-average interest rates are based on implied forward rates in the yield curve at the reporting date.  Our market risk with respect to foreign currency exposure on our long-term debt is also shown below. For additional information, see Note 15 to our consolidated financial statements.

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$678,300	$684,288	$—	$750,000	$25,000	$4,443,909	$6,581,497	$7,076,326
Weighted-Average Interest Rate	5.13%	8.49%		6.88%	3.00%	5.64%
Variable Interest Rate Borrowings	$16,407	$90,919	$125,217	$2,656	$202,746	$42,904	$480,849	$479,996
Weighted-Average Interest Rate	4.84%	3.62%	3.18%	3.96%	4.03%	3.83%
Borrowings with Foreign Currency Exposure	$7,137	$5,947	$594,725	$—	$4,758	$90,398	$702,965	$728,844
Weighted-Average Interest Rate	1.07%	0.67%	2.38%		2.25%	3.75%

Item 8.	Financial Statements and Supplementary Data.
Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2017. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on our assessment and those criteria, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance.
Information with respect to this item will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.
We have a Code of Business Practices, which is applicable to all directors, officers and employees, and is available on our website. We intend to post amendments to or waivers from our Code of Business Practices on our website as required by applicable law.

Item 11.	Executive Compensation.
Information with respect to this item will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information with respect to this item will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information with respect to this item will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information with respect to this item will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

(2)	Financial Statement Schedules.
Schedule I - Condensed Financial Information of Leucadia National Corporation (Parent Company Only) at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

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

3.9
Amended and Restated By-laws of Leucadia National Corporation (effective February 23, 2017) (filed as Exhibit 3.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).*

4.1	The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

10.31	1999 Stock Option Plan as Amended and Restated (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-169377)).* +

10.32	Form of Grant Letter for the 1999 Stock Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2012 (the “February 24, 2012 8-K”)).* +

10.33	Leucadia National Corporation 2003 Incentive Compensation Plan (filed as Appendix I to the Company’s Proxy Statement dated June 27, 2013 (the “2013 Proxy Statement”)).* +

10.34	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2013).* +

10.35	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2013).* +

10.36	Leucadia National Corporation 1999 Directors’ Stock Compensation Plan (filed as Appendix II to the 2013 Proxy Statement).* +

10.37	Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the 2003 10-K).* +

10.38
Amendment No. 1, dated as of May 16, 2006, to the Amended and Restated Shareholders Agreement dated as of June 30, 2003, by and among Ian M. Cumming, Joseph S. Steinberg and the Company (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).* +

10.39	Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg (filed as Exhibit 10.38 to the 2005 10-K).* +

10.40	Compensation Information Concerning Non-Employee Directors (incorporated by reference to page 17 of the Company’s Proxy Statement dated April 18, 2017).* +

10.41	First Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, dated as of December 30, 2011 (filed as Exhibit 10.1 to the December 30, 2011 8-K).*

10.42	Cattle Purchase and Sale Agreement by and between National Beef Packing Company, LLC and U.S. Premium Beef, LLC, dated as of December 30, 2011 (filed as Exhibit 10.6 to the December 30, 2011 8-K).*

10.43	Summary of executive bonus compensation (filed in the Company's Current Report on Form 8-K dated January 24, 2018).* +
10.44	Summary of executive bonus compensation (filed in the Company’s Current Report on Form 8-K dated January 24, 2017).* +

10.45	Summary of executive compensation for Richard B. Handler and Brian P. Friedman (filed in the Company's Current Report on Form 8-K dated December 28, 2017).* +
10.46	Summary of executive compensation for Richard B. Handler and Brian P. Friedman (filed in the Company’s Current Report on Form 8-K dated December 22, 2016).* +

10.47	Summary of executive compensation for Richard B. Handler and Brian P. Friedman (filed in the Company's Current Report on Form 8-K dated February 19, 2016).* +

10.48	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K).*

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

23.1
Consent of Deloitte & Touche LLP. with respect to the incorporation by reference into the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318) and Form S-3ASR (No. 333-214759).

23.2
Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company’s Registration Statements on Form S-8 (No. 333-169377), Form S-8 (No. 333-51494), Form S-8 (No. 333-143770), Form S-8 (No. 333-185318) and Form S-3ASR (No. 333-214759).

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

101
Financial statements from the Annual Report on Form 10-K of Leucadia National Corporation for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) the Notes to Consolidated Financial Statements and (vii) the Financial Statement Schedule.

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

LEUCADIA NATIONAL CORPORATION

Date: February 26, 2018	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

February 26, 2018	By:	/s/ Joseph S. Steinberg	Chairman of the Board
Joseph S. Steinberg

February 26, 2018	By:	/s/ Richard B. Handler	Chief Executive Officer and Director
		Richard B. Handler	(Principal Executive Officer)

February 26, 2018	By:	/s/ Brian P. Friedman	President and Director
Brian P. Friedman

February 26, 2018	By:	/s/ Teresa S. Gendron	Vice President and Chief Financial Officer
		Teresa S. Gendron	(Principal Financial Officer)

February 26, 2018	By:	/s/ John M. Dalton	Vice President and Controller
		John M. Dalton	(Principal Accounting Officer)

February 26, 2018	By:	/s/ Linda L. Adamany	Director
Linda L. Adamany

February 26, 2018	By:	/s/ Robert D. Beyer	Director
Robert D. Beyer

February 26, 2018	By:	/s/ Francisco L. Borges	Director
Francisco L. Borges

February 26, 2018	By:	/s/ W. Patrick Campbell	Director
W. Patrick Campbell

February 26, 2018	By:	/s/ Robert E. Joyal	Director
Robert E. Joyal

February 26, 2018	By:	/s/ Jeffrey C. Keil	Director
Jeffrey C. Keil

February 26, 2018	By:	/s/ Michael T. O’Kane	Director
Michael T. O’Kane

February 26, 2018	By:	/s/ Stuart H. Reese	Director
Stuart H. Reese

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Leucadia National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Leucadia National Corporation and subsidiaries (the "Company") as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for the year ended December 31, 2017, and the related notes and schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
February 26, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Leucadia National Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Leucadia National Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 26, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York
February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Leucadia National Corporation:

In our opinion, the consolidated statement of financial condition as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Leucadia National Corporation and its subsidiaries (the “Company”) as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of December 31, 2016 and for each of the two years in the period ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 27, 2017

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2017 and 2016
(Dollars in thousands, except par value)

	2017	2016
ASSETS
Cash and cash equivalents	$5,275,480	$3,807,558
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	578,014	857,337
Financial instruments owned, including securities pledged of $10,842,051 and $9,706,881:
Trading assets, at fair value	15,512,730	14,985,237
Available for sale securities	716,561	301,049
Total financial instruments owned	16,229,291	15,286,286
Investments in managed funds	569,946	515,318
Loans to and investments in associated companies	2,066,829	2,125,098
Securities borrowed	7,721,803	7,743,562
Securities purchased under agreements to resell	3,689,559	3,862,488
Receivables	5,419,015	4,425,178
Property, equipment and leasehold improvements, net	750,403	709,242
Intangible assets, net and goodwill	2,463,180	2,513,678
Deferred tax asset, net	743,811	1,461,815
Assets held for sale	—	128,083
Other assets	1,661,777	1,635,664
Total assets (1)	$47,169,108	$45,071,307

LIABILITIES
Short-term borrowings	$436,215	$525,842
Trading liabilities, at fair value	8,454,965	8,388,619
Securities loaned	2,843,911	2,819,132
Securities sold under agreements to repurchase	8,660,511	6,791,676
Other secured financings	1,029,485	1,026,429
Payables, expense accruals and other liabilities	7,167,666	7,373,708
Long-term debt	7,885,783	7,380,443
Total liabilities (1)	36,478,536	34,305,849

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	426,593	336,809
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 356,227,038 and 359,425,061 shares issued and outstanding, after deducting 60,165,980 and 56,947,654 shares held in treasury	356,227	359,425
Additional paid-in capital	4,676,038	4,812,587
Accumulated other comprehensive income	372,724	310,697
Retained earnings	4,700,968	4,645,391
Total Leucadia National Corporation shareholders’ equity	10,105,957	10,128,100
Noncontrolling interests	33,022	175,549
Total equity	10,138,979	10,303,649

Total	$47,169,108	$45,071,307
(1) Total assets include assets related to variable interest entities of $382.9 million and $815.8 million at December 31, 2017 and 2016, respectively, and Total liabilities include liabilities related to variable interest entities of $1,031.0 million and $1,284.7 million at December 31, 2017 and 2016, respectively. See Note 9 for additional information related to variable interest entities.

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2017, 2016 and 2015
(In thousands, except per share amounts)

	2017	2016	2015

Revenues:
Beef processing services	$7,353,663	$7,021,902	$7,396,869
Commissions	593,257	611,574	659,002
Principal transactions	931,576	603,822	642,824
Investment banking	1,764,285	1,193,973	1,417,807
Interest income	993,537	926,255	955,240
Net realized securities gains	23,028	29,542	62,957
Other	748,508	488,186	549,228
Total revenues	12,407,854	10,875,254	11,683,927
Interest expense of Jefferies	971,461	812,637	797,469
Net revenues	11,436,393	10,062,617	10,886,458

Expenses:
Cost of sales	7,045,007	6,850,807	7,677,233
Compensation and benefits	1,993,776	1,730,585	1,665,465
Floor brokerage and clearing fees	174,506	167,205	199,780
Interest	107,859	108,703	115,804
Depreciation and amortization	208,910	211,593	224,133
Selling, general and other expenses	817,620	831,892	757,788
	10,347,678	9,900,785	10,640,203
Income from continuing operations before income taxes and income (loss) related to associated companies	1,088,715	161,832	246,255
Income (loss) related to associated companies	(74,901)	154,598	110,281
Income from continuing operations before income taxes	1,013,814	316,430	356,536
Income tax provision	760,967	122,109	109,947
Income from continuing operations	252,847	194,321	246,589
Income from discontinued operations, net of income tax provision of $0, $0 and $231	—	—	429
Gain on disposal of discontinued operations, net of income tax provision of $0, $0 and $2,743	—	—	5,093
Net income	252,847	194,321	252,111
Net loss attributable to the noncontrolling interests	3,455	1,426	4,996
Net (income) loss attributable to the redeemable noncontrolling interests	(84,576)	(65,746)	26,543
Preferred stock dividends	(4,375)	(4,063)	(4,063)
Net income attributable to Leucadia National Corporation common shareholders	$167,351	$125,938	$279,587
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the years ended December 31, 2017, 2016 and 2015
(In thousands, except per share amounts)

	2017	2016	2015

Basic earnings per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.45	$0.34	$0.73
Income from discontinued operations	—	—	—
Gain on disposal of discontinued operations	—	—	0.01
Net income	$0.45	$0.34	$0.74

Diluted earnings per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.45	$0.34	$0.73
Income from discontinued operations	—	—	—
Gain on disposal of discontinued operations	—	—	0.01
Net income	$0.45	$0.34	$0.74

Amounts attributable to Leucadia National Corporation common shareholders:
Income from continuing operations, net of taxes	$167,351	$125,938	$274,065
Income from discontinued operations, net of taxes	—	—	429
Gain on disposal of discontinued operations, net of taxes	—	—	5,093
Net income	$167,351	$125,938	$279,587

Dividends per common share	$0.325	$0.250	$0.250

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015

Net income	$252,847	$194,321	$252,111
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $3,450, $2,262 and $(5,029)	5,923	3,900	(9,057)
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $124, $2 and $6,068	(212)	(4)	(10,930)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $3,326, $2,260 and $(11,097)	5,711	3,896	(19,987)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $14,616, $(3,530) and $(5,174)	78,493	(121,581)	(36,477)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $1,086, $0 and $0	5,310	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $13,530, $(3,530) and $(5,174)	83,803	(121,581)	(36,477)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(13,215), $(4,251) and $0	(21,394)	(6,494)	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(13,215), $(4,251) and $0	(21,394)	(6,494)	—

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $(593), $0 and $0	(936)	—	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $(593), $0 and $0	(936)	—	—

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $2,018, $(2,516) and $7,152	3,526	(5,451)	17,073
Less: reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(2,042), $(700) and $(17,159)	517	1,534	31,102
Net change in pension liability benefits, net of income tax provision (benefit) of $4,060, $(1,816) and $24,311	4,043	(3,917)	48,175

Other comprehensive income (loss), net of income taxes	71,227	(128,096)	(8,289)

Comprehensive income	324,074	66,225	243,822
Comprehensive loss attributable to the noncontrolling interests	3,455	1,426	4,996
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	(84,576)	(65,746)	26,543
Preferred stock dividends	(4,375)	(4,063)	(4,063)

Comprehensive income (loss) attributable to Leucadia National Corporation common shareholders	$238,578	$(2,158)	$271,298

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net cash flows from operating activities:
Net income	$252,847	$194,321	$252,111
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision	712,055	118,631	134,016
Depreciation and amortization of property, equipment and leasehold improvements	146,179	144,116	164,067
Other amortization	17,860	22,673	8,006
Share-based compensation	48,384	33,597	74,087
Provision for doubtful accounts	45,868	34,252	20,168
Net securities gains	(23,028)	(29,542)	(62,957)
Income related to associated companies	(34,494)	(171,782)	(185,998)
Distributions from associated companies	143,286	191,455	223,658
Net losses related to property and equipment, and other assets	31,670	83,053	29,776
Gain on sale of subsidiaries	(179,605)	—	—
Gain on disposal of discontinued operations	—	—	(7,836)
Change in estimated litigation reserve	—	—	(96,500)
Net change in:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	280,703	(107,771)	2,691,028
Trading assets	(596,780)	2,687,399	1,380,230
Investments in managed funds	(52,897)	75,144	(295,342)
Securities borrowed	50,660	(805,779)	(127,060)
Securities purchased under agreements to resell	234,740	(112,777)	56,377
Receivables from brokers, dealers and clearing organizations	(555,109)	(488,623)	551,021
Receivables from customers of securities operations	(732,344)	340,690	58,233
Other receivables	(248,217)	(162,748)	(145,634)
Other assets	2,987	(283,234)	83,414
Trading liabilities	(25,663)	1,727,698	(2,011,277)
Securities loaned	381	(122,946)	420,929
Securities sold under agreements to repurchase	1,838,793	(3,144,433)	(688,355)
Payables to brokers, dealers and clearing organizations	(1,079,516)	569,246	486,841
Payables to customers of securities operations	366,721	(483,188)	(3,455,080)
Trade payables, expense accruals and other liabilities	427,115	361,295	(225,711)
Other	236	(61,900)	(93,967)
Net cash provided by (used for) operating activities	1,072,832	608,847	(761,755)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(193,473)	(318,678)	(295,894)
Proceeds from disposals of property and equipment, and other assets	30,833	62,463	22,820
Proceeds from sale of subsidiary, net of expenses and cash of operations sold	289,767	—	—
Proceeds from disposal of discontinued operations, net of expenses and cash of operations sold	—	—	5,842
Acquisitions, net of cash acquired	—	(9,673)	—
Advances on notes, loans and other receivables	(39,953)	(342,281)	(420,219)
Collections on notes, loans and other receivables	270,689	121,825	153,004
Loans to and investments in associated companies	(3,305,791)	(763,528)	(1,492,060)
Capital distributions and loan repayment from associated companies	3,106,423	703,108	1,389,262
Proceeds from sale of associated companies	173,105	—	—
Deconsolidation of subsidiary entities	(21,129)	(326)	(16,512)
Purchases of investments (other than short-term)	(1,146,595)	(739,298)	(873,831)
Proceeds from maturities of investments	344,223	162,393	379,629
Proceeds from sales of investments	443,300	483,360	1,931,656
Other	1,339	978	(2,532)
Net cash provided by (used for) investing activities	(47,262)	(639,657)	781,165
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$2,095,559	$1,020,050	$363,595
Other changes in short-term borrowings, net	23,324	204,882	298,659
Repayment of debt	(1,401,104)	(962,515)	(1,316,494)
Net change in other secured financings	1,248	116,702	205,231
Net change in bank overdrafts	(5,650)	(46,536)	—
Issuance of common shares	1,501	1,062	1,223
Net contributions from (distributions to) redeemable noncontrolling interests	(90,233)	(52,889)	5,165
Distributions to noncontrolling interests	(12,031)	(18,544)	(7,277)
Contributions from noncontrolling interests	40,072	154,522	15,469
Purchase of common shares for treasury	(100,477)	(95,020)	(125,754)
Dividends paid	(117,407)	(91,296)	(92,550)
Other	(1)	488	750
Net cash provided by (used for) financing activities	434,801	230,906	(651,983)

Effect of foreign exchange rate changes on cash	10,687	(25,980)	(5,554)

Change in cash classified as assets held for sale	(3,136)	(5,206)	—

Net increase (decrease) in cash and cash equivalents	1,467,922	168,910	(638,127)

Cash and cash equivalents at January 1,	3,807,558	3,638,648	4,276,775

Cash and cash equivalents at December 31,	$5,275,480	$3,807,558	$3,638,648

The accompanying notes are an integral part of these consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2017, 2016 and 2015
(In thousands, except par value and per share amounts)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Non-controlling Interests	Total

Balance, January 1, 2015	$367,499	$5,059,508	$447,082	$4,428,069	$10,302,158	$67,864	$10,370,022
Net income				279,587	279,587	(4,996)	274,591
Other comprehensive loss, net of taxes			(8,289)		(8,289)		(8,289)
Contributions from noncontrolling interests					—	16,189	16,189
Distributions to noncontrolling interests					—	(7,277)	(7,277)
Deconsolidation of asset management entities					—	(8,193)	(8,193)
Change in interest in consolidated subsidiary		(1,092)			(1,092)	1,092	—
Share-based compensation expense		74,087			74,087		74,087
Change in fair value of redeemable noncontrolling interests		(26,325)			(26,325)		(26,325)
Purchase of common shares for treasury	(5,953)	(119,801)			(125,754)		(125,754)
Dividends ($.25 per common share)				(94,674)	(94,674)		(94,674)
Other	1,071	442			1,513		1,513

Balance, December 31, 2015	362,617	4,986,819	438,793	4,612,982	10,401,211	64,679	10,465,890
Net income				125,938	125,938	(1,426)	124,512
Other comprehensive loss, net of taxes			(128,096)		(128,096)		(128,096)
Contributions from noncontrolling interests					—	154,522	154,522
Distributions to noncontrolling interests					—	(18,544)	(18,544)
Deconsolidation of asset management entities					—	(9,709)	(9,709)
Change in interest in consolidated subsidiary		(261)			(261)	261	—
Reclassification to redeemable noncontrolling interest					—	(14,234)	(14,234)
Share-based compensation expense		33,597			33,597		33,597
Change in fair value of redeemable noncontrolling interests		(115,963)			(115,963)		(115,963)
Purchase of common shares for treasury	(5,434)	(89,586)			(95,020)		(95,020)
Dividends ($.25 per common share)				(93,529)	(93,529)		(93,529)
Other	2,242	(2,019)			223		223

Balance, December 31, 2016	359,425	4,812,587	310,697	4,645,391	10,128,100	175,549	10,303,649
Net income				167,351	167,351	(3,455)	163,896
Other comprehensive income, net of taxes			71,227		71,227		71,227
Reclassification of tax effects from accumulated other comprehensive income			(9,200)	9,200	—		—
Contributions from noncontrolling interests					—	40,072	40,072
Distributions to noncontrolling interests					—	(12,031)	(12,031)
Deconsolidation of real estate entity					—	(167,163)	(167,163)
Share-based compensation expense		48,384			48,384		48,384
Change in fair value of redeemable noncontrolling interests		(94,937)			(94,937)		(94,937)
Purchase of common shares for treasury	(4,024)	(96,453)			(100,477)		(100,477)
Dividends ($.325 per common share)				(120,974)	(120,974)		(120,974)
Other	826	6,457			7,283	50	7,333

Balance, December 31, 2017	$356,227	$4,676,038	$372,724	$4,700,968	$10,105,957	$33,022	$10,138,979

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

Our financial services businesses and investments include Jefferies (investment banking and capital markets), Leucadia Asset Management (asset management), Berkadia (commercial mortgage banking, investment sales and servicing), HomeFed (real estate company), FXCM (provider of online foreign exchange trading services) and Foursight Capital (vehicle finance). We also own and have investments in a diverse array of other businesses, including National Beef (beef processing), HRG Group ("HRG") (consumer products), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy), Vitesse Energy and JETX Energy (oil and gas production and development), Idaho Timber (manufacturing) and Golden Queen (gold and silver mining). The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.

Jefferies is the largest independent U.S. headquartered global full-service, integrated securities and investment banking firm. In March 2013, Jefferies became an indirect wholly-owned subsidiary of Leucadia, yet retains a separate credit rating and continues to be a separate SEC reporting company.  Through Jefferies, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), our joint venture with Massachusetts Mutual Life Insurance Company.  Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans. Through Jefferies, we also owned a 48.5% voting interest in Jefferies LoanCore, LLC ("Jefferies LoanCore"), a joint venture with the Government of Singapore Investment Corporation, the Canadian Pension Plan Investment Board and LoanCore, LLC. Jefferies LoanCore originates, purchases and securitizes commercial real estate loans throughout the U.S. On October 31, 2017, Jefferies sold all of its membership interests in Jefferies LoanCore for approximately $173.1 million, the estimated book value as of October 31, 2017. In addition, Jefferies may be entitled to additional cash consideration over the next five years in the event Jefferies LoanCore's yearly return on equity exceeds certain thresholds.

Jefferies has a November 30th year-end, which it retains for standalone reporting purposes. We reflect Jefferies in our consolidated financial statements utilizing a one month lag. We have reviewed Jefferies business and internal operating results for the month of December 2017 for the purpose of evaluating whether financial statement disclosures or adjustments are required in this Annual Report on Form 10-K, and we have concluded that, other than the effects of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), no additional disclosures or adjustments are warranted. See Note 20 to our consolidated financial statements for additional information.

Leucadia Asset Management ("LAM") supports and develops focused alternative asset management businesses led by distinct management teams. These include Folger Hill Asset Management LLC ("Folger Hill"), a multi-manager discretionary long/short equity hedge fund platform; Topwater Capital, a first-loss product; CoreCommodity Management LLC, an asset manager that focuses on commodities strategies; Tenacis Capital, a systematic macro investment platform; Lake Hill, an electronic trader in listed options and futures across asset classes; as well as several other smaller businesses. In addition, several investment management businesses, including Jefferies Strategic Investments Division, operate under Jefferies and are included under our marketing of the LAM platform.

Berkadia Commercial Mortgage LLC ("Berkadia"), our 50-50 equity method joint venture with Berkshire Hathaway Inc., provides capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial properties.

We own an approximate 70% equity method interest of HomeFed, which owns and develops residential and mixed use real estate properties. We have contractually agreed to limit our voting rights to 45% of HomeFed's total voting securities voting on any matter. HomeFed is a public company traded on the NASD OTC Bulletin Board.

Our investment in FXCM Group, LLC ("FXCM") and associated companies consist of a senior secured term loan due January 2019, ($69.9 million principal outstanding at December 31, 2017); a 50% voting interest in FXCM and up to 75% of all distributions. FXCM's six-member board is comprised of three directors appointed by Leucadia and three directors appointed by Global Brokerage

Holdings, LLC ("Global Brokerage Holdings"). See Notes 4 and 10 to our consolidated financial statements for additional information.

We own 100% of Foursight Capital, an auto loan originator and servicer, and 85% of Chrome Capital, which owns and manages a portfolio of leases on used Harley-Davidson motorcycles and is in the process of winding down.

We own 78.9% of National Beef Packing Company. National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. National Beef operates two beef processing facilities, three consumer-ready processing facilities and a wet blue tanning facility, all located in the U.S. National Beef operates one of the largest wet blue tanning facilities in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. National Beef owns Kansas City Steak Company, LLC, which sells portioned beef and other products directly to customers through the internet, direct mail and direct response television. National Beef also owns a refrigerated and livestock transportation and logistics company that provides transportation services for National Beef and third parties.

We own approximately 23% of HRG Group, Inc. ("HRG"), a publicly traded company (NYSE: HRG), and we reflect this investment at fair value based on quoted market prices. HRG primarily owns approximately 59% of Spectrum Brands, a publicly traded (NYSE: SPB) global consumer products company. HRG sold its approximate 80% interest in Fidelity & Guaranty Life, a life insurance and annuity products company and 100% interest in Front Street, a long-term reinsurance company to CF Corporation in the fourth quarter of 2017.

Garcadia is an equity method joint venture that owns and operates 28 automobile dealerships in California, Texas, Iowa and Michigan. We own approximately 75% of Garcadia and have board representation and votes equal to the other member of the joint venture.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 53% of Linkem's common equity at December 31, 2017. Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

Vitesse Energy, LLC ("Vitesse") is our 96% owned consolidated subsidiary that acquires and develops non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota and Montana as well as the Denver-Julesburg Basin in Wyoming. JETX Energy, LLC ("JETX"), formerly Juneau Energy, LLC, is our 98% owned consolidated subsidiary that engages in the development and production of oil and gas from onshore, unconventional resource areas. JETX currently has non-operated working interests and acreage in east Texas.

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

Conwed Plastics ("Conwed") was our consolidated subsidiary that manufactured and marketed lightweight plastic netting used for building and construction, erosion and sediment control, packaging, agricultural purposes, carpet padding, filtration, consumer products and other purposes. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE:SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. We recognized a $178.2 million pre-tax gain (net of working capital adjustments) on the sale of Conwed in Other revenues during the year ended December 31, 2017.

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
Principal Transactions.  Trading assets and trading liabilities (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transaction revenues in the Consolidated Statements of Operations, except for derivatives accounted for as hedges (see Hedge Accounting section, herein and Note 5). Fees received on loans carried at fair value are also recorded within Principal transaction revenues.
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
Interest Revenue and Expense.  Interest expense that is deducted from Revenues to arrive at Net revenues is related to Jefferies operations. Contractual interest on Trading assets and Trading liabilities is recognized on an accrual basis as a component of Interest income and Interest expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Operations rather than as a component of interest income or expense. Interest on short- and long-term borrowings is recorded on an accrual basis, except for those for which we have elected the fair value option, as Interest expense. Discounts/premiums arising on long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. Interest revenue related to Securities borrowed and Securities purchased under agreements to resell activities and interest expense related to Securities loaned and Securities sold under agreements to repurchase activities are recognized on an accrual basis.
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

For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative and the change in fair value of the long-term debt provide offset of one another, and together with any resulting ineffectiveness, are recorded in Interest expense. See Note 5 for further information.
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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date. Valuation adjustments and block discounts are not applied to Level 1 instruments.

Level 2:
Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments fair values for which have been derived using model inputs that are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

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
Investments in Managed Funds
Investments in managed funds include our investments in funds managed by us and our investments in related party managed funds. Investments in nonconsolidated managed funds are accounted for at fair value based on the net asset value (“NAV”) of the funds provided by the fund managers with gains or losses included in the Consolidated Statements of Operations.
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
Receivables
At December 31, 2017 and 2016, Receivables include receivables from brokers, dealers and clearing organizations of $2,635.2 million and $2,062.9 million, respectively, and receivables from customers of securities operations of $1,563.8 million and $843.1 million, respectively.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively "repos") are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. Jefferies earns and incurs interest over the term of the repo, which is reflected in Interest revenue and Interest expense in the Consolidated Statements of Operations on an accrual basis. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis-by counterparty, where permitted by GAAP. The fair value of the underlying securities is monitored daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.
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

In 2015, we recorded impairment charges in Selling, general and other expenses of $27.7 million, primarily related to a $20.3 million impairment at JETX and an impairment charge related to National Beef's Brawley plant of $4.7 million. For the oil and gas impairment test related to proved properties, we compare expected undiscounted future net cash flows to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows are lower than the unamortized capital cost, we reduce the capitalized cost to fair market value. We used a third party reserve report in which the cash flows were calculated using West Texas Intermediate (oil) and Henry Hub (gas) NYMEX futures prices as of December 31, 2015. For one of our oil fields, the future undiscounted net cash flows were lower than the unamortized capital cost and as a result, we wrote off the total capital cost.
In 2016, JETX recorded impairment charges in Selling, general and other expenses of $56.3 million related to write-downs of unproved oil and gas properties. JETX assesses its unproved oil and gas properties for impairment based on remaining lease terms, drilling results or future plans to develop acreage and they record impairment expense for any decline in value. In the third quarter of 2016, JETX curtailed development of both its southern acreage in the East Eagle Ford and its Houston County acreage. As a result, an impairment was recorded for the difference between the carrying value and the estimated net realizable value of the acreage.
In 2017, JETX decided to focus on its other higher returning acreage and as a result wrote off the remaining carrying value for its Houston County acreage. JETX recorded an impairment charge of $10.1 million in Selling, general and other expenses in the third quarter of 2017 related to the write-down of unproved oil and gas properties.
Substantially all of our operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. In recent years, general economic conditions reduced the demand for products or services sold by our operating subsidiaries and/or resulted in reduced pricing for products or services. A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by our operations and investments. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets, property and equipment and other long-lived assets (for example, Jefferies, National Beef, manufacturing, oil and gas production and development and certain associated company investments), impairment charges would have to be recorded.
Intangible Assets, Net and Goodwill
Intangible Assets.  Intangible assets deemed to have finite lives are generally amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in amortizable intangible assets, impairment charges would have to be recorded.
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
Inventories and Cost of Sales
National Beef’s inventories consist primarily of beef products, beef by-products and supplies, and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.
Manufacturing inventories are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method. Manufacturing cost of sales principally includes product and manufacturing costs, inbound and outbound shipping costs and handling costs.
National Beef and manufacturing inventories are classified as Other assets in the Consolidated Statements of Financial Condition.
Payables, expense accruals and other liabilities
At December 31, 2017 and 2016, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,228.9 million and $3,290.4 million, respectively, and payables to customers of securities operations of $2,664.0 million and $2,297.3 million, respectively.
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

Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated to U.S. dollars using the currency exchange rates at the end of the relevant period. Revenues and expenses are translated at average exchange rates during the period. The effects of exchange rate changes on the translation of the balance sheets, net of hedging gains or losses and taxes, if any, are included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) and classified as Accumulated other comprehensive income in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. Gains or losses resulting from Jefferies foreign currency transactions are included in Principal transactions in the Consolidated Statements of Operations.
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
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earnings per share. Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, we calculate basic and diluted earnings per share under the two-class method. RSUs granted under the senior executive compensation plan are not considered participating securities as the rights to dividend equivalents are forfeitable. See Note 17 for more information regarding the senior executive compensation plan.
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
Supplemental Cash Flow Information

	For the Year ended December 31,
	2017	2016	2015
	(In thousands)
Cash paid during the year for:
Interest	$1,120,191	$957,140	$980,266
Income tax payments (refunds), net	$15,361	$(13,738)	$510
During 2017, non-cash investing activities related to the deconsolidation of 54 Madison include an increase in Loans to and investments in associated companies of $123.0 million, and corresponding decreases in Total assets of $612.9 million, Total liabilities of $330.5 million and Noncontrolling interests of $167.2 million. For additional information regarding the deconsolidation of 54 Madison, see Note 10.
During the year ended December 31, 2016, we had $334.5 million in non-cash investing activities related to the transfer of the investment in FXCM from Trading assets to Loans to and investments in associated companies.
Note 3.  Accounting Developments
Accounting Developments - Adopted Accounting Standards

Share-Based Payments to Employees. In January 2017, we adopted the Financial Accounting Standards Board's ("FASB") new guidance that simplifies and improves accounting for share-based payments. The amendments include the recognition of all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations and changes to the timing of recognition of excess tax benefits, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The adoption of this guidance did not have a significant impact on our consolidated financial statements. We elected to account for forfeitures as they occur, which results in dividends and dividend equivalents originally charged against retained earnings for forfeited shares to be reclassified to compensation expense in the period in which the forfeiture occurs.

Income Statement - Reporting Comprehensive Income. In February 2018, the FASB issued new guidance that allows companies the option to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. This will eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Act and would improve the usefulness of information reported to financial statement users. The Company uses the portfolio approach relating to the release of stranded tax effects. Under the portfolio approach, the net unrealized gains or losses recorded in accumulated other comprehensive income would be eliminated only on the date the entire portfolio of available for sale securities is sold or otherwise disposed of. The guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. We adopted this guidance as of December 31, 2017 and elected to make the reclassification, resulting in a reclassification adjustment of $9.2 million.

Accounting Developments - Accounting Standards to be Adopted in Future Periods

Revenue Recognition.  In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective for interim and annual periods beginning after December 15, 2017. We have adopted the new guidance as of January 1, 2018 using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings of approximately $8 million. Our implementation efforts included the identification of revenue streams within the scope of the guidance, the evaluation of certain revenue contracts and education and discussion with our consolidated subsidiaries. Based on our assessment, the impact of the adoption of the new guidance does not have a material impact on our consolidated financial statements. The below focuses on our two largest consolidated subsidiaries, whose combined revenues comprise more than 92% of our Net revenues in the Consolidated Statements of Operations for the year ended December 31, 2017.

For Jefferies, as the new revenue recognition guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, and as a result, did not have an impact on the elements of its revenues most closely associated with financial instruments, including Principal transaction revenues, Interest income and Interest expense. The new revenue standard primarily impacts the following of Jefferies revenue recognition and presentation accounting policies:

• Investment Banking Revenues. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction.

• Certain Capital Markets Revenues. Revenues associated with price stabilization activities as part of a securities underwriting were historically recognized as part of Investment banking revenues. Under the new revenue standard, revenue from these activities is recognized within Principal transaction revenues, as these revenues are not considered to be within the scope of the new standard.

• Investment Banking Advisory Expenses. Historically, expenses associated with investment banking advisory assignments were deferred until reimbursed by the client, the related fee revenue is recognized or the engagement is otherwise concluded. Under the new revenue standard, expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred.

• Investment Banking Underwriting and Advisory Expenses. Expenses have historically been recorded net of client reimbursements and/or netted against revenues. Under the new revenue standard, all investment banking expenses will be recognized within their respective expense category on the consolidated statements of operations and any expense reimbursements will be recognized as Investment banking revenues (i.e., expenses are no longer recorded net of client reimbursements and are not netted against revenues).

• Asset Management Fees. In certain asset management fee arrangements, Jefferies and LAM receive performance-based fees, which vary with performance or, in certain cases, are earned when the return on assets under management exceed certain benchmark returns or other performance targets. Historically, performance fees have been accrued (or reversed) quarterly based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Under the new revenue standard, performance fees are considered variable as they are subject to fluctuation (e.g., based on market performance) and/or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark rate) and are recognized only to the extent it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.

National Beef earns over 95% of its revenues through the sale of beef, pork and beef by-products. Agreements with customers for these sales typically consist of the type and quantity of products to be delivered, the unit price of each product, the estimated delivery date and credit and payment terms. The transaction price is generally fixed at this time and revenue is recognized when the customer takes control of the product. The impact of the new guidance does not materially impact how revenue is recognized for this revenue stream.

Financial Instruments. In January 2016, the FASB issued new guidance that affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017. We do not believe the new guidance related to equity investments and the presentation and disclosure requirements of financial instruments will have a material impact on our consolidated financial statements. We have adopted the new guidance as of January 1, 2018 with a cumulative-effect increase to opening retained earnings of approximately $28 million and a corresponding decrease to Accumulated other comprehensive income. Early adoption was permitted for the accounting guidance on financial liabilities under the fair value option and we adopted this guidance in the first quarter of 2016. The adoption of the guidance on financial liabilities under the fair value option did not have a material impact on our consolidated financial statements.

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

Cash Flow Classifications. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual and interim periods beginning after December 15, 2017. We do not believe the new guidance will have a material impact on our consolidated financial statements.

Goodwill. In January 2017, the FASB issued new guidance for simplifying goodwill impairment testing. The guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. We do not believe the new guidance will have a material impact on our consolidated financial statements.

Retirement Benefits. In March 2017, the FASB issued new guidance for improving the presentation of net periodic pension costs in the statement of operations. The update also allows the service cost to be eligible for capitalization, when applicable. The guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We do not believe the new guidance will have a material impact on our consolidated financial statements.

Compensation. In May 2017, the FASB issued new guidance providing clarity and reducing diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. The guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We do not believe the new guidance will have a material impact on our consolidated financial statements.

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

Note 4.  Fair Value Disclosures
The following is a summary of our financial instruments, trading liabilities and long-term debt that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV (within trading assets) of $20.2 million and $24.3 million, respectively, by level within the fair value hierarchy at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,975,463	$60,300	$22,270	$—	$3,058,033
Corporate debt securities	—	3,261,300	26,036	—	3,287,336
Collateralized debt obligations and collateralized loan obligations	—	139,166	42,184	—	181,350
U.S. government and federal agency securities	1,269,230	39,443	—	—	1,308,673
Municipal securities	—	710,513	—	—	710,513
Sovereign obligations	1,381,552	1,035,907	—	—	2,417,459
Residential mortgage-backed securities	—	1,453,294	26,077	—	1,479,371
Commercial mortgage-backed securities	—	508,115	12,419	—	520,534
Other asset-backed securities	—	217,111	61,129	—	278,240
Loans and other receivables	—	1,620,581	47,304	—	1,667,885
Derivatives	165,396	3,323,278	9,295	(3,318,481)	179,488
Investments at fair value	—	946	329,944	—	330,890
FXCM term loan	—	—	72,800	—	72,800
Total trading assets, excluding investments at fair value based on NAV	$5,791,641	$12,369,954	$649,458	$(3,318,481)	$15,492,572

Available for sale securities:
Corporate equity securities	$88,486	$—	$—	$—	$88,486
U.S. government securities	552,805	—	—	—	552,805
Residential mortgage-backed securities	—	34,561	—	—	34,561
Commercial mortgage-backed securities	—	5,870	—	—	5,870
Other asset-backed securities	—	34,839	—	—	34,839
Total available for sale securities	$641,291	$75,270	$—	$—	$716,561

Liabilities:
Trading liabilities:
Corporate equity securities	$1,721,267	$32,122	$48	$—	$1,753,437
Corporate debt securities	—	1,688,825	522	—	1,689,347
U.S. government and federal agency securities	1,430,737	—	—	—	1,430,737
Sovereign obligations	1,216,643	956,992	—	—	2,173,635
Commercial mortgage-backed securities	—	—	105	—	105
Loans	—	1,148,824	3,486	—	1,152,310
Derivatives	249,361	3,480,506	16,041	(3,490,514)	255,394
Total trading liabilities	$4,618,008	$7,307,269	$20,202	$(3,490,514)	$8,454,965
Short-term borrowings	$—	$23,324	$—	$—	$23,324
Long-term debt	$—	$606,956	$—	$—	$606,956

	December 31, 2016
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,522,977	$92,839	$21,739	$—	$2,637,555
Corporate debt securities	—	2,675,020	25,005	—	2,700,025
Collateralized debt obligations and collateralized loan obligations	—	54,306	54,354	—	108,660
U.S. government and federal agency securities	2,389,397	56,726	—	—	2,446,123
Municipal securities	—	708,469	27,257	—	735,726
Sovereign obligations	1,432,556	990,492	—	—	2,423,048
Residential mortgage-backed securities	—	960,494	38,772	—	999,266
Commercial mortgage-backed securities	—	296,405	20,580	—	316,985
Other asset-backed securities	—	63,587	40,911	—	104,498
Loans and other receivables	—	1,557,233	81,872	—	1,639,105
Derivatives	3,825	4,616,822	6,429	(4,255,998)	371,078
Investments at fair value	—	—	314,359	—	314,359
FXCM term loan	—	—	164,500	—	164,500
Total trading assets, excluding investments at fair value based on NAV	$6,348,755	$12,072,393	$795,778	$(4,255,998)	$14,960,928

Available for sale securities:
Corporate equity securities	$79,425	$—	$—	$—	$79,425
Corporate debt securities	—	179	—	—	179
U.S. government securities	174,933	—	—	—	174,933
Residential mortgage-backed securities	—	19,133	—	—	19,133
Commercial mortgage-backed securities	—	8,337	—	—	8,337
Other asset-backed securities	—	19,042	—	—	19,042
Total available for sale securities	$254,358	$46,691	$—	$—	$301,049

Liabilities:
Trading liabilities:
Corporate equity securities	$1,593,548	$16,806	$313	$—	$1,610,667
Corporate debt securities	—	1,718,424	523	—	1,718,947
U.S. government and federal agency securities	976,497	—	—	—	976,497
Sovereign obligations	1,375,590	1,253,754	—	—	2,629,344
Loans	—	801,977	378	—	802,355
Derivatives	2,566	4,867,586	9,870	(4,229,213)	650,809
Total trading liabilities	$3,948,201	$8,658,547	$11,084	$(4,229,213)	$8,388,619
Other secured financings	$—	$41,350	$418	$—	$41,768
Long-term debt	$—	$248,856	$—	$—	$248,856

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•
Exchange Traded Equity Securities:  Exchange traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 of the fair value hierarchy. To the extent these securities are actively traded, valuation adjustments are not applied.

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

•
High Yield Corporate and Convertible Bonds:  A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed from recently executed market transactions of Institutional size. Where pricing data is less observable, valuations are categorized within Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financing or recapitalization, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

Collateralized Debt Obligations and Collateralized Loan Obligations

CDOs and CLOs are measured based on prices observed from recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria, including, but not limited to, collateral type, tranche type, rating, origination year, prepayment rates, default rates, and loss severity.

U.S. Government and Federal Agency Securities

•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized within Level 1 of the fair value hierarchy.

•
U.S. Agency Debt Securities:  Callable and non-callable U.S. agency debt securities are measured primarily based on quoted market prices obtained from external pricing services and are generally categorized within Level 1 or Level 2 of the fair value hierarchy.

Municipal Securities

Municipal securities are measured based on quoted prices obtained from external pricing services and are generally categorized within Level 2 of the fair value hierarchy.

Sovereign Obligations

Sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. To the extent external price quotations are not available or recent transactions have not been observed, valuation techniques incorporating interest rate yield curves and country spreads for bonds of similar issuers, seniority and maturity are used to determine fair value of sovereign bonds or obligations. Sovereign government obligations are classified in Level 1 or Level 2 of the fair value hierarchy, primarily based on the country of issuance.

Residential Mortgage-Backed Securities

•
Agency Residential Mortgage-Backed Securities:  Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and principal-only securities and are generally measured using market price quotations from external pricing services and categorized within Level 2 of the fair value hierarchy.

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

•
Non-Agency Residential Mortgage-Backed Securities:  The fair value of non-agency residential mortgage-backed securities is determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields. In addition, broker quotes, where available, are also referenced to compare prices primarily on interest-only securities.

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities:  Government National Mortgage Association (“GNMA”) project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates, and cash flow structures as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

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

Loans and Other Receivables

•
Corporate Loans:  Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations where market price quotations from external pricing services are supported by transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on price quotations that are considered to be less transparent, market prices for debt securities of the same creditor and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

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

•
Project Loans and Participation Certificates in GNMA Project and Construction Loans:  Valuations of participation certificates in GNMA project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations with similar underlying loan collateral to derive an implied spread. Securitization prices are adjusted to estimate the fair value of the loans incorporating an evaluation for various factors, including prepayment speeds, default rates and cash flow structures as well as the likelihood of pricing levels in the current market environment. The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

•
Consumer Loans and Funding Facilities:  Consumer and small business whole loans and related funding facilities are valued based on observed market transactions and incorporating valuation inputs including, but not limited to, delinquency and default rates, prepayment rates, borrower characteristics, loan risk grades and loan age. These assets are categorized within Level 2 or Level 3 of the fair value hierarchy.

•
Escrow and Trade Claim Receivables:  Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and trade claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent trade activity in the same receivable.

Derivatives

•
Listed Derivative Contracts:  Listed derivative contracts that are actively traded are measured based on quoted exchange prices, broker quotes or vanilla option valuations models, such as Black-Scholes, using observable valuation inputs from the principal market. Exchange quotes and/or valuation inputs are generally obtained from external vendors and pricing services. Brokers quotes are validated directly through observable and tradeable quotes. Listed derivative contracts that use unadjusted exchange close prices are generally classified within Level 1 of the fair value hierarchy. All other listed derivative contracts are generally categorized within Level 2 of the fair value hierarchy.

•
Over-the-counter ("OTC") Derivative Contracts:  OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

OTC options include OTC equity, foreign exchange, interest rate and commodity options measured using various valuation models, such as the Black-Scholes, with key inputs including the underlying security price, foreign exchange spot rate, commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps and forwards, which incorporate observable inputs related to commodity spot prices and forward curves. Discounted cash flow models are also utilized to measure certain variable funding note swaps, which are backed by CLOs and incorporate constant prepayment rate, constant default rate and loss severity assumptions. Credit default swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are generally observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

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

Investment in FXCM

FXCM is a provider of online foreign exchange trading services. In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017 (the term of which was subsequently extended to January 2019), with rights to a variable proportion of certain future distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018. The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum. During the year ended December 31, 2017, interest accrued at 20.5% per annum. During the year ended December 31, 2017, we received $114.9 million of principal and interest from FXCM and $69.9 million of principal remained outstanding under the term loan as of December 31, 2017. Through December 31, 2017, we have received cumulatively $331.6 million of principal, interest and fees from our initial $279.0 million investment in FXCM.

Through September 1, 2016, the total amount of our investment in FXCM was reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, were included within Principal transactions in the Consolidated Statements of Operations. We recorded gains (losses) in Principal transactions of $23.2 million during the year ended December 31, 2017 from our term loan and $(54.6) million and $491.3 million during the years ended December 31, 2016 and 2015, respectively, from our term loan and related rights.

On September 1, 2016, we, Global Brokerage Inc. ("Global Brokerage") and Global Brokerage Holdings entered into an agreement that amended the terms of our loan and associated rights. On November 10, 2017, the terms of our loan and associated rights were amended further. Among other changes, the amendments during 2016 and 2017 extended the repayment date of the remaining loan balance to January 2019; and exchanged our rights for a 50% voting interest in FXCM and up to 75% of all distributions. Through these amendments, we also gained the right to appoint three of six board members for FXCM. We have the right, as does Global Brokerage Holdings, the owner of the remaining 50% of FXCM voting interest that is not held by Leucadia, to require a sale of FXCM beginning in January 2018. Distributions to Leucadia under the amended agreements are now: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $600 million; and 60% of all amounts thereafter.

Through the amendment on September 1, 2016 we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in our December 31, 2017 and 2016 Consolidated Statements of Financial Condition as Loans to and investments in associated companies. We account for our equity interest on a one month lag. As the amendments only extended the maturity of the term loan, we continue to use the fair value option and classify our term loan within Trading assets, at fair value.

During February 2017, Global Brokerage Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the National Futures Association ("NFA") and the Commodity Futures Trading Commission ("CFTC")

against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. As part of the settlements, FXCM U.S. withdrew from business and sold FXCM U.S.'s customer accounts. FXCM also implemented a restructuring plan that included the termination of approximately 22% of its global workforce. The proceeds from the sale of the U.S. accounts, net of closure and severance costs, as well as regulatory capital released after the sale, has been used to pay down the Leucadia term loan.

FXCM is considered a variable interest entity ("VIE") and our term loan and equity ownership are variable interests.  We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM’s performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company.

Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($72.8 million) and the investment in associated company ($158.9 million), which totaled $231.7 million at December 31, 2017.

We estimate the fair value of our term loan by using a valuation model with inputs including management’s assumptions concerning the amount and timing of expected cash flows, the loan’s implied credit rating and effective yield. Because of these inputs and the degree of judgment involved, we have categorized our term loan within Level 3 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
As described further in Note 10, in the first quarter of 2017 we engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in FXCM. Our first quarter estimate of fair value was based on a discounted cash flow and comparable public company analysis and is categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future FXCM cash flows and a discount rate of approximately 15%. The comparable public company model used market data for comparable companies including a price to EBITDA multiple of 5.4 and a price to revenue multiple of 1.5. The estimated fair value of our equity investment in FXCM was $186.7 million, which was $130.2 million lower than the carrying value at the end of the first quarter 2017. As a result, an impairment charge of $130.2 million was recorded in Income (loss) related to associated companies in the first quarter of 2017.
In 2015, we recorded impairment charges in Selling, general and other expenses of $27.7 million, primarily related to a $20.3 million impairment at JETX and an impairment charge related to National Beef's Brawley plant (which was closed in 2014) of $4.7 million. JETX owns both proved and unproved oil and gas properties that are included in Other assets in our Consolidated Statements of Financial Condition. For the oil and gas impairment test related to proved properties, we compare expected undiscounted future net cash flows to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows are lower than the unamortized capital cost, we reduce the capitalized cost to fair market value. We used a third party reserve report in which the cash flows were calculated using West Texas Intermediate (oil) and Henry Hub (gas) NYMEX futures prices as of December 31, 2015. For one of our oil fields, the undiscounted net cash flows were lower than the unamortized capital cost and as a result, we wrote off the total capital cost.
In the third quarter of 2016, JETX curtailed development of both its southern acreage in the East Eagle Ford and its Houston County acreage and performed an impairment analysis of these unproved oil and gas properties. To measure the estimated fair value of the unproved properties, we used unobservable Level 3 inputs, which took into account the following factors: remaining lease terms, drilling results and/or future plans to develop the acreage. The estimated fair value of JETX's southern acreage in the East Eagle Ford and its Houston County acreage totaled $51.6 million, which was $55.0 million lower than the carrying value as of the end of third quarter of 2016. As a result, an impairment charge of $55.0 million was recorded in Selling, general and other expenses in the third quarter of 2016.

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
December 31, 2017
Equity Long/Short Hedge Funds (2)	$407,895	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	417	—	—
Fund of Funds (4)	189	—	—
Equity Funds (5)	26,798	19,084	—
Multi-asset Fund (6)	154,805	—	—
Total	$590,104	$19,084

December 31, 2016
Equity Long/Short Hedge Funds (2)	$363,256	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	772	—	—
Fund of Funds (4)	230	—	—
Equity Funds (5)	42,179	20,295	—
Multi-asset Fund (6)	133,190	—	—
Total	$539,627	$20,295

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors. At December 31, 2017 and 2016, 73% and 83%, respectively, of these investments are redeemable with 10 business days or less prior written notice, and 15% and 17%, respectively, are redeemable with 30 to 60 days prior written notice.

(3)
This category includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt and private equity investments. There are no redemption provisions.

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

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At both December 31, 2017 and 2016, investments representing approximately 12% of the fair value of investments in this category are redeemable with 30 days prior written notice.

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy.  Fair value is based on recent transaction prices for similar assets.

Short-term Borrowings and Long-term Debt

Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized as Level 2 within the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, CMS (constant maturity swap) and Bermudan structured notes. These are valued using various valuation models that incorporate Jefferies own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs and are generally categorized within Level 2 of the fair value hierarchy. In addition, pricing transparency has been evidenced based on transaction data from recently issued notes.

Transfers Between Levels 1 and 2 for Instruments Carried at Fair Value

There were no material transfers between Level 1 and Level 2 for the for the years ended December 31, 2017, 2016 and 2015.

Level 3 Rollforwards

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2017 (in thousands):

Year Ended December 31, 2017
	Balance, December 31, 2016	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at December 31, 2017	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$21,739	$3,353	$896	$(1,623)	$52	$—	$(2,147)	$22,270	$2,606
Corporate debt securities	25,005	(3,723)	36,850	(34,077)	(1,968)	—	3,949	26,036	(3,768)
CDOs and CLOs	54,354	(27,238)	112,239	(101,226)	(367)	—	4,422	42,184	(20,262)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
Residential mortgage-backed securities	38,772	(10,817)	6,805	(26,193)	(115)	—	17,625	26,077	(7,201)
Commercial mortgage-backed securities	20,580	(5,346)	3,275	(5,263)	(1,018)	—	191	12,419	(6,976)
Other asset-backed securities	40,911	(17,705)	77,508	(8,613)	(25,799)	—	(5,173)	61,129	(12,562)
Loans and other receivables	81,872	24,794	63,768	(53,095)	(34,622)	—	(35,413)	47,304	17,451
Investments at fair value	314,359	20,975	18,528	(22,818)	(1,100)	—	—	329,944	22,999
Investment in FXCM	164,500	23,161	—	—	(114,861)	—	—	72,800	1,070

Liabilities:
Trading liabilities:
Corporate equity securities	$313	$60	$(373)	$48	$—	$—	$—	$48	$—
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
Commercial mortgage-backed securities	—	105	—	—	—	—	—	105	(105)
Net derivatives (2)	3,441	(1,638)	—	—	5,558	456	(1,071)	6,746	(17,740)
Loans	378	196	(385)	2,485	—	—	812	3,486	(2,639)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the year ended December 31, 2017

During the year ended December 31, 2017, transfers of assets of $38.2 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•	Residential mortgage-backed securities of $19.6 million and corporate debt securities of $8.3 million due to a lack of observable market transactions.

During the year ended December 31, 2017, transfers of assets of $54.9 million from Level 3 to Level 2 are attributed to:

•	Loans and other receivables of $40.9 million due to greater pricing transparency supporting classification into Level 2;

Net gains on Level 3 assets were $5.9 million and net gains on Level 3 liabilities were $1.7 million for the year ended December 31, 2017. Net gains on Level 3 assets were primarily due to increased valuations of our investment in FXCM, investments at fair value and certain loans and other receivables partially offset by decreased valuations of CDOs and CLOs, other asset-backed securities and residential mortgage-backed securities. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2016 (in thousands):

Year Ended December 31, 2016
	Balance, December 31, 2015	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at December 31 ,2016	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$40,906	$(8,463)	$3,365	$(49)	$(671)	$—	$(13,349)	$21,739	$291
Corporate debt securities	25,876	(16,230)	27,242	(29,347)	(7,223)	—	24,687	25,005	(18,799)
CDOs and CLOS	85,092	(14,918)	52,316	(69,394)	(2,750)	—	4,008	54,354	(7,628)
Municipal securities	—	(1,462)	—	—	—	—	28,719	27,257	(1,462)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
Residential mortgage backed securities	70,263	(9,612)	623	(12,249)	(931)	—	(9,322)	38,772	(1,095)
Commercial mortgage-backed securities	14,326	(7,550)	3,132	(2,024)	(2,229)	—	14,925	20,580	(7,243)
Other asset-backed securities	42,925	(14,381)	133,986	(102,952)	(8,769)	—	(9,898)	40,911	(18,056)
Loans and other receivables	189,289	(42,566)	75,264	(69,262)	(46,851)	—	(24,002)	81,872	(52,003)
Investments at fair value	199,794	54,538	29,728	(542)	(1,107)	—	31,948	314,359	54,608
Investment in FXCM (2)	625,689	(54,634)	—	—	(406,555)	—	—	164,500	(1,014)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$313	$(38)	$—	$—	$313	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	—
Net derivatives (3)	(242)	(1,760)	—	11,101	31	2,067	(7,756)	3,441	(6,458)
Loans	10,469	—	—	378	—	—	(10,469)	378	—
Other secured financings	544	(126)	—	—	—	—	—	418	(126)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)
Includes $334.5 million related to the settlement of our participation rights for equity ownership in FXCM on September 1, 2016. We classify the equity ownership as a Loan to and investment in associated company at December 31, 2017 and 2016.

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

•	Loans and other receivables of $13.8 million due to a lower number of contributors for certain vendor quotes supporting classification within Level 2; and

•	Corporate debt securities of $28.1 million, investments at fair value of $31.9 million and municipal securities of $28.7 million due to a lack of observable market transactions.
During the year ended December 31, 2016, transfers of assets of $133.2 million from Level 3 to Level 2 are attributed to:

•
Residential mortgage-backed securities of $26.8 million, other asset-backed securities of $26.8 million and CDOs and CLOs of $15.4 million for which market trades were observed in the year for either identical or similar securities;

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2015 (in thousands).

Year Ended December 31, 2015
	Balance, December 31, 2014	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at December 31, 2015	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2015 (1)
Assets:
Trading assets:
Corporate equity securities	$20,964	$11,154	$21,385	$(6,391)	$—	$—	$(6,206)	$40,906	$11,424
Corporate debt securities	22,766	(11,013)	21,534	(14,636)	—	—	7,225	25,876	(9,443)
CDOs and CLOs	124,650	(66,332)	104,998	(107,381)	(5,754)	—	34,911	85,092	(48,514)
Municipal securities	—	10	—	—	(21,551)	—	21,541	—	—
Sovereign Obligations	—	47	1,032	(1,031)	—	—	72	120	39
Residential mortgage-backed securities	82,557	(12,951)	18,961	(31,762)	(597)	—	14,055	70,263	(4,498)
Commercial mortgage-backed securities	26,655	(3,813)	3,480	(10,146)	(6,861)	—	5,011	14,326	(3,205)
Other asset-backed securities	2,294	(990)	42,922	(1,299)	(2)	—	—	42,925	(254)
Loans and other receivables	97,258	(14,755)	792,345	(576,536)	(124,365)	—	15,342	189,289	(16,802)
Investments at fair value	77,047	62,804	5,510	(425)	(4,093)	—	58,951	199,794	(1,964)
Investments in FXCM	—	491,341	279,000	—	(144,652)	—	—	625,689	491,341

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	223	(110)	(6,804)	6,691	—	—	—	—	—
Net derivatives (2)	(4,638)	(7,310)	(6,705)	13,522	37	2,437	2,415	(242)	4,754
Loans	14,450	(163)	(2,059)	229	—	—	(1,988)	10,469	104
Other secured financings	30,825	—	—	—	(15,704)	36,995	(51,572)	544	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
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

•	Municipal securities of $21.5 million and loans and other receivables of $20.1 million due to a lower number of contributors for certain vendor quotes supporting classification within Level 2; and

•	Corporate debt securities of $7.4 million and investments at fair value of $74.7 million due to a lack of observable market transactions.

During the year ended December 31, 2015, transfers of assets of $85.8 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $16.3 million and commercial mortgage-backed securities of $6.3 million for which market trades were observed in the year for either identical or similar securities;

•	CDOs and CLOs of $34.9 million and loans and other receivables of $4.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2; and

•	Investments at fair value of $15.8 million and corporate equity securities of $7.7 million due to an increase in observable market transactions.
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

December 31, 2017
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$18,109
Non-exchange traded securities		Market approach	Price	$3 to $75	$33.0
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$7	—

Corporate debt securities	$26,036	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	17%	—
			Price	$10	—

CDOs and CLOs	$38,845	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25% to 30%	26%
			Discount rate/yield	3% to 26%	12%
		Scenario analysis	Estimated recovery percentage	8% to 45%	26%

Residential mortgage-backed securities	$26,077	Discounted cash flows	Cumulative loss rate	3% to 19%	10%
			Duration (years)	2 years to 4 years	3
			Discount rate/yield	6% to 10%	8%

Commercial mortgage-backed securities	$12,419	Discounted cash flows	Discount rate/yield	2% to 26%	12%
			Cumulative loss rate	8% to 65%	44%
			Duration (years)	1 year to 3 years	2
		Scenario analysis	Estimated recovery percentage	26% to 32%	28%
			Price	$52 to $56	$54.0

Other asset-backed securities	$61,129	Discounted cash flows	Cumulative loss rate	0% to 33%	23%
			Duration (years)	1 year to 6 years	2
			Discount rate/yield	5% to 39%	9%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	14%	—

Loans and other receivables	$46,121	Market approach	Estimated recovery percentage	76%	—
			Price	$54 to $100	$95.0
		Scenario analysis	Estimated recovery percentage	13% to 107%	78%

Derivatives	$9,295
Total return swaps		Market approach	Price	$101 to $106	$103.0
Interest rate swaps		Market approach	Credit spread	800 bps	—

Investments at fair value	$110,010
Private equity securities		Market approach	Transaction Level	$3 to $250	$172.0
			Price	$7	—
			Discount rate	20%	—

Investment in FXCM	$72,800
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 1 year	0.2 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$16,041
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$99	—
Total return swaps		Market approach	Price	$101 to $106	$103.0
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	26%	—

December 31, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$19,799
Non-exchange traded securities		Market approach	Underlying stock price	$3 to $75	$15.0
		Comparable pricing	Underlying stock price	$218	—
			Comparable asset price	$11	—
		Present value	Average silver production (tons per day)	666	—

Corporate debt securities	$25,005	Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Transaction level	$30	—

CDOs and CLOs	$33,016	Discounted cash flows	Constant prepayment rate	10% to 20%	19%
			Constant default rate	2% to 4%	2%
			Loss severity	25% to 70%	40%
			Yield	7% to 17%	12%
		Scenario analysis	Estimated recovery percentage	28% to 38%	31%

Residential mortgage-backed securities	$38,772	Discounted cash flows	Constant prepayment rate	0% to 11%	5%
			Constant default rate	1% to 7%	3%
			Loss severity	35% to 100%	62%
			Yield	2% to 10%	6%

Commercial mortgage-backed securities	$20,580	Discounted cash flows	Yield	6% to 11%	8%
			Cumulative loss rate	5% to 95%	39%

Other asset-backed securities	$40,911	Discounted cash flows	Constant prepayment rate	4% to 20%	14%
			Constant default rate	0% to 31%	13%
			Loss severity	0% to 100%	90%
			Yield	4% to 17%	15%
		Market approach	Price	$72	—

Loans and other receivables	$54,347	Market approach	Discount rate/yield	2% to 4%	3%
			EBITDA (a) multiple	3.3	—
			Transaction level	$0.42	—
		Present value	Average silver production (tons per day)	666	—
		Scenario analysis	Estimated recovery percentage	6% to 50%	37%

Derivatives	$6,429
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Credit default swaps		Market approach	Credit spread	265 bps	—

Investments at fair value	$67,383
Private equity securities		Market approach	Transaction Level	$250	—
			Price	$25,815,720	—
			Discount rate	15% to 30%	23%
Investment in FXCM	$164,500
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 0.5 years	0.4 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Derivatives	$9,870
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Unfunded commitments		Market approach	Discount rate/yield	4%	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	16%	—
(a) Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At December 31, 2017 and 2016, asset exclusions consisted of $228.6 million and $325.0 million, respectively, primarily comprised of investments at fair value, private equity securities, CDOs and CLOs, municipal securities, non-exchange traded securities and loans and other receivables. At December 31, 2017 and 2016, liability exclusions consisted of $4.2 million and $1.6 million, respectively, of other secured financings, commercial mortgage-backed securities, loans and corporate debt and equity securities.
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

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, credit default swaps, interest rate swaps, total return swaps, other asset-backed securities and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, corporate debt security or loan and other receivable would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange traded securities, corporate debt securities, unfunded commitments, total return swaps, other asset-backed securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities and loans and other receivables would result in a significantly higher (lower) fair value measurement.

•
Loans and other receivables, CDOs and CLOs, commercial mortgage-backed securities and other asset-backed securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the commercial mortgage-backed securities would result in a significantly higher (lower) fair value measurement.

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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses. These loans and loan commitments include loans entered into by Jefferies Investment Banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-and other asset-backed securitization activities. Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Trading assets and loan commitments are included in Trading liabilities. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in associated companies in the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. Jefferies has also elected the fair value option for certain of its structured notes which are managed by Jefferies capital markets business and are included in Long-term debt and Short-term borrowings in the Consolidated Statements of Financial Condition. Jefferies has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings. Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt and short-term borrowings measured at fair value under the fair value option for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Financial instruments owned:
Loans and other receivables	$22,088	$(68,812)	$(17,389)

Financial instruments sold:
Loans	$—	$9	$(162)
Loan commitments	$230	$5,509	$7,502

Long-term debt:
Changes in instrument specific credit risk (1)	$(34,609)	$(10,745)	$—
Other changes in fair value (2)	$47,291	$30,995	$—

Short-term borrowings:
Other changes in fair value (2)	$(681)	$—	$—
(1) Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of taxes.
(2) Other changes in fair value are included within Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	December 31, 2017	December 31, 2016
Financial instruments owned:
Loans and other receivables (1)	$752,076	$1,325,938
Loans and other receivables on nonaccrual status and/or greater than 90 days past due (1) (2)	$159,462	$205,746
Long-term debt	$32,839	$20,202

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest income in the Consolidated Statements of Operations.

(2)
Amounts include all loans and other receivables greater than 90 or more days past due by which contractual principal exceeds fair value of $38.7 million and $64.6 million at December 31, 2017 and 2016, respectively.

The aggregate fair value of Jefferies loans and other receivables on nonaccrual status and/or greater than 90 days or more past due, was $55.1 million and $29.8 million at December 31, 2017 and 2016, respectively, which includes loans and other receivables greater than 90 days past due of $37.4 million and $18.9 million at December 31, 2017 and 2016, respectively.
Jefferies had elected the fair value option for its investment in KCG Holdings, Inc. ("KCG"). The change in the fair value of this investment was $93.4 million, $19.6 million and $49.1 million for 2017, 2016 and 2015, respectively. Jefferies investment in KCG was sold in July 2017. Additionally, in connection with a KCG shares and warrants exchange transaction, Jefferies earned advisory fees of $2.9 million during the year ended December 31, 2016. Jefferies has also separately entered into securities lending transactions with KCG in the normal course of its capital markets activities. The balances of Securities borrowed and Securities loaned were $9.2 million and $9.2 million, respectively, December 31, 2016.
As of December 31, 2017 and 2016, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $789.9 million and $725.1 million at December 31, 2017 and 2016, respectively.  The shares were acquired at an aggregate cost of $475.6 million. The change in the fair value of our investment in HRG was $64.8 million, $93.2 million and $(28.0) million during the years ended December 31, 2017, 2016 and 2015, respectively. As reported in its Form 10-K for its fiscal years ended September 30, 2017, 2016 and 2015, HRG's revenues were $5,008.5 million, $5,048.6 million and $4,753.8 million, respectively; net income (loss) from continuing operations was $102.9 million, $144.2 million and $(219.7) million, respectively; net income (loss) was $273.2 million, $(33.9) million and $(512.4) million, respectively; and net income (loss) attributable to HRG was $106.0 million, $(198.8) million and $(556.8) million, respectively. We currently have two directors on HRG’s board, including our Chairman who serves as HRG's Chairman and CEO.
We believe accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provides an objectively determined fair value at each balance sheet date. Our investment in HomeFed, which is a publicly traded company, is accounted for under the equity method of accounting rather than the fair value option method. HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system. It is traded in the over-the-counter market with high and low bid prices published by the NASD OTC Bulletin Board Service; however, trading volume is minimal. For these reasons, we did not elect the fair value option for HomeFed.
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $99.7 million and $99.9 million at December 31, 2017 and 2016, respectively. See Note 26 for additional information related to financial instruments not measured at fair value.

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
Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets and Trading liabilities, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Predominantly, Jefferies and our Leucadia Asset Management businesses may enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from trading activities. In addition, Jefferies applies hedge accounting to an interest rate swap that has been designated as a fair value hedge of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt. See Notes 4 and 24 for additional disclosures about derivative financial instruments.
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
The following tables present the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at December 31, 2017 and 2016. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding: 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
December 31, 2017
Derivatives designated as accounting hedges - interest rate contracts	$—	—	$2,420	1

Derivatives not designated as accounting hedges:
Interest rate contracts	$1,717,058	38,941	$1,708,776	12,828
Foreign exchange contracts	366,541	6,463	349,512	4,612
Equity contracts	1,373,016	2,728,750	1,638,258	2,118,526
Commodity contracts	3,093	7,249	5,141	6,047
Credit contracts	38,261	130	41,801	191
Total	3,497,969		3,743,488
Counterparty/cash-collateral netting (1)	(3,318,481)		(3,490,514)
Total derivatives not designated as accounting hedges	$179,488		$252,974
Total per Consolidated Statement of Financial Condition (2)	$179,488		$255,394

December 31, 2016
Derivatives not designated as accounting hedges:
Interest rate contracts	$3,282,245	29,032	$3,159,457	34,845
Foreign exchange contracts	529,669	7,826	516,869	8,319
Equity contracts	786,987	2,843,329	1,169,201	2,414,715
Commodity contracts	1,906	2,766	6,430	7,289
Credit contracts	26,269	311	28,065	20,084
Total	4,627,076		4,880,022
Counterparty/cash-collateral netting (1)	(4,255,998)		(4,229,213)
Total per Consolidated Statement of Financial Condition (2)	$371,078		$650,809

(1) Amounts netted include both netting by counterparty and for cash collateral paid or received.
(2) We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies in the Consolidated Statements of Operations on a fair value hedge for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

Interest rate swaps	$(2,091)	$—	$—
Long-term debt	8,124	—	—
Total	$6,033	$—	$—

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	2017	2016	2015

Interest rate contracts	$3,171	$(36,559)	$(36,792)
Foreign exchange contracts	4,376	20,401	36,233
Equity contracts	(319,775)	(635,305)	(137,219)
Commodity contracts	(9,049)	(3,339)	(13,625)
Credit contracts	1,959	5,013	(16,223)
Total	$(319,318)	$(649,789)	$(167,626)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at December 31, 2017 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$—	$4	$—	$(4)	$—
Equity swaps and options	3,082	7,053	2,137	(1,442)	10,830
Credit default swaps	567	105	17,344	(5,625)	12,391
Total return swaps	34,228	1,581	—	(193)	35,616
Foreign currency forwards, swaps and options	108,465	31,235	—	(62,812)	76,888
Interest rate swaps, options and forwards	28,111	166,403	74,048	(83,534)	185,028
Total	$174,453	$206,381	$93,529	$(153,610)	320,753
Cross product counterparty netting					(23,732)
Total OTC derivative assets included in Trading assets					$297,021

(1)	At December 31, 2017, we held exchange traded derivative assets, other derivatives assets and other credit agreements with a fair value of $28.4 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At December 31, 2017, cash collateral received was $146.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total

Commodity swaps, options and forwards	$2,772	$301	$—	$(4)	$3,069
Equity swaps and options	78	172,670	3,780	(1,442)	175,086
Credit default swaps	104	16,540	3,953	(5,625)	14,972
Total return swaps	28,920	1,517	—	(193)	30,244
Foreign currency forwards, swaps and options	91,640	31,173	—	(62,812)	60,001
Fixed income forwards	8,512	—	—	—	8,512
Interest rate swaps, options and forwards	16,544	96,484	151,624	(83,534)	181,118
Total	$148,570	$318,685	$159,357	$(153,610)	473,002
Cross product counterparty netting					(23,732)
Total OTC derivative liabilities included in Trading liabilities					$449,270

(1)
At December 31, 2017, we held exchange traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $124.1 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At December 31, 2017, cash collateral pledged was $318.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At December 31, 2017, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$173,843
BBB- to BBB+	40,565
BB+ or lower	48,338
Unrated	34,275
Total	$297,021

(1)
Jefferies utilizes internal credit ratings determined by the Jefferies Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
December 31, 2017
Credit protection sold:
Index credit default swaps	$3.0	$126.0	$129.0
Single name credit default swaps	129.1	89.1	$218.2

December 31, 2016
Credit protection sold:
Index credit default swaps	$54.0	$92.0	$146.0
Single name credit default swaps	122.4	261.2	$383.6
Contingent Features
Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at December 31, 2017 and 2016 is $95.1 million and $70.6 million, respectively, for which Jefferies has posted collateral of $80.8 million and $44.4 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2017 and 2016, Jefferies would have been required to post an additional $14.3 million and $26.1 million, respectively, of collateral to its counterparties.

Other Derivatives

National Beef uses futures contracts in order to reduce its exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. National Beef accounts for the futures contracts at fair value. Firm commitments for sales are treated as normal sales and therefore not marked to market. Certain firm commitments to purchase cattle, are marked to market when a price has been agreed upon, otherwise they are treated as normal purchases and, therefore, not marked to market. The gains and losses associated with the change in fair value of the futures contracts and offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments are recorded to Beef processing services revenue and Cost of sales in the period of change.

Vitesse uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Vitesse accounts for the derivative instruments at fair value. The gains and losses associated with the change in fair value of the derivatives are recorded in Other revenues.

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

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
December 31, 2017
Corporate equity securities	$2,353,798	$214,413	$2,568,211
Corporate debt securities	470,908	2,336,702	2,807,610
Mortgage- and asset-backed securities	—	2,562,268	2,562,268
U.S. government and federal agency securities	19,205	11,792,534	11,811,739
Municipal securities	—	444,861	444,861
Sovereign securities	—	2,023,530	2,023,530
Loans and other receivables	—	454,941	454,941
Total	$2,843,911	$19,829,249	$22,673,160

December 31, 2016
Corporate equity securities	$2,046,243	$66,291	$2,112,534
Corporate debt securities	731,276	1,907,888	2,639,164
Mortgage- and asset-backed securities	—	2,171,480	2,171,480
U.S. government and federal agency securities	41,613	9,232,624	9,274,237
Municipal securities	—	553,010	553,010
Sovereign securities	—	2,625,079	2,625,079
Loans and other receivables	—	455,960	455,960
Total	$2,819,132	$17,012,332	$19,831,464

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
December 31, 2017
Securities lending arrangements	$1,676,940	$—	$741,971	$425,000	$2,843,911
Repurchase agreements	10,780,474	4,058,228	3,211,464	1,779,083	19,829,249
Total	$12,457,414	$4,058,228	$3,953,435	$2,204,083	$22,673,160

December 31, 2016
Securities lending arrangements	$2,131,891	$39,673	$104,516	$543,052	$2,819,132
Repurchase agreements	9,147,176	2,008,119	3,809,533	2,047,504	17,012,332
Total	$11,279,067	$2,047,792	$3,914,049	$2,590,556	$19,831,464

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities. In many instances, Jefferies is permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At December 31, 2017 and 2016, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $27.1 billion and $25.5 billion, respectively. A substantial portion of these securities have been sold or repledged.

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
The following table presents activity related to Jefferies securitizations that were accounted for as sales in which it had continuing involvement during the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015

Transferred assets	$4,552.9	$5,786.0	$5,770.5
Proceeds on new securitizations	4,594.5	5,809.0	5,811.3
Cash flows received on retained interests	28.7	28.2	31.2
Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at December 31, 2017 and 2016.
The following table summarizes Jefferies retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	December 31, 2017		December 31, 2016
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$6,383.5	$28.2	$7,584.9	$31.0
U.S. government agency commercial mortgage-backed securities	2,075.7	81.4	1,806.3	29.6
CLOs	3,957.8	20.3	4,102.2	37.0
Consumer and other loans	247.6	47.8	395.7	25.3
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
Although not obligated, in connection with secondary market-making activities Jefferies may make a market in the securities issued by these SPEs. In these market-making transactions, Jefferies buys these securities from and sells these securities to investors.  Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs. To the extent Jefferies purchased securities through these market-making activities and Jefferies is not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 9.

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
Note 8.  Available for Sale Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale at December 31, 2017 and 2016 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2017
Bonds and notes:
U.S. government securities	$552,847	$—	$42	$552,805
Residential mortgage-backed securities	34,381	272	92	34,561
Commercial mortgage-backed securities	5,857	17	4	5,870
Other asset-backed securities	34,837	46	44	34,839
Total fixed maturities	627,922	335	182	628,075

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	17,500	—	52,571
Industrial, miscellaneous and all other	17,504	18,411	—	35,915
Total equity securities	52,575	35,911	—	88,486

	$680,497	$36,246	$182	$716,561

2016
Bonds and notes:
U.S. government securities	$174,938	$8	$13	$174,933
Residential mortgage-backed securities	19,129	108	104	19,133
Commercial mortgage-backed securities	8,275	64	2	8,337
Other asset-backed securities	18,918	124	—	19,042
All other corporates	180	—	1	179
Total fixed maturities	221,440	304	120	221,624

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	15,115	—	50,186
Industrial, miscellaneous and all other	17,946	11,293	—	29,239
Total equity securities	53,017	26,408	—	79,425

	$274,457	$26,712	$120	$301,049

The amortized cost and estimated fair value of investments classified as available for sale at December 31, 2017, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)

Due within one year	$552,847	$552,805
	552,847	552,805
Mortgage-backed and asset-backed securities	75,075	75,270
	$627,922	$628,075

At December 31, 2017, the unrealized losses on investments which have been in a continuous unrealized loss position for 12 months or longer were not significant.
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

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations;

•	Financing of agency and non-agency mortgage- and other asset-backed securities;

•	Real estate investments;

•	Warehouse funding arrangements for client-sponsored consumer loan vehicles and CLOs through participation certificates and revolving loan and note commitments; and

•	Loans to, investments in and fees from various investment vehicles.
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

	December 31, 2017	December 31, 2016
	Securitization Vehicles	Securitization Vehicles	Real Estate Investment Vehicles

Cash	$11.7	$18.4	$2.2
Financial instruments owned	37.6	86.6	—
Securities purchased under agreements to resell (1)	729.3	733.5	—
Receivables	318.1	277.7	296.9
Loans to and investments in associated companies	—	—	108.7
Other	15.5	14.5	10.8
Total assets	$1,112.2	$1,130.7	$418.6

Other secured financings (2)	$1,073.5	$1,083.8	$—
Long-term debt	—	24.1	243.9
Other (3)	38.3	22.3	11.7
Total liabilities	$1,111.8	$1,130.2	$255.6

Noncontrolling interests	$—	$—	$98.7

(1)	Securities purchased under agreements to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)	Approximately $44.1 million and $57.6 million of the secured financing represents an amount held by Jefferies in inventory and eliminated in consolidation at December 31, 2017 and 2016, respectively.

(3)	Includes $32.0 million and $20.0 million at December 31, 2017 and 2016, respectively, of intercompany payables that are eliminated in consolidation.

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
At December 31, 2017 and 2016, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt. During the year ended December 31, 2017, a pool of automobile loan receivables aggregating $186.5 million was securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital’s two credit facilities.

Real Estate Investment Vehicles. At December 31, 2016, 54 Madison, which we consolidated as a result of our control of the 54 Madison investment committee, had real estate investments in which it is the primary beneficiary. 54 Madison was involved in the decisions made during the establishment and design of the investment entities. 54 Madison's variable interests consisted of its investment in and management of the assets within these entities. The assets of these VIEs consisted primarily of financing note receivables and investments in associated companies, which were available for the benefit of the VIEs' debt holders. The debt holders of these VIEs had recourse to 54 Madison's general credit and the assets of the VIEs were not available to satisfy any other debt. As a result of the sale of our interest in the general partnership during 2017, 54 Madison has been deconsolidated and is reflected in Loans to and investments in associated companies at December 31, 2017.
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
December 31, 2017
CLOs	$168.1	$8.9	$1,030.4	$5,364.3
Consumer loan vehicles	254.8	—	759.8	2,322.7
Related party private equity vehicles	23.7	—	45.4	75.0
Other private investment vehicles	133.0	—	142.0	4,624.9
Total	$579.6	$8.9	$1,977.6	$12,386.9

December 31, 2016
CLOs	$264.7	$4.8	$930.0	$4,472.9
Consumer loan vehicles	90.3	—	219.6	985.5
Related party private equity vehicles	37.6	—	63.6	155.6
Real estate investment vehicles	90.3	—	101.8	85.6
Other private investment vehicles	84.0	—	95.8	4,529.7
Total	$566.9	$4.8	$1,410.8	$10,229.3

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

Related Party Private Equity Vehicles. Jefferies committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Jefferies total equity commitment in the JCP Entities was $148.1 million, of which $126.3 million and $125.1 million has been funded as of December 31, 2017 and 2016, respectively. The carrying value of Jefferies equity investments in the JCP Entities was $23.7 million and $37.6 million at December 31, 2017 and 2016, respectively. Jefferies exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Jefferies has also provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement (“Energy Partners Credit Agreement”). Energy Partners I, LP is a private equity fund owned and managed by certain of our employees. The maximum exposure to loss of the guarantee was $3.0 million as of December 31, 2016.  Energy Partners I, LP has assets consisting primarily of debt and equity investments. The Energy Partners Credit Agreement was terminated in April 2017.

Real Estate Investment Vehicles. 54 Madison has committed to invest $98.0 million in real estate investment vehicles, of which $86.5 million was funded as of December 31, 2016. 54 Madison's maximum exposure to loss was limited to its carrying value and unfunded equity commitment. 54 Madison was not the primary beneficiary of the investment vehicles as it did not have the power to control the most important activities of the VIEs. The assets of the VIEs consisted primarily of investments in real estate projects. As a result of the sale of our interest in the general partner during 2017, the 54 Madison fund has been deconsolidated and is reflected in Loans to and investments in associated companies at December 31, 2017.

Other Private Investment Vehicles.  The carrying amount of our equity investment was $133.0 million and $84.0 million at December 31, 2017 and 2016, respectively. Our unfunded equity commitment related to these investments totaled $9.1 million and $11.8 million at December 31, 2017 and 2016, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

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
 At December 31, 2017 and 2016, Jefferies held $1,829.6 million and $1,002.2 million of agency mortgage-backed securities, respectively, and $253.2 million and $439.4 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities. Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.
We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen. In addition, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable and equity interest in FXCM.  See Notes 4 and 10 for further discussion.
Note 10.  Loans to and Investments in Associated Companies
A summary of Loans to and investments in associated companies for the years ended December 31, 2017, 2016 and 2015 accounted for under the equity method of accounting is as follows (in thousands):

	Loans to and investments in associated companies as of December 31, 2016	Income (losses) related to associated companies	Income (losses) related to Jefferies associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of December 31, 2017

Jefferies Finance	$490,464	$—	$90,204	$74,799	$—	$655,467
Jefferies LoanCore (2)	154,731	—	22,368	(3,994)	(173,105)	—
Berkadia	184,443	93,801	—	(67,384)	(266)	210,594
FXCM	336,258	(177,644)	—	—	242	158,856
Garcadia Companies	185,815	48,198	—	(54,870)	—	179,143
Linkem	154,000	(32,561)	—	31,996	38,701	192,136
HomeFed	302,231	7,725	—	31,918	—	341,874
Golden Queen (3)	111,302	(7,733)	—	1,436	—	105,005
54 Madison (4) (5)	161,400	(6,224)	—	35,204	(67,370)	123,010
Other	44,454	(463)	(3,177)	31,837	28,093	100,744
Total	$2,125,098	$(74,901)	$109,395	$80,942	$(173,705)	$2,066,829

	Loans to and investments in associated companies as of December 31, 2015	Income (losses) related to associated companies	Income (losses) related to Jefferies associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of December 31, 2016

Jefferies Finance	$528,575	$—	$(1,761)	$(36,350)	$—	$490,464
Jefferies LoanCore	288,741	—	21,221	(155,231)	—	154,731
Berkadia	190,986	94,201	—	(100,766)	22	184,443
FXCM (6)	—	1,919	—	—	334,339	336,258
Garcadia Companies	172,660	52,266	—	(39,111)	—	185,815
Linkem	150,149	(22,867)	—	33,303	(6,585)	154,000
HomeFed	275,378	23,893	—	2,960	—	302,231
Golden Queen (3)	114,323	(3,021)	—	—	—	111,302
54 Madison (4)	—	4,255	—	153,503	3,642	161,400
Other	36,557	3,952	(2,276)	9,622	(3,401)	44,454
Total	$1,757,369	$154,598	$17,184	$(132,070)	$328,017	$2,125,098

	Loans to and investments in associated companies as of December 31, 2014	Income (losses) related to associated companies	Income (losses) related to Jefferies associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of December 31, 2015

Jefferies Finance	$508,891	$—	$40,884	$(21,200)	$—	$528,575
Jefferies LoanCore	258,947	—	36,554	(6,760)	—	288,741
Berkadia	208,511	78,092	—	(89,560)	(6,057)	190,986
Garcadia Companies	167,939	53,182	—	(48,461)	—	172,660
Linkem	159,054	(15,577)	—	21,138	(14,466)	150,149
HomeFed	271,782	3,596	—	—	—	275,378
Golden Queen (3)	103,598	(1,775)	—	12,500	—	114,323
Other	33,846	(7,237)	(1,721)	11,483	186	36,557
Total	$1,712,568	$110,281	$75,717	$(120,860)	$(20,337)	$1,757,369

(1)	Primarily classified in Investment banking revenues and Other revenues.

(2)	On October 31, 2017, Jefferies sold all of its membership interests in Jefferies LoanCore for approximately $173.1 million.

(3)	At December 31, 2017, 2016 and 2015, the balance reflects $30.5 million, $32.8 million and $33.7 million, respectively, related to a noncontrolling interest.

(4)	At December 31, 2016, the balance reflects $95.3 million related to noncontrolling interests.

(5)
As discussed further below, on November 30, 2017, we sold our interest in the general partner of the 54 Madison fund and as a result no longer control the 54 Madison investment committee. We retained two of the four seats on the investment committee and continue to have significant influence over the fund. We therefore deconsolidated the 54 Madison fund and account for our interest under the equity method of accounting.

(6)
As discussed more fully in Note 4, in 2016, we amended the terms of our loan and associated rights with FXCM. Through the amendments, we converted our participation rights for a 50% voting interest in FXCM. Our term loan remains classified within Trading assets, at fair value.

Jefferies Finance

Jefferies Finance, a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual"), is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.

At December 31, 2017, Jefferies and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At December 31, 2017, approximately $636.2 million of Jefferies commitment was funded. The investment commitment is scheduled to expire on March 1, 2018 with automatic one year extensions absent a 60-day termination notice by either party.
In addition, Jefferies and MassMutual have entered into a Secured Revolving Credit Facility, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is for a total committed amount of $500.0 million at December 31, 2017 and 2016. Advances are shared equally between Jefferies and MassMutual. The facility is scheduled to mature on March 1, 2018 with automatic one year extensions absent a 60-day termination notice by either party. At December 31, 2017, none of Jefferies $250.0 million commitment was funded. Jefferies recognized interest income and unfunded commitment fees related to the facility of $3.9 million, $1.3 million and $2.5 million during 2017, 2016 and 2015, respectively.
Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, Jefferies earned fees of $327.9 million, $112.6 million and $122.7 million during 2017, 2016 and 2015, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations. In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of

$2.4 million, $0.5 million and $5.9 million during 2017, 2016 and 2015, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.
During the years ended December 31, 2017, 2016 and 2015, Jefferies acted as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $6.1 million, $2.6 million and $6.2 million, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations. At December 31, 2017 and 2016, Jefferies held securities issued by CLOs managed by Jefferies Finance, which are included in Trading assets. At December 31, 2016, Jefferies provided a guarantee, whereby Jefferies is required to make certain payments to a CLO in the event Jefferies Finance was unable to meet its obligations to the CLO. The CLO was terminated in October 2017. Additionally, Jefferies has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO. Gains (losses) related to the derivative contracts were not material.
Jefferies acted as underwriter in connection with senior notes issued by Jefferies Finance, for which Jefferies recognized underwriting fees of $1.3 million during the year ended December 31, 2015, which are included in Investment banking revenues in the Consolidated Statements of Operations.
Under a service agreement, Jefferies charged Jefferies Finance $50.7 million, $46.1 million and $51.7 million for services provided during 2017, 2016 and 2015, respectively. At December 31, 2017, Jefferies had a receivable from Jefferies Finance, included within Other assets in the Consolidated Statement of Financial Condition of $34.6 million and a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $14.1 million. At December 31, 2016, Jefferies had a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $5.8 million.
Jefferies enters into OTC foreign exchange contracts with Jefferies Finance as to which, at December 31, 2017, we had $1.5 million included in Trading assets in our Consolidated Statements of Financial Condition.
Jefferies LoanCore
Jefferies LoanCore, a commercial real estate finance company and a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC, originates and purchases commercial real estate loans throughout the U.S. and Europe. On October 31, 2017, Jefferies sold all of its membership interests (which constituted a 48.5% voting interest) in Jefferies LoanCore for approximately $173.1 million, the estimated book value as of October 31, 2017. In addition, Jefferies may be entitled to additional cash consideration over the next five years in the event Jefferies LoanCore's yearly return on equity exceeds certain thresholds.
Jefferies LoanCore had entered into master repurchase agreements with Jefferies. During 2017, 2016 and 2015, Jefferies recognized interest income and fees related to these agreements of $0.6 million, $8.4 million and $10.7 million, respectively. In connection with such master repurchase agreements, at December 31, 2016, Jefferies had securities purchased with agreements to resell from Jefferies LoanCore of $68.1 million. Jefferies also enters into OTC foreign exchange contracts with Jefferies LoanCore. In connection with these contracts, Jefferies had $8.3 million at December 31, 2016 recorded in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition.
Berkadia
Berkadia is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway Inc. We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia. Through December 31, 2017, cumulative cash distributions received by Leucadia from this investment aggregated $562.0 million. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs. Berkadia is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. As of December 31, 2017, the aggregate amount of commercial paper outstanding was $1.47 billion.

FXCM

As discussed more fully in Note 4, at December 31, 2017, Leucadia has a 50% voting interest in FXCM and a senior secured term loan to FXCM due January 2018. On September 1, 2016, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in our Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology, trade name, leases and long-term debt over their respective useful lives.

Based on the February 2017 actions described further in Note 4, we evaluated in the first quarter of 2017 whether our equity method investment was fully recoverable. We engaged an independent valuation firm to assist management in estimating the fair value of FXCM. Our estimate of fair value was based on a discounted cash flow and comparable public company analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $130.2 million. We concluded based on the regulatory actions, FXCM's restructuring plan described further in Note 4, investor perception and declines in the trading price of Global Brokerage's common shares and convertible debt, that the decline in fair value of our equity interest was other than temporary. As such, we impaired our equity investment in FXCM in the first quarter of 2017 by $130.2 million.
FXCM is considered a VIE and our term loan and equity interest are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM.
Garcadia
Garcadia is a joint venture between us and Garff Enterprises, Inc. ("Garff") that owns and operates 28 automobile dealerships comprised of domestic and foreign automobile makers. The Garcadia joint venture agreement specifies that we and Garff shall have equal board representation and equal votes on all matters affecting Garcadia, and that all operating cash flows from Garcadia will be allocated 65% to us and 35% to Garff, with the exception of one dealership from which we receive 83% of all operating cash flows and four other dealerships from which we receive 71% of all operating cash flows. Garcadia’s strategy is to acquire automobile dealerships in primary or secondary market locations meeting its specified return criteria.
Linkem
We own approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy. In addition, we own 5% convertible preferred stock, which is automatically convertible to common shares in 2020. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 53% of Linkem’s common equity at December 31, 2017. We have approximately 48% of the total voting securities of Linkem. The excess of our investment in Linkem’s common shares over our share of underlying book value is being amortized to expense over 12 years.
HomeFed
At December 31, 2017, we own 10,852,123 shares of HomeFed’s common stock, representing approximately 70% of HomeFed’s outstanding common shares; however, we have contractually agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted. HomeFed develops and owns residential and mixed-use real estate properties. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD). As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at December 31, 2017. Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed’s Chairman, and our President. Since we do not control HomeFed, our investment in HomeFed is accounted for under the equity method as an investment in an associated company.
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
54 Madison

We own approximately 48.1% of 54 Madison, a fund that seeks long-term capital appreciation through investment in real estate development and similar projects. Prior to November 30, 2017, we consolidated 54 Madison as a result of our control of the 54 Madison investment committee. 54 Madison invests both in projects which they consolidate and projects where they have significant influence and utilize the equity method of accounting. Based on total committed capital of the 54 Madison fund, all projects of this fund have already been identified and launched. On November 30, 2017, we sold our interest in the general partner of the 54 Madison fund and as a result no longer control the 54 Madison investment committee. We retained two of the four seats on the 54 Madison investment committee and continue to have significant influence over the fund, including a number of protective rights such as the right to block material investments, divestitures and changes outside of agreed upon parameters. We therefore deconsolidated the 54 Madison fund on November 30, 2017 and account for our interest under the equity method of accounting. We account for our equity interest in the 54 Madison fund on a one quarter lag.
Other
The following table provides summarized data for associated companies as of December 31, 2017 and 2016 and for the three years ended December 31, 2017 (in thousands):

	2017	2016

Assets	$16,340,643	$16,964,850
Liabilities	11,920,465	13,097,022
Noncontrolling interest	169,274	132,789

	2017	2016	2015

Revenues	$4,883,063	$4,275,016	$3,946,252
Income from continuing operations before extraordinary items	503,489	422,167	398,369
Net income	438,881	430,291	398,369
The Company’s income related to associated companies	34,494	171,782	185,998
Except for our investment in Berkadia and Jefferies Finance, we have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to us. Our exposure to adverse events at the investee companies is limited to the book value of our investment. See Note 24 for further discussion of these guarantees.
Included in consolidated retained earnings at December 31, 2017 is approximately $202.9 million of undistributed earnings of the associated companies accounted for under the equity method of accounting.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)

Assets at December 31, 2017
Derivative contracts	$3,497,969	$(3,318,481)	$179,488	$—	$—	$179,488
Securities borrowing arrangements	$7,721,803	$—	$7,721,803	$(966,712)	$(1,032,629)	$5,722,462
Reverse repurchase agreements	$14,858,297	$(11,168,738)	$3,689,559	$(463,973)	$(3,207,147)	$18,439

Liabilities at December 31, 2017
Derivative contracts	$3,745,908	$(3,490,514)	$255,394	$—	$—	$255,394
Securities lending arrangements	$2,843,911	$—	$2,843,911	$(966,712)	$(1,795,408)	$81,791
Repurchase agreements	$19,829,249	$(11,168,738)	$8,660,511	$(463,973)	$(7,067,512)	$1,129,026

Assets at December 31, 2016
Derivative contracts	$4,627,076	$(4,255,998)	$371,078	$—	$—	$371,078
Securities borrowing arrangements	$7,743,562	$—	$7,743,562	$(710,611)	$(647,290)	$6,385,661
Reverse repurchase agreements	$14,083,144	$(10,220,656)	$3,862,488	$(176,275)	$(3,591,654)	$94,559

Liabilities at December 31, 2016
Derivative contracts	$4,880,022	$(4,229,213)	$650,809	$—	$—	$650,809
Securities lending arrangements	$2,819,132	$—	$2,819,132	$(710,611)	$(2,064,299)	$44,222
Repurchase agreements	$17,012,332	$(10,220,656)	$6,791,676	$(176,275)	$(5,780,909)	$834,492

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

(3)
At December 31, 2017, amounts include $5,678.6 million of securities borrowing arrangements, for which we have received securities collateral of $5,516.7 million, and $1,084.4 million of repurchase agreements, for which we have pledged securities collateral of $1,115.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable. At December 31, 2016, amounts include $6,337.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,146.0 million, and $810.4 million of repurchase agreements, for which we have pledged securities collateral of $834.2 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Note 12.  Intangible Assets, Net and Goodwill
A summary of intangible assets, net and goodwill at December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,551	$9,041

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $230,074 and $198,674	347,767	378,136
Trademarks and tradename, net of accumulated amortization of $95,627 and $78,778	293,851	309,382
Supply contracts, net of accumulated amortization of $57,440 and $47,867	86,160	95,733
Other, net of accumulated amortization of $3,885 and $2,914	4,701	5,672
Total intangible assets, net	741,030	797,964

Goodwill:
National Beef	14,991	14,991
Jefferies	1,703,300	1,696,864
Other operations	3,859	3,859
Total goodwill	1,722,150	1,715,714

Total intangible assets, net and goodwill	$2,463,180	$2,513,678
Amortization expense on intangible assets was $58.2 million, $63.4 million and $63.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

2018	$58,454
2019	58,454
2020	58,454
2021	58,067
2022	57,984
Goodwill Impairment Testing
The quantitative goodwill impairment test is performed at our reporting unit level and consists of two steps. In the first step, the fair value of the reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit's goodwill.
The estimated fair values are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-earnings and price-to-book multiples of comparable public companies, multiples of mergers and acquisitions of similar businesses, projected cash flows and/or market capitalization. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process for Jefferies at August 1, 2017. The results of our annual impairment test related to Jefferies, National Beef and other operations indicated goodwill was not impaired.

Note 13.  Property, Equipment and Leasehold Improvements, Net
A summary of property, equipment and leasehold improvements, net at December 31, 2017 and 2016 is as follows (in thousands):

	Depreciable Lives (in years)	2017	2016

Land, buildings and leasehold improvements	2-25	$408,886	$379,927
Beef processing machinery and equipment	2-15	360,975	330,453
Other machinery and equipment	3-15	32,012	30,716
Corporate aircraft	10	104,952	104,862
Furniture, fixtures and office equipment	3-10	379,051	323,276
Construction in progress	N/A	72,560	54,693
Other	3-10	3,425	3,441
		1,361,861	1,227,368
Accumulated depreciation and amortization		(611,458)	(518,126)
		$750,403	$709,242
Note 14.  Short-Term Borrowings
Jefferies short-term borrowings, which mature in one year or less, are as follows at December 31, 2017 and 2016 (in thousands):

	2017	2016

Bank loans (1)	$304,651	$372,301
Secured revolving loan facilities	—	57,086
Floating rate puttable notes	108,240	96,455
Equity-linked notes	23,324	—
Total short-term borrowings	$436,215	$525,842

(1) Bank loans include loans entered into, pursuant to a Master Loan Agreement, between the Bank of New York and Jefferies.

At December 31, 2017 and 2016, the weighted average interest rate on short-term borrowings outstanding was 2.51% and 1.77% per annum, respectively.

During the year ended December 31, 2017, Jefferies issued equity-linked notes with a principal amount of $30.6 million which matured in July 2017 and $4.2 million, which matured in September 2017. The remaining equity-linked notes will mature in the first quarter of 2018. See Note 4 for further information. During 2016, Jefferies issued floating rate puttable notes with an aggregate principal amount of €91.0 million.

The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At December 31, 2017, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

In December 2015, Jefferies entered into a secured revolving loan facility (“Secured Revolving Loan Facility”) whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million to purchase eligible receivables that met certain requirements as defined in the Secured Revolving Loan Facility agreement. Interest was based on an annual rate equal to the lesser of the LIBOR rate plus 4.25% or the maximum rate as defined in the Secured Revolving Loan Facility agreement. The Secured Revolving Loan Facility was terminated effective January 24, 2017.

Note 15.  Long-Term Debt
The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt at December 31, 2017 and 2016 are as follows (dollars in thousands):

	2017	2016
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$742,348	$741,264
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,673	246,627
Total long-term debt – Parent Company	989,021	987,891

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.125% Senior Notes, due April 13, 2018, $678,300 and $800,000 principal	682,338	817,813
8.5% Senior Notes, due July 15, 2019, $680,800 and $700,000 principal	728,872	778,367
2.375% Euro Medium Term Notes, due May 20, 2020, $594,725 and $529,975 principal	593,334	528,250
6.875% Senior Notes, due April 15, 2021, $750,000 principal	808,157	823,797
2.25% Euro Medium Term Notes, due July 13, 2022, $4,758 and $4,240 principal	4,389	3,848
5.125% Senior Notes, due January 20, 2023, $600,000 principal	615,703	618,355
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	736,357	—
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	375,794	377,806
3.875% Convertible Senior Debentures, due November 1, 2029, $324,779 and $345,000 principal	324,779	346,163
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	512,040	512,396
6.50% Senior Notes, due January 20, 2043, $400,000 principal	420,990	421,333
Structured Notes (2) (3)	614,091	255,203
National Beef Reducing Revolver Loan	120,000	—
National Beef Revolving Credit Facility	76,809	—
National Beef Term Loan	—	273,811
54 Madison Term Loans	—	406,028
Foursight Capital Credit Facilities	170,455	97,138
Other	112,654	132,244
Total long-term debt – subsidiaries	6,896,762	6,392,552

Long-term debt	$7,885,783	$7,380,443

(1) Amount includes a decrease of $8.1 million at December 31, 2017 associated with an interest rate swap based on its designation as a fair value hedge. See Notes 2 and 5 for further information.
(2) Includes $607.0 million and $248.9 million at fair value at December 31, 2017 and 2016, respectively.
(3) Of the $614.1 million of structured notes at December 31, 2017, $7.1 million matures in 2018, $6.0 million matures in 2019, $25.0 million matures in 2022 and the remaining $576.0 million matures in 2024 or thereafter.
At December 31, 2017, $2.2 billion of consolidated assets (primarily receivables, property and equipment and other assets) are pledged for indebtedness aggregating $484.3 million, principally for National Beef and Foursight Capital subsidiary debt.
The aggregate annual mandatory redemptions of all long-term debt during the five year period ending December 31, 2022 are as follows:  2018 - $1,016.3 million; 2019 - $777.7 million; 2020 - $125.2 million; 2021 - $766.5 million; and 2022 - $232.5 million.

Parent Company Debt
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
Subsidiary Debt
During 2017, $20.2 million of Jefferies 3.875% Convertible Senior Debentures due 2029 (original principal amount of $345.0 million) were called. In November 2017, all of the remaining 3.875% Convertible Senior Debentures were called for optional redemption, with a redemption date of January 5, 2018, at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed in January 2018.

During the year ended December 31, 2017, Jefferies issued structured notes with a total principal amount of approximately $329.9 million, net of retirements. Structured notes of $607.0 million and $248.9 million at December 31, 2017 and 2016, respectively, contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues.

In January 2018, Jefferies issued 4.15% senior notes with a principal amount of $1.0 billion, due 2030. In January 2017, Jefferies issued 4.85% senior notes with a principal amount of $750.0 million, due 2027.

In June 2017, National Beef entered into a Third Amended and Restated Credit Agreement (the "Debt Agreement"). The Debt Agreement matures in June 2022 and includes a $275.0 million reducing revolver loan and a $275.0 million revolving credit facility. The reducing revolver loan commitment decreases by $13.8 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries and includes customary covenants including a single financial covenant that requires National Beef to maintain a minimum tangible net worth as defined in the Debt Agreement; at December 31, 2017, National Beef was in compliance with the covenants.
At December 31, 2017, National Beef’s outstanding debt under the Debt Agreement consisted of a reducing revolver loan with an outstanding balance of $120.0 million and $80.0 million drawn on the revolving credit facility. The reducing revolver loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the Debt Agreement), plus a margin ranging from .75% to 2.75% depending upon certain financial ratios and the rate selected. At December 31, 2017, the interest rate on the outstanding reducing revolver loan was 3.3% and the interest rate on the outstanding revolving credit facility was 3.3%.
Borrowings under the reducing revolver loan and the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the revolving credit facility can also be used to issue letters of credit; letters of credit aggregating $13.9 million were outstanding at December 31, 2017. Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount. At December 31, 2017, after deducting outstanding amounts and issued letters of credit, $87.1 million of the unused revolving credit facility and $155.0 million of the reducing revolver commitment was available to National Beef.
54 Madison seeks long-term capital appreciation through real estate development and similar projects. Many of these development projects are funded through long-term debt at the project level. The debt holders do not have recourse to the Leucadia parent company. As discussed further in Note 10, due to the sale of our interest in the general partner of the 54 Madison fund, the 54 Madison fund and its long-term debt was deconsolidated during 2017.
At December 31, 2017, Foursight Capital’s credit facilities consisted of two warehouse credit commitments aggregating $225.0 million, which mature in March 2019 and July 2020. The 2019 credit facility bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity and the 2020 credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. As a condition of the 2019 credit facility, Foursight Capital is obligated to maintain cash reserves in an amount equal to the quoted price of an interest rate cap sufficient to meet the hedging requirements of the credit commitment.

The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $200.5 million at December 31, 2017.

Note 16.  Mezzanine Equity
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests primarily relate to National Beef and are held by its minority owners, USPB, NBPCo Holdings and the chief executive officer of National Beef. The holders of these interests share in the profits and losses of National Beef on a pro rata basis with us. However, the minority owners have the right to require us to purchase their interests under certain specified circumstances at fair value (put rights), and we also have the right to purchase their interests under certain specified circumstances at fair value (call rights). Holders of the put rights had from December 30, 2016 through January 29, 2017 to make an election that would require us to purchase up to one-third of their interests. The holders of the put rights did not make such election. The holders will again have the right to make an election that requires us to purchase up to one-third on December 30, 2018, and the remainder on December 30, 2021. In addition, USPB may elect to exercise their put rights following the termination of the cattle supply agreement, and the chief executive officer following the termination of his employment.
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
Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value. The following table rolls forward National Beef’s redeemable noncontrolling interests activity during the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016

As of January 1,	$321,962	$189,358
Income allocated to redeemable noncontrolling interests	85,277	68,811
Distributions to redeemable noncontrolling interests	(90,048)	(53,701)
Increase in fair value of redeemable noncontrolling interests charged to additional paid-in capital	94,937	117,494
Balance, December 31,	$412,128	$321,962
At acquisition, we prepared a projection of future cash flows of National Beef, which was used along with other information to allocate the purchase price to National Beef’s individual assets and liabilities. At December 31, 2017, we calculated the fair value of the redeemable noncontrolling interests by updating our estimate of future cash flows. The projected future cash flows consider estimated revenue growth, cost of sales changes, capital expenditures and other unobservable inputs. However, the most significant unobservable inputs affecting the estimate of fair value are the discount rate (12.20%) and the terminal growth rate (2.00%) used to calculate the capitalization rate of the terminal value.
The table below is a sensitivity analysis which shows the fair value of the redeemable noncontrolling interests using the assumed discount and the terminal growth rates and fair values under different rate assumptions as of December 31, 2017 (dollars in millions):

	Discount Rates
Terminal Growth Rates	11.95%	12.20%	12.45%

1.75%	$417.6	$407.6	$398.1
2.00%	$422.4	$412.1	$402.3
2.25%	$427.5	$416.9	$406.8
The projection of future cash flows is updated with input from National Beef personnel. The estimate is reviewed by personnel at our corporate office as part of the normal process for the preparation of our quarterly and annual financial statements.

At December 31, 2017 and 2016, redeemable noncontrolling interests also includes other redeemable noncontrolling interests of $14.5 million and $14.8 million, respectively, primarily related to our oil and gas production and development businesses.
Mandatorily Redeemable Convertible Preferred Shares
In connection with our acquisition of Jefferies in March 2013, we issued a new series of 3.25% Cumulative Convertible Preferred Shares (“Preferred Shares”) ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,162,200 common shares, an effective conversion price of $30.03 per share. The holders of the Preferred Shares are also entitled to an additional quarterly payment in the event we declare and pay a dividend on our common stock in an amount greater than $0.0625 per common share per quarter. The additional quarterly payment would be paid to the holders of Preferred Shares on an as converted basis and on a per share basis would equal the quarterly dividend declared and paid to a holder of a share of common stock in excess of $0.0625 per share. In the third quarter of 2017, we increased our quarterly dividend from $0.0625 to $0.10 per common share. This increased the preferred stock dividend from $4.1 million for the year ended December 31, 2016 to $4.4 million for the year ended December 31, 2017. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.
Note 17.  Compensation Plans
Incentive Plan
Upon completion of our combination with Jefferies, we assumed its 2003 Incentive Compensation Plan, as Amended and Restated July 25, 2013 (the "Incentive Plan"). The Incentive Plan allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units ("RSUs"), dividend equivalents or other share-based awards.
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
The Incentive Plan’s “evergreen” share reservation was terminated on March 21, 2014; the number of equity awards available under the Incentive Plan was set at 20,000,000. At December 31, 2017, 11,883,293 common shares remained available for new grants under the Incentive Plan. Shares issued pursuant to the DCP reduce the shares available under the Incentive Plan.

The following table details the activity in restricted stock during the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

		Weighted- Average Grant Date Fair Value

Balance at January 1, 2015	3,383	$27.00
Grants	602	$18.63
Forfeited	(94)	$28.12
Fulfillment of service requirement	(1,887)	$26.87
Balance at December 31, 2015	2,004	$24.56
Grants	356	$18.23
Forfeited	(24)	$26.90
Fulfillment of service requirement	(974)	$25.65
Balance at December 31, 2016	1,362	$22.09
Grants	391	$23.65
Forfeited	—	$—
Fulfillment of service requirement	(611)	$23.73
Balance at December 31, 2017	1,142	$21.75

The following table details the activity in RSUs during the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

			Weighted-Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required

Balance at January 1, 2015	4,238	8,467	$26.90	$26.79
Grants	—	121	$—	$18.95
Distributions of underlying shares	—	(229)	$—	$22.34
Forfeited	(626)	—	$26.90	$—
Fulfillment of service requirement	(224)	224	$26.90	$26.90
Balance at December 31, 2015	3,388	8,583	$26.90	$26.68
Grants	—	128	$—	$14.21
Distributions of underlying shares	—	(1,683)	$—	$26.59
Forfeited	—	—	$—	$—
Fulfillment of service requirement	(3,320)	3,320	$26.90	$26.90
Balance at December 31, 2016	68	10,348	$26.90	$26.61
Grants	—	104	$—	$21.55
Distributions of underlying shares	—	(175)	$—	$26.46
Forfeited	—	—	$—	$—
Fulfillment of service requirement	(36)	36	$26.90	$26.90
Balance at December 31, 2017	32	10,313	$26.90	$26.57
During 2017 and 2016, grants include approximately 89,000 and 108,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $21.03 and $13.53, respectively.

Senior Executive Compensation Plan

In February 2016, the Compensation Committee of our Board of Directors approved an executive compensation plan for our CEO and our President (together, our "Senior Executives") in respect of 2016 (the "2016 Plan") that is based on performance metrics achieved over a three-year period from 2016 through 2018. The Compensation Committee eliminated cash incentive bonuses for 2016 and 100% of each of our CEO and President's compensation beyond their base salaries is composed entirely of performance based RSUs that vest at the end of 2018 if certain performance criteria are met. Any vested RSUs will be subject to a post-vesting, three-year holding period such that no vested RSUs can be sold or transferred until the first quarter of 2022.

Performance-vesting of the award is based equally on the compound annual growth rates of Leucadia's Total Shareholder Return ("TSR"), which is measured from the December 31, 2015 stock price of $17.39, and Leucadia's Return on Tangible Deployable Equity ("ROTDE"), the annual, two- and three-year results of which is used to determine vesting. TSR is based on annualized rate of return reflecting price appreciation plus reinvestment of dividends and distributions to shareholders. ROTDE is net income adjusted for amortization of intangible assets divided by tangible book value at the beginning of year adjusted for intangible assets and deferred tax assets.

In January 2017, the Compensation Committee of our Board of Directors approved an executive compensation plan for our Senior Executives in respect of 2017 (the "2017 Plan") that is based on performance metrics achieved over a three-year period from 2017 through 2019. This executive compensation plan is identical to the 2016 Plan, described above, where cash incentive bonuses were eliminated. 100% of each of our CEO and President's compensation beyond their base salaries is composed entirely of performance based RSUs that will vest at the end of 2019 if certain performance criteria are met. Any vested RSUs are subject to a post-vesting, three-year holding period such that no vested RSUs can be sold or transferred until the first quarter of 2023. Performance-vesting of the award is based equally on the compound annual growth rates of Leucadia's TSR, which is measured from the December 30, 2016 stock price of $23.25, and Leucadia's ROTDE, the annual, two- and three-year results of which are used to determine vesting.

If Leucadia's TSR and ROTDE annual compound growth rates are less than 4%, our Senior Executives will not receive any incentive compensation. If Leucadia's TSR and ROTDE grow between 4% and 8% on a compounded basis over the three-year measurement period, each of our Senior Executives will be eligible to receive between 846,882 and 1,693,766 RSUs related to the 2016 Plan and 537,634 and 1,075,268 RSUs related to the 2017 Plan. If TSR and ROTDE growth rates are greater than 8%, our Senior Executives are eligible to receive up to 50% additional incentive compensation on a pro rata basis up to 12% growth rates. When determining whether RSUs will vest, the calculation will be weighted equally between TSR and ROTDE. If TSR growth was below minimum thresholds, but ROTDE growth was above minimum thresholds, our Senior Executives would still be eligible to receive some number of vested RSUs based on ROTDE growth. The TSR award contains a market condition and compensation expense is recognized over the service period and will not be reversed if the market condition is not met. The ROTDE award contains a performance condition and compensation expense is recognized over the service period if it is determined that it is probable that the performance condition will be achieved.

The following table details the activity in RSUs related to the senior executive compensation plan during the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Target Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2015	—	$—
Grants	3,434	$9.68
Forfeited	—	$—
Balance at December 31, 2016	3,434	$9.68
Grants	2,221	$19.06
Forfeited	—	$—
Balance at December 31, 2017	5,655	$13.37
During 2017 and 2016, grants include approximately 70,000 and 47,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $21.04 and $13.63, respectively.

The Compensation Committee of the Leucadia Board of Directors approved an executive compensation plan effective January 1, 2018 that extends Leucadia’s current compensation plans for our Senior Executives for compensation years 2018, 2019 and 2020. For each Senior Executive, the Compensation Committee has targeted long-term compensation of $25.0 million per year under the plan with a target of $16.0 million in long-term equity in the form of RSUs and a target of $9.0 million long-term cash, subject to performance targets over the three-year measurement period for each compensation year. To receive targeted long-term equity, our Senior Executives will have to achieve 8% growth on an annual and multi-year compounded basis in Leucadia’s TSR and to receive targeted long-term cash, our Senior Executives will have to achieve 8% growth on an annual and multi-year compounded basis in Leucadia’s ROTDE. If TSR and ROTDE are less than 5%, our Senior Executives will receive no long-term compensation. If TSR and ROTDE growth rates are greater than 8%, our Senior Executives are eligible to receive up to 50% additional incentive compensation on a pro rata basis up to 12% growth rates.
Directors’ Plan
Upon completion of our combination with Jefferies, we also assumed the 1999 Directors' Stock Compensation Plan, as Amended and Restated July 25, 2013 (the "Directors' Plan"). Under the Directors’ Plan, we issue each nonemployee director of Leucadia $120,000 of restricted stock or RSUs each year. These grants are made on the date directors are elected or reelected at our annual shareholders’ meeting. These shares vest over three years from the date of grant and are expensed over the requisite service period.  At December 31, 2017, 321,026 common shares were issuable upon settlement of outstanding RSUs and 297,926 shares are available for future grants.
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

•
Senior Executive Warrant Plan.  The warrants to purchase 2,000,000 common shares that were granted in 2011 to each of our then Chairman and then President expired unexercised during the first quarter of 2016. We had recorded share-based compensation expense related to this grant of warrants of $1.0 million for the year ended December 31, 2015. No shares remain available for future grants under this warrant plan.

At December 31, 2017 and 2016, 331,312 and 641,478, respectively, of our common shares were reserved for stock options.

A summary of activity with respect to our stock options during the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Common Shares Subject to Option	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2015	1,640	$24.91
Granted	—	$—
Exercised	(2)	$21.66		$6
Cancelled	(977)	$24.88
Balance at December 31, 2015	661	$24.97
Granted	—	$—
Exercised	—	$—		$—
Cancelled	(20)	$30.49
Balance at December 31, 2016	641	$24.80
Granted	—	$—
Exercised	(20)	$22.75		$65
Cancelled	(290)	$26.98
Balance at December 31, 2017	331	$23.03	1 year	$1,156
Exercisable at December 31, 2017	264	$23.07	1 year	$911
Restricted Cash Awards.  Jefferies provides compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period. At December 31, 2017, the remaining unamortized amount of these awards was $481.6 million and is included within Other assets in the Consolidated Statement of Financial Condition.
Stock-Based Compensation Expense
Compensation and benefits expense included $48.4 million, $33.6 million and $74.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $17.3 million, $12.4 million and $27.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, total unrecognized compensation cost related to nonvested share-based compensation plans was $68.0 million; this cost is expected to be recognized over a weighted-average period of 1.7 years.
The net tax detriment related to share-based compensation plans recognized in additional paid-in capital was $4.2 million and $5.9 million during the years ended December 31, 2016 and 2015, respectively.
At December 31, 2017, there were 1,142,000 shares of restricted stock outstanding with future service required, 5,687,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 10,313,000 RSUs outstanding with no future service required and 887,000 shares issuable under other plans. Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 16,887,000.

Note 18.  Accumulated Other Comprehensive Income
Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income, net of taxes at December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015

Net unrealized gains on available for sale securities	$572,085	$561,497	$557,601
Net unrealized foreign exchange losses	(101,400)	(184,829)	(63,248)
Net unrealized losses in instrument specific credit risk	(34,432)	(6,494)	—
Net unrealized losses on cash flow hedges	(1,138)	—	—
Net minimum pension liability	(62,391)	(59,477)	(55,560)
	$372,724	$310,697	$438,793

For the years ended December 31, 2017 and 2016, significant amounts reclassified out of accumulated other comprehensive income to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
	2017	2016

Net unrealized gains on available for sale securities, net of income tax provision of $124 and $2	$212	$4	Net realized securities gains
Net unrealized foreign exchange losses, net of income tax provision of $1,086 and $0	(5,310)	—	Other income and other expenses
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(811) and $(700)	(1,748)	(1,534)	Compensation and benefits, which includes pension expense. See Note 19 for information on this component.
Other pension, net of income tax benefit of $(1,231) and $0	1,231	—	Income tax provision (benefit)
Total reclassifications for the period, net of tax	$(5,615)	$(1,530)

Note 19.  Pension Plans and Postretirement Benefits
U.S. Pension Plans
Pursuant to the agreement to sell one of our former subsidiaries, WilTel Communications Group, LLC, the responsibility for WilTel’s defined benefit pension plan was retained by us. All benefits under this plan were frozen as of October 30, 2005. Prior to the acquisition of Jefferies, Jefferies sponsored a defined benefit pension plan covering certain employees; benefits under that plan were frozen as of December 31, 2005.
Late in 2015, we launched a limited time voluntary lump sum offer to approximately 4,000 of the deferred vested participants of the WilTel plan. Approximately 2,400 participants accepted the lump sum offer and benefit payments totaling $110.7 million were paid out of plan assets. We also recorded a $40.7 million settlement charge in 2015 related to the participant acceptances.

A summary of activity with respect to both plans is as follows (in thousands):

	2017	2016
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$205,405	$207,025
Interest cost	8,119	8,464
Actuarial (gains) losses	6,644	(544)
Benefits paid	(8,911)	(9,540)
Projected benefit obligation, end of year	$211,257	$205,405

Change in plan assets:
Fair value of plan assets, beginning of year	$127,514	$117,719
Actual return on plan assets	22,192	2,947
Employer contributions	12,417	19,100
Benefits paid	(8,911)	(9,540)
Administrative expenses	(2,406)	(2,712)
Fair value of plan assets, end of year	$150,806	$127,514

Funded status at end of year	$(60,451)	$(77,891)
As of December 31, 2017 and 2016, $51.3 million and $58.9 million, respectively, of the net amount recognized in the Consolidated Statements of Financial Condition was reflected as a charge to Accumulated other comprehensive income (substantially all of which were cumulative losses) and $60.5 million and $77.9 million, respectively, was reflected as accrued pension cost.
The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) excluding taxes (in thousands):

	2017	2016	2015
Components of net periodic pension cost:
Interest cost	$8,119	$8,464	$12,958
Expected return on plan assets	(7,689)	(7,589)	(10,581)
Settlement charge	—	—	40,973
Actuarial losses	2,207	1,908	6,963
Net periodic pension cost	$2,637	$2,783	$50,313

Amounts recognized in other comprehensive income (loss):
Net (gain) loss arising during the period	$(5,453)	$6,811	$(24,186)
Settlement charge	—	—	(40,973)
Amortization of net loss	(2,207)	(1,908)	(6,963)
Total recognized in other comprehensive income (loss)	$(7,660)	$4,903	$(72,122)

Net amount recognized in net periodic benefit cost and other comprehensive income (loss)	$(5,023)	$7,686	$(21,809)
The amounts in Accumulated other comprehensive income at the end of each year have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2018 is $2.5 million.
We expect to pay $8.9 million of employer contributions in 2018.

We use a December 31 measurement date for the WilTel plan and a November 30 date for the Jefferies plan. The assumptions used are as follows:

	2017	2016
WilTel Plan
Discount rate used to determine benefit obligation	3.51%	3.85%
Weighted-average assumptions used to determine net pension cost:
Discount rate	3.85%	4.00%
Expected long-term return on plan assets	7.00%	7.00%

Jefferies Plan
Discount rate used to determine benefit obligation	3.60%	3.90%
Weighted-average assumptions used to determine net pension cost:
Discount rate	3.90%	4.10%
Expected long-term return on plan assets	6.25%	6.25%

The following pension benefit payments are expected to be paid (in thousands):

2018	$9,943
2019	9,915
2020	9,666
2021	9,577
2022	10,233
2023 – 2027	67,493
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
WilTel Plan Assets.  At December 31, 2017 and 2016, the WilTel plan assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2
2017
Cash and cash equivalents	$539	$539	$—
Growth Portfolio	65,625	—	65,625
Liability-Driven Investing Portfolio	31,693	—	31,693
Total	$97,857	$539	$97,318

2016
Cash and cash equivalents	$919	$919	$—
Growth Portfolio	51,852	—	51,852
Liability-Driven Investing Portfolio	24,751	—	24,751
Total	$77,522	$919	$76,603

The current investment objectives are designed to close the funding gap while mitigating funded status volatility through a combination of liability hedging and investment returns. As plan funded status improves, the asset allocation will move along a predetermined, de-risking glide path that reallocates capital from growth assets to liability-hedging assets in order to reduce funded status volatility and lock in funded status gains. Plan assets are split into two separate portfolios, each with different asset mixes and objectives:

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

To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.25% current expected inflation, 1.0% to 1.5% real rate of return for long duration risk free investments and an additional 1.0% to 1.5% return premium for corporate credit risk. For U.S. and international equity, we assume an equity risk premium over cash equals to 4.0%. We then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 7.0% expected long-term rate of return assumption for 2017.
Jefferies Plan Assets.  At December 31, 2017 and 2016, the Jefferies plan assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total (1)	Level 1	Level 2
2017
Common collective trusts	$52,949	$—	$52,949
Total	$52,949	$—	$52,949

2016
Cash and cash equivalents	$1,135	$1,135	$—
Listed equity securities (2)	32,342	32,342	—
Fixed income securities:
Corporate debt securities	4,906	—	4,906
Foreign corporate debt securities	1,835	—	1,835
U.S. government securities	5,370	5,370	—
Agency mortgage-backed securities	3,330	—	3,330
Commercial mortgage-backed securities	591	—	591
Asset-backed securities	483	—	483
Total	$49,992	$38,847	$11,145

(1) There are no plan assets classified within Level 3 of the fair value hierarchy.
(2) Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

Investment Policies and Strategies - Assets in the plan are invested under guidelines adopted by Jefferies Administrative Committee of the U.S. Pension Plan. Because the U.S. Pension Plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio take into account the nature and timing of future plan liabilities. The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation, which includes adequate diversification among assets classes.
In May 2017, Jefferies entered into an agreement with an external investment manager to invest and manage the plan’s assets under a strategy using a combination of two portfolios. The investment manager allocates the plan’s assets between a growth portfolio and a liability-driven portfolio according to certain target allocations and tolerance bands that are agreed to by Jefferies

Administrative Committee of the U.S. Pension Plan. Such target allocations will take into consideration the plan’s funded ratio. The manager will also monitor the strategy and, as the plan’s funded ratio changes over time, will rebalance the strategy, if necessary, to be within the agreed tolerance bands and target allocations. The portfolios are comprised of certain common collective investment trusts that are established and maintained by the investment manager.
German Pension Plan
In connection with the acquisition of Jefferies Bache from Prudential in 2011, Jefferies acquired a defined benefit pension plan located in Germany for the benefit of eligible employees of Jefferies Bache in that territory. The German pension plan has no plan assets and is therefore unfunded; however, Jefferies has purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts is included in Financial instruments owned - Trading assets in the Consolidated Statements of Financial Condition and has a fair value of $16.0 million and $15.2 million at December 31, 2017 and 2016, respectively. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by Jefferies. In connection with the acquisition, Prudential agreed that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to Jefferies by Prudential.
On December 28, 2017, a Liquidation Insurance Contract was entered into between Jefferies Bache Limited and Generali Lebensversicherung AG ("Generali") to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018 and which will release Jefferies from any and all obligations under the German Pension Plan. Subject to certain precedent conditions being fulfilled, this transaction is expected to be completed in the first quarter of 2018. In addition, on December 28, 2017, Jefferies entered into an agreement with Prudential under which it received $3.25 million as consideration for the release of Prudential by Jefferies from their indemnity relating to the German Pension Plan defined benefit pension obligations.
The provisions and assumptions used in the German pension plan are based on local conditions in Germany. Jefferies did not contribute to the plan during the year ended December 31, 2017.
The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$24,166	$23,545
Interest cost	426	529
Actuarial (gains) losses	(91)	1,157
Benefits paid	(1,233)	(1,104)
Currency adjustment	2,976	39
Projected benefit obligation, end of year	$26,244	$24,166

	2017	2016	2015
Components of net periodic pension cost:
Interest cost	$426	$529	$523
Net amortization	353	326	325
Net periodic pension cost	$779	$855	$848

The amounts in Accumulated other comprehensive income at December 31, 2017 and 2016 are charges of $5.3 million and $5.7 million, respectively. The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the years ended December 31, 2017 and 2016:

	2017	2016
Projected benefit obligation
Discount rate	1.80%	1.70%
Rate of compensation increase (1)	N/A	N/A

Net periodic pension benefit cost
Discount rate	1.70%	2.20%
Rate of compensation increase (1)	N/A	N/A
(1) There were no active participants in the plan at December 31, 2017 and 2016.
The following pension benefit payments are expected to be paid (in thousands):

2018	$1,303
2019	1,275
2020	1,329
2021	1,339
2022	1,320
2023 – 2027	6,571
Other
We have defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee’s salary. Amounts charged to expense related to such plans were $8.9 million, $9.6 million and $9.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Note 20.  Income Taxes
The provision for income taxes for continuing operations for each of the three years in the period ended December 31, 2017 was as follows (in thousands):

	2017	2016	2015
Current taxes:
U.S. Federal	$413	$(574)	$709
U.S. state and local	33,845	8,672	(25,308)
Foreign	14,654	(4,620)	3,504
Total current	48,912	3,478	(21,095)

Deferred taxes:
U.S. Federal	694,207	108,241	134,590
U.S. state and local	9,697	8,335	4,552
Foreign	8,151	2,055	(8,100)
Total deferred	712,055	118,631	131,042

Total income tax provision	$760,967	$122,109	$109,947

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that will impact many areas of taxation, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) the introduction of the base erosion anti-abuse tax, a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income; (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of foreign tax credits to reduce U.S. income tax liability; (10) limitations on NOLs generated after December 31, 2017, to 80% of taxable income; (11) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over 8 years; and (12) bonus depreciation that will allow for full expensing of qualified property.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. SAB 118 provides a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined: and (3) where a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law prior to the enactment of the Tax Act.

Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in the financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is complex and we continue to assess the impact that various provisions will have on our business.

Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting for the deferred tax asset remeasurements, the transition tax, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. In connection with our initial analysis, we have recorded a discrete tax expense of $450.5 million as a provisional estimate of the impact of the Tax Act, including the portion related to Jefferies, during 2017 increasing our effective tax rate by 44.4% to 75.1%. This provisional estimate primarily consists of a $415.0 million expense related to the revaluation of our deferred tax asset and a $35.5 million expense related to the deemed repatriation of foreign earnings. Additionally, for the year ended December 31, 2017, our provision for income taxes was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits.

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

The following table presents the U.S. and non-U.S. components of income from continuing operations before income taxes for each of the three years in the period ended December 31, 2017 (in thousands):

	2017	2016	2015

U.S.	$944,014	$337,374	$336,856
Non-U.S. (1)	69,800	(20,944)	19,680
Income from continuing operations before income taxes	$1,013,814	$316,430	$356,536

(1)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

For each of the three years in the period ended December 31, 2017, income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to income from continuing operations before income taxes as a result of the following (dollars in thousands):

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent

Computed expected federal income tax	$354,835	35.0%	$110,751	35.0%	$124,788	35.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	19,938	2.0	1,045	0.3	(6,928)	(1.9)
International operations (including foreign rate differential)	(11,577)	(1.1)	(3,137)	(1.0)	(11,474)	(3.2)
Increase (decrease) in valuation allowance	—	—	2,825	0.9	(13,227)	(3.7)
Permanent differences	7,474	0.7	7,523	2.4	13,892	3.9
Tax exempt income	(3,850)	(0.4)	(4,640)	(1.5)	(6,789)	(1.9)
Foreign tax credits	(32,974)	(3.2)	—	—	(7,240)	(2.0)
(Income) loss allocated to noncontrolling interest, not subject to tax	(28,392)	(2.8)	(22,512)	(7.1)	11,039	3.1
Excess stock detriment	161	—	24,907	7.9	—	—
Revaluation of deferred tax asset	415,000	40.9	—	—	—	—
Transition tax	35,500	3.5	—	—	—	—
Other	4,852	0.5	5,347	1.7	5,886	1.5
Actual income tax provision	$760,967	75.1%	$122,109	38.6%	$109,947	30.8%

The following table presents a reconciliation of gross unrecognized tax benefits for each of the three years in the period ended December 31, 2017 (in thousands):

	2017	2016	2015

Balance at beginning of period	$148,848	$150,867	$148,590
Increases based on tax positions related to the current period	18,619	5,045	3,475
Increases based on tax positions related to prior periods	10,358	3,697	22,030
Decreases based on tax positions related to prior periods	(8,805)	(9,414)	(15,349)
Decreases related to settlements with taxing authorities	—	(1,347)	(7,879)
Balance at end of period	$169,020	$148,848	$150,867

Net interest expense related to unrecognized tax benefits was $9.7 million, $8.6 million and $4.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, we had interest accrued of approximately $57.4 million and $47.7 million, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the years ended December 31, 2017 and 2016.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2012. Our 2013 federal tax return is currently under examination by the Internal Revenue Service. Our New York State and New York City income tax returns are currently being audited for the 2012 to 2014 period and 2011 to 2012 period, respectively. Prior to becoming a wholly-owned subsidiary, Jefferies filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions. Jefferies is currently under examination by the Internal Revenue Service and other major tax jurisdictions. The statute of limitations with respect to Jefferies federal income tax returns has expired for all years through 2012.

We do not expect that resolution of these examinations will have a significant effect on our consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs. Over the next twelve months, we believe it is reasonably possible that various tax examinations will be concluded and statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $14.0 million. If recognized, the total amount of unrecognized tax benefits reflected in the table above would lower our effective income tax rate.

The principal components of deferred taxes at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax asset:
Net operating loss carryover	$599,839	$1,262,584
Compensation and benefits	213,340	309,100
Long-term debt	11,799	54,102
Other assets	97,061	155,028
Tax credits	93,026	10,749
Securities valuation reserves	3,012	12,345
Intangible assets, net and goodwill	270	311
Other liabilities	21,605	39,188
	1,039,952	1,843,407
Valuation allowance	(93,758)	(106,042)
	946,194	1,737,365
Deferred tax liability:
Unrealized gains on investments	(8,060)	(998)
Amortization of intangible assets	(71,583)	(107,437)
Property and equipment	(8,209)	(14,228)
Investment in FXCM	(37,942)	(117,594)
Transition tax	(35,165)	—
Other	(41,424)	(35,293)
	(202,383)	(275,550)
Net deferred tax asset	$743,811	$1,461,815
As of December 31, 2017, we have consolidated U.S. federal NOLs of $1.2 billion that may be used to offset the taxable income of any member of our consolidated tax group. In addition, we have $1.2 billion of U.S. federal NOLs that are only available to offset the taxable income of certain subsidiaries. Federal NOLs begin to expire in 2023, with a substantial amount expiring between 2023 and 2025. We have various state NOLs that expire at different times, which are reflected in the above table to the extent our estimate of future taxable income will be apportioned to those states. We have gross foreign net operating loss carryforwards of approximately $68.6 million. There is a valuation allowance with respect to $10.0 million of these foreign net operating loss carryforwards. Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.
Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, our certificate of incorporation includes a charter restriction that prohibits transfers of our common stock under certain circumstances.
We are currently evaluating the impact of the Tax Act on our indefinite reinvestment assertion. At December 31, 2016, we had approximately $157.0 million of earnings attributable to foreign subsidiaries that were indefinitely reinvested abroad and for which no U.S. federal income tax provision had been recorded. Accordingly, deferred tax liabilities of approximately $55.0 million had not been recorded with respect to these earnings at December 31, 2016.

Note 21.  Net Realized Securities Gains (Losses)
The following summarizes net realized securities gains (losses) for each of the three years in the period ended December 31, 2017 (in thousands):

	2017	2016	2015

Net realized gains (losses) on securities	$13	$(286)	$14,112
Other (1)	23,015	29,828	48,845
	$23,028	$29,542	$62,957

(1) In 2017, primarily relates to a $19.7 million security gain from an investment in a non-public security. In 2015, primarily relates to a recovery of $35.0 million of an investment in a non-public security written down in prior years.
Proceeds from sales of investments classified as available for sale were $0.4 billion, $0.5 billion and $1.9 billion during 2017, 2016 and 2015, respectively. Gross gains of $16.9 million and gross losses of $2.8 million were realized on these sales during 2015. Gross gains and gross losses for 2017 and 2016 were not material.
Note 22.  Other Results of Operations Information
Other revenue for each of the three years in the period ended December 31, 2017 consists of the following (in thousands):

	2017	2016	2015

Manufacturing revenues	$326,197	$412,826	$391,920
Losses from managed funds	(8,118)	(69,038)	(37,237)
Asset management fees	28,831	29,492	34,777
Dividend income	(452)	3,856	5,482
Income from associated companies classified as other revenues	75,889	17,184	75,717
Revenues of oil and gas production and development businesses	61,541	49,890	45,939
Gain on sale of Conwed	178,236	—	—
Other	86,384	43,976	32,630
	$748,508	$488,186	$549,228
Taxes, other than income or payroll, amounted to $39.6 million, $35.4 million and $21.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Advertising costs amounted to $21.6 million, $20.0 million and $18.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 23.  Common Shares and Earnings Per Common Share
Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

Numerator for earnings per share:
Net income attributable to Leucadia National Corporation common shareholders	$167,351	$125,938	$279,587
Allocation of earnings to participating securities (1)	(610)	(574)	(4,711)
Net income attributable to Leucadia National Corporation common shareholders for basic earnings per share	166,741	125,364	274,876
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(14)	(19)	(34)
Mandatorily redeemable convertible preferred share dividends	—	—	—
Net income attributable to Leucadia National Corporation common shareholders for diluted earnings per share	$166,727	$125,345	$274,842

Denominator for earnings per share:
Denominator for basic earnings per share – weighted-average shares	368,197	371,211	372,430
Stock options	24	—	1
Senior executive compensation plan awards	2,480	307	—
Mandatorily redeemable convertible preferred shares	—	—	—
Denominator for diluted earnings per share	370,701	371,518	372,431

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted-average shares of 1,401,000, 1,986,800 and 6,500,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Dividends declared on participating securities during the years ended December 31, 2017, 2016 and 2015 were $0.4 million, $0.4 million and $1.5 million, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Options to purchase 656,894 and 1,000,137 weighted-average shares of common stock were outstanding during the years ended December 31, 2016 and 2015, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive. Amounts for 2017 were not material.
For the years ended December 31, 2016 and 2015, weighted-average common shares of 923,077 and 4,000,000, respectively, related to outstanding warrants to purchase common shares at $33.33 per share, were not included in the computation of diluted per share amounts as the effect was antidilutive. The warrants expired in the first quarter of 2016.
For the years ended December 31, 2017, 2016 and 2015, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. For the years ended December 31, 2017, 2016 and 2015, 4,162,200 shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.
The Board of Directors from time to time has authorized the repurchase of our common shares. At December 31, 2017, we are authorized to repurchase 12,500,000 common shares.

Note 24.  Commitments, Contingencies and Guarantees
Commitments
We and our subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to twenty-two years. Rental expense (net of sublease rental income) was $80.8 million, $80.4 million and $84.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at December 31, 2017 are as follows (in thousands):

2018	$94,734
2019	84,110
2020	68,195
2021	62,507
2022	59,844
Thereafter	638,441
1,007,831
Less: sublease income	(29,633)
$978,198
Effective December 30, 2004, National Beef finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, National Beef committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $4.9 million remains as of December 31, 2017. Payments under the commitment will be approximately $0.8 million in each of the years 2018 through 2019, with the remaining balance of $3.3 million to be paid in subsequent years.
The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Maximum Payout

Equity commitments (1)	$33.5	$0.2	$18.7	$—	$125.8	$178.2
Loan commitments (1)	277.7	—	56.5	—	—	334.2
Mortgage-related and other purchase commitments	—	177.7	—	—	—	177.7
Underwriting commitments	11.0	—	—	—	—	11.0
Forward starting reverse repos (2)	3,211.1	—	—	—	—	3,211.1
Forward starting repos (2)	2,987.9	—	—	—	—	2,987.9
Other unfunded commitments (1)	218.8	122.9	18.3	153.0	—	513.0
	$6,740.0	$300.8	$93.5	$153.0	$125.8	$7,413.1

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At December 31, 2017, $3,207.4 million within forward starting securities purchased under agreements to resell and $2,982.8 million within securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director. As of December 31, 2017, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $22.0 million.
See Note 10 for additional information regarding Jefferies investment in Jefferies Finance.

Our equity commitments also include our commitment to invest in 54 Madison, a fund which targets real estate projects. We plan to invest a cumulative total of $202.5 million to this fund, of which we have already contributed $144.8 million. Capital commitments are contingent upon approval of the related investment by the investment committee, of which we have two of the four seats. Through December 31, 2017, approved unfunded commitments totaled $28.0 million.
Additionally, as of December 31, 2017, we have other equity commitments to invest up to $14.4 million in various other investments.
Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. As of December 31, 2017, Jefferies has $68.3 million of outstanding loan commitments to clients.
Loan commitments outstanding as of December 31, 2017, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At December 31, 2017, none of Jefferies $250.0 million commitment was funded.
In August 2014, we and Solomon Kumin established Folger Hill; we committed to provide Folger Hill with a three-year, $20.0 million revolving credit facility to fund its start-up and initial operating expenses. During the third quarter of 2017, the facility was amended to extend the maturity date until December 31, 2018 and to provide for an optional termination right for the Company with ten days prior written notice. As of December 31, 2017, $10.2 million has been provided to Folger Hill under the revolving credit facility.
Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at December 31, 2017 was $37.6 million.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of December 31, 2017 (in millions):

	Expected Maturity Date
Guarantee Type	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$24,454.8	$2,420.2	$150.5	$45.9	$466.3	$27,537.7
Written derivative contracts – credit related	—	42.0	20.5	155.7	—	218.2
Total derivative contracts	$24,454.8	$2,462.2	$171.0	$201.6	$466.3	$27,755.9
The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework. Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $243.6 million as of December 31, 2017.
Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. As of December 31, 2017, the aggregate amount of commercial paper outstanding was $1.47 billion.
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
Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire. Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed. Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains. The primary lease expires in 2018 and the aggregate amount of lease obligation as of December 31, 2017 was approximately $9.8 million. Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.
Standby Letters of Credit.  At December 31, 2017, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $51.8 million. Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $15.0 million at December 31, 2017. Primarily all letters of credit expire within one year.

Note 25.  Net Capital Requirements
Jefferies operates as a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dully-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the CFTC which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. In November 2017, Jefferies Execution Services, Inc. merged with and into Jefferies LLC, with Jefferies LLC as the surviving entity.

Jefferies LLC’s net capital and excess net capital as of December 31, 2017 were $1,418.9 million and $1,330.2 million, respectively.

FINRA is the designated examining authority for Jefferies U.S. broker-dealer and the NFA is the designated self-regulatory organization for Jefferies LLC as an FCM.
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
Note 26.  Other Fair Value Information
The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Other Assets:
Notes and loans receivable (1)	$579,071	$565,285	$962,938	$958,377

Financial Liabilities:
Short-term borrowings (2)	412,891	412,891	525,842	525,842
Long-term debt (3)	7,278,827	7,678,210	7,131,587	7,221,459

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

Note 27.  Related Party Transactions
Jefferies Capital Partners Related Funds.  Jefferies has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds"). Reflected in our Consolidated Statements of Financial Condition at December 31, 2017 and 2016 are Jefferies equity investments in Private Equity Related Funds of $23.7 million and $37.7 million, respectively. Net losses aggregating $11.7 million, $2.3 million and $26.2 million were recorded in Other revenues related to the Private Equity Related Funds for the years ended December 31, 2017, 2016 and 2015, respectively. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 9 and 24.
Berkadia Commercial Mortgage, LLC.  At December 31, 2017 and 2016, Jefferies has commitments to purchase $864.1 million and $817.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.
Officers, Directors and Employees.  We have $45.6 million and $41.2 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at December 31, 2017 and 2016, respectively. Receivables from and payables to customers include balances arising from officers, directors and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. At December 31, 2016, Jefferies provided a guarantee of a credit agreement for a private equity fund owned by Jefferies employees and in April 2017 this guarantee was terminated.
National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef. Under this agreement, National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. National Beef obtained approximately 24% and 27% of its cattle requirements under this agreement during 2017 and 2016, respectively.
National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products. During the year ended December 31, 2017, sales to this affiliate were $31.7 million and purchases were $13.4 million. During the year ended December 31, 2016, sales to this affiliate were $30.9 million and purchases were $14.8 million. At December 31, 2017 and 2016, amounts due from and payable to these related parties were not significant.
HomeFed.  During 2014, we sold to HomeFed substantially all of our then owned real estate properties and operations as well as cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares. As discussed in Note 10, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at December 31, 2017. Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed’s Chairman, and our President.
54 Madison. At December 31, 2016, approximately $230.2 million, of long-term debt held by 54 Madison is owed to minority owners of 54 Madison. The interest rate on these long-term notes range between 4.2% and 6.0%. As a result of the sale of our interest in the general partner during 2017, the 54 Madison fund has been deconsolidated and is reflected in Loans to and investments in associated companies at December 31, 2017.
In the first quarter of 2016, 54 Madison purchased the equity interests in a real estate investment from a minority owner of 54 Madison for $86.5 million.
See Note 10 for information on transactions with Jefferies Finance and Jefferies LoanCore.

Note 28.  Discontinued Operations and Assets Held for Sale
In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE:SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. At December 31, 2016, the net book value of our investment in Conwed was $100.6 million. A pre-tax gain of $178.2 million (net of working capital adjustments) was recognized during the year ended December 31, 2017. The sale of Conwed did not meet the GAAP criteria to be classified as a discontinued operation.
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
Note 29.  Segment Information
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
Corporate and other assets primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies deferred tax asset), cash and cash equivalents. Corporate and other revenues primarily consist of interest, other income and net realized securities gains and losses. We do not allocate Corporate and other revenues or overhead expenses to the operating units.
All other consists of our other financial services businesses and investments and our other merchant banking businesses and investments. Our other financial services businesses and investments include the Leucadia Asset Management platform, Foursight Capital, and our investments in Berkadia, FXCM and HomeFed. Our other merchant banking businesses and investments primarily include Idaho Timber, Conwed, Vitesse, JETX, and our investments in HRG, Garcadia, Linkem and Golden Queen.
Certain information concerning our segments for the years ended December 31, 2017, 2016 and 2015 is presented in the following table. Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired. As discussed above, Jefferies is reflected in our consolidated financial statements utilizing a one month lag.

	2017	2016	2015
		(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$3,207,097	$2,421,055	$2,476,133
National Beef	7,358,948	7,027,243	7,402,419
Corporate and other	62,847	88,590	78,122
Total net revenues related to reportable segments	10,628,892	9,536,888	9,956,674
All other (1)	807,501	525,729	950,784
Intercompany eliminations (2)	—	—	(21,000)
Total consolidated net revenues	$11,436,393	$10,062,617	$10,886,458

Income (loss) from continuing operations before income taxes:
Reportable Segments:
Jefferies	$527,804	$43,508	$119,165
National Beef	407,312	329,022	(123,915)
Corporate and other	(78,926)	18,386	(44,295)
Income (loss) from continuing operations before income taxes related to reportable segments	856,190	390,916	(49,045)
All other (1)	216,567	(15,605)	492,762
Parent Company interest	(58,943)	(58,881)	(87,181)
Total consolidated income from continuing operations before income taxes	$1,013,814	$316,430	$356,536

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$62,668	$60,206	$92,165
National Beef	98,515	94,482	89,317
Corporate and other	5,178	3,619	3,744
Total depreciation and amortization expenses related to reportable segments	166,361	158,307	185,226
All other	42,549	53,286	38,907
Total consolidated depreciation and amortization expenses	$208,910	$211,593	$224,133

Identifiable assets employed:
Reportable Segments:
Jefferies (3)	$39,575,732	$36,992,096	$38,607,786
National Beef	1,460,539	1,498,317	1,514,249
Corporate and other	2,006,536	1,935,118	1,777,199
Identifiable assets employed related to reportable segments	43,042,807	40,425,531	41,899,234
All other	4,196,622	4,728,457	4,581,673
Intercompany eliminations	(70,321)	(82,681)	(149,723)
Total consolidated assets	$47,169,108	$45,071,307	$46,331,184

(1)
All other revenue and income from continuing operations before income taxes include $23.2 million and $(154.5) million, respectively, of realized and unrealized gains (losses) relating to our investment in FXCM for the year ended December 31, 2017. All other revenue and income from continuing operations before income taxes include $(54.6) million and $491.3 million of realized and unrealized gains (losses) relating to our investment in FXCM for the years ended December 31, 2016 and 2015, respectively.

(2)	Revenue intercompany elimination for 2015 relates to an investment banking and advisory fee paid to Jefferies in connection with our entering into the agreement with FXCM.

(3)	At December 31, 2017, 2016 and 2015, includes $213.0 million, $337.6 million and $320.2 million, respectively, of Jefferies deferred tax asset, net.

Net revenues for Jefferies are recorded in the geographic region in which the position was risk-managed, in the case of investment banking, in which the senior coverage banker is located, or for asset management, according to the location of the investment advisor. Net revenues by geographic region for Jefferies for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015

Americas (1)	$2,611,729	$1,876,796	$1,887,899
Europe (2)	489,583	458,046	510,044
Asia	105,785	86,213	78,190
	$3,207,097	$2,421,055	$2,476,133

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.
Approximately 88.8%, 89.2% and 89.5% of National Beef's revenues for the years ended December 31, 2017, 2016 and 2015, respectively, relate to sales made in the U.S. The remainder of National Beef's revenues primarily relate to sales made in Asia. Consolidated net revenues exclusive of Jefferies and National Beef principally relate to the U.S. for 2017, 2016 and 2015.
Net realized securities gains for Corporate and other aggregated $23.0 million, $16.4 million and $63.0 million during 2017, 2016 and 2015, respectively.
Interest expense classified as a component of Net revenues relates to Jefferies. For the years ended December 31, 2017, 2016 and 2015, interest expense classified as a component of Expenses was primarily comprised of National Beef ($6.7 million, $12.9 million and $16.6 million, respectively), parent company interest ($58.9 million, $58.9 million and $87.2 million, respectively) and all other ($42.2 million, $36.9 million and $12.0 million, respectively).
Note 30.  Exit Costs

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

Severance costs and amortization of restricted stock and restricted cash awards are recorded as Compensation and benefits, amortization of capitalized software is recorded as Depreciation and amortization and contract termination costs are recorded as Selling, general and other expenses in the Consolidated Statements of Operations.

Note 31.  Selected Quarterly Financial Data (Unaudited)

	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
	(In thousands, except per share amounts)
2017
Net revenues	$2,867,982	$2,732,380	$2,896,522	$2,939,509
Income (loss) from continuing operations	$293,923	$74,062	$136,767	$(251,905)
Net (income) loss attributable to the noncontrolling interest	$523	$1,446	$(28)	$1,514
Net income attributable to the redeemable noncontrolling interests	$(12,022)	$(16,300)	$(36,216)	$(20,038)
Preferred stock dividends	$(1,016)	$(1,015)	$(1,172)	$(1,172)
Net income (loss) attributable to Leucadia National Corporation common shareholders	$281,408	$58,193	$99,351	$(271,601)

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$0.76	$0.16	$0.27	$(0.74)
Number of shares used in calculation	369,267	369,212	367,828	366,000

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$0.75	$0.16	$0.27	$(0.74)
Number of shares used in calculation	375,721	371,552	370,198	366,000

2016
Net revenues	$2,015,106	$2,625,358	$2,676,375	$2,745,778
Income (loss) from continuing operations	$(218,602)	$70,612	$176,206	$166,105
Net (income) loss attributable to the noncontrolling interest	$1,052	$760	$1,870	$(2,256)
Net income attributable to the redeemable noncontrolling interests	$(4,314)	$(13,068)	$(22,702)	$(25,662)
Preferred stock dividends	$(1,016)	$(1,015)	$(1,016)	$(1,016)
Net income (loss) attributable to Leucadia National Corporation common shareholders	$(222,880)	$57,289	$154,358	$137,171

Basic earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$(0.60)	$0.15	$0.41	$0.37
Number of shares used in calculation	372,367	372,556	370,404	369,299

Diluted earnings (loss) per common share attributable to Leucadia National Corporation common shareholders:
Net income (loss)	$(0.60)	$0.15	$0.41	$0.37
Number of shares used in calculation	372,367	372,556	374,567	374,693
(1) The first quarter of 2017 includes a pre-tax gain of $179.9 million related to the sale of Conwed Plastics, revenue of $175.2 million related to the increase in fair value of our investment in HRG and a pre-tax charge of $130.2 million related to an impairment of our equity investment in FXCM.

Net revenues for the first quarter of 2016 were impacted by a volatile and turbulent period in the capital markets, which primarily impacted Jefferies and our other market sensitive businesses. Net revenues in the first quarter of 2016 include losses of $82.2 million from Jefferies investment in two equity block positions, including KCG, and a loss of $53.2 million from a decline in fair value of our FXCM investment. The first quarter of 2016 also includes revenue of $65.6 million related to the increase in a corporate trading asset held at fair value.

(2) The second quarter of 2017 includes losses of $75.0 million from a decrease in fair value of our investment in HRG and revenue of $95.8 million from an increase in fair value of Jefferies investment in KCG.

Net revenues in the second quarter of 2016 includes revenue of $55.8 million from an increase in fair value of Jefferies investment in KCG and a loss of $47.9 million from a decline in fair value of our FXCM investment.

(3) The third quarter of 2017 includes losses of $97.9 million from a decrease in fair value of our investment in HRG.

The third quarter of 2016 includes revenue of $91.8 million from an increase in fair value of our investment in HRG and revenue of $42.7 million from an increase in fair value of our FXCM investment. The third quarter of 2016 also includes a pre-tax charge of $55.0 million related to an impairment of JETX's unproved oil and gas properties in the East Eagle Ford and Houston County.

(4) As discussed further in Note 20, the fourth quarter of 2017 includes a discrete tax charge of $450.5 million as a provisional estimate of the impact of the Tax Act. This provisional estimate primarily consists of a $415.0 million expense related to the revaluation of our deferred tax assets and a $35.5 million expense related to the deemed repatriation of foreign earnings.
In 2017 and 2016, the totals of quarterly per share amounts may not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule I - Condensed Financial Information of Registrant
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition
December 31, 2017 and 2016
(Dollars in thousands, except par value)

	2017	2016
ASSETS
Cash and cash equivalents	$12,317	$105,222
Financial instruments owned:
Trading assets, at fair value	200,804	223,218
Available for sale securities	16,378	15,635
Total financial instruments owned	217,182	238,853
Investments in subsidiaries	18,615,819	18,412,037
Advances to subsidiaries	542,976	235,879
Investments in associated companies	288,382	273,518
Deferred tax asset, net	205,773	346,684
Other assets	8,815	13,993
Total	$19,891,264	$19,626,186

LIABILITIES
Accrued interest payable	$11,447	$11,447
Pension liabilities	52,841	69,152
Other payables, expense accruals and other liabilities	31,919	39,284
Advances from subsidiaries	8,575,079	8,265,312
Long-term debt	989,021	987,891
Total liabilities	9,660,307	9,373,086

Commitments and contingencies

MEZZANINE EQUITY
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 356,227,038 and 359,425,061 shares issued and outstanding, after deducting 60,165,980 and 56,947,654 shares held in treasury	356,227	359,425
Additional paid-in capital	4,676,038	4,812,587
Accumulated other comprehensive income	372,724	310,697
Retained earnings	4,700,968	4,645,391
Total Leucadia National Corporation shareholders’ equity	10,105,957	10,128,100

Total	$19,891,264	$19,626,186

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Operations
For the years ended December 31, 2017, 2016 and 2015
(In thousands, except per share amounts)

	2017	2016	2015
Revenues:
Principal transactions	$(9,754)	$16,735	$491,341
Other	277	2,300	1,477
Total revenues	(9,477)	19,035	492,818

Expenses:
Compensation and benefits	47,462	39,693	58,899
WilTel pension	2,957	2,989	50,836
Interest	58,943	58,881	87,181
Intercompany interest expense	361,446	293,527	241,906
Selling, general and other expenses	20,821	19,244	26,784
	491,629	414,334	465,606
Income (loss) from continuing operations before income taxes, income related to associated companies and equity in earnings of subsidiaries	(501,106)	(395,299)	27,212
Income related to associated companies	3,183	21,195	3,479
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(497,923)	(374,104)	30,691
Income tax provision (benefit)	(47,329)	(117,699)	267
Income (loss) from continuing operations before equity in earnings of subsidiaries	(450,594)	(256,405)	30,424
Equity in earnings of subsidiaries, net of taxes	622,320	386,406	247,704
Income from continuing operations	171,726	130,001	278,128
Equity in income from discontinued operations, net of taxes	—	—	429
Equity in gain on disposal of discontinued operations, net of taxes	—	—	5,093
Net income	171,726	130,001	283,650
Preferred stock dividends	(4,375)	(4,063)	(4,063)
Net income attributable to Leucadia National Corporation common shareholders	$167,351	$125,938	$279,587

Basic earnings per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.45	$0.34	$0.73
Income from discontinued operations	—	—	—
Gain on disposal of discontinued operations	—	—	0.01
Net income	$0.45	$0.34	$0.74

Diluted earnings per common share attributable to Leucadia National Corporation common shareholders:
Income from continuing operations	$0.45	$0.34	$0.73
Income from discontinued operations	—	—	—
Gain on disposal of discontinued operations	—	—	0.01
Net income	$0.45	$0.34	$0.74

Dividends per common share	$0.325	$0.250	$0.250

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Comprehensive Income (Loss)
For the years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015

Net income	$171,726	$130,001	$283,650
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $3,450, $2,262 and $(5,029)	5,923	3,900	(9,057)
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $124, $2 and $6,068	(212)	(4)	(10,930)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $3,326, $2,260 and $(11,097)	5,711	3,896	(19,987)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $14,616, $(3,530) and $(5,174)	78,493	(121,581)	(36,477)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $1,086, $0 and $0	5,310	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $13,530, $(3,530) and $(5,174)	83,803	(121,581)	(36,477)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(13,215), $(4,251) and $0	(21,394)	(6,494)	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(13,215), $(4,251) and $0	(21,394)	(6,494)	—

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $(593), $0 and $0	(936)	—	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $(593), $0 and $0	(936)	—	—

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $2,018, $(2,516) and $7,152	3,526	(5,451)	17,073
Less: reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(2,042), $(700) and $(17,159)	517	1,534	31,102
Net change in pension liability benefits, net of income tax provision (benefit) of $4,060, $(1,816) and $24,311	4,043	(3,917)	48,175

Other comprehensive income (loss), net of income taxes	71,227	(128,096)	(8,289)

Comprehensive income	242,953	1,905	275,361
Preferred stock dividends	(4,375)	(4,063)	(4,063)
Comprehensive income (loss) attributable to Leucadia National Corporation common shareholders	$238,578	$(2,158)	$271,298
See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
LEUCADIA NATIONAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net cash flows from operating activities:
Net income	$171,726	$130,001	$283,650
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision (benefit)	116,942	(12,220)	(2,457)
Accretion of interest	975	921	1,788
Share-based compensation	48,384	33,597	74,087
Equity in earnings of subsidiaries	(622,320)	(386,406)	(253,226)
Income related to associated companies	(3,183)	(21,195)	(3,479)
Distributions from associated companies	5,641	1,861	312
Change in estimated litigation reserve	—	—	(88,500)
Net change in:
Trading assets	22,415	(40,235)	(615,768)
Other assets	1,250	(708)	(49,006)
Accrued interest payable	—	—	(10,982)
Pension liabilities	(8,461)	(13,111)	49,835
Other payables, expense accruals and other liabilities	(7,763)	(23,218)	558
Income taxes receivable/payable, net	(164,684)	(90,898)	6,640
Other	2,316	1,262	5,110
Net cash used for operating activities	(436,762)	(420,349)	(601,438)

Net cash flows from investing activities:
Investments in subsidiaries	(365,381)	(427,933)	(637,400)
Distributions from subsidiaries	753,193	868,612	119,695
Advances on notes, loans and other receivables	—	—	(279,000)
Collections on notes, loans and other receivables	—	16,233	144,652
Investments in associated companies	(45,457)	(11,611)	(8,101)
Capital distributions from associated companies	2,796	1,501	1,317
Purchases of investments (other than short-term)	(1,316)	(2,242)	(7,968)
Other	1,886	150	276
Net cash provided by (used for) investing activities	345,721	444,710	(666,529)

Net cash flows from financing activities:
Repayment of debt	—	—	(458,641)
Advances from (to) subsidiaries, net	214,519	265,762	1,943,961
Issuance of common shares	1,501	1,062	1,223
Purchase of common shares for treasury	(100,477)	(95,020)	(125,754)
Dividends paid	(117,407)	(91,296)	(92,550)
Net cash provided by (used for) financing activities	(1,864)	80,508	1,268,239

Net increase (decrease) in cash and cash equivalents	(92,905)	104,869	272

Cash and cash equivalents at January 1,	105,222	353	81

Cash and cash equivalents at December 31,	$12,317	$105,222	$353

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

The Parent Company Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (" GAAP"). The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Significant Accounting Policies, in the Company's consolidated financial statements included in the 2017 10-K.

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

2. Cash Flows

Supplemental cash flow information related to the Parent Company for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Cash paid during the year for:
Interest	$57,813	$57,813	$95,074
Income tax payments (refunds), net	$1,440	$(10,199)	$(2,332)

Non-cash investing activities:
Investments contributed to subsidiary	$25,328	$423,009	$—
Investments transferred from subsidiary	$—	$2,022	$—
Dividends received from subsidiaries	$32,792	$—	$—

3. Transactions with Subsidiaries

The Parent Company has transactions with its equity method subsidiaries, many of which are structured as interest bearing advances to/from its subsidiaries. Intercompany interest expense primarily reflects the interest on funding advances incurred by the Parent to its wholly-owned subsidiary which holds assets related to its treasury function. Interest is incurred on funding advances based on the prime rate plus .125%. Although there is frequent cash movement between these subsidiaries and the Parent, they do not represent cash dividends. As such, the Parent Company received no cash dividends from its subsidiaries during the three years ended December 31, 2017.

Historically, excess cash was provided to the Parent Company by its subsidiaries in the form of loans rather than as distributions. Through a series of steps, the Parent Company is reducing these intercompany loans to zero. From January 1, 2018 through February 15, 2018, the Parent Company received non-cash dividends totaling $7.9 billion from its subsidiaries. Of this amount, $7.9 billion will be reflected as a decrease in our Investment in subsidiaries, $0.2 billion will be reflected as a decrease to Advances to subsidiaries and $8.1 billion will be reflected as a decrease to Advances from subsidiaries.

4. Commitments, Contingencies and Guarantees

In the normal course of its business, the Parent Company has various commitments, contingencies and guarantees as described in Note 24, Commitments, Contingencies and Guarantees, and Note 16, Mezzanine Equity, in the Company's consolidated financial statements.

5. Restricted Net Assets

For a discussion of the Company's regulatory requirements, see Note 25, Net Capital Requirements, in the Company's consolidated financial statements. Some of the Company's consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the Parent Company.

At December 31, 2017 and 2016, $6.1 billion and $6.0 billion, respectively, of net assets of the Parent Company's consolidated subsidiaries are restricted as to the payment of cash dividends, or the ability to make loans or advances to the Parent Company. At December 31, 2017 and 2016, $5.1 billion and $4.8 billion, respectively, of these net assets are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the Parent Company.

Included in retained earnings of the Parent Company at December 31, 2017 are $202.9 million of undistributed earnings of unconsolidated associated companies. For further information, see Note 10, Loans to and Investments in Associated Companies, in the Company's consolidated financial statements.