Form 10-Q
period 2018-03-31
LEUCADIA NATIONAL CORP
filed 2018-05-02
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock at May 1, 2018 was 344,540,975.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2018 and December 31, 2017
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$5,144,625	$5,275,480
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	802,693	578,014
Financial instruments owned, including securities pledged of $10,861,294 and $10,842,051:
Trading assets, at fair value	17,346,648	16,082,676
Available for sale securities	690,745	716,561
Total financial instruments owned	18,037,393	16,799,237
Loans to and investments in associated companies	2,233,070	2,066,829
Securities borrowed	7,300,171	7,721,803
Securities purchased under agreements to resell	2,983,945	3,689,559
Receivables	6,710,631	5,419,015
Property, equipment and leasehold improvements, net	754,668	750,403
Intangible assets, net and goodwill	2,450,957	2,463,180
Deferred tax asset, net	777,138	743,811
Other assets	1,806,203	1,661,777
Total assets (1)	$49,001,494	$47,169,108

LIABILITIES
Short-term borrowings	$468,046	$436,215
Trading liabilities, at fair value	9,992,014	8,454,965
Securities loaned	2,372,473	2,843,911
Securities sold under agreements to repurchase	8,250,339	8,660,511
Other secured financings	1,254,893	1,029,485
Payables, expense accruals and other liabilities	7,336,062	7,167,666
Long-term debt	8,499,724	7,885,783
Total liabilities (1)	38,173,551	36,478,536

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	414,815	426,593
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 357,215,901 and 356,227,038 shares issued and outstanding, after deducting 59,577,117 and 60,165,980 shares held in treasury	357,216	356,227
Additional paid-in capital	4,711,218	4,676,038
Accumulated other comprehensive income	357,317	372,724
Retained earnings	4,833,329	4,700,968
Total Leucadia National Corporation shareholders’ equity	10,259,080	10,105,957
Noncontrolling interests	29,048	33,022
Total equity	10,288,128	10,138,979

Total	$49,001,494	$47,169,108

(1)
Total assets include assets related to variable interest entities of $595.6 million and $382.9 million at March 31, 2018 and December 31, 2017, respectively, and Total liabilities include liabilities related to variable interest entities of $1,251.8 million and $1,031.0 million at March 31, 2018 and December 31, 2017, respectively. See Note 8 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2018 and 2017
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,

	2018	2017
Revenues:
Beef processing services	$1,781,920	$1,559,023
Commissions and other fees	147,902	145,822
Principal transactions	145,663	416,403
Investment banking	439,991	408,021
Interest income	275,290	223,630
Other	155,703	327,470
Total revenues	2,946,469	3,080,369
Interest expense of Jefferies	265,676	212,387
Net revenues	2,680,793	2,867,982

Expenses:
Cost of sales	1,752,711	1,533,094
Compensation and benefits	499,866	503,327
Floor brokerage and clearing fees	42,176	45,858
Interest expense	23,607	27,384
Depreciation and amortization	53,679	49,510
Selling, general and other expenses	234,200	182,138
Total expenses	2,606,239	2,341,311

Income before income taxes and income (loss) related to associated companies	74,554	526,671
Income (loss) related to associated companies	32,100	(128,574)
Income before income taxes	106,654	398,097
Income tax provision (benefit)	(32,495)	104,174
Net income	139,149	293,923
Net loss attributable to the noncontrolling interests	1,344	523
Net income attributable to the redeemable noncontrolling interests	(14,796)	(12,022)
Preferred stock dividends	(1,172)	(1,016)

Net income attributable to Leucadia National Corporation common shareholders	$124,525	$281,408

Basic earnings per common share attributable to Leucadia National Corporation common shareholders:
Net income	$0.34	$0.76

Diluted earnings per common share attributable to Leucadia National Corporation common shareholders:
Net income	$0.34	$0.75

Dividends per common share	$0.1000	$0.0625

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended March 31, 2018 and 2017
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2018	2017

Net income	$139,149	$293,923
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(370) and $5,907	(1,226)	10,143
Less: reclassification adjustment for net (gains) losses included in net income (loss), net of income tax provision (benefit) of $(5) and $(11)	15	18
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(365) and $5,918	(1,211)	10,161

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $1,926 and $1,511	17,903	(18)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income (loss), net of income tax provision (benefit) of $0 and $1,097	—	5,290
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $1,926 and $414	17,903	5,272

Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(4,634) and $(6,345)	(11,569)	(9,695)

Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $1,234 and $0	1,248	—

Reclassification adjustment for pension (gains) losses included in net income (loss), net of income tax provision (benefit) of $(151) and $(1,435)	5,806	(798)

Other comprehensive income, net of income taxes	12,177	4,940

Comprehensive income	151,326	298,863
Comprehensive loss attributable to the noncontrolling interests	1,344	523
Comprehensive income attributable to the redeemable noncontrolling interests	(14,796)	(12,022)
Preferred stock dividends	(1,172)	(1,016)

Comprehensive income attributable to Leucadia National Corporation common shareholders	$136,702	$286,348

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2018 and 2017
(In thousands)
(Unaudited)

	2018	2017
Net cash flows from operating activities:
Net income	$139,149	$293,923
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision (benefit)	(28,494)	99,357
Depreciation and amortization of property, equipment and leasehold improvements	38,709	34,482
Other amortization	3,385	3,541
Share-based compensation	12,431	9,983
Provision for doubtful accounts	11,851	9,517
(Income) loss related to associated companies	(37,705)	102,311
Distributions from associated companies	26,546	14,040
Net (income) losses related to property and equipment, and other assets	7,997	(29)
Gain on sale of subsidiary	—	(179,894)
Net change in:
Securities deposited with clearing and depository organizations	64,861	13
Trading assets	(1,161,658)	323,477
Securities borrowed	427,310	856,236
Securities purchased under agreements to resell	716,157	(609,225)
Receivables from brokers, dealers and clearing organizations	(1,320,380)	(807,458)
Receivables from customers of securities operations	(37,552)	(341,347)
Other receivables	33,048	(35,160)
Other assets	(134,918)	(174,512)
Trading liabilities	1,521,136	381,118
Securities loaned	(476,725)	(295,666)
Securities sold under agreements to repurchase	(418,052)	525,137
Payables to brokers, dealers and clearing organizations	812,757	(329,027)
Payables to customers of securities operations	222,603	114,834
Trade payables, expense accruals and other liabilities	(794,065)	(317,806)
Other	(33,644)	(20,164)
Net cash used for operating activities	(405,253)	(342,319)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(59,558)	(46,985)
Proceeds from disposals of property and equipment, and other assets	4,277	17,288
Proceeds from sale of subsidiary, net of expenses and cash of operations sold	—	291,425
Advances on notes, loans and other receivables	—	(25,063)
Collections on notes, loans and other receivables	8,197	88,608
Loans to and investments in associated companies	(1,790,110)	(1,227,838)
Capital distributions and loan repayments from associated companies	1,643,665	1,143,541
Purchases of investments (other than short-term)	(653,392)	(383,934)
Proceeds from maturities of investments	293,550	52,335
Proceeds from sales of investments	296,606	214,754
Other	4	1,250
Net cash provided by (used for) investing activities	(256,761)	125,381
(continued)

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the three months ended March 31, 2018 and 2017
(In thousands)
(Unaudited)

	2018	2017
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,541,116	$880,493
Other changes in short-term borrowings, net	—	(107,113)
Repayment of debt	(856,311)	(55,405)
Net change in other secured financings	225,020	(189,518)
Net change in bank overdrafts	2,360	4,195
Contributions from noncontrolling interests	47	18,777
Purchase of common shares for treasury	(2,700)	(3,455)
Dividends paid	(35,990)	(22,710)
Other	966	441
Net cash provided by financing activities	874,508	525,705

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2,583	(550)

Change in cash classified as assets held for sale	—	(3,136)

Net increase in cash, cash equivalents and restricted cash	215,077	305,081

Cash, cash equivalents and restricted cash at January 1,	5,774,505	4,597,113

Cash, cash equivalents and restricted cash at March 31,	$5,989,582	$4,902,194

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$5,144,625	$4,261,427
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	767,824	605,433
Other assets	77,133	35,334
Total cash, cash equivalents and restricted cash	$5,989,582	$4,902,194

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2018 and 2017
(In thousands, except par value and per share amounts)
(Unaudited)

	Leucadia National Corporation Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2017	$359,425	$4,812,587	$310,697	$4,645,391	$10,128,100	$175,549	$10,303,649
Net income				281,408	281,408	(523)	280,885
Other comprehensive income, net of taxes			4,940		4,940		4,940
Contributions from noncontrolling interests					—	18,777	18,777
Distributions to noncontrolling interests					—	(179)	(179)
Change in interest in consolidated subsidiary		36			36	(36)	—
Share-based compensation expense		9,983			9,983		9,983
Change in fair value of redeemable noncontrolling interests		(1,038)			(1,038)		(1,038)
Purchase of common shares for treasury	(147)	(3,308)			(3,455)		(3,455)
Dividends ($.0625 per common share)				(23,375)	(23,375)		(23,375)
Other	538	1,021			1,559		1,559
Balance, March 31, 2017	$359,816	$4,819,281	$315,637	$4,903,424	$10,398,158	$193,588	$10,591,746

Balance, January 1, 2018	$356,227	$4,676,038	$372,724	$4,700,968	$10,105,957	$33,022	$10,138,979
Cumulative effect of the adoption of accounting standards			(27,584)	45,396	17,812		17,812
Balance, January 1, 2018, as adjusted	356,227	4,676,038	345,140	4,746,364	10,123,769	33,022	10,156,791
Net income				124,525	124,525	(1,344)	123,181
Other comprehensive income, net of taxes			12,177		12,177		12,177
Change in interest in consolidated subsidiary		2,677			2,677	(2,677)	—
Share-based compensation expense		12,431			12,431		12,431
Change in fair value of redeemable noncontrolling interests		17,067			17,067		17,067
Purchase of common shares for treasury	(100)	(2,600)			(2,700)		(2,700)
Dividends ($.10 per common share)				(37,560)	(37,560)		(37,560)
Other	1,089	5,605			6,694	47	6,741
Balance, March 31, 2018	$357,216	$4,711,218	$357,317	$4,833,329	$10,259,080	$29,048	$10,288,128

See notes to interim consolidated financial statements.

LEUCADIA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations

Leucadia National Corporation (“Leucadia” or the “Company”) is a diversified financial services company engaged in investment banking and capital markets, merchant banking and the early stages of building an alternative asset management platform. Our financial services businesses and subsidiaries include Jefferies (investment banking and capital markets), Leucadia Asset Management (alternative asset management), Berkadia (commercial mortgage banking, investment sales and servicing), HomeFed (real estate), FXCM (provider of online foreign exchange trading services) and Foursight Capital (vehicle finance).
Our Leucadia Merchant Banking portfolio includes interests in NYSE-listed HRG Group (consumer products), National Beef (beef processing), Vitesse Energy Finance and JETX Energy (oil and gas), Linkem (fixed wireless broadband services in Italy), Idaho Timber (manufacturing) and Golden Queen (gold and silver mining). From time to time, we evaluate the retention and disposition of holdings within our merchant banking portfolio and changes in the mix of these holdings should be expected.
We currently own 78.9% of National Beef Packing Company. National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. In April 2018, we entered into a definitive agreement to sell 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig") for approximately $900 million in cash, reducing our ownership in National Beef to 31%. The estimated pre-tax gain that will be recognized as a result of this transaction is approximately $800 million to $850 million. We expect to receive an additional estimated $150 million in distributions prior to the closing, representing recent profits plus a true-up to the debt amount set in the enterprise valuation associated with the sale. Marfrig has also agreed to acquire a further 3% of National Beef from other equity owners and will own 51% of National Beef. Leucadia will continue to designate two board members and have a series of other rights in respect of our continuing equity interest, with a lockup period of five years and thereafter fair market value liquidity protections. The transaction is subject to limited conditions and is expected to close in the second quarter of 2018. Once the transaction closes, we will deconsolidate our investment in National Beef and account for our remaining interest under the equity method of accounting.

We currently own approximately 75% of Garcadia, an equity method joint venture that owns and operates 28 automobile dealerships in California, Texas, Iowa and Michigan. In April 2018, Leucadia entered into a letter agreement to sell 100% of its equity interests in Garcadia and its associated real estate to our current partners, the Garff family. At closing, we will receive $435 million in cash and $50 million in senior preferred equity of an entity that will own all of the automobile dealerships associated broadly with the Ken Garff Automotive Group, including all of the Garcadia dealerships. At or prior to closing, we will pay approximately $53 million to retire the mortgage debt on the real estate to be sold. In addition, we agreed to pay at closing an amount equal to $5.75 million to the Garff family representing the satisfaction of a pre-existing obligation. The estimated pre-tax gain that will be recognized as a result of this transaction is approximately $220 million. This transaction is expected to close in the third quarter of 2018.

Vitesse Energy, LLC ("Vitesse Energy Finance") is our consolidated subsidiary that acquires and invests in non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota and Montana, as well as the Denver-Julesburg Basin in Wyoming. These non-operated interests represent Vitesse Energy Finance’s share of mineral rights associated with specified acreage. As operators convert undeveloped portions of this acreage into flowing horizontal wells, our interests in the mineral rights are essentially converted into interests in the cash flows associated with the wells. In April 2018, Vitesse Energy Finance acquired a package of non-operated Bakken assets from an institutional seller for $190 million in cash, of which approximately $145 million was funded as equity by Leucadia and the balance was drawn under Vitesse Energy Finance’s credit line. The assets purchased include interests in mineral rights associated with future oil and gas development, as well as interests in existing cash flows from producing wells through revenue sharing arrangements.

Leucadia Asset Management ("LAM") supports and develops focused alternative asset management businesses led by distinct management teams. We are patiently developing this business over time, and changes in the platforms and structure should be expected. LAM currently includes Folger Hill Asset Management LLC ("Folger Hill"), a multi-manager discretionary long/short equity hedge fund platform. In April 2018, we agreed with Schonfeld Strategic Advisors LLC (“Schonfeld”) to combine the fundamental equities businesses of Folger Hill and Schonfeld under the Schonfeld brand. Post-closing, Leucadia will own a significant revenue share interest in Schonfeld’s global fundamental equities business.

Note 2.  Basis of Presentation and Significant Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in our Annual Report on Form 10-K.

These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations. For a detailed discussion about the Company’s significant accounting policies, see Note 2, Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 10-K").

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

Jefferies has a November 30 year-end, which it retains for standalone reporting purposes. We reflect Jefferies in our consolidated financial statements utilizing a one month lag. We have reviewed Jefferies business and internal operating results for the month of March 2018 for the purpose of evaluating whether financial statement disclosure or adjustments are required in this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

During the three months ended March 31, 2018, other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) guidance on Revenue from Contracts with Customers (the "new revenue standard"). These revenue recognition policy updates are applied prospectively in our financial statements from January 1, 2018 forward using the modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Revenue Recognition Policies
Investment Banking Revenues:

•	Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed.

•
Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring advisory engagements, are expensed as incurred.

•
All investment banking expenses are recognized within their respective expense category on the Consolidated Statements of Operations and any expenses reimbursed by clients are recognized as Investment banking revenues.

Asset Management Fees:

•	Performance fee revenue is generally recognized only at the end of the performance period to the extent that the benchmark return has been met.
See Accounting Developments - Adopted Accounting Standards below and Note 17 for further information.

Changes to the Consolidated Statements of Operations

We have changed the presentation of our gains and losses generated from our capital invested in asset management funds. This was previously presented as Other revenues and is now presented within Principal transactions revenues. For the three months ended March 31, 2017, this resulted in a decrease to Principal transactions revenues of $0.1 million and an increase to Other revenues of $0.1 million.

Receivables

At March 31, 2018 and December 31, 2017, Receivables include receivables from brokers, dealers and clearing organizations of $3,959.3 million and $2,635.2 million, respectively, and receivables from customers of securities operations of $1,597.0 million and $1,563.8 million, respectively.

Payables, expense accruals and other liabilities

At March 31, 2018 and December 31, 2017, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $3,045.7 million and $2,228.9 million, respectively, and payables to customers of securities operations of $2,886.6 million and $2,664.0 million, respectively.

Supplemental Cash Flow Information

	For the Three Months Ended March 31,

	2018	2017
Cash paid during the year for:	(In thousands)
Interest	$322,769	$248,211
Income tax payments (refunds), net	$(1,918)	$2,728
Accounting Developments - Adopted Accounting Standards

Revenue Recognition.  In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. We adopted the guidance as of January 1, 2018 and recognized an increase of $17.8 million after-tax to beginning Retained earnings as the cumulative effect of adoption of accounting standards. The increase primarily relates to the recognition of $24.3 million of revenue previously deferred from the sale of real estate to HomeFed in 2014, offset by a decrease of $6.1 million related to Jefferies. For Jefferies, the impact of adoption primarily related to investment banking expenses that were deferred as of December 31, 2017 under the previously existing accounting guidance, which would have been expensed in prior periods under the new revenue standard and investment banking revenues that were previously recognized in prior periods, which would have been deferred as of December 31, 2017 under the new revenue standard. We elected to adopt the new guidance using a modified retrospective approach applied to contracts that were not completed as of January 1, 2018. Accordingly, the new revenue standard is applied prospectively in our financial statements from January 1, 2018 forward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods.

The new revenue standard does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, and as a result, did not have an impact on the elements of our Consolidated Statements of Operations most closely associated with financial instruments, including Principal transactions revenues, Interest income and Interest expense. The new revenue standard primarily impacts Jefferies revenue recognition and presentation accounting policies as follows:

• Investment Banking Revenues. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction.

• Certain Capital Markets Revenues. Revenues associated with price stabilization activities as part of a securities underwriting were historically recognized as part of Investment banking revenues. Under the new revenue standard, revenues from these activities are recognized within Principal transactions revenues, as these revenues are not considered to be within the scope of the new standard.

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

• Investment Banking Underwriting and Advisory Expenses. Expenses have historically been recorded net of client reimbursements and/or netted against revenues. Under the new revenue standard, all investment banking expenses will be recognized within their respective expense category in the Consolidated Statements of Operations and any expense reimbursements will be recognized as Investment banking revenues (i.e., expenses are no longer recorded net of client reimbursements and are not netted against revenues).

• Asset Management Fees. In certain asset management fee arrangements, Jefferies and LAM receive performance-based fees, which vary with performance or, in certain cases, are earned when the return on assets under management exceed certain benchmark returns or other performance targets. Historically, performance fees have been accrued (or reversed) quarterly based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Under the new revenue standard, performance fees are considered variable as they are subject to fluctuation (e.g., based on market performance) and/or are contingent on a future event during the measurement period (e.g., exceeding a specified benchmark index) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.

National Beef earns over 95% of its revenues through the sale of beef, pork and beef by-products. Agreements with customers for these sales typically specify the type and quantity of products to be delivered, the unit price of each product, the estimated delivery date, and credit and payment terms. The transaction price is generally fixed at the time of sale and revenue is recognized when the customer takes control of the product. The new guidance does not impact how revenue is recognized for this revenue stream.

There was no significant impact as a result of applying the new revenue standard to our consolidated financial statements for the three months ended March 31, 2018, except as it relates to the presentation of Jefferies investment banking expenses. The table below presents the impact of applying the new revenue recognition standard to the Consolidated Statement of Operations for the three months ended March 31, 2018 as a result of the change in presentation of investment banking expenses (in thousands):

	As Reported	Impact of Adoption of Revenue Recognition Standard	Financial Results Prior to Adoption of Revenue Recognition Standard
Revenues:
Beef processing services	$1,781,920	$—	$1,781,920
Commissions and other fees	147,902	—	147,902
Principal transactions	145,663	—	145,663
Investment banking	439,991	32,485	407,506
Interest income	275,290	—	275,290
Other	155,703	—	155,703
Total revenues	2,946,469	32,485	2,913,984
Interest expense of Jefferies	265,676	—	265,676
Net revenues	2,680,793	32,485	2,648,308

Expenses:
Cost of sales	1,752,711	—	1,752,711
Compensation and benefits	499,866	—	499,866
Floor brokerage and clearing fees	42,176	—	42,176
Interest expense	23,607	—	23,607
Depreciation and amortization	53,679	—	53,679
Selling, general and other expenses	234,200	32,485	201,715
Total expenses	2,606,239	32,485	2,573,754

Income before income taxes and income (loss) related to associated companies	$74,554	$—	$74,554

Financial Instruments. In January 2016, the FASB issued new guidance that affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017. We have adopted the new guidance as of January 1, 2018 with a cumulative effect increase to opening retained earnings of $27.6 million and a corresponding decrease to Accumulated other comprehensive income. The opening retained earnings adjustment is to recognize the unrealized gains we had for available for sale equity securities. Beginning in 2018, these available for sale equity securities are now reported as part of Trading assets, at fair value within the Consolidated Statements of Financial Condition. Early adoption was permitted for the accounting guidance on financial liabilities under the fair value option and we adopted this guidance in the first quarter of 2016. The adoption of the guidance on financial liabilities under the fair value option did not have a material impact on our consolidated financial statements.

Retirement Benefits. In March 2017, the FASB issued new guidance for improving the presentation of net periodic pension costs in the statement of operations. The update also allows the service cost to be eligible for capitalization, when applicable. We adopted this guidance in the first quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements. The adoption of this guidance resulted in the following adjustments to the Consolidated Statements of Operations for the three months ended March 31, 2017: a decrease of $0.9 million to Compensation and benefits expenses and an increase to Selling, general and other expenses of $0.9 million.

Cash Flow Classifications. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance in the first quarter of 2018. Prior periods were retrospectively adjusted to conform to the current period presentation. The adoption of the guidance did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption, we recorded a decrease of $149.3 million in Net cash used for operating activities and an increase of $0.6 million in Net cash provided by (used for) investing activities for the three months ended March 31, 2017 related to reclassifying the changes in our restricted cash balance from operating and investing activities to the cash and cash equivalent balances within the Consolidated Statements of Cash Flows.

Compensation. In May 2017, the FASB issued new guidance providing clarity and reducing diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. We adopted this guidance in the first quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements.

Accounting Developments - Accounting Standards to be Adopted in Future Periods

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

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities, short-term borrowings and long-term debt that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") (within trading assets) of $668.2 million and $590.1 million at March 31, 2018 and December 31, 2017, respectively, by level within the fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,483,285	$65,101	$35,753	$—	$3,584,139
Corporate debt securities	—	2,865,547	26,103	—	2,891,650
Collateralized debt obligations and collateralized loan obligations	—	144,505	38,613	—	183,118
U.S. government and federal agency securities	844,212	42,943	—	—	887,155
Municipal securities	—	713,643	—	—	713,643
Sovereign obligations	1,312,317	1,139,803	—	—	2,452,120
Residential mortgage-backed securities	—	2,357,081	21,762	—	2,378,843
Commercial mortgage-backed securities	—	505,552	15,103	—	520,655
Other asset-backed securities	—	286,459	51,288	—	337,747
Loans and other receivables	—	2,118,571	62,043	—	2,180,614
Derivatives (2)	17,110	2,549,843	4,712	(2,414,276)	157,389
Investments at fair value	—	—	318,159	—	318,159
FXCM term loan	—	—	73,200	—	73,200
Total trading assets, excluding investments at fair value based on NAV	$5,656,924	$12,789,048	$646,736	$(2,414,276)	$16,678,432

Available for sale securities:
U.S. government securities	$491,396	$—	$—	$—	$491,396
Residential mortgage-backed securities	—	140,358	—	—	140,358
Commercial mortgage-backed securities	—	20,960	—	—	20,960
Other asset-backed securities	—	38,031	—	—	38,031
Total available for sale securities	$491,396	$199,349	$—	$—	$690,745

Liabilities:
Trading liabilities:
Corporate equity securities	$2,096,743	$6,592	$61	$—	$2,103,396
Corporate debt securities	—	1,595,775	522	—	1,596,297
U.S. government and federal agency securities	1,398,020	—	—	—	1,398,020
Municipal securities	—	7,659	—	—	7,659
Sovereign obligations	1,208,396	923,899	—	—	2,132,295
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,861,278	10,323	—	1,871,601
Derivatives	16,395	3,510,080	11,594	(2,655,358)	882,711
Total trading liabilities	$4,719,554	$7,905,283	$22,535	$(2,655,358)	$9,992,014
Long-term debt - structured notes	$—	$735,456	$—	$—	$735,456

	December 31, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,975,463	$60,300	$22,270	$—	$3,058,033
Corporate debt securities	—	3,261,300	26,036	—	3,287,336
Collateralized debt obligations and collateralized loan obligations	—	139,166	42,184	—	181,350
U.S. government and federal agency securities	1,269,230	39,443	—	—	1,308,673
Municipal securities	—	710,513	—	—	710,513
Sovereign obligations	1,381,552	1,035,907	—	—	2,417,459
Residential mortgage-backed securities	—	1,453,294	26,077	—	1,479,371
Commercial mortgage-backed securities	—	508,115	12,419	—	520,534
Other asset-backed securities	—	217,111	61,129	—	278,240
Loans and other receivables	—	1,620,581	47,304	—	1,667,885
Derivatives	165,396	3,323,278	9,295	(3,318,481)	179,488
Investments at fair value	—	946	329,944	—	330,890
FXCM term loan	—	—	72,800	—	72,800
Total trading assets, excluding investments at fair value based on NAV	$5,791,641	$12,369,954	$649,458	$(3,318,481)	$15,492,572

Available for sale securities:
Corporate equity securities (3)	$88,486	$—	$—	$—	$88,486
U.S. government securities	552,805	—	—	—	552,805
Residential mortgage-backed securities	—	34,561	—	—	34,561
Commercial mortgage-backed securities	—	5,870	—	—	5,870
Other asset-backed securities	—	34,839	—	—	34,839
Total available for sale securities	$641,291	$75,270	$—	$—	$716,561

Liabilities:
Trading liabilities:
Corporate equity securities	$1,721,267	$32,122	$48	$—	$1,753,437
Corporate debt securities	—	1,688,825	522	—	1,689,347
U.S. government and federal agency securities	1,430,737	—	—	—	1,430,737
Sovereign obligations	1,216,643	956,992	—	—	2,173,635
Commercial mortgage-backed securities	—	—	105	—	105
Loans	—	1,148,824	3,486	—	1,152,310
Derivatives	249,361	3,480,506	16,041	(3,490,514)	255,394
Total trading liabilities	$4,618,008	$7,307,269	$20,202	$(3,490,514)	$8,454,965
Short-term borrowings	$—	$23,324	$—	$—	$23,324
Long-term debt - structured notes	$—	$606,956	$—	$—	$606,956

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(2)
During the three months ended March 31, 2018, Jefferies transferred from Level 1 to Level 2 $20.8 million of listed options included in Trading assets - Derivatives, which are measured based on broker quotes or mid-market valuations. There were no other material transfers between Level 1 and Level 2 for the three months ended March 31, 2018 and 2017.

(3)
As of January 1, 2018, the Company adopted the FASB's new guidance that affects the accounting for equity investments and the presentation and disclosure requirements for financial instruments. At March 31, 2018, equity investments are primarily classified as Trading assets, at fair value and the change in fair value of equity securities is now recognized through the Consolidated Statements of Operations. See Note 2 for additional information.

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

Collateralized Debt Obligations and Collateralized Loan Obligations

Collateralized Debt Obligations ("CDOs") and Collateralized Loan Obligations ("CLOs") are measured based on prices observed from recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria, including, but not limited to, collateral type, tranche type, rating, origination year, prepayment rates, default rates and loss severity.

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

•
Agency Residential Interest-Only and Inverse Interest-Only Securities:  The fair value is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed from recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer and weighted average loan age. Agency residential interest-only and inverse interest-only securities are categorized within Level 2 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

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

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities:  Government National Mortgage Association (“GNMA”) project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates and cash flow structures, as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

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

•
Participation Certificates in Agency Residential Loans: Valuations of participation certificates in agency residential loans are based on observed market prices of recently executed purchases and sales of similar loans and data provider pricing. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions and availability of data provider pricing.

•
Project Loans and Participation Certificates in GNMA Project and Construction Loans:  Valuations of participation certificates in GNMA project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations with similar underlying loan collateral to derive an implied spread. Securitization prices are adjusted to estimate the fair value of the loans to account for the arbitrage that is realized at the time of securitization. The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

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

Derivatives

•
Listed Derivative Contracts:  Listed derivative contracts that are actively traded are measured based on quoted exchange prices, broker quotes or vanilla option valuation models, such as Black-Scholes, using observable valuation inputs from the principal market. Exchange quotes and/or valuation inputs are generally obtained from external vendors and pricing services. Broker quotes are validated directly through observable and tradeable quotes. Listed derivative contracts that use unadjusted exchange close prices are generally categorized within Level 1 of the fair value hierarchy. All other listed derivative contracts are generally categorized within Level 2 of the fair value hierarchy.

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

•
Oil Futures Derivatives: Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy Finance accounts for the derivative instruments at fair value, which are classified as Level 2 within the fair value hierarchy. Fair values classified as Level 2 are determined under the income valuation technique using an option-pricing model that is based on directly or indirectly observable inputs.

Investments at Fair Value

Investments at fair value based on NAV include investments in hedge funds, fund of funds and private equity funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to Jefferies defined benefit plan in Germany. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
March 31, 2018
Equity Long/Short Hedge Funds (2)	$375,352	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	405	—	—
Fund of Funds (4)	186	—	—
Equity Funds (5)	32,839	18,176	—
Multi-asset Funds (6)	259,434	—	—
Total	$668,216	$18,176

December 31, 2017
Equity Long/Short Hedge Funds (2)	$407,895	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	417	—	—
Fund of Funds (4)	189	—	—
Equity Funds (5)	26,798	19,084	—
Multi-asset Funds (6)	154,805	—	—
Total	$590,104	$19,084

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At March 31, 2018 and December 31, 2017, 78% and 73%, respectively, of these investments are redeemable with 10 business days or less prior written notice, and 13% and 15%, respectively, of these investments are redeemable with 30 to 60 days prior written notice.

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

(5)
The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to be liquidated in one to six years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At March 31, 2018 and December 31, 2017, investments representing approximately 17% and 12%, respectively, of the fair value of investments in this category are redeemable with 30 days prior written notice.

Investment in FXCM

FXCM Group, LLC ("FXCM") is a provider of online foreign exchange trading services.  In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017 (the term of which was subsequently extended to January 2019), with rights to a variable proportion of certain future distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018. The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum. During the three months ended March 31, 2018, interest accrued at 20.5% per annum. During the three months ended March 31, 2018, we received $8.2 million of principal and interest from FXCM and $70.4 million of principal remained outstanding under the term loan as of March 31, 2018. Through March 31, 2018, we have received cumulatively $339.8 million of principal, interest and fees from our initial $279.0 million investment in FXCM.

Our investment in the FXCM term loan is reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, is included within Principal transactions revenues in the Consolidated Statements of Operations. We recorded gains related to the term loan in Principal transactions revenues of $8.6 million and $10.9 million during the three months ended March 31, 2018 and 2017, respectively.

On September 1, 2016, we, Global Brokerage Inc. ("Global Brokerage") and Global Brokerage Holdings, LLC ("Global Brokerage Holdings") entered into an agreement that amended the terms of our loan and associated rights. On November 10, 2017, the terms of our loan and associated rights were amended further. Among other changes, the amendments extended the maturity of the term loan to January 2019; and exchanged our rights for a 50% voting interest in FXCM, and up to 75% of all distributions. Through these amendments, we also gained the right to appoint three of six board members for FXCM. We have the right, as does Global Brokerage Holdings, the owner of the remaining 50% of FXCM voting interest that is not held by Leucadia, to require a sale of FXCM beginning in January 2018. Distributions to Leucadia under the amended agreements are now: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $600 million; and 60% of all amounts thereafter.

Through the amendments, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in our March 31, 2018 and December 31, 2017 Consolidated Statements of Financial Condition as Loans to and investments in associated companies. We account for our equity interest on a one month lag. As the amendments only extended the maturity of the term loan, we continue to use the fair value option and classify our term loan within Trading assets, at fair value.

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

Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($73.2 million) and the investment in associated company ($150.9 million), which totaled $224.1 million at March 31, 2018.

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

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2018 (in thousands):

Three Months Ended March 31, 2018
	Balance, December 31, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at March 31, 2018	Changes in unrealized gains/losses relating to instruments still held at March 31, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$22,270	$11,764	$2,733	$(1,381)	$(1,687)	$—	$2,054	$35,753	$10,754
Corporate debt securities	26,036	(9)	928	(346)	(2,049)	—	1,543	26,103	(1,086)
CDOs and CLOs	42,184	(3,782)	43,796	(34,168)	(3,838)	—	(5,579)	38,613	(3,006)
Residential mortgage-backed securities	26,077	(3,212)	—	—	(3)	—	(1,100)	21,762	(2,366)
Commercial mortgage-backed securities	12,419	(231)	1,260	(508)	(1,285)	—	3,448	15,103	(622)
Other asset-backed securities	61,129	(1,385)	57,095	(53,459)	(3,776)	—	(8,316)	51,288	127
Loans and other receivables	47,304	1,598	15,635	(803)	(9,730)	—	8,039	62,043	(190)
Investments at fair value	329,944	2,289	240	(16,624)	—	—	2,310	318,159	1,695
FXCM term loan	72,800	8,597	—	—	(8,197)	—	—	73,200	4,939

Liabilities:
Trading liabilities:
Corporate equity securities	$48	$13	$—	$—	$—	$—	$—	$61	$(13)
Corporate debt securities	522	—	—	—	—	—	—	522	—
Commercial mortgage-backed securities	105	(70)	—	—	—	—	—	35	(35)
Loans	3,486	6	(25)	3,442	—	—	3,414	10,323	(6)
Net derivatives (2)	6,746	(1,166)	(6)	—	1,012	296	—	6,882	(5,609)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended March 31, 2018

During the three months ended March 31, 2018, transfers of assets of $31.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $9.1 million and loans and other receivables of $8.6 million due to reduced pricing transparency.

During the three months ended March 31, 2018, transfers of assets of $29.5 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $14.7 million and other asset-backed securities of $8.3 million due to greater pricing transparency supporting classification into Level 2.

Net gains on Level 3 assets were $15.6 million and net gains on Level 3 liabilities were $1.2 million for the three months ended March 31, 2018. Net gains on Level 3 assets were primarily due to an increased valuation of our FXCM term loan and increased market values across corporate equity securities and certain loans and other receivables, partially offset by decreased market values across CDOs and CLOs, residential mortgage-backed securities and other asset-backed securities. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
	Balance, December 31, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, March 31, 2017	Changes in unrealized gains/ losses relating to instruments still held at March 31, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$21,739	$532	$847	$(145)	$(186)	$—	$(2,207)	$20,580	$362
Corporate debt securities	25,005	(1,793)	3,002	(3,157)	(1,207)	—	11,617	33,467	(1,662)
CDOs and CLOs	54,354	(7,594)	8,663	(22,633)	(45)	—	12,609	45,354	(8,525)
Municipal securities	27,257	(636)	—	(67)	—	—	—	26,554	(641)
Residential mortgage-backed securities	38,772	(253)	263	(12,411)	(210)	—	13,098	39,259	(440)
Commercial mortgage-backed securities	20,580	(1,420)	—	(412)	—	—	1,905	20,653	(1,421)
Other asset-backed securities	40,911	(1,788)	3,553	(299)	(3,335)	—	(1,340)	37,702	(1,717)
Loans and other receivables	81,872	4,950	9,489	(9,778)	(7,764)	—	(25,597)	53,172	836
Investments at fair value	314,359	3,856	—	(10,119)	(266)	—	—	307,830	5,879
FXCM term loan	164,500	10,878	—	—	(42,578)	—	—	132,800	3,372
Liabilities:
Trading liabilities:
Corporate equity securities	$313	$11	$—	$—	$—	$—	$—	$324	$(11)
Corporate debt securities	523	—	—	—	—	—	—	523	—
Net derivatives (2)	3,441	(4,384)	—	—	3,373	186	3,797	6,413	1,347
Loans	378	189	(323)	—	—	—	792	1,036	(189)
Other secured financings	418	(8)	—	—	—	—	(323)	87	11

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended March 31, 2017

During the three months ended March 31, 2017, transfers of assets of $49.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $18.1 million, residential mortgage-backed securities of $13.7 million and corporate debt securities of $11.6 million due to a lack of observable market transactions.

During the three months ended March 31, 2017, transfers of assets of $39.8 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $28.2 million due to a greater pricing transparency supporting classification into Level 2.

Net gains on Level 3 assets were $6.7 million and net gains on Level 3 liabilities were $4.2 million for the three months ended March 31, 2017. Net gains on Level 3 assets were primarily due to increased valuations of our FXCM term loan and increased valuations in loans and other receivables, partially offset by decreased valuations of CDOs and CLOs, certain investments at fair value, corporate debt securities, other asset-backed securities and commercial mortgage-backed securities. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.

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

March 31, 2018
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$30,335
Non-exchange traded securities		Market approach	Price	$3 to $750	$183.0
			Underlying stock price	$11	—
		Comparable pricing	Comparable asset price	$10	—

Corporate debt securities	$26,103	Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	2% to 32%	25%
			Price	$10	—
		Comparable pricing	Comparable asset price	$47	—

CDOs and CLOs	$35,274	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25% to 30%	26%
			Discount rate/yield	6% to 31%	17%
		Scenario analysis	Estimated recovery percentage	7% to 43%	26%

Residential mortgage-backed securities	$21,762	Discounted cash flows	Cumulative loss rate	3% to 19%	9%
			Duration (years)	2 to 4	3
			Discount rate/yield	3% to 9%	7%

Commercial mortgage-backed securities	$15,103	Discounted cash flows	Cumulative loss rate	7% to 65%	33%
			Duration (years)	0 to 2	1
			Discount rate/yield	3% to 24%	17%
		Scenario analysis	Estimated recovery percentage	26% to 32%	28%
			Price	$49 to $52	$50.0

Other asset-backed securities	$51,288	Discounted cash flows	Cumulative loss rate	0% to 27%	22%
			Duration (years)	1 to 6	2
			Discount rate/yield	5% to 11%	8%
		Scenario analysis	Estimated recovery percentage	11%	—

Loans and other receivables	$54,004	Market approach	Estimated recovery percentage	23% to 79%	36%
			Price	$97	—
			Transaction level	$100	—
		Scenario analysis	Estimated recovery percentage	62% to 107%	90%

Derivatives	$4,712
Total return swaps		Market approach	Price	$102	—

Investments at fair value	$113,017
Private equity securities		Market approach	Price	$0 to $250	$104.0
			Discount rate	20%	—

Investment in FXCM	$73,200
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to .8 years	0.2 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$11,594
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$97	—
Total return swaps		Market approach	Price	$102	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	31%	—

December 31, 2017
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$18,109
Non-exchange traded securities		Market approach	Price	$3 to $75	$33.0
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$7	—

Corporate debt securities	$26,036	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	17%	—
			Price	$10	—

CDOs and CLOs	$38,845	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25% to 30%	26%
			Discount rate/yield	3% to 26%	12%
		Scenario analysis	Estimated recovery percentage	8% to 45%	26%

Residential mortgage-backed securities	$26,077	Discounted cash flows	Cumulative loss rate	3% to 19%	10%
			Duration (years)	2 years to 4 years	3
			Discount rate/yield	6% to 10%	8%

Commercial mortgage-backed securities	$12,419	Discounted cash flows	Discount rate/yield	2% to 26%	12%
			Cumulative loss rate	8% to 65%	44%
			Duration (years)	1 year to 3 years	2
		Scenario analysis	Estimated recovery percentage	26% to 32%	28%
			Price	$52 to $56	$54.0

Other asset-backed securities	$61,129	Discounted cash flows	Cumulative loss rate	0% to 33%	23%
			Duration (years)	1 year to 6 years	2
			Discount rate/yield	5% to 39%	9%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	14%	—

Loans and other receivables	$46,121	Market approach	Estimated recovery percentage	76%	—
			Price	$54 to $100	$95.0
		Scenario analysis	Estimated recovery percentage	13% to 107%	78%

Derivatives	$9,295
Total return swaps		Market approach	Price	$101 to $106	$103.0
Interest rate swaps		Market approach	Credit spread	800 bps	—

Investments at fair value	$110,010
Private equity securities		Market approach	Transaction level	$3 to $250	$172.0
			Price	$7	—
			Discount rate	20%	—

Investment in FXCM	$72,800
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 1 year	0.2 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$16,041
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$99	—
Total return swaps		Market approach	Price	$101 to $106	$103.0
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	26%	—

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At March 31, 2018 and December 31, 2017, asset exclusions consisted of $221.9 million and $228.6 million, respectively, primarily comprised of investments at fair value, private equity securities, CDOs and CLOs, non-exchange traded securities and loans and other receivables. At March 31, 2018 and December 31, 2017, liability exclusions consisted of $10.9 million and $4.2 million, respectively, of loans, commercial mortgage-backed securities and corporate debt and equity securities.
Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Non-exchange traded securities and corporate debt securities using comparable pricing valuation techniques. A significant increase (decrease) in the comparable asset price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, interest rate swaps, total return swaps, other asset-backed securities and private equity securities using a market approach valuation technique. A significant increase (decrease) in the transaction level of a private equity security or loan and other receivable would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange traded securities, corporate debt securities, unfunded commitments, total return swaps, other asset-backed securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement.

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

•
CDOs and CLOs, residential and commercial mortgage-backed securities, other asset-backed securities and variable funding note swaps using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.

•	Derivative equity options using an option/default rate model. A significant increase (decrease) in default probability would result in a significantly lower (higher) fair value measurement.

•
FXCM term loan using a discounted cash flow valuation technique. A significant increase (decrease) in term based on the time to pay off the loan would result in a higher (lower) fair value measurement.

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies capital markets businesses. These loans and loan commitments include loans entered into by Jefferies investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by Jefferies leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Trading assets and loan commitments are included in Trading liabilities. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in associated companies in the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. Jefferies has also elected the fair value option for certain of its structured notes which are managed by Jefferies capital markets business and are included in Long-term debt and Short-term borrowings in the Consolidated Statements of Financial Condition. Jefferies has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed by Jefferies on a fair value basis.  The fair value option has also been elected for certain secured financings that arise in connection with Jefferies securitization activities and other structured financings. Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option (in thousands):

	For the Three Months Ended March 31,

	2018	2017
Financial Instruments Owned:
Loans and other receivables	$2,628	$(5,127)

Financial Instruments Sold:
Loans	$250	$(27)
Loan commitments	$(129)	$871

Long-term Debt:
Changes in instrument specific credit risk (1)	$(16,202)	$(16,040)
Other changes in fair value (2)	$41,154	$3,417

(1)	Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	March 31, 2018	December 31, 2017
Financial Instruments Owned:
Loans and other receivables (1)	$933,508	$752,076
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	$222,548	$159,462
Long-term debt and short-term borrowings	$62,094	$32,839

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.

(2)
Amounts include all loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $33.8 million and $38.7 million at March 31, 2018 and December 31, 2017, respectively.

The aggregate fair value of Jefferies loans and other receivables on nonaccrual status and/or 90 days or greater past due was $253.0 million and $55.1 million at March 31, 2018 and December 31, 2017, respectively, which includes loans and other receivables 90 days or greater past due of $77.6 million and $37.4 million at March 31, 2018 and December 31, 2017, respectively.

Jefferies had elected the fair value option for its investment in KCG Holdings, Inc. ("KCG"). The change in the fair value of this investment was $(4.6) million for the three months ended March 31, 2017. Jefferies investment in KCG was sold in July 2017.

As of March 31, 2018 and December 31, 2017, we owned approximately 46.6 million common shares of HRG Group, Inc. ("HRG"), representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $768.4 million and $789.9 million at March 31, 2018 and December 31, 2017, respectively. The shares were acquired at an aggregate cost of $475.6 million. The change in the fair value of our investment in HRG aggregated $(21.4) million and $175.2 million for the three months ended March 31, 2018 and 2017, respectively. As reported in its Form 10-Q, for the three months ended December 31, 2017 and 2016, HRG's revenues were $646.5 million and $602.3 million, respectively; net income (loss) from continuing operations was $78.1 million and $(42.0) million, respectively; net income was $578.9 million and $260.8 million, respectively; and net income attributable to HRG was $507.4 million and $212.2 million, respectively. We currently have two directors on HRG’s board, including our Chairman who serves as HRG's Chairman and CEO. On February 26, 2018, HRG and Spectrum Brands Holdings, Inc. ("Spectrum Brands") announced that they had entered into a definitive merger agreement pursuant to which Spectrum Brands will combine with HRG. As a result, HRG's shareholders will effectively hold HRG's interests in Spectrum Brands directly following the combination. The transaction is expected to close by the end of the second quarter of 2018.
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
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.9 million and $99.7 million at March 31, 2018 and December 31, 2017, respectively. See Note 22 for additional information related to financial instruments not measured at fair value.
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
In connection with Jefferies derivative activities, Jefferies may enter into International Swaps and Derivatives Association, Inc. (“ISDA”) master netting agreements or similar agreements with counterparties. See Note 10 for additional information regarding the offsetting of derivative contracts.

The following table presents the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
March 31, 2018
Derivatives designated as accounting hedges - interest rate contracts	$—	—	$28,269	1

Derivatives not designated as accounting hedges:
Interest rate contracts	$799,940	38,814	$948,742	12,655
Foreign exchange contracts	307,337	5,695	299,953	4,470
Equity contracts	1,432,656	2,494,701	2,222,854	2,040,074
Commodity contracts	5,207	5,801	14,066	6,881
Credit contracts	26,525	146	24,185	105
Total	2,571,665		3,509,800
Counterparty/cash-collateral netting (1)	(2,414,276)		(2,655,358)
Total derivatives not designated as accounting hedges	$157,389		$854,442

Total per Consolidated Statement of Financial Condition (2)	$157,389		$882,711

December 31, 2017
Derivatives designated as accounting hedges - interest rate contracts	$—	—	$2,420	1

Derivatives not designated as accounting hedges:
Interest rate contracts	$1,717,058	38,941	$1,708,776	12,828
Foreign exchange contracts	366,541	6,463	349,512	4,612
Equity contracts	1,373,016	2,728,750	1,638,258	2,118,526
Commodity contracts	3,093	7,249	5,141	6,047
Credit contracts	38,261	130	41,801	191
Total	3,497,969		3,743,488
Counterparty/cash-collateral netting (1)(3)	(3,318,481)		(3,490,514)
Total derivatives not designated as accounting hedges	$179,488		$252,974

Total per Consolidated Statement of Financial Condition (2)(3)	$179,488		$255,394

(1)	Amounts netted include both netting by counterparty and for cash collateral paid or received.

(2)
We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

(3)
Pursuant to a rule change by the London Clearing House in the first fiscal quarter of 2018, variation margin exchanged each day with this clearing organization on certain interest rate derivatives is characterized as settlement payments as opposed to cash posted as collateral. The impact of this rule change would have been a reduction in gross interest rate derivative assets and liabilities as of December 31, 2017 of approximately $800 million, and a corresponding decrease in counterparty and cash collateral netting, with no impact to our Consolidated Statement of Financial Condition.

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended March 31,

	2018	2017
Interest rate swaps	$(21,221)	$(4,609)
Long-term debt	22,715	5,405
Total	$1,494	$796

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended March 31,

	2018	2017
Interest rate contracts	$26,962	$9,678
Foreign exchange contracts	3,128	2,503
Equity contracts	(205,146)	(178,622)
Commodity contracts	(6,156)	7,248
Credit contracts	(991)	10,192
Total	$(182,203)	$(149,001)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at March 31, 2018 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Equity swaps and options	$1,156	$6,907	$3,436	$(3,177)	$8,322
Credit default swaps	—	12,996	—	—	12,996
Total return swaps	28,882	5,843	—	(1,595)	33,130
Foreign currency forwards, swaps and options	56,730	561	—	(551)	56,740
Fixed income forwards	39	—	—	—	39
Interest rate swaps, options and forwards	31,049	98,340	84,770	(86,162)	127,997
Total	$117,856	$124,647	$88,206	$(91,485)	239,224
Cross product counterparty netting					(20,558)
Total OTC derivative assets included in Trading assets					$218,666

(1)	At March 31, 2018, we held exchange traded derivative assets, other derivative assets and other credit agreements with a fair value of $66.3 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At March 31, 2018, cash collateral received was $127.6 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$5,632	$1,121	$—	$—	$6,753
Equity swaps and options	15,297	170,529	7,234	(3,177)	189,883
Credit default swaps	31	8,994	—	—	9,025
Total return swaps	46,255	115,708	—	(1,595)	160,368
Foreign currency forwards, swaps and options	49,723	374	—	(551)	49,546
Fixed income forwards	4,669	—	—	—	4,669
Interest rate swaps, options and forwards	37,996	127,317	227,911	(86,162)	307,062
Total	$159,603	$424,043	$235,145	$(91,485)	727,306
Cross product counterparty netting					(20,558)
Total OTC derivative liabilities included in Trading liabilities					$706,748

(1)	At March 31, 2018, we held exchange traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $544.6 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At March 31, 2018, cash collateral pledged was $368.7 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At March 31, 2018, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$163,170
BBB- to BBB+	12,292
BB+ or lower	30,322
Unrated	12,882
Total	$218,666

(1)
Jefferies utilizes internal credit ratings determined by the Jefferies Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Total Notional
March 31, 2018
Credit protection sold:
Index credit default swaps	$105.0	$71.5	$176.5
Single name credit default swaps	$42.7	$30.6	$73.3

December 31, 2017
Credit protection sold:
Index credit default swaps	$3.0	$126.0	$129.0
Single name credit default swaps	$129.1	$89.1	$218.2

Contingent Features

Certain of Jefferies derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Jefferies debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at March 31, 2018 and December 31, 2017 is $77.6 million and $95.1 million, respectively, for which Jefferies has posted collateral of $72.1 million and $80.8 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2018 and December 31, 2017, Jefferies would have been required to post an additional $5.5 million and $14.3 million, respectively, of collateral to its counterparties.

Other Derivatives

National Beef uses futures contracts in order to reduce its exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. National Beef accounts for the futures contracts at fair value. Firm commitments for sales are treated as normal sales and therefore not marked to market. Certain firm commitments to purchase cattle, are marked to market when a price has been agreed upon, otherwise they are treated as normal purchases and, therefore, not marked to market. The gains and losses associated with the change in fair value of the futures contracts and offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments are recorded in Beef processing services revenue and Cost of sales in the period of change.

Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy Finance accounts for the derivative instruments at fair value. The gains and losses associated with the change in fair value of the derivatives are recorded in Other revenues.

Note 5.  Collateralized Transactions
Jefferies enters into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of dealer operations. Jefferies monitors the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and requests additional collateral or returns excess collateral, as appropriate. Jefferies pledges financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Jefferies agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned and noted parenthetically as Securities pledged in our Consolidated Statements of Financial Condition.

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
March 31, 2018
Cash	$—	$213,035	$213,035
Corporate equity securities	1,934,024	309,860	2,243,884
Corporate debt securities	363,344	2,027,899	2,391,243
Mortgage- and asset-backed securities	—	2,961,222	2,961,222
U.S. government and federal agency securities	75,105	8,269,477	8,344,582
Municipal securities	—	547,817	547,817
Sovereign obligations	—	2,124,652	2,124,652
Loans and other receivables	—	301,165	301,165
Total	$2,372,473	$16,755,127	$19,127,600

December 31, 2017
Corporate equity securities	$2,353,798	$214,413	$2,568,211
Corporate debt securities	470,908	2,336,702	2,807,610
Mortgage- and asset-backed securities	—	2,562,268	2,562,268
U.S. government and federal agency securities	19,205	11,792,534	11,811,739
Municipal securities	—	444,861	444,861
Sovereign obligations	—	2,023,530	2,023,530
Loans and other receivables	—	454,941	454,941
Total	$2,843,911	$19,829,249	$22,673,160

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
March 31, 2018
Securities lending arrangements	$1,115,462	$—	$869,585	$387,426	$2,372,473
Repurchase agreements	8,192,755	2,606,412	4,815,819	1,140,141	16,755,127
Total	$9,308,217	$2,606,412	$5,685,404	$1,527,567	$19,127,600

December 31, 2017
Securities lending arrangements	$1,676,940	$—	$741,971	$425,000	$2,843,911
Repurchase agreements	10,780,474	4,058,228	3,211,464	1,779,083	19,829,249
Total	$12,457,414	$4,058,228	$3,953,435	$2,204,083	$22,673,160

Jefferies receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans.  Jefferies also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities. In many instances, Jefferies is permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At March 31, 2018 and December 31, 2017, the approximate fair value of securities received as collateral by Jefferies that may be sold or repledged was $23.7 billion and $27.1 billion, respectively. A substantial portion of these securities have been sold or repledged.

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

Jefferies accounts for securitization transactions as sales, provided it has relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Operations prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. Jefferies generally receives cash proceeds in connection with the transfer of assets to an SPE. Jefferies may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other asset-backed securities or CLOs), which are included in Trading assets and are generally initially categorized as Level 2 within the fair value hierarchy. Jefferies applies fair value accounting to the securities.
The following table presents activity related to Jefferies securitizations that were accounted for as sales in which it had continuing involvement (in millions):

	For the Three Months Ended March 31,
	2018	2017
Transferred assets	$2,757.8	$953.5
Proceeds on new securitizations	$2,758.9	$962.6
Cash flows received on retained interests	$9.2	$8.7

Jefferies has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitization at March 31, 2018 and December 31, 2017.

The following table summarizes Jefferies retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	March 31, 2018		December 31, 2017
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$9,083.2	$570.9	$6,383.5	$28.2
U.S. government agency commercial mortgage-backed securities	$1,724.0	$85.6	$2,075.7	$81.4
CLOs	$4,361.1	$17.8	$3,957.8	$20.3
Consumer and other loans	$281.1	$46.5	$247.6	$47.8
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

If Jefferies has not relinquished control over the transferred assets, the assets continue to be recognized in Trading assets and a corresponding liability is recognized in Other secured financings. The carrying values of the assets and the liabilities resulting from transfers of financial assets treated as secured financings were $4.0 million and $3.9 million, respectively, at March 31, 2018. Jefferies did not have any such assets and liabilities at December 31, 2017. The related liabilities do not have recourse to our general credit.
Foursight Capital also utilizes SPEs to securitize automobile loans receivable. These SPEs are VIEs and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statements of Financial Condition. These secured borrowings do not have recourse to our subsidiary’s general credit. See Note 8 for further information on securitization activities and VIEs.

Note 7.  Available for Sale Securities and Other Investments

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Bonds and notes:
U.S. government securities	$491,437	$12	$53	$491,396
Residential mortgage-backed securities	141,109	315	1,066	140,358
Commercial mortgage-backed securities	21,083	19	142	20,960
Other asset-backed securities	38,158	14	141	38,031
Total fixed maturities	691,787	360	1,402	690,745

Total Available for sale securities	$691,787	$360	$1,402	$690,745

December 31, 2017
Bonds and notes:
U.S. government securities	$552,847	$—	$42	$552,805
Residential mortgage-backed securities	34,381	272	92	34,561
Commercial mortgage-backed securities	5,857	17	4	5,870
Other asset-backed securities	34,837	46	44	34,839
Total fixed maturities	627,922	335	182	628,075

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	17,500	—	52,571
Industrial, miscellaneous and all other	17,504	18,411	—	35,915
Total equity securities	52,575	35,911	—	88,486

Total Available for sale securities	$680,497	$36,246	$182	$716,561

As of January 1, 2018, the Company adopted the FASB's new guidance that affects the accounting for equity investments and the presentation and disclosure requirements for financial instruments. At March 31, 2018, equity investments are primarily classified as Trading assets, at fair value and the change in fair value of equity securities is now recognized through the Consolidated Statements of Operations. See Note 2 for additional information.

At March 31, 2018, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $242.9 million. There were no unrealized gains, losses or impairments recognized on these investments during the three months ended March 31, 2018.

The amortized cost and estimated fair value of investments classified as available for sale at March 31, 2018, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$491,437	$491,396
	491,437	491,396
Mortgage-backed and asset-backed securities	200,350	199,349
	$691,787	$690,745

At March 31, 2018, the unrealized losses on investments which have been in a continuous unrealized loss position 12 months or longer were not significant.

Note 8.  Variable Interest Entities
VIEs are entities in which equity investors lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.
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

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations;

•	Financing of agency and non-agency mortgage- and other asset-backed securities;

•	Warehouse funding arrangements for client-sponsored consumer loan vehicles and CLOs through participation certificates, forward sales agreements and revolving loan and note commitments; and

•	Loans to, investments in and fees from various investment vehicles.
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

Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated securitization vehicles VIEs, which are presented in our Consolidated Statements of Financial Condition in the respective asset and liability categories (in millions). The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	March 31, 2018	December 31, 2017
Cash	$4.0	$11.7
Financial instruments owned	1.1	37.6
Securities purchased under agreement to resell (1)	704.9	729.3
Receivables	517.3	318.1
Other	73.2	15.5
Total assets	$1,300.5	$1,112.2

Other secured financings (2)	$1,259.0	$1,073.5
Other (3)	44.8	38.3
Total liabilities	$1,303.8	$1,111.8

(1)	Securities purchased under agreements to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $8.0 million and $44.1 million of the secured financings represent an amount held by Jefferies in inventory and eliminated in consolidation at March 31, 2018 and December 31, 2017, respectively.

(3)	Includes $41.5 million and $32.0 million at March 31, 2018 and December 31, 2017, respectively, of intercompany payables that are eliminated in consolidation.

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

Jefferies is also the primary beneficiary of a securitization vehicle associated with their financing of small business loans. In the creation of the securitization vehicle, Jefferies was involved in the decisions made during the establishment and design of the entity and holds variable interests consisting of the securities retained that could potentially be significant. The assets of the VIE consist of small business loans, which are available for the benefit of the vehicles' beneficial interest holders. The creditors of the VIE do not have recourse to Jefferies general credit and the assets of the VIE are not available to satisfy any other debt.

At March 31, 2018 and December 31, 2017, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt. During the three months ended March 31, 2018, a pool of automobile loan receivables aggregating $245.2 million was securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital’s two credit facilities.

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities

March 31, 2018
CLOs	$215.5	$4.9	$1,256.1	$5,555.3
Consumer loan vehicles	315.8	—	728.0	2,879.6
Related party private equity vehicles	30.9	—	52.4	97.1
Other private investment vehicles	134.5	—	143.4	5,179.9
Total	$696.7	$4.9	$2,179.9	$13,711.9

December 31, 2017
CLOs	$168.1	$8.9	$1,030.4	$5,364.3
Consumer loan vehicles	254.8	—	759.8	2,322.7
Related party private equity vehicles	23.7	—	45.4	75.0
Other private investment vehicles	133.0	—	142.0	4,624.9
Total	$579.6	$8.9	$1,977.6	$12,386.9

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
Collateralized Loan Obligations.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. Jefferies underwrites securities issued in CLO transactions on behalf of sponsors and provides advisory services to the sponsors. Jefferies may also sell corporate loans to the CLOs. Jefferies variable interests in connection with CLOs where it has been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby Jefferies commits to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs;

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests;

•	Trading positions in securities issued in a CLO transaction; and

•	Investments in variable funding notes issued by CLOs.

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

Related Party Private Equity Vehicles. Jefferies committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Jefferies total equity commitment in the JCP Entities was $148.1 million, of which $126.5 million and $126.3 million had been funded as of March 31, 2018 and December 31, 2017, respectively. The carrying value of Jefferies equity investments in the JCP Entities was $30.9 million and $23.7 million at March 31, 2018 and December 31, 2017, respectively. Jefferies exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Private Investment Vehicles.  The carrying amount of our equity investment was $134.5 million and $133.0 million at March 31, 2018 and December 31, 2017, respectively. Our unfunded equity commitment related to these investments totaled $8.9 million and $9.1 million at March 31, 2018 and December 31, 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

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

At March 31, 2018 and December 31, 2017, Jefferies held $2,745.4 million and $1,829.6 million of agency mortgage-backed securities, respectively, and $238.1 million and $253.2 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities. Jefferies maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about Jefferies variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen Mining Company, LLC ("Golden Queen"). In addition, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable and equity interest in FXCM.  See Notes 3 and 9 for further discussion.

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Loans to and investments in associated companies as of January 1,	Income (losses) related to associated companies	Income (losses) related to Jefferies associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of March 31,

2018
Jefferies Finance	$655,467	$—	$9,833	$139,386	$—	$804,686
Berkadia	210,594	26,281	—	(17,212)	(453)	219,210
FXCM (2)	158,856	(8,224)	—	—	239	150,871
Garcadia Companies	179,143	11,383	—	(9,727)	—	180,799
Linkem	192,136	(7,455)	—	542	8,024	193,247
HomeFed	341,874	11,610	—	—	—	353,484
Golden Queen (3)	105,005	(3,969)	—	8,444	—	109,480
Other	223,754	2,474	(4,228)	(2,383)	1,676	221,293
Total	$2,066,829	$32,100	$5,605	$119,050	$9,486	$2,233,070

2017
Jefferies Finance	$490,464	$—	$24,965	$—	$—	$515,429
Jefferies LoanCore	154,731	—	2,332	(7,760)	—	149,303
Berkadia	184,443	16,954	—	(1,924)	102	199,575
FXCM (2)	336,258	(149,900)	—	—	349	186,707
Garcadia Companies	185,815	13,294	—	(12,588)	—	186,521
Linkem	154,000	(8,148)	—	31,996	3,520	181,368
HomeFed	302,231	336	—	31,316	—	333,883
Golden Queen	111,302	(1,297)	—	—	—	110,005
Other	205,854	187	(1,034)	54,680	1	259,688
Total	$2,125,098	$(128,574)	$26,263	$95,720	$3,972	$2,122,479

(1)	Primarily classified in Investment banking revenues and Other revenues.

(2)
As further described in Note 3, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included as Loans to and investments in associated companies and our term loan is included as Trading assets, at fair value in our Consolidated Statements of Financial Condition.

(3)	At March 31, 2018 and December 31, 2017, the balance reflects $26.9 million and $30.5 million, respectively, related to a noncontrolling interest.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Berkadia	$26,281	$16,954
FXCM	(8,224)	(149,900)
Garcadia companies	11,383	13,294
Linkem	(7,455)	(8,148)
HomeFed	11,610	336
Golden Queen	(3,969)	(1,297)
Other	2,474	187
Total	$32,100	$(128,574)

Income (losses) related to Jefferies associated companies (primarily classified in Investment banking revenues and Other revenues) includes the following (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Jefferies Finance	$9,833	$24,965
Jefferies LoanCore	—	2,332
Other	(4,228)	(1,034)
Total	$5,605	$26,263

Jefferies Finance

Through Jefferies, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), our joint venture with Massachusetts Mutual Life Insurance Company (“MassMutual”). Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.

At March 31, 2018, Jefferies and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At March 31, 2018, $657.4 million of Jefferies commitment was funded. The investment commitment is scheduled to expire on March 1, 2019 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at March 31, 2018 and December 31, 2017. Advances are shared equally between Jefferies and MassMutual. The facility is scheduled to mature on March 1, 2019 with automatic one year extensions absent a 60-day termination notice by either party. At March 31, 2018 and December 31, 2017, $121.2 million and $0.0 million, respectively, of Jefferies $250.0 million commitment was funded. Jefferies recognized interest income and unfunded commitment fees related to the facility of $1.0 million and $1.4 million during the three months ended March 31, 2018 and 2017, respectively.

Jefferies engages in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, Jefferies earned fees of $101.4 million and $66.2 million during the three months ended March 31, 2018 and 2017, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations. In addition, Jefferies paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $18.5 million and $2.1 million during the three months ended March 31, 2018 and 2017, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

Jefferies acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies recognized fees of $0.3 million and $2.7 million during the three months ended March 31, 2018 and 2017, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations. At March 31, 2018 and December 31, 2017, Jefferies held securities issued by CLOs managed by Jefferies Finance, which are included in Trading assets. Additionally, Jefferies has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO. Gains (losses) related to the derivative contracts were not material.

Under a service agreement, Jefferies charged Jefferies Finance $26.1 million and $20.2 million for services provided during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, Jefferies had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $43.1 million and a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $14.1 million. At December 31, 2017, Jefferies had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $34.6 million and a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition, of $14.1 million.

Jefferies enters into OTC foreign exchange contracts with Jefferies Finance as to which we had $0.4 million included in Trading liabilities and $1.5 million included in Trading assets in our Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017, respectively.

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

Berkadia

Berkadia Commercial Mortgage LLC ("Berkadia") is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway Inc. We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia. Through March 31, 2018, cumulative cash distributions received by Leucadia from this investment aggregated $579.2 million. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs. Berkadia is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. As of March 31, 2018, the aggregate amount of commercial paper outstanding was $1.47 billion.

FXCM

As discussed more fully in Note 3, at March 31, 2018, Leucadia has a 50% voting interest in FXCM and a senior secured term loan to FXCM due January 2019. On September 1, 2016, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in our Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology, trade name, leases and long-term debt over their respective useful lives.

During February 2017, Global Brokerage Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the National Futures Association and the Commodity Futures Trading Commission ("CFTC") against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. As part of the settlements, FXCM U.S. withdrew from business and sold FXCM U.S.'s customer accounts. Based on the above actions, we evaluated in the first quarter of 2017 whether our equity method investment was fully recoverable. We engaged an independent valuation firm to assist management in estimating the fair value of FXCM. Our estimate of fair value was based on a discounted cash flow and comparable public company analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $130.2 million. We concluded based on the regulatory actions, FXCM's restructuring plan, investor perception and declines in the trading price of Global Brokerage's common shares and convertible debt, that the decline in fair value of our equity interest was other than temporary. As such, we impaired our equity investment in FXCM in the first quarter of 2017 by $130.2 million.

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
In April 2018, Leucadia entered into a letter agreement to sell 100% of its equity interests in Garcadia and its associated real estate to our current partners, the Garff family. At closing, we will receive $435 million in cash and $50 million in senior preferred equity of an entity that will own all of the automobile dealerships associated broadly with the Ken Garff Automotive Group, including all the Garcadia dealerships. At or prior to closing, we will pay approximately $53 million to retire the mortgage debt on the real estate to be sold. In addition, we agreed to pay at closing an amount equal to $5.75 million to the Garff family representing the satisfaction of a pre-existing obligation. The estimated pre-tax gain that will be recognized as a result of this transaction is approximately $220 million. This transaction is expected to close in the third quarter of 2018.

Linkem

We own approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy. In addition, we own 5% convertible preferred stock, which is automatically convertible to common shares in 2020. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 54% of Linkem’s common equity at March 31, 2018. We have approximately 48% of the total voting securities of Linkem.

HomeFed

At March 31, 2018, we own 10,852,123 shares of HomeFed’s common stock, representing approximately 70% of HomeFed’s outstanding common shares; however, we have contractually agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted. HomeFed develops and owns residential and mixed-use real estate properties. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD). As a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at March 31, 2018. Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed’s Chairman, and our President. Since we do not control HomeFed, our investment in HomeFed is accounted for under the equity method as an investment in an associated company.

Golden Queen Mining Company

Since 2014, we invested $93.0 million, net in cash in a limited liability company (Gauss LLC) to partner with the Clay family and Golden Queen Mining Co. Ltd., to jointly fund, develop and operate the Soledad Mountain gold and silver mine project.  Previously 100% owned by Golden Queen Mining Co. Ltd., the project is a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California, which commenced gold and silver production in March 2016. In exchange for a noncontrolling ownership interest in Gauss LLC, the Clay family contributed $34.5 million, net in cash. Gauss LLC invested both our and the Clay family’s net contributions totaling $127.5 million to the joint venture, Golden Queen, in exchange for a 50% ownership interest. Golden Queen Mining Co. Ltd. contributed the Soledad Mountain project to the joint venture in exchange for the other 50% interest.

As a result of our consolidating Gauss LLC, our Loans to and investments in associated companies reflects Gauss LLC’s net investment of $127.5 million in the joint venture, which includes both the amount we contributed and the amount contributed by the Clay family. The joint venture, Golden Queen, is considered a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses and their rights to receive the expected residual returns, given the provision of services to the joint venture by Golden Queen Mining Co. Ltd. Golden Queen Mining Co. Ltd. has entered into an agreement with the joint venture for the provision of executive officers, financial, managerial, administrative and other services, and office space and equipment. We have determined that we are not the primary beneficiary of the joint venture and are therefore not consolidating its results.

Our maximum exposure to loss as a result of our involvement with the joint venture is limited to our investment. The excess of Gauss LLC's investment in Golden Queen's underlying book value is being amortized to expense over the estimated life of mine gold and silver sales.
Other
The following table provides summarized data for certain associated companies (Jefferies Finance and Berkadia) (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Revenues	$266,339	$230,269
Income from continuing operations before extraordinary items	$99,811	$78,512
Net income	$99,811	$78,512

Note 10.  Financial Statement Offsetting
In connection with Jefferies derivative activities and securities financing activities, Jefferies may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to: derivative transactions – ISDA master netting agreements; master securities lending agreements (securities lending transactions); and master repurchase agreements (repurchase transactions). A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation.  Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due to a counterparty against all or a portion of an amount due from the counterparty or a third party.
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

The following table provides information regarding derivative contracts, repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statements of Financial Condition and (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our consolidated financial position.

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at March 31, 2018
Derivative contracts	$2,571,665	$(2,414,276)	$157,389	$—	$—	$157,389
Securities borrowing arrangements	$7,300,171	$—	$7,300,171	$(662,827)	$(1,151,335)	$5,486,009
Reverse repurchase agreements	$11,488,733	$(8,504,788)	$2,983,945	$(289,950)	$(2,673,232)	$20,763

Liabilities at March 31, 2018
Derivative contracts	$3,538,069	$(2,655,358)	$882,711	$—	$—	$882,711
Securities lending arrangements	$2,372,473	$—	$2,372,473	$(662,827)	$(1,558,384)	$151,262
Repurchase agreements	$16,755,127	$(8,504,788)	$8,250,339	$(289,950)	$(7,041,254)	$919,135

Assets at December 31, 2017
Derivative contracts	$3,497,969	$(3,318,481)	$179,488	$—	$—	$179,488
Securities borrowing arrangements	$7,721,803	$—	$7,721,803	$(966,712)	$(1,032,629)	$5,722,462
Reverse repurchase agreements	$14,858,297	$(11,168,738)	$3,689,559	$(463,973)	$(3,207,147)	$18,439

Liabilities at December 31, 2017
Derivative contracts	$3,745,908	$(3,490,514)	$255,394	$—	$—	$255,394
Securities lending arrangements	$2,843,911	$—	$2,843,911	$(966,712)	$(1,795,408)	$81,791
Repurchase agreements	$19,829,249	$(11,168,738)	$8,660,511	$(463,973)	$(7,067,512)	$1,129,026

(1)
Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by a counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of GAAP are not met. Further, for derivative assets and liabilities, amounts netted include cash collateral paid or received.

(2)
Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(3)
At March 31, 2018, amounts include $5,418.7 million of securities borrowing arrangements, for which we have received securities collateral of $5,221.3 million, and $888.2 million of repurchase agreements, for which we have pledged securities collateral of $907.3 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.  At December 31, 2017, amounts include $5,678.6 million of securities borrowing arrangements, for which we have received securities collateral of $5,516.7 million, and $1,084.4 million of repurchase agreements, for which we have pledged securities collateral of $1,115.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	March 31, 2018	December 31, 2017
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,619	$8,551

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $237,946 and $230,074	340,156	347,767
Trademarks and tradename, net of accumulated amortization of $99,861 and $95,627	290,009	293,851
Supply contracts, net of accumulated amortization of $59,833 and $57,440	83,767	86,160
Other, net of accumulated amortization of $4,127 and $3,885	4,459	4,701
Total intangible assets, net	727,010	741,030

Goodwill:
National Beef	14,991	14,991
Jefferies	1,705,097	1,703,300
Other operations	3,859	3,859
Total goodwill	1,723,947	1,722,150

Total intangible assets, net and goodwill	$2,450,957	$2,463,180

Amortization expense on intangible assets was $14.6 million and $13.7 million for the three months ended March 31, 2018 and 2017, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$43,839
2019	$58,454
2020	$58,454
2021	$58,067
2022	$57,984

As further discussed in Note 1, in April 2018, we agreed to sell 48% of National Beef to Marfrig. Intangible assets, net and goodwill for National Beef totaled $543.2 million at March 31, 2018. Once the transaction with Marfrig closes, we will deconsolidate our investment in National Beef, including the Intangible assets, net and goodwill.

Note 12.  Short-Term Borrowings

Jefferies short-term borrowings, which mature in one year or less, are as follows (in thousands):

	March 31, 2018	December 31, 2017
Bank loans (1)	$357,012	$304,651
Floating rate puttable notes	111,034	108,240
Equity-linked notes	—	23,324
Total short-term borrowings	$468,046	$436,215

(1) Bank loans include loans entered into, pursuant to a Master Loan Agreement, between the Bank of New York and Jefferies.

At March 31, 2018 and December 31, 2017, the weighted average interest rate on short-term borrowings outstanding was 2.28% and 2.51% per annum, respectively.

Equity-linked notes with a principal amount of $23.3 million matured during the first quarter of 2018. See Note 3 for further information.

The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for Jefferies. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At March 31, 2018, Jefferies was in compliance with debt covenants under the Intraday Credit Facility.

Note 13.  Long-Term Debt

The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$742,629	$742,348
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,686	246,673
Total long-term debt – Parent Company	989,315	989,021

Subsidiary Debt (non-recourse to Parent Company):
Jefferies:
5.125% Senior Notes, due April 13, 2018, $668,300 and $678,300 principal (1)	669,586	682,338
8.50% Senior Notes, due July 15, 2019, $680,800 principal	721,677	728,872
2.375% Euro Medium Term Notes, due May 20, 2020, $610,075 and $594,725 principal	608,789	593,334
6.875% Senior Notes, due April 15, 2021, $750,000 principal	804,138	808,157
2.25% Euro Medium Term Notes, due July 13, 2022, $4,881 and $4,758 principal	4,521	4,389
5.125% Senior Notes, due January 20, 2023, $600,000 principal	615,021	615,703
4.85% Senior Notes, due January 15, 2027, $750,000 principal (2)	713,762	736,357
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	375,274	375,794
3.875% Convertible Senior Debentures, due November 1, 2029, $0 and $324,779 principal	—	324,779
4.15% Senior Notes, due January 23, 2030, $1,000,000 and $0 principal	987,157	—
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	511,947	512,040
6.50% Senior Notes, due January 20, 2043, $400,000 principal	420,901	420,990
Structured Notes (3)	742,777	614,091
National Beef Reducing Revolver Loan	180,000	120,000
National Beef Revolving Credit Facility	40,329	76,809
Foursight Capital Credit Facilities	11,750	170,455
Other	102,780	112,654
Total long-term debt – subsidiaries	7,510,409	6,896,762

Long-term debt	$8,499,724	$7,885,783

(1)	On April 13, 2018, these 5.125% Senior Notes were redeemed by Jefferies with cash on hand.
(2) Amount includes decreases of $22.7 million and $5.4 million during the three months ended March 31, 2018 and 2017, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 4 for further information.
(3) Includes $735.5 million and $607.0 million at fair value at March 31, 2018 and December 31, 2017, respectively. These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues.

Subsidiary Debt:

In November 2017, all of Jefferies 3.875% Convertible Senior Debentures due 2029 were called for optional redemption, with a redemption date of January 5, 2018, at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed in January 2018.

In January 2018, Jefferies issued 4.15% senior notes with a principal amount of $1.0 billion, due 2030. Additionally, structured notes with a total principal amount of approximately $154.4 million, net of retirements were issued during the three months ended March 31, 2018.

In June 2017, National Beef entered into a Third Amended and Restated Credit Agreement (the "Debt Agreement"). The Debt Agreement matures in June 2022 and included a $275.0 million reducing revolver loan and a $275.0 million revolving credit facility. In March 2018, the Debt Agreement was amended to increase the reducing revolver loan to $375.0 million. The reducing revolver loan commitment decreases by $18.8 million on each annual anniversary of the Debt Agreement, beginning in June 2019. The Debt Agreement is secured by a first priority lien on substantially all of the assets of National Beef and its subsidiaries and includes customary covenants including a single financial covenant that requires National Beef to maintain a minimum tangible net worth; at March 31, 2018, National Beef was in compliance with the covenants.

At March 31, 2018, National Beef’s credit facility consisted of a reducing revolver loan with an outstanding balance of $180.0 million and $45.5 million drawn on the revolving credit facility. The reducing revolver loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 3.00% depending upon certain financial ratios and the rate selected. At March 31, 2018, the interest rate on the outstanding reducing revolver loan was 3.60% and the interest rate on the outstanding revolving credit facility was 3.80%.

Borrowings under the reducing revolver loan and the revolving credit facility are available for National Beef’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the revolving credit facility can also be used to issue letters of credit; letters of credit aggregating $13.9 million were outstanding at March 31, 2018. Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount. At March 31, 2018, after deducting outstanding amounts and issued letters of credit, $173.7 million of the unused revolving credit facility and $195.0 million of the reducing revolver commitment was available to National Beef.

At March 31, 2018, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $225.0 million, which mature in March 2020 and July 2020. The March 2020 credit facility bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity and the July 2020 credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. As a condition of the March 2020 credit facility, Foursight Capital is obligated to maintain cash reserves in an amount equal to the quoted price of an interest rate cap sufficient to meet the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $14.5 million at March 31, 2018.

Note 14.  Mezzanine Equity

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests primarily relate to National Beef and are held by its minority owners, USPB, NBPCo Holdings and the chief executive officer of National Beef. The holders of these interests share in the profits and losses of National Beef on a pro rata basis with us. However, the minority owners have the right to require us to purchase their interests under certain specified circumstances at fair value (put rights). The holders will have the right to make an election that requires us to purchase up to one-third on December 30, 2018, and the remainder on December 30, 2021. In addition, USPB may elect to exercise their put rights following the termination of the cattle supply agreement, and the chief executive officer following the termination of his employment. As discussed further in Note 1, in April 2018, we entered into a definitive agreement to sell 48% of National Beef to Marfrig. Upon closing of the transaction with Marfrig, the current minority owners will no longer have put rights to us.

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value. The following table rolls forward National Beef’s redeemable noncontrolling interests activity during the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
As of January 1,	$412,128	$321,962
Income allocated to redeemable noncontrolling interests	14,450	12,049
Distributions to redeemable noncontrolling interests	(9,519)	(7,117)
Increase (decrease) in fair value of redeemable noncontrolling interests	(17,067)	1,038
Balance, March 31,	$399,992	$327,932

At March 31, 2018, the fair value of the redeemable noncontrolling interests is based upon the total equity value associated with the announced sale of National Beef as described more fully in Note 1.

At March 31, 2018 and December 31, 2017, redeemable noncontrolling interests also include other redeemable noncontrolling interests of $14.8 million and $14.5 million, respectively, primarily related to our oil and gas exploration and development businesses.

Mandatorily Redeemable Convertible Preferred Shares

In connection with our acquisition of Jefferies in March 2013, we issued a new series of 3.25% Cumulative Convertible Preferred Shares (“Preferred Shares”) ($125.0 million at mandatory redemption value) in exchange for Jefferies outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,162,200 common shares, an effective conversion price of $30.03 per share. The holders of the Preferred Shares are also entitled to an additional quarterly payment in the event we declare and pay a dividend on our common stock in an amount greater than $0.0625 per common share per quarter. The additional quarterly payment would be paid to the holders of Preferred Shares on an as converted basis and on a per share basis would equal the quarterly dividend declared and paid to a holder of a share of common stock in excess of $0.0625 per share. In the third quarter of 2017, we increased our quarterly dividend from $0.0625 to $0.10 per common share. This increased the preferred stock dividend from $1.0 million in the first quarter of 2017 to $1.2 million in the first quarter of 2018. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

Note 15.  Stock-Based Compensation Plans

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

Senior Executive Compensation Plan. The Compensation Committee of the Leucadia Board of Directors approved an executive compensation plan effective January 1, 2018 that extends Leucadia’s prior compensation plans for our CEO and our President (together, our "Senior Executives") for compensation years 2018, 2019 and 2020. For each Senior Executive, the Compensation Committee has targeted long-term compensation of $25.0 million per year under the plan with a target of $16.0 million in long-term equity in the form of RSUs and a target of $9.0 million in long-term cash, subject to performance targets over the three-year measurement period for each compensation year. To receive targeted long-term equity, our Senior Executives will have to achieve 8% growth on an annual and multi-year compounded basis in Leucadia’s Total Shareholder Return ("TSR") and to receive targeted long-term cash, our Senior Executives will have to achieve 8% growth on an annual and multi-year compounded basis in Leucadia’s Return on Tangible Deployable Equity ("ROTDE"). If TSR and ROTDE are less than 5%, our Senior Executives will receive no long-term compensation. If TSR and ROTDE growth rates are greater than 8%, our Senior Executives are eligible to receive up to 50% additional incentive compensation on a pro rata basis up to 12% growth rates. TSR is based on annualized rate of return reflecting price appreciation plus reinvestment of dividends and distributions to shareholders. ROTDE is net income adjusted for amortization of intangible assets divided by tangible book value at the beginning of year adjusted for intangible assets and deferred tax assets.

Stock-Based Compensation Expense. Compensation and benefits expense included $12.4 million and $10.0 million for the three months ended March 31, 2018 and 2017, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $2.9 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, total unrecognized compensation cost related to nonvested share-based compensation plans was $156.5 million; this cost is expected to be recognized over a weighted average period of 2.6 years.

At March 31, 2018, there were 1,844,000 shares of restricted stock outstanding with future service required, 9,352,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 10,341,000 RSUs outstanding with no future service required and 854,000 shares issuable under other plans. Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 20,547,000.

Note 16.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income, net of taxes is as follows (in thousands):

	March 31, 2018	December 31, 2017
Net unrealized gains on available for sale securities	$543,290	$572,085
Net unrealized foreign exchange losses	(83,497)	(101,400)
Net unrealized losses on instrument specific credit risk	(46,001)	(34,432)
Net unrealized gains (losses) on cash flow hedges	110	(1,138)
Net minimum pension liability	(56,585)	(62,391)
	$357,317	$372,724

For the three months ended March 31, 2018 and 2017, significant amounts reclassified out of accumulated other comprehensive income to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2018	2017
Net unrealized losses on available for sale securities, net of income tax benefit of $(5) and $(11)	$(15)	$(18)	Other revenues
Net unrealized foreign exchange losses, net of income tax provision of $0 and $1,097	—	(5,290)	Other income and other expenses
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(151) and $(204)	(462)	(433)	Selling, general and other expenses, which includes pension expense.
Other pension, net of income tax benefit of $0 and $(1,231)	(5,344)	1,231	Compensation and benefits expense and Income tax provision (benefit)
Total reclassifications for the period, net of tax	$(5,821)	$(4,510)

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, Jefferies acquired a defined benefit pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. On
December 28, 2017, a Liquidation Insurance Contract was entered into between Jefferies Bache Limited and Generali Lebensversicherung AG (“Generali“) to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018 and released Jefferies from any and all obligations under the German Pension Plan. This transaction was completed in the first quarter of 2018. In connection with the transfer of the German Pension

Plan, $5.3 million was reclassified to Compensation and benefits expense in the Consolidated Statements of Operations from Accumulated other comprehensive income during the three months ended March 31, 2018.

Note 17. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

For the Three Months Ended March 31, 2018

Revenues from contracts with customers:
Beef processing services	$1,779,631
Commissions and other fees	147,902
Investment banking	439,991
Other	140,523
Total revenue from contracts with customers	2,508,047

Other sources of revenue:
Beef processing services	2,289
Principal transactions	145,663
Interest income	275,290
Other	15,180
Total revenue from other sources	438,422

Total revenues	$2,946,469
Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties.
The following provides detailed information on the recognition of our revenues from contracts with customers:
Beef Processing Services. National Beef earns over 95% of its revenues through the sale of beef, pork and beef by-products. Agreements with customers for these sales typically specify the type and quantity of products to be delivered, the unit price of each product, the estimated delivery date, and credit and payment terms. Payment is generally due in seven days from delivery. The transaction price is generally fixed at the time of sale and revenue is recognized when the customer takes control of the product.
Commissions and Other fees. Jefferies earns commission revenue by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and Jefferies records a receivable between trade-date and payment on settlement date. Jefferies permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Jefferies acts as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs Jefferies payments to third party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in our Consolidated Statements of Operations.

Jefferies earns account advisory and distribution fees in connection with wealth management services. Account advisory fees are recognized over time using the time-elapsed method as Jefferies determined that the customer simultaneously receives and consumes the benefits of investment advisory services as they are provided. Account advisory fees may be paid in advance of a specified service period or in arrears at the end of the specified service period (e.g., quarterly). Account advisory fees paid in advance are initially deferred within Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. Distribution fees are variable and recognized when uncertainties with respect to the amounts are resolved.
Investment Banking Fees. Jefferies provides its clients with a full range of capital markets and financial advisory services. Capital markets services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings and equity-linked convertible securities transactions and structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal bonds and mortgage- and asset-backed securities. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the capital markets offering at that point. Costs associated with capital markets transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within Selling, general and other expenses in the Consolidated Statements of Operations as Jefferies is acting as a principal in the arrangement. Any expenses reimbursed by its clients are recognized as Investment banking revenues.
Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as Jefferies clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees Jefferies receives for its advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. Jefferies recognizes a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category in the Consolidated Statements of Operations and any expenses reimbursed by Jefferies clients are recognized as Investment banking revenues.
Asset Management Fees. Jefferies and LAM earn management and performance fees, recorded in Other revenues, in connection with investment advisory services provided to various funds and accounts, which are satisfied over time and measured using a time elapsed measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract. Management and performance fees are considered variable as they are subject to fluctuation (e.g., changes in assets under management, market performance) and/ or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon notional amount and are included in the transaction price at the end of each month when the assets under management or notional amount is known. Performance fees are received when the return on assets under management for a specified performance period exceed certain benchmark returns, “high-water marks” or other performance targets. The performance period related to performance fees is annual, semi-annual or quarterly. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the three months ended March 31, 2018 (in thousands):

	Reportable Segments
	Jefferies	National Beef	Corporate and Other	All Other	Total

Major Business Activity:
Jefferies:
Equities (1)	$151,630	$—	$—	$—	$151,630
Fixed Income (1)	2,958	—	—	—	2,958
Investment Banking	439,991	—	—	—	439,991
Asset Management	4,930	—	—	—	4,930
Beef processing services	—	1,779,631	—	—	1,779,631
Manufacturing revenues	—	—	—	98,365	98,365
Oil and gas revenues	—	—	—	20,330	20,330
Other revenues	—	—	8,233	1,979	10,212
Total revenues from contracts with customers	$599,509	$1,779,631	$8,233	$120,674	$2,508,047

Primary Geographic Region:
Americas	$520,854	$1,554,061	$7,903	$120,674	$2,203,492
Europe, Middle East and Africa	61,328	17,596	255	—	79,179
Asia	17,327	207,974	75	—	225,376
Total revenues from contracts with customers	$599,509	$1,779,631	$8,233	$120,674	$2,508,047

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2018.
During the three months ended March 31, 2018, Jefferies recognized $11.7 million of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in consideration that was constrained in prior periods. In addition, Jefferies recognized $4.6 million of revenues primarily associated with distribution services during the three months ended March 31, 2018, a portion of which relates to prior periods.
Contract Balances
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and it has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. Jefferies deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied.
We had receivables related to revenues from contracts with customers of $410.0 million and $469.3 million at March 31, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the three months ended March 31, 2018.
Our deferred revenue, which primarily relates to Jefferies, was $17.6 million and $15.5 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, we recognized $4.9 million of deferred revenue from the December 31, 2017 balance.

Contract Costs
Jefferies capitalizes costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At March 31, 2018, Jefferies capitalized costs to fulfill a contract were $3.6 million, which are recorded in Receivables in the Consolidated Statement of Financial Condition. For the three months ended March 31, 2018, Jefferies recognized $2.4 million of expenses related to costs capitalized to fulfill a contract. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended March 31, 2018. At March 31, 2018, capitalized costs related to our other subsidiaries were not material.

Note 18.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at March 31, 2018 was $227.0 million (including $58.0 million for interest), of which $173.4 million related to Jefferies. The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at December 31, 2017 was $226.4 million (including $57.4 million for interest), of which $177.8 million related to Jefferies. If recognized, such amounts would lower our effective tax rate. Accrued interest is included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the three months ended March 31, 2018 and the year ended December 31, 2017.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2012. Our 2013 federal tax return is currently under examination by the Internal Revenue Service. Our New York State and New York City income tax returns are currently being audited for the 2012 to 2014 period and 2011 to 2012 period, respectively. Prior to becoming a wholly-owned subsidiary, Jefferies filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions. Jefferies is currently under examination by the Internal Revenue Service and other major tax jurisdictions. The statute of limitations with respect to Jefferies federal income tax returns has expired for all years through 2012. We do not expect that resolution of these examinations will have a significant effect on our Consolidated Statements of Financial Condition, but could have a significant impact on the Consolidated Statements of Operations for the period in which resolution occurs.

Our provision for income taxes for the three months ended March 31, 2018 was reduced by a $43.9 million benefit resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryforwards (“NOLs”) which we now believe are more likely than not to be utilized before they expire. Our provision for income taxes for the three months ended March 31, 2017 was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. SAB 118 provides a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law prior to the enactment of the Tax Act.

Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in the financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is complex and we continue to assess the impact that various provisions will have on our business. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next several quarters, we consider the accounting for the deferred tax asset remeasurements, the transition tax, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. During the three months ended March 31, 2018, we revised our prior estimate and recorded a $2.6 million reduction in our tax expense related to the Tax Act.

Note 19.  Common Share and Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Numerator for earnings per share:
Net income attributable to Leucadia National Corporation common shareholders	$124,525	$281,408
Allocation of earnings to participating securities (1)	(499)	(1,138)
Net income attributable to Leucadia National Corporation common shareholders for basic earnings per share	124,026	280,270
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(1)	8
Mandatorily redeemable convertible preferred share dividends	1,172	1,016
Net income attributable to Leucadia National Corporation common shareholders for diluted earnings per share	$125,197	$281,294

Denominator for earnings per share:
Weighted average common shares outstanding	356,576	359,634
Weighted average shares of restricted stock outstanding with future service required	(1,285)	(1,432)
Weighted average RSUs outstanding with no future service required	11,136	11,065
Denominator for basic earnings per share – weighted average shares	366,427	369,267
Stock options	30	16
Senior executive compensation plan awards	2,842	2,276
Mandatorily redeemable convertible preferred shares	4,162	4,162
Denominator for diluted earnings per share	373,461	375,721

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,317,000 and 1,500,000 for the three months ended March 31, 2018 and 2017, respectively. Dividends declared on participating securities were not material during three months ended March 31, 2018 and 2017. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

For the three months ended March 31, 2018 and 2017, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. All of these convertible debentures were redeemed in January 2018.

The Board of Directors from time to time has authorized the repurchase of our common shares. In April 2018, the Board of Directors approved an increase to our share repurchase program to 25,000,000 common shares from the 12,500,000 million remaining under its prior authorization.

Note 20.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Maximum Payout
Equity commitments (1)	$33.3	$0.2	$18.8	$—	$104.5	$156.8
Loan commitments (1)	158.0	—	47.5	7.4	—	212.9
Mortgage-related and other purchase commitments	—	177.7	—	—	—	177.7
Underwriting commitments	55.0	—	—	—	—	55.0
Forward starting reverse repos (2)	3,432.2	—	—	—	—	3,432.2
Forward starting repos (2)	2,523.5	—	—	—	—	2,523.5
Other unfunded commitments (1)	157.3	117.3	11.3	107.0	5.5	398.4
	$6,359.3	$295.2	$77.6	$114.4	$110.0	$6,956.5

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At March 31, 2018, all of the forward starting securities purchased under agreements to resell and securities sold under agreements to repurchase (collectively "repos") settled within three business days.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consist of a team led by Brian P. Friedman, our President and a Director. At March 31, 2018, Jefferies outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $21.8 million.

See Note 9 for additional information regarding Jefferies investment in Jefferies Finance.

Additionally, as of March 31, 2018, we had other outstanding equity commitments to invest up to $42.4 million in various other investments. Subsequent to the end of the quarter, we committed to invest up to $500.0 million as part of the further development of our alternative asset management platforms.

Loan Commitments. From time to time Jefferies makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At March 31, 2018, Jefferies had $66.8 million of outstanding loan commitments to clients.

Loan commitments outstanding at March 31, 2018, also include Jefferies portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At March 31, 2018, $121.2 million of Jefferies $250.0 million commitment was funded.

In August 2014, we and Solomon Kumin established Folger Hill; we committed to provide Folger Hill with a three-year, $20.0 million revolving credit facility to fund its start-up and initial operating expenses. During the third quarter of 2017, the facility was amended to extend the maturity date until December 31, 2018 and to provide for an optional termination right for the Company with ten days prior written notice. As of March 31, 2018, $10.2 million has been provided to Folger Hill under the revolving credit facility. As discussed further in Note 1, in April 2018, we agreed to combine the fundamental equities businesses of Folger Hill and Schonfeld under the Schonfeld brand. Upon closing, this revolving credit facility will be terminated.

Mortgage-Related and Other Purchase Commitments.  Jefferies enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Jefferies frequently securitizes the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at March 31, 2018 was $1.1 million.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of March 31, 2018 (in millions):

	Expected Maturity Date
Guarantee Type	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$19,737.1	$3,134.8	$1,429.2	$215.0	$478.2	$24,994.3
Written derivative contracts – credit related	—	42.7	7.5	23.1	—	73.3
Total derivative contracts	$19,737.1	$3,177.5	$1,436.7	$238.1	$478.2	$25,067.6

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). Jefferies substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies manages the risk associated with these contracts in the context of its overall risk management framework. Jefferies believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $391.4 million at March 31, 2018.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At March 31, 2018, the aggregate amount of commercial paper outstanding was $1.47 billion.
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
Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire. Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed. Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains. The primary lease expires in October 2018 and the aggregate amount of lease obligation as of March 31, 2018 was approximately $6.4 million. Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At March 31, 2018, Jefferies provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $52.0 million. Standby letters of credit commit Jefferies to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $15.0 million at March 31, 2018. Primarily all letters of credit expire within one year.

Note 21.  Net Capital Requirements

Jefferies operates as a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the CFTC which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC’s net capital and excess net capital at March 31, 2018 were $1,463.4 million and $1,373.4 million, respectively.

FINRA is the designated examining authority for Jefferies U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
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

Note 22.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$615,567	$598,218	$579,071	$565,285

Financial Liabilities:
Short-term borrowings (2)	$468,046	$468,046	$412,891	$412,891
Long-term debt (3)	$7,764,268	$8,012,424	$7,278,827	$7,678,210

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

Note 23.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds"). Reflected in our Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017 are Jefferies equity investments in Private Equity Related Funds of $30.9 million and $23.7 million, respectively. Net gains (losses) aggregating $7.0 million and $(1.3) million for the three months ended March 31, 2018 and 2017, respectively, were recorded in Other revenues related to the Private Equity Related Funds. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 8 and 20.

Berkadia Commercial Mortgage, LLC.  At March 31, 2018 and December 31, 2017, Jefferies has commitments to purchase $898.8 million and $864.1 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies entered into OTC foreign exchange contracts with FXCM. In connection with these contracts, Jefferies had $20.6 million and $17.0 million at March 31, 2018 and December 31, 2017, respectively, included in Payables, expense accruals and other liabilities and $0.5 million at March 31, 2018 in Trading liabilities at fair value in our Consolidated Statements of Financial Condition.

Officers, Directors and Employees.  We have $45.2 million and $45.6 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at March 31, 2018 and December 31, 2017, respectively.
Receivables from and payables to customers include balances arising from officers, directors and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

National Beef.  National Beef participates in a cattle supply agreement with a minority owner and holder of a redeemable noncontrolling interest in National Beef. Under this agreement, National Beef has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of the minority owner, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. National Beef obtained approximately 30% and 26% of its cattle requirements under this agreement during the three months ended March 31, 2018 and 2017, respectively.

National Beef also enters into transactions with an affiliate of another minority owner and holder of a redeemable noncontrolling interest in National Beef to buy and sell a limited number of beef products. During the three months ended March 31, 2018, sales to this affiliate were $6.9 million and purchases were $3.0 million. During the three months ended March 31, 2017, sales to this affiliate were $7.1 million and purchases were $2.8 million. At March 31, 2018 and December 31, 2017, amounts due from and payable to these related parties were not significant.

HomeFed.  During 2014, we sold to HomeFed substantially all of our then-owned real estate properties and operations as well as cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares. As discussed in Note 9, as a result of a 1998 distribution to all of our shareholders, approximately 4.8% of HomeFed is beneficially owned by our Chairman at March 31, 2018. Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed’s Chairman, and our President.

See Note 9 for information on transactions with Jefferies Finance.

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
Corporate and other assets primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies deferred tax asset), cash and cash equivalents. Corporate and other revenues primarily include adjustments to fair value of trading securities, interest income and revenues associated with other investments. We do not allocate Corporate and other revenues or overhead expenses to the operating units.
All other consists of our other financial services businesses and investments and our other merchant banking businesses and investments. Our other financial services businesses and investments include the Leucadia Asset Management platform, Foursight Capital, and our investments in Berkadia, HomeFed and FXCM. Our other merchant banking businesses and investments primarily includes Vitesse Energy Finance, JETX Energy, Idaho Timber and our investments in HRG, Garcadia, Linkem and Golden Queen.

Certain information concerning our segments is presented in the following table. Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired. As discussed above, Jefferies is reflected in our consolidated financial statements utilizing a one month lag.

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net Revenues:
Reportable Segments:
Jefferies	$820,919	$797,386
National Beef	1,785,358	1,561,456
Corporate and other	8,444	7,690
Total net revenues related to reportable segments	2,614,721	2,366,532
All other (1)	66,072	501,450
Total consolidated net revenues	$2,680,793	$2,867,982

Income (loss) before income taxes:
Reportable Segments:
Jefferies	$125,730	$132,270
National Beef	68,891	57,103
Corporate and other	(23,688)	(14,504)
Income before income taxes related to reportable segments	170,933	174,869
All other (1)	(49,533)	237,958
Parent Company interest	(14,746)	(14,730)
Total consolidated income before income taxes	$106,654	$398,097

Depreciation and amortization expenses:
Reportable Segments:
Jefferies	$16,366	$15,601
National Beef	25,519	22,399
Corporate and other	1,298	867
Total depreciation and amortization expenses related to reportable segments	43,183	38,867
All other	10,496	10,643
Total consolidated depreciation and amortization expenses	$53,679	$49,510

(1)
All other revenue and Income from continuing operations before income taxes include realized and unrealized gains (losses) relating to our investment in FXCM of $8.6 million and $0.4 million, respectively, for the three months ended March 31, 2018, and $10.9 million and $(139.0) million, respectively, for the three months ended March 31, 2017.

Interest expense classified as a component of Net revenues relates to Jefferies. For the three months ended March 31, 2018 and 2017, interest expense classified as a component of Expenses was primarily comprised of National Beef ($2.1 million and $1.8 million, respectively), parent company interest ($14.7 million and $14.7 million, respectively) and all other ($6.8 million and $10.8 million, respectively).

Conwed Plastics ("Conwed") was our consolidated subsidiary that manufactured and marketed lightweight plastic netting. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. We recognized a $179.9 million pre-tax gain on the sale of Conwed in Other revenues during the three months ended March 31, 2017. The gain on the sale of Conwed is included within Other merchant banking and All other above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our businesses included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”).

Results of Operations
We are a diversified financial services company engaged in investment banking and capital markets, merchant banking, and the early stages of building an alternative asset management platform. We have recently agreed to a number of strategic transactions which will impact our future results of operations as these transactions close. These transactions include the sale of 48% of National Beef, reducing our ownership to 31% and deconsolidating it from our results of operations. Upon closing, National Beef will be accounted for as an equity method investment within the Leucadia Merchant Banking portfolio. We also agreed to sell 100% of our equity interest in Garcadia. In addition, Vitesse Energy Finance recently acquired a package of non-operated Bakken assets for $190 million in April 2018, of which approximately $145 million was funded as equity.

Income from continuing operations before income taxes was $106.7 million for the three months ended March 31, 2018. Excluding the gain on the sale of Conwed of $179.9 million during 2017, this compares to $218.2 million for the three months ended March 31, 2017. A number of factors impacted performance during these quarters. Jefferies pre-tax income was relatively consistent from year to year, with solid performance across Equities, Fixed Income and Investment Banking during both periods. Our Other financial services pre-tax loss decreased, or improved, by $79.5 million. The first quarter of 2017 included a $130.2 million impairment loss related to FXCM, which did not recur in 2018. In the first quarter of 2018, strong performance by Berkadia and HomeFed was more than offset by a net loss at Leucadia Asset Management. National Beef’s pre-tax income grew by $11.8 million, with stronger than expected margins during a quarter that is typically a lighter seasonal quarter for beef processing. The pre-tax income of our Other merchant banking businesses, excluding the $179.9 million from the gain on the sale of Conwed recorded in the first quarter of 2017, was lower than the previous year by $187.1 million, primarily related to a decrease in the fair value of HRG during the first quarter of 2018 of $21.4 million, in comparison to an increase of $175.2 million in the first quarter of 2017.

A summary of results for the three months ended March 31, 2018 is as follows (in thousands):

	Financial Services		Leucadia Merchant Banking Portfolio
	Jefferies	Other Financial Services	National Beef	Other Merchant Banking	Corporate and Other	Parent Company Interest	Total
Net revenues	$820,919	$(27,930)	$1,785,358	$94,002	$8,444	$—	$2,680,793

Expenses:
Cost of sales	—	—	1,670,776	81,935	—	—	1,752,711
Compensation and benefits	454,760	11,245	10,207	4,625	19,029	—	499,866
Floor brokerage and clearing fees	42,176	—	—	—	—	—	42,176
Interest expense	—	5,770	2,109	982	—	14,746	23,607
Depreciation and amortization	16,366	1,834	25,519	8,662	1,298	—	53,679
Selling, general and other expenses	181,887	22,776	7,856	7,780	13,901	—	234,200
Total expenses	695,189	41,625	1,716,467	103,984	34,228	14,746	2,606,239
Income (loss) before income taxes and income (loss) related to associated companies	125,730	(69,555)	68,891	(9,982)	(25,784)	(14,746)	74,554
Income (loss) related to associated companies	—	30,045	—	(41)	2,096	—	32,100
Income (loss) before income taxes	$125,730	$(39,510)	$68,891	$(10,023)	$(23,688)	$(14,746)	$106,654

A summary of results for the three months ended March 31, 2017 is as follows (in thousands):

	Financial Services		Leucadia Merchant Banking Portfolio
	Jefferies	Other Financial Services	National Beef	Other Merchant Banking	Corporate and Other	Parent Company Interest	Total
Net revenues	$797,386	$56,223	$1,561,456	$445,227	$7,690	$—	$2,867,982

Expenses:
Cost of sales	—	—	1,463,838	69,256	—	—	1,533,094
Compensation and benefits	460,672	15,184	9,312	4,965	13,194	—	503,327
Floor brokerage and clearing fees	45,858	—	—	—	—	—	45,858
Interest expense	—	9,971	1,814	869	—	14,730	27,384
Depreciation and amortization	15,601	2,905	22,399	7,738	867	—	49,510
Selling, general and other expenses	142,985	14,196	6,990	9,254	8,713	—	182,138
Total expenses	665,116	42,256	1,504,353	92,082	22,774	14,730	2,341,311
Income (loss) before income taxes and income (loss) related to associated companies	132,270	13,967	57,103	353,145	(15,084)	(14,730)	526,671
Income (loss) related to associated companies	—	(133,003)	—	3,849	580	—	(128,574)
Income (loss) before income taxes	$132,270	$(119,036)	$57,103	$356,994	$(14,504)	$(14,730)	$398,097
Jefferies

Jefferies is reflected in our consolidated financial statements and disclosures utilizing a one month lag; Jefferies fiscal year ends on November 30 and its fiscal quarters end one month prior to our reporting periods. A summary of results of operations for Jefferies is as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net revenues	$820,919	$797,386

Expenses:
Compensation and benefits	454,760	460,672
Floor brokerage and clearing fees	42,176	45,858
Depreciation and amortization	16,366	15,601
Selling, general and other expenses	181,887	142,985
Total expenses	695,189	665,116

Income before income taxes	$125,730	$132,270

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

Revenues by Source

Net revenues presented for Jefferies equities and fixed income businesses include allocations of interest income and interest expense as it assesses the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.

In connection with the adoption of the new revenue standard in the first quarter of 2018, Jefferies has made changes to the presentation of its “Revenues by Source” to better align the manner in which we describe and present the results of Jefferies performance with the manner in which it manages its business activities and serves its clients. We believe that the reorganization of Jefferies revenue reporting will enable us to describe the business mix more clearly and provide greater transparency in the communication of Jefferies results. Additionally, the results of the investment banking business now include a new subcategory “Other investment banking”, which contains Jefferies share of net earnings from its corporate lending joint venture, Jefferies Finance LLC (“Jefferies Finance”), as well as any gains and losses from any securities or loans received or acquired in connection with its investment banking efforts. Previously reported results are presented on a comparable basis in the tables below.

The following is a description of the changes that have been made:

•
Equities revenues now represent the activities of Jefferies core equities sales and trading, securities finance, prime brokerage and wealth management businesses. Revenues from other activities previously presented within the Equities business have been disaggregated as follows:

◦
Jefferies share of net earnings from its Jefferies Finance joint venture, as well as any revenues from securities and loans received or acquired in connection with its investment banking efforts, are now presented as part of Jefferies investment banking business.

◦	Jefferies share of net earnings from its historic Jefferies LoanCore LLC joint venture is presented as part of its fixed income business through its sale in October 2017.

◦
Revenues related to Jefferies principal investments in certain private equity funds and hedge funds managed by third parties or related parties, investments in strategic ventures (including KCG through its sale in July 2017), certain other securities owned, and investments held as part of obligations under employee benefit plans, including deferred compensation arrangements, are now presented as part of its other business.

◦	Revenue related to Jefferies capital invested in asset management funds that are managed by Jefferies is now presented within Jefferies asset management business.

•
Revenues from Jefferies legacy Futures business and revenues associated with structured notes issued by Jefferies are now presented as part of its other business. Additionally, revenues derived from securities or loans received or acquired in connection with Jefferies investment banking efforts are now presented as part of investment banking revenues.

•	Revenues from principal investments in certain private equity and asset management funds managed by related parties, are now presented as part of our other business.

The changes to the manner in which we describe and disclose the performance of Jefferies business activities has no effect on its historical consolidated results of operation. The composition of Jefferies net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and its own performance.

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Equities	$155,699	$156,465
Fixed income	212,922	221,964
Total sales and trading	368,621	378,429

Equity	79,840	61,566
Debt	168,994	162,628
Capital markets	248,834	224,194
Advisory	191,157	183,827
Other investment banking	(6,285)	4,063
Total investment banking	433,706	412,084
Other	9,766	(6,078)
Total capital markets	812,093	784,435

Asset Management	8,826	12,951

Total net revenues	$820,919	$797,386

Equities Net Revenues

Equities are comprised of net revenues from:

•	services provided to Jefferies clients from which it earns commissions or spread revenue by executing, settling and clearing transactions for clients;

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which includes providing clients access to all of its institutional execution capabilities.

Equities net revenues during the three months ended March 31, 2018 decreased slightly as compared to the three months ended March 31, 2017, with losses in certain block positions offset by improvement across Jefferies core global equities sales and trading business. The increase in its core global equities sales and trading business was primarily driven by higher revenues in its equity derivatives, electronic trading, convertibles and Asian cash equities businesses, primarily due to higher equity volatility and an increase in trading volumes.

The increase in Jefferies core global equities sales and trading business was partially offset by a decrease in its U.S. and European cash equities businesses, primarily due to lower customer activity and a reduction in trading volumes. European revenues were also lower as a result of the impact of unbundling due to the Markets in Financial Instruments Regulation and a revision of the Market in Financial Instruments Directive (collectively referred to as “MiFID II”) regulation.

The prime finance business, which includes prime brokerage and securities finance, saw a meaningful increase in the quarter, driven by increased prime brokerage revenues and client engagement.

Fixed Income Net Revenues

Fixed income is comprised of net revenues from:

•	executing transactions for clients and making markets in investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans;

•	foreign exchange execution on behalf of clients; and

•	interest rate derivatives and credit derivatives (used primarily for hedging activities).

Fixed income net revenues during the three months ended March 31, 2018 decreased $9.0 million as compared to the three months ended March 31, 2017. Jefferies fixed income net revenues during the three months ended March 31, 2018 were slightly below those of the prior year quarter due to a less robust trading environment in the current year quarter, as results in the prior year quarter benefited from higher volumes following the 2016 U.S. Presidential election.

Revenues in Jefferies U.S. securitized markets group during the three months ended March 31, 2018 were significantly improved, primarily due to higher trading volumes as a result of favorable trading conditions as a result of interest rate volatility and increased securitization activity. Additionally, revenues in its leveraged credit business were strong given improved market share in its high yield, leveraged loan and distressed products businesses. Jefferies investment grade corporates business results declined on decreased trading activity as a result of lower primary issuance and lower secondary trading activity. Similarly, lower revenues in Jefferies emerging markets business are primarily attributed to reduced client activity as spread yields were not as favorable relative to other spread products.

Global rates revenues declined as the affects from volatility from the U.S. Presidential Election and European election cycles were not replicated in the current year quarter. Additionally, revenues in Jefferies municipal securities business declined slightly as primary issuance declined meaningfully post changes in the tax legislation which dampened secondary trading activity.

Net revenues for the three months ended March 31, 2017 included revenues from our share of Jefferies LoanCore due to revenues from loan closings and syndications. Jefferies LoanCore was sold on October 31, 2017.

Investment Banking Revenues

Investment banking is comprised of revenues from:

•
capital markets services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities and loan syndication;

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•	Jefferies share of net earnings from its corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with Jefferies investment banking activities.

Total investment banking revenues were $433.7 million for the three months ended March 31, 2018, 5% higher than the three months ended March 31, 2017. This increase primarily reflects higher capital markets and advisory revenues, including the increase of $32.5 million in investment banking net revenues as a result of the new revenue standard and strong equity issuance activity in the life science sector and continued strength in our mergers and acquisitions business.

Capital markets revenues for the three months ended March 31, 2018 increased 11% from the prior year quarter. Advisory revenues for the three months ended March 31, 2018 increased 4% compared to the prior year quarter. Other investment banking revenues were a net loss of $6.3 million for the three months ended March 31, 2018 compared with revenues of $4.1 million in the prior year quarter.

From equity and debt capital raising activities, Jefferies generated $79.8 million and $169.0 million in revenues, respectively, for the three months ended March 31, 2018. During the three months ended March 31, 2018, Jefferies completed 245 public and private debt financings that raised $68.0 billion in aggregate and Jefferies completed 37 public and private equity and convertible offerings that raised $6.8 billion (36 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $191.2 million, including revenues from 35 merger and acquisition transactions and six restructuring and recapitalization transactions with an aggregate transaction value of $62.7 billion.

Investment banking revenues were $412.1 million for the three months ended March 31, 2017. From equity and debt capital raising activities, Jefferies generated $61.6 million and $162.6 million in revenues, respectively. During the three months ended March 31, 2017, Jefferies completed 198 public and private debt financings that raised $52.0 billion in aggregate and Jefferies completed 40 public equity and private equity and convertible offerings that raised $20.5 billion (37 of which Jefferies acted as sole or joint bookrunner). Financial advisory revenues totaled $183.8 million, including revenues from 38 merger and acquisition transactions and four restructuring and recapitalization transactions with an aggregate transaction value of $40.2 billion.

Investment banking revenues during the three months ended March 31, 2018 include net revenues of $21.2 million from Jefferies share of the net income of Jefferies Finance, essentially flat with net revenues of $21.0 million in the prior year quarter.

Other Net Revenues

Other net revenues are comprised of revenues from:
• principal investments in private equity and hedge funds managed by third parties or related parties;
• strategic investments other than Jefferies Finance (such as KCG through its sale in July 2017);
• investments held as part of employee benefit plans, including deferred compensation plans;
• structured note activities on behalf of the firm; and
• Jefferies legacy Futures business.

Other net revenues totaled $9.8 million for the three months ended March 31, 2018, as compared with a net loss of $6.1 million for the three months ended March 31, 2017. Results in the current quarter include higher gains on investments in certain private equity funds and hedge funds managed by third parties or related parties. The prior year quarter included net losses of $4.6 million from our investment in KCG, which was sold in July 2017.

Asset Management Net Revenues

Asset management revenues include the following:
• management and performance fees from funds and accounts managed by Jefferies; and
• investment income from capital invested in and managed by Jefferies asset management business.

Asset management fees revenues were $8.8 million for the three months ended March 31, 2018, as compared with $13.0 million for the three months ended March 31, 2017. The key components of asset management revenues are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate Jefferies investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets.

Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards, and the amortization of certain share-based and cash compensation awards to employees. Cash and historical share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded in the year of the award.
Included in Compensation and benefits expense is share-based amortization expense for senior executive awards granted in February 2016, January 2017 and January 2018, cash-based amortization expense for senior executive awards granted in January 2018, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting, all of which are being amortized over their respective future service periods. In addition, the senior executive awards contain market and performance conditions. Compensation expense related to the amortization of share-based and cash-based awards amounted to $74.8 million and $67.5 million for the three months ended March 31, 2018 and 2017, respectively. Compensation and benefits as a percentage of Net revenues was 55% and 58% for the three months ended March 31, 2018 and 2017, respectively.

Non-Compensation Expenses
Non-compensation expenses include floor brokerage and clearing fees, underwriting costs, technology and communications expense, occupancy and equipment rental expense, business development, professional services, bad debt provision, impairment charges, depreciation and amortization expense and other costs. All of these expenses, other than floor brokerage and clearing fees and depreciation and amortization expense, are included in Selling, general and other expenses in the Consolidated Statements of Operations.
The increase in non-compensation expenses during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was essentially due to an increase in business development expenses and underwriting costs, as a result of applying the new revenue standard to results of operations for the first quarter of 2018.

Other Financial Services

A summary of results for other financial services is as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net revenues	$(27,930)	$56,223

Expenses:
Compensation and benefits	11,245	15,184
Interest expense	5,770	9,971
Depreciation and amortization	1,834	2,905
Selling, general and other expenses	22,776	14,196
Total expenses	41,625	42,256

Income (loss) before income taxes and income (loss) related to associated companies	(69,555)	13,967
Income (loss) related to associated companies	30,045	(133,003)
Loss before income taxes	$(39,510)	$(119,036)

Our other financial services include our share of the income of Berkadia, the consolidated results of certain Leucadia Asset Management fund managers, the returns on our investments in these funds, the consolidated results of Foursight Capital and Chrome Capital (vehicle finance), our share of the income of HomeFed and the results of our investment in FXCM. Interest and gains related to the note receivable component of our FXCM investment are included in net revenues, while income (loss) related to our equity method investment in FXCM is included in Income (loss) related to associated companies.

Our loss before income taxes for the three months ended March 31, 2018 decreased by $79.5 million in comparison to the same period last year, primarily related to a $130.2 million impairment loss related to our equity investment in FXCM, which did not recur in 2018. In addition, in the first quarter of 2018, strong performance by Berkadia and HomeFed was more than offset by a net loss at Leucadia Asset Management.

Net revenues for the three months ended March 31, 2018, declined $84.2 million from the three months ended March 31, 2017. The year-over-year decrease in revenues primarily reflects net losses on investments related to Leucadia Asset Management investments. Pre-tax income (losses) related to our Leucadia Asset Management investments totaled $(77.6) million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively. The current quarter loss is due mainly to two strategies impacted by exceptional volatility during the quarter.

Income (loss) related to associated companies, excluding the $130.2 million impairment loss recorded in 2017, increased by $32.8 million, reflecting both strong originations at Berkadia and a $17.3 million gain at HomeFed from the sale of one of its assets. Income (loss) related to associated companies includes $26.3 million and $17.0 million attributable to Berkadia, $11.6 million and $0.3 million attributable to HomeFed, and $(8.2) million and $(19.7) million attributable to our equity method investment in FXCM, for the three months ended March 31, 2018 and 2017, respectively.

National Beef

A summary of results of operations for National Beef is as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net revenues	$1,785,358	$1,561,456

Expenses:
Cost of sales	1,670,776	1,463,838
Compensation and benefits	10,207	9,312
Interest expense	2,109	1,814
Depreciation and amortization	25,519	22,399
Selling, general and other expenses	7,856	6,990
Total expenses	1,716,467	1,504,353

Income before income taxes	$68,891	$57,103

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

Revenues in the three months ended March 31, 2018 increased 14% in comparison to the same period in 2017, primarily due to an increase in the number of cattle processed and higher average selling prices. Cost of sales increased by 14% for the three months ended March 31, 2018 as compared to the same period in 2017, due to an increase in the number of cattle processed and higher average cost per head. Revenue and expense comparisons were also impacted by the first quarter of 2018 being a thirteen-week period for National Beef, as compared to a twelve-week period in the first quarter of 2017. The combined effects of increased margin per head and an increase in volume processed led to higher profitability in the 2018 period, as compared to the 2017 period.

In April 2018, we entered into a definitive agreement to sell 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig") for approximately $900 million in cash, reducing our ownership in National Beef to 31%. The estimated pre-tax gain that will be recognized as a result of this transaction is approximately $800 million to $850 million. We expect to receive an additional estimated $150 million in distributions prior to the closing, representing recent profits plus a true-up to the debt amount set in the enterprise valuation associated with the sale. Marfrig has also agreed to acquire a further 3% of National Beef from other equity owners and will own 51% of National Beef. Leucadia will continue to designate two board members and have a series of other rights in respect of our continuing equity interest, with a lockup period of five years and thereafter fair market value liquidity protections. The transaction is subject to limited conditions and is expected to close in the second quarter of 2018. Once the transaction closes, we will deconsolidate our investment in National Beef and account for our remaining interest under the equity method of accounting.

Other Merchant Banking

A summary of results for Other merchant banking is as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net revenues	$94,002	$445,227

Expenses:
Cost of sales	81,935	69,256
Compensation and benefits	4,625	4,965
Interest expense	982	869
Depreciation and amortization	8,662	7,738
Selling, general and other expenses	7,780	9,254
Total expenses	103,984	92,082

Income (loss) before income taxes and income (loss) related to associated companies	(9,982)	353,145
Income (loss) related to associated companies	(41)	3,849
Income (loss) before income taxes	$(10,023)	$356,994

Our Other merchant banking operations includes our ownership of HRG shares, which is accounted for at fair value and impacts our results through mark-to-market adjustments reflected in net revenues, and the consolidated results of Vitesse Energy Finance and JETX Energy (oil and gas) and Idaho Timber (manufacturing). It also includes our equity investments in Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy) and Golden Queen (a gold and silver mining project).

Our income (loss) before income taxes for the three months ended March 31, 2018, excluding the gain on the sale of Conwed of $179.9 million during 2017, decreased by $187.1 million in comparison to the same period in 2017, primarily related to a decrease in the fair value of HRG.

Net revenues, excluding the gain on the sale of Conwed of $179.9 million during 2017, decreased $171.3 million in comparison to the same period during 2017. The decrease is due to the mark-to-market reduction of $21.4 million in the value of our HRG position during the first quarter of 2018, in comparison to a mark-to-market increase of $175.2 million during the same period last year. We classify HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments through Principal transactions revenues.

For the three months ended March 31, 2018 and 2017, net revenues for manufacturing were $98.4 million and $260.1 million (including the gain on the sale of Conwed of $179.9 million), respectively. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. Excluding the gain on the sale of Conwed, net revenues for manufacturing increased $18.1 million due primarily to an increase in revenues at Idaho Timber.

Net revenues for the three months ended March 31, 2018 and 2017 for our oil and gas businesses were $17.1 million and $3.2 million, respectively. As discussed further in Note 3 to our consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Net unrealized gains (losses) of $(3.7) million and $3.3 million were recorded related to these derivatives during the three months ended March 31, 2018 and 2017, respectively. JETX revenues during the three months ended March 31, 2018 and 2017 were impacted by $1.6 million and $(15.4) million, respectively, of unrealized gains (losses) on a trading asset which is held at fair value.

For the three months ended March 31, 2018 and 2017, total expenses for manufacturing were $85.9 million and $73.9 million, respectively. The increase in total expense for manufacturing primarily relates to an increase of $12.7 million in cost of sales as a result of the increase in revenues. Total expenses for our oil and gas businesses were $16.9 million and $13.9 million during the three months ended March 31, 2018 and 2017, respectively.

Income (loss) related to associated companies primarily relates to our investments in Garcadia and Linkem. Income related to Garcadia was $11.4 million and $13.3 million for the three months ended March 31, 2018 and 2017, respectively. Losses related to Linkem were $7.5 million and $8.1 million for the three months ended March 31, 2018 and 2017, respectively.

Pre-tax loss for three months ended March 31, 2018 includes a $21.4 million unrealized loss related to our investment in HRG offset partially by $12.5 million of pre-tax income from manufacturing and $0.2 million from the oil and gas businesses. Pre-tax income for three months ended March 31, 2017 includes $186.2 million from manufacturing, including the gain on the sale of Conwed of $179.9 million, $3.8 million of income related to associated companies and $175.2 million related to our investment in HRG, offset partially by pre-tax losses from the oil and gas production and development businesses of $10.6 million.

In April 2018, Leucadia entered into a letter agreement to sell 100% of its equity interests in Garcadia and its associated real estate to our current partners, the Garff family. At closing, we will receive $435 million in cash and $50 million in senior preferred equity of an entity that will own all of the automobile dealerships associated broadly with the Ken Garff Automotive Group, including all the Garcadia dealerships. At or prior to closing, we will pay approximately $53 million to retire the mortgage debt on the real estate to be sold. In addition, we agreed to pay at closing an amount equal to $5.75 million to the Garff family representing the satisfaction of a pre-existing obligation. The estimated pre-tax gain that will be recognized as a result of this transaction is approximately $220 million. This transaction is expected to close in the third quarter of 2018.

In April 2018, Vitesse Energy Finance acquired a package of non-operated Bakken assets from an institutional seller for $190 million in cash, of which approximately $145 million was funded as equity by Leucadia and the balance was drawn under Vitesse Energy Finance’s credit line. The assets purchased include interests in mineral rights associated with future oil and gas development, as well as interests in existing cash flows from producing wells through revenue sharing arrangements.

Corporate and Other Results

A summary of results of operations for corporate and other is as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net revenues	$8,444	$7,690

Expenses:
Compensation and benefits	19,029	13,194
Depreciation and amortization	1,298	867
Selling, general and other expenses	13,901	8,713
Total expenses	34,228	22,774

Loss before income taxes and income related to associated companies	(25,784)	(15,084)
Income related to associated companies	2,096	580
Loss before income taxes	$(23,688)	$(14,504)

Net revenues of corporate and other primarily include adjustments to fair value of trading securities, interest income and revenues associated with other investments.

Corporate expenses for the three months ended March 31, 2018 and 2017, totaled $24.0 million and $22.8 million, respectively. For the three months ended March 31, 2018 and 2017, corporate compensation and benefits includes incentive bonus expense of $4.4 million and $4.1 million, respectively. Share-based compensation expense was $6.0 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively.

Compensation and benefits and selling, general and other expenses also increased in three months ended March 31, 2018 compared to the same period in 2017 as a result of the growth of our other investments.

Parent Company Interest

Parent company interest expense totaled $14.7 million for both the three months ended March 31, 2018 and 2017.

Income Taxes

For the three months ended March 31, 2018, our benefit for income taxes was $32.5 million, representing an effective tax rate of (30.5)%. Our provision for income taxes for the three months ended March 31, 2018 was reduced by a $43.9 million benefit resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryforwards (“NOLs”) which we now believe are more likely than not to be utilized before they expire. This benefit reduced our effective tax rate for the three months ended March 31, 2018 by approximately 41.2%.

For the three months ended March 31, 2017, our provision for income taxes was $104.2 million, representing an effective tax rate of 26.2%. Our provision for income taxes for the three months ended March 31, 2017 was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits. This benefit reduced our effective tax rate for the three months ended March 31, 2017 by approximately 8.0%.

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

The tables below reconcile tangible capital to our GAAP balance sheet (in thousands):

	March 31, 2018
	Financial Services		Leucadia Merchant Banking Portfolio
	Jefferies	Other Financial Services	National Beef	Other Merchant Banking	Corporate and other	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$5,016,863	$12,108	$13,065	$33,271	$69,318	$—	$5,144,625
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	802,693	—	—	—	—	—	802,693
Financial instruments owned	15,318,223	840,931	3,264	786,042	1,088,933	—	18,037,393
Loans to and investments in associated companies	829,157	726,732	—	483,526	193,655	—	2,233,070
Securities borrowed	7,300,171	—	—	—	—	—	7,300,171
Securities purchased under agreements to resell	2,983,945	—	—	—	—	—	2,983,945
Receivables	5,735,454	695,196	195,780	52,776	31,425	—	6,710,631
Property, equipment and leasehold improvements, net	301,771	957	403,847	18,906	29,187	—	754,668
Intangible assets, net and goodwill	1,898,433	1,465	543,228	—	7,831	—	2,450,957
Deferred tax asset, net	275,946	—	—	—	501,192	—	777,138
Other assets	753,728	131,051	284,991	558,313	225,403	(147,283)	1,806,203
Total Assets	41,216,384	2,408,440	1,444,175	1,932,834	2,146,944	(147,283)	49,001,494

Liabilities
Long-term debt (1)	7,175,550	23,481	222,714	88,664	989,315	—	8,499,724
Other liabilities	28,485,499	919,698	233,113	34,784	148,016	(147,283)	29,673,827
Total liabilities	35,661,049	943,179	455,827	123,448	1,137,331	(147,283)	38,173,551

Redeemable noncontrolling interests	—	—	399,992	14,091	732	—	414,815
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	736	1,054	—	26,864	394	—	29,048
Total Leucadia National Corporation Shareholders' Equity	$5,554,599	$1,464,207	$588,356	$1,768,431	$883,487	$—	$10,259,080

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,554,599	$1,464,207	$588,356	$1,768,431	$883,487	$—	10,259,080
Less: Intangible assets, net and goodwill	(1,898,433)	(1,465)	(543,228)	—	(7,831)	—	(2,450,957)
Tangible Capital	$3,656,166	$1,462,742	$45,128	$1,768,431	$875,656	$—	$7,808,123

(1)
Long-term debt within Other financial services businesses and investments of $23.5 million at March 31, 2018 includes $11.8 million for Foursight Capital and $11.7 million for Chrome Capital. Long-term debt within Other merchant banking of $88.7 million at March 31, 2018 includes $52.9 million for real estate associated with the Garcadia investment and $35.8 million for Vitesse Energy Finance.

	December 31, 2017
	Financial Services		Leucadia Merchant Banking Portfolio
	Jefferies	Other Financial Services	National Beef	Other Merchant Banking	Corporate and other	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$5,164,492	$13,681	$18,516	$29,609	$49,182	$—	$5,275,480
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	578,014	—	—	—	—	—	578,014
Financial instruments owned	14,193,352	779,306	2,880	805,926	1,017,773	—	16,799,237
Loans to and investments in associated companies	682,790	715,892	—	476,284	191,863	—	2,066,829
Securities borrowed	7,721,803	—	—	—	—	—	7,721,803
Securities purchased under agreements to resell	3,689,559	—	—	—	—	—	3,689,559
Receivables	4,459,827	677,211	201,675	47,979	32,323	—	5,419,015
Property, equipment and leasehold improvements, net	297,750	2,681	401,148	18,771	30,053	—	750,403
Intangible assets, net and goodwill	1,899,093	1,561	554,541	—	7,985	—	2,463,180
Deferred tax asset, net	212,954	—	—	—	530,857	—	743,811
Other assets	676,098	79,993	281,779	547,728	146,500	(70,321)	1,661,777
Total Assets	39,575,732	2,270,325	1,460,539	1,926,297	2,006,536	(70,321)	47,169,108

Liabilities
Long-term debt (1)	6,416,844	187,478	199,221	93,219	989,021	—	7,885,783
Other liabilities	27,514,235	656,996	332,111	34,710	125,022	(70,321)	28,592,753
Total liabilities	33,931,079	844,474	531,332	127,929	1,114,043	(70,321)	36,478,536

Redeemable noncontrolling interests	—	—	412,128	13,653	812	—	426,593
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	737	1,382	—	30,525	378	—	33,022
Total Leucadia National Corporation Shareholders' Equity	$5,643,916	$1,424,469	$517,079	$1,754,190	$766,303	$—	$10,105,957

Reconciliation to Tangible Capital
Total Leucadia National Corporation shareholders' equity	$5,643,916	$1,424,469	$517,079	$1,754,190	$766,303	$—	10,105,957
Less: Intangible assets, net and goodwill	(1,899,093)	(1,561)	(554,541)	—	(7,985)	—	(2,463,180)
Tangible Capital	$3,744,823	$1,422,908	$(37,462)	$1,754,190	$758,318	$—	$7,642,777

(1) Long-term debt within Other financial services businesses and investments of $187.5 million at December 31, 2017 includes $170.5 million for Foursight Capital and $17.0 million for Chrome Capital. Long-term debt within Other merchant banking of $93.2 million at December 31, 2017 includes $53.4 million for real estate associated with the Garcadia investment and $39.8 million for Vitesse Energy Finance.

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	March 31, 2018	December 31, 2017
Financial Services:
Jefferies	$3,656,166	$3,744,823

Other Financial Services:
Leucadia Asset Management	563,072	571,264
Berkadia	219,210	210,594
HomeFed	353,484	310,264
FXCM	224,071	231,656
Foursight Capital and Chrome Capital	102,905	99,130
Total Other Financial Services	1,462,742	1,422,908

Leucadia Merchant Banking Portfolio:
National Beef	45,128	(37,462)

Other Merchant Banking:
HRG	768,434	789,870
Garcadia	201,075	199,541
Vitesse Energy Finance	331,061	315,829
JETX	101,298	100,792
Linkem	193,247	192,136
Idaho Timber	90,700	81,542
Golden Queen	82,616	74,480
Total Other Merchant Banking	1,768,431	1,754,190

Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt	875,656	758,318

Total Tangible Capital (1)	$7,808,123	$7,642,777

(1) Tangible Capital, a non-GAAP measure, is defined as Leucadia National Corporation shareholders' equity less Intangible assets, net and goodwill. See reconciliation of Tangible Capital to Leucadia National Corporation shareholders' equity in the tables above.

Below is a brief description of the captions in the table above:

Our Financial Services include:
•Jefferies is our consolidated wholly-owned global full-service, integrated securities and investment banking firm.

•	Other Financial Services include:

◦	Leucadia Asset Management supports and develops focused alternative asset management businesses led by distinct management teams.

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

◦
Our investment in FXCM currently consists of a senior secured term loan due January 2019 ($70.4 million outstanding at March 31, 2018) and a 50% voting interest in FXCM and up to 75% of all distributions. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.

◦
Foursight Capital purchases automobile installment contracts originated by franchised and independent dealerships in conjunction with the sale of new and used automobiles and services these loans throughout the life cycle. Chrome Capital owns and manages a portfolio of leases on used Harley-Davidson motorcycles and is in the process of winding down. We consolidate both of these subsidiaries.

Our Leucadia Merchant Banking portfolio includes:

•
National Beef is our approximately 79% owned consolidated subsidiary that processes and markets fresh and chilled boxed beef, ground beef and beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets.

•	Other Merchant Banking includes:

◦
We own approximately 23% of HRG, a public company traded on the NYSE, and we reflect this investment at fair value based on quoted market prices. HRG primarily owns approximately 59% of Spectrum Brands, a publicly traded global consumer products company.

◦	Garcadia is an equity method joint venture that owns and operates 28 automobile dealerships in California, Texas, Iowa and Michigan. We own approximately 75% of Garcadia.

◦
Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota and Montana, as well as the Denver-Julesburg Basin in Wyoming.

◦
JETX is our 98% owned consolidated subsidiary that engages in the development and production of oil and gas from onshore, unconventional resource areas. JETX currently has non-operated working interests and acreage in east Texas.

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem’s common equity at March 31, 2018. Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

◦
Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products, including the following principal activities: remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4” radius-edge pine decking.

◦
Golden Queen Mining Company, LLC ("Golden Queen") owns the Soledad Mountain project, an open pit, heap leach gold and silver mining project in Kern County, California, which commenced gold and silver production in March 2016. We and the Clay family have formed and made contributions to a limited liability company, controlled by us, through which we invested in Golden Queen for the development and operation of the project. Our effective ownership of Golden Queen is approximately 38% and is accounted for under the equity method.

•
Corporate liquidity and other assets, net of Corporate liabilities, primarily consist of financial instruments owned, Loans to and investments in associated companies, the deferred tax asset (exclusive of Jefferies deferred tax asset), cash and cash equivalents, net of long-term debt, trade payables and accruals, as well as our outstanding mandatorily redeemable convertible preferred shares.

Liquidity and Capital Resources

Parent Company Liquidity

We are a diversified financial services company whose parent company assets principally consist of the stock or membership interests of our subsidiary businesses, cash and cash equivalents and other noncontrolling investments in debt and equity securities. We continuously evaluate the retention and disposition of our existing operations and investments, and investigate possible acquisitions of new businesses and investments in order to maximize shareholder value. Accordingly, further acquisitions, divestitures, investments and changes in capital structure are possible. Our principal sources of funds are distributions from subsidiaries, proceeds from divestitures of existing businesses and investments, repayment of subsidiary advances, available cash resources, liquid investments, funds distributed from subsidiaries as tax sharing payments, public and private capital market transactions, and management and other fees.

During the three months ended March 31, 2018, we received $240.7 million of distributions from our existing subsidiary businesses, including $200.0 million from Jefferies.
Our cash resources and investments that are easily convertible into cash within a relatively short period of time total $1,423.1 million at March 31, 2018, and are primarily comprised of cash, short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities. These are classified on our balance sheet as cash and cash equivalents, trading assets, available for sale securities and receivables.

Our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate cash overhead expenses, approximate $272 million on an annual basis. Dividends paid during the first quarter of 2018 of $36.0 million include quarterly dividends of $0.10 per share. The payment of dividends is subject to the discretion of the Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant. Our recurring cash requirements typically do not include significant amounts for tax payments, as we have NOLs and other tax attributes which offset federal tax liabilities.
The parent company’s primary long-term cash requirement is to make principal payments on its long-term debt ($1.0 billion principal outstanding as of March 31, 2018), of which $750.0 million is due in 2023 and $250.0 million in 2043. We continue to use our available liquidity to make acquisitions of new businesses and other investments, additional contributions to existing businesses, and from time to time, repurchases of our outstanding common shares. The timing of these events is influenced by many factors and therefore cannot be predicted.

In April 2018, we announced a number of strategic transactions that will impact the liquidity and capital resources of the parent company. These transactions, including the agreed sale of 48% of National Beef, the agreed sale of 100% of our equity interest in Garcadia and the completed acquisition by Vitesse Energy Finance of $190 million of additional Bakken oil and gas assets, will generate, upon closing, net cash proceeds of approximately $1.3 billion. Any taxable income generated by these transactions will be fully offset by our federal NOLs. We expect the National Beef and Garcadia transactions to close in the next four months.

In November of 2012, the Board of Directors had authorized the purchase of up to 25,000,000 common shares, which may be made from time to time in the open market, through block trades or otherwise. As of March 31, 2018, 12,500,000 common shares remained authorized for repurchase. In April 2018, the Board of Directors approved an increase to our share repurchase program to 25,000,000 common shares from the 12,500,000 million remaining under its prior authorization. Subsequent to March 31, 2018 through May 1, 2018, we purchased a total of 12.7 million of our common shares for $ 308.5 million at an average price of $24.33 per share.

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

At March 31, 2018, we had outstanding 357,215,901 common shares and 20,547,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 377,762,901 outstanding common shares if all awards become outstanding common shares). The 20,547,000 share-based awards include the target number of shares under the senior executive award plan, which is more fully discussed in Note 15.

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

	Rating	Outlook
Moody’s Investors Service	Ba1	Positive
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB	Stable

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

Liquidity reserve (in thousands):	March 31, 2018
Minimum reserve under liquidity target	$544,600
Actual liquidity	$1,423,117

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies) assuming the loss of our two largest investments.

Leverage target (dollars in thousands):	March 31, 2018
Total Leucadia National Corporation shareholders' equity	$10,259,080
Less, investment in Jefferies	(5,554,599)
Equity excluding Jefferies	4,704,481
Less, our two largest investments:
National Beef	(588,356)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,640,525
Less, net deferred tax asset excluding Jefferies amount	(501,192)
Equity in a stressed scenario less net deferred tax asset	$3,139,333
Parent company debt (see Note 13 to our consolidated financial statements)	$989,315
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.27	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.32	x

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
Net cash of $405.3 million and $342.3 million was used for operating activities during the three months ended March 31, 2018 and 2017, respectively.

•
Jefferies used funds of $286.5 million and $140.9 million during the three months ended March 31, 2018 and 2017, respectively. Included in these amounts are distributions received from associated companies $2.2 million during 2017.

•
Within Other Financial Services, cash of $91.9 million and $124.6 million, respectively, was used during the three months ended March 31, 2018 and 2017 to make additional investments in the Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $17.0 million during 2018 and $1.9 million during 2017. Cash used for operating activities also includes net cash used of $40.6 million during 2018 and $24.2 million during 2017 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•	National Beef used funds of $11.8 million and $10.9 million during the three months ended March 31, 2018 and 2017, respectively.

•
Within our Leucadia Merchant Banking portfolio, manufacturing generated funds of $6.0 million and $4.9 million during the three months ended March 31, 2018 and 2017, respectively. We received distributions from Garcadia, an associated company, of $8.8 million during 2018 and $9.5 million during 2017.

•
Within our Corporate and Other Businesses and Investments, cash of $13.6 million and $20.6 million was used to make additional investments in our trading portfolio during the three months ended March 31, 2018 and 2017, respectively.

Net cash of $256.8 million was used for investing activities and $125.4 million was provided by investing activities during the three months ended March 31, 2018 and 2017, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies include $17.0 million during 2018 and $22.4 million during 2017. Jefferies made loans to and investments in associated companies of $1,778.4 million during 2018 and $1,134.7 million during 2017. Jefferies received capital distributions and loan repayments from its associated companies of $1,639.3 million during 2018 and $1,140.2 million during 2017.

•
Within Other Financial Services, acquisitions of property, equipment and leasehold improvements, and other assets were $0.3 million during 2018 and $0.7 million during 2017. Advances on notes, loans and other receivables during 2017 primarily relate to real estate projects in 54 Madison. Collections on notes, loans and other receivables during 2018 include $8.2 million related to FXCM. Collections on notes, loans and other receivables during 2017 include $39.5 million related to real estate projects in 54 Madison and $42.6 million related to FXCM. Loans to and investments in associated companies during 2017 include $31.3 million in HomeFed and $25.8 million in 54 Madison, of which $14.4 million, of that was contributed by noncontrolling interests.

•	Acquisitions of property, equipment and leasehold improvements, and other assets related to National Beef include $17.2 million during 2018 and $11.8 million during 2017.

•
Within our Leucadia Merchant Banking portfolio, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas businesses. They totaled $24.7 million during 2018 and $12.1 million during 2017. Proceeds from sale of subsidiary during 2017 relates to the sale of Conwed. Loans to and investments in associated companies include $11.0 million to Golden Queen during 2018 and $32.0 million to Linkem during 2017. We received capital distributions from Golden Queen of $2.6 million during 2018 and from Garcadia of $3.1 million during 2017.

Net cash of $874.5 million and $525.7 million was provided by financing activities during the three months ended March 31, 2018 and 2017, respectively.

•
Issuance of debt includes $1,413.7 million during 2018 and $792.4 million during 2017 related to Jefferies. Repayment of debt includes $583.3 million during 2018 related to Jefferies. Other changes in short-term borrowings, net all related to Jefferies. Net change in bank overdrafts of $2.4 million in 2018 and $4.2 million in 2017 related to Jefferies. Net change in other secured financings includes payments of $19.8 million during 2018 and $161.5 million during 2017 related to Jefferies.

•
Within Other Financial Services, issuance of debt includes $64.1 million during 2018 and $77.4 million during 2017. Their repayment of debt includes $228.4 million during 2018 and $46.0 million during 2017. Net change in other secured financings includes proceeds of $244.8 million during 2018 and payments of $28.0 million during 2017 related to Foursight Capital. Contributions from noncontrolling interests include $18.6 million during 2017 related to 54 Madison.

•
Issuance of debt for National Beef includes $63.4 million during 2018 and $7.6 million during 2017 of borrowings under its bank credit facility. National Beef reflects repayment of debt of $40.1 million in 2018 and $8.8 million during 2017.

•	Purchases of common shares for treasury relate to shares received from participants in our stock compensation plans in 2018 and 2017.

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

At March 31, 2018, our Consolidated Statement of Financial Condition includes Jefferies Level 3 trading assets that are approximately 2% of total trading assets.

Securities financing assets and liabilities include financing for financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions.

The following table presents Jefferies period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Securities purchased under agreements to resell:
Period end	$2,984	$3,690
Month end average	5,185	6,195
Maximum month end	6,937	7,814

Securities sold under agreements to repurchase:
Period end	$8,250	$8,661
Month end average	12,974	11,273
Maximum month end	15,579	13,679

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
To ensure that Jefferies does not need to liquidate inventory in the event of a funding crisis, Jefferies seeks to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies maintains. Jefferies total long-term capital of $12.0 billion at March 31, 2018 exceeded its cash capital requirements.
Maximum Liquidity Outflow. Jefferies businesses are diverse, and liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of Jefferies policy to ensure it has sufficient funds to cover estimates of what may be needed in a liquidity crisis, Jefferies holds more cash and unencumbered securities and has greater long-term debt balances than the businesses would otherwise require. As part of this estimation process, Jefferies calculates a Maximum Liquidity Outflow that could be experienced in a liquidity crisis. Maximum Liquidity Outflow is based on a scenario that includes both a market-wide stress and firm-specific stress.
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios Jefferies determines, based on its calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and considers any adjustments that may be necessary to Jefferies inventory balances and cash holdings. At March 31, 2018, Jefferies had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. Jefferies regularly refines its model to reflect changes in market or economic conditions and the firm’s business mix.
Sources of Liquidity
Within Jefferies, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	March 31, 2018	Average Balance First Quarter 2018 (1)	December 31, 2017
Cash and cash equivalents:
Cash in banks	$2,423,581	$2,231,462	$2,244,207
Money market investments	2,593,282	1,593,953	2,920,285
Total cash and cash equivalents	5,016,863	3,825,415	5,164,492

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	930,077	953,742	1,031,252
Other (3)	387,835	608,557	513,293
Total other sources	1,317,912	1,562,299	1,544,545

Total cash and cash equivalents and other liquidity sources	$6,334,775	$5,387,714	$6,709,037

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable. Repurchase financing can be readily obtained for approximately 74.1% of Jefferies inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of Jefferies policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies long-term capital. Under Jefferies cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies continually assesses the liquidity of its inventory based on the level at which Jefferies could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	March 31, 2018		December 31, 2017
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,172,862	$255,054	$1,718,617	$272,380
Corporate debt securities	2,501,075	113,148	2,475,291	57,290
U.S. Government, agency and municipal securities	1,537,947	150,459	1,954,697	185,481
Other sovereign obligations	2,231,243	870,304	2,050,942	996,421
Agency mortgage-backed securities (1)	2,801,278	—	1,742,977	—
Loans and other receivables	105,016	—	243,664	—
	$11,349,421	$1,388,965	$10,186,188	$1,511,572

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies financial instruments inventory. The ability of Jefferies to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities. Approximately 70% of Jefferies cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory. For those asset classes not eligible for central clearinghouse financing, bi-lateral financings are sought on an extended term basis and the tenor of Jefferies repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies is financing. The weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at March 31, 2018.
Jefferies ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies ability to draw bank loans on an uncommitted basis under its various banking arrangements. As of March 31, 2018, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $468.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies were $488.1 million for the three months ended March 31, 2018.
Jefferies short-term borrowings include an Intraday Credit Facility, whereby the Bank of New York Mellon agrees to make revolving intraday credit advances for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for its U.S. broker-dealer. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At March 31, 2018, Jefferies was in compliance with all debt covenants under the Intraday Credit Facility.

In addition to the above financing arrangements, Jefferies issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory (“repurchase agreement financing program”). The outstanding amount of the notes issued under the program was $698.4 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at March 31, 2018. All of the notes bear interest at a spread over one month LIBOR. Of the $698.4 million aggregate notes, $163.0 million matures in May 2018, but is currently redeemable at the option of the noteholders; $101.3 million matures in July 2018, but is currently redeemable at Jefferies option or the option of the noteholders; $75.0 million matures in July 2018; $121.1 million matures in August 2018, but is currently redeemable at Jefferies option or the option of the noteholders; $158.0 million matures in November 2018, but is currently redeemable at Jefferies option; and $80.0 million matures in April 2019, but is currently redeemable at Jefferies option.

Long-Term Debt

Jefferies long-term debt reflected in the Consolidated Statement of Financial Condition at March 31, 2018 is $7.2 billion. Jefferies long-term debt has a weighted average maturity of approximately 8.4 years. Jefferies next scheduled maturity is the $668.3 million principal amount of 5.125% Senior Notes that mature in April 2018.

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
In connection with certain OTC derivative contract arrangements and certain other trading arrangements, Jefferies may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At March 31, 2018, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies long-term credit rating below investment grade was $54.0 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.

Net Capital

Jefferies operates a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”). Jefferies LLC is subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"),

which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually-registered U.S. broker-dealer and FCM, is also subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC’s net capital and excess net capital as of March 31, 2018 were $1,463.4 million and $1,373.4 million, respectively. FINRA is the designated examining authority for Jefferies U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies as an FCM.

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
Cautionary Statement for Forward-Looking Information

This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward-looking statements include expectations relating to the National Beef, Garcadia and Vitesse Energy Finance transactions disclosed in this report. Forward-looking statements also include statements pertaining to our strategies for future development of our businesses and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•
The description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the Securities and Exchange Commission on February 26, 2018;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following includes “forward-looking statements” that involve risk and uncertainties. See "Cautionary Statement for Forward-Looking Information" above. Actual results could differ materially from those projected in the forward-looking statements. The discussion of risk is presented separately for Jefferies and the balance of our company. Exclusive of Jefferies, our market risk arises principally from interest rate risk related to our financial instruments owned and equity price risk. Information related thereto required under this Item is contained in Item 7A in our 2017 10-K, and is incorporated by reference herein.

As more fully discussed elsewhere in this Report, we own approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $768.4 million at March 31, 2018. Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $76.8 million. Excluding Jefferies and HRG, Trading assets at fair value include corporate equity securities with an aggregate fair value of $781.4 million at March 31, 2018. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $78.1 million.
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

	Daily VaR (1) Value-at-Risk in Trading Portfolios
	(In millions)
Risk Categories	VaR at March 31, 2018	Daily VaR for the Three Months Ended March 31, 2018			VaR at December 31, 2017	Daily VaR for the Three Months Ended December 31, 2017
		Average	High	Low		Average	High	Low
Interest Rates	$4.36	$4.97	$6.82	$3.24	$3.38	$3.41	$4.60	$2.63
Equity Prices	4.70	4.23	6.23	3.08	2.90	3.42	4.60	2.52
Currency Rates	0.07	0.14	0.24	0.02	0.18	0.21	0.49	0.09
Commodity Prices	0.36	0.41	0.95	0.26	0.35	0.45	0.63	0.27
Diversification Effect (2)	(3.27)	(3.45)	N/A	N/A	(1.86)	(2.20)	N/A	N/A
Firmwide	$6.22	$6.30	$7.58	$4.76	$4.95	$5.29	$6.82	$4.52

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies VaR and VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR increased to $6.30 million for the three months ended March 31, 2018 from $5.29 million for the three months ended December 31, 2017. The increase was primarily driven by liquid asset classes and market volatility in February 2018, in particular causing an increase in equity and interest rate risk. This increase was partially offset by an increase in the diversification benefit.

The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transactions revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended March 31, 2018, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at March 31, 2018 (in thousands):

10% Sensitivity
Private investments	$15,927
Corporate debt securities in default	$14,381
Trade claims	$3,120

VaR also excludes the impact of changes in Jefferies own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.0 million at March 31, 2018, which is included in Accumulated other comprehensive income.

There were seven days with trading losses out of a total of 60 trading days in the three months ended March 31, 2018.

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

Current counterparty credit exposures are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in Jefferies country risk exposure tables below. Of Jefferies counterparty credit exposure at March 31, 2018, excluding cash and cash equivalents, the percentage of investment grade counterparties remained flat at 92% when compared with December 31, 2017, with a majority concentrated in North America.

When comparing Jefferies credit exposure at March 31, 2018 with credit exposure at December 31, 2017, excluding cash and cash equivalents, current exposure decreased to approximately $1,195 million from $1,353 million. Counterparty credit exposure decreased over the period by 36% from OTC derivatives, primarily driven by investment grade North American banks and broker dealers. Counterparty credit exposure from securities and margin finance decreased by 4% and exposure from loans and lending decreased by 6%.

The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
AAA Range	$—	$—	$1.5	$6.4	$—	$—	$1.5	$6.4	$2,598.9	$2,924.2	$2,600.4	$2,930.6
AA Range	47.7	47.7	42.8	61.3	1.3	3.8	91.8	112.8	142.2	158.6	234.0	271.4
A Range	1.9	1.2	571.7	603.0	141.0	260.6	714.6	864.8	1,995.1	1,751.9	2,709.7	2,616.7
BBB Range	1.3	0.5	246.9	232.5	46.4	28.5	294.6	261.5	77.0	152.3	371.6	413.8
BB or Lower	9.5	12.5	11.2	8.1	8.3	16.7	29.0	37.3	101.0	100.6	130.0	137.9
Unrated	63.8	70.1	—	—	—	—	63.8	70.1	102.7	76.9	166.5	147.0
Total	$124.2	$132.0	$874.1	$911.3	$197.0	$309.6	$1,195.3	$1,352.9	$5,016.9	$5,164.5	$6,212.2	$6,517.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Asia/Latin America/Other	$—	$3.0	$43.6	$45.8	$—	$0.3	$43.6	$49.1	$277.6	$280.7	$321.2	$329.8
Europe	0.7	1.0	377.7	403.5	63.8	54.0	442.2	458.5	413.1	540.0	855.3	998.5
North America	123.5	128.0	452.8	462.0	133.2	255.3	709.5	845.3	4,326.2	4,343.8	5,035.7	5,189.1
Total	$124.2	$132.0	$874.1	$911.3	$197.0	$309.6	$1,195.3	$1,352.9	$5,016.9	$5,164.5	$6,212.2	$6,517.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Asset Managers	$—	$—	$7.6	$15.9	$2.6	$7.1	$10.2	$23.0	$2,618.3	$2,920.3	$2,628.5	$2,943.3
Banks, Broker-dealers	2.2	1.7	612.1	620.8	185.8	282.6	800.1	905.1	2,398.6	2,244.2	3,198.7	3,149.3
Corporates	79.2	87.5	—	—	2.3	14.7	81.5	102.2	—	—	81.5	102.2
Other	42.8	42.8	254.4	274.6	6.3	5.2	303.5	322.6	—	—	303.5	322.6
Total	$124.2	$132.0	$874.1	$911.3	$197.0	$309.6	$1,195.3	$1,352.9	$5,016.9	$5,164.5	$6,212.2	$6,517.4

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

The following tables reflect Jefferies top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which Jefferies has a net long issuer and counterparty exposure (in millions):

	March 31, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$723.5	$(621.4)	$(24.4)	$0.5	$103.3	$47.5	$34.5	$229.0	$263.5
Netherlands	347.1	(134.0)	0.5	—	21.6	4.1	—	239.3	239.3
Spain	328.8	(244.1)	(4.3)	—	10.0	—	103.5	90.4	193.9
Japan	66.0	(47.9)	(5.7)	—	21.1	—	137.3	33.5	170.8
Belgium	209.8	(191.6)	(0.1)	—	0.2	—	124.0	18.3	142.3
Canada	196.8	(118.0)	(93.2)	0.2	3.5	111.8	7.7	101.1	108.8
Australia	42.0	(12.4)	0.4	23.1	14.7	—	5.2	67.8	73.0
Brazil	140.1	(75.7)	0.9	—	—	—	0.3	65.3	65.6
Hong Kong	30.9	(32.3)	—	—	0.7	—	65.3	(0.7)	64.6
Singapore	37.7	(4.0)	—	—	—	—	22.6	33.7	56.3
Total	$2,122.7	$(1,481.4)	$(125.9)	$23.8	$175.1	$163.4	$500.4	$877.7	$1,378.1

	December 31, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$493.3	$(396.2)	$98.2	$—	$78.9	$2.1	$181.9	$276.3	$458.2
United Kingdom	634.6	(394.4)	(72.1)	0.7	97.8	26.9	45.0	293.5	338.5
Spain	217.9	(181.3)	7.5	—	—	—	151.6	44.1	195.7
Japan	100.1	(81.3)	4.1	—	25.8	—	136.3	48.7	185.0
Canada	205.3	(164.7)	(128.5)	—	17.3	222.8	7.4	152.2	159.6
Netherlands	315.9	(210.9)	0.9	—	44.1	2.2	—	152.2	152.2
Switzerland	31.0	(16.9)	(1.1)	—	54.3	3.3	4.5	70.6	75.1
Hong Kong	23.0	(25.1)	—	—	1.0	—	58.7	(1.1)	57.6
Australia	50.5	(14.0)	0.3	—	15.0	0.3	4.7	52.1	56.8
Singapore	36.0	(4.2)	—	—	—	—	24.7	31.8	56.5
Total	$2,107.6	$(1,489.0)	$(90.7)	$0.7	$334.2	$257.6	$614.8	$1,120.4	$1,735.2

Jefferies' net issuer and counterparty risk exposure to Puerto Rico of $18.0 million, as reflected in our Consolidated Statement of Financial Condition at March 31, 2018, is in connection with its municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $73.8 billion in debt on a voluntary basis. At March 31, 2018, Jefferies had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the “Contingencies” section in Note 20, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended March 31, 2018:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2018 to January 31, 2018	87,811	$27.22	—	12,500,000
February 1, 2018 to February 28, 2018	12,373	$25.05	—	12,500,000
March 1, 2018 to March 31, 2018	—	$—	—	12,500,000
Total	100,184		—

(1)
Includes an aggregate 100,184 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)
In November 2012, our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of 25,000,000 of our common shares, inclusive of prior authorizations. In April 2018, the Board of Directors approved an increase to our share repurchase program to 25,000,000 common shares from the 12,500,000 million remaining under its prior authorization.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Leucadia National Corporation for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEUCADIA NATIONAL CORPORATION
(Registrant)

Date: May 2, 2018	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Chief Accounting Officer)