Form 10-Q
period 2018-06-30
Jefferies Financial Group Inc.
filed 2018-08-01
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

Commission File Number 1-5721
JEFFERIES FINANCIAL GROUP INC.
(Exact name of registrant as specified in its Charter)

New York (State or other jurisdiction of	13-2615557 (I.R.S. Employer
incorporation or organization)	Identification Number)

520 Madison Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)
(212) 460-1900
(Registrant’s telephone number, including area code)

Leucadia National Corporation
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
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock at July 25, 2018 was 333,332,094.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2018 and December 31, 2017
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$4,741,057	$5,275,480
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	709,646	578,014
Financial instruments owned, including securities pledged of $11,079,600 and $10,842,051:
Trading assets, at fair value	18,318,992	16,082,676
Available for sale securities	1,242,475	716,561
Total financial instruments owned	19,561,467	16,799,237
Loans to and investments in associated companies	2,522,944	2,066,829
Securities borrowed	7,599,043	7,721,803
Securities purchased under agreements to resell	3,822,232	3,689,559
Receivables	5,876,389	5,419,015
Property, equipment and leasehold improvements, net	353,553	750,403
Intangible assets, net and goodwill	1,901,352	2,463,180
Deferred tax asset, net	537,063	743,811
Assets held for sale	249,825	—
Other assets	1,527,227	1,661,777
Total assets (1)	$49,401,798	$47,169,108

LIABILITIES
Short-term borrowings	$506,218	$436,215
Trading liabilities, at fair value	10,183,242	8,454,965
Securities loaned	2,555,701	2,843,911
Securities sold under agreements to repurchase	8,773,506	8,660,511
Other secured financings	1,464,571	1,029,485
Payables, expense accruals and other liabilities	7,496,897	7,167,666
Long-term debt	7,714,970	7,885,783
Total liabilities (1)	38,695,105	36,478,536

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	14,252	426,593
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 333,310,944 and 356,227,038 shares issued and outstanding, after deducting 83,558,159 and 60,165,980 shares held in treasury	333,311	356,227
Additional paid-in capital	4,366,631	4,676,038
Accumulated other comprehensive income	314,973	372,724
Retained earnings	5,523,277	4,700,968
Total Jefferies Financial Group Inc. shareholders’ equity	10,538,192	10,105,957
Noncontrolling interests	29,249	33,022
Total equity	10,567,441	10,138,979

Total	$49,401,798	$47,169,108

(1)
Total assets include assets related to variable interest entities of $543.2 million and $382.9 million at June 30, 2018 and December 31, 2017, respectively, and Total liabilities include liabilities related to variable interest entities of $1,465.8 million and $1,031.0 million at June 30, 2018 and December 31, 2017, respectively. See Note 8 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2018 and 2017
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
Revenues:
Commissions and other fees	$157,704	$152,643	$305,606	$298,465
Principal transactions	53,755	225,234	199,418	641,637
Investment banking	500,297	351,863	940,288	759,884
Interest income	327,314	249,543	602,536	473,056
Manufacturing revenues	114,735	81,329	213,100	161,543
Other	90,021	53,584	143,989	298,524
Total revenues	1,243,826	1,114,196	2,404,937	2,633,109
Interest expense of Jefferies Group	332,667	257,335	598,343	469,722
Net revenues	911,159	856,861	1,806,594	2,163,387

Expenses:
Compensation and benefits	478,515	480,887	968,174	974,902
Cost of sales	90,690	69,982	172,625	139,238
Floor brokerage and clearing fees	45,046	44,435	87,222	90,293
Interest expense	24,279	25,580	45,777	51,150
Depreciation and amortization	31,905	26,258	60,065	53,369
Selling, general and other expenses	236,562	177,566	462,906	352,714
Total expenses	906,997	824,708	1,796,769	1,661,666

Income from continuing operations before income taxes and income (loss) related to associated companies	4,162	32,153	9,825	501,721
Income (loss) related to associated companies	33,353	14,104	65,453	(114,470)
Income from continuing operations before income taxes	37,515	46,257	75,278	387,251
Income tax provision (benefit)	9,598	26,185	(38,831)	117,428
Income from continuing operations	27,917	20,072	114,109	269,823
Income from discontinued operations, net of income tax provision of $31,111, $24,435, $47,045 and $37,366	77,106	53,990	130,063	98,162
Gain on disposal of discontinued operations, net of income tax provision of $229,553, $0, $229,553 and $0	643,921	—	643,921	—
Net income	748,944	74,062	888,093	367,985
Net (income) loss attributable to the noncontrolling interests	(136)	1,446	1,208	1,969
Net income attributable to the redeemable noncontrolling interests	(22,108)	(16,300)	(36,904)	(28,322)
Preferred stock dividends	(1,171)	(1,015)	(2,343)	(2,031)

Net income attributable to Jefferies Financial Group Inc. common shareholders	$725,529	$58,193	$850,054	$339,601

(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the periods ended June 30, 2018 and 2017
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$0.08	$0.06	$0.31	$0.73
Income from discontinued operations	0.15	0.10	0.26	0.19
Gain on disposal of discontinued operations	1.82	—	1.79	—
Net income	$2.05	$0.16	$2.36	$0.92

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$0.08	$0.06	$0.31	$0.72
Income from discontinued operations	0.15	0.10	0.25	0.19
Gain on disposal of discontinued operations	1.80	—	1.77	—
Net income	$2.03	$0.16	$2.33	$0.91

Dividends per common share	$0.1000	$0.0625	$0.2000	$0.1250

Amounts attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations, net of taxes	$27,193	$20,612	$113,211	$269,897
Income from discontinued operations, net of taxes	54,415	37,581	92,922	69,704
Gain on disposal of discontinued operations, net of taxes	643,921	—	643,921	—
Net income	$725,529	$58,193	$850,054	$339,601

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended June 30, 2018 and 2017
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017

Net income	$748,944	$74,062	$888,093	$367,985
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $227, $(203), $(143) and $5,704	818	(346)	(408)	9,797
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision of $42, $282, $37 and $271	(118)	(485)	(103)	(467)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $185, $(485), $(180) and $5,433	700	(831)	(511)	9,330

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(2,719), $(10,066), $(793) and $(8,555)	(49,310)	37,893	(31,407)	37,875
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $(16), $0, $(16) and $1,097	(20,459)	—	(20,459)	5,290
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(2,703), $(10,066), $(777) and $(9,652)	(69,769)	37,893	(51,866)	43,165

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $8,875, $(1,074), $4,241 and $(7,419)	26,287	(2,683)	14,718	(12,378)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision of $78, $0, $78 and $0	(270)	—	(270)	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $8,797, $(1,074), $4,163 and $(7,419)	26,017	(2,683)	14,448	(12,378)

Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $(721), $0, $513 and $0	251	—	1,499	—

Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(188), $(199), $(339) and $(1,634)	457	426	6,263	(372)

Other comprehensive income (loss), net of income taxes	(42,344)	34,805	(30,167)	39,745

Comprehensive income	706,600	108,867	857,926	407,730
Comprehensive (income) loss attributable to the noncontrolling interests	(136)	1,446	1,208	1,969
Comprehensive income attributable to the redeemable noncontrolling interests	(22,108)	(16,300)	(36,904)	(28,322)
Preferred stock dividends	(1,171)	(1,015)	(2,343)	(2,031)

Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$683,185	$92,998	$819,887	$379,346

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2018 and 2017
(In thousands)
(Unaudited)

	2018	2017
Net cash flows from operating activities:
Net income	$888,093	$367,985
Adjustments to reconcile net income to net cash provided by (used for) operations:
Pre-tax income from discontinued operations, including gain on disposal	(1,050,582)	(135,176)
Deferred income tax provision	203,493	131,957
Depreciation and amortization of property, equipment and leasehold improvements	52,516	44,724
Other amortization	(15,748)	(14,162)
Share-based compensation	25,198	20,375
Provision for doubtful accounts	16,647	17,579
(Income) loss related to associated companies	(90,287)	59,975
Distributions from associated companies	42,952	34,463
Net (income) losses related to property and equipment, and other assets	9,006	(125)
Gain on sale of subsidiary	—	(178,236)
Net change in:
Securities deposited with clearing and depository organizations	64,880	108
Trading assets	(2,245,744)	(278,135)
Securities borrowed	97,924	(143,554)
Securities purchased under agreements to resell	(176,922)	(452,154)
Receivables from brokers, dealers and clearing organizations	(187,663)	(969,962)
Receivables from customers of securities operations	(419,506)	(379,669)
Other receivables	(86,984)	(146,693)
Other assets	(57,380)	(161,807)
Trading liabilities	1,799,908	683,987
Securities loaned	(266,028)	616,701
Securities sold under agreements to repurchase	139,287	1,818,042
Payables to brokers, dealers and clearing organizations	518,671	(969,230)
Payables to customers of securities operations	489,060	300,774
Trade payables, expense accruals and other liabilities	(351,950)	107,562
Other	(87,605)	20,585
Net cash provided by (used for) operating activities - continuing operations	(688,764)	395,914
Net cash provided by operating activities - discontinued operations	164,650	77,578
Net cash provided by (used for) operating activities	(524,114)	473,492

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(240,864)	(63,574)
Proceeds from disposals of property and equipment, and other assets	8,138	21,229
Proceeds from sale of subsidiary, net of expenses and cash of operations sold	—	289,767
Advances on notes, loans and other receivables	—	(41,456)
Collections on notes, loans and other receivables	11,785	171,320
Loans to and investments in associated companies	(1,921,671)	(2,756,274)
Capital distributions and loan repayments from associated companies	1,925,104	2,595,676
Purchases of investments (other than short-term)	(1,961,344)	(522,310)
Proceeds from maturities of investments	370,360	112,455
Proceeds from sales of investments	955,785	409,881
Other	1	1,250
Net cash provided by (used for) investing activities - continuing operations	(852,706)	217,964
Net cash provided by (used for) investing activities - discontinued operations	860,827	(22,165)
Net cash provided by investing activities	8,121	195,799
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the six months ended June 30, 2018 and 2017
(In thousands)
(Unaudited)

	2018	2017
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,863,299	$1,013,886
Other changes in short-term borrowings, net	—	(85,158)
Repayment of debt	(1,585,149)	(346,838)
Net change in other secured financings	434,188	(264,016)
Net change in bank overdrafts	(2,722)	(1,544)
Distributions to noncontrolling interests	—	(9,347)
Contributions from noncontrolling interests	113	24,669
Purchase of common shares for treasury	(562,429)	(32,126)
Dividends paid	(70,050)	(45,409)
Other	1,281	899
Net cash provided by financing activities - continuing operations	78,531	255,016
Net cash provided by (used for) financing activities - discontinued operations	120,322	(11,748)
Net cash provided by financing activities	198,853	243,268

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9,582)	4,895

Change in cash classified as assets held for sale	—	(3,136)

Net increase in cash, cash equivalents and restricted cash	(326,722)	914,318

Cash, cash equivalents and restricted cash at January 1,	5,774,505	4,597,113

Cash, cash equivalents and restricted cash at June 30,	$5,447,783	$5,511,431

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$4,741,057	$4,661,937
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	674,796	819,226
Other assets	31,930	30,268
Total cash, cash equivalents and restricted cash	$5,447,783	$5,511,431

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six months ended June 30, 2018 and 2017
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2017	$359,425	$4,812,587	$310,697	$4,645,391	$10,128,100	$175,549	$10,303,649
Net income				339,601	339,601	(1,969)	337,632
Other comprehensive income, net of taxes			39,745		39,745		39,745
Contributions from noncontrolling interests					—	24,669	24,669
Distributions to noncontrolling interests					—	(9,347)	(9,347)
Change in interest in consolidated subsidiary		44			44	(44)	—
Share-based compensation expense		20,375			20,375		20,375
Change in fair value of redeemable noncontrolling interests		39,965			39,965		39,965
Purchase of common shares for treasury	(1,359)	(32,713)			(34,072)		(34,072)
Dividends ($.125 per common share)				(46,738)	(46,738)		(46,738)
Other	579	3,708			4,287		4,287
Balance, June 30, 2017	$358,645	$4,843,966	$350,442	$4,938,254	$10,491,307	$188,858	$10,680,165

Balance, January 1, 2018	$356,227	$4,676,038	$372,724	$4,700,968	$10,105,957	$33,022	$10,138,979
Cumulative effect of the adoption of accounting standards			(27,584)	45,396	17,812		17,812
Balance, January 1, 2018, as adjusted	356,227	4,676,038	345,140	4,746,364	10,123,769	33,022	10,156,791
Net income				850,054	850,054	(1,208)	848,846
Other comprehensive loss, net of taxes			(30,167)		(30,167)		(30,167)
Contributions from noncontrolling interests					—	113	113
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustments prior to deconsolidation		237,669			237,669	—	237,669
Change in interest in consolidated subsidiary		2,677			2,677	(2,677)	—
Share-based compensation expense		25,198			25,198		25,198
Change in fair value of redeemable noncontrolling interests		(21,404)			(21,404)		(21,404)
Purchase of common shares for treasury	(24,249)	(562,102)			(586,351)		(586,351)
Dividends ($.20 per common share)				(73,141)	(73,141)		(73,141)
Other	1,333	8,555			9,888	(1)	9,887
Balance, June 30, 2018	$333,311	$4,366,631	$314,973	$5,523,277	$10,538,192	$29,249	$10,567,441

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations

Jefferies Financial Group Inc. ("Jefferies" or the "Company"), formerly known as Leucadia National Corporation, is a diversified financial services company engaged in investment banking and capital markets, merchant banking and the early stages of building an alternative asset management platform. Our financial services businesses and subsidiaries include Jefferies Group (investment banking and capital markets), Leucadia Asset Management (alternative asset management), Berkadia (commercial mortgage banking, investment sales and servicing), HomeFed (real estate), FXCM (provider of online foreign exchange trading services) and Foursight Capital (vehicle finance).
Our merchant banking portfolio includes equity interests in NYSE-listed Spectrum Brands (consumer products), National Beef (beef processing), Vitesse Energy Finance and JETX Energy (oil and gas), Linkem (fixed wireless broadband services in Italy), Idaho Timber (manufacturing) and Golden Queen (gold and silver mining).
From time to time, we evaluate the retention and disposition of businesses and investments, and changes in the mix of these holdings should be expected.
We own 31% of National Beef Packing Company. National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. On June 5, 2018, we completed the sale of 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig") for $907.7 million in cash, reducing our ownership in National Beef from 79% to 31%. The pre-tax gain recognized as a result of this transaction is $873.5 million for the three and six months ended June 30, 2018. During 2018, prior to the closing, we received an additional $229.4 million in distributions of recent profits plus a true-up to the debt amount set in the enterprise valuation associated with the sale. Marfrig has also acquired a further 3% of National Beef from other equity owners and owns 51% of National Beef. We will continue to designate two board members and have a series of other rights in respect of our continuing equity interest, with a lockup period of five years and thereafter fair market value liquidity protections. As of the closing of the sale on June 5, 2018, we have deconsolidated our investment in National Beef and account for our remaining 31% interest in National Beef under the equity method of accounting. We have classified the results of National Beef prior to June 5, 2018 as discontinued operations in the Consolidated Statements of Operations. See Note 24 for more information.

We currently own approximately 75% of Garcadia, an equity method joint venture that owns and operates 28 automobile dealerships in California, Texas, Iowa and Michigan. In April 2018, we entered into an agreement to sell 100% of our equity interests in Garcadia and our associated real estate to our current partners, the Garff family. At closing, we will receive $435 million in cash and $50 million in senior preferred equity of an entity that will own all of the automobile dealerships associated broadly with the Ken Garff Automotive Group, including all of the Garcadia dealerships. At or prior to closing, we will pay approximately $52 million to retire the mortgage debt on the real estate to be sold. This transaction is expected to close in the third quarter of 2018.

Vitesse Energy, LLC ("Vitesse Energy Finance") is our consolidated subsidiary that acquires and invests in non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota and Montana, as well as the Denver-Julesburg Basin in Wyoming. These non-operated interests represent Vitesse Energy Finance’s share of mineral rights associated with specified acreage. As operators convert undeveloped portions of this acreage into flowing horizontal wells, our interests in the mineral rights are essentially converted into interests in the cash flows associated with the wells. In April 2018, Vitesse Energy Finance acquired a package of non-operated Bakken assets from a private equity fund for $190 million in cash, of which approximately $144 million was funded as equity by Jefferies and the balance was drawn under Vitesse Energy Finance’s credit line. The assets purchased include interests in mineral rights associated with future oil and gas development, as well as interests in existing cash flows from producing wells through revenue sharing arrangements.

Leucadia Asset Management ("LAM") supports and develops focused alternative asset management businesses led by distinct management teams. We are patiently developing this business over time, and changes in the platforms and structure should be expected. During the second quarter of 2018, we took steps to expand our asset management efforts including the formation of a strategic relationship with Weiss Multi-Strategy Advisers LLC. We invested $250.0 million in Weiss' strategy and will receive a profit share in the first year, and a revenue share thereafter. In addition, we finalized an agreement with Schonfeld Strategic Advisors LLC to merge the business of Folger Hill Asset Management with Schonfeld's fundamental equities business, under the Schonfeld brand. In connection with the pending merger, we have agreed to make a $250.0 million investment in the combined strategy and we will own a revenue share in the management company.

On July 13, 2018, HRG Group, Inc. ("HRG") merged into its 62% owned subsidiary, Spectrum Brands Holdings, Inc. ("Spectrum Brands"). Our approximately 23% interest in HRG thereby converted into approximately 14% of the outstanding shares of the re-named company, Spectrum Brands.

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

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, we evaluate all of these estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, asset impairment, the ability to realize deferred tax assets, the recognition and measurement of uncertain tax positions and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

Jefferies Group has a November 30 year-end, which it retains for standalone reporting purposes. We reflect Jefferies Group in our consolidated financial statements utilizing a one month lag. We have reviewed Jefferies Group's business and internal operating results for the month of June 2018 for the purpose of evaluating whether financial statement disclosure or adjustments are required in this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted.

During the six months ended June 30, 2018, other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board ("FASB") guidance on Revenue from Contracts with Customers (the "new revenue standard"). These revenue recognition policy updates are applied prospectively in our financial statements from January 1, 2018 forward using the modified retrospective approach. Reported financial information for the historical comparable periods were not revised and continue to be reported under the accounting standards in effect during the historical periods.

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

•
All investment banking expenses are recognized within their respective expense category in the Consolidated Statements of Operations and any expenses reimbursed by clients are recognized as Investment banking revenues.

Asset Management Fees:

•	Performance fee revenue is generally recognized only at the end of the performance period to the extent that the benchmark return has been met.
See Accounting Developments - Adopted Accounting Standards below and Note 17 for further information.

Changes to the Consolidated Statements of Operations

Manufacturing revenues, which were previously reported within Other revenues, are now broken out separately in the Consolidated Statements of Operations. Manufacturing revenues are primarily from Idaho Timber, which manufactures and distributes an extensive range of quality wood products to markets across North America. Idaho Timber's primary business consists of the sale of lumber that is manufactured or remanufactured at one of its locations. Agreements with customers for these sales specify the type, quantity and price of products to be delivered as well as the delivery date and payment terms. The transaction price is fixed at the time of sale and revenue is generally recognized when the customer takes control of the product.

We have reorganized the presentation of our gains and losses generated from our capital invested in asset management funds. This was previously presented as Other revenues and is now presented within Principal transactions revenues. For the three months ended June 30, 2017, this resulted in a decrease to Principal transactions revenues of $0.8 million and an increase to Other revenues of $0.8 million. For the six months ended June 30, 2017, this resulted in a decrease to Principal transactions revenues of $0.9 million and an increase to Other revenues of $0.9 million.

Receivables

At June 30, 2018 and December 31, 2017, Receivables include receivables from brokers, dealers and clearing organizations of $2,831.0 million and $2,635.2 million, respectively, and receivables from customers of securities operations of $1,977.3 million and $1,563.8 million, respectively.

Payables, expense accruals and other liabilities

At June 30, 2018 and December 31, 2017, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,753.1 million and $2,228.9 million, respectively, and payables to customers of securities operations of $3,153.0 million and $2,664.0 million, respectively.

Supplemental Cash Flow Information

	For the Six Months Ended June 30,

	2018	2017
Cash paid during the year for:	(In thousands)
Interest	$654,370	$535,959
Income tax payments (refunds), net	$15,804	$9,977
During the six months ended June 30, 2018 and 2017, we had $23.9 million and $1.9 million, respectively, in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to quarter end.

Accounting Developments - Adopted Accounting Standards

Revenue Recognition.  In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the guidance as of January 1, 2018 and recognized an increase of $17.8 million after-tax to beginning Retained earnings as the cumulative effect of adoption of accounting standards. The increase primarily relates to the recognition of $24.3 million of revenue previously deferred from the sale of real estate to HomeFed in 2014, offset by a decrease of $6.1 million related to Jefferies Group. For Jefferies Group, the impact of adoption primarily related to investment banking expenses that were deferred as of December 31, 2017 under the previously existing accounting guidance, which would have been expensed in prior periods under the new revenue standard and investment banking revenues that were previously recognized in prior periods, which would have been deferred as of December 31, 2017 under the new revenue standard. We elected to adopt the new guidance using a modified retrospective approach applied to contracts that were not completed as of January 1, 2018. Accordingly, the new revenue standard is applied prospectively in our financial statements from January 1, 2018 forward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods.

The new revenue standard does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, and as a result, did not have an impact on the elements of our Consolidated Statements of Operations most closely associated with financial instruments, including Principal transactions revenues, Interest income and Interest expense. The new revenue standard primarily impacts Jefferies Group's revenue recognition and presentation accounting policies as follows:

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

• Asset Management Fees. In certain asset management fee arrangements, Jefferies Group and LAM receive performance-based fees, which vary with performance or, in certain cases, are earned when the return on assets under management exceed certain benchmark returns or other performance targets. Historically, performance fees have been accrued (or reversed) quarterly based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Under the new revenue standard, performance fees are considered variable as they are subject to fluctuation (e.g., based on market performance) and/or are contingent on a future event during the measurement period (e.g., exceeding a specified benchmark index) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.

There was no significant impact as a result of applying the new revenue standard to our consolidated financial statements for the three and six months ended June 30, 2018, except as it relates to the presentation of Jefferies Group's investment banking expenses. The table below presents the impact of applying the new revenue recognition standard to the Consolidated Statements of Operations for the three and six months ended June 30, 2018 as a result of the change in presentation of investment banking expenses (in thousands):

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Impact of Adoption of Revenue Recognition Standard	Financial Results Prior to Adoption of Revenue Recognition Standard	As Reported	Impact of Adoption of Revenue Recognition Standard	Financial Results Prior to Adoption of Revenue Recognition Standard
Revenues:
Commissions and other fees	$157,704	$—	$157,704	$305,606	$—	$305,606
Principal transactions	53,755	—	53,755	199,418	—	199,418
Investment banking	500,297	32,342	467,955	940,288	64,827	875,461
Interest income	327,314	—	327,314	602,536	—	602,536
Manufacturing revenues	114,735	—	114,735	213,100	—	213,100
Other	90,021	—	90,021	143,989	—	143,989
Total revenues	1,243,826	32,342	1,211,484	2,404,937	64,827	2,340,110
Interest expense of Jefferies Group	332,667	—	332,667	598,343	—	598,343
Net revenues	911,159	32,342	878,817	1,806,594	64,827	1,741,767

Expenses:
Compensation and benefits	478,515	—	478,515	968,174	—	968,174
Cost of sales	90,690	—	90,690	172,625	—	172,625
Floor brokerage and clearing fees	45,046	—	45,046	87,222	—	87,222
Interest expense	24,279	—	24,279	45,777	—	45,777
Depreciation and amortization	31,905	—	31,905	60,065	—	60,065
Selling, general and other expenses	236,562	32,342	204,220	462,906	64,827	398,079
Total expenses	906,997	32,342	874,655	1,796,769	64,827	1,731,942

Income from continuing operations before income taxes and income (loss) related to associated companies	$4,162	$—	$4,162	$9,825	$—	$9,825

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

Retirement Benefits. In March 2017, the FASB issued new guidance for improving the presentation of net periodic pension costs in the statement of operations. The update also allows the service cost to be eligible for capitalization, when applicable. We adopted this guidance in the first quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements. The adoption of this guidance resulted in the following adjustments to the Consolidated Statements of Operations for the three and six months ended June 30, 2017: a decrease of $0.9 million and $1.7 million, respectively, to Compensation and benefits expenses and an increase to Selling, general and other expenses of $0.9 million and $1.7 million, respectively.

Cash Flow Classifications. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance in the first quarter of 2018. Prior periods were retrospectively adjusted to conform to the current period presentation. The adoption of the guidance did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption, we recorded an increase of $64.4 million in Net cash provided by operating activities and a decrease of $(5.1) million in Net cash provided by investing activities for the six months ended June 30, 2017 related to reclassifying the changes in our restricted cash balance from operating and investing activities to the cash and cash equivalent balances within the Consolidated Statements of Cash Flows.

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

Accounting Developments - Accounting Standards to be Adopted in Future Periods

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of the remaining rental payments. This guidance change for leases where we are the lessee will require modifications to our current lease accounting systems and the determination of the present value of the remaining rental payments. The guidance is effective for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

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

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities, short-term borrowings and long-term debt that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") (within trading assets) of $405.0 million and $590.1 million at June 30, 2018 and December 31, 2017, respectively, by level within the fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,472,077	$70,011	$44,871	$—	$3,586,959
Corporate debt securities	821	2,858,014	28,066	—	2,886,901
Collateralized debt obligations and collateralized loan obligations	—	82,399	42,517	—	124,916
U.S. government and federal agency securities	2,095,792	40,450	—	—	2,136,242
Municipal securities	—	827,478	—	—	827,478
Sovereign obligations	1,332,770	1,141,113	—	—	2,473,883
Residential mortgage-backed securities	—	2,037,431	3,655	—	2,041,086
Commercial mortgage-backed securities	—	941,432	27,239	—	968,671
Other asset-backed securities	—	281,821	55,535	—	337,356
Loans and other receivables	—	1,771,853	64,036	—	1,835,889
Derivatives (2)	27,435	3,369,641	5,743	(3,102,888)	299,931
Investments at fair value	—	—	318,543	—	318,543
FXCM term loan	—	—	76,100	—	76,100
Total trading assets, excluding investments at fair value based on NAV	$6,928,895	$13,421,643	$666,305	$(3,102,888)	$17,913,955

Available for sale securities:
U.S. government securities	$1,217,550	$—	$—	$—	$1,217,550
Residential mortgage-backed securities	—	661	—	—	661
Commercial mortgage-backed securities	—	10,756	—	—	10,756
Other asset-backed securities	—	13,508	—	—	13,508
Total available for sale securities	$1,217,550	$24,925	$—	$—	$1,242,475

Liabilities:
Trading liabilities:
Corporate equity securities	$2,344,870	$4,313	$87	$—	$2,349,270
Corporate debt securities	—	1,721,602	522	—	1,722,124
U.S. government and federal agency securities	1,914,531	—	—	—	1,914,531
Sovereign obligations	1,518,030	1,083,853	—	—	2,601,883
Loans	—	1,106,907	12,881	—	1,119,788
Derivatives	19,357	3,684,018	11,617	(3,239,346)	475,646
Total trading liabilities	$5,796,788	$7,600,693	$25,107	$(3,239,346)	$10,183,242
Short-term borrowings	$—	$68,818	$—	$—	$68,818
Long-term debt - structured notes	$—	$547,630	$160,626	$—	$708,256

	December 31, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,975,463	$60,300	$22,270	$—	$3,058,033
Corporate debt securities	—	3,261,300	26,036	—	3,287,336
Collateralized debt obligations and collateralized loan obligations	—	139,166	42,184	—	181,350
U.S. government and federal agency securities	1,269,230	39,443	—	—	1,308,673
Municipal securities	—	710,513	—	—	710,513
Sovereign obligations	1,381,552	1,035,907	—	—	2,417,459
Residential mortgage-backed securities	—	1,453,294	26,077	—	1,479,371
Commercial mortgage-backed securities	—	508,115	12,419	—	520,534
Other asset-backed securities	—	217,111	61,129	—	278,240
Loans and other receivables	—	1,620,581	47,304	—	1,667,885
Derivatives	165,396	3,323,278	9,295	(3,318,481)	179,488
Investments at fair value	—	946	329,944	—	330,890
FXCM term loan	—	—	72,800	—	72,800
Total trading assets, excluding investments at fair value based on NAV	$5,791,641	$12,369,954	$649,458	$(3,318,481)	$15,492,572

Available for sale securities:
Corporate equity securities (3)	$88,486	$—	$—	$—	$88,486
U.S. government securities	552,805	—	—	—	552,805
Residential mortgage-backed securities	—	34,561	—	—	34,561
Commercial mortgage-backed securities	—	5,870	—	—	5,870
Other asset-backed securities	—	34,839	—	—	34,839
Total available for sale securities	$641,291	$75,270	$—	$—	$716,561

Liabilities:
Trading liabilities:
Corporate equity securities	$1,721,267	$32,122	$48	$—	$1,753,437
Corporate debt securities	—	1,688,825	522	—	1,689,347
U.S. government and federal agency securities	1,430,737	—	—	—	1,430,737
Sovereign obligations	1,216,643	956,992	—	—	2,173,635
Commercial mortgage-backed securities	—	—	105	—	105
Loans	—	1,148,824	3,486	—	1,152,310
Derivatives	249,361	3,480,506	16,041	(3,490,514)	255,394
Total trading liabilities	$4,618,008	$7,307,269	$20,202	$(3,490,514)	$8,454,965
Short-term borrowings	$—	$23,324	$—	$—	$23,324
Long-term debt - structured notes	$—	$606,956	$—	$—	$606,956

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(2)
During the six months ended June 30, 2018, Jefferies Group transferred from Level 1 to Level 2 $20.8 million of listed options included in Trading assets - Derivatives, which are measured based on broker quotes or mid-market valuations. There were no other material transfers of Trading assets and Trading liabilities between Level 1 and Level 2 for the three and six months ended June 30, 2018 and 2017.

(3)
As of January 1, 2018, the Company adopted the FASB's new guidance that affects the accounting for equity investments and the presentation and disclosure requirements for financial instruments. At June 30, 2018, equity investments are primarily classified as Trading assets, at fair value and the change in fair value of equity securities is now recognized through the Consolidated Statements of Operations. See Note 2 for additional information.

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

•
Non-Exchange Traded Equity Securities:  Non-exchange traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed from recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/Earnings before interest, taxes, depreciation and amortization ("EBITDA"), price/book value), discounted cash flow analyses and transaction prices observed from subsequent financing or capital issuance by Jefferies Group. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

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

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities:  Government National Mortgage Association ("GNMA") project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates and cash flow structures, as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

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

•
Oil Futures Derivatives: Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy Finance accounts for the derivative instruments at fair value, which are classified as either Level 1 or Level 2 within the fair value hierarchy. Fair values classified as Level 1 are measured based on quoted closing exchange prices obtained from external pricing services and Level 2 are determined under the income valuation technique using an option-pricing model that is based on directly or indirectly observable inputs.

Investments at Fair Value

Investments at fair value based on NAV include investments in hedge funds, fund of funds and private equity funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to Jefferies Group's defined benefit plan in Germany. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
June 30, 2018
Equity Long/Short Hedge Funds (2)	$107,384	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	342	—	—
Fund of Funds (4)	176	—	—
Equity Funds (5)	35,991	20,696	—
Multi-asset Funds (6)	261,144	—	—
Total	$405,037	$20,696

December 31, 2017
Equity Long/Short Hedge Funds (2)	$407,895	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	417	—	—
Fund of Funds (4)	189	—	—
Equity Funds (5)	26,798	19,084	—
Multi-asset Funds (6)	154,805	—	—
Total	$590,104	$19,084

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At December 31, 2017, 73% of these investments were redeemable with 10 business days or less prior written notice; these investments were primarily liquidated during 2018. At June 30, 2018 and December 31, 2017, 33% and 15%, respectively, of these investments are redeemable with 30 to 60 days prior written notice.

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

(5)
The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to be liquidated in one to ten years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At June 30, 2018 and December 31, 2017, investments representing approximately 17% and 12%, respectively, of the fair value of investments in this category are redeemable with 30 days prior written notice.

Investment in FXCM

FXCM Group, LLC ("FXCM") is a provider of online foreign exchange trading services. In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017 (the term of which was subsequently extended to January 2019), with rights to a variable proportion of certain future distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018. The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum. During the six months ended June 30, 2018, interest accrued at 20.5% per annum. During the six months ended June 30, 2018, we received $11.8 million of principal and interest from FXCM and $70.4 million of principal remained outstanding under the term loan as of June 30, 2018. Through June 30, 2018, we have received cumulatively $343.4 million of principal, interest and fees from our initial $279.0 million investment in FXCM.

Our investment in the FXCM term loan is reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, is included within Principal transactions revenues in the Consolidated Statements of Operations. We recorded gains related to the term loan in Principal transactions revenues of $6.5 million and $15.1 million during the three and six months ended June 30, 2018, respectively, and $4.4 million and $15.3 million during the three and six months ended June 30, 2017, respectively.

On September 1, 2016, we, Global Brokerage Inc. ("Global Brokerage") and Global Brokerage Holdings, LLC ("Global Brokerage Holdings") entered into an agreement that amended the terms of our loan and associated rights. On November 10, 2017, the terms of our loan and associated rights were amended further. Among other changes, the amendments extended the maturity of the term loan to January 2019; and exchanged our rights for a 50% voting interest in FXCM, and up to 75% of all distributions. Through these amendments, we also gained the right to appoint three of six board members for FXCM. We have the right, as does Global Brokerage Holdings, the owner of the remaining 50% of FXCM voting interest that is not held by Jefferies, to require a sale of FXCM beginning in January 2018. Distributions to Jefferies under the amended agreements are now: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $600 million; and 60% of all amounts thereafter.

Through the amendments, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in our June 30, 2018 and December 31, 2017 Consolidated Statements of Financial Condition as Loans to and investments in associated companies. We account for our equity interest on a one month lag. As the amendments only extended the maturity of the term loan, we continue to use the fair value option and classify our term loan within Trading assets, at fair value.

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

Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($76.1 million) and the investment in associated company ($143.8 million), which totaled $219.9 million at June 30, 2018.

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

Short-term Borrowings/Long-term Debt

Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized as Level 2 within the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, CMS (constant maturity swap), digital and Bermudan structured notes. These are valued using various valuation models that incorporate Jefferies Group's own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy where market trades have been observed during the quarter, otherwise they are categorized as Level 3.

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended June 30, 2018 (in thousands):

Three months ended June 30, 2018
	Balance, March 31, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at June 30, 2018	Changes in unrealized gains/losses relating to instruments still held at June 30, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$35,753	$2,951	$1,485	$(75)	$(110)	$—	$4,867	$44,871	$3,241
Corporate debt securities	26,103	923	17,058	(13,481)	—	—	(2,537)	28,066	543
CDOs and CLOs	38,613	(2,616)	251	(1,905)	(431)	—	8,605	42,517	(2,688)
Residential mortgage-backed securities	21,762	(5,416)	112	(13,113)	(35)	—	345	3,655	423
Commercial mortgage-backed securities	15,103	(2,213)	—	—	(1,924)	—	16,273	27,239	(2,706)
Other asset-backed securities	51,288	(4,001)	59,057	(62,905)	(3,846)	—	15,942	55,535	(2,670)
Loans and other receivables	62,043	(6,051)	19,029	(16,237)	(1,940)	—	7,192	64,036	(5,185)
Investments at fair value	318,159	(807)	3,501	(2,310)	—	—	—	318,543	(807)
FXCM term loan	73,200	6,488	—	—	(3,588)	—	—	76,100	2,900

Liabilities:
Trading liabilities:
Corporate equity securities	$61	$26	$—	$—	$—	$—	$—	$87	$(26)
Corporate debt securities	522	—	—	—	—	—	—	522	—
Commercial mortgage-backed securities	35	(35)	—	—	—	—	—	—	—
Loans	10,323	(3,416)	(10,543)	8,685	(29)	—	7,861	12,881	3,231
Net derivatives (2)	6,882	(1,580)	—	—	569	—	3	5,874	(115)
Long-term debt	—	(20,838)	—	—	—	23,362	158,102	160,626	20,838

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended June 30, 2018

During the three months ended June 30, 2018, transfers of assets of $78.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
CDOs and CLOs of $20.3 million, commercial mortgage-backed securities of $17.1 million, loans and other receivables of $16.4 million and other asset-backed securities of $15.9 million due to reduced pricing transparency.

During the three months ended June 30, 2018, transfers of assets of $28.0 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $11.7 million and loans and other receivables of $9.2 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended June 30, 2018, there were transfers of long-term debt of $158.1 million from Level 2 to Level 3 due to a decrease in market observability.

Net losses on Level 3 assets were $10.7 million and net gains on Level 3 liabilities were $25.8 million for the three months ended June 30, 2018. Net losses on Level 3 assets were primarily due to decreased market values across certain loans and other receivables, residential mortgage-backed securities and other asset-backed securities, partially offset by an increased valuation of our FXCM term loan. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain long-term debt.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2018 (in thousands):

Six Months Ended June 30, 2018
	Balance, December 31, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at June 30, 2018	Changes in unrealized gains/losses relating to instruments still held at June 30, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$22,270	$15,052	$5,383	$(520)	$(1,779)	$—	$4,465	$44,871	$14,419
Corporate debt securities	26,036	434	19,304	(15,704)	(2,049)	—	45	28,066	(1,048)
CDOs and CLOs	42,184	(3,227)	568	(2,374)	(3,765)	—	9,131	42,517	(5,641)
Residential mortgage-backed securities	26,077	(4,193)	112	(10,959)	(88)	—	(7,294)	3,655	419
Commercial mortgage-backed securities	12,419	(2,292)	1,208	(487)	(3,209)	—	19,600	27,239	(3,176)
Other asset-backed securities	61,129	(5,476)	132,291	(124,787)	(7,622)	—	—	55,535	(2,498)
Loans and other receivables	47,304	(201)	46,682	(25,456)	(11,648)	—	7,355	64,036	(1,756)
Investments at fair value	329,944	1,483	3,740	(17,570)	—	—	946	318,543	889
FXCM term loan	72,800	15,085	—	—	(11,785)	—	—	76,100	7,839

Liabilities:
Trading liabilities:
Corporate equity securities	$48	$39	$—	$—	$—	$—	$—	$87	$(39)
Corporate debt securities	522	—	—	—	—	—	—	522	—
Commercial mortgage-backed securities	105	(105)	—	—	—	—	—	—	—
Loans	3,486	1,226	(5,100)	12,092	—	—	1,177	12,881	106
Net derivatives (2)	6,746	(668)	(6)	—	(494)	296	—	5,874	535
Long-term debt	—	(28,082)	—	—	—	81,284	107,424	160,626	20,082

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended June 30, 2018

During the six months ended June 30, 2018, transfers of assets of $49.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Commercial mortgage-backed securities of $19.7 million and CDOs and CLOs of $12.7 million due to reduced pricing transparency.

During the six months ended June 30, 2018, transfers of assets of $14.9 million from Level 3 to Level 2 are primarily attributed to:

•	Residential mortgage-backed securities of $9.0 million due to greater pricing transparency supporting classification into Level 2.

During the six months ended June 30, 2018, there were transfers of long-term debt of $107.4 million from Level 2 to Level 3 due to a decrease in market observability.

Net gains on Level 3 assets were $16.7 million and net gains on Level 3 liabilities were $27.6 million for the six months ended June 30, 2018. Net gains on Level 3 assets were primarily due to an increased valuation of our FXCM term loan and increased market values across corporate equity securities, partially offset by decreased market values across other asset-backed securities, residential mortgage-backed securities, CDOs and CLOs and commercial mortgage-backed securities. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain long-term debt.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended June 30, 2017 (in thousands):

Three Months Ended June 30, 2017
	Balance, March 31, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2017	Changes in unrealized gains/ losses relating to instruments still held at June 30, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$20,580	$(1,198)	$490	$(1,263)	$(281)	$—	$2,220	$20,548	$(1,428)
Corporate debt securities	33,467	(1,420)	8,789	(9,181)	(6,986)	—	58	24,727	(1,983)
CDOs and CLOs	45,354	(1,668)	16,334	(19,103)	—	—	7,291	48,208	(745)
Municipal securities	26,554	(70)	—	(26,484)	—	—	—	—	—
Residential mortgage-backed securities	39,259	(2,188)	3,176	(6,636)	(4)	—	(575)	33,032	(1,024)
Commercial mortgage-backed securities	20,653	98	534	(4,111)	(1)	—	(910)	16,263	(546)
Other asset-backed securities	37,702	(3,663)	13,476	—	(2,241)	—	(1,925)	43,349	(3,642)
Loans and other receivables	53,172	3,226	20,054	(19,378)	(7,181)	—	(528)	49,365	1,687
Investments at fair value	307,830	4,940	2,800	—	(273)	—	—	315,297	4,940
FXCM term loan	132,800	4,430	—	—	(8,180)	—	—	129,050	(1,801)

Liabilities:
Trading liabilities:
Corporate equity securities	$324	$30	$—	$—	$—	$—	$—	$354	$(30)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
Commercial mortgage-backed securities	—	70	—	—	—	—	—	70	(70)
Net derivatives (2)	6,413	(3,617)	—	—	(3)	218	11	3,022	(147)
Loans	1,036	3,867	—	—	—	—	64	4,967	(3,867)
Other secured financings	87	(87)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2017 (in thousands):

Six Months Ended June 30, 2017
	Balance, December 31, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2017	Changes in unrealized gains/ losses relating to instruments still held at June 30, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$21,739	$(489)	$1,056	$(1,117)	$(1,907)	$—	$1,266	$20,548	$(1,215)
Corporate debt securities	25,005	(3,300)	15,133	(15,295)	(1,693)	—	4,877	24,727	(3,571)
CDOs and CLOs	54,354	(8,709)	24,741	(35,044)	—	—	12,866	48,208	(9,431)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
Residential mortgage-backed securities	38,772	(3,000)	5,886	(11,750)	(16)	—	3,140	33,032	(1,667)
Commercial mortgage-backed securities	20,580	(1,119)	534	(4,523)	(2)	—	793	16,263	(907)
Other asset-backed securities	40,911	(5,489)	17,029	(300)	(5,576)	—	(3,226)	43,349	(5,461)
Loans and other receivables	81,872	10,062	63,616	(61,423)	(17,017)	—	(27,745)	49,365	(3,679)
Investments at fair value	314,359	8,796	2,800	(10,119)	(539)	—	—	315,297	10,820
FXCM term loan	164,500	15,308	—	—	(50,758)	—	—	129,050	1,471
Liabilities:
Trading liabilities:
Corporate equity securities	$313	$41	$—	$—	$—	$—	$—	$354	$(41)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
Commercial mortgage-backed securities	—	70	—	—	—	—	—	70	(70)
Net derivatives (2)	3,441	(6,154)	—	—	1,534	404	3,797	3,022	(614)
Loans	378	4,091	(364)	—	—	—	862	4,967	(4,091)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended June 30, 2017

During the six months ended June 30, 2017, transfers of assets of $41.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $12.4 million and residential mortgage-backed securities of $11.5 million due to a lack of observable market transactions.

During the six months ended June 30, 2017, transfers of assets of $49.0 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $30.8 million due to a greater pricing transparency supporting classification into Level 2.

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

June 30, 2018
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$38,212
Non-exchange traded securities		Market approach	Price	$0 to $75	$18.0
			Underlying stock price	$3 to $11	$9.0
		Comparable pricing	Comparable asset price	$9	—

Corporate debt securities	$24,869	Market approach	Discount rate/yield	4%	—
			Estimated recovery percentage	40%	—
			Price	$10 to $89	$78.0

CDOs and CLOs	$39,178	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	1% to 2%	2%
			Loss severity	25% to 30%	26%
			Discount rate/yield	11% to 37%	18%
		Scenario analysis	Estimated recovery percentage	7% to 43%	27%

Residential mortgage-backed securities	$3,655	Discounted cash flows	Cumulative loss rate	46%	—
			Duration (years)	8 years	—
			Discount rate/yield	4%	—

Commercial mortgage-backed securities	$27,239	Discounted cash flows	Cumulative loss rate	7% to 81%	39%
			Duration (years)	1 year to 3 years	1 year
			Discount rate/yield	4% to 15%	9%
		Scenario analysis	Estimated recovery percentage	26%	—
			Price	$49	—

Other asset-backed securities	$55,535	Discounted cash flows	Cumulative loss rate	0% to 28%	21%
			Duration (years)	1 year to 6 years	2 years
			Discount rate/yield	5% to 12%	8%
		Market approach	Price	$100	—

Loans and other receivables	$64,036	Market approach	Estimated recovery percentage	0%	—
			Price	$13 to $101	$84.0
		Scenario analysis	Estimated recovery percentage	57% to 107%	88%

Derivatives	$5,743
Credit default swaps		Market approach	Credit spread	225 bps	—
Total return swaps		Market approach	Price	$101 to $103	$102.0

Investments at fair value	$112,211
Private equity securities		Market approach	Price	$3 to $250	$172.0
			Transaction level	$7	—

Investment in FXCM	$76,100
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 0.5 years	0.5 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Loans	$12,881	Market approach	Estimated recovery percentage	0%	—
			Price	$13 to $101	$62.0

Derivatives	$11,617
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$98	—
Total return swaps		Market approach	Price	$101 to $103	$102.0
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	37%	—

Long-term debt	$160,626
Structured notes		Market approach	Price	$71 to $99	$80.0
			Price	€79 to €110	€96.0

December 31, 2017
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$18,109
Non-exchange traded securities		Market approach	Price	$3 to $75	$33.0
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$7	—

Corporate debt securities	$26,036	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	17%	—
			Price	$10	—

CDOs and CLOs	$38,845	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25% to 30%	26%
			Discount rate/yield	3% to 26%	12%
		Scenario analysis	Estimated recovery percentage	8% to 45%	26%

Residential mortgage-backed securities	$26,077	Discounted cash flows	Cumulative loss rate	3% to 19%	10%
			Duration (years)	2 years to 4 years	3 years
			Discount rate/yield	6% to 10%	8%

Commercial mortgage-backed securities	$12,419	Discounted cash flows	Discount rate/yield	2% to 26%	12%
			Cumulative loss rate	8% to 65%	44%
			Duration (years)	1 year to 3 years	2 years
		Scenario analysis	Estimated recovery percentage	26% to 32%	28%
			Price	$52 to $56	$54.0

Other asset-backed securities	$61,129	Discounted cash flows	Cumulative loss rate	0% to 33%	23%
			Duration (years)	1 year to 6 years	2 years
			Discount rate/yield	5% to 39%	9%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	14%	—

Loans and other receivables	$46,121	Market approach	Estimated recovery percentage	76%	—
			Price	$54 to $100	$95.0
		Scenario analysis	Estimated recovery percentage	13% to 107%	78%

Derivatives	$9,295
Total return swaps		Market approach	Price	$101 to $106	$103.0
Interest rate swaps		Market approach	Credit spread	800 bps	—

Investments at fair value	$110,010
Private equity securities		Market approach	Transaction level	$3 to $250	$172.0
			Price	$7	—
			Discount rate	20%	—

Investment in FXCM	$72,800
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 1 year	0.2 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$16,041
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$99	—
Total return swaps		Market approach	Price	$101 to $106	$103.0
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	26%	—

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At June 30, 2018 and December 31, 2017, asset exclusions consisted of $219.5 million and $228.6 million, respectively, primarily comprised of investments at fair value, private equity securities, CDOs and CLOs, non-exchange traded securities, corporate debt securities and loans and other receivables. At June 30, 2018 and December 31, 2017, liability exclusions consisted of $0.6 million and $4.2 million, respectively, of loans, commercial mortgage-backed securities and corporate debt and equity securities.
Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Non-exchange traded securities using comparable pricing valuation techniques. A significant increase (decrease) in the comparable asset price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, interest rate swaps, total return swaps, credit default swaps, other asset-backed securities, private equity securities and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange traded securities, corporate debt securities, unfunded commitments, total return swaps, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement.

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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies Group's capital markets businesses. These loans and loan commitments include loans entered into by Jefferies Group's investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies Group's leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by Jefferies Group's leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Trading assets and loan commitments are included in Trading liabilities. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in associated companies in the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. Jefferies Group has also elected the fair value option for certain of its structured notes which are managed by Jefferies Group's capital markets business and are included in Long-term debt and Short-term borrowings in the Consolidated Statements of Financial Condition. Jefferies Group has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed by Jefferies Group on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with Jefferies Group's securitization activities and other structured financings. Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies Group's gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
Financial Instruments Owned:
Loans and other receivables	$(8,754)	$(4,282)	$(6,428)	$(11,094)

Financial Instruments Sold:
Loans	$1	$(1,734)	$260	$(1,761)
Loan commitments	$26	$3,332	$(103)	$4,203

Long-term Debt:
Changes in instrument specific credit risk (1)	$34,787	$(3,757)	$18,585	$(19,797)
Other changes in fair value (2)	$(175)	$1,516	$40,979	$4,933

Short-term Borrowings:
Changes in instrument specific credit risk (1)	$27	$—	$27	$—
Other changes in fair value (2)	$1,636	$—	$1,636	$—

(1)	Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	June 30, 2018	December 31, 2017
Financial Instruments Owned:
Loans and other receivables (1)	$992,124	$752,076
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	$193,097	$159,462
Long-term debt and short-term borrowings	$96,576	$32,839

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.

(2)
Amounts include all loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $33.6 million and $38.7 million at June 30, 2018 and December 31, 2017, respectively.

The aggregate fair value of Jefferies Group's loans and other receivables on nonaccrual status and/or 90 days or greater past due was $90.1 million and $55.1 million at June 30, 2018 and December 31, 2017, respectively, which includes loans and other receivables 90 days or greater past due of $25.2 million and $37.4 million at June 30, 2018 and December 31, 2017, respectively.

Jefferies Group had elected the fair value option for its investment in KCG Holdings, Inc. ("KCG"). The change in the fair value of this investment aggregated $95.8 million and $91.2 million for the three and six months ended June 30, 2017, respectively. Jefferies Group's investment in KCG was sold in July 2017.

As of June 30, 2018 and December 31, 2017, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $610.0 million and $789.9 million at June 30, 2018 and December 31, 2017, respectively. The shares were acquired at an aggregate cost of $475.6 million. The change in the fair value of our investment in HRG aggregated $(158.4) million and $(75.0) million for the three months ended June 30, 2018 and 2017, respectively, and $(179.9) million and $100.2 million for the six months ended June 30, 2018 and 2017, respectively. As reported in its Form 10-Q, for the six months ended March 31, 2018 and 2017, HRG's revenues were $1,412.6 million and $1,359.7 million, respectively; net income (loss) from continuing operations was $40.8 million and $(49.8) million, respectively; net income was $542.3 million and $209.4 million, respectively; and net income attributable to HRG was $470.3 million and $130.1 million, respectively.

On July 13, 2018, HRG merged into its 62% owned subsidiary, Spectrum Brands. Our approximately 23% owned interest in HRG thereby converted into approximately 14% of the outstanding shares of the re-named company, Spectrum Brands, which we will account for under the fair value option. We currently have one director on Spectrum Brands board.
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
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.9 million and $99.7 million at June 30, 2018 and December 31, 2017, respectively. See Note 22 for additional information related to financial instruments not measured at fair value.
Note 4.  Derivative Financial Instruments

Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets and Trading liabilities, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Predominantly, Jefferies Group and our Leucadia Asset Management businesses may enter into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from trading activities. In addition, Jefferies Group applies hedge accounting to an interest rate swap that has been designated as a fair value hedge of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt. See Notes 3 and 20 for additional disclosures about derivative financial instruments.
Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities. Jefferies Group manages the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading as part of its firm wide risk management policies.
In connection with Jefferies Group's derivative activities, Jefferies Group may enter into International Swaps and Derivatives Association, Inc. ("ISDA") master netting agreements or similar agreements with counterparties. See Note 10 for additional information regarding the offsetting of derivative contracts.

The following table presents the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
June 30, 2018
Derivatives designated as accounting hedges - interest rate contracts	$—	—	$25,668	1

Derivatives not designated as accounting hedges:
Interest rate contracts	$807,662	56,517	$953,263	21,199
Foreign exchange contracts	290,275	6,519	282,540	5,609
Equity contracts	2,238,701	2,262,333	2,399,564	1,912,121
Commodity contracts	9,653	8,682	16,657	7,810
Credit contracts	56,528	166	37,300	111
Total	3,402,819		3,689,324
Counterparty/cash-collateral netting (1)	(3,102,888)		(3,239,346)
Total derivatives not designated as accounting hedges	$299,931		$449,978

Total per Consolidated Statement of Financial Condition (2)	$299,931		$475,646

December 31, 2017
Derivatives designated as accounting hedges - interest rate contracts	$—	—	$2,420	1

Derivatives not designated as accounting hedges:
Interest rate contracts	$1,717,058	38,941	$1,708,776	12,828
Foreign exchange contracts	366,541	6,463	349,512	4,612
Equity contracts	1,373,016	2,728,750	1,638,258	2,118,526
Commodity contracts	3,093	7,249	5,141	6,047
Credit contracts	38,261	130	41,801	191
Total	3,497,969		3,743,488
Counterparty/cash-collateral netting (1)(3)	(3,318,481)		(3,490,514)
Total derivatives not designated as accounting hedges	$179,488		$252,974

Total per Consolidated Statement of Financial Condition (2)(3)	$179,488		$255,394

(1)	Amounts netted include both netting by counterparty and for cash collateral paid or received.

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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
Interest rate swaps	$19	$12,352	$(21,202)	$7,743
Long-term debt	120	(10,295)	22,835	(4,890)
Total	$139	$2,057	$1,633	$2,853

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in Income (loss) from continuing operations in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
Interest rate contracts	$(4,860)	$362	$22,102	$10,040
Foreign exchange contracts	8,390	357	11,518	2,860
Equity contracts	(45,419)	26,918	(250,565)	(151,704)
Commodity contracts	(10,991)	(3,792)	(16,305)	(1,838)
Credit contracts	1,731	3,888	740	14,080
Total	$(51,149)	$27,733	$(232,510)	$(126,562)

The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising Jefferies Group's business activities and are before consideration of economic hedging transactions, which generally offset the net gains (losses) included above. Jefferies Group substantially mitigates its exposure to market risk on its cash instruments through derivative contracts, which generally provide offsetting revenues, and Jefferies Group manages the risk associated with these contracts in the context of its overall risk management framework.

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at June 30, 2018 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$392	$675	$—	$(1,067)	$—
Equity swaps and options	940	4,178	—	(214)	4,904
Credit default swaps	26	24,870	2,790	(1,203)	26,483
Total return swaps	49,176	3,233	—	(756)	51,653
Foreign currency forwards, swaps and options	58,329	17,637	—	(3,355)	72,611
Fixed income forwards	477	—	—	—	477
Interest rate swaps, options and forwards	21,599	104,120	88,827	(86,399)	128,147
Total	$130,939	$154,713	$91,617	$(92,994)	284,275
Cross product counterparty netting					(34,466)
Total OTC derivative assets included in Trading assets					$249,809

(1)	At June 30, 2018, we held exchange traded derivative assets, other derivative assets and other credit agreements with a fair value of $185.6 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At June 30, 2018, cash collateral received was $135.6 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$11,328	$3,060	$—	$(1,067)	$13,321
Equity swaps and options	13,752	69,159	3,141	(214)	85,838
Credit default swaps	64	7,829	6	(1,203)	6,696
Total return swaps	64,750	101,271	—	(756)	165,265
Foreign currency forwards, swaps and options	55,195	13,123	—	(3,355)	64,963
Fixed income forwards	3,879	—	—	—	3,879
Interest rate swaps, options and forwards	35,661	135,417	215,891	(86,399)	300,570
Total	$184,629	$329,859	$219,038	$(92,994)	640,532
Cross product counterparty netting					(34,466)
Total OTC derivative liabilities included in Trading liabilities					$606,066

(1)	At June 30, 2018, we held exchange traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $141.6 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At June 30, 2018, cash collateral pledged was $272.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At June 30, 2018, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$178,563
BBB- to BBB+	3,835
BB+ or lower	52,437
Unrated	14,974
Total	$249,809

(1)
Jefferies Group utilizes internal credit ratings determined by Jefferies Group's Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Total Notional
June 30, 2018
Credit protection sold:
Index credit default swaps	$203.0	$280.0	$483.0
Single name credit default swaps	$44.3	$41.4	$85.7

December 31, 2017
Credit protection sold:
Index credit default swaps	$3.0	$126.0	$129.0
Single name credit default swaps	$129.1	$89.1	$218.2

Contingent Features

Certain of Jefferies Group's derivative instruments contain provisions that require their debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Jefferies Group's debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on Jefferies Group's derivative instruments in liability positions. The following table presents the aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position, the collateral amounts posted or received in the normal course of business and the potential collateral Jefferies Group would have been required to return and/or post additionally to its counterparties if the credit-risk-related contingent features underlying these agreements were triggered (in millions):

	June 30, 2018	December 31, 2017

Derivative instrument liabilities with credit-risk-related contingent features	$186.1	$95.1
Collateral posted	$(56.1)	$(86.4)
Collateral received	$119.5	$5.6
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	$249.5	$14.3

(1) These outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

Other Derivatives

Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy Finance accounts for the derivative instruments at fair value. The gains and losses associated with the change in fair value of the derivatives are recorded in Other revenues.

Note 5.  Collateralized Transactions
Jefferies Group enters into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of dealer operations. Jefferies Group monitors the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and requests additional collateral or return of excess collateral, as appropriate. Jefferies Group pledges financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Jefferies Group's agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned and noted parenthetically as Securities pledged in our Consolidated Statements of Financial Condition.

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
June 30, 2018
Corporate equity securities	$2,210,311	$430,084	$2,640,395
Corporate debt securities	343,068	1,999,524	2,342,592
Mortgage- and asset-backed securities	—	3,179,689	3,179,689
U.S. government and federal agency securities	2,322	7,938,208	7,940,530
Municipal securities	—	550,030	550,030
Sovereign obligations	—	2,419,766	2,419,766
Loans and other receivables	—	539,940	539,940
Total	$2,555,701	$17,057,241	$19,612,942

December 31, 2017
Corporate equity securities	$2,353,798	$214,413	$2,568,211
Corporate debt securities	470,908	2,336,702	2,807,610
Mortgage- and asset-backed securities	—	2,562,268	2,562,268
U.S. government and federal agency securities	19,205	11,792,534	11,811,739
Municipal securities	—	444,861	444,861
Sovereign obligations	—	2,023,530	2,023,530
Loans and other receivables	—	454,941	454,941
Total	$2,843,911	$19,829,249	$22,673,160

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
June 30, 2018
Securities lending arrangements	$1,369,012	$—	$856,607	$330,082	$2,555,701
Repurchase agreements	8,515,963	2,261,426	3,998,685	2,281,167	17,057,241
Total	$9,884,975	$2,261,426	$4,855,292	$2,611,249	$19,612,942

December 31, 2017
Securities lending arrangements	$1,676,940	$—	$741,971	$425,000	$2,843,911
Repurchase agreements	10,780,474	4,058,228	3,211,464	1,779,083	19,829,249
Total	$12,457,414	$4,058,228	$3,953,435	$2,204,083	$22,673,160

Jefferies Group receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. Jefferies Group also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities. In many instances, Jefferies Group is permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At June 30, 2018 and December 31, 2017, the approximate fair value of securities received as collateral by Jefferies Group that may be sold or repledged was $25.3 billion and $27.1 billion, respectively. A substantial portion of these securities have been sold or repledged.

Note 6.  Securitization Activities
Jefferies Group engages in securitization activities related to corporate loans, commercial mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In securitization transactions, Jefferies Group transfers assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of the securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of VIEs; however, the SPEs are generally not consolidated as Jefferies Group is not considered the primary beneficiary for these SPEs.
Jefferies Group accounts for securitization transactions as sales, provided it has relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Operations prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. Jefferies Group generally receives cash proceeds in connection with the transfer of assets to an SPE. Jefferies Group may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other asset-backed securities or CLOs), which are included in Trading assets and are generally initially categorized as Level 2 within the fair value hierarchy. Jefferies Group applies fair value accounting to the securities.
The following table presents activity related to Jefferies Group's securitizations that were accounted for as sales in which it had continuing involvement (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Transferred assets	$1,042.6	$715.1	$3,800.3	$1,668.6
Proceeds on new securitizations	$1,043.4	$723.6	$3,802.3	$1,686.1
Cash flows received on retained interests	$7.8	$8.2	$23.8	$14.6

Jefferies Group has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitization activities at June 30, 2018 and December 31, 2017.

The following table summarizes Jefferies Group's retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	June 30, 2018		December 31, 2017
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$10,472.8	$376.2	$6,383.5	$28.2
U.S. government agency commercial mortgage-backed securities	$1,350.1	$123.3	$2,075.7	$81.4
CLOs	$2,804.0	$10.4	$3,957.8	$20.3
Consumer and other loans	$331.0	$44.4	$247.6	$47.8
Total assets represent the unpaid principal amount of assets in the SPEs in which Jefferies Group has continuing involvement and are presented solely to provide information regarding the size of the transactions and the size of the underlying assets supporting its retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Jefferies Group's risk of loss is limited to this fair value amount which is included in total Trading assets in our Consolidated Statements of Financial Condition.
Although not obligated, in connection with secondary market-making activities Jefferies Group may make a market in the securities issued by these SPEs. In these market-making transactions, Jefferies Group buys these securities from and sells these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs. To the extent Jefferies Group purchased securities through these market-making activities and Jefferies Group is not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 8.
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

Note 7.  Available for Sale Securities and Other Investments

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Bonds and notes:
U.S. government securities	$1,217,384	$169	$3	$1,217,550
Residential mortgage-backed securities	659	3	1	661
Commercial mortgage-backed securities	10,963	—	207	10,756
Other asset-backed securities	13,528	20	40	13,508
Total fixed maturities	1,242,534	192	251	1,242,475

Total Available for sale securities	$1,242,534	$192	$251	$1,242,475

December 31, 2017
Bonds and notes:
U.S. government securities	$552,847	$—	$42	$552,805
Residential mortgage-backed securities	34,381	272	92	34,561
Commercial mortgage-backed securities	5,857	17	4	5,870
Other asset-backed securities	34,837	46	44	34,839
Total fixed maturities	627,922	335	182	628,075

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	17,500	—	52,571
Industrial, miscellaneous and all other	17,504	18,411	—	35,915
Total equity securities	52,575	35,911	—	88,486

Total Available for sale securities	$680,497	$36,246	$182	$716,561

As of January 1, 2018, the Company adopted the FASB's new guidance that affects the accounting for equity investments and the presentation and disclosure requirements for financial instruments. At June 30, 2018, equity investments are primarily classified as Trading assets, at fair value and the change in fair value of equity securities is now recognized through the Consolidated Statements of Operations. See Note 2 for additional information.

At June 30, 2018, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $224.4 million. There were no unrealized gains, losses or impairments recognized on these investments during the three and six months ended June 30, 2018.

The amortized cost and estimated fair value of investments classified as available for sale at June 30, 2018, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$1,217,384	$1,217,550
	1,217,384	1,217,550
Mortgage-backed and asset-backed securities	25,150	24,925
	$1,242,534	$1,242,475

At June 30, 2018, the unrealized losses on investments which have been in a continuous unrealized loss position 12 months or longer were not significant.

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

	June 30, 2018	December 31, 2017
Cash	$4.1	$11.7
Financial instruments owned	0.9	37.6
Securities purchased under agreement to resell (1)	1,022.0	729.3
Receivables	509.2	318.1
Other	29.0	15.5
Total assets	$1,565.2	$1,112.2

Other secured financings (2)	$1,518.6	$1,073.5
Other (3)	45.9	38.3
Total liabilities	$1,564.5	$1,111.8

(1)	Securities purchased under agreements to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $54.0 million and $44.1 million of the secured financings represent an amount held by Jefferies Group in inventory and eliminated in consolidation at June 30, 2018 and December 31, 2017, respectively.

(3)	Includes $41.0 million and $32.0 million at June 30, 2018 and December 31, 2017, respectively, of intercompany payables that are eliminated in consolidation.

Securitization Vehicles.  Jefferies Group is the primary beneficiary of asset-backed financing vehicles to which Jefferies Group sells agency and non-agency residential and commercial mortgage loans, mortgage-backed securities and consumer loans pursuant to the terms of a master repurchase agreement. Jefferies Group manages the assets within these vehicles. Jefferies Group's variable interests in these vehicles consist of its collateral margin maintenance obligations under the master repurchase agreement and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to Jefferies Group's general credit and each such VIE’s assets are not available to satisfy any other debt.

Jefferies Group is also the primary beneficiary of a securitization vehicle associated with their financing of small business loans. In the creation of the securitization vehicle, Jefferies Group was involved in the decisions made during the establishment and design of the entity and holds variable interests consisting of the securities retained that could potentially be significant. The assets of the VIE consist of small business loans, which are available for the benefit of the vehicles' beneficial interest holders. The creditors of the VIE do not have recourse to Jefferies Group's general credit and the assets of the VIE are not available to satisfy any other debt.

At June 30, 2018 and December 31, 2017, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt. During the six months ended June 30, 2018, automobile loan receivables aggregating $290.9 million were securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital’s two credit facilities.

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities

June 30, 2018
CLOs	$304.2	$3.9	$1,710.4	$4,343.6
Consumer loan vehicles	315.6	—	627.2	2,856.2
Related party private equity vehicles	33.8	—	52.0	106.7
Other private investment vehicles	149.7	—	160.5	5,249.4
Total	$803.3	$3.9	$2,550.1	$12,555.9

December 31, 2017
CLOs	$168.1	$8.9	$1,030.4	$5,364.3
Consumer loan vehicles	254.8	—	759.8	2,322.7
Related party private equity vehicles	23.7	—	45.4	75.0
Other private investment vehicles	133.0	—	142.0	4,624.9
Total	$579.6	$8.9	$1,977.6	$12,386.9

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
Collateralized Loan Obligations.  Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. Jefferies Group underwrites securities issued in CLO transactions on behalf of sponsors and provides advisory services to the sponsors. Jefferies Group may also sell corporate loans to the CLOs. Jefferies Group's variable interests in connection with CLOs where it has been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby Jefferies Group commits to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs;

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests;

•	Trading positions in securities issued in a CLO transaction; and

•	Investments in variable funding notes issued by CLOs.

Consumer Loan Vehicles. Jefferies Group provides financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer and small business loans. In addition, Jefferies Group may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. Jefferies Group does not control the activities of these entities.

Related Party Private Equity Vehicles. Jefferies Group committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies Group committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies Group's variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies Group with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At June 30, 2018 and December 31, 2017, Jefferies Group's total equity commitment in the JCP Entities was $144.7 million and $148.1 million, respectively, of which $126.5 million and $126.3 million had been funded, respectively. The carrying value of Jefferies Group's equity investments in the JCP Entities was $33.8 million and $23.7 million at June 30, 2018 and December 31, 2017, respectively. Jefferies Group's exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Private Investment Vehicles.  The carrying amount of our equity investment was $149.7 million and $133.0 million at June 30, 2018 and December 31, 2017, respectively. Our unfunded equity commitment related to these investments totaled $10.8 million and $9.1 million at June 30, 2018 and December 31, 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

Mortgage- and Other Asset-Backed Securitization Vehicles.  In connection with Jefferies Group's secondary trading and market-making activities, Jefferies Group buys and sells agency and non-agency mortgage-backed securities and other asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Trading assets in our Consolidated Statements of Financial Condition. Jefferies Group has no other involvement with the related SPEs and therefore does not consolidate these entities.

Jefferies Group also engages in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (FNMA ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or GNMA ("Ginnie Mae")) or non-agency-sponsored SPEs and may purchase loans or mortgage-backed securities from third parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and auto loans. Jefferies Group does not consolidate agency-sponsored securitizations as it does not have the power to direct the activities of the SPEs that most significantly impact their economic performance. Further, Jefferies Group is not the servicer of non-agency-sponsored securitizations and therefore does not have power to direct the most significant activities of the SPEs and accordingly, does not consolidate these entities. Jefferies Group may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.

Jefferies Group transfers existing securities, typically mortgage-backed securities, into resecuritization vehicles. These transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests occur in connection with both agency and non-agency-sponsored VIEs. The consolidation analysis is largely dependent on Jefferies Group's role and interest in the resecuritization trusts. Most resecuritizations in which Jefferies Group is involved are in connection with investors seeking securities with specific risk and return characteristics. As such, Jefferies Group has concluded that the decision-making power is shared between Jefferies Group and the investor(s), considering the joint efforts involved in structuring the trust and selecting the underlying assets as well as the level of security interests the investor(s) hold in the SPE; therefore, Jefferies Group does not consolidate the resecuritization VIEs.

At June 30, 2018 and December 31, 2017, Jefferies Group held $2,898.7 million and $1,829.6 million of agency mortgage-backed securities, respectively, and $189.6 million and $253.2 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities. Jefferies Group's maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about Jefferies Group's variable interests in nonconsolidated VIEs.

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

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Loans to and investments in associated companies as of January 1,	Income (losses) related to associated companies	Income (losses) related to Jefferies Group's associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of June 30,

2018
Jefferies Finance	$655,467	$—	$30,566	$31,461	$—	$717,494
National Beef (2)	—	24,401	—	(13,099)	592,239	603,541
Berkadia	210,594	51,742	—	(17,853)	(720)	243,763
FXCM (3)	158,856	(15,040)	—	—	(34)	143,782
Garcadia companies (4)	179,143	20,955	—	(22,915)	(177,183)	—
Linkem	192,136	(12,764)	—	542	(2,321)	177,593
HomeFed	341,874	4,445	—	—	—	346,319
Golden Queen (5)	105,005	(3,296)	—	8,441	—	110,150
Other	223,754	(4,990)	(5,732)	(33,853)	1,123	180,302
Total	$2,066,829	$65,453	$24,834	$(47,276)	$413,104	$2,522,944

2017
Jefferies Finance	$490,464	$—	$50,176	$—	$—	$540,640
Jefferies LoanCore	154,731	—	6,374	56,950	—	218,055
Berkadia	184,443	33,140	—	(4,567)	32	213,048
FXCM (3)	336,258	(162,015)	—	—	87	174,330
Garcadia companies	185,815	25,971	—	(29,407)	—	182,379
Linkem	154,000	(17,024)	—	31,996	22,765	191,737
HomeFed	302,231	9,684	—	31,316	—	343,231
Golden Queen	111,302	(1,709)	—	(53)	—	109,540
Other	205,854	(2,517)	(2,055)	65,181	—	266,463
Total	$2,125,098	$(114,470)	$54,495	$151,416	$22,884	$2,239,423

(1)	Primarily classified in Investment banking revenues and Other revenues.

(2)
As discussed more fully in Notes 1 and 24, in June 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we have deconsolidated our investment in National Beef and account for our remaining interest under the equity method of accounting.

(3)
As further described in Note 3, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included as Loans to and investments in associated companies and our term loan is included as Trading assets, at fair value in our Consolidated Statements of Financial Condition.

(4)
As more fully discussed in Note 1, in April 2018, we entered into an agreement to sell 100% of our equity interests in Garcadia and our associated real estate to our current partners, the Garff family. At June 30, 2018, our investment in Garcadia is classified as Assets held for sale in our Consolidated Statement of Financial Condition.

(5)	At June 30, 2018 and December 31, 2017, the balance reflects $27.0 million and $30.5 million, respectively, related to a noncontrolling interest.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
National Beef	$24,401	$—	$24,401	$—
Berkadia	25,461	16,186	51,742	33,140
FXCM	(6,816)	(12,115)	(15,040)	(162,015)
Garcadia companies	9,572	12,677	20,955	25,971
Linkem	(5,309)	(8,876)	(12,764)	(17,024)
HomeFed	(7,165)	9,348	4,445	9,684
Golden Queen	673	(412)	(3,296)	(1,709)
Other	(7,464)	(2,704)	(4,990)	(2,517)
Total	$33,353	$14,104	$65,453	$(114,470)

Income (losses) related to Jefferies Group's associated companies (primarily classified in Investment banking revenues and Other revenues) includes the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Jefferies Finance	$20,733	$25,211	$30,566	$50,176
Jefferies LoanCore	—	4,042	—	6,374
Other	(1,504)	(1,021)	(5,732)	(2,055)
Total	$19,229	$28,232	$24,834	$54,495

Jefferies Finance

Through Jefferies Group, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), our joint venture with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies Group. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.

At June 30, 2018, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At June 30, 2018, $687.5 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2019 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at June 30, 2018 and December 31, 2017. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2019 with automatic one year extensions absent a 60-day termination notice by either party. At June 30, 2018 and December 31, 2017, none of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $0.7 million and $1.4 million during the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $2.8 million during the six months ended June 30, 2018 and 2017, respectively.

Jefferies Group engages in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, Jefferies Group earned fees of $109.6 million and $73.1 million during the three months ended June 30, 2018 and 2017, respectively, and $211.0 million and $139.3 million during the six months ended June 30, 2018 and 2017, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations. In addition, Jefferies Group paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $14.9 million and $0.4 million during the three months ended June 30, 2018 and 2017, respectively, and $33.4 million and $2.5 million during the six months ended June 30, 2018 and 2017, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees of $2.4 million and $1.2 million during the three months ended June 30, 2018 and 2017, respectively, and $2.7 million and $3.9 million during the six months ended June 30, 2018 and 2017, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations. At June 30, 2018 and December 31, 2017, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Trading assets. Additionally, Jefferies Group has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO. Gains (losses) related to the derivative contracts were not material.

Under a service agreement, Jefferies Group charged Jefferies Finance $8.9 million and $9.3 million during the three months ended June 30, 2018 and 2017, respectively, and $35.0 million and $29.5 million for services provided during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, Jefferies Group had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $49.9 million and a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $14.1 million. At December 31, 2017, Jefferies Group had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $34.6 million and a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition, of $14.1 million.

Jefferies Group enters into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts Jefferies Group had $0.2 million recorded in Receivables and $1.5 million included in Trading assets in our Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017, respectively.

Jefferies LoanCore

Jefferies LoanCore, a commercial real estate finance company and a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC, originates and purchases commercial real estate loans throughout the U.S. and Europe. On October 31, 2017, Jefferies Group sold all of its membership interests (which constituted a 48.5% voting interest) in Jefferies LoanCore for approximately $173.1 million, the estimated book value as of October 31, 2017. In addition, Jefferies Group may be entitled to additional cash consideration over the next five years in the event Jefferies LoanCore's yearly return on equity exceeds certain thresholds.

National Beef

National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. As discussed in Notes 1 and 24, on June 5, 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we have deconsolidated our investment in National Beef and account for our remaining interest under the equity method of accounting.

As part of the deconsolidation of National Beef, we adjusted our retained 31% interest in National Beef to fair value. The fair value of our retained 31% interest in National Beef of $592.3 million was based on the implied equity value of 100% of National Beef from the transaction with Marfrig. The transaction with Marfrig was based on a $1.9 billion equity valuation and a $2.3 billion enterprise valuation for 100% of National Beef. The fair value was allocated to the tangible and intangible assets of National Beef and a number of assets including customer relationships, tradenames, cattle supply contracts and property, plant and equipment had fair values higher than book values. As we recognize our share of National Beef's income going forward, the difference between the estimated fair value and the underlying book value of National Beef's customer relationships, tradenames, cattle supply contracts and property, plant and equipment will be amortized over their respective useful lives (weighted average life of 15 years).

Berkadia

Berkadia Commercial Mortgage LLC ("Berkadia") is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway Inc. We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% equity interest in Berkadia. Through June 30, 2018, cumulative cash distributions received by Jefferies from this investment aggregated $579.9 million. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs. Berkadia is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. As of June 30, 2018, the aggregate amount of commercial paper outstanding was $1.47 billion.

FXCM

As discussed more fully in Note 3, at June 30, 2018, Jefferies has a 50% voting interest in FXCM and a senior secured term loan to FXCM due January 2019. On September 1, 2016, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in our Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology, trade name, leases and long-term debt over their respective useful lives.

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
In April 2018, we entered into an agreement to sell 100% of our equity interests in Garcadia and our associated real estate to our current partners, the Garff family. At closing, we will receive $435 million in cash and $50 million in senior preferred equity of an entity that will own all of the automobile dealerships associated broadly with the Ken Garff Automotive Group, including all the Garcadia dealerships. At or prior to closing, we will pay approximately $52 million to retire the mortgage debt on the real estate to be sold. This transaction is expected to close in the third quarter of 2018. At June 30, 2018, our investment in Garcadia is reflected as Assets held for sale in our Consolidated Statement of Financial Condition.

Linkem

We own approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy. In addition, we own approximately 63% of the 5% convertible preferred stock, which is automatically convertible to common shares in 2022. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 54% of Linkem’s common equity at June 30, 2018. We have approximately 48% of the total voting securities of Linkem.

HomeFed

At June 30, 2018, we own 10,852,123 shares of HomeFed’s common stock, representing approximately 70% of HomeFed’s outstanding common shares; however, we have contractually agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted. HomeFed develops and owns residential and mixed-use real estate properties. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD). As a result of a 1998 distribution to all of our shareholders, approximately 5% of HomeFed is beneficially owned by our Chairman at June 30, 2018. Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed’s Chairman, and our President. Since we do not control HomeFed, our investment in HomeFed is accounted for under the equity method as an investment in an associated company.

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
Other
The following table provides summarized data for certain associated companies (Jefferies Finance, National Beef for the period subsequent to the closing of the transaction with Marfrig on June 5, 2018 and Berkadia) (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Revenues	$1,154,927	$479,598
Income from continuing operations before extraordinary items	$296,620	$163,952
Net income	$296,620	$163,952

Note 10.  Financial Statement Offsetting
In connection with Jefferies Group's derivative activities and securities financing activities, Jefferies Group may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to: derivative transactions – ISDA master netting agreements; master securities lending agreements (securities lending transactions); and master repurchase agreements (repurchase transactions). A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation.  Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due to a counterparty against all or a portion of an amount due from the counterparty or a third party.

Under Jefferies Group's derivative ISDA master netting agreements, Jefferies Group typically will also execute credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted by or paid to a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex. In the event of the counterparty’s default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. In addition, any collateral posted can be applied to the net obligations, with any excess returned; and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.
The conditions supporting the legal right of offset may vary from one legal jurisdiction to another and the enforceability of master netting agreements and bankruptcy laws in certain countries or in certain industries is not free from doubt. The right of offset is dependent both on contract law under the governing arrangement and consistency with the bankruptcy laws of the jurisdiction where the counterparty is located. Industry legal opinions with respect to the enforceability of certain standard provisions in respective jurisdictions are relied upon as a part of managing credit risk. In cases where Jefferies Group has not determined an agreement to be enforceable, the related amounts are not offset. Master netting agreements are a critical component of Jefferies Group's risk management processes as part of reducing counterparty credit risk and managing liquidity risk.
Jefferies Group is also a party to clearing agreements with various central clearing parties. Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open contracts or transactions.
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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at June 30, 2018
Derivative contracts	$3,402,819	$(3,102,888)	$299,931	$—	$—	$299,931
Securities borrowing arrangements	$7,599,043	$—	$7,599,043	$(434,474)	$(966,570)	$6,197,999
Reverse repurchase agreements	$12,105,967	$(8,283,735)	$3,822,232	$(286,116)	$(3,508,358)	$27,758

Liabilities at June 30, 2018
Derivative contracts	$3,714,992	$(3,239,346)	$475,646	$—	$—	$475,646
Securities lending arrangements	$2,555,701	$—	$2,555,701	$(434,474)	$(2,056,484)	$64,743
Repurchase agreements	$17,057,241	$(8,283,735)	$8,773,506	$(286,116)	$(7,269,369)	$1,218,021

Assets at December 31, 2017
Derivative contracts	$3,497,969	$(3,318,481)	$179,488	$—	$—	$179,488
Securities borrowing arrangements	$7,721,803	$—	$7,721,803	$(966,712)	$(1,032,629)	$5,722,462
Reverse repurchase agreements	$14,858,297	$(11,168,738)	$3,689,559	$(463,973)	$(3,207,147)	$18,439

Liabilities at December 31, 2017
Derivative contracts	$3,745,908	$(3,490,514)	$255,394	$—	$—	$255,394
Securities lending arrangements	$2,843,911	$—	$2,843,911	$(966,712)	$(1,795,408)	$81,791
Repurchase agreements	$19,829,249	$(11,168,738)	$8,660,511	$(463,973)	$(7,067,512)	$1,129,026

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

(3)
At June 30, 2018, amounts include $6,148.2 million of securities borrowing arrangements, for which we have received securities collateral of $5,972.9 million, and $1,205.5 million of repurchase agreements, for which we have pledged securities collateral of $1,244.0 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable. At December 31, 2017, amounts include $5,678.6 million of securities borrowing arrangements, for which we have received securities collateral of $5,516.7 million, and $1,084.4 million of repurchase agreements, for which we have pledged securities collateral of $1,115.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	June 30, 2018	December 31, 2017
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,550	$8,551

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $98,672 and $230,074	72,397	347,767
Trademarks and tradenames, net of accumulated amortization of $19,358 and $95,627	109,694	293,851
Supply contracts, net of accumulated amortization of $0 and $57,440	—	86,160
Other, net of accumulated amortization of $3,850 and $3,885	5,100	4,701
Total intangible assets, net	195,741	741,030

Goodwill:
National Beef	—	14,991
Jefferies Group	1,701,752	1,703,300
Other operations	3,859	3,859
Total goodwill	1,705,611	1,722,150

Total intangible assets, net and goodwill	$1,901,352	$2,463,180

Amortization expense on intangible assets included in Income (loss) from continuing operations was $3.3 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively, and $6.5 million and $6.5 million for the six months ended June 30, 2018 and 2017, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$6,718
2019	$13,439
2020	$13,439
2021	$13,052
2022	$13,052

As further discussed in Note 1, on June 5, 2018, we sold 48% of National Beef to Marfrig. Upon closing of the transaction with Marfrig, we deconsolidated our investment in National Beef, including its Intangible assets, net and goodwill. Intangible assets, net and goodwill at December 31, 2017 includes $539.6 million of intangibles and $15.0 million of goodwill related to National Beef.

Note 12.  Short-Term Borrowings

Jefferies Group's short-term borrowings, which mature in one year or less, are as follows (in thousands):

	June 30, 2018	December 31, 2017
Bank loans (1)	$378,930	$304,651
Floating rate puttable notes	58,470	108,240
Equity-linked notes	68,818	23,324
Total short-term borrowings	$506,218	$436,215

(1) Bank loans include loans entered into, pursuant to a Master Loan Agreement, between the Bank of New York and Jefferies Group.

At June 30, 2018 and December 31, 2017, the weighted average interest rate on short-term borrowings outstanding was 3.99% and 2.51% per annum, respectively.

During the six months ended June 30, 2018, Jefferies Group issued equity-linked notes due July 12, 2018 with a principal amount of $70.5 million. These notes were repaid with cash on hand on the maturity date. In addition, during the six months ended June 30, 2018, Jefferies Group's floating rate puttable notes with principal amounts of €41.0 million and Jefferies Group's equity-linked notes with a principal amount of $23.3 million matured. See Note 3 for further information.

The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for Jefferies Group. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the six months ended June 30, 2018, Jefferies Group was in compliance with debt covenants under the Intraday Credit Facility.

Note 13.  Long-Term Debt

The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$742,914	$742,348
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,697	246,673
Total long-term debt – Parent Company	989,611	989,021

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
5.125% Senior Notes, due April 13, 2018, $0 and $678,300 principal (1)	—	682,338
8.50% Senior Notes, due July 15, 2019, $680,800 principal	714,411	728,872
2.375% Euro Medium Term Notes, due May 20, 2020, $584,700 and $594,725 principal	583,602	593,334
6.875% Senior Notes, due April 15, 2021, $750,000 principal	800,075	808,157
2.25% Euro Medium Term Notes, due July 13, 2022, $4,678 and $4,758 principal	4,351	4,389
5.125% Senior Notes, due January 20, 2023, $600,000 principal	614,331	615,703
4.85% Senior Notes, due January 15, 2027, $750,000 principal (2)	713,764	736,357
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	374,746	375,794
3.875% Convertible Senior Debentures, due November 1, 2029, $0 and $324,779 principal	—	324,779
4.15% Senior Notes, due January 23, 2030, $1,000,000 and $0 principal	987,365	—
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	511,854	512,040
6.50% Senior Notes, due January 20, 2043, $400,000 principal	420,810	420,990
Structured Notes (3)	708,256	614,091
Jefferies Group Revolving Credit Facility	158,335	—
National Beef Reducing Revolver Loan	—	120,000
National Beef Revolving Credit Facility	—	76,809
Foursight Capital Credit Facilities	54,151	170,455
Other	79,308	112,654
Total long-term debt – subsidiaries	6,725,359	6,896,762

Long-term debt	$7,714,970	$7,885,783

(1)	On April 13, 2018, these 5.125% Senior Notes were redeemed by Jefferies Group with cash on hand.

(2)
Amount includes a gain of $22.8 million and a loss of $4.9 million during the six months ended June 30, 2018 and 2017, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 4 for further information.

(3)
Includes $708.3 million and $607.0 million at fair value at June 30, 2018 and December 31, 2017, respectively. These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues.

Subsidiary Debt:

In November 2017, all of Jefferies Group's 3.875% Convertible Senior Debentures due 2029 were called for optional redemption, with a redemption date of January 5, 2018, at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed in January 2018. In addition, Jefferies Group's 5.125% senior notes with a principal of $668.3 million were redeemed in April 2018.

In January 2018, Jefferies Group issued 4.15% senior notes with a principal amount of $1.0 billion, due 2030. Additionally, structured notes with a total principal amount of approximately $165.6 million, net of retirements were issued during the six months ended June 30, 2018.

On May 16, 2018, Jefferies Group entered into a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $160.0 million. The borrower under Jefferies Group Revolving Credit Facility is Jefferies Leveraged Credit Products, LLC, with a guarantee from Jefferies Group LLC. Jefferies Group Revolving Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies Leveraged Credit Products, LLC and its minimum tangible net worth, liquidity requirements and minimum capital requirements. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate, as defined in Jefferies Group Revolving Credit Facility agreement. The obligations of Jefferies Leveraged Credit Products, LLC under Jefferies Group Revolving Credit Facility are secured by substantially all its assets. At June 30, 2018, Jefferies Group was in compliance with debt covenants under Jefferies Group Revolving Credit Facility.

As further discussed in Note 1, on June 5, 2018, we sold 48% of National Beef to Marfrig. Upon closing of the transaction with Marfrig, we deconsolidated our investment in National Beef, including its long-term debt. Long-term debt at December 31, 2017 includes $199.2 million related to National Beef.

At June 30, 2018, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $225.0 million, which mature in March 2020 and July 2020. The March 2020 credit facility bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity and the July 2020 credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. As a condition of the March 2020 credit facility, Foursight Capital is obligated to maintain cash reserves in an amount equal to the quoted price of an interest rate cap sufficient to meet the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $68.4 million at June 30, 2018.

Note 14.  Mezzanine Equity

Redeemable Noncontrolling Interests

At December 31, 2017, the redeemable noncontrolling interests primarily relate to National Beef and were held by its minority owners, USPB, NBPCo Holdings and the chief executive officer of National Beef. The holders of these interests shared in the profits and losses of National Beef on a pro rata basis with us. As discussed in Note 1, we deconsolidated National Beef as a result of the 48% sale to Marfrig on June 5, 2018. Immediately prior to the deconsolidation, the cumulative increase in fair value of $237.7 million recorded to the redeemable noncontrolling interest since the initial acquisition of National Beef was reversed through Additional paid-in capital in the Consolidated Statement of Financial Condition.

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value. The following table rolls forward National Beef’s redeemable noncontrolling interests activity (in thousands):

	For the Six Months Ended June 30,
	2018	2017
As of January 1,	$412,128	$321,962
Income allocated to redeemable noncontrolling interests	37,141	28,458
Distributions to redeemable noncontrolling interests	(70,681)	(17,062)
Increase (decrease) in fair value of redeemable noncontrolling interests	21,404	(39,965)
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustment prior to deconsolidation	(237,669)	—
Deconsolidation of National Beef	(162,323)	—
Balance, June 30,	$—	$293,393

At June 30, 2018 and December 31, 2017, redeemable noncontrolling interests also include other redeemable noncontrolling interests of $14.3 million and $14.5 million, respectively, primarily related to our oil and gas exploration and development businesses.

Mandatorily Redeemable Convertible Preferred Shares

In connection with our acquisition of Jefferies Group in March 2013, we issued a new series of 3.25% Cumulative Convertible Preferred Shares ("Preferred Shares") ($125.0 million at mandatory redemption value) in exchange for Jefferies Group's outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,162,200 common shares, an effective conversion price of $30.03 per share. The holders of the Preferred Shares are also entitled to an additional quarterly payment in the event we declare and pay a dividend on our common stock in an amount greater than $0.0625 per common share per quarter. The additional quarterly payment would be paid to the holders of Preferred Shares on an as converted basis and on a per share basis would equal the quarterly dividend declared and paid to a holder of a share of common stock in excess of $0.0625 per share. In the third quarter of 2017, we increased our quarterly dividend from $0.0625 to $0.10 per common share. This increased the preferred stock dividend from $2.0 million for the six months ended June 30, 2017 to $2.3 million for the six months ended June 30, 2018. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

Note 15.  Compensation Plans

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock units ("RSUs") may be granted to new employees as "sign-on" awards, to existing employees as "retention" awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight-line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with market, performance and service conditions. Market conditions are incorporated into the grant-date fair value of senior executive awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if it is determined that it is probable that the performance condition will be achieved.

Senior Executive Compensation Plan. The Compensation Committee of the Jefferies Board of Directors approved an executive compensation plan effective January 1, 2018 that extends Jefferies prior compensation plans for our CEO and our President (together, our "Senior Executives") for compensation years 2018, 2019 and 2020. For each Senior Executive, the Compensation Committee has targeted long-term compensation of $25.0 million per year under the plan with a target of $16.0 million in long-term equity in the form of RSUs and a target of $9.0 million in long-term cash, subject to performance targets over the three-year measurement period for each compensation year. To receive targeted long-term equity, our Senior Executives will have to achieve 8% growth on an annual and multi-year compounded basis in Jefferies Total Shareholder Return ("TSR") and to receive targeted long-term cash, our Senior Executives will have to achieve 8% growth on an annual and multi-year compounded basis in Jefferies Return on Tangible Deployable Equity ("ROTDE"). If TSR and ROTDE are less than 5%, our Senior Executives will receive no long-term compensation. If TSR and ROTDE growth rates are greater than 8%, our Senior Executives are eligible to receive up to 50% additional incentive compensation on a pro rata basis up to 12% growth rates. TSR is based on annualized rate of return reflecting price appreciation plus reinvestment of dividends and distributions to shareholders. ROTDE is net income adjusted for amortization of intangible assets divided by tangible book value at the beginning of year adjusted for intangible assets and deferred tax assets.

Stock-Based Compensation Expense. Compensation and benefits expense included $12.8 million and $10.4 million for the three months ended June 30, 2018 and 2017, respectively, and $25.2 million and $20.4 million for the six months ended June 30, 2018 and 2017, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $3.1 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively, and $6.0 million and $7.3 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, total unrecognized compensation cost related to nonvested share-based compensation plans was $144.7 million; this cost is expected to be recognized over a weighted average period of 2.5 years.

At June 30, 2018, there were 1,903,000 shares of restricted stock outstanding with future service required, 9,371,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 10,278,000 RSUs outstanding with no future service required and 861,000 shares issuable under other plans. Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 20,510,000.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. The restricted cash awards are amortized to compensation expense over the relevant service period. At June 30, 2018, the remaining unamortized amount of the restricted cash awards was $490.9 million; this cost is expected to be recognized over a weighted average period of three years.

Note 16.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income, net of taxes is as follows (in thousands):

	June 30, 2018	December 31, 2017
Net unrealized gains on available for sale securities	$543,990	$572,085
Net unrealized foreign exchange losses	(153,266)	(101,400)
Net unrealized losses on instrument specific credit risk	(19,984)	(34,432)
Net unrealized gains (losses) on cash flow hedges	361	(1,138)
Net minimum pension liability	(56,128)	(62,391)
	$314,973	$372,724

For the six months ended June 30, 2018 and 2017, significant amounts reclassified out of accumulated other comprehensive income to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2018	2017
Net unrealized losses on available for sale securities, net of income tax provision of $37 and $271	$103	$467	Other revenues
Net unrealized foreign exchange losses, net of income tax provision (benefit) of $(16) and $1,097	20,459	(5,290)	Other income and other expenses
Net unrealized losses on instrument specific credit risk, net of income tax provision of $78 and $0	270	—	Principal transactions
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(339) and $(403)	(919)	(859)	Selling, general and other expenses, which includes pension expense
Other pension, net of income tax benefit of $0 and $(1,231)	(5,344)	1,231	Compensation and benefits expense and Income tax provision (benefit)
Total reclassifications for the period, net of tax	$14,569	$(4,451)

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, Jefferies Group acquired a defined benefit pension plan located in Germany (the "German Pension Plan") for the benefit of eligible employees of Jefferies Bache in that territory. On December 28, 2017, a Liquidation Insurance Contract was entered into between Jefferies Bache Limited and Generali Lebensversicherung AG ("Generali") to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018 and released Jefferies Group from any and all obligations under the German Pension Plan. This transaction was completed in the first quarter of 2018. In connection with the transfer of the German Pension Plan, $5.3 million was reclassified to Compensation and benefits expense in the Consolidated Statements of Operations from Accumulated other comprehensive income during the six months ended June 30, 2018.

Note 17. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018

Revenues from contracts with customers:
Commissions and other fees	$157,704	$305,606
Investment banking	500,297	940,288
Manufacturing revenues	114,735	213,100
Other	61,817	103,975
Total revenue from contracts with customers	834,553	1,562,969

Other sources of revenue:
Principal transactions	53,755	199,418
Interest income	327,314	602,536
Other	28,204	40,014
Total revenue from other sources	409,273	841,968

Total revenues	$1,243,826	$2,404,937
Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (the "transaction price"). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties.
The following provides detailed information on the recognition of our revenues from contracts with customers:
Commissions and Other Fees. Jefferies Group earns commission revenue by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and Jefferies Group records a receivable between trade-date and payment on settlement date. Jefferies Group permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Jefferies Group acts as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs Jefferies Group's payments to third party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in our Consolidated Statements of Operations.
Jefferies Group earns account advisory and distribution fees in connection with wealth management services. Account advisory fees are recognized over time using the time-elapsed method as Jefferies Group determined that the customer simultaneously receives and consumes the benefits of investment advisory services as they are provided. Account advisory fees may be paid in advance of a specified service period or in arrears at the end of the specified service period (e.g., quarterly). Account advisory fees paid in advance are initially deferred within Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. Distribution fees are variable and recognized when uncertainties with respect to the amounts are resolved.
Investment Banking Fees. Jefferies Group provides its clients with a full range of capital markets and financial advisory services. Capital markets services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings and equity-linked convertible securities transactions and structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal bonds and mortgage- and asset-backed securities. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the capital markets offering at that point. Costs associated with capital markets transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within Selling, general and other expenses in the Consolidated Statements of Operations as Jefferies Group is acting as a principal in the arrangement. Any expenses reimbursed by its clients are recognized as Investment banking revenues.
Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as Jefferies Group's clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees Jefferies Group receives for its advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. Jefferies Group recognizes a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category in the Consolidated Statements of Operations and any expenses reimbursed by Jefferies Group's clients are recognized as Investment banking revenues.

Asset Management Fees. Jefferies Group and LAM earn management and performance fees, recorded in Other revenues, in connection with investment advisory services provided to various funds and accounts, which are satisfied over time and measured using a time elapsed measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract. Management and performance fees are considered variable as they are subject to fluctuation (e.g., changes in assets under management, market performance) and/ or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon notional amount and are included in the transaction price at the end of each month when the assets under management or notional amount is known. Performance fees are received when the return on assets under management for a specified performance period exceed certain benchmark returns, "high-water marks" or other performance targets. The performance period related to performance fees is annual, semi-annual or quarterly. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.
Manufacturing Revenues. Idaho Timber's primary business consists of the sale of lumber that is manufactured or remanufactured at one of its locations. Agreements with customers for these sales specify the type, quantity and price of products to be delivered as well as the delivery date and payment terms. The transaction price is fixed at the time of sale and revenue is generally recognized when the customer takes control of the product.

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the three and six months ended June 30, 2018 (in thousands):

	Three months ended June 30, 2018
	Reportable Segments
	Jefferies Group	Corporate	All Other	Total

Major Business Activity:
Jefferies Group:
Equities (1)	$159,960	$—	$—	$159,960
Fixed Income (1)	4,546	—	—	4,546
Investment Banking	500,297	—	—	500,297
Asset Management	6,016	—	—	6,016
Manufacturing revenues	—	—	114,735	114,735
Oil and gas revenues	—	—	39,905	39,905
Other revenues	—	—	9,094	9,094
Total revenues from contracts with customers	$670,819	$—	$163,734	$834,553

Primary Geographic Region:
Americas	$571,976	$—	$163,454	$735,430
Europe, Middle East and Africa	78,861	—	207	79,068
Asia	19,982	—	73	20,055
Total revenues from contracts with customers	$670,819	$—	$163,734	$834,553

	Six months ended June 30, 2018
	Reportable Segments
	Jefferies Group	Corporate	All Other	Total

Major Business Activity:
Jefferies Group:
Equities (1)	$311,590	$—	$—	$311,590
Fixed Income (1)	7,504	—	—	7,504
Investment Banking	940,288	—	—	940,288
Asset Management	10,946	—	—	10,946
Manufacturing revenues	—	—	213,100	213,100
Oil and gas revenues	—	—	60,235	60,235
Other revenues	—	—	19,306	19,306
Total revenues from contracts with customers	$1,270,328	$—	$292,641	$1,562,969

Primary Geographic Region:
Americas	$1,092,830	$—	$292,031	$1,384,861
Europe, Middle East and Africa	140,189	—	462	140,651
Asia	37,309	—	148	37,457
Total revenues from contracts with customers	$1,270,328	$—	$292,641	$1,562,969

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2018.
During the three and six months ended June 30, 2018, Jefferies Group recognized $15.0 million and $17.1 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in consideration that was constrained in prior periods. In addition, Jefferies Group recognized $4.3 million and $8.9 million, respectively, of revenues primarily associated with distribution services during the three and six months ended June 30, 2018, a portion of which relates to prior periods.
Contract Balances
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and it has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. Jefferies Group deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied.
We had receivables related to revenues from contracts with customers of $238.0 million and $469.3 million at June 30, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the three and six months ended June 30, 2018.
Our deferred revenue, which primarily relates to Jefferies Group, was $14.7 million and $15.5 million at June 30, 2018 and December 31, 2017, respectively. During the three months ended June 30, 2018, we recognized $9.6 million of deferred revenue from the balance at March 31, 2018. During the six months ended June 30, 2018, we recognized $14.5 million of deferred revenue from the balance at December 31, 2017.
Contract Costs
Jefferies Group capitalizes costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At June 30, 2018, Jefferies Group's capitalized costs to fulfill a contract were $3.3 million, which are recorded in Receivables in the Consolidated Statement of Financial Condition. For the three and six months ended June 30, 2018, Jefferies Group recognized $1.2 million and $1.3 million, respectively, of expenses related to costs capitalized to fulfill a contract. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended June 30, 2018. At June 30, 2018, capitalized costs related to our other subsidiaries were not material.

Note 18.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at June 30, 2018 was $233.4 million (including $60.0 million for interest), of which $179.3 million related to Jefferies Group. The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at December 31, 2017 was $226.4 million (including $57.4 million for interest), of which $177.8 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. Accrued interest is included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the six months ended June 30, 2018 and the year ended December 31, 2017.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2012. While the statute of limitations remains open, we have settled our 2013 Internal Revenue Service examination. The settlement had an immaterial impact on our effective tax rate. Our New York State and New York City income tax returns are currently being audited for the 2012 to 2014 period and 2011 to 2012 period, respectively. Prior to becoming a wholly-owned subsidiary, Jefferies Group filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions. Jefferies Group is currently under examination by various major tax jurisdictions. The statute of limitations with respect to Jefferies Group's federal income tax returns has expired for all years through 2012. We do not expect that resolution of these examinations will have a significant effect on our Consolidated Statements of Financial Condition, but could have a significant impact on the Consolidated Statements of Operations for the period in which resolution occurs.

Our provision for income taxes for continuing operations for the six months ended June 30, 2018 was reduced by a $43.9 million benefit resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryforwards ("NOLs") which we now believe are more likely than not to be utilized before they expire. Our provision for income taxes from continuing operations for the six months ended June 30, 2017 was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies Group's earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the "Tax Act"). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740"). While the initial estimated impact of the Tax Act was calculated using all available information, we anticipate modifications based on the procedures set forth under SAB 118. This process is applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, taxes are reflected in accordance with the law prior to the enactment of the Tax Act.

Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in the financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to refinement of our calculations based on updated information, changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is complex and we continue to assess the impact that various provisions will have on our business. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next several quarters, we consider the accounting for the deferred tax asset remeasurements, the transition tax, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. During the six months ended June 30, 2018, we revised our prior estimate and recorded a $1.8 million reduction in our tax expense related to the Tax Act.

Note 19.  Common Share and Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$725,529	$58,193	$850,054	$339,601
Allocation of earnings to participating securities (1)	(3,870)	(219)	(3,831)	(1,338)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	721,659	57,974	846,223	338,263
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	37	(2)	29	5
Mandatorily redeemable convertible preferred share dividends	—	—	—	2,031
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$721,696	$57,972	$846,252	$340,299

Denominator for earnings per share:
Weighted average common shares outstanding	342,719	359,519	349,647	359,543
Weighted average shares of restricted stock outstanding with future service required	(1,868)	(1,380)	(1,578)	(1,406)
Weighted average RSUs outstanding with no future service required	11,198	11,073	11,168	11,069
Denominator for basic earnings per share – weighted average shares	352,049	369,212	359,237	369,206
Stock options	7	25	18	20
Senior executive compensation plan awards	4,019	2,315	3,430	2,296
Mandatorily redeemable convertible preferred shares	—	—	—	4,162
Denominator for diluted earnings per share	356,075	371,552	362,685	375,684

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,887,100 and 1,435,400 for the three months ended June 30, 2018 and 2017, respectively, and 1,603,500 and 1,467,500 for the six months ended June 30, 2018 and 2017, respectively. Dividends declared on participating securities were not material during three and six months ended June 30, 2018 and 2017. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

For the six months ended June 30, 2018 and the three and six months ended June 30, 2017, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. All of these convertible debentures were redeemed in January 2018. For the three months ended June 30, 2017 and the three and six months ended June 30, 2018, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

The Board of Directors from time to time has authorized the repurchase of our common shares. In April 2018, the Board of Directors approved an increase to our share repurchase program to 25,000,000 common shares from the 12,500,000 million remaining under its prior authorization. In the second quarter of 2018, we purchased a total of 24,084,080 of our common shares under this authorization. As of June 30, 2018, 915,920 common shares remained authorized for repurchase. In July 2018, the Board of Directors approved an increase to our share repurchase program of 25,000,000 common shares, bringing our total authorization to 25,915,920 common shares.

Note 20.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Maximum Payout
Equity commitments (1)	$276.4	$62.7	$18.8	$—	$10.4	$368.3
Loan commitments (1)	12.0	250.0	54.4	29.2	—	345.6
Mortgage-related and other purchase commitments	—	177.7	—	—	—	177.7
Underwriting commitments	65.0	—	—	—	—	65.0
Forward starting reverse repos (2)	3,634.7	—	—	—	—	3,634.7
Forward starting repos (2)	3,040.7	—	—	—	—	3,040.7
Other unfunded commitments (1)	145.3	116.8	19.2	110.5	5.1	396.9
	$7,174.1	$607.2	$92.4	$139.7	$15.5	$8,028.9

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At June 30, 2018, $3,628.6 million of the forward starting securities purchased under agreements to resell and all of the securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consist of a team led by Brian P. Friedman, our President and a Director. At June 30, 2018, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $18.4 million.

See Note 9 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, as of June 30, 2018, we had other outstanding equity commitments to invest up to $287.5 million in various other investments, which include $250.0 million as part of the further development of our alternative asset management platforms.

Loan Commitments. From time to time Jefferies Group makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At June 30, 2018, Jefferies Group had $86.1 million of outstanding loan commitments to clients.

Loan commitments outstanding at June 30, 2018, also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At June 30, 2018, none of Jefferies Group's $250.0 million commitment was funded.

Mortgage-Related and Other Purchase Commitments. Jefferies Group enters into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Jefferies Group frequently securitizes the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statement of Financial Condition at June 30, 2018 was $0.9 million.

Underwriting Commitments. In connection with investment banking activities, Jefferies Group may from time to time provide underwriting commitments to its clients in connection with capital raising transactions.
Forward Starting Reverse Repos and Repos.  Jefferies Group enters into commitments to take possession of securities with agreements to resell on a forward starting basis and to sell securities with agreements to repurchase on a forward starting basis that are primarily secured by U.S. government and agency securities.

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

Guarantees
Derivative Contracts.  Jefferies Group dealer activities cause it to make markets and trade in a variety of derivative instruments. Certain derivative contracts that Jefferies Group has entered into meet the accounting definition of a guarantee under GAAP, including credit default swaps, written foreign currency options and written equity put options. On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest or foreign exchange rates are not contractually limited by the terms of the contract. As such, we have disclosed notional values as a measure of Jefferies Group's maximum potential payout under these contracts.
The following table summarizes the notional amounts associated with Jefferies Group derivative contracts meeting the definition of a guarantee under GAAP as of June 30, 2018 (in millions):

	Expected Maturity Date
Guarantee Type	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$15,858.9	$3,454.3	$2,486.5	$494.1	$458.2	$22,752.0
Written derivative contracts – credit related	—	—	48.2	23.9	—	72.1
Total derivative contracts	$15,858.9	$3,454.3	$2,534.7	$518.0	$458.2	$22,824.1

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). Jefferies Group substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies Group manages the risk associated with these contracts in the context of its overall risk management framework. Jefferies Group believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $299.5 million at June 30, 2018.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At June 30, 2018, the aggregate amount of commercial paper outstanding was $1.47 billion.
Other Guarantees.  Jefferies Group is a member of various exchanges and clearing houses. In the normal course of business, Jefferies Group provides guarantees to securities clearing houses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearing houses often require members to post collateral. Jefferies Group's obligations under such guarantees could exceed the collateral amounts posted. Jefferies Group's maximum potential liability under these arrangements cannot be quantified; however, the potential for Jefferies Group to be required to make payments under such guarantees is deemed remote.  Accordingly, no liability has been recognized for these arrangements.
Indemnification.  In connection with the 2013 sale of Empire Insurance Company, we agreed to indemnify the buyer for certain of Empire’s lease obligations that were assumed by another subsidiary of ours as part of the sale of Empire. Our subsidiary was subsequently sold in 2014 to HomeFed as part of the real estate transaction with HomeFed. Although HomeFed has agreed to indemnify us for these lease obligations, our indemnification obligation under the Empire transaction remains. The primary lease expires in October 2018 and the aggregate amount of lease obligation as of June 30, 2018 was approximately $3.4 million. Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

Standby Letters of Credit.  At June 30, 2018, Jefferies Group provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $51.8 million. Standby letters of credit commit Jefferies Group to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $1.1 million at June 30, 2018. Primarily all letters of credit expire within one year.

Note 21.  Net Capital Requirements

Jefferies Group operates as a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC’s net capital and excess net capital at June 30, 2018 were $1,666.9 million and $1,560.7 million, respectively.

FINRA is the designated examining authority for Jefferies Group's U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries of Jefferies Group are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is authorized and regulated by the Financial Conduct Authority in the United Kingdom.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from Jefferies Group's regulated subsidiaries. Some of our other consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the parent company.

Note 22.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$644,760	$627,208	$579,071	$565,285

Financial Liabilities:
Short-term borrowings (2)	$437,400	$437,400	$412,891	$412,891
Long-term debt (3)	$7,006,714	$7,076,485	$7,278,827	$7,678,210

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

Note 23.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds"). Reflected in our Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017 are Jefferies Group's equity investments in Private Equity Related Funds of $33.9 million and $23.7 million, respectively. Net gains (losses) aggregating $3.0 million and $(8.1) million for the three months ended June 30, 2018 and 2017, respectively, and $10.0 million and $(9.4) million for the six months ended June 30, 2018 and 2017, respectively, were recorded in Other revenues related to the Private Equity Related Funds. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 8 and 20.

Berkadia Commercial Mortgage, LLC.  At June 30, 2018 and December 31, 2017, Jefferies Group has commitments to purchase $795.2 million and $864.1 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies Group entered into OTC foreign exchange contracts with FXCM. In connection with these contracts, Jefferies Group had $13.7 million and $17.0 million at June 30, 2018 and December 31, 2017, respectively, included in Payables, expense accruals and other liabilities and $0.4 million at June 30, 2018 in Trading liabilities at fair value in our Consolidated Statements of Financial Condition.

Officers, Directors and Employees.  We have $42.9 million and $45.6 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at June 30, 2018 and December 31, 2017, respectively.

Receivables from and payables to customers include balances arising from officers, directors and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

HomeFed.  During 2014, we sold to HomeFed substantially all of our then-owned real estate properties and operations as well as cash of approximately $14.0 million, in exchange for 7,500,000 newly issued unregistered HomeFed common shares. As discussed in Note 9, as a result of a 1998 distribution to all of our shareholders, approximately 5% of HomeFed is beneficially owned by our Chairman at June 30, 2018. Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed’s Chairman, and our President.

See Note 9 for information on transactions with Jefferies Finance.

Note 24.  Discontinued Operations and Assets Held for Sale

On June 5, 2018, we sold 48% of National Beef to Marfrig for $907.7 million in cash, reducing our ownership in National Beef to 31%. Marfrig has also acquired an additional 3% of National Beef from other equity owners and now owns 51% of National Beef. Jefferies will continue to designate two board members and have a series of other rights in respect of our continuing equity interest, with a lockup period of five years and thereafter fair market value liquidity protections. As of the closing of the sale on June 5, 2018, we have deconsolidated our investment in National Beef and account for our remaining interest under the equity method of accounting.

The sale of National Beef meets the GAAP criteria to be classified as a discontinued operation as the sale represents a strategic shift that has a major effect in our operations and financial results. As such, we have classified the results of National Beef prior to June 5, 2018 as a discontinued operation and reported those results in Income from discontinued operations, net of income tax provision in the Consolidated Statements of Operations.
A summary of the results of discontinued operations for National Beef is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018 (1)	2017	2018 (1)	2017
Revenues:
Beef processing services	$1,355,691	$1,874,495	$3,137,611	$3,433,518
Interest income	63	55	131	172
Other	959	969	4,329	3,285
Total revenues	1,356,713	1,875,519	3,142,071	3,436,975

Expenses:
Compensation and benefits	7,207	9,832	17,414	19,144
Cost of sales	1,214,207	1,750,569	2,884,983	3,214,407
Interest expense	2,207	2,254	4,316	4,068
Depreciation and amortization	18,440	24,459	43,959	46,858
Selling, general and other expenses	6,435	9,980	14,291	16,970
Total expenses	1,248,496	1,797,094	2,964,963	3,301,447

Income from discontinued operations before income taxes	108,217	78,425	177,108	135,528
Income tax provision	31,111	24,435	47,045	37,366
Income from discontinued operations, net of income tax provision	$77,106	$53,990	$130,063	$98,162

(1) Discontinued operations for the three and six months ended June 30, 2018 include National Beef results through the June 5, 2018 transaction with Marfrig.

Net income attributable to the redeemable noncontrolling interests in the Consolidated Statements of Operations includes $22.7 million and $16.4 million for the three months ended June 30, 2018 and 2017, respectively, and $37.1 million and $28.5 million for the six months ended June 30, 2018 and 2017, respectively, related to National Beef's noncontrolling interests. Pre-tax income from discontinued operations attributable to Jefferies Financial Group Inc. common shareholders was $85.5 million and $62.0 million for the three months ended June 30, 2018 and 2017, respectively, and $140.0 million and $107.1 million for the six months ended June 30, 2018 and 2017, respectively.

As discussed above, we account for our retained 31% ownership of National Beef subsequent to the sale to Marfrig under the equity method. From June 5, 2018 through June 30, 2018, we recorded $24.4 million in Income (loss) related to associated companies from our 31% ownership in National Beef and we received distributions from National Beef of $13.1 million. The pre-tax income of 100% National Beef from June 5, 2018 through June 30, 2018 was $80.4 million.

During the three and six months ended June 30, 2018, we have also recorded a pre-tax gain on the National Beef transaction of $873.5 million ($643.9 million after-tax) which is reported in Gain on disposal of discontinued operations, net of income tax provision in the Consolidated Statements of Operations. Included in the $873.5 million pre-tax gain on the sale of National Beef is approximately $352.4 million related to the remeasurement of our retained 31% interest in National Beef to fair value. The

$592.3 million fair value of our retained 31% interest in National Beef was based on the implied equity value of 100% of National Beef from the transaction with Marfrig and is considered a Level 3 input. The transaction with Marfrig was based on a $1.9 billion equity valuation and a $2.3 billion enterprise valuation.
Assets Held for Sale

In April 2018, we entered into an agreement to sell 100% of our equity interests in Garcadia and our associated real estate to our current partners, the Garff family. At closing, we will receive $435 million in cash and $50 million in senior preferred equity of an entity that will own all of the automobile dealerships associated broadly with the Ken Garff Automotive Group, including all of the Garcadia dealerships. At or prior to closing, we will pay approximately $52 million to retire the mortgage debt on the real estate to be sold. This transaction is expected to close in the third quarter of 2018. The sale of Garcadia does not meet the GAAP criteria to be classified as a discontinued operation as it does not represent a strategic shift in our operations and financial results.

Assets held for sale at June 30, 2018, which relate to Garcadia, include Loans to and investments in associated companies of $177.2 million and Other assets of $72.6 million. Liabilities held for sale at June 30, 2018 were $52.4 million and are included in Payables, expense accruals and other liabilities.

Note 25.  Segment Information
Our operating segments consist of our consolidated businesses, which offer different products and services and are managed separately. Our reportable segments, based on qualitative and quantitative requirements, are Jefferies Group and Corporate. Jefferies Group is a global full-service, integrated securities and investment banking firm.
Corporate assets primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies Group's deferred tax asset), cash and cash equivalents. Corporate revenues primarily include interest income. We do not allocate Corporate revenues or overhead expenses to the operating units.
All other consists of our other financial services businesses and investments and our merchant banking businesses and investments. Our other financial services businesses and investments include the Leucadia Asset Management platform, Foursight Capital, and our investments in Berkadia, HomeFed and FXCM. Our merchant banking businesses and investments primarily includes Vitesse Energy Finance, JETX Energy, Idaho Timber and our investments in HRG, National Beef, Garcadia, Linkem and Golden Queen. As a result of the announced transactions and operating strategy, we have made changes to the corporate segment to reflect the way we currently manage our business, and have reclassified the prior periods to conform to current presentation.
As discussed further in Notes 1 and 24, on June 5, 2018, we sold 48% of National Beef to Marfrig and deconsolidated our investment in National Beef. Results prior to June 5, 2018 are classified in discontinued operations and are not included in the table below. Our retained 31% interest in National Beef is accounted for under the equity method and results subsequent to the June 5, 2018 closing are included in All other in the table below.

Certain information concerning our segments is presented in the following table. Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired. As discussed above, Jefferies Group is reflected in our consolidated financial statements utilizing a one month lag.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net revenues:
Reportable Segments:
Jefferies Group	$823,742	$781,672	$1,644,661	$1,579,058
Corporate	2,994	1,236	6,061	2,342
Total net revenues related to reportable segments	826,736	782,908	1,650,722	1,581,400
All other (1)	84,423	73,953	155,872	581,987
Total consolidated net revenues	$911,159	$856,861	$1,806,594	$2,163,387

Income (loss) from continuing operations before income taxes:
Reportable Segments:
Jefferies Group	$125,038	$122,712	$250,768	$254,982
Corporate	(20,199)	(18,838)	(41,145)	(40,505)
Income from continuing operations before income taxes related to reportable segments	104,839	103,874	209,623	214,477
All other (1)	(52,574)	(42,883)	(104,849)	202,238
Parent Company interest	(14,750)	(14,734)	(29,496)	(29,464)
Total consolidated income from continuing operations before income taxes	$37,515	$46,257	$75,278	$387,251

Depreciation and amortization expenses:
Reportable Segments:
Jefferies Group	$17,288	$15,348	$33,654	$30,949
Corporate	877	867	1,747	1,734
Total depreciation and amortization expenses related to reportable segments	18,165	16,215	35,401	32,683
All other	13,740	10,043	24,664	20,686
Total consolidated depreciation and amortization expenses	$31,905	$26,258	$60,065	$53,369

(1)
All other Net revenues and Income from continuing operations before income taxes include realized and unrealized gains (losses) relating to our investment in FXCM of $6.5 million and $(0.3) million, respectively, for the three months ended June 30, 2018; $15.1 million and $0.0 million, respectively, for the six months ended June 30, 2018; $4.4 million and $(7.7) million, respectively, for the three months ended June 30, 2017; and $15.3 million and $(146.7) million, respectively, for the six months ended June 30, 2017.

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended June 30, 2018 and 2017, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($14.8 million and $14.7 million, respectively) and all other ($9.5 million and $10.8 million, respectively). For the six months ended June 30, 2018 and 2017, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($29.5 million and $29.5 million, respectively) and all other ($16.3 million and $21.7 million, respectively).

Conwed Plastics ("Conwed") was our consolidated subsidiary that manufactured and marketed lightweight plastic netting. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. We recognized a $178.2 million pre-tax gain on the sale of Conwed in Other revenues primarily during the six months ended June 30, 2017. The gain on the sale of Conwed is included within All other above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report may contain forward-looking statements. See "Cautionary Statement for Forward-Looking Information" below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our businesses included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 10-K").

Results of Operations
We are a diversified financial services company engaged in investment banking and capital markets, merchant banking, and the early stages of building an alternative asset management platform. During the second quarter, we closed two previously announced transactions that impact our results for the three and six months ended June 30, 2018. These include the sale of 48% of National Beef in June 2018, reducing our ownership to 31%. We have deconsolidated National Beef and are accounting for our remaining investment as an equity method investment within the Merchant Banking portfolio. Vitesse Energy Finance also acquired a package of non-operated Bakken assets for $190 million in April 2018, of which approximately $144 million was funded as equity. In addition, we agreed to sell 100% of our equity interest in Garcadia, which we expect to close during the third quarter.

Results for the three months ended June 30, 2018 include the pre-tax gain of $873.5 million, or $643.9 million net of tax expense, from the National Beef transaction. This gain is reflected in our results as a gain on disposal of discontinued operations. Our share of the results of National Beef prior to the transaction have also been reflected as discontinued operations, including prior year amounts. Our pre-tax income from continuing and discontinued operations was $1.02 billion for the three months ended June 30, 2018, significantly higher than $124.7 million for the same period last year as a result of this gain. Income from continuing operations before income taxes was $37.5 million for the three months ended June 30, 2018, in comparison to $46.3 million for the same period in 2017. Income from continuing operations compared to last year reflects another strong quarter from Jefferies Group, continued momentum in Berkadia's debt origination and investment sales, favorable margins at Idaho Timber and income from assets held at fair value, offset by a mark-to-market write-down on our investment in HRG during the second quarter.

Results for the six months ended June 30, 2018 also include the gain from the National Beef transaction. Our pre-tax income from continuing and discontinued operations was $1.13 billion for the six months ended June 30, 2018, significantly higher than $522.8 million in the same period last year. The six months ended June 30, 2017 include a pre-tax gain on the sale of Conwed of $178.2 million. Income from continuing operations before income taxes was $75.3 million for the six months ended June 30, 2018. Excluding the gain on the sale of Conwed, this compares to $209.1 million for the same period last year. A number of items impacted comparability with last year, including a $130.2 million impairment loss related to FXCM, recorded in the first quarter of last year, which did not recur in 2018, and a mark-to-market increase in the value of our investment in HRG during the first six months of 2017, in comparison to a write-down during 2018. The six months ended June 30, 2018, was also impacted by a net loss at Leucadia Asset Management and continued strong performance by Berkadia.

A summary of results for the three months ended June 30, 2018 is as follows (in thousands):

	Financial Services
	Jefferies Group	Other Financial Services	Merchant Banking Portfolio	Corporate	Parent Company Interest	Total
Net revenues	$823,742	$35,770	$48,653	$2,994	$—	$911,159

Expenses:
Compensation and benefits	444,094	9,320	10,782	14,319	—	478,515
Cost of sales	—	—	90,690	—	—	90,690
Floor brokerage and clearing fees	45,046	—	—	—	—	45,046
Interest expense	—	7,874	1,655	—	14,750	24,279
Depreciation and amortization	17,288	1,624	12,116	877	—	31,905
Selling, general and other expenses	192,276	15,297	20,992	7,997	—	236,562
Total expenses	698,704	34,115	136,235	23,193	14,750	906,997
Income (loss) from continuing operations before income taxes and income related to associated companies	125,038	1,655	(87,582)	(20,199)	(14,750)	4,162
Income related to associated companies	—	11,657	21,696	—	—	33,353
Income (loss) from continuing operations before income taxes	$125,038	$13,312	$(65,886)	$(20,199)	$(14,750)	37,515
Income tax provision from continuing operations						9,598
Income from discontinued operations, net of income tax provision						77,106
Gain on disposal of discontinued operations, net of income tax provision						643,921
Net income						$748,944

A summary of results for the six months ended June 30, 2018 is as follows (in thousands):

	Financial Services
	Jefferies Group	Other Financial Services	Merchant Banking Portfolio	Corporate	Parent Company Interest	Total
Net revenues	$1,644,661	$7,840	$148,032	$6,061	$—	$1,806,594

Expenses:
Compensation and benefits	898,854	19,962	20,084	29,274	—	968,174
Cost of sales	—	—	172,625	—	—	172,625
Floor brokerage and clearing fees	87,222	—	—	—	—	87,222
Interest expense	—	13,644	2,637	—	29,496	45,777
Depreciation and amortization	33,654	3,458	21,206	1,747	—	60,065
Selling, general and other expenses	374,163	38,073	34,485	16,185	—	462,906
Total expenses	1,393,893	75,137	251,037	47,206	29,496	1,796,769
Income (loss) from continuing operations before income taxes and income related to associated companies	250,768	(67,297)	(103,005)	(41,145)	(29,496)	9,825
Income related to associated companies	—	41,702	23,751	—	—	65,453
Income (loss) from continuing operations before income taxes	$250,768	$(25,595)	$(79,254)	$(41,145)	$(29,496)	75,278
Income tax (benefit) from continuing operations						(38,831)
Income from discontinued operations, net of income tax provision						130,063
Gain on disposal of discontinued operations, net of income tax provision						643,921
Net income						$888,093

A summary of results for the three months ended June 30, 2017 is as follows (in thousands):

	Financial Services
	Jefferies Group	Other Financial Services	Merchant Banking Portfolio	Corporate	Parent Company Interest	Total
Net revenues	$781,672	$45,054	$28,899	$1,236	$—	$856,861

Expenses:
Compensation and benefits	450,522	8,893	10,459	11,013	—	480,887
Cost of sales	—	—	69,982	—	—	69,982
Floor brokerage and clearing fees	44,435	—	—	—	—	44,435
Interest expense	—	4,691	6,155	—	14,734	25,580
Depreciation and amortization	15,348	2,472	7,571	867	—	26,258
Selling, general and other expenses	148,655	9,530	11,187	8,194	—	177,566
Total expenses	658,960	25,586	105,354	20,074	14,734	824,708
Income (loss) from continuing operations before income taxes and income related to associated companies	122,712	19,468	(76,455)	(18,838)	(14,734)	32,153
Income related to associated companies	—	13,555	549	—	—	14,104
Income (loss) from continuing operations before income taxes	$122,712	$33,023	$(75,906)	$(18,838)	$(14,734)	46,257
Income tax provision from continuing operations						26,185
Income from discontinued operations, net of income tax provision						53,990
Net income						$74,062

A summary of results for the six months ended June 30, 2017 is as follows (in thousands):

	Financial Services
	Jefferies Group	Other Financial Services	Merchant Banking Portfolio	Corporate	Parent Company Interest	Total
Net revenues	$1,579,058	$86,542	$495,445	$2,342	$—	$2,163,387

Expenses:
Compensation and benefits	911,194	17,176	22,325	24,207	—	974,902
Cost of sales	—	—	139,238	—	—	139,238
Floor brokerage and clearing fees	90,293	—	—	—	—	90,293
Interest expense	—	8,864	12,822	—	29,464	51,150
Depreciation and amortization	30,949	5,191	15,495	1,734	—	53,369
Selling, general and other expenses	291,640	20,700	23,468	16,906	—	352,714
Total expenses	1,324,076	51,931	213,348	42,847	29,464	1,661,666
Income (loss) from continuing operations before income taxes and income (loss) related to associated companies	254,982	34,611	282,097	(40,505)	(29,464)	501,721
Income (loss) related to associated companies	—	(118,957)	4,487	—	—	(114,470)
Income (loss) from continuing operations before income taxes	$254,982	$(84,346)	$286,584	$(40,505)	$(29,464)	387,251
Income tax provision from continuing operations						117,428
Income from discontinued operations, net of income tax provision						98,162
Net income						$367,985

Jefferies Group

Jefferies Group is reflected in our consolidated financial statements and disclosures utilizing a one month lag; Jefferies Group's fiscal year ends on November 30 and its fiscal quarters end one month prior to our reporting periods. A summary of results of operations for Jefferies Group is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$823,742	$781,672	$1,644,661	$1,579,058

Expenses:
Compensation and benefits	444,094	450,522	898,854	911,194
Floor brokerage and clearing fees	45,046	44,435	87,222	90,293
Depreciation and amortization	17,288	15,348	33,654	30,949
Selling, general and other expenses	192,276	148,655	374,163	291,640
Total expenses	698,704	658,960	1,393,893	1,324,076

Income from continuing operations before income taxes	$125,038	$122,712	$250,768	$254,982

Jefferies Group comprises many business units, with many interactions and much integration among them. Business activities include the sales, trading, origination and advisory effort for various equity, fixed income, commodities, foreign exchange and advisory services. Jefferies Group's business, by its nature, does not produce predictable or necessarily recurring revenues or earnings. Jefferies Group's results in any given period can be materially affected by conditions in global financial markets, economic conditions generally, and its own activities and positions.

Revenues by Source

Net revenues presented for Jefferies Group's equities and fixed income businesses include allocations of interest income and interest expense as it assesses the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.

In connection with the adoption of the new revenue standard in the first quarter of 2018, Jefferies Group has made changes to the presentation of its "Revenues by Source" to better align the manner in which we describe and present the results of Jefferies Group's performance with the manner in which it manages its business activities and serves its clients. We believe that the reorganization of Jefferies Group's revenue reporting will enable us to describe the business mix more clearly and provide greater transparency in the communication of Jefferies Group's results. Additionally, the results of the investment banking business now include a new subcategory "Other investment banking", which contains Jefferies Group's share of net earnings from its corporate lending joint venture, Jefferies Finance LLC ("Jefferies Finance"), as well as any gains and losses from any securities or loans received or acquired in connection with its investment banking efforts. Previously reported results are presented on a comparable basis in the tables below.

The following is a description of the changes that have been made:

•
Equities revenues now represent the activities of Jefferies Group's core equities sales and trading, securities finance, prime brokerage and wealth management businesses. Revenues from other activities previously presented within the Equities business have been disaggregated as follows:

◦
Jefferies Group's share of net earnings from its Jefferies Finance joint venture, as well as any revenues from securities and loans received or acquired in connection with its investment banking efforts, are now presented as part of Jefferies Group's investment banking business.

◦
Jefferies Group's share of net earnings from its historic Jefferies LoanCore LLC ("Jefferies LoanCore") joint venture is presented as part of its fixed income business through its sale in October 2017.

◦
Revenues related to Jefferies Group's principal investments in certain private equity funds and hedge funds managed by third parties or related parties, investments in strategic ventures (including KCG Holdings, Inc. ("KCG") through its sale in July 2017), certain other securities owned, and investments held as part of obligations under employee benefit plans, including deferred compensation arrangements, are now presented as part of its other business.

◦	Revenue related to Jefferies Group's capital invested in asset management funds that are managed by Jefferies Group is now presented within Jefferies Group's asset management business.

•
Revenues from Jefferies Group's legacy Futures business and revenues associated with structured notes issued by Jefferies Group are now presented as part of its other business. Additionally, revenues derived from securities or loans received or acquired in connection with Jefferies Group's investment banking efforts are now presented as part of investment banking revenues.

•	Revenues from principal investments in certain private equity and asset management funds managed by related parties, are now presented as part of its other business.

The changes to the manner in which we describe and disclose the performance of Jefferies Group's business activities has no effect on its historical consolidated results of operation. The composition of Jefferies Group's net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and its own performance.

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Equities	$175,059	$174,937	$330,758	$331,402
Fixed income	120,621	157,158	333,543	379,122
Total sales and trading	295,680	332,095	664,301	710,524

Equity	107,553	74,902	187,393	136,468
Debt	175,762	125,847	344,756	288,475
Capital markets	283,315	200,749	532,149	424,943
Advisory	216,982	151,114	408,139	334,941
Other investment banking	6,390	3,959	105	8,022
Total investment banking	506,687	355,822	940,393	767,906
Other	3,988	92,951	13,754	86,873
Total capital markets	806,355	780,868	1,618,448	1,565,303

Asset Management	17,387	804	26,213	13,755

Total net revenues	$823,742	$781,672	$1,644,661	$1,579,058

Equities Net Revenues

Equities are comprised of net revenues from:

•	services provided to Jefferies Group's clients from which it earns commissions or spread revenue by executing, settling and clearing transactions for clients;

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which includes providing clients access to all of its institutional execution capabilities.

Equities net revenues during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, improved across certain of Jefferies Group's core global equities sales and trading business, offset by losses in certain block positions. The increase in its core global equities sales and trading business was primarily driven by higher revenues in its equity derivatives, electronic trading and convertibles businesses, primarily due to higher equity volatility, overall improved market trading volumes and an increase in commissions. This was partially offset by a decrease in the U.S. and European cash equities businesses, primarily due to lower customer activity. The securities finance business saw a decline as compared to the prior year quarter, driven by decreased trading revenues. Equities posted record quarterly revenues across the overall sales and trading business, as well as across several core businesses, including its equity derivatives, global electronic trading, European securities finance, and prime brokerage businesses.

Equities net revenues during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, improved across Jefferies Group's core global equities sales and trading business, offset by losses in certain block positions. The increase in its core global equities sales and trading business was primarily driven by higher revenues in its equity derivatives, electronic trading, convertibles, and Asian cash equities businesses, primarily due to higher equity volatility, overall improved market trading volumes and an increase in commissions. This was partially offset by a decrease in the U.S. and European cash equities businesses, primarily due to lower customer activity. European revenues were also lower as a result of the delay in advisory payments and the impact of unbundling due to the Market in Financial Instruments Directive ("MiFID II") regulation. The securities finance business saw a decline as compared with the prior year period, driven by decreased trading revenues.

Fixed Income Net Revenues

Fixed income is comprised of net revenues from:

•	executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans;

•	foreign exchange execution on behalf of clients; and

•	interest rate derivatives and credit derivatives (used primarily for hedging activities).

Fixed income net revenues during the three months ended June 30, 2018 decreased $36.5 million as compared to the three months ended June 30, 2017, as the uncertainty surrounding the direction of central bank policy and global interest rates reduced market activity and trading volumes. Revenues in Jefferies Group's global investment grade corporates businesses declined due to lower volatility and reduced supply resulting in lower trading activity, particularly in the beginning of the quarter. Revenues in the municipals businesses were down on lower secondary trading activity consistent with lower new issuance activity and an overhang of excess dealer inventory at the beginning of the period, which dampened the market.

Results in Jefferies Group's securitized markets groups were down as results from CLO secondary trading activity were lower as the business focused on primary issuance, which increased as compared to the prior year quarter and is reflected in the investment banking results, while most of the other securitized markets businesses improved on increased activity and market share. The performance of the leveraged credit business continued to improve as Jefferies Group further repositioned its secondary trading businesses. Results improved in the global emerging markets sales and trading business as Jefferies Group has continued to expand its European franchise resulting in increased market share.

The prior year quarter also included revenues from Jefferies Group's share of Jefferies LoanCore, which was sold in October 2017, as well as revenues from non-core fixed income products that have now been deemphasized.

Fixed income net revenues during the six months ended June 30, 2018 decreased $45.6 million as compared to the six months ended June 30, 2017, primarily due to soft market conditions in the beginning of the second quarter. This is compared to performance in the first quarter of 2017, which was bolstered by robust trading activity following the 2016 U.S. presidential election.

Global rates revenues in the six months ended June 30, 2018 declined as the opportunities from volatility from the U.S. presidential election and European election cycles, primarily in the first quarter of 2017, were not replicated in the current year period. Revenues declined in the global investment grade corporates business due to decreased trading activity and increased competition as market participants crowded into limited trading opportunities. Revenues in the municipal securities business were lower as activity declined meaningfully after changes in tax legislation, as compared to favorable performance in the first half of 2017.

Revenues in the U.S. securitized markets group were significantly improved, primarily as Jefferies Group was more profitable in its agency products as more favorable trading conditions prevailed. Additionally, increased securitization activity contributed to the period’s results. Revenues in the leveraged credit business were strong, as Jefferies Group increased its market share in high yield, leveraged loan and distressed products.

The six months ended June 30, 2017 also included revenues from Jefferies Group's share of Jefferies LoanCore, which was sold in October 2017, as well as revenues from non-core fixed income products that have now been deemphasized.

Investment Banking Revenues

Investment banking is comprised of revenues from:

•
capital markets services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities and loan syndication;

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•	Jefferies Group's share of net earnings from its corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with Jefferies Group's investment banking activities.

Total investment banking revenues were $506.7 million for the three months ended June 30, 2018, 42.4% higher than the three months ended June 30, 2017, led by strong growth in the mergers and acquisition, leveraged finance and equity capital markets businesses. The results in the quarter also include an increase of $32.3 million in investment banking net revenues as a result of the new revenue standard.

Capital markets revenues for the three months ended June 30, 2018 increased 41.1% from the prior year quarter. Advisory revenues for the three months ended June 30, 2018 increased 43.6% compared to the prior year quarter.

From equity and debt capital raising activities, Jefferies Group generated $107.6 million and $175.8 million in revenues, respectively, for the three months ended June 30, 2018. During the three months ended June 30, 2018, Jefferies Group completed 218 public and private debt financings that raised $68.6 billion in aggregate and Jefferies Group completed 48 public and private equity and convertible offerings that raised $13.5 billion (46 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $217.0 million, including revenues from 46 merger and acquisition transactions and three restructuring and recapitalization transactions with an aggregate transaction value of $31.0 billion.

Investment banking revenues were $355.8 million for the three months ended June 30, 2017. From equity and debt capital raising activities, Jefferies Group generated $74.9 million and $125.8 million in revenues, respectively. During the three months ended June 30, 2017, Jefferies Group completed 238 public and private debt financings that raised $66.9 billion in aggregate and Jefferies

Group completed 51 public equity and private equity and convertible offerings that raised $13.9 billion (48 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $151.1 million, including revenues from 33 merger and acquisition transactions and two restructuring and recapitalization transactions with an aggregate transaction value of $36.9 billion.

Total investment banking revenues were $940.4 million for the six months ended June 30, 2018, 22.5% higher than the six months ended June 30, 2017. This increase primarily reflects higher advisory and capital markets revenues, resulting from continued strength in Jefferies Group's mergers and acquisitions business and strong equity issuance in its life science business. Results also include an increase of $64.8 million in investment banking net revenues as a result of the new revenue standard and strong equity and debt issuance activity in the healthcare and energy sectors and continued strength in our mergers and acquisitions business.

Capital markets revenues for the six months ended June 30, 2018 increased 25.2% from the prior year period. Advisory revenues for the six months ended June 30, 2018 increased 21.9% compared to the prior year period. Other investment banking revenues were $0.1 million for the six months ended June 30, 2018 compared with revenues of $8.0 million in the prior year period.

From equity and debt capital raising activities, Jefferies Group generated $187.4 million and $344.8 million in revenues, respectively, for the six months ended June 30, 2018. During the six months ended June 30, 2018, Jefferies Group completed 463 public and private debt financings that raised $136.6 billion in aggregate and Jefferies Group completed 85 public and private equity and convertible offerings that raised $20.3 billion (82 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $408.1 million, including revenues from 81 merger and acquisition transactions and nine restructuring and recapitalization transactions with an aggregate transaction value of $93.8 billion.

Investment banking revenues were $767.9 million for the six months ended June 30, 2017. From equity and debt capital raising activities, Jefferies Group generated $136.5 million and $288.5 million in revenues, respectively. During the six months ended June 30, 2017, Jefferies Group completed 436 public and private debt financings that raised $118.9 billion in aggregate and Jefferies Group completed 91 public equity and private equity and convertible offerings that raised $34.4 billion (85 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $334.9 million, including revenues from 71 merger and acquisition transactions and six restructuring and recapitalization transactions with an aggregate transaction value of $77.1 billion.

Other Net Revenues

Other net revenues are comprised of revenues from:
• principal investments in private equity and hedge funds managed by third parties or related parties;
• strategic investments other than Jefferies Finance (such as KCG through its sale in July 2017);
• investments held as part of employee benefit plans, including deferred compensation plans;
• structured note activities on behalf of the firm; and
• Jefferies Group's legacy Futures business.

Other net revenues totaled $4.0 million for the three months ended June 30, 2018, as compared with $93.0 million for the three months ended June 30, 2017, as results in the prior year quarter included a net gain of $95.8 million from Jefferies Group's investment in KCG, which was sold in July 2017, partially offset by foreign currency gains.

Other net revenues totaled $13.8 million for the six months ended June 30, 2018, as compared with $86.9 million for the six months ended June 30, 2017, as results in the prior year period included a net gain of $91.2 million from Jefferies Group's investment in KCG, which was sold in July 2017, partially offset by foreign currency gains.

Asset Management Net Revenues

Asset management revenues include the following:
• management and performance fees from funds and accounts managed by Jefferies Group; and
• investment income from capital invested in and managed by Jefferies Group's asset management business.

Asset management fees revenues were $17.4 million for the three months ended June 30, 2018, as compared with $0.8 million for the three months ended June 30, 2017. Asset management fees revenues were $26.2 million for the six months ended June 30, 2018, as compared with $13.8 million for the six months ended June 30, 2017.The key components of asset management revenues are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate Jefferies Group's investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets.

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
Included in Compensation and benefits expense are share-based amortization expense for senior executive awards granted in February 2016, January 2017 and January 2018, cash-based amortization expense for senior executive awards granted in January 2018, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting, all of which are being amortized over their respective future service periods. In addition, the senior executive awards contain market and performance conditions. Compensation expense related to the amortization of share-based and cash-based awards amounted to $61.9 million and $67.3 million for the three months ended June 30, 2018 and 2017, respectively, and $137.6 million and $134.8 million for the six months ended June 30, 2018 and 2017, respectively. Compensation and benefits as a percentage of Net revenues was 53.9% and 57.6% for the three months ended June 30, 2018 and 2017, respectively, and 54.7% and 57.7% for the six months ended June 30, 2018 and 2017, respectively.

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
The increase in non-compensation expenses during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 was essentially due to an increase in business development expenses and underwriting costs, as a result of applying the new revenue standard to results of operations for the three and six months ended June 30, 2018.

Other Financial Services

A summary of results for other financial services is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$35,770	$45,054	$7,840	$86,542

Expenses:
Compensation and benefits	9,320	8,893	19,962	17,176
Interest expense	7,874	4,691	13,644	8,864
Depreciation and amortization	1,624	2,472	3,458	5,191
Selling, general and other expenses	15,297	9,530	38,073	20,700
Total expenses	34,115	25,586	75,137	51,931

Income (loss) from continuing operations before income taxes and income (loss) related to associated companies	1,655	19,468	(67,297)	34,611
Income (loss) related to associated companies	11,657	13,555	41,702	(118,957)
Income (loss) from continuing operations before income taxes	$13,312	$33,023	$(25,595)	$(84,346)

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

Three Months Ended June 30, 2018

Net revenues for the three months ended June 30, 2018, declined $9.3 million from the three months ended June 30, 2017. The year-over-year decrease in revenues primarily reflects lower principal transactions revenues related to Leucadia Asset Management investments.

Income (loss) related to associated companies during the three months ended June 30, 2018 decreased by $1.9 million, reflecting strong results at Berkadia offset by losses at HomeFed. Income (loss) related to associated companies includes $25.5 million and $16.2 million attributable to Berkadia, $(7.2) million and $9.3 million attributable to HomeFed, and $(6.8) million and $(12.1) million attributable to our equity method investment in FXCM, for the three months ended June 30, 2018 and 2017, respectively.

Our income (loss) from continuing operations before income taxes for the three months ended June 30, 2018 decreased by $19.7 million in comparison to the same period last year, primarily related to a decline in income from Leucadia Asset Management as compared to the prior year. Pre-tax income (losses) related to our Leucadia Asset Management investments totaled $(5.5) million and $15.3 million for the three months ended June 30, 2018 and 2017, respectively. The largest portion of the current losses relate to costs associated with the pending merger of Folger Hill Asset Management with Schonfeld Strategic Advisors LLC.

Six Months Ended June 30, 2018

Net revenues for the six months ended June 30, 2018, declined $78.7 million from the six months ended June 30, 2017. The year-over-year decrease in revenues primarily reflects lower principal transactions revenues related to Leucadia Asset Management investments.

Income (loss) related to associated companies during the six months ended June 30, 2018, excluding the $130.2 million impairment loss related to our equity investment in FXCM in the first quarter of 2017, increased by $30.5 million, reflecting strong results at Berkadia. Income (loss) related to associated companies includes $51.7 million and $33.1 million attributable to Berkadia, $4.4 million and $9.7 million attributable to HomeFed, and $(15.0) million and $(162.0) million attributable to our equity method investment in FXCM, for the six months ended June 30, 2018 and 2017, respectively.

Our income (loss) from continuing operations before income taxes for the six months ended June 30, 2018 increased by $58.8 million in comparison to the same period last year, primarily related to a $130.2 million impairment loss related to our equity investment in FXCM in the first quarter of 2017, which did not recur in 2018. In addition, 2018 was impacted by a net loss at Leucadia Asset Management and continued strong performance by Berkadia. Pre-tax income (losses) related to our Leucadia Asset Management investments totaled $(82.4) million and $22.3 million for the six months ended June 30, 2018 and 2017, respectively. The loss in 2018 is primarily due to two strategies impacted by exceptional volatility during the first quarter.

Merchant Banking Portfolio

A summary of results for our merchant banking portfolio is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$48,653	$28,899	$148,032	$495,445

Expenses:
Compensation and benefits	10,782	10,459	20,084	22,325
Cost of sales	90,690	69,982	172,625	139,238
Interest expense	1,655	6,155	2,637	12,822
Depreciation and amortization	12,116	7,571	21,206	15,495
Selling, general and other expenses	20,992	11,187	34,485	23,468
Total expenses	136,235	105,354	251,037	213,348

Income (loss) from continuing operations before income taxes and income related to associated companies	(87,582)	(76,455)	(103,005)	282,097
Income related to associated companies	21,696	549	23,751	4,487
Income (loss) from continuing operations before income taxes	$(65,886)	$(75,906)	$(79,254)	$286,584

Our merchant banking portfolio includes our ownership of HRG shares, which is accounted for at fair value and impacts our results through mark-to-market adjustments reflected in net revenues, and the consolidated results of Vitesse Energy Finance and JETX Energy (oil and gas) and Idaho Timber (manufacturing). It also includes our equity investments in National Beef (beef processing), Garcadia (automobile dealerships), Linkem (fixed wireless broadband services in Italy) and Golden Queen (a gold and silver mining project).

Three Months Ended June 30, 2018

Net revenues for the three months ended June 30, 2018 increased $19.8 million in comparison to the same period during 2017. The increase reflects increased manufacturing revenues, increased revenues related to our oil and gas businesses, increased income of $37.1 million related to a trading asset which is held at fair value and increased income of $14.1 million from an investment in a managed fund, offset by the mark-to-market reduction of $158.4 million in the value of our HRG position during the second quarter of 2018, in comparison to a mark-to-market reduction of $75.0 million during the same quarter last year. We classify HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments through Principal transactions revenues.

For the three months ended June 30, 2018 and 2017, net revenues for manufacturing were $114.8 million and $79.7 million, respectively. Net revenues for manufacturing increased $35.1 million due to an increase in revenues at Idaho Timber.

Net revenues for the three months ended June 30, 2018 and 2017 for our oil and gas businesses were $44.7 million and $11.6 million, respectively. As discussed further in Note 3 to our consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Net unrealized gains (losses) of $(10.4) million and $1.7 million were recorded related to these derivatives during the three months ended June 30, 2018 and 2017, respectively. JETX revenues during the three months ended June 30, 2018 and 2017 were impacted by $17.9 million and $(3.3) million, respectively, of unrealized gains (losses) on a trading asset which is held at fair value.

For the three months ended June 30, 2018 and 2017, total expenses for manufacturing were $96.0 million and $73.3 million, respectively. The increase in total expense for manufacturing primarily relates to an increase of $20.7 million in cost of sales as a result of the increase in revenues. Total expenses for our oil and gas businesses were $28.6 million and $13.5 million during the three months ended June 30, 2018 and 2017, respectively.

Income related to associated companies primarily relates to our investments in National Beef (subsequent to June 5, 2018), Garcadia and Linkem. Income related to National Beef was $24.4 million for the period from June 5, 2018 through June 30, 2018. Income related to Garcadia was $9.6 million and $12.7 million for the three months ended June 30, 2018 and 2017, respectively. Losses related to Linkem were $5.3 million and $8.9 million for the three months ended June 30, 2018 and 2017, respectively.

Income (loss) from continuing operations before income taxes for three months ended June 30, 2018 includes a $158.4 million unrealized loss related to our investment in HRG offset partially by $18.8 million of pre-tax income from manufacturing, $16.2 million of pre-tax income from the oil and gas businesses, $33.4 million of income related to a trading asset which is held at fair value, $14.1 million of income from an investment in a managed fund and $21.7 million of income from associated companies. Income (loss) from continuing operations before income taxes for three months ended June 30, 2017 includes a $75.0 million unrealized loss related to our investment in HRG and pre-tax losses from the oil and gas businesses of $1.9 million, offset partially by $6.3 million of income from manufacturing and $0.5 million of income related to associated companies.

Six Months Ended June 30, 2018

Net revenues for the six months ended June 30, 2018, excluding the gain on the sale of Conwed of $178.2 million during 2017, decreased $169.2 million in comparison to the same period during 2017. The decrease is due to the mark-to-market reduction of $179.9 million in the value of our HRG position during the six months ended June 30, 2018, in comparison to a mark-to-market increase of $100.2 million during the same period last year. We classify HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments through Principal transactions revenues. This decrease was offset by increased manufacturing revenues, increased revenues related to our oil and gas businesses, increased income of $33.2 million related to a trading asset which is held at fair value and increased income of $12.2 million from an investment in a managed fund.

For the six months ended June 30, 2018 and 2017, net revenues for manufacturing were $213.1 million and $339.8 million (including the gain on the sale of Conwed of $178.2 million), respectively. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. Excluding the gain on the sale of Conwed, net revenues for manufacturing increased $51.6 million due primarily to an increase in revenues at Idaho Timber.

Net revenues for the six months ended June 30, 2018 and 2017 for our oil and gas businesses were $61.8 million and $14.8 million, respectively. As discussed further in Note 3 to our consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Net unrealized gains (losses) of $(14.1) million and $5.0 million were recorded related to these derivatives during the six months ended June 30, 2018 and 2017, respectively. JETX revenues during the six months ended June 30, 2018 and 2017 were impacted by $19.5 million and $(18.7) million, respectively, of unrealized gains (losses) on a trading asset which is held at fair value.

For the six months ended June 30, 2018 and 2017, total expenses for manufacturing were $181.9 million and $147.3 million, respectively. The increase in total expense for manufacturing primarily relates to an increase of $33.4 million in cost of sales as a result of the increase in revenues. Total expenses for our oil and gas businesses were $45.4 million and $27.3 million during the six months ended June 30, 2018 and 2017, respectively.

Income related to associated companies primarily relates to our investments in National Beef (subsequent to June 5, 2018), Garcadia and Linkem. Income related to National Beef was $24.4 million for the period from June 5, 2018 through June 30, 2018. Income related to Garcadia was $21.0 million and $26.0 million for the six months ended June 30, 2018 and 2017, respectively. Losses related to Linkem were $12.8 million and $17.0 million for the six months ended June 30, 2018 and 2017, respectively.

Income (loss) from continuing operations before income taxes for six months ended June 30, 2018 includes a $179.9 million unrealized loss related to our investment in HRG offset partially by $31.3 million of pre-tax income from manufacturing, $16.3 million from the oil and gas businesses, $33.2 million of income related to a trading asset which is held at fair value, $12.2 million of income from an investment in a managed fund and $23.8 million of income related to associated companies. Income (loss) from continuing operations before income taxes for six months ended June 30, 2017 includes $192.6 million from manufacturing, including the gain on the sale of Conwed of $178.2 million, $4.5 million of income related to associated companies and $100.2 million related to our investment in HRG, offset partially by pre-tax losses from the oil and gas production and development businesses of $12.5 million.

In April 2018, we entered into an agreement to sell 100% of our equity interests in Garcadia and our associated real estate to our current partners, the Garff family. At closing, we will receive $435 million in cash and $50 million in senior preferred equity of an entity that will own all of the automobile dealerships associated broadly with the Ken Garff Automotive Group, including all the Garcadia dealerships. At or prior to closing, we will pay approximately $52 million to retire the mortgage debt on the real estate to be sold. This transaction is expected to close in the third quarter of 2018.

Corporate

A summary of results of operations for corporate is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$2,994	$1,236	$6,061	$2,342

Expenses:
Compensation and benefits	14,319	11,013	29,274	24,207
Depreciation and amortization	877	867	1,747	1,734
Selling, general and other expenses	7,997	8,194	16,185	16,906
Total expenses	23,193	20,074	47,206	42,847

Loss from continuing operations before income taxes and income (loss) related to associated companies	$(20,199)	$(18,838)	$(41,145)	$(40,505)

For the three months ended June 30, 2018 and 2017, corporate compensation and benefits includes incentive bonus expense of $4.3 million and $2.1 million, respectively and share-based compensation expense of $6.1 million and $4.7 million, respectively.
For the six months ended June 30, 2018 and 2017, corporate compensation and benefits includes incentive bonus expense of $8.6 million and $6.3 million, respectively and share-based compensation expense of $12.0 million and $8.9 million, respectively.

Parent Company Interest

Parent company interest expense totaled $14.8 million and $14.7 million for the three months ended June 30, 2018 and 2017, respectively, and $29.5 million for both the six months ended June 30, 2018 and 2017.

Income Taxes

For the three and six months ended June 30, 2018, our provision (benefit) for income taxes from continuing operations were $9.6 million and $(38.8) million, respectively, representing an effective tax rate of 25.6% and (51.6)%, respectively. Our provision for income taxes for the six months ended June 30, 2018 was reduced by a $43.9 million benefit resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryforwards ("NOLs") which we now believe are more likely than not to be utilized before they expire. This benefit reduced our effective tax rate for the six months ended June 30, 2018 by approximately 58.3%.

For the three and six months ended June 30, 2017, our provisions for income taxes from continuing operations were $26.2 million and $117.4 million, respectively, representing an effective tax rate of 56.6% and 30.3%, respectively. Our provisions for income taxes for the three and six months ended June 30, 2017 include a $9.0 million charge resulting from the revaluation of our deferred tax asset to take into account then enacted New York State and City tax legislation. The legislation will reduce the income apportioned to these jurisdictions in the future thereby reducing our effective rate. This charge increased our effective tax rates for the three and six months ended June 30, 2017 by approximately 19.5% and 2.3%, respectively. Our provision for income taxes for the six months ended June 30, 2017 was also reduced by a $31.9 million benefit resulting from the repatriation of Jefferies Group's earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits. This benefit reduced our effective tax rate for the six months ended June 30, 2017 by approximately 8.2%.

Discontinued Operations

On June 5, 2018, we sold 48% of National Beef to Marfrig for $907.7 million in cash, reducing our ownership in National Beef to 31%. The sale of National Beef meets the GAAP criteria to be classified as a discontinued operation as the sale represents a strategic shift in our operations and financial results. As such, we have classified the results of National Beef prior to June 5, 2018 as a discontinued operation and it is reported in Income from discontinued operations, net of income tax provision in the Consolidated Statements of Operations. In addition, we recognized a pre-tax gain as a result of the transaction of $873.5 million ($643.9 million after-tax) for the three and six months ended June 30, 2018, which has been recognized as Gain on disposal of discontinued operations, net of income tax provision in our Consolidated Statements of Operations.

A summary of results of discontinued operations for National Beef is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018 (1)	2017	2018 (1)	2017
Net revenues	$1,356,713	$1,875,519	$3,142,071	$3,436,975

Expenses:
Compensation and benefits	7,207	9,832	17,414	19,144
Cost of sales	1,214,207	1,750,569	2,884,983	3,214,407
Interest expense	2,207	2,254	4,316	4,068
Depreciation and amortization	18,440	24,459	43,959	46,858
Selling, general and other expenses	6,435	9,980	14,291	16,970
Total expenses	1,248,496	1,797,094	2,964,963	3,301,447

Income from discontinued operations before income taxes	108,217	78,425	177,108	135,528
Income tax provision	31,111	24,435	47,045	37,366
Income from discontinued operations, net of income tax provision	$77,106	$53,990	$130,063	$98,162

(1) Discontinued operations for the three and six months ended June 30, 2018 include National Beef results through the June 5, 2018 transaction with Marfrig.

National Beef’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products, coupled with its overall volume. National Beef operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. National Beef’s profitability typically fluctuates seasonally, with relatively higher margins in the spring and summer months and during times of ample cattle availability. Throughout 2018, demand for beef and cattle supply remained strong, supporting favorable margin conditions.

Selected Balance Sheet Data

In addition to preparing our Consolidated Statements of Financial Condition in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we also review the tangible capital associated with each of our businesses and investments, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that this information is useful to investors as it allows them to view our businesses and investments through the eyes of management while facilitating a comparison across historical periods. We define tangible capital as Total Jefferies Financial Group Inc. shareholders' equity less Intangible assets, net and goodwill. As a result of the announced transactions and operating strategy, we have made changes to the corporate segment to reflect the way we currently manage our business, and have reclassified the December 31, 2017 balances to conform to current year presentation.

The tables below reconcile tangible capital to our GAAP balance sheet (in thousands):

	June 30, 2018
	Financial Services
	Jefferies Group	Other Financial Services	Merchant Banking Portfolio	Corporate	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$4,549,214	$21,082	$39,265	$131,496	$—	$4,741,057
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	709,646	—	—	—	—	709,646
Financial instruments owned	15,705,657	1,518,820	1,094,515	1,242,475	—	19,561,467
Loans to and investments in associated companies	740,804	736,995	1,045,145	—	—	2,522,944
Securities borrowed	7,599,043	—	—	—	—	7,599,043
Securities purchased under agreements to resell	3,822,232	—	—	—	—	3,822,232
Receivables	4,831,168	921,017	99,623	24,581	—	5,876,389
Property, equipment and leasehold improvements, net	304,859	1,031	30,278	17,385	—	353,553
Intangible assets, net and goodwill	1,891,133	1,368	8,851	—	—	1,901,352
Deferred tax asset, net	273,926	—	—	263,137	—	537,063
Assets held for sale	—	—	249,825	—	—	249,825
Other assets	717,855	81,652	715,818	55,248	(43,346)	1,527,227
Total Assets	41,145,537	3,281,965	3,283,320	1,734,322	(43,346)	49,401,798

Liabilities
Long-term debt (1)	6,591,900	60,573	72,886	989,611	—	7,714,970
Other liabilities	28,948,512	1,776,831	132,064	166,074	(43,346)	30,980,135
Total liabilities	35,540,412	1,837,404	204,950	1,155,685	(43,346)	38,695,105

Redeemable noncontrolling interests	—	—	14,252	—	—	14,252
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	750	1,056	27,443	—	—	29,249
Total Jefferies Financial Group Inc. Shareholders' Equity	$5,604,375	$1,443,505	$3,036,675	$453,637	$—	$10,538,192

Reconciliation to Tangible Capital
Total Jefferies Financial Group Inc. shareholders' equity	$5,604,375	$1,443,505	$3,036,675	$453,637	$—	10,538,192
Less: Intangible assets, net and goodwill	(1,891,133)	(1,368)	(8,851)	—	—	(1,901,352)
Tangible Capital, a non-GAAP measure	$3,713,242	$1,442,137	$3,027,824	$453,637	$—	$8,636,840

(1)
Long-term debt within Other financial services businesses and investments of $60.6 million at June 30, 2018 includes $54.2 million for Foursight Capital and $6.4 million for Chrome Capital. Long-term debt within the Merchant banking portfolio of $72.9 million at June 30, 2018 relates to Vitesse Energy Finance.

	December 31, 2017
	Financial Services		Merchant Banking Portfolio
	Jefferies Group	Other Financial Services	National Beef	Other Merchant Banking	Corporate	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$5,164,492	$13,681	$18,516	$42,240	$36,551	$—	$5,275,480
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	578,014	—	—	—	—	—	578,014
Financial instruments owned	14,193,352	779,306	2,880	1,195,624	628,075	—	16,799,237
Loans to and investments in associated companies	682,790	715,892	—	668,147	—	—	2,066,829
Securities borrowed	7,721,803	—	—	—	—	—	7,721,803
Securities purchased under agreements to resell	3,689,559	—	—	—	—	—	3,689,559
Receivables	4,459,827	677,211	201,675	77,355	2,947	—	5,419,015
Property, equipment and leasehold improvements, net	297,750	2,681	401,148	29,927	18,897	—	750,403
Intangible assets, net and goodwill	1,899,093	1,561	554,541	7,985	—	—	2,463,180
Deferred tax asset, net	212,954	—	—	—	530,857	—	743,811
Other assets	676,098	79,993	281,779	612,713	81,515	(70,321)	1,661,777
Total Assets	39,575,732	2,270,325	1,460,539	2,633,991	1,298,842	(70,321)	47,169,108

Liabilities
Long-term debt (1)	6,416,844	187,478	199,221	93,219	989,021	—	7,885,783
Other liabilities	27,514,235	656,996	332,111	56,333	103,399	(70,321)	28,592,753
Total liabilities	33,931,079	844,474	531,332	149,552	1,092,420	(70,321)	36,478,536

Redeemable noncontrolling interests	—	—	412,128	14,465	—	—	426,593
Mandatorily redeemable convertible preferred shares	—	—	—	—	125,000	—	125,000
Noncontrolling interests	737	1,382	—	30,903	—	—	33,022
Total Jefferies Financial Group Inc. Shareholders' Equity	$5,643,916	$1,424,469	$517,079	$2,439,071	$81,422	$—	$10,105,957

Reconciliation to Tangible Capital
Total Jefferies Financial Group Inc. shareholders' equity	$5,643,916	$1,424,469	$517,079	$2,439,071	$81,422	$—	10,105,957
Less: Intangible assets, net and goodwill	(1,899,093)	(1,561)	(554,541)	(7,985)	—	—	(2,463,180)
Tangible Capital, a non-GAAP measure	$3,744,823	$1,422,908	$(37,462)	$2,431,086	$81,422	$—	$7,642,777

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

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	June 30, 2018	December 31, 2017
Financial Services:
Jefferies Group	$3,713,242	$3,744,823

Other Financial Services:
Leucadia Asset Management	528,487	571,264
Berkadia	243,763	210,594
HomeFed	346,319	310,264
FXCM	219,882	231,656
Foursight Capital and Chrome Capital	103,686	99,130
Total Other Financial Services	1,442,137	1,422,908

Merchant Banking Portfolio:
HRG	609,994	789,870
National Beef	603,541	(37,462)
Vitesse Energy Finance	475,680	315,829
JETX	117,849	100,792
Garcadia	197,369	199,541
Linkem	177,593	192,136
Idaho Timber	77,450	81,542
Golden Queen	83,125	74,480
Other merchant banking	685,223	676,896
Total Merchant Banking	3,027,824	2,393,624

Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt	453,637	81,422

Total Tangible Capital (1)	$8,636,840	$7,642,777

(1) Tangible Capital, a non-GAAP measure, is defined as Jefferies Financial Group Inc. shareholders' equity less Intangible assets, net and goodwill. See reconciliation of Tangible Capital to Jefferies Financial Group Inc. shareholders' equity in the tables above.

Below is a brief description of the captions in the table above:

Our Financial Services include:

•	Jefferies Group is our consolidated wholly-owned global full-service, integrated securities and investment banking firm.

•	Other Financial Services include:

◦	Leucadia Asset Management supports and develops focused alternative asset management businesses led by distinct management teams.

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

◦
Our investment in FXCM currently consists of a senior secured term loan due January 2019 ($70.4 million outstanding at June 30, 2018) and a 50% voting interest in FXCM and up to 75% of all distributions. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.

◦
Foursight Capital purchases automobile installment contracts originated by franchised and independent dealerships in conjunction with the sale of new and used automobiles and services these loans throughout the life cycle. Chrome Capital owns and manages a portfolio of leases on used Harley-Davidson motorcycles and is in the process of winding down. We consolidate both of these subsidiaries.

Our Merchant Banking portfolio includes:

◦
We own approximately 14% of Spectrum Brands Holdings, Inc. ("Spectrum Brands"), a publicly traded global consumer products company on the NYSE, and we reflect this investment at fair value based on quoted market prices. On July 13, 2018, HRG merged into its 62% owned subsidiary, Spectrum Brands. Our approximately 23% interest in HRG thereby converted into approximately 14% of Spectrum Brands outstanding shares.

◦
We own an approximate 31% interest in National Beef, which processes and markets fresh and chilled boxed beef, ground beef and beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. On June 5, 2018, we sold 48% of our interest in National Beef to Marfrig and deconsolidated our investment in National Beef. Our retained 31% interest is accounted for under the equity method.

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

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem’s common equity at June 30, 2018. Linkem provides residential broadband services using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem operates in Italy, which has few cable television systems and poor broadband alternatives. Linkem is accounted for under the equity method.

◦
Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products, including the following principal activities: remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4" radius-edge pine decking.

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

•
Corporate liquidity and other assets, net of Corporate liabilities, primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies Group's deferred tax asset), cash and cash equivalents, net of long-term debt, trade payables and accruals, as well as our outstanding mandatorily redeemable convertible preferred shares.

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

During the six months ended June 30, 2018, we received $545.0 million of distributions from our existing subsidiary businesses, including $351.0 million from Jefferies Group. We also received $1,109.0 million from divestitures and repayments of advances, primarily from the sale of 48% of National Beef. Proceeds from the sale of 48% of National Beef and total distributions received from National Beef for the six months ended June 30, 2018 were $1,171.8 million.
Our cash resources and investments that are easily convertible into cash within a relatively short period of time total $1,788.9 million at June 30, 2018, and are primarily comprised of cash, short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities. These are classified in our balance sheet as cash and cash equivalents, trading assets, available for sale securities and receivables.

Our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate cash overhead expenses, approximate $299 million on an annual basis. Dividends paid during the six months ended June 30, 2018 of $70.1 million include quarterly dividends of $0.10 per share. In July 2018, our Board of Directors declared a quarterly cash dividend equal to $0.125 per Jefferies common share, an increase of 25% from recent levels, payable on September 28, 2018 to record holders of Jefferies common shares on September 17, 2018. The payment of dividends is subject to the discretion of the Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant. Our recurring cash requirements typically do not include significant amounts for tax payments, as we have NOLs and other tax attributes which offset federal tax liabilities.
The parent company’s primary long-term cash requirement is to make principal payments on its long-term debt ($1.0 billion principal outstanding as of June 30, 2018), of which $750.0 million is due in 2023 and $250.0 million in 2043. We continue to use our available liquidity to make acquisitions of new businesses and other investments, additional contributions to existing businesses, and from time to time, repurchases of our outstanding common shares. The timing of these events is influenced by many factors and therefore cannot be predicted.

In April 2018, Vitesse Energy Finance acquired a package of non-operated Bakken assets from a private equity fund for $190 million in cash, of which approximately $144 million was funded as equity by Jefferies and the balance was drawn under Vitesse Energy Finance’s credit line. The assets purchased include interests in mineral rights associated with future oil and gas development, as well as interests in existing cash flows from producing wells through revenue sharing arrangements.

In May 2018, we expanded our asset management efforts by forming a strategic relationship with Weiss Multi-Strategy Advisers LLC. We invested $250.0 million in Weiss' strategy and will receive a profit share in the first year, and a revenue share thereafter.

In June 2018, we completed the sale of 48% of National Beef to Marfrig for approximately $907.7 million in cash, reducing our ownership in National Beef to 31%.

In April 2018, we entered into an agreement to sell 100% of our equity interests in Garcadia and our associated real estate to our current partners, the Garff family. At closing, we will receive $435 million in cash and $50 million in senior preferred equity of an entity that will own all of the automobile dealerships associated broadly with the Ken Garff Automotive Group, including all the Garcadia dealerships. At or prior to closing, we will pay approximately $52 million to retire the mortgage debt on the real estate to be sold. This transaction is expected to close in the third quarter of 2018.

Shares Outstanding

In November 2012, our Board of Directors had authorized the purchase of up to 25,000,000 common shares. Between 2012 and 2017 we bought 12,500,000 common shares under this authorization. In April 2018, the Board of Directors approved an increase to our share repurchase program to 25,000,000 common shares from the 12,500,000 million remaining under its prior authorization. During the six months ended June 30, 2018, we purchased a total of 24,084,080 of our common shares for $582.2 million (including $23.9 million which settled in July 2018) at an average price of $24.17 per share under this authorization. As of June 30, 2018, 915,920 common shares remained authorized for repurchase. In July 2018, the Board of Directors approved an increase to our share repurchase program of 25,000,000 common shares, bringing our total authorization to 25,915,920 common shares.

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

At June 30, 2018, we had outstanding 333,310,944 common shares and 20,510,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 353,820,944 outstanding common shares if all awards become outstanding common shares). The 20,510,000 share-based awards include the target number of shares under the senior executive award plan, which is more fully discussed in Note 15.

Credit Ratings

From time to time in the past, we have accessed public and private credit markets and raised capital in underwritten bond financings. In addition, the ratings of Jefferies are a factor considered by rating agencies that rate the debt of our subsidiary companies, including Jefferies Group, whose access to external financing is important to its day to day operations. Ratings issued by bond rating agencies, subject to change at any time, are as follows:

	Rating	Outlook
Moody’s Investors Service	Ba1	Positive
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB	Stable

We target specific concentration, leverage and liquidity principles, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.

Concentration Target: As a diversification measure, we limit cash investments such that our single largest investment does not exceed 20% of equity excluding Jefferies Group, and that our next largest investment does not exceed 10% of equity excluding Jefferies Group, in each case measured at the time the investment was made. On this basis, HRG is our largest investment excluding Jefferies Group and Vitesse Energy Finance is our next largest investment excluding Jefferies Group. National Beef is no longer considered our largest investment because we have received back cash in excess of our cumulative investments. There were no investments made during the year that approached 10% of equity excluding Jefferies Group.

Liquidity Target: We hold a liquidity reserve calculated as a minimum of twenty-four months of holding company expenses (excluding non-cash components), parent company interest, and dividends. Maturities of parent company debt within the upcoming year are also included in the target; however, our next maturity is during 2023 so there is no current inclusion.

Liquidity reserve (in thousands):	June 30, 2018
Minimum reserve under liquidity target	$597,241
Actual liquidity	$1,788,890

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies Group) assuming the loss of our two largest investments.

Leverage target (dollars in thousands):	June 30, 2018
Total Jefferies Financial Group Inc. shareholders' equity	$10,538,192
Less, investment in Jefferies Group	(5,604,375)
Equity excluding Jefferies Group	4,933,817
Less, our two largest investments:
National Beef	(603,541)
HRG, at cost	(475,600)
Equity in a stressed scenario	3,854,676
Less, net deferred tax asset excluding Jefferies Group's amount	(263,137)
Equity in a stressed scenario less net deferred tax asset	$3,591,539
Parent company debt (see Note 13 to our consolidated financial statements)	$989,611
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.26	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.28	x

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
Net cash of $524.1 million was used for operating activities and $473.5 million was provided by operating activities during the six months ended June 30, 2018 and 2017, respectively.

•
Jefferies Group used funds of $579.2 million and generated funds of $600.3 million during the six months ended June 30, 2018 and 2017, respectively. Included in these amounts are distributions received from associated companies of $1.9 million and $6.2 million during 2018 and 2017, respectively.

•
Within Other Financial Services, net cash of $55.7 million and $124.6 million, respectively, was used during the six months ended June 30, 2018 and 2017 to make additional investments in the Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $17.0 million during 2018 and $4.3 million during 2017. Cash used for operating activities also includes net cash used of $75.2 million during 2018 and $62.0 million during 2017 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•
Within our Merchant Banking portfolio, manufacturing generated funds of $31.2 million and $13.6 million during the six months ended June 30, 2018 and 2017, respectively. Cash of $13.6 million and $28.0 million was used to make additional investments in our trading portfolio during the six months ended June 30, 2018 and 2017, respectively. We received distributions from Garcadia, an associated company, of $22.4 million during 2018 and $22.4 million during 2017.

•
Net cash provided by operating activities of discontinued operations reflects funds generated by National Beef of $164.7 million and $77.6 million during the six months ended June 30, 2018 and 2017, respectively.

Net cash of $8.1 million and $195.8 million was provided by investing activities during the six months ended June 30, 2018 and 2017, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies Group include $36.1 million during 2018 and $39.9 million during 2017. Jefferies Group made loans to and investments in associated companies of $1,906.1 million during 2018 and $2,642.6 million during 2017. Jefferies Group received capital distributions and loan repayments from its associated companies of $1,873.0 million during 2018 and $2,579.7 million during 2017.

•
Within Other Financial Services, acquisitions of property, equipment and leasehold improvements, and other assets were $0.5 million during 2018 and $0.9 million during 2017. Collections on notes, loans and other receivables during 2018 and 2017 include $11.8 million and $50.8 million, respectively, related to FXCM. Loans to and investments in associated companies during 2017 include $31.3 million in HomeFed.

•
Within our Merchant Banking portfolio, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas businesses. They totaled $204.0 million during 2018 and $22.8 million during 2017. Proceeds from sale of subsidiary during 2017 relates to the sale of Conwed. Advances on notes, loans and other receivables during 2017 primarily relate to real estate projects in 54 Madison. Collections on notes, loans and other receivables during 2017 include $102.1 million related to real estate projects in 54 Madison. Loans to and investments in associated companies include $11.0 million to Golden Queen during 2018, and $32.0 million to Linkem and $35.4 million to 54 Madison, of which $19.9 million was contributed by noncontrolling interests, during 2017. We received capital distributions and loan repayments from associated companies of $13.1 million from National Beef, $2.6 million from Golden Queen, $7.9 million from 54 Madison and $0.6 million from Garcadia during 2018 and $7.0 million from Garcadia and $8.3 million from 54 Madison during 2017.

•
Net cash provided by (used for) investing activities of discontinued operations includes acquisitions of property, equipment and leasehold improvements, and other assets related to National Beef of $33.7 million during 2018 and $24.0 million during 2017, and net proceeds from sale of National Beef of $898.8 million during 2018.

Net cash of $198.9 million and $243.3 million was provided by financing activities during the six months ended June 30, 2018 and 2017, respectively.

•
Issuance of debt includes $1,694.2 million during 2018 and $866.6 million during 2017 related to Jefferies Group. Repayment of debt includes $1,320.3 million during 2018 and $75.7 million during 2017 related to Jefferies Group. Other changes in short-term borrowings, net all related to Jefferies Group. Net change in bank overdrafts of $2.7 million in 2018 and $1.5 million in 2017 related to Jefferies Group. Net change in other secured financings includes proceeds of $246.7 million during 2018 and payments of $369.6 million during 2017 related to Jefferies Group.

•
Within Other Financial Services, issuance of debt includes $122.2 million during 2018 and $124.1 million during 2017. Their repayment of debt includes $249.7 million during 2018 and $186.0 million during 2017. Net change in other secured financings includes proceeds of $187.5 million during 2018 and $105.6 million during 2017 related to Foursight Capital.

•
Within our Merchant Banking portfolio, issuance of debt includes $46.9 million during 2018 and $23.1 million during 2017. Their repayment of debt includes $15.2 million during 2018 and $85.1 million during 2017. During 2017, contributions from noncontrolling interests include $24.4 million and distributions to noncontrolling interests include $9.3 million related to 54 Madison.

•	Purchases of common shares for treasury relate to shares purchased in the open market and shares received from participants in our stock compensation plans in 2018 and 2017.

•
Net cash provided by (used for) financing activities of discontinued operations includes the issuance of debt by National Beef of $366.1 million during 2018 and $82.9 million during 2017 of borrowings under its bank credit facility and repayment of debt by National Beef of $175.1 million in 2018 and $77.6 million during 2017.

Jefferies Group Liquidity

General
The Chief Financial Officer and Global Treasurer of Jefferies Group are responsible for developing and implementing liquidity, funding and capital management strategies for Jefferies Group's businesses. These policies are determined by the nature and needs of day to day business operations, business opportunities, regulatory obligations and liquidity requirements.
The actual levels of capital, total assets, and financial leverage are a function of a number of factors, including asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long-term and short-term funding.

Jefferies Group has historically maintained a balance sheet consisting of a large portion of total assets in cash and liquid marketable securities, arising principally from traditional securities brokerage and trading activity. The liquid nature of these assets provides flexibility in financing and managing Jefferies Group's business.
A business unit level balance sheet and cash capital analysis is prepared and reviewed with senior management on a weekly basis.  As a part of this balance sheet review process, capital is allocated to all assets and gross balance sheet limits are adjusted, as necessary. This process ensures that the allocation of capital and costs of capital are incorporated into business decisions. The goals of this process are to protect Jefferies Group's platform, enable the businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.
Jefferies Group actively monitors and evaluates its financial condition and the composition of its assets and liabilities. The overall securities inventory is continually monitored by Jefferies Group, including the inventory turnover rate, which confirms the liquidity of overall assets. Substantially all of Jefferies Group's financial instruments are valued on a daily basis and Jefferies Group monitors and employs balance sheet limits for its various businesses.

At June 30, 2018, our Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 trading assets that are approximately 2% of total trading assets.

Securities financing assets and liabilities include financing for financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions.

The following table presents Jefferies Group's period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Securities purchased under agreements to resell:
Period end	$3,822	$3,690
Month end average	5,470	6,195
Maximum month end	7,593	7,814

Securities sold under agreements to repurchase:
Period end	$8,774	$8,661
Month end average	12,735	11,273
Maximum month end	15,579	13,679

Fluctuations in the balance of Jefferies Group's repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. Additionally, the fluctuations in the balances of Jefferies Group's securities purchased under agreements to resell over the periods presented are influenced in any given period by its clients’ balances and its clients' desires to execute collateralized financing arrangements via the repurchase market or via other financing products. Average balances and period end balances will fluctuate based on market and liquidity conditions and Jefferies Group considers the fluctuations intraperiod to be typical for the repurchase market.

Liquidity Management

The key objectives of Jefferies Group's liquidity management framework are to support the successful execution of its business strategies while ensuring sufficient liquidity through the business cycle and during periods of financial distress. The liquidity management policies are designed to mitigate the potential risk that adequate financing may not be accessible to service financial obligations without material franchise or business impact.

The principal elements of Jefferies Group's liquidity management framework are the Contingency Funding Plan, the Cash Capital Policy and the assessment of Maximum Liquidity Outflow.

Contingency Funding Plan.  Jefferies Group's Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period.  This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following:

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
To ensure that Jefferies Group does not need to liquidate inventory in the event of a funding crisis, Jefferies Group seeks to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $12.0 billion at June 30, 2018 exceeded its cash capital requirements.
Maximum Liquidity Outflow. Jefferies Group's businesses are diverse, and liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of Jefferies Group's policy to ensure it has sufficient funds to cover estimates of what may be needed in a liquidity crisis, Jefferies Group holds more cash and unencumbered securities and has greater long-term debt balances than the businesses would otherwise require. As part of this estimation process, Jefferies Group calculates a Maximum Liquidity Outflow that could be experienced in a liquidity crisis. Maximum Liquidity Outflow is based on a scenario that includes both a market-wide stress and firm-specific stress.
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, Jefferies Group determines, based on its calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and considers any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At June 30, 2018, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. Jefferies Group regularly refines its model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies Group's management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	June 30, 2018	Average Balance Second Quarter 2018 (1)	December 31, 2017
Cash and cash equivalents:
Cash in banks	$2,160,424	$2,362,348	$2,244,207
Money market investments	2,388,790	1,473,341	2,920,285
Total cash and cash equivalents	4,549,214	3,835,689	5,164,492

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	940,374	914,819	1,031,252
Other (3)	360,842	492,922	513,293
Total other sources	1,301,216	1,407,741	1,544,545

Total cash and cash equivalents and other liquidity sources	$5,850,430	$5,243,430	$6,709,037

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable. Repurchase financing can be readily obtained for approximately 79.9% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of Jefferies Group's policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies Group continually assesses the liquidity of its inventory based on the level at which Jefferies Group could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

The following summarizes Jefferies Group's trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	June 30, 2018		December 31, 2017
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,644,030	$218,548	$1,718,617	$272,380
Corporate debt securities	2,643,298	127,353	2,475,291	57,290
U.S. Government, agency and municipal securities	2,752,626	150,705	1,954,697	185,481
Other sovereign obligations	2,326,809	804,334	2,050,942	996,421
Agency mortgage-backed securities (1)	2,921,338	—	1,742,977	—
Loans and other receivables	261,127	—	243,664	—
	$12,549,228	$1,300,940	$10,186,188	$1,511,572

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies Group's financial instruments inventory. The ability of Jefferies Group to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities. Approximately 66.4% of Jefferies Group's cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory. For those asset classes not eligible for central clearing house financing, bi-lateral financings are sought on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months at June 30, 2018.
Jefferies Group's ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. As of June 30, 2018, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $506.2 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $584.7 million and $536.9 million for the three and six months ended June 30, 2018, respectively.

Jefferies Group's short-term borrowings include an Intraday Credit Facility, whereby the Bank of New York Mellon has agreed to make revolving intraday credit advances for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for its U.S. broker-dealer. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the six months ended June 30, 2018, Jefferies Group was in compliance with all debt covenants under the Intraday Credit Facility.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The outstanding amount of the notes issued under the program was $968.8 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at June 30, 2018. All of the notes bear interest at a spread over one month LIBOR. Of the $968.8 million aggregate notes, $101.3 million matures in July 2018, but is currently redeemable at Jefferies Group's option or the option of the noteholders; $75.0 million matures in July 2018; $125.0 million matures in August 2018, but is currently redeemable at Jefferies Group's option or the option of the noteholders; $160.0 million matures in November 2018, but is currently redeemable at Jefferies Group's option; $150.0 million matures in March 2019; $80.0 million matures in April 2019, but is currently redeemable at Jefferies Group's option; $125.0 million matures in July 2019; and $152.5 million matures in July 2019, but is currently redeemable at the option of the noteholders;.

Long-Term Debt

Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at June 30, 2018 is $6.6 billion. Jefferies Group's long-term debt has a weighted average maturity of approximately 9.0 years. Jefferies Group's next scheduled maturity is the $680.8 million principal amount of 8.5% Senior Notes that mature in July 2019.

On May 16, 2018, Jefferies Group entered into a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of at $160.0 million. The borrower under Jefferies Group Revolving Credit Facility is Jefferies Leveraged Credit Products, LLC, with a guarantee from Jefferies Group. At June 30, 2018, borrowings under Jefferies Group Revolving Credit Facility amounted to $158.3 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in Jefferies Group Revolving Credit Facility agreement. Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, imposes restrictions on the future indebtedness of Jefferies Leveraged Credit Products, LLC, requires Jefferies Group to maintain specified level of tangible net worth and liquidity amounts, and requires certain of its subsidiaries to maintain specified levels of regulated capital. Throughout the period and at June 30, 2018, no instances of noncompliance with Jefferies Group Revolving Credit Facility covenants occurred and Jefferies Group expects to remain in compliance given its current liquidity, and anticipated funding requirements given its business plan and profitability expectations.

Jefferies Group's long-term debt ratings are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB	Stable
Jefferies Group's access to external financing to finance its day to day operations, as well as the cost of that financing, is dependent upon various factors, including its debt ratings. Jefferies Group's current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, capital structure, overall risk management, business diversification and market share and competitive position in the markets in which it operates. Deteriorations in any of these factors could impact Jefferies Group's credit ratings. While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact on its business and trading results in future periods is inherently uncertain and depends on a number of factors, including the magnitude of the downgrade, the behavior of individual clients and future mitigating action taken by Jefferies Group.
In connection with certain OTC derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At June 30, 2018, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $58.6 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.

Net Capital

Jefferies Group operates a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC’s net capital and excess net capital as of June 30, 2018 were $1,666.9 million and $1,560.7 million, respectively. FINRA is the designated examining authority for Jefferies Group's U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.

Certain other U.S. and non-U.S. subsidiaries of Jefferies Group are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized. Jefferies Group expects that these provisions will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Financial Services, Inc., which registered as a swap dealer with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014. The regulatory capital requirements referred to above may restrict Jefferies Group's ability to withdraw capital from its regulated subsidiaries. Some of our other consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the parent company.

Off-Balance Sheet Risk
Jefferies Group has contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to resell, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the fair values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon our consolidated financial statements.
Cautionary Statement for Forward-Looking Information

This report contains or incorporates by reference "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words "believe," "intend," "may," "will," or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward-looking statements include expectations relating to the Garcadia transaction disclosed in this report. Forward-looking statements also include statements pertaining to our strategies for future development of our businesses and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following includes "forward-looking statements" that involve risk and uncertainties. See "Cautionary Statement for Forward-Looking Information" above. Actual results could differ materially from those projected in the forward-looking statements. The discussion of risk is presented separately for Jefferies Group and the balance of our company. Exclusive of Jefferies Group, our market risk arises principally from interest rate risk related to our financial instruments owned and equity price risk. Information related thereto required under this Item is contained in Item 7A in our 2017 10-K, and is incorporated by reference herein.

As more fully discussed elsewhere in this Report, at June 30, 2018, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $610.0 million at June 30, 2018. Assuming a decline of 10% in market prices, the value of our investment in HRG could decrease by approximately $61.0 million. Excluding Jefferies Group and HRG, Trading assets at fair value include corporate equity securities with an aggregate fair value of $1,491.2 million at June 30, 2018. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $149.1 million.
Jefferies Group
The potential for changes in the value of financial instruments is referred to as market risk. Jefferies Group's market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices, commodity prices and foreign exchange rates, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Commodity price risks result from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices. Market risk arises from market making, proprietary trading, underwriting, specialist and investing activities. Jefferies Group seeks to manage its exposure to market risk by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.

Value-at-Risk
Within Jefferies Group, Value-at-Risk ("VaR") is used as a measurement of market risk using a model that simulates revenue and loss distributions on its trading portfolios by applying historical market changes to the current portfolio. Using the results of this simulation, VaR measures the potential loss in value of its financial instruments due to adverse market movements over a specified time horizon at a given confidence level. Jefferies Group calculates a one-day VaR using a one year look-back period measured at a 95% confidence level.
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
While Jefferies Group believes the assumptions and inputs in its risk model are reasonable, Jefferies Group could incur losses greater than the reported VaR because the historical market prices and rates changes may not be an accurate measure of future market events and conditions. Consequently, this VaR estimate is only one of a number of tools Jefferies Group uses in its daily risk management activities. When comparing the VaR numbers to those of other firms, it is important to remember that different methodologies and assumptions could produce significantly different results.

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data. The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated. Since we consolidate Jefferies Group on a one month lag, all amounts reported are for Jefferies Group's quarterly and annual fiscal periods.

	Daily VaR (1) Value-at-Risk in Trading Portfolios
	(In millions)
Risk Categories	VaR at June 30, 2018	Daily VaR for the Three Months Ended June 30, 2018			VaR at March 31, 2018	Daily VaR for the Three Months Ended March 31, 2018
		Average	High	Low		Average	High	Low
Interest Rates	$4.24	$4.64	$5.76	$3.56	$4.36	$4.97	$6.82	$3.24
Equity Prices	3.31	4.82	8.05	3.25	4.70	4.23	6.23	3.08
Currency Rates	0.13	0.11	0.17	0.04	0.07	0.14	0.24	0.02
Commodity Prices	0.86	0.50	0.73	0.29	0.36	0.41	0.95	0.26
Diversification Effect (2)	(3.33)	(3.29)	N/A	N/A	(3.27)	(3.45)	N/A	N/A
Firmwide	$5.21	$6.78	$10.32	$5.21	$6.22	$6.30	$7.58	$4.76

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as Jefferies Group's VaR and VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR increased to $6.78 million for the three months ended June 30, 2018 from $6.30 million for the three months ended March 31, 2018. The increase was primarily driven by higher market volatility causing an increase in equity price risk. This increase was partially offset by a decrease in interest rate risk and a lower diversification benefit.
The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transactions revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended June 30, 2018, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at June 30, 2018 (in thousands):

10% Sensitivity
Private investments	$16,372
Corporate debt securities in default	$16,388
Trade claims	$3,165

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.0 million at June 30, 2018, which is included in Accumulated other comprehensive income.

There were nine days with trading losses out of a total of 64 trading days in the three months ended June 30, 2018.

Scenario Analysis and Stress Tests
While VaR measures potential losses due to adverse changes in historical market prices and rates, Jefferies Group uses stress testing to analyze the potential impact of specific events or moderate or extreme market moves on its current portfolio both firm wide and within business segments.  Stress scenarios comprise both historical market price and rate changes and hypothetical market environments, and generally involve simultaneous changes of many risk factors. Indicative market changes in Jefferies Group's scenarios include, but are not limited to, a large widening of credit spreads, a substantial decline in equities markets, significant moves in selected emerging markets, large moves in interest rates, changes in the shape of the yield curve and large moves in European markets. In addition, Jefferies Group also performs ad hoc stress tests and adds new scenarios as market conditions dictate. Because Jefferies Group's stress scenarios are meant to reflect market moves that occur over a period of time, its estimates of potential loss assume some level of position reduction for liquid positions. Unlike Jefferies Group's VaR, which measures potential losses within a given confidence interval, stress scenarios do not have an associated implied probability; rather, stress testing is used to estimate the potential loss from market moves that tend to be larger than those embedded in the VaR calculation.
Stress testing is performed and reported regularly as part of the risk management process. Stress testing is used to assess Jefferies Group's aggregate risk position as well as for limit setting and risk/reward analysis.
Counterparty Credit Risk and Issuer Country Exposure

Counterparty Credit Risk

Credit risk is the risk of loss due to adverse changes in a counterparty’s credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract. Jefferies Group is exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations.

It is critical to Jefferies Group's financial soundness and profitability that Jefferies Group properly and effectively identify, assess, monitor and manage the various credit and counterparty risks inherent in its businesses. Credit is extended to counterparties in a controlled manner in order to generate acceptable returns, whether such credit is granted directly or is incidental to a transaction. All extensions of credit are monitored and managed on a Jefferies Group enterprise level in order to limit exposure to loss related to credit risk.

Jefferies Group employs a Credit Risk Framework, which is responsible for identifying credit risks throughout its operating businesses, establishing counterparty limits and managing and monitoring those credit limits. Jefferies Group's framework includes:

•	Defining credit limit guidelines and credit limit approval processes;

•	Providing a consistent and integrated credit risk framework across the enterprise;

•	Approving counterparties and counterparty limits with parameters set by its Risk Management Committee;

•	Negotiating, approving and monitoring credit terms in legal and master documentation;

•	Delivering credit limits to all relevant sales and trading desks;

•	Maintaining credit reviews for all active and new counterparties;

•	Operating a control function for exposure analytics and exception management and reporting;

•	Determining the analytical standards and risk parameters for on-going management and monitoring of global credit risk books;

•	Actively managing daily exposure, exceptions, and breaches;

•	Monitoring daily margin call activity and counterparty performance (in concert with the Margin Department); and

•	Setting the minimum global requirements for systems, reports, and technology.

Jefferies Group Credit Exposures

Credit exposure exists across a wide-range of products, which includes the following:

•	Loans and lending, arising in connection with Jefferies Group's capital markets activities and forward settling traded loans;

•	Securities and margin finance, which represents securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements);

•	OTC derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement, and includes forward settling trades; and

•	Cash and cash equivalents, which include both interest-bearing and non-interest bearing deposits at banks.

Current counterparty credit exposures are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in Jefferies Group's country risk exposure tables below. Of Jefferies Group's counterparty credit exposure at June 30, 2018, excluding cash and cash equivalents, the percentage of investment grade counterparties decreased to 91% from 92% when compared with December 31, 2017, with a majority concentrated in North America.

When comparing Jefferies Group's credit exposure at June 30, 2018 with credit exposure at December 31, 2017, excluding cash and cash equivalents, current exposure decreased to approximately $1,303 million from $1,353 million. Counterparty credit exposure from securities and margin finance decreased by 6%, primarily driven by investment grade European banks and broker-dealers, and exposure from loans and lending decreased by 9%, while exposure from OTC derivatives increased by 6% during the period.

The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
AAA Range	$—	$—	$3.5	$6.4	$—	$—	$3.5	$6.4	$2,360.3	$2,924.2	$2,363.8	$2,930.6
AA Range	45.0	47.7	50.6	61.3	2.5	3.8	98.1	112.8	122.1	158.6	220.2	271.4
A Range	1.0	1.2	621.3	603.0	257.3	260.6	879.6	864.8	1,861.6	1,751.9	2,741.2	2,616.7
BBB Range	0.3	0.5	160.7	232.5	48.2	28.5	209.2	261.5	26.6	152.3	235.8	413.8
BB or Lower	9.3	12.5	17.3	8.1	21.3	16.7	47.9	37.3	101.4	100.6	149.3	137.9
Unrated	64.6	70.1	—	—	—	—	64.6	70.1	77.2	76.9	141.8	147.0
Total	$120.2	$132.0	$853.4	$911.3	$329.3	$309.6	$1,302.9	$1,352.9	$4,549.2	$5,164.5	$5,852.1	$6,517.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Asia/Latin America/Other	$—	$3.0	$40.5	$45.8	$0.2	$0.3	$40.7	$49.1	$242.2	$280.7	$282.9	$329.8
Europe	0.5	1.0	361.5	403.5	56.9	54.0	418.9	458.5	290.8	540.0	709.7	998.5
North America	119.7	128.0	451.4	462.0	272.2	255.3	843.3	845.3	4,016.2	4,343.8	4,859.5	5,189.1
Total	$120.2	$132.0	$853.4	$911.3	$329.3	$309.6	$1,302.9	$1,352.9	$4,549.2	$5,164.5	$5,852.1	$6,517.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Asset Managers	$—	$—	$6.7	$15.9	$0.3	$7.1	$7.0	$23.0	$2,438.8	$2,920.3	$2,445.8	$2,943.3
Banks, Broker-dealers	0.8	1.7	565.4	620.8	307.3	282.6	873.5	905.1	2,110.4	2,244.2	2,983.9	3,149.3
Corporates	99.8	87.5	—	—	12.8	14.7	112.6	102.2	—	—	112.6	102.2
Other	19.6	42.8	281.3	274.6	8.9	5.2	309.8	322.6	—	—	309.8	322.6
Total	$120.2	$132.0	$853.4	$911.3	$329.3	$309.6	$1,302.9	$1,352.9	$4,549.2	$5,164.5	$5,852.1	$6,517.4

For additional information regarding credit exposure to OTC derivative contracts, see Note 4 in our consolidated financial statements.

Jefferies Group Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. Jefferies Group defines the country of risk as the country of jurisdiction or domicile of the obligor.

The following tables reflect Jefferies Group's top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which Jefferies Group has a net long issuer and counterparty exposure (in millions):

	June 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$173.1	$(469.7)	$656.4	$—	$84.1	$2.2	$89.3	$446.1	$535.4
United Kingdom	444.6	(246.6)	(37.9)	0.5	67.8	50.1	49.2	278.5	327.7
Canada	109.1	(61.1)	(80.9)	—	2.4	229.2	7.9	198.7	206.6
Japan	53.2	(32.4)	—	—	20.1	—	126.1	40.9	167.0
Belgium	130.3	(101.3)	—	—	—	—	104.0	29.0	133.0
Italy	1,167.5	(998.8)	(36.8)	—	—	0.5	—	132.4	132.4
Austria	175.5	(54.7)	—	—	—	—	—	120.8	120.8
Switzerland	101.8	(29.7)	—	—	25.6	2.7	3.7	100.4	104.1
Brazil	161.6	(58.8)	(0.2)	—	—	—	0.2	102.6	102.8
Finland	84.0	(12.5)	—	—	—	—	0.6	71.5	72.1
Total	$2,600.7	$(2,065.6)	$500.6	$0.5	$200.0	$284.7	$381.0	$1,520.9	$1,901.9

	December 31, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$493.3	$(396.2)	$98.2	$—	$78.9	$2.1	$181.9	$276.3	$458.2
United Kingdom	634.6	(394.4)	(72.1)	0.7	97.8	26.9	45.0	293.5	338.5
Spain	217.9	(181.3)	7.5	—	—	—	151.6	44.1	195.7
Japan	100.1	(81.3)	4.1	—	25.8	—	136.3	48.7	185.0
Canada	205.3	(164.7)	(128.5)	—	17.3	222.8	7.4	152.2	159.6
Netherlands	315.9	(210.9)	0.9	—	44.1	2.2	—	152.2	152.2
Switzerland	31.0	(16.9)	(1.1)	—	54.3	3.3	4.5	70.6	75.1
Hong Kong	23.0	(25.1)	—	—	1.0	—	58.7	(1.1)	57.6
Australia	50.5	(14.0)	0.3	—	15.0	0.3	4.7	52.1	56.8
Singapore	36.0	(4.2)	—	—	—	—	24.7	31.8	56.5
Total	$2,107.6	$(1,489.0)	$(90.7)	$0.7	$334.2	$257.6	$614.8	$1,120.4	$1,735.2

Jefferies Group's net issuer and counterparty risk exposure to Puerto Rico of $16.6 million, as reflected in our Consolidated Statement of Financial Condition at June 30, 2018, is in connection with its municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $74.1 billion in debt on a voluntary basis. At June 30, 2018, Jefferies Group had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the "Contingencies" section in Note 20, Commitments, Contingencies and Guarantees, in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended June 30, 2018:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 to April 30, 2018	11,819,310	$24.37	11,819,310	13,180,690
May 1, 2018 to May 31, 2018	8,180,690	$24.44	8,180,690	5,000,000
June 1, 2018 to June 30, 2018 (3)	4,148,552	$23.08	4,084,080	915,920
Total	24,148,552		24,084,080

(1)
Includes an aggregate 64,472 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)
In November 2012, our Board of Directors authorized the repurchase of up to 25,000,000 of our common shares. Between 2012 and 2017 we bought 12,500,000 common shares under this authorization. In April 2018, the Board of Directors approved an increase to our share repurchase program to 25,000,000 common shares from the 12,500,000 remaining under its prior authorization. In July 2018, the Board of Directors approved an increase to our share repurchase program of 25,000,000 common shares, bringing our total authorization to 25,915,920 common shares.

(3)	Includes 1,041,000 shares that settled in July 2018.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

3.1	Restated Certificate of Incorporation of Jefferies Financial Group Inc.

3.2	Amended and Restated By-Laws of Jefferies Financial Group Inc. (effective May 23, 2018).

10.1*
Letter of Intent between Leucadia National Corporation and Garff Ventures, LLC, Garff Ventures II, LLC, Garff Ventures Auto, LLC, Garff Ventures Auto II, LLC and Garff Enterprises, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 10, 2018).

10.2*
Purchase and Sale Agreement, dated as of April 9, 2018, by and among NBM US Holdings, Inc., a Delaware corporation, Marfrig Global Foods S.A., a Brazilian corporation (sociedade por ações), Leucadia National Corporation, a New York corporation, NBPCo Holdings, LLC, a South Dakota limited liability company, Leucadia, in its capacity as the Sellers’ Representative, and National Beef Packing Company, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).

10.3*
Amendment to Purchase and Sale Agreement, dated as of June 5, 2018, by and among NBM US Holdings, Inc., a Delaware corporation, Marfrig Global Foods S.A., a Brazilian corporation (sociedade por ações), Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation), a New York corporation, NBPCo Holdings, LLC, a South Dakota limited liability company and National Beef Packing Company, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2018).

10.4*
Third Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, LLC, a Delaware limited liability company (the “Company”), dated as of June 5, 2018, by and among the Company, Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation), NBM US Holdings, Inc., a Delaware corporation, U.S. Premium Beef, LLC, a Delaware limited liability company, NBPCo Holdings, LLC, a South Dakota limited liability company and TMK Holdings, LLC, a Missouri limited liability company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 11, 2018).

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

101
Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: August 1, 2018	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Chief Accounting Officer)