Form 10-Q
period 2018-09-30
Jefferies Financial Group Inc.
filed 2018-11-01
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock at October 24, 2018 was 323,072,855.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2018 and December 31, 2017
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$4,895,788	$5,275,480
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	913,456	578,014
Financial instruments owned, including securities pledged of $12,868,364 and $10,842,051:
Trading assets, at fair value	17,709,245	16,082,676
Available for sale securities	1,868,420	716,561
Total financial instruments owned	19,577,665	16,799,237
Loans to and investments in associated companies	2,450,901	2,066,829
Securities borrowed	7,369,908	7,721,803
Securities purchased under agreements to resell	3,659,059	3,689,559
Receivables	5,864,815	5,419,015
Property, equipment and leasehold improvements, net	346,896	750,403
Intangible assets, net and goodwill	1,894,898	2,463,180
Deferred tax asset, net	468,297	743,811
Other assets	1,506,986	1,661,777
Total assets (1)	$48,948,669	$47,169,108

LIABILITIES
Short-term borrowings	$382,006	$436,215
Trading liabilities, at fair value	9,479,213	8,454,965
Securities loaned	2,531,504	2,843,911
Securities sold under agreements to repurchase	9,864,483	8,660,511
Other secured financings	1,440,678	1,029,485
Payables, expense accruals and other liabilities	6,680,224	7,167,666
Long-term debt	7,777,425	7,885,783
Total liabilities (1)	38,155,533	36,478,536

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	21,385	426,593
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 331,415,732 and 356,227,038 shares issued and outstanding, after deducting 85,560,514 and 60,165,980 shares held in treasury	331,416	356,227
Additional paid-in capital	4,329,661	4,676,038
Accumulated other comprehensive income	287,745	372,724
Retained earnings	5,672,363	4,700,968
Total Jefferies Financial Group Inc. shareholders’ equity	10,621,185	10,105,957
Noncontrolling interests	25,566	33,022
Total equity	10,646,751	10,138,979

Total	$48,948,669	$47,169,108

(1)
Total assets include assets related to variable interest entities of $479.0 million and $382.9 million at September 30, 2018 and December 31, 2017, respectively, and Total liabilities include liabilities related to variable interest entities of $1,441.9 million and $1,031.0 million at September 30, 2018 and December 31, 2017, respectively. See Note 8 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2018 and 2017
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
Revenues:
Commissions and other fees	$155,417	$139,082	$461,023	$437,547
Principal transactions	116,204	84,143	315,622	725,780
Investment banking	460,043	475,702	1,400,331	1,235,586
Interest income	336,736	253,916	939,272	726,972
Manufacturing revenues	94,029	81,939	307,129	243,482
Other	296,548	67,811	440,537	366,335
Total revenues	1,458,977	1,102,593	3,863,914	3,735,702
Interest expense of Jefferies Group	308,131	245,370	906,474	715,092
Net revenues	1,150,846	857,223	2,957,440	3,020,610

Expenses:
Compensation and benefits	461,265	493,471	1,429,439	1,468,373
Cost of sales	84,876	71,596	257,501	210,834
Floor brokerage and clearing fees	44,570	42,852	131,792	133,145
Interest expense	28,837	25,612	74,614	76,762
Depreciation and amortization	32,295	28,760	92,360	82,129
Selling, general and other expenses	245,178	199,441	708,084	552,155
Total expenses	897,021	861,732	2,693,790	2,523,398

Income (loss) from continuing operations before income taxes and income (loss) related to associated companies	253,825	(4,509)	263,650	497,212
Income (loss) related to associated companies	18,867	30,057	84,320	(84,413)
Income from continuing operations before income taxes	272,692	25,548	347,970	412,799
Income tax provision	90,391	9,770	51,560	127,198
Income from continuing operations	182,301	15,778	296,410	285,601
Income from discontinued operations, net of income tax provision of $0, $53,490, $47,045 and $90,856	—	120,989	130,063	219,151
Gain on disposal of discontinued operations, net of income tax provision of $0, $0, $229,553 and $0	—	—	643,921	—
Net income	182,301	136,767	1,070,394	504,752
Net (income) loss attributable to the noncontrolling interests	12,000	(28)	13,208	1,941
Net income attributable to the redeemable noncontrolling interests	(390)	(36,216)	(37,294)	(64,538)
Preferred stock dividends	(1,276)	(1,172)	(3,619)	(3,203)

Net income attributable to Jefferies Financial Group Inc. common shareholders	$192,635	$99,351	$1,042,689	$438,952

(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the periods ended September 30, 2018 and 2017
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$0.56	$0.04	$0.86	$0.77
Income from discontinued operations	—	0.23	0.26	0.42
Gain on disposal of discontinued operations	—	—	1.82	—
Net income	$0.56	$0.27	$2.94	$1.19

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$0.55	$0.04	$0.85	$0.76
Income from discontinued operations	—	0.23	0.26	0.41
Gain on disposal of discontinued operations	—	—	1.80	—
Net income	$0.55	$0.27	$2.91	$1.17

Dividends per common share	$0.1250	$0.1000	$0.3250	$0.2250

Amounts attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations, net of taxes	$192,635	$14,992	$305,846	$284,889
Income from discontinued operations, net of taxes	—	84,359	92,922	154,063
Gain on disposal of discontinued operations, net of taxes	—	—	643,921	—
Net income	$192,635	$99,351	$1,042,689	$438,952

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended September 30, 2018 and 2017
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017

Net income	$182,301	$136,767	$1,070,394	$504,752
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(424), $(598), $(567) and $5,106	(1,198)	(1,030)	(1,606)	8,767
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0, $(257), $37 and $14	(2)	443	(105)	(24)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(424), $(341), $(604) and $5,092	(1,200)	(587)	(1,711)	8,743

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(3,367), $4,374, $(4,160) and $12,929	(27,660)	11,250	(59,067)	49,125
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0, $(11), $(16) and $1,086	—	20	(20,459)	5,310
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(3,367), $4,385, $(4,144) and $11,843	(27,660)	11,270	(79,526)	54,435

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $355, $2,149, $4,596 and $(5,270)	1,169	3,508	15,887	(8,870)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $48, $0, $126 and $0	(101)	—	(371)	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $307, $2,149, $4,470 and $(5,270)	1,068	3,508	15,516	(8,870)

Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $0, $0, $513 and $0	85	(1,585)	1,584	(1,585)

Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(169), $(201), $(508) and $(1,835)	479	438	6,742	66

Other comprehensive income (loss), net of income taxes	(27,228)	13,044	(57,395)	52,789

Comprehensive income	155,073	149,811	1,012,999	557,541
Comprehensive (income) loss attributable to the noncontrolling interests	12,000	(28)	13,208	1,941
Comprehensive income attributable to the redeemable noncontrolling interests	(390)	(36,216)	(37,294)	(64,538)
Preferred stock dividends	(1,276)	(1,172)	(3,619)	(3,203)

Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$165,407	$112,395	$985,294	$491,741

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2018 and 2017
(In thousands)
(Unaudited)

	2018	2017
Net cash flows from operating activities:
Net income	$1,070,394	$504,752
Adjustments to reconcile net income to net cash provided by operations:
Pre-tax income from discontinued operations, including gain on disposal	(1,050,582)	(310,007)
Deferred income tax provision	275,307	185,994
Depreciation and amortization of property, equipment and leasehold improvements	80,647	69,480
Other amortization	(26,796)	(21,107)
Share-based compensation	37,975	31,494
Provision for doubtful accounts	26,529	26,764
Net securities (gains) losses	1,019	(21,278)
(Income) loss related to associated companies	(115,007)	19,090
Distributions from associated companies	98,426	100,033
Net losses related to property and equipment, and other assets	10,833	11,414
Gain on sale of subsidiaries and associated companies	(221,712)	(178,236)
Net change in:
Securities deposited with clearing and depository organizations	64,890	119
Trading assets	(1,670,376)	(639,464)
Securities borrowed	309,722	—
Securities purchased under agreements to resell	(53,020)	524,937
Receivables from brokers, dealers and clearing organizations	(261,534)	(602,761)
Receivables from customers of securities operations	(398,154)	(458,066)
Other receivables	(70,514)	(137,408)
Other assets	(23,910)	(44,494)
Trading liabilities	1,122,273	327,587
Securities loaned	(275,629)	(68,310)
Securities sold under agreements to repurchase	1,250,575	1,668,725
Payables to brokers, dealers and clearing organizations	(287,288)	(652,668)
Payables to customers of securities operations	523,611	162,387
Trade payables, expense accruals and other liabilities	(291,973)	134,125
Other	(90,448)	73,525
Net cash provided by operating activities - continuing operations	35,258	706,627
Net cash provided by operating activities - discontinued operations	164,650	354,289
Net cash provided by operating activities	199,908	1,060,916

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(282,397)	(90,168)
Proceeds from disposals of property and equipment, and other assets	11,994	25,213
Proceeds from sale of subsidiaries, net of expenses and cash of operations sold	100,000	289,767
Proceeds from sale of associated companies	379,130	—
Advances on notes, loans and other receivables	(10,000)	(46,532)
Collections on notes, loans and other receivables	17,404	268,920
Loans to and investments in associated companies	(1,936,496)	(3,043,800)
Capital distributions and loan repayments from associated companies	1,970,648	2,765,006
Purchases of investments (other than short-term)	(3,242,732)	(770,687)
Proceeds from maturities of investments	1,000,146	196,493
Proceeds from sales of investments	1,012,423	412,158
Other	130	1,341
Net cash provided by (used for) investing activities - continuing operations	(979,750)	7,711
Net cash provided by (used for) investing activities - discontinued operations	861,209	(36,465)
Net cash used for investing activities	(118,541)	(28,754)
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the nine months ended September 30, 2018 and 2017
(In thousands)
(Unaudited)

	2018	2017
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$2,198,326	$1,349,399
Other changes in short-term borrowings, net	—	4,282
Repayment of debt	(2,024,680)	(652,889)
Net change in other secured financings	409,780	(134,743)
Net change in bank overdrafts	2,369	(5,764)
Issuance of common shares	3,486	1,288
Distributions to noncontrolling interests	—	(9,617)
Contributions from noncontrolling interests	113	25,724
Purchase of common shares for treasury	(635,835)	(75,930)
Dividends paid	(111,776)	(81,445)
Other	456	(185)
Net cash provided by (used for) financing activities - continuing operations	(157,761)	420,120
Net cash provided by (used for) financing activities - discontinued operations	120,322	(202,137)
Net cash provided by (used for) financing activities	(37,439)	217,983

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(16,469)	5,550

Change in cash classified as assets held for sale	—	(3,136)

Net increase in cash, cash equivalents and restricted cash	27,459	1,252,559

Cash, cash equivalents and restricted cash at January 1,	5,774,505	4,597,113

Cash, cash equivalents and restricted cash at September 30,	$5,801,964	$5,849,672

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$4,895,788	$5,016,932
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	878,616	803,970
Other assets	27,560	28,770
Total cash, cash equivalents and restricted cash	$5,801,964	$5,849,672

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2018 and 2017
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2017	$359,425	$4,812,587	$310,697	$4,645,391	$10,128,100	$175,549	$10,303,649
Net income				438,952	438,952	(1,941)	437,011
Other comprehensive income, net of taxes			52,789		52,789		52,789
Contributions from noncontrolling interests					—	25,724	25,724
Distributions to noncontrolling interests					—	(9,617)	(9,617)
Change in interest in consolidated subsidiary		48			48	(48)	—
Share-based compensation expense		31,494			31,494		31,494
Change in fair value of redeemable noncontrolling interests		(24,404)			(24,404)		(24,404)
Purchase of common shares for treasury	(3,883)	(92,999)			(96,882)		(96,882)
Dividends ($.225 per common share)				(83,920)	(83,920)		(83,920)
Other	648	5,085			5,733		5,733
Balance, September 30, 2017	$356,190	$4,731,811	$363,486	$5,000,423	$10,451,910	$189,667	$10,641,577

Balance, January 1, 2018	$356,227	$4,676,038	$372,724	$4,700,968	$10,105,957	$33,022	$10,138,979
Cumulative effect of the adoption of accounting standards			(27,584)	45,396	17,812		17,812
Balance, January 1, 2018, as adjusted	356,227	4,676,038	345,140	4,746,364	10,123,769	33,022	10,156,791
Net income				1,042,689	1,042,689	(13,208)	1,029,481
Other comprehensive loss, net of taxes			(57,395)		(57,395)		(57,395)
Contributions from noncontrolling interests					—	113	113
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustments prior to deconsolidation		237,669			237,669		237,669
Change in interest in consolidated subsidiary		2,677			2,677	(2,677)	—
Share-based compensation expense		37,975			37,975		37,975
Change in fair value of redeemable noncontrolling interests		(28,136)			(28,136)		(28,136)
Consolidation of asset management entity					—	8,316	8,316
Exercise of options to purchase common shares	109	2,376			2,485		2,485
Purchase of common shares for treasury	(26,316)	(609,519)			(635,835)		(635,835)
Dividends ($.325 per common share)				(116,690)	(116,690)		(116,690)
Other	1,396	10,581			11,977		11,977
Balance, September 30, 2018	$331,416	$4,329,661	$287,745	$5,672,363	$10,621,185	$25,566	$10,646,751

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations

Jefferies Financial Group Inc. ("Jefferies" or the "Company"), formerly known as Leucadia National Corporation, operates the largest independent full-service global investment banking firm headquartered in the U.S., together with an established merchant banking business. We engage in investment banking, sales and trading and asset management through Jefferies Group LLC ("Jefferies Group"). From time to time, we evaluate the retention and disposition of businesses and investments, and changes in the mix of these holdings should be expected.
We own 31% of National Beef Packing Company. National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. On June 5, 2018, we completed the sale of 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig") for $907.7 million in cash, reducing our ownership in National Beef from 79% to 31%. The pre-tax gain recognized as a result of this transaction was $873.5 million for the nine months ended September 30, 2018. During 2018, prior to the closing, we received an additional $229.4 million in distributions of recent profits plus a true-up to the debt amount set in the enterprise valuation associated with the sale. Marfrig has also acquired a further 3% of National Beef from other equity owners and owns 51% of National Beef. We will continue to designate two board members and have a series of other rights in respect of our continuing equity interest, with a lockup period of five years and thereafter fair market value liquidity protections. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining 31% interest in National Beef under the equity method of accounting. We have classified the results of National Beef prior to June 5, 2018 as discontinued operations in the Consolidated Statements of Operations. See Note 24 for more information.

During the third quarter of 2018, we sold 100% of our equity interests in Garcadia, our auto dealer group, and our associated real estate to our former partners, the Garff family, for $417.2 million in cash. The pre-tax gain recognized as a result of this transaction, $221.7 million for the three and nine months ended September 30, 2018, is classified as Other revenue.

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

Leucadia Asset Management ("LAM") supports and develops focused alternative asset management businesses led by distinct management teams. We are patiently developing this business over time, and changes in the platforms and structure should be expected. During the second quarter of 2018, we took steps to expand our asset management efforts including the formation of a strategic relationship with Weiss Multi-Strategy Advisers LLC and we invested $250.0 million in Weiss' strategy. We will receive a profit share in the first year, and a revenue share thereafter. In addition, we entered into an agreement with Schonfeld Strategic Advisors LLC to merge the business of Folger Hill Asset Management with Schonfeld's fundamental equities business, under the Schonfeld brand. In connection with the pending transaction, we have agreed to make a $250.0 million investment in the combined strategy and we will own a revenue share in the management company. On October 1, 2018, Jefferies transferred its membership interests in certain funds and separately managed accounts which are managed by Leucadia Asset Management, as well as its interest in Berkadia Commercial Mortgage LLC ("Berkadia"), to Jefferies Group (collectively, "the Transfer"). The Transfer was accomplished as a capital contribution to Jefferies Group of approximately $596 million and an internal transfer of cash from Jefferies Group of $78.3 million to the Jefferies parent company.

On July 13, 2018, HRG Group, Inc. ("HRG") merged into its 62% owned subsidiary, Spectrum Brands Holdings, Inc. ("Spectrum Brands"). Our approximately 23% interest in HRG thereby converted into approximately 14% of the outstanding shares of Spectrum Brands, a NYSE company.

On October 2, 2018, our Board of Directors and senior management approved a change of our fiscal year end from a calendar year basis to a fiscal year ending on November 30, consistent with the fiscal year of Jefferies Group. We will file a transition report on Form 10-K for the transition period from January 1, 2018 to November 30, 2018.

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

Jefferies Group has a November 30 year-end, which it retains for standalone reporting purposes. We reflect Jefferies Group in our consolidated financial statements utilizing a one month lag. We have reviewed Jefferies Group's business and internal operating results for the month of September 2018 for the purpose of evaluating whether financial statement disclosure or adjustments are required in this Quarterly Report on Form 10-Q, and we have concluded that no additional disclosures or adjustments are warranted. In connection with the planned change of our fiscal year-end to November 30, we also plan to eliminate the one month lag utilized to reflect Jefferies Group results in our consolidated financial statements, starting with a transition report on Form 10-K for the transition period from January 1, 2018 to November 30, 2018.

During the nine months ended September 30, 2018, other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board ("FASB") guidance on Revenue from Contracts with Customers (the "new revenue standard"). These revenue recognition policy updates are applied prospectively in our financial statements from January 1, 2018 forward using the modified retrospective approach. Reported financial information for the historical comparable periods were not revised and continue to be reported under the accounting standards in effect during the historical periods.

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
See Accounting Developments - Adopted Accounting Standards below and Note 17 for further information.

Changes to the Consolidated Statements of Operations

Manufacturing revenues, which were previously reported within Other revenues, are now reported separately in the Consolidated Statements of Operations. Manufacturing revenues are primarily from Idaho Timber, which manufactures and distributes an extensive range of quality wood products to markets across North America. Idaho Timber's primary business consists of the sale of lumber that is manufactured or remanufactured at one of its locations. Agreements with customers for these sales specify the type, quantity and price of products to be delivered as well as the delivery date and payment terms. The transaction price is fixed at the time of sale and revenue is generally recognized when the customer takes control of the product.

We have reorganized the presentation of our gains and losses generated from our capital invested in asset management funds. This was previously presented as Other revenues and is now presented within Principal transactions revenues. For the three months ended September 30, 2017, this resulted in a decrease to Principal transactions revenues of $11.3 million and an increase to Other revenues of $11.3 million. For the nine months ended September 30, 2017, this resulted in a decrease to Principal transactions revenues of $12.2 million and an increase to Other revenues of $12.2 million.

Receivables

At September 30, 2018 and December 31, 2017, Receivables include receivables from brokers, dealers and clearing organizations of $2,878.5 million and $2,635.2 million, respectively, and receivables from customers of securities operations of $1,951.8 million and $1,563.8 million, respectively.

Payables, expense accruals and other liabilities

At September 30, 2018 and December 31, 2017, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $1,913.3 million and $2,228.9 million, respectively, and payables to customers of securities operations of $3,187.6 million and $2,664.0 million, respectively.

Supplemental Cash Flow Information

	For the Nine Months Ended September 30,

	2018	2017
Cash paid during the year for:	(In thousands)
Interest	$1,059,139	$837,020
Income tax payments (refunds), net	$28,204	$9,183
During the nine months ended September 30, 2017, we had $21.0 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to quarter end.

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

There was no significant impact as a result of applying the new revenue standard to our consolidated financial statements for the three and nine months ended September 30, 2018, except as it relates to the presentation of Jefferies Group's investment banking expenses. The table below presents the impact of applying the new revenue recognition standard to the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 as a result of the change in presentation of investment banking expenses (in thousands):

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Reported	Impact of Adoption of Revenue Recognition Standard	Financial Results Prior to Adoption of Revenue Recognition Standard	As Reported	Impact of Adoption of Revenue Recognition Standard	Financial Results Prior to Adoption of Revenue Recognition Standard
Revenues:
Commissions and other fees	$155,417	$—	$155,417	$461,023	$—	$461,023
Principal transactions	116,204	—	116,204	315,622	—	315,622
Investment banking	460,043	36,319	423,724	1,400,331	101,146	1,299,185
Interest income	336,736	—	336,736	939,272	—	939,272
Manufacturing revenues	94,029	—	94,029	307,129	—	307,129
Other	296,548	—	296,548	440,537	—	440,537
Total revenues	1,458,977	36,319	1,422,658	3,863,914	101,146	3,762,768
Interest expense of Jefferies Group	308,131	—	308,131	906,474	—	906,474
Net revenues	1,150,846	36,319	1,114,527	2,957,440	101,146	2,856,294

Expenses:
Compensation and benefits	461,265	—	461,265	1,429,439	—	1,429,439
Cost of sales	84,876	—	84,876	257,501	—	257,501
Floor brokerage and clearing fees	44,570	—	44,570	131,792	—	131,792
Interest expense	28,837	—	28,837	74,614	—	74,614
Depreciation and amortization	32,295	—	32,295	92,360	—	92,360
Selling, general and other expenses	245,178	36,319	208,859	708,084	101,146	606,938
Total expenses	897,021	36,319	860,702	2,693,790	101,146	2,592,644

Income from continuing operations before income taxes and income (loss) related to associated companies	$253,825	$—	$253,825	$263,650	$—	$263,650

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

Retirement Benefits. In March 2017, the FASB issued new guidance for improving the presentation of net periodic pension costs in the statement of operations. The update also allows the service cost to be eligible for capitalization, when applicable. We adopted this guidance in the first quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements. The adoption of this guidance resulted in the following adjustments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2017: a decrease of $0.9 million and $2.6 million, respectively, to Compensation and benefits expenses and an increase to Selling, general and other expenses of $0.9 million and $2.6 million, respectively.

Cash Flow Classifications. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance in the first quarter of 2018. Prior periods were retrospectively adjusted to conform to the current period presentation. The adoption of the guidance did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption, we recorded an increase of $49.3 million in Net cash provided by operating activities and a decrease of $6.7 million in Net cash provided by investing activities for the nine months ended September 30, 2017 related to reclassifying the changes in our restricted cash balance from operating and investing activities to the cash and cash equivalent balances within the Consolidated Statements of Cash Flows.

Compensation. In May 2017, the FASB issued new guidance providing clarity and reducing diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. We adopted this guidance in the first quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements.

Fair Value Measurement. In August 2018, the FASB issued new guidance to improve the effectiveness of disclosure requirements on fair value measurement by eliminating certain disclosure requirements for fair value measurements for all entities, requiring public entities to disclose certain new information and modifying some disclosure requirements. We early adopted this guidance in the third quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements.

Accounting Developments - Accounting Standards to be Adopted in Future Periods

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of the remaining rental payments. A significant portion of the population of contracts that will be subject to recognition on our Consolidated Statements of Financial Condition have been identified; however, their initial measurement still remains under evaluation. We are currently modifying our lease accounting systems to enable us to comply with the accounting requirements of this guidance. In July 2018, the FASB issued additional guidance on leases which allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. The guidance is effective for annual and interim periods beginning after December 15, 2018. We plan on adopting the lease standard in the first quarter of fiscal 2020 with a cumulative-effect adjustment to opening retained earnings in the period of adoption. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Financial Instruments - Credit Losses. In June 2016, the FASB issued new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. The guidance is effective in the first quarter of fiscal 2021. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Goodwill. In January 2017, the FASB issued new guidance for simplifying goodwill impairment testing. The guidance is effective in the first quarter of fiscal 2021. We do not believe the new guidance will have a material impact on our consolidated financial statements.

Derivatives and hedging. In August 2017, the FASB issued new guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The guidance is effective in the first quarter of fiscal 2020 and early adoption is permitted. We do not believe the new guidance will have a material impact on our consolidated financial statements.

Defined Benefit Plans. In August 2018, the FASB issued new guidance to improve the effectiveness of disclosure requirements on defined benefit pension plans and other post-retirement plans. The guidance is effective in the first quarter of fiscal 2021. We do not believe the new guidance will have a material impact on our consolidated financial statements.

Internal-Use Software. In August 2018, the FASB issued new guidance which amends the definition of a hosting arrangement and requires that the customer in a hosting arrangement that is a service contract capitalize certain implementation costs as if the arrangement was an internal-use software project. The guidance is effective in the first quarter of fiscal 2021. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities, short-term borrowings and long-term debt that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") (within trading assets) of $399.0 million and $590.1 million at September 30, 2018 and December 31, 2017, respectively, by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$3,635,288	$72,569	$49,683	$—	$3,757,540
Corporate debt securities	—	2,498,031	9,651	—	2,507,682
Collateralized debt obligations and collateralized loan obligations	—	82,339	33,981	—	116,320
U.S. government and federal agency securities	3,000,805	45,889	—	—	3,046,694
Municipal securities	—	749,616	—	—	749,616
Sovereign obligations	1,319,415	669,919	—	—	1,989,334
Residential mortgage-backed securities	—	1,894,533	4,954	—	1,899,487
Commercial mortgage-backed securities	—	791,449	23,916	—	815,365
Other asset-backed securities	—	263,967	69,305	—	333,272
Loans and other receivables	—	1,455,496	48,985	—	1,504,481
Derivatives	13,117	3,507,491	3,137	(3,334,100)	189,645
Investments at fair value	—	—	326,977	—	326,977
FXCM term loan	—	—	73,800	—	73,800
Total trading assets, excluding investments at fair value based on NAV	$7,968,625	$12,031,299	$644,389	$(3,334,100)	$17,310,213

Available for sale securities:
U.S. government securities	$1,607,725	$—	$—	$—	$1,607,725
Residential mortgage-backed securities	—	146,678	—	—	146,678
Commercial mortgage-backed securities	—	15,719	—	—	15,719
Other asset-backed securities	—	98,298	—	—	98,298
Total available for sale securities	$1,607,725	$260,695	$—	$—	$1,868,420

Liabilities:
Trading liabilities:
Corporate equity securities	$2,221,325	$1,507	$413	$—	$2,223,245
Corporate debt securities	—	1,511,979	1,557	—	1,513,536
U.S. government and federal agency securities	1,398,222	—	—	—	1,398,222
Sovereign obligations	1,513,237	969,845	55	—	2,483,137
Commercial mortgage-backed securities	—	—	70	—	70
Loans	—	1,136,579	8,661	—	1,145,240
Derivatives	8,487	4,149,630	12,134	(3,454,488)	715,763
Total trading liabilities	$5,141,271	$7,769,540	$22,890	$(3,454,488)	$9,479,213
Long-term debt - structured notes	$—	$545,927	$163,630	$—	$709,557

	December 31, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,975,463	$60,300	$22,270	$—	$3,058,033
Corporate debt securities	—	3,261,300	26,036	—	3,287,336
Collateralized debt obligations and collateralized loan obligations	—	139,166	42,184	—	181,350
U.S. government and federal agency securities	1,269,230	39,443	—	—	1,308,673
Municipal securities	—	710,513	—	—	710,513
Sovereign obligations	1,381,552	1,035,907	—	—	2,417,459
Residential mortgage-backed securities	—	1,453,294	26,077	—	1,479,371
Commercial mortgage-backed securities	—	508,115	12,419	—	520,534
Other asset-backed securities	—	217,111	61,129	—	278,240
Loans and other receivables	—	1,620,581	47,304	—	1,667,885
Derivatives	165,396	3,323,278	9,295	(3,318,481)	179,488
Investments at fair value	—	946	329,944	—	330,890
FXCM term loan	—	—	72,800	—	72,800
Total trading assets, excluding investments at fair value based on NAV	$5,791,641	$12,369,954	$649,458	$(3,318,481)	$15,492,572

Available for sale securities:
Corporate equity securities (2)	$88,486	$—	$—	$—	$88,486
U.S. government securities	552,805	—	—	—	552,805
Residential mortgage-backed securities	—	34,561	—	—	34,561
Commercial mortgage-backed securities	—	5,870	—	—	5,870
Other asset-backed securities	—	34,839	—	—	34,839
Total available for sale securities	$641,291	$75,270	$—	$—	$716,561

Liabilities:
Trading liabilities:
Corporate equity securities	$1,721,267	$32,122	$48	$—	$1,753,437
Corporate debt securities	—	1,688,825	522	—	1,689,347
U.S. government and federal agency securities	1,430,737	—	—	—	1,430,737
Sovereign obligations	1,216,643	956,992	—	—	2,173,635
Commercial mortgage-backed securities	—	—	105	—	105
Loans	—	1,148,824	3,486	—	1,152,310
Derivatives	249,361	3,480,506	16,041	(3,490,514)	255,394
Total trading liabilities	$4,618,008	$7,307,269	$20,202	$(3,490,514)	$8,454,965
Short-term borrowings	$—	$23,324	$—	$—	$23,324
Long-term debt - structured notes	$—	$606,956	$—	$—	$606,956

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(2)
As of January 1, 2018, the Company adopted the FASB's new guidance that affects the accounting for equity investments and the presentation and disclosure requirements for financial instruments. At September 30, 2018, equity investments are primarily classified as Trading assets, at fair value and the change in fair value of equity securities is now recognized through the Consolidated Statements of Operations. See Note 2 for additional information.

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

•
High Yield Corporate and Convertible Bonds:  A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed from recently executed market transactions of institutional size. Where pricing data is less observable, valuations are categorized within Level 3 of the fair value hierarchy and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financing or recapitalization, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

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

Sovereign Obligations

Sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. Sovereign government obligations are categorized within Level 1 or Level 2 of the fair value hierarchy, primarily based on the country of issuance. Sovereign government obligations are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability of these input parameters.

Residential Mortgage-Backed Securities

•
Agency Residential Mortgage-Backed Securities:  Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and principal-only and interest-only (including inverse interest-only) securities. Agency residential mortgage-backed securities are generally measured using recent transactions, pricing data from external pricing services or expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral and are categorized within Level 2 of the fair value hierarchy. We use prices observed from recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate factors such as weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer and weighted average loan age.

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

•
Non-Agency Commercial Mortgage-Backed Securities:  Non-agency commercial mortgage-backed securities are measured using pricing data obtained from external pricing services, prices observed from recently executed market transactions or based on expected cash flow models that incorporate underlying loan collateral characteristics and performance. Non-agency commercial mortgage-backed securities are categorized within Level 2 and Level 3 of the fair value hierarchy depending on the observability of the underlying inputs.

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables, student loans and other consumer loans and are categorized within Level 2 or Level 3 of the fair value hierarchy. Valuations are primarily determined using pricing data obtained from external pricing services, broker quotes and prices observed from recently executed market transactions. In addition, recent transaction data from comparable deals is deployed to develop market clearing yields and cumulative loss assumptions. The cumulative loss assumptions are based on the analysis of the underlying collateral and comparisons to earlier deals from the same issuer to gauge the relative performance of the deal.

Loans and Other Receivables

•
Corporate Loans:  Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market consensus pricing service quotations. Where available, market price quotations from external pricing services are reviewed to ensure they are supported by transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on price quotations that are considered to be less transparent, market prices for debt securities of the same creditor and estimates of future cash flows incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

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

•
Escrow and Trade Claim Receivables:  Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and trade claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent observations in the same receivable.

Derivatives

•
Listed Derivative Contracts:  Listed derivative contracts that are actively traded are measured based on quoted exchange prices, broker quotes or vanilla option valuation models, such as Black-Scholes, using observable valuation inputs from the principal market or consensus pricing services. Exchange quotes and/or valuation inputs are generally obtained from external vendors and pricing services. Broker quotes are validated directly through observable and tradeable quotes. Listed derivative contracts that use unadjusted exchange close prices are generally categorized within Level 1 of the fair value hierarchy. All other listed derivative contracts are generally categorized within Level 2 of the fair value hierarchy.

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

OTC options include OTC equity, foreign exchange, interest rate and commodity options measured using various valuation models, such as Black-Scholes, with key inputs including the underlying security price, foreign exchange spot rate, commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps and forwards, which incorporate observable inputs related to commodity spot prices and forward curves. Discounted cash flow models are also utilized to measure certain variable funding note swaps, which are backed by CLOs and incorporate constant prepayment rate, constant default rate and loss severity assumptions. Credit default swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are generally observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
September 30, 2018
Equity Long/Short Hedge Funds (2)	$90,347	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	219	—	—
Fund of Funds (4)	175	—	—
Equity Funds (5)	36,702	20,209	—
Commodity Funds (6)	10,228	—	—
Multi-asset Funds (7)	261,361	—	—
Total	$399,032	$20,209

December 31, 2017
Equity Long/Short Hedge Funds (2)	$407,895	$—	(2)
Fixed Income and High Yield Hedge Funds (3)	417	—	—
Fund of Funds (4)	189	—	—
Equity Funds (5)	26,798	19,084	—
Multi-asset Funds (7)	154,805	—	—
Total	$590,104	$19,084

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At December 31, 2017, 73% of these investments were redeemable with 10 business days or less prior written notice; these investments were primarily liquidated during 2018. At September 30, 2018 and December 31, 2017, 18% and 15%, respectively, of these investments are redeemable with 30 to 60 days prior written notice.

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

(6)	This category includes investments in hedge funds that invest, long and short, primarily in commodities. Investments in this category are redeemable with 60 days prior written notice.

(7)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At September 30, 2018 and December 31, 2017, investments representing approximately 17% and 12%, respectively, of the fair value of investments in this category are redeemable with 30 days prior written notice.

Investment in FXCM

FXCM Group, LLC ("FXCM") is a provider of online foreign exchange trading services. In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017 (the term of which was subsequently extended to January 2019), with rights to a variable proportion of certain future distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018. The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum. During the nine months ended September 30, 2018, interest accrued at 20.5% per annum. During the nine months ended September 30, 2018, we received $15.4 million of principal and interest from FXCM and $70.6 million of principal remained outstanding under the term loan as of September 30, 2018. Through September 30, 2018, we have received cumulatively $347.0 million of principal, interest and fees from our initial $279.0 million investment in FXCM.

Our investment in the FXCM term loan is reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, is included within Principal transactions revenues in the Consolidated Statements of Operations. We recorded gains related to the term loan in Principal transactions revenues of $1.3 million and $16.4 million during the three and nine months ended September 30, 2018, respectively, and $2.3 million and $17.6 million during the three and nine months ended September 30, 2017, respectively.

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

Through the amendments, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in our September 30, 2018 and December 31, 2017 Consolidated Statements of Financial Condition as Loans to and investments in associated companies. We account for our equity interest on a one month lag. As the amendments only extended the maturity of the term loan, we continue to use the fair value option and classify our term loan within Trading assets, at fair value.

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

Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($73.8 million) and the investment in associated company ($139.0 million), which totaled $212.8 million at September 30, 2018.

We estimate the fair value of our term loan by using a valuation model with inputs including management’s assumptions concerning the amount and timing of expected cash flows, the loan’s implied credit rating and effective yield. Because of these inputs and the degree of judgment involved, we have categorized our term loan within Level 3 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
As described further in Note 9, in the third quarter of 2018 we engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in Golden Queen. Our estimate of fair value was based on a discounted cash flow analysis and is categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future Golden Queen cash flows and a discount rate of 12%. The estimated fair value of our equity investment in Golden Queen was $62.3 million, which was $47.9 million lower than our prior carrying value at the end of the second quarter 2018. As a result, an impairment charge of $47.9 million was recorded in Income (loss) related to associated companies in the three and nine months ended September 30, 2018.

Additionally, in the first quarter of 2017 we engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in FXCM. Our first quarter estimate of fair value was based on a discounted cash flow and comparable public company analysis and is categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future FXCM cash flows and a discount rate of approximately 15%. The comparable public company model used market data for comparable companies including a price to EBITDA multiple of 5.4 and a price to revenue multiple of 1.5. The estimated fair value of our equity investment in FXCM was $186.7 million, which was $130.2 million lower than the carrying value at the end of the first quarter 2017. As a result, an impairment charge of $130.2 million was recorded in Income (loss) related to associated companies in the first quarter of 2017.

Other Secured Financings

Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are categorized within Level 2 or Level 3 of the fair value hierarchy. Fair value is based on recent transaction prices for similar assets.

Short-term Borrowings/Long-term Debt

Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized within Level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, CMS (constant maturity swap), digital and Bermudan structured notes. These are valued using various valuation models that incorporate Jefferies Group's own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy where market trades have been observed during the quarter, otherwise they are categorized within Level 3.

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2018 (in thousands):

Three months ended September 30, 2018
	Balance, June 30, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at September 30, 2018	Changes in unrealized gains/losses included in earnings relating to instruments still held at September 30, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$44,871	$11,796	$17,652	$(23,010)	$(302)	$—	$(1,324)	$49,683	$9,136
Corporate debt securities	28,066	1,057	507	(21,403)	(59)	—	1,483	9,651	(165)
CDOs and CLOs	42,517	(967)	238,281	(240,002)	(2,127)	—	(3,721)	33,981	(3,872)
Residential mortgage-backed securities	3,655	(66)	72	(1,597)	(1)	—	2,891	4,954	90
Commercial mortgage-backed securities	27,239	(222)	8	—	(1,156)	—	(1,953)	23,916	(288)
Other asset-backed securities	55,535	(2,269)	307,358	(290,838)	(4,356)	—	3,875	69,305	(1,124)
Loans and other receivables	64,036	(1,353)	14,932	(23,700)	(3,453)	—	(1,477)	48,985	1,007
Investments at fair value	318,543	2,383	6,051	—	—	—	—	326,977	2,383
FXCM term loan	76,100	1,347	—	—	(3,647)	—	—	73,800	(2,300)

Liabilities:
Trading liabilities:
Corporate equity securities	$87	$326	$—	$—	$—	$—	$—	$413	$(326)
Corporate debt securities	522	39	—	—	996	—	—	1,557	(39)
Sovereign obligations	—	3	(598)	629	—	—	21	55	(124)
Commercial mortgage-backed securities	—	70	—	—	—	—	—	70	(70)
Loans	12,881	(148)	(4,871)	1,787	—	—	(988)	8,661	149
Net derivatives (2)	5,874	1,107	—	—	1,990	—	26	8,997	(2,090)
Long-term debt (1)	160,626	3,004	—	—	—	—	—	163,630	(2,953)

(1)
Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at September 30, 2018 were losses of $0.1 million.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended September 30, 2018

During the three months ended September 30, 2018, transfers of assets of $13.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Other asset-backed securities of $3.9 million, residential mortgage-backed securities of $2.9 million and commercial mortgage-backed securities of $2.6 million due to reduced pricing transparency.

During the three months ended September 30, 2018, transfers of assets of $13.8 million from Level 3 to Level 2 are primarily attributed to:

•
Commercial mortgage-backed securities of $4.6 million, CDOs and CLOs of $3.7 million and corporate equity securities of $2.6 million due to greater pricing transparency supporting classification into Level 2.

Net gains on Level 3 assets were $11.7 million and net losses on Level 3 liabilities were $4.4 million for the three months ended September 30, 2018. Net gains on Level 3 assets were primarily due to an increased valuation of our FXCM term loan, certain investments at fair value and increased market values in corporate equity securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain structured notes.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2018 (in thousands):

Nine Months Ended September 30, 2018
	Balance, December 31, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at September 30, 2018	Changes in unrealized gains/losses included in earnings relating to instruments still held at September 30, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$22,270	$31,475	$35,993	$(39,008)	$(2,082)	$—	$1,035	$49,683	$26,852
Corporate debt securities	26,036	1,090	22,204	(38,553)	(2,066)	—	940	9,651	(1,738)
CDOs and CLOs	42,184	(4,123)	242,864	(249,691)	(5,859)	—	8,606	33,981	(7,333)
Residential mortgage-backed securities	26,077	(7,334)	2,018	(12,621)	(6)	—	(3,180)	4,954	316
Commercial mortgage-backed securities	12,419	(1,236)	1,720	(548)	(5,415)	—	16,976	23,916	(2,272)
Other asset-backed securities	61,129	(7,528)	523,045	(495,055)	(12,281)	—	(5)	69,305	(3,307)
Loans and other receivables	47,304	(2,812)	104,009	(98,733)	(14,610)	—	13,827	48,985	(3,769)
Investments at fair value	329,944	3,865	9,791	(17,569)	—	—	946	326,977	3,271
FXCM term loan	72,800	16,432	—	—	(15,432)	—	—	73,800	5,539

Liabilities:
Trading liabilities:
Corporate equity securities	$48	$365	$—	$—	$—	$—	$—	$413	$(365)
Corporate debt securities	522	39	—	—	996	—	—	1,557	(39)
Sovereign obligations	—	3	(598)	629	—	—	21	55	(124)
Commercial mortgage-backed securities	105	(35)	—	—	—	—	—	70	(70)
Loans	3,486	(1,059)	(15,702)	19,409	—	—	2,527	8,661	1,059
Net derivatives (2)	6,746	(1,034)	(6)	—	2,984	296	11	8,997	(2,660)
Long-term debt (1)	—	(25,078)	—	—	—	81,284	107,424	163,630	13,235

(1)
Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at September 30, 2018 were gains of $11.8 million.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the nine months ended September 30, 2018

During the nine months ended September 30, 2018, transfers of assets of $49.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Commercial mortgage-backed securities of $17.0 million, loans and other receivables of $15.3 million and CDOs and CLOs of $8.7 million due to reduced pricing transparency.

During the nine months ended September 30, 2018, transfers of assets of $10.0 million from Level 3 to Level 2 are primarily attributed to:

•	Residential mortgage-backed securities of $4.6 million and corporate equity securities of $2.5 million due to greater pricing transparency supporting classification into Level 2.

During the nine months ended September 30, 2018, there were transfers of structured notes of $107.4 million from Level 2 to Level 3 due to a decrease in market observability.

Net gains on Level 3 assets were $29.8 million and net gains on Level 3 liabilities were $26.8 million for the nine months ended September 30, 2018. Net gains on Level 3 assets were primarily due to an increased valuation of our FXCM term loan and increased market values in corporate equity securities, partially offset by decreased market values across other asset-backed securities, residential mortgage-backed securities, CDOs and CLOs and certain loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2017 (in thousands):

Three Months Ended September 30, 2017
	Balance, June 30, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2017	Changes in unrealized gains/ losses relating to instruments still held at September 30, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$20,548	$4,344	$4	$(645)	$(55)	$—	$(2,022)	$22,174	$4,319
Corporate debt securities	24,727	(2,350)	5,901	(5,551)	(31)	—	2,319	25,015	(2,224)
CDOs and CLOs	48,208	(15,205)	52,918	(36,564)	245	—	468	50,070	(12,638)
Residential mortgage-backed securities	33,032	(263)	494	(732)	(291)	—	(11,591)	20,649	188
Commercial mortgage-backed securities	16,263	(125)	—	(676)	(637)	—	2,811	17,636	(161)
Other asset-backed securities	43,349	(6,454)	5,798	(3,789)	(2,924)	—	32,966	68,946	(3,570)
Loans and other receivables	49,365	15,261	9,265	(5,854)	(8,249)	—	2,868	62,656	14,005
Investments at fair value	315,297	3,964	10,000	—	(292)	—	—	328,969	3,964
FXCM term loan	129,050	2,330	—	—	(60,580)	—	—	70,800	(2,401)

Liabilities:
Trading liabilities:
Corporate equity securities	$354	$107	$(369)	$27	$—	$—	$—	$119	$(92)
Corporate debt securities	522	—	—	—	—	—	—	522	—
Commercial mortgage-backed securities	70	(35)	—	—	—	—	—	35	(35)
Loans	4,967	(3,071)	—	333	—	—	1,056	3,285	3,018
Net derivatives (2)	3,022	(2,980)	—	—	5,040	—	—	5,082	(2,474)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2017 (in thousands):

Nine Months Ended September 30, 2017
	Balance, December 31, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2017	Changes in unrealized gains/ losses relating to instruments still held at September 30, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$21,739	$3,416	$945	$(1,502)	$(356)	$—	$(2,068)	$22,174	$2,689
Corporate debt securities	25,005	(3,280)	19,610	(18,364)	(1,724)	—	3,768	25,015	(3,424)
CDOs and CLOs	54,354	(21,595)	65,523	(62,441)	239	—	13,990	50,070	(21,998)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
Residential mortgage-backed securities	38,772	(1,446)	113,391	(125,731)	(572)	—	(3,765)	20,649	(2,005)
Commercial mortgage-backed securities	20,580	(1,180)	2,033	(5,199)	(985)	—	2,387	17,636	(952)
Other asset-backed securities	40,911	(15,338)	67,611	(4,121)	(16,891)	—	(3,226)	68,946	(8,872)
Loans and other receivables	81,872	27,709	84,342	(83,791)	(23,241)	—	(24,235)	62,656	16,294
Investments at fair value	314,359	12,760	12,800	(10,119)	(831)	—	—	328,969	14,783
FXCM term loan	164,500	17,638	—	—	(111,338)	—	—	70,800	(930)
Liabilities:
Trading liabilities:
Corporate equity securities	$313	$134	$(355)	$27	$—	$—	$—	$119	$(92)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
Commercial mortgage-backed securities	—	35	—	—	—	—	—	35	(35)
Loans	378	1,604	(364)	333	—	—	1,334	3,285	(1,583)
Net derivatives (2)	3,441	(2,854)	—	—	5,162	404	(1,071)	5,082	(2,333)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the nine months ended September 30, 2017

During the nine months ended September 30, 2017, transfers of assets of $30.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $14.0 million and corporate debt securities of $8.1 million due to a lack of observable market transactions.

During the nine months ended September 30, 2017, transfers of assets of $44.0 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $28.3 million due to a greater pricing transparency supporting classification into Level 2.

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

September 30, 2018
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$41,038
Non-exchange traded securities		Market approach	Price	$3 to $75	$25.0
			Underlying stock price	$1 to $11	$9.0

Corporate debt securities	$9,651	Market approach	Discount rate/yield	19%	—
			Estimated recovery percentage	46%	—
			Price	$10	—
			Comparable asset price	$101	—

CDOs and CLOs	$33,981	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	1% to 2%	2%
			Loss severity	30%	—
			Discount rate/yield	5% to 41%	16%
		Scenario analysis	Estimated recovery percentage	2% to 41%	23%

Residential mortgage-backed securities	$4,954	Discounted cash flows	Cumulative loss rate	23%	—
			Duration (years)	15 years	—
			Discount rate/yield	9%	—
		Market approach	Price	$100	—

Commercial mortgage-backed securities	$23,916	Discounted cash flows	Cumulative loss rate	8% to 84%	33%
			Duration (years)	0 year to 3 years	1 year
			Discount rate/yield	3% to 38%	12%
		Scenario analysis	Estimated recovery percentage	26%	—
			Price	$49	—

Other asset-backed securities	$69,305	Discounted cash flows	Cumulative loss rate	0% to 29%	18%
			Duration (years)	1 year to 5 years	2 years
			Discount rate/yield	5% to 12%	7%
		Market approach	Price	$100	—

Loans and other receivables	$48,985	Market approach	Estimated recovery percentage	0%	—
			Price	$50 to $100	$95.0
		Scenario analysis	Estimated recovery percentage	57% to 107%	88%

Derivatives	$3,137
Total return swaps		Market approach	Price	$100	—

Investments at fair value	$111,899
Private equity securities		Market approach	Price	$3 to $250	$105.0
			Discount rate	20%	—

Investment in FXCM	$73,800
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 0.3 years	0.3 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate debt securities	$1,557	Market approach	Estimated recovery percentage	53%	—

Loans	$8,661	Market approach	Estimated recovery percentage	0%	—
			Price	$50	—

Derivatives	$12,134
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$99	—
Total return swaps		Market approach	Price	$95 to $100	$97.0
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	30%	—
			Discount rate/yield	41%	—

Long-term debt	$163,630
Structured notes		Market approach	Price	$70 to $100	$80.0
			Price	€80 to €112	€96.0

December 31, 2017
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$18,109
Non-exchange traded securities		Market approach	Price	$3 to $75	$33.0
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$7	—

Corporate debt securities	$26,036	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	17%	—
			Price	$10	—

CDOs and CLOs	$38,845	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25% to 30%	26%
			Discount rate/yield	3% to 26%	12%
		Scenario analysis	Estimated recovery percentage	8% to 45%	26%

Residential mortgage-backed securities	$26,077	Discounted cash flows	Cumulative loss rate	3% to 19%	10%
			Duration (years)	2 years to 4 years	3 years
			Discount rate/yield	6% to 10%	8%

Commercial mortgage-backed securities	$12,419	Discounted cash flows	Discount rate/yield	2% to 26%	12%
			Cumulative loss rate	8% to 65%	44%
			Duration (years)	1 year to 3 years	2 years
		Scenario analysis	Estimated recovery percentage	26% to 32%	28%
			Price	$52 to $56	$54.0

Other asset-backed securities	$61,129	Discounted cash flows	Cumulative loss rate	0% to 33%	23%
			Duration (years)	1 year to 6 years	2 years
			Discount rate/yield	5% to 39%	9%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	14%	—

Loans and other receivables	$46,121	Market approach	Estimated recovery percentage	76%	—
			Price	$54 to $100	$95.0
		Scenario analysis	Estimated recovery percentage	13% to 107%	78%

Derivatives	$9,295
Total return swaps		Market approach	Price	$101 to $106	$103.0
Interest rate swaps		Market approach	Credit spread	800 bps	—

Investments at fair value	$110,010
Private equity securities		Market approach	Transaction level	$3 to $250	$172.0
			Price	$7	—
			Discount rate	20%	—

Investment in FXCM	$72,800
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 1 year	0.2 years

Trading Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Derivatives	$16,041
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$99	—
Total return swaps		Market approach	Price	$101 to $106	$103.0
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	26%	—

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At September 30, 2018 and December 31, 2017, asset exclusions consisted of $223.7 million and $228.6 million, respectively, primarily comprised of investments at fair value, private equity securities, CDOs and CLOs, non-exchange traded securities and loans and other receivables. At September 30, 2018 and December 31, 2017, liability exclusions consisted of $0.5 million and $4.2 million, respectively, of loans, commercial mortgage-backed securities, sovereign obligations and corporate debt and equity securities.
Uncertainty of Fair Value Measurement From Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

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

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, interest rate swaps, total return swaps, residential mortgage-backed securities, other asset-backed securities, private equity securities and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange traded securities, corporate debt securities, unfunded commitments, total return swaps, residential mortgage-backed securities, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the comparable asset price of the corporate debt securities in isolation would result in a significantly higher (lower) fair value measurement.

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
The following is a summary of Jefferies Group's gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
Financial Instruments Owned:
Loans and other receivables	$14,002	$24,846	$7,495	$27,715

Financial Instruments Sold:
Loans	$(2,708)	$3,436	$(2,467)	$(7,286)
Loan commitments	$(1,695)	$82	$(1,964)	$229

Long-term Debt:
Changes in instrument specific credit risk (1)	$1,401	$5,638	$19,986	$(14,141)
Other changes in fair value (2)	$(6,842)	$(1,854)	$33,626	$2,786

Short-term Borrowings:
Changes in instrument specific credit risk (1)	$—	$19	$—	$1
Other changes in fair value (2)	$—	$(2,570)	$—	$(37)

(1)	Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	September 30, 2018	December 31, 2017
Financial Instruments Owned:
Loans and other receivables (1)	$896,470	$752,076
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	$167,355	$159,462
Long-term debt and short-term borrowings	$89,345	$32,839

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.

(2)
Amounts include all loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $33.7 million and $38.7 million at September 30, 2018 and December 31, 2017, respectively.

The aggregate fair value of Jefferies Group's loans and other receivables on nonaccrual status and/or 90 days or greater past due was $77.0 million and $55.1 million at September 30, 2018 and December 31, 2017, respectively, which includes loans and other receivables 90 days or greater past due of $25.6 million and $37.4 million at September 30, 2018 and December 31, 2017, respectively.

Jefferies Group had elected the fair value option for its investment in KCG Holdings, Inc. ("KCG"). The change in the fair value of this investment aggregated $2.2 million and $93.4 million for the three and nine months ended September 30, 2017, respectively. Jefferies Group's investment in KCG was sold in July 2017.

As of December 31, 2017, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG’s outstanding common shares, which were accounted for under the fair value option. On July 13, 2018, HRG merged into its 62% owned subsidiary, Spectrum Brands. Our approximately 23% owned interest in HRG thereby converted into approximately 14% of the outstanding shares of the re-named company, Spectrum Brands, which we account for under the fair value option. As of September 30, 2018, we owned approximately 7.5 million common shares of Spectrum Brands, representing approximately 14% of Spectrum Brands outstanding common shares. The shares are included in our Consolidated Statements of Financial Condition at fair value of $561.5 million and $789.9 million at September 30, 2018 and December 31, 2017, respectively. The shares were acquired at an aggregate cost of $475.6 million. The change in the fair value of our investment in Spectrum Brands/HRG aggregated $(48.5) million and $(97.9) million for the three months ended September 30, 2018 and 2017, respectively, and $(228.4) million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. As reported in its Form 10-Q, for the nine months ended June 30, 2018 and 2017, Spectrum Brands' revenues were $2,358.1 million and $2,222.7 million, respectively; net income (loss) from continuing operations was $443.7 million and $(46.0) million, respectively; net income was $941.6 million and $249.2 million, respectively; and net income attributable to Spectrum Brands controlling interest was $847.7 million and $132.2 million, respectively. One of our officers currently serves as a director on Spectrum Brands board.
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
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.8 million and $99.7 million at September 30, 2018 and December 31, 2017, respectively. See Note 22 for additional information related to financial instruments not measured at fair value.
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

The following table presents the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
September 30, 2018
Derivatives designated as accounting hedges - interest rate contracts	$—	—	$30,018	1

Derivatives not designated as accounting hedges:
Interest rate contracts	$766,233	20,867	$892,562	38,331
Foreign exchange contracts	234,641	8,569	223,565	7,486
Equity contracts	2,491,005	1,892,926	2,987,654	1,836,128
Commodity contracts	4,599	6,331	16,312	3,585
Credit contracts	27,267	172	20,140	76
Total	3,523,745		4,140,233
Counterparty/cash-collateral netting (1)	(3,334,100)		(3,454,488)
Total derivatives not designated as accounting hedges	$189,645		$685,745

Total per Consolidated Statement of Financial Condition (2)	$189,645		$715,763

December 31, 2017
Derivatives designated as accounting hedges - interest rate contracts	$—	—	$2,420	1

Derivatives not designated as accounting hedges:
Interest rate contracts	$1,717,058	38,941	$1,708,776	12,828
Foreign exchange contracts	366,541	6,463	349,512	4,612
Equity contracts	1,373,016	2,728,750	1,638,258	2,118,526
Commodity contracts	3,093	7,249	5,141	6,047
Credit contracts	38,261	130	41,801	191
Total	3,497,969		3,743,488
Counterparty/cash-collateral netting (1)(3)	(3,318,481)		(3,490,514)
Total derivatives not designated as accounting hedges	$179,488		$252,974

Total per Consolidated Statement of Financial Condition (2)(3)	$179,488		$255,394

(1)	Amounts netted include both netting by counterparty and for cash collateral paid or received.

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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
Interest rate swaps	$(1,161)	$6,217	$(22,363)	$13,960
Long-term debt	1,221	(4,680)	24,055	(9,570)
Total	$60	$1,537	$1,692	$4,390

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in Income (loss) from continuing operations in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
Interest rate contracts	$13,951	$(7,485)	$36,053	$2,555
Foreign exchange contracts	(4,781)	481	6,737	3,341
Equity contracts	1,019	(142,931)	(249,546)	(294,635)
Commodity contracts	(6,845)	(1,422)	(23,150)	(3,260)
Credit contracts	20	(7,947)	760	6,133
Total	$3,364	$(159,304)	$(229,146)	$(285,866)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at September 30, 2018 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$738	$512	$—	$—	$1,250
Equity swaps and options	10,226	8,071	2,195	—	20,492
Credit default swaps	82	21,802	—	(11)	21,873
Total return swaps	46,036	29,910	—	(4,334)	71,612
Foreign currency forwards, swaps and options	42,326	22,130	—	(9,550)	54,906
Fixed income forwards	2,113	—	—	—	2,113
Interest rate swaps, options and forwards	13,104	96,631	95,973	(91,673)	114,035
Total	$114,625	$179,056	$98,168	$(105,568)	286,281
Cross product counterparty netting					(34,971)
Total OTC derivative assets included in Trading assets					$251,310

(1)	At September 30, 2018, we held exchange traded derivative assets, other derivative assets and other credit agreements with a fair value of $96.6 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At September 30, 2018, cash collateral received was $158.2 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$12,234	$2,388	$—	$—	$14,622
Equity swaps and options	15,125	92,491	13,048	—	120,664
Credit default swaps	17	11,480	—	(11)	11,486
Total return swaps	67,526	19,806	—	(4,334)	82,998
Foreign currency forwards, swaps and options	36,183	17,496	—	(9,550)	44,129
Fixed income forwards	685	—	—	—	685
Interest rate swaps, options and forwards	16,388	148,685	198,569	(91,673)	271,969
Total	$148,158	$292,346	$211,617	$(105,568)	546,553
Cross product counterparty netting					(34,971)
Total OTC derivative liabilities included in Trading liabilities					$511,582

(1)
At September 30, 2018, we held exchange traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $482.8 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At September 30, 2018, cash collateral pledged was $278.6 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At September 30, 2018, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$137,910
BBB- to BBB+	20,490
BB+ or lower	74,097
Unrated	18,813
Total	$251,310

(1)
Jefferies Group utilizes internal credit ratings determined by Jefferies Group's Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
September 30, 2018
Credit protection sold:
Index credit default swaps	$3.0	$15.0	$—	$18.0
Single name credit default swaps	$32.5	$39.9	$2.9	$75.3

December 31, 2017
Credit protection sold:
Index credit default swaps	$3.0	$126.0	$—	$129.0
Single name credit default swaps	$129.1	$89.1	$—	$218.2

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

	September 30, 2018	December 31, 2017

Derivative instrument liabilities with credit-risk-related contingent features	$106.3	$95.1
Collateral posted	$(59.3)	$(86.4)
Collateral received	$129.7	$5.6
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	$176.6	$14.3

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

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
September 30, 2018
Cash	$—	$4,361	$4,361
Corporate equity securities	2,214,433	490,609	2,705,042
Corporate debt securities	315,718	1,496,127	1,811,845
Mortgage- and asset-backed securities	—	2,667,439	2,667,439
U.S. government and federal agency securities	1,353	10,124,642	10,125,995
Municipal securities	—	582,699	582,699
Sovereign obligations	—	1,955,879	1,955,879
Loans and other receivables	—	517,703	517,703
Total	$2,531,504	$17,839,459	$20,370,963

December 31, 2017
Corporate equity securities	$2,353,798	$214,413	$2,568,211
Corporate debt securities	470,908	2,336,702	2,807,610
Mortgage- and asset-backed securities	—	2,562,268	2,562,268
U.S. government and federal agency securities	19,205	11,792,534	11,811,739
Municipal securities	—	444,861	444,861
Sovereign obligations	—	2,023,530	2,023,530
Loans and other receivables	—	454,941	454,941
Total	$2,843,911	$19,829,249	$22,673,160

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
September 30, 2018
Securities lending arrangements	$1,354,136	$—	$847,577	$329,791	$2,531,504
Repurchase agreements	8,122,962	2,733,400	4,342,923	2,640,174	17,839,459
Total	$9,477,098	$2,733,400	$5,190,500	$2,969,965	$20,370,963

December 31, 2017
Securities lending arrangements	$1,676,940	$—	$741,971	$425,000	$2,843,911
Repurchase agreements	10,780,474	4,058,228	3,211,464	1,779,083	19,829,249
Total	$12,457,414	$4,058,228	$3,953,435	$2,204,083	$22,673,160

Jefferies Group receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. Jefferies Group also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities. In many instances, Jefferies Group is permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At September 30, 2018 and December 31, 2017, the approximate fair value of securities received as collateral by Jefferies Group that may be sold or repledged was $25.2 billion and $27.1 billion, respectively. A substantial portion of these securities have been sold or repledged.

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
The following table presents activity related to Jefferies Group's securitizations that were accounted for as sales in which it had continuing involvement (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Transferred assets	$1,865.5	$1,009.1	$5,665.9	$2,677.7
Proceeds on new securitizations	$1,866.2	$1,017.2	$5,668.6	$2,703.3
Cash flows received on retained interests	$17.2	$8.7	$35.7	$22.7
Jefferies Group has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitization activities at September 30, 2018 and December 31, 2017.

The following table summarizes Jefferies Group's retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	September 30, 2018		December 31, 2017
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$13,306.0	$192.7	$6,383.5	$28.2
U.S. government agency commercial mortgage-backed securities	$2,101.5	$276.1	$2,075.7	$81.4
CLOs	$3,442.3	$26.4	$3,957.8	$20.3
Consumer and other loans	$648.9	$53.0	$247.6	$47.8
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

Note 7.  Available for Sale Securities and Other Investments

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
Bonds and notes:
U.S. government securities	$1,608,076	$2	$353	$1,607,725
Residential mortgage-backed securities	147,294	138	754	146,678
Commercial mortgage-backed securities	16,049	—	330	15,719
Other asset-backed securities	98,543	9	254	98,298
Total fixed maturities	1,869,962	149	1,691	1,868,420

Total Available for sale securities	$1,869,962	$149	$1,691	$1,868,420

December 31, 2017
Bonds and notes:
U.S. government securities	$552,847	$—	$42	$552,805
Residential mortgage-backed securities	34,381	272	92	34,561
Commercial mortgage-backed securities	5,857	17	4	5,870
Other asset-backed securities	34,837	46	44	34,839
Total fixed maturities	627,922	335	182	628,075

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	17,500	—	52,571
Industrial, miscellaneous and all other	17,504	18,411	—	35,915
Total equity securities	52,575	35,911	—	88,486

Total Available for sale securities	$680,497	$36,246	$182	$716,561

As of January 1, 2018, the Company adopted the FASB's new guidance that affects the accounting for equity investments and the presentation and disclosure requirements for financial instruments. At September 30, 2018, equity investments are primarily classified as Trading assets, at fair value and the change in fair value of equity securities is now recognized through the Consolidated Statements of Operations. See Note 2 for additional information.

At September 30, 2018, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $233.7 million. There were no unrealized gains, losses or impairments recognized on these investments during the three and nine months ended September 30, 2018.

The amortized cost and estimated fair value of investments classified as available for sale at September 30, 2018, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$1,608,076	$1,607,725
	1,608,076	1,607,725
Mortgage-backed and asset-backed securities	261,886	260,695
	$1,869,962	$1,868,420

At September 30, 2018, the unrealized losses on investments which have been in a continuous unrealized loss position 12 months or longer were not significant.

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

	September 30, 2018	December 31, 2017
Cash	$—	$11.7
Financial instruments owned	—	37.6
Securities purchased under agreement to resell (1)	1,043.4	729.3
Receivables	453.2	318.1
Other	25.8	15.5
Total assets	$1,522.4	$1,112.2

Other secured financings (2)	$1,478.3	$1,073.5
Other (3)	44.1	38.3
Total liabilities	$1,522.4	$1,111.8

(1)	Securities purchased under agreements to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $37.7 million and $44.1 million of the secured financings represent an amount held by Jefferies Group in inventory and eliminated in consolidation at September 30, 2018 and December 31, 2017, respectively.

(3)	Includes $31.1 million and $32.0 million at September 30, 2018 and December 31, 2017, respectively, of intercompany payables that are eliminated in consolidation.

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

Jefferies Group was previously the primary beneficiary of a securitization vehicle associated with their financing of small business loans. In the creation of the securitization vehicle, Jefferies Group was involved in the decisions made during the establishment and design of the entity and holds variable interests consisting of the securities retained that could potentially be significant. The assets of the VIE consisted of small business loans, which were available for the benefit of the vehicles' beneficial interest holders. The creditors of the VIE did not have recourse to Jefferies Group's general credit and the assets of the VIE were not available to satisfy any other debt.

At September 30, 2018 and December 31, 2017, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt. During the nine months ended September 30, 2018, automobile loan receivables aggregating $290.9 million were securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital’s two credit facilities.

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities

September 30, 2018
CLOs	$57.0	$0.7	$784.0	$3,348.0
Consumer loan vehicles	323.5	—	602.4	3,441.8
Related party private equity vehicles	34.1	—	52.0	107.2
Other private investment vehicles	160.4	—	170.8	5,324.2
Total	$575.0	$0.7	$1,609.2	$12,221.2

December 31, 2017
CLOs	$168.1	$8.9	$1,030.4	$5,364.3
Consumer loan vehicles	254.8	—	759.8	2,322.7
Related party private equity vehicles	23.7	—	45.4	75.0
Other private investment vehicles	133.0	—	142.0	4,624.9
Total	$579.6	$8.9	$1,977.6	$12,386.9

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

Related Party Private Equity Vehicles. Jefferies Group committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies Group committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies Group's variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies Group with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At September 30, 2018 and December 31, 2017, Jefferies Group's total equity commitment in the JCP Entities was $139.3 million and $148.1 million, respectively, of which $121.3 million and $126.3 million had been funded, respectively. The carrying value of Jefferies Group's equity investments in the JCP Entities was $34.1 million and $23.7 million at September 30, 2018 and December 31, 2017, respectively. Jefferies Group's exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Private Investment Vehicles.  The carrying amount of our equity investment was $160.4 million and $133.0 million at September 30, 2018 and December 31, 2017, respectively. Our unfunded equity commitment related to these investments totaled $10.3 million and $9.1 million at September 30, 2018 and December 31, 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

Mortgage- and Other Asset-Backed Securitization Vehicles.  In connection with Jefferies Group's secondary trading and market-making activities, Jefferies Group buys and sells agency and non-agency mortgage-backed securities and other asset-backed securities, which are issued by third-party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Trading assets in our Consolidated Statements of Financial Condition. Jefferies Group has no other involvement with the related SPEs and therefore does not consolidate these entities.

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

At September 30, 2018 and December 31, 2017, Jefferies Group held $2,622.2 million and $1,829.6 million of agency mortgage-backed securities, respectively, and $156.6 million and $253.2 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities. Jefferies Group's maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about Jefferies Group's variable interests in nonconsolidated VIEs.

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

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Loans to and investments in associated companies as of January 1,	Income (losses) related to associated companies	Income (losses) related to Jefferies Group's associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of September 30,

2018
Jefferies Finance	$655,467	$—	$36,497	$43,470	$—	$735,434
National Beef (2)	—	83,287	—	(48,656)	592,239	626,870
Berkadia	210,594	80,092	—	(42,064)	(1,054)	247,568
FXCM (3)	158,856	(19,322)	—	—	(513)	139,021
Garcadia companies (4)	179,143	21,646	—	(26,962)	(173,827)	—
Linkem	192,136	(20,534)	—	542	(3,601)	168,543
HomeFed	341,874	(3,338)	—	—	—	338,536
Golden Queen (5)	105,005	(52,028)	—	8,441	—	61,418
Other	223,754	(5,483)	(5,810)	(69,071)	(9,879)	133,511
Total	$2,066,829	$84,320	$30,687	$(134,300)	$403,365	$2,450,901

2017
Jefferies Finance	$490,464	$—	$63,685	$109,899	$—	$664,048
Jefferies LoanCore	154,731	—	8,030	43,714	1,095	207,570
Berkadia	184,443	67,979	—	(52,300)	(174)	199,948
FXCM (3)	336,258	(166,360)	—	—	731	170,629
Garcadia companies	185,815	38,536	—	(40,955)	—	183,396
Linkem	154,000	(26,557)	—	31,996	33,979	193,418
HomeFed	302,231	9,922	—	31,918	—	344,071
Golden Queen	111,302	(3,684)	—	(59)	—	107,559
Other	205,854	(4,249)	(6,392)	79,636	5,492	280,341
Total	$2,125,098	$(84,413)	$65,323	$203,849	$41,123	$2,350,980

(1)	Primarily classified in Investment banking revenues and Other revenues.

(2)
As discussed more fully in Notes 1 and 24, in June 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining interest under the equity method of accounting. The carrying value of our retained 31% interest was adjusted to a fair value of $592.3 million on the date of sale.

(3)
As further described in Note 3, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included as Loans to and investments in associated companies and our term loan is included as Trading assets, at fair value in our Consolidated Statements of Financial Condition.

(4)	As more fully discussed in Note 1, during the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family.

(5)	At September 30, 2018 and December 31, 2017, the balance reflects $15.1 million and $30.5 million, respectively, related to a noncontrolling interest.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
National Beef	$58,886	$—	$83,287	$—
Berkadia	28,350	34,839	80,092	67,979
FXCM	(4,282)	(4,345)	(19,322)	(166,360)
Garcadia companies	691	12,565	21,646	38,536
Linkem	(7,770)	(9,533)	(20,534)	(26,557)
HomeFed	(7,783)	238	(3,338)	9,922
Golden Queen	(48,732)	(1,975)	(52,028)	(3,684)
Other	(493)	(1,732)	(5,483)	(4,249)
Total	$18,867	$30,057	$84,320	$(84,413)

Income (losses) related to Jefferies Group's associated companies (primarily classified in Investment banking revenues and Other revenues) includes the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Jefferies Finance	$5,931	$13,509	$36,497	$63,685
Jefferies LoanCore	—	1,656	—	8,030
Other	(78)	(4,337)	(5,810)	(6,392)
Total	$5,853	$10,828	$30,687	$65,323

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

At September 30, 2018, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At September 30, 2018, $706.5 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2019 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at September 30, 2018 and December 31, 2017. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2019 with automatic one year extensions absent a 60-day termination notice by either party. At September 30, 2018 and December 31, 2017, none of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $0.3 million and $0.5 million during the three months ended September 30, 2018 and 2017, respectively, and $2.0 million and $3.3 million during the nine months ended September 30, 2018 and 2017, respectively.

Jefferies Group engages in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, Jefferies Group earned fees of $71.1 million and $104.2 million during the three months ended September 30, 2018 and 2017, respectively, and $282.1 million and $243.5 million during the nine months ended September 30, 2018 and 2017, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations. In addition, Jefferies Group paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $12.1 million and $0.0 million during the three months ended September 30, 2018 and 2017, respectively, and $45.5 million and $2.5 million during the nine months ended September 30, 2018 and 2017, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees of $0.4 million and $0.8 million during the three months ended September 30, 2018 and 2017, respectively, and $3.1 million and $4.7 million during the nine months ended September 30, 2018 and 2017, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations. At September 30, 2018 and December 31, 2017, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Trading assets. Additionally, Jefferies Group has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO. Gains (losses) related to the derivative contracts were not material.

Under a service agreement, Jefferies Group charged Jefferies Finance $13.3 million and $7.9 million during the three months ended September 30, 2018 and 2017, respectively, and $48.3 million and $37.4 million during the nine months ended September 30, 2018 and 2017, respectively, for services provided. At September 30, 2018, Jefferies Group had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $36.3 million and a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $14.1 million. At December 31, 2017, Jefferies Group had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $34.6 million and a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition, of $14.1 million.

Jefferies Group enters into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts Jefferies Group had $0.2 million recorded in Payables, expense accruals and other liabilities and $1.5 million included in Trading assets in our Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017, respectively.

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

National Beef

National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. As discussed in Notes 1 and 24, on June 5, 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining interest under the equity method of accounting.

As required as a result of the deconsolidation of National Beef, we adjusted the carrying value of our retained 31% interest in National Beef to fair value. The fair value of our retained 31% interest in National Beef of $592.3 million was based on the implied equity value of 100% of National Beef from the transaction with Marfrig. The transaction with Marfrig was based on a $1.9 billion equity valuation and a $2.3 billion enterprise valuation for 100% of National Beef. The fair value was allocated to the tangible and intangible assets of National Beef and a number of assets including customer relationships, tradenames, cattle supply contracts and property, plant and equipment had fair values higher than book values. As we recognize our share of National Beef's income going forward, the difference between the estimated fair value and the underlying book value of National Beef's customer relationships, tradenames, cattle supply contracts and property, plant and equipment will be amortized over their respective useful lives (weighted average life of 15 years).

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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. As of September 30, 2018, the aggregate amount of commercial paper outstanding was $1.47 billion.

As discussed further in Note 1, on October 1, 2018, the Company's interest in Berkadia was transferred to Jefferies Group.

FXCM

As discussed more fully in Note 3, at September 30, 2018, Jefferies has a 50% voting interest in FXCM and a senior secured term loan to FXCM due January 2019. On September 1, 2016, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in our Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology, tradename, leases and long-term debt over their respective useful lives.

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
Garcadia
Garcadia was a joint venture between us and Garff Enterprises, Inc. ("Garff") that owned and operated 28 automobile dealerships comprised of domestic and foreign automobile makers. The Garcadia joint venture agreement specified that we and Garff had equal board representation and equal votes on all matters affecting Garcadia, and that all operating cash flows from Garcadia would be allocated 65% to us and 35% to Garff, with the exception of one dealership from which we received 83% of all operating cash flows and four other dealerships from which we received 71% of all operating cash flows. Garcadia’s strategy was to acquire automobile dealerships in primary or secondary market locations meeting its specified return criteria.
In the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family, for $417.2 million in cash. The pre-tax gain recognized as a result of this transaction, $221.7 million for the three and nine months ended September 30, 2018, is classified as Other revenue.

Linkem

We own approximately 42% of the common shares of Linkem, a fixed wireless broadband services provider in Italy. In addition, we own approximately 63% of the 5% convertible preferred stock, which is automatically convertible to common shares in 2022. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 54% of Linkem’s common equity at September 30, 2018. We have approximately 48% of the total voting securities of Linkem.

HomeFed

At September 30, 2018, we own 10,852,123 shares of HomeFed’s common stock, representing approximately 70% of HomeFed’s outstanding common shares; however, we have contractually agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted. HomeFed develops and owns residential and mixed-use real estate properties. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD). As a result of a 1998 distribution to all of our shareholders, approximately 5% of HomeFed is beneficially owned by our Chairman at September 30, 2018. Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed’s Chairman, and our President. Since we do not control HomeFed, our investment in HomeFed is accounted for under the equity method as an investment in an associated company.

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

As a result of our consolidating Gauss LLC, our Loans to and investments in associated companies reflects Gauss LLC’s net investment of $127.5 million in the joint venture, which includes both the amount we contributed and the amount contributed by the Clay family. The joint venture, Golden Queen, is considered a VIE and we have determined that we are not the primary beneficiary of the joint venture and are therefore not consolidating its results. Our maximum exposure to loss as a result of our involvement with the joint venture is limited to our investment.

In the third quarter of 2018, Golden Queen completed an updated mine plan and financial projections reflecting lower grades of gold as well as a decrease in the market price of gold. As a result of lower projected cash flows, we engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in Golden Queen. Our estimate of fair value was based on a discounted cash flow analysis. The result of our analysis indicated that the estimated fair value of our equity interest in Golden Queen was lower than our prior carrying value by $47.9 million. We concluded based on lower projected cash flows and a decline in the market price of gold that the decline in fair value of our equity interest was other than temporary. As such, an impairment charge of $47.9 million was recorded in Income (loss) related to associated companies in the three and nine months ended September 30, 2018.
Other
The following table provides summarized data for certain associated companies (Jefferies Finance, National Beef for the period subsequent to the closing of the transaction with Marfrig on June 5, 2018 and Berkadia) (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Revenues	$3,341,369	$763,727
Income from continuing operations before extraordinary items	$591,191	$267,796
Net income	$591,191	$267,796

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at September 30, 2018
Derivative contracts	$3,523,745	$(3,334,100)	$189,645	$—	$—	$189,645
Securities borrowing arrangements	$7,369,908	$—	$7,369,908	$(529,662)	$(1,088,612)	$5,751,634
Reverse repurchase agreements	$11,634,035	$(7,974,976)	$3,659,059	$(187,426)	$(3,441,009)	$30,624

Liabilities at September 30, 2018
Derivative contracts	$4,170,251	$(3,454,488)	$715,763	$—	$—	$715,763
Securities lending arrangements	$2,531,504	$—	$2,531,504	$(529,662)	$(1,977,558)	$24,284
Repurchase agreements	$17,839,459	$(7,974,976)	$9,864,483	$(187,426)	$(8,632,482)	$1,044,575

Assets at December 31, 2017
Derivative contracts	$3,497,969	$(3,318,481)	$179,488	$—	$—	$179,488
Securities borrowing arrangements	$7,721,803	$—	$7,721,803	$(966,712)	$(1,032,629)	$5,722,462
Reverse repurchase agreements	$14,858,297	$(11,168,738)	$3,689,559	$(463,973)	$(3,207,147)	$18,439

Liabilities at December 31, 2017
Derivative contracts	$3,745,908	$(3,490,514)	$255,394	$—	$—	$255,394
Securities lending arrangements	$2,843,911	$—	$2,843,911	$(966,712)	$(1,795,408)	$81,791
Repurchase agreements	$19,829,249	$(11,168,738)	$8,660,511	$(463,973)	$(7,067,512)	$1,129,026

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

(3)
At September 30, 2018, amounts include $5,717.1 million of securities borrowing arrangements, for which we have received securities collateral of $5,544.1 million, and $1,019.6 million of repurchase agreements, for which we have pledged securities collateral of $1,054.1 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable. At December 31, 2017, amounts include $5,678.6 million of securities borrowing arrangements, for which we have received securities collateral of $5,516.7 million, and $1,084.4 million of repurchase agreements, for which we have pledged securities collateral of $1,115.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	September 30, 2018	December 31, 2017
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,475	$8,551

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $100,591 and $230,074	70,071	347,767
Trademarks and tradenames, net of accumulated amortization of $20,211 and $95,627	108,406	293,851
Supply contracts, net of accumulated amortization of $0 and $57,440	—	86,160
Other, net of accumulated amortization of $4,132 and $3,885	4,818	4,701
Total intangible assets, net	191,770	741,030

Goodwill:
National Beef	—	14,991
Jefferies Group	1,699,269	1,703,300
Other operations	3,859	3,859
Total goodwill	1,703,128	1,722,150

Total intangible assets, net and goodwill	$1,894,898	$2,463,180

Amortization expense on intangible assets included in Income (loss) from continuing operations was $3.3 million and $3.2 million for the three months ended September 30, 2018 and 2017, respectively, and $9.9 million and $9.7 million for the nine months ended September 30, 2018 and 2017, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$3,359
2019	$13,439
2020	$13,439
2021	$13,052
2022	$13,052

As further discussed in Note 1, on June 5, 2018, we sold 48% of National Beef to Marfrig. Upon closing of the transaction with Marfrig, we deconsolidated our investment in National Beef, including its Intangible assets, net and goodwill. Intangible assets, net and goodwill at December 31, 2017 included $539.6 million of intangibles and $15.0 million of goodwill related to National Beef.

Goodwill and Intangible Impairment Testing

We performed our annual impairment testing of Jefferies Group goodwill as of August 1, 2018. The quantitative goodwill impairment test is performed at our reporting unit level and consists of two steps. In the first step, the fair value of the reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.

The estimated fair value of Jefferies Group is based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process for Jefferies Group at August 1, 2018. The results of our annual goodwill impairment test for Jefferies Group did not indicate any goodwill impairment.

Jefferies Group performed its annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2018. Jefferies Group elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of its indefinite-life intangible assets. With regard to its qualitative assessment of the remaining indefinite-life intangible assets, based on its assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, Jefferies Group has concluded that it is not more likely than not that the intangible assets are impaired. Jefferies Group recognized an immaterial impairment loss on certain exchange membership interests and registrations during the nine months ended September 30, 2018.

Note 12.  Short-Term Borrowings

Jefferies Group's short-term borrowings, which mature in one year or less, are as follows (in thousands):

	September 30, 2018	December 31, 2017
Bank loans (1)	$324,021	$304,651
Floating rate puttable notes	57,985	108,240
Equity-linked notes	—	23,324
Total short-term borrowings	$382,006	$436,215

(1) Bank loans include loans entered into, pursuant to a Master Loan Agreement, between the Bank of New York and Jefferies Group.

At September 30, 2018 and December 31, 2017, the weighted average interest rate on short-term borrowings outstanding was 3.39% and 2.51% per annum, respectively.

During the nine months ended September 30, 2018, Jefferies Group issued equity-linked notes with a principal amount of $70.5 million, which matured on July 12, 2018. These notes were repaid with cash on hand on the maturity date. In addition, during the nine months ended September 30, 2018, Jefferies Group's floating rate puttable notes with principal amounts of €41.0 million and Jefferies Group's equity-linked notes with a principal amount of $23.3 million matured. See Note 3 for further information.

The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for Jefferies Group. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the nine months ended September 30, 2018, Jefferies Group was in compliance with debt covenants under the Intraday Credit Facility.

Note 13.  Long-Term Debt

The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$743,203	$742,348
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,710	246,673
Total long-term debt – Parent Company	989,913	989,021

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
5.125% Senior Notes, due April 13, 2018, $0 and $678,300 principal (1)	—	682,338
8.50% Senior Notes, due July 15, 2019, $680,800 principal	707,072	728,872
2.375% Euro Medium Term Notes, due May 20, 2020, $579,850 and $594,725 principal	578,896	593,334
6.875% Senior Notes, due April 15, 2021, $750,000 principal	795,967	808,157
2.25% Euro Medium Term Notes, due July 13, 2022, $4,639 and $4,758 principal	4,332	4,389
5.125% Senior Notes, due January 20, 2023, $600,000 principal	613,634	615,703
4.85% Senior Notes, due January 15, 2027, $750,000 principal (2)	712,667	736,357
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	374,211	375,794
3.875% Convertible Senior Debentures, due November 1, 2029, $0 and $324,779 principal	—	324,779
4.15% Senior Notes, due January 23, 2030, $1,000,000 and $0 principal	987,576	—
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	511,758	512,040
6.50% Senior Notes, due January 20, 2043, $400,000 principal	420,718	420,990
Structured Notes (3)	709,557	614,091
Jefferies Group Revolving Credit Facility	158,478	—
National Beef Reducing Revolver Loan	—	120,000
National Beef Revolving Credit Facility	—	76,809
Foursight Capital Credit Facilities	138,033	170,455
Other	74,613	112,654
Total long-term debt – subsidiaries	6,787,512	6,896,762

Long-term debt	$7,777,425	$7,885,783

(1)	On April 13, 2018, these 5.125% Senior Notes were redeemed by Jefferies Group with cash on hand.

(2)
Amount includes a gain of $24.1 million and a loss of $9.6 million during the nine months ended September 30, 2018 and 2017, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 4 for further information.

(3)
Includes $709.6 million and $607.0 million at fair value at September 30, 2018 and December 31, 2017, respectively. These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues.

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

In January 2018, Jefferies Group issued 4.15% senior notes with a principal amount of $1.0 billion, due 2030. Additionally, structured notes with a total principal amount of approximately $162.6 million, net of retirements were issued during the nine months ended September 30, 2018.

On May 16, 2018, Jefferies Group entered into a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $160.0 million. Jefferies Group Revolving Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of certain of its subsidiaries and its minimum tangible net worth, liquidity requirements and minimum capital requirements. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in Jefferies Group Revolving Credit Facility agreement. The obligations of certain of Jefferies Group's subsidiaries under Jefferies Group Revolving Credit Facility are secured by substantially all its assets. At September 30, 2018, Jefferies Group was in compliance with debt covenants under Jefferies Group Revolving Credit Facility.

As further discussed in Note 1, on June 5, 2018, we sold 48% of National Beef to Marfrig. Upon closing of the transaction with Marfrig, we deconsolidated our investment in National Beef, including its long-term debt. Long-term debt at December 31, 2017 included $199.2 million related to National Beef.

At September 30, 2018, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $225.0 million, which mature in March 2020 and July 2020. The March 2020 credit facility bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity and the July 2020 credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. As a condition of the March 2020 credit facility, Foursight Capital is obligated to maintain cash reserves in an amount equal to the quoted price of an interest rate cap sufficient to meet the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $167.9 million at September 30, 2018.

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

Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value. The following table rolls forward National Beef’s redeemable noncontrolling interests activity (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
As of January 1,	$412,128	$321,962
Income allocated to redeemable noncontrolling interests	37,141	65,088
Distributions to redeemable noncontrolling interests	(70,681)	(37,029)
Increase in fair value of redeemable noncontrolling interests	21,404	24,404
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustment prior to deconsolidation	(237,669)	—
Deconsolidation of National Beef	(162,323)	—
Balance, September 30,	$—	$374,425

At September 30, 2018 and December 31, 2017, redeemable noncontrolling interests also include other redeemable noncontrolling interests of $21.4 million and $14.5 million, respectively, primarily related to our oil and gas exploration and development businesses. The majority of the increase in redeemable noncontrolling interests is due to an increase in fair value associated with Vitesse Energy Finance. We estimated the fair value of Vitesse Energy Finance based on a discounted cash flow analysis, market comparable method and market transaction method.

Mandatorily Redeemable Convertible Preferred Shares

In connection with our acquisition of Jefferies Group in March 2013, we issued a new series of 3.25% Cumulative Convertible Preferred Shares ("Preferred Shares") ($125.0 million at mandatory redemption value) in exchange for Jefferies Group's outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,162,200 common shares, an effective conversion price of $30.03 per share. The holders of the Preferred Shares are also entitled to an additional quarterly payment in the event we declare and pay a dividend on our common stock in an amount greater than $0.0625 per common share per quarter. The additional quarterly payment would be paid to the holders of Preferred Shares on an as converted basis and on a per share basis would equal the quarterly dividend declared and paid to a holder of a share of common stock in excess of $0.0625 per share. In the third quarter of 2017, we increased our quarterly dividend from $0.0625 to $0.10 per common share. In the third quarter of 2018, we increased our quarterly dividend from $0.10 to $0.125 per common share. These increased the preferred stock dividend from $3.2 million for the nine months ended September 30, 2017 to $3.6 million for the nine months ended September 30, 2018. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

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

Stock-Based Compensation Expense. Compensation and benefits expense included $12.8 million and $11.1 million for the three months ended September 30, 2018 and 2017, respectively, and $38.0 million and $31.5 million for the nine months ended September 30, 2018 and 2017, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $4.0 million and $4.0 million for the three months ended September 30, 2018 and 2017, respectively, and $10.0 million and $11.2 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, total unrecognized compensation cost related to nonvested share-based compensation plans was $131.5 million; this cost is expected to be recognized over a weighted average period of 2.4 years.

At September 30, 2018, there were 1,862,000 shares of restricted stock outstanding with future service required, 9,424,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 10,262,000 RSUs outstanding with no future service required and 871,000 shares issuable under other plans. Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 20,557,000.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. The restricted cash awards are amortized to compensation expense over the relevant service period. At September 30, 2018, the remaining unamortized amount of the restricted cash awards was $446.9 million; this cost is expected to be recognized over a weighted average period of two years.

Note 16.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income, net of taxes is as follows (in thousands):

	September 30, 2018	December 31, 2017
Net unrealized gains on available for sale securities	$542,790	$572,085
Net unrealized foreign exchange losses	(180,926)	(101,400)
Net unrealized losses on instrument specific credit risk	(18,916)	(34,432)
Net unrealized gains (losses) on cash flow hedges	446	(1,138)
Net minimum pension liability	(55,649)	(62,391)
	$287,745	$372,724

For the nine months ended September 30, 2018 and 2017, significant amounts reclassified out of accumulated other comprehensive income to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2018	2017
Net unrealized gains on available for sale securities, net of income tax provision of $37 and $14	$105	$24	Other revenues
Net unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(16) and $1,086	20,459	(5,310)	Other income and other expenses
Net unrealized gains on instrument specific credit risk, net of income tax provision of $126 and $0	371	—	Principal transactions
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(508) and $(604)	(1,398)	(1,297)	Selling, general and other expenses, which includes pension expense
Other pension, net of income tax benefit of $0 and $(1,231)	(5,344)	1,231	Compensation and benefits expense and Income tax provision (benefit)
Total reclassifications for the period, net of tax	$14,193	$(5,352)

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, Jefferies Group acquired a defined benefit pension plan located in Germany (the "German Pension Plan") for the benefit of eligible employees of Jefferies Bache in that territory. On December 28, 2017, a Liquidation Insurance Contract was entered into between Jefferies Bache Limited and Generali Lebensversicherung AG ("Generali") to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018 and released Jefferies Group from any and all obligations under the German Pension Plan. This transaction was completed in the first quarter of 2018. In connection with the transfer of the German Pension Plan, $5.3 million was reclassified to Compensation and benefits expense in the Consolidated Statements of Operations from Accumulated other comprehensive income during the nine months ended September 30, 2018.

Note 17. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018

Revenues from contracts with customers:
Commissions and other fees	$155,417	$461,023
Investment banking	460,043	1,400,331
Manufacturing revenues	94,029	307,129
Other	70,590	174,565
Total revenue from contracts with customers	780,079	2,343,048

Other sources of revenue:
Principal transactions	116,204	315,622
Interest income	336,736	939,272
Other	225,958	265,972
Total revenue from other sources	678,898	1,520,866

Total revenues	$1,458,977	$3,863,914
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
The following provides detailed information on the recognition of our revenues from contracts with customers:
Commissions and Other Fees. Jefferies Group earns commission revenue by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and Jefferies Group records a receivable between trade-date and payment on settlement date. Jefferies Group permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Jefferies Group acts as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs Jefferies Group's payments to third-party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in our Consolidated Statements of Operations.
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

Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as Jefferies Group's clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees Jefferies Group receives for its advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third-party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. Jefferies Group recognizes a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category in the Consolidated Statements of Operations and any expenses reimbursed by Jefferies Group's clients are recognized as Investment banking revenues.
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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the three and nine months ended September 30, 2018 (in thousands):

	Three months ended September 30, 2018
	Reportable Segments
	Jefferies Group	Corporate	All Other	Total

Major Business Activity:
Jefferies Group:
Equities (1)	$159,571	$—	$—	$159,571
Fixed Income (1)	3,007	—	—	3,007
Investment Banking	460,043	—	—	460,043
Asset Management	5,184	—	—	5,184
Manufacturing revenues	—	—	94,029	94,029
Oil and gas revenues	—	—	46,506	46,506
Other revenues	—	—	11,739	11,739
Total revenues from contracts with customers	$627,805	$—	$152,274	$780,079

Primary Geographic Region:
Americas	$545,998	$—	$151,687	$697,685
Europe, Middle East and Africa	62,914	—	514	63,428
Asia	18,893	—	73	18,966
Total revenues from contracts with customers	$627,805	$—	$152,274	$780,079

	Nine months ended September 30, 2018
	Reportable Segments
	Jefferies Group	Corporate	All Other	Total

Major Business Activity:
Jefferies Group:
Equities (1)	$471,161	$—	$—	$471,161
Fixed Income (1)	10,511	—	—	10,511
Investment Banking	1,400,331	—	—	1,400,331
Asset Management	16,130	—	—	16,130
Manufacturing revenues	—	—	307,129	307,129
Oil and gas revenues	—	—	106,741	106,741
Other revenues	—	—	31,045	31,045
Total revenues from contracts with customers	$1,898,133	$—	$444,915	$2,343,048

Primary Geographic Region:
Americas	$1,638,828	$—	$443,718	$2,082,546
Europe, Middle East and Africa	203,103	—	976	204,079
Asia	56,202	—	221	56,423
Total revenues from contracts with customers	$1,898,133	$—	$444,915	$2,343,048

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2018.
During the three and nine months ended September 30, 2018, Jefferies Group recognized $4.4 million and $18.3 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in consideration that was constrained in prior periods. In addition, Jefferies Group recognized $4.6 million and $13.5 million, respectively, of revenues primarily associated with distribution services during the three and nine months ended September 30, 2018, a portion of which relates to prior periods.
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
We had receivables related to revenues from contracts with customers of $259.1 million and $469.3 million at September 30, 2018 and December 31, 2017, respectively. As further discussed in Note 1, on June 5, 2018, we sold 48% of National Beef to Marfrig. Upon closing of the transaction with Marfrig, we deconsolidated our investment in National Beef, including its receivables related to revenues from contracts with customers. Receivables related to revenues from contracts with customers at December 31, 2017 included $183.4 million related to National Beef.
We had no significant impairments related to these receivables during the three and nine months ended September 30, 2018.
Our deferred revenue, which primarily relates to Jefferies Group, was $16.3 million and $15.5 million at September 30, 2018 and December 31, 2017, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended September 30, 2018, we recognized $6.3 million of deferred revenue from the balance at June 30, 2018. During the nine months ended September 30, 2018, we recognized $20.8 million of deferred revenue from the balance at December 31, 2017.
Contract Costs
Jefferies Group capitalizes costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At September 30, 2018, Jefferies Group's capitalized costs to fulfill a contract were $4.8 million, which are recorded in Receivables in the Consolidated Statement of Financial Condition. For the three and nine months ended September 30, 2018, Jefferies Group recognized $1.5 million and $1.5 million, respectively, of expenses related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended September 30, 2018. At September 30, 2018, capitalized costs related to our other subsidiaries were not material.

Note 18.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2018 was $237.8 million (including $63.0 million for interest), of which $184.0 million related to Jefferies Group. The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at December 31, 2017 was $226.4 million (including $57.4 million for interest), of which $177.8 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. Accrued interest is included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the nine months ended September 30, 2018 and the year ended December 31, 2017.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2013. We have settled our 2013 Internal Revenue Service examination with the settlement having an immaterial impact on our effective tax rate. Our New York State and New York City income tax returns are currently being audited for the 2012 to 2014 period and 2011 to 2014 period, respectively. Prior to becoming a wholly-owned subsidiary, Jefferies Group filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions. Jefferies Group is currently under examination by various major tax jurisdictions. We do not expect that resolution of these examinations will have a significant effect on our Consolidated Statements of Financial Condition, but could have a significant impact on the Consolidated Statements of Operations for the period in which resolution occurs.

Our provision for income taxes for continuing operations for the nine months ended September 30, 2018 was reduced by a $43.9 million benefit resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryforwards ("NOLs") which we now believe are more likely than not to be utilized before they expire. Our provision for income taxes from continuing operations for the nine months ended September 30, 2017 was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies Group's earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits.

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

Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in the financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to refinement of our calculations based on updated information, changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is complex and we continue to assess the impact that various provisions will have on our business. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected, we consider the accounting for the deferred tax asset remeasurements, the transition tax, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. During the nine months ended September 30, 2018, we revised our prior estimate and recorded a $3.8 million increase in our tax expense related to the Tax Act.

Note 19.  Common Share and Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$192,635	$99,351	$1,042,689	$438,952
Allocation of earnings to participating securities (1)	(1,054)	(368)	(5,049)	(1,692)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	191,581	98,983	1,037,640	437,260
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	3	(2)	34	3
Mandatorily redeemable convertible preferred share dividends	1,276	—	—	3,203
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$192,860	$98,981	$1,037,674	$440,466

Denominator for earnings per share:
Weighted average common shares outstanding	332,191	358,039	343,829	359,031
Weighted average shares of restricted stock outstanding with future service required	(1,879)	(1,320)	(1,681)	(1,377)
Weighted average RSUs outstanding with no future service required	11,122	11,109	11,152	11,082
Denominator for basic earnings per share – weighted average shares	341,434	367,828	353,300	368,736
Stock options	5	23	13	22
Senior executive compensation plan awards	4,706	2,347	3,856	2,313
Mandatorily redeemable convertible preferred shares	4,162	—	—	4,162
Denominator for diluted earnings per share	350,307	370,198	357,169	375,233

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,888,700 and 1,366,700 for the three months ended September 30, 2018 and 2017, respectively, and 1,700,700 and 1,433,500 for the nine months ended September 30, 2018 and 2017, respectively. Dividends declared on participating securities were not material during three and nine months ended September 30, 2018 and 2017. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

For the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. All of these convertible debentures were redeemed in January 2018. For the nine months ended September 30, 2018 and the three months ended September 30, 2017, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

The Board of Directors from time to time has authorized the repurchase of our common shares. In April 2018, the Board of Directors approved an increase to our share repurchase program to 25,000,000 common shares from the 12,500,000 million remaining under its prior authorization. In July 2018, the Board of Directors approved an increase to our share repurchase program by an additional 25,000,000 common shares. During the nine months ended September 30, 2018, we purchased a total of 26,119,483 of our common shares under these authorizations. As of September 30, 2018, 23,880,517 common shares remained authorized for repurchase.

Note 20.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Maximum Payout
Equity commitments (1)	$280.0	$56.9	$31.7	$—	$9.8	$378.4
Loan commitments (1)	—	250.0	54.4	32.5	—	336.9
Underwriting commitments	411.0	—	—	—	—	411.0
Forward starting reverse repos (2)	3,159.4	—	—	—	—	3,159.4
Forward starting repos (2)	2,057.8	—	—	—	—	2,057.8
Other unfunded commitments (1)	60.0	148.7	42.3	—	4.9	255.9
	$5,968.2	$455.6	$128.4	$32.5	$14.7	$6,599.4

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At September 30, 2018, $3,141.9 million of the forward starting securities purchased under agreements to resell and all of the securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consist of a team led by Brian P. Friedman, our President and a Director. At September 30, 2018, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $18.1 million.

See Note 9 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, as of September 30, 2018, we had other outstanding equity commitments to invest up to $316.7 million in various other investments, which include $280.0 million as part of the further development of our alternative asset management platforms.

Loan Commitments. From time to time Jefferies Group makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At September 30, 2018, Jefferies Group had $86.3 million of outstanding loan commitments to clients.

Loan commitments outstanding at September 30, 2018, also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At September 30, 2018, none of Jefferies Group's $250.0 million commitment was funded.

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

Contingencies

We and our subsidiaries are parties to legal and regulatory proceedings that are considered to be either ordinary, routine litigation incidental to their business or not significant to our consolidated financial position. We and our subsidiaries are also involved, from time to time, in other exams, investigations and similar reviews (both formal and informal) by governmental and self-

regulatory agencies regarding our businesses, certain of which may result in judgments, settlements, fines, penalties or other injunctions. We do not believe that any of these actions will have a significant adverse effect on our consolidated financial position or liquidity, but any amounts paid could be significant to results of operations for the period.

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
The following table summarizes the notional amounts associated with Jefferies Group derivative contracts meeting the definition of a guarantee under GAAP as of September 30, 2018 (in millions):

	Expected Maturity Date
Guarantee Type	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$10,898.5	$5,978.6	$2,948.5	$1,015.0	$454.6	$21,295.2
Written derivative contracts – credit related	—	—	36.4	33.8	—	70.2
Total derivative contracts	$10,898.5	$5,978.6	$2,984.9	$1,048.8	$454.6	$21,365.4

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). Jefferies Group substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments and Jefferies Group manages the risk associated with these contracts in the context of its overall risk management framework. Jefferies Group believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $216.9 million at September 30, 2018.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At September 30, 2018, the aggregate amount of commercial paper outstanding was $1.47 billion.
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
Standby Letters of Credit.  At September 30, 2018, Jefferies Group provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $51.8 million. Standby letters of credit commit Jefferies Group to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $1.1 million at September 30, 2018. Primarily all letters of credit expire within one year.

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

Jefferies LLC’s net capital and excess net capital at September 30, 2018 were $1,917.6 million and $1,806.2 million, respectively.

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
Note 22.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$663,508	$644,184	$579,071	$565,285

Financial Liabilities:
Short-term borrowings (2)	$382,006	$382,006	$412,891	$412,891
Long-term debt (3)	$7,067,868	$7,113,515	$7,278,827	$7,678,210

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

Note 23.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, our President and a Director ("Private Equity Related Funds"). Reflected in our Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017 are Jefferies Group's equity investments in Private Equity Related Funds of $34.1 million and $23.7 million, respectively. Net gains (losses) aggregating $0.2 million and $(0.4) million for the three months ended September 30, 2018 and 2017, respectively, and $10.2 million and $(9.8) million for the nine months ended September 30, 2018 and 2017, respectively, were recorded in Other revenues related to the Private Equity Related Funds. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 8 and 20.

Berkadia Commercial Mortgage, LLC.  At September 30, 2018 and December 31, 2017, Jefferies Group has commitments to purchase $748.8 million and $864.1 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

HRG. Jefferies Group recognized investment banking revenues of $3.0 million for the three and nine months ended September 30, 2018 in connection with the merger of HRG into Spectrum Brands, which is partially owned by Jefferies.

FXCM. Jefferies Group entered into OTC foreign exchange contracts with FXCM. In connection with these contracts, Jefferies Group had $12.3 million and $17.0 million at September 30, 2018 and December 31, 2017, respectively, included in Payables, expense accruals and other liabilities in our Consolidated Statements of Financial Condition.

Officers, Directors and Employees.  We have $51.2 million and $45.6 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at September 30, 2018 and December 31, 2017, respectively.

Receivables from and payables to customers include balances arising from officers, directors and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

See Note 9 for information on transactions with Jefferies Finance and HomeFed.

Note 24.  Discontinued Operations

On June 5, 2018, we sold 48% of National Beef to Marfrig for $907.7 million in cash, reducing our ownership in National Beef to 31%. Marfrig has also acquired an additional 3% of National Beef from other equity owners and now owns 51% of National Beef. Jefferies will continue to designate two board members and have a series of other rights in respect of our continuing equity interest, with a lockup period of five years and thereafter fair market value liquidity protections. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining interest under the equity method of accounting.

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

A summary of the results of discontinued operations for National Beef is as follows (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,

	2017	2018 (1)	2017
Revenues:
Beef processing services	$2,038,821	$3,137,611	$5,472,339
Interest income	58	131	230
Other	420	4,329	3,705
Total revenues	2,039,299	3,142,071	5,476,274

Expenses:
Compensation and benefits	10,505	17,414	29,649
Cost of sales	1,816,480	2,884,983	5,030,887
Interest expense	1,713	4,316	5,781
Depreciation and amortization	26,664	43,959	73,522
Selling, general and other expenses	9,458	14,291	26,428
Total expenses	1,864,820	2,964,963	5,166,267

Income from discontinued operations before income taxes	174,479	177,108	310,007
Income tax provision	53,490	47,045	90,856
Income from discontinued operations, net of income tax provision	$120,989	$130,063	$219,151

(1) Discontinued operations for the nine months ended September 30, 2018 include National Beef results through the June 5, 2018 transaction with Marfrig.

Net income attributable to the redeemable noncontrolling interests in the Consolidated Statements of Operations includes $36.6 million for the three months ended September 30, 2017 and $37.1 million and $65.1 million for the nine months ended September 30, 2018 and 2017, respectively, related to National Beef's noncontrolling interests. Pre-tax income from discontinued operations attributable to Jefferies Financial Group Inc. common shareholders was $137.8 million for the three months ended September 30, 2017 and $140.0 million and $244.9 million for the nine months ended September 30, 2018 and 2017, respectively.

As discussed above, we account for our retained 31% ownership of National Beef subsequent to the sale to Marfrig under the equity method. From June 5, 2018 through September 30, 2018, we recorded $83.3 million in Income (loss) related to associated companies from our 31% ownership in National Beef and we received distributions from National Beef of $48.7 million. The pre-tax income of 100% National Beef from June 5, 2018 through September 30, 2018 was $276.5 million.

During the nine months ended September 30, 2018, we also recorded a pre-tax gain on the National Beef transaction of $873.5 million ($643.9 million after-tax) which is reported in Gain on disposal of discontinued operations, net of income tax provision in the Consolidated Statements of Operations. Included in the $873.5 million pre-tax gain on the sale of National Beef was approximately $352.4 million related to the remeasurement of our retained 31% interest in National Beef to fair value. The $592.3 million fair value of our retained 31% interest in National Beef was based on the implied equity value of 100% of National Beef from the transaction with Marfrig and is considered a Level 3 input. The transaction with Marfrig was based on a $1.9 billion equity valuation and a $2.3 billion enterprise valuation.
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
All other consists of our other financial services businesses and investments and our merchant banking businesses and investments. Our other financial services businesses and investments include the Leucadia Asset Management platform, Foursight

Capital, and our investments in Berkadia, HomeFed and FXCM. Our merchant banking businesses and investments primarily include Vitesse Energy Finance, JETX Energy, Idaho Timber and our investments in Spectrum Brands, National Beef, Garcadia, Linkem and Golden Queen. As a result of the announced transactions and our current operating strategy, we have made changes to the corporate segment to reflect the way we currently manage our business, and have reclassified the prior periods to conform to current presentation.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net revenues:
Reportable Segments:
Jefferies Group	$774,749	$802,909	$2,419,410	$2,381,967
Corporate	8,692	1,915	14,753	4,257
Total net revenues related to reportable segments	783,441	804,824	2,434,163	2,386,224
All other (1)	367,405	52,399	523,277	634,386
Total consolidated net revenues	$1,150,846	$857,223	$2,957,440	$3,020,610

Income (loss) from continuing operations before income taxes:
Reportable Segments:
Jefferies Group	$86,154	$128,112	$336,922	$383,094
Corporate	(14,563)	(16,311)	(55,708)	(56,816)
Income from continuing operations before income taxes related to reportable segments	71,591	111,801	281,214	326,278
All other (1)	215,856	(71,516)	111,007	130,722
Parent Company interest	(14,755)	(14,737)	(44,251)	(44,201)
Total consolidated income from continuing operations before income taxes	$272,692	$25,548	$347,970	$412,799

Depreciation and amortization expenses:
Reportable Segments:
Jefferies Group	$17,175	$15,928	$50,829	$46,877
Corporate	852	865	2,599	2,599
Total depreciation and amortization expenses related to reportable segments	18,027	16,793	53,428	49,476
All other	14,268	11,967	38,932	32,653
Total consolidated depreciation and amortization expenses	$32,295	$28,760	$92,360	$82,129

(1)
All other Net revenues and Income from continuing operations before income taxes include realized and unrealized gains (losses) relating to our investment in FXCM of $1.3 million and $(2.9) million, respectively, for the three months ended September 30, 2018; $16.4 million and $(2.9) million, respectively, for the nine months ended September 30, 2018; $2.3 million and $(2.0) million, respectively, for the three months ended September 30, 2017; and $17.6 million and $(148.7) million, respectively, for the nine months ended September 30, 2017.

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended September 30, 2018 and 2017, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($14.8 million and $14.7 million, respectively) and all other ($14.0 million and $10.9 million, respectively). For the nine months ended September 30, 2018 and 2017, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($44.3 million and $44.2 million, respectively) and all other ($30.3 million and $32.6 million, respectively).

As discussed above, during the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family and recognized a pre-tax gain of $221.7 million for the three and nine months ended September 30, 2018 in Other revenues. The gain on the sale is included within All other above.

Conwed Plastics ("Conwed") was our consolidated subsidiary that manufactured and marketed lightweight plastic netting. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. We recognized a $178.2 million pre-tax gain on the sale of Conwed in Other revenues primarily during the nine months ended September 30, 2017. The gain on the sale of Conwed is included within All other above.

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

On October 2, 2018, our Board of Directors and senior management approved a change of our fiscal year end from a calendar year basis to a fiscal year ending on November 30, consistent with the fiscal year of Jefferies Group. We will file a transition report on Form 10-K for the transition period from January 1, 2018 to November 30, 2018.

Results of Operations
We operate the largest independent full-service global investment banking firm headquartered in the U.S., together with an established merchant banking business. We engage in investment banking, sales and trading and asset management through Jefferies Group. During the second and third quarters of 2018, we closed three previously announced transactions that impacted our results for the three and nine months ended September 30, 2018. These include the sale of 48% of National Beef in June 2018, reducing our ownership to 31%. We deconsolidated National Beef and are accounting for our remaining investment as an equity method investment within our merchant banking business. In August 2018, we sold 100% of our equity interest in Garcadia and our associated real estate. Vitesse Energy Finance also acquired a package of non-operated Bakken assets for $190 million in April 2018, of which approximately $144 million was funded as equity.

Income from continuing operations before income taxes was $272.7 million for the three months ended September 30, 2018, in comparison to $25.5 million for the same period in 2017. The increase in income from continuing operations compared to last year is primarily from a $221.7 million pre-tax gain on the sale of our Garcadia interests and $58.9 million of income related to our remaining interest in National Beef. These increases were partially offset by a $47.9 million impairment loss related to Golden Queen in the third quarter of 2018. We recorded a $48.5 million mark-to-market decrease in the value of our investment in Spectrum Brands Holdings, Inc. ("Spectrum Brands") in the third quarter of 2018 as compared to a $97.9 million mark-to-market decrease in the third quarter of 2017.

Results for the nine months ended September 30, 2018 include a pre-tax gain of $873.5 million, or $643.9 million net of tax expense, from the National Beef transaction. This gain is reflected in our results as a gain on disposal of discontinued operations. Our share of the results of National Beef prior to the transaction have also been reflected as discontinued operations, including prior year amounts. Our pre-tax income from continuing and discontinued operations was $1.4 billion for the nine months ended September 30, 2018, significantly higher than $722.8 million in the same period last year. Income from continuing operations before income taxes was $348.0 million for the nine months ended September 30, 2018 as compared to $412.8 million for the same period last year. Results for the nine months ended September 30, 2018 include the pre-tax gain of $221.7 million from the Garcadia transaction. The nine months ended September 30, 2017 include a pre-tax gain on the sale of Conwed of $178.2 million. A number of other items also impacted comparability with last year. The nine months ended September 30, 2018 includes a mark-to-market decrease in the value of our investment in Spectrum Brands of $228.4 million, a $47.9 million impairment loss related to Golden Queen, a net loss at Leucadia Asset Management and continued strong performance by Berkadia. The nine months ended September 30, 2017 includes a $130.2 million impairment loss related to FXCM.

A summary of results for the three months ended September 30, 2018 is as follows (in thousands):

	Financial Services
	Jefferies Group	Other Financial Services	Merchant Banking	Corporate	Parent Company Interest	Total
Net revenues	$774,749	$45,457	$321,948	$8,692	$—	$1,150,846

Expenses:
Compensation and benefits	428,033	9,973	9,493	13,766	—	461,265
Cost of sales	—	—	84,876	—	—	84,876
Floor brokerage and clearing fees	44,570	—	—	—	—	44,570
Interest expense	—	12,723	1,359	—	14,755	28,837
Depreciation and amortization	17,175	1,379	12,889	852	—	32,295
Selling, general and other expenses	198,817	16,008	21,716	8,637	—	245,178
Total expenses	688,595	40,083	130,333	23,255	14,755	897,021
Income (loss) from continuing operations before income taxes and income related to associated companies	86,154	5,374	191,615	(14,563)	(14,755)	253,825
Income related to associated companies	—	16,502	2,365	—	—	18,867
Income (loss) from continuing operations before income taxes	$86,154	$21,876	$193,980	$(14,563)	$(14,755)	272,692
Income tax provision from continuing operations						90,391
Net income						$182,301

A summary of results for the nine months ended September 30, 2018 is as follows (in thousands):

	Financial Services
	Jefferies Group	Other Financial Services	Merchant Banking	Corporate	Parent Company Interest	Total
Net revenues	$2,419,410	$53,297	$469,980	$14,753	$—	$2,957,440

Expenses:
Compensation and benefits	1,326,887	29,935	29,577	43,040	—	1,429,439
Cost of sales	—	—	257,501	—	—	257,501
Floor brokerage and clearing fees	131,792	—	—	—	—	131,792
Interest expense	—	26,367	3,996	—	44,251	74,614
Depreciation and amortization	50,829	4,837	34,095	2,599	—	92,360
Selling, general and other expenses	572,980	54,081	56,201	24,822	—	708,084
Total expenses	2,082,488	115,220	381,370	70,461	44,251	2,693,790
Income (loss) from continuing operations before income taxes and income related to associated companies	336,922	(61,923)	88,610	(55,708)	(44,251)	263,650
Income related to associated companies	—	58,204	26,116	—	—	84,320
Income (loss) from continuing operations before income taxes	$336,922	$(3,719)	$114,726	$(55,708)	$(44,251)	347,970
Income tax provision from continuing operations						51,560
Income from discontinued operations, net of income tax provision						130,063
Gain on disposal of discontinued operations, net of income tax provision						643,921
Net income						$1,070,394

A summary of results for the three months ended September 30, 2017 is as follows (in thousands):

	Financial Services
	Jefferies Group	Other Financial Services	Merchant Banking	Corporate	Parent Company Interest	Total
Net revenues	$802,909	$22,742	$29,657	$1,915	$—	$857,223

Expenses:
Compensation and benefits	462,933	9,072	10,656	10,810	—	493,471
Cost of sales	—	—	71,596	—	—	71,596
Floor brokerage and clearing fees	42,852	—	—	—	—	42,852
Interest expense	—	4,966	5,909	—	14,737	25,612
Depreciation and amortization	15,928	2,244	9,723	865	—	28,760
Selling, general and other expenses	153,084	15,941	23,865	6,551	—	199,441
Total expenses	674,797	32,223	121,749	18,226	14,737	861,732
Income (loss) from continuing operations before income taxes and income (loss) related to associated companies	128,112	(9,481)	(92,092)	(16,311)	(14,737)	(4,509)
Income (loss) related to associated companies	—	31,119	(1,062)	—	—	30,057
Income (loss) from continuing operations before income taxes	$128,112	$21,638	$(93,154)	$(16,311)	$(14,737)	25,548
Income tax provision from continuing operations						9,770
Income from discontinued operations, net of income tax provision						120,989
Net income						$136,767

A summary of results for the nine months ended September 30, 2017 is as follows (in thousands):

	Financial Services
	Jefferies Group	Other Financial Services	Merchant Banking	Corporate	Parent Company Interest	Total
Net revenues	$2,381,967	$109,284	$525,102	$4,257	$—	$3,020,610

Expenses:
Compensation and benefits	1,374,127	26,248	32,981	35,017	—	1,468,373
Cost of sales	—	—	210,834	—	—	210,834
Floor brokerage and clearing fees	133,145	—	—	—	—	133,145
Interest expense	—	13,830	18,731	—	44,201	76,762
Depreciation and amortization	46,877	7,435	25,218	2,599	—	82,129
Selling, general and other expenses	444,724	36,641	47,333	23,457	—	552,155
Total expenses	1,998,873	84,154	335,097	61,073	44,201	2,523,398
Income (loss) from continuing operations before income taxes and income (loss) related to associated companies	383,094	25,130	190,005	(56,816)	(44,201)	497,212
Income (loss) related to associated companies	—	(87,838)	3,425	—	—	(84,413)
Income (loss) from continuing operations before income taxes	$383,094	$(62,708)	$193,430	$(56,816)	$(44,201)	412,799
Income tax provision from continuing operations						127,198
Income from discontinued operations, net of income tax provision						219,151
Net income						$504,752

Jefferies Group

Jefferies Group is reflected in our consolidated financial statements and disclosures utilizing a one month lag; Jefferies Group's fiscal year ends on November 30 and its fiscal quarters end one month prior to our reporting periods. A summary of results of operations for Jefferies Group is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$774,749	$802,909	$2,419,410	$2,381,967

Expenses:
Compensation and benefits	428,033	462,933	1,326,887	1,374,127
Floor brokerage and clearing fees	44,570	42,852	131,792	133,145
Depreciation and amortization	17,175	15,928	50,829	46,877
Selling, general and other expenses	198,817	153,084	572,980	444,724
Total expenses	688,595	674,797	2,082,488	1,998,873

Income from continuing operations before income taxes	$86,154	$128,112	$336,922	$383,094

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

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Equities	$171,091	$163,609	$501,849	$495,011
Fixed income	140,862	141,243	474,405	520,365
Total sales and trading	311,953	304,852	976,254	1,015,376

Equity	139,220	86,081	326,613	222,549
Debt	138,515	186,261	483,271	474,736
Capital markets	277,735	272,342	809,884	697,285
Advisory	187,591	203,360	595,730	538,301
Other investment banking	(18,494)	300	(18,389)	8,322
Total investment banking	446,832	476,002	1,387,225	1,243,908
Other	9,339	9,578	23,093	96,451
Total capital markets	768,124	790,432	2,386,572	2,355,735

Asset Management	6,625	12,477	32,838	26,232

Total net revenues	$774,749	$802,909	$2,419,410	$2,381,967

Equities Net Revenues

Equities are comprised of net revenues from:

•	services provided to Jefferies Group's clients from which it earns commissions or spread revenue by executing, settling and clearing transactions for clients;

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which includes providing clients access to all of its institutional execution capabilities.

Equities net revenues during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, increased across certain of Jefferies Group's core global equities sales and trading business, offset by losses in certain block positions. The increase in its core global equities sales and trading business was primarily driven by higher revenues in its electronic trading, prime brokerage, U.S. cash equities and equity derivatives businesses, primarily due to overall improved market trading volumes, higher equity volatility and an increase in our commissions. The securities finance business saw an increase as compared to the prior quarter, driven by increased trading revenues. This increase was partially offset by a decrease in the convertibles and European cash equities businesses, primarily due to lower trading revenues and customer activity. Equities posted record quarterly revenues across the overall sales and trading business, as well as across several core businesses, including its global electronic trading, prime brokerage and Asia Pacific securities finance businesses.

Equities net revenues during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, improved across Jefferies Group's various core global equities sales and trading business, offset by losses in certain block positions. The increase in its core global equities sales and trading business was primarily driven by higher revenues in its equity derivatives, electronic trading, and prime brokerage businesses, primarily due to higher equity volatility, overall improved market trading volumes and an increase in commissions. This was partially offset by a decrease in the U.S. and European cash equities businesses, primarily due to lower customer activity. European revenues were also lower as a result of the delay in advisory payments and the impact of unbundling due to the Market in Financial Instruments Directive ("MiFID II") regulation. The securities finance business saw a decline as compared with the prior year period, driven by decreased trading revenues. Equities posted record nine month results in the current year period across the overall sales and trading business, as well as across several core businesses, including global trading, European and Asia Pacific securities finance, and prime brokerage businesses.

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

Fixed income net revenues during the three months ended September 30, 2018 were relatively unchanged as compared to the three months ended September 30, 2017, as improved performance in Jefferies Group's leveraged credit, U.S. and international rates and U.S. securitized markets businesses were offset by reduced market activity and trading volumes in its global investment grade credit businesses and municipal securities businesses.

The performance of Jefferies Group's leveraged credit business continued to strengthen, primarily in its distressed trading business. Revenues in its U.S. and international rates businesses were higher due to increased interest rate volatility in certain markets. Results in its U.S. securitized markets group were higher due to increased trading activity and continued strong performance in its origination businesses. Revenues in Jefferies Group's global investment grade credit businesses declined on lower trading activity and reduced trading volatility, while revenues in its European credit business were lower due to reduced demand for higher yielding products. Revenues in Jefferies Group's municipals businesses were down as client activity was muted by concerns of higher interest rates. This compares to a favorable market environment in the prior year quarter driven by activity leading up to changes in federal tax law. The prior year quarter also included revenues from Jefferies Group's share of Jefferies LoanCore, which was sold in October 2017.

Fixed income net revenues during the nine months ended September 30, 2018 decreased $46.0 million as compared to the nine months ended September 30, 2017, primarily due to soft market conditions in the beginning of the second quarter. This is compared to performance in the first quarter of 2017, which was bolstered by robust trading activity following the 2016 U.S. presidential election.

Revenues in Jefferies Group's U.S. securitized markets group were significantly improved during the nine months ended September 30, 2018, primarily as more favorable trading conditions prevailed for its agency products. Additionally, increased securitization activity contributed to the period’s results. Revenues in its leveraged credit business were strong, as it increased its market share in high yield, leveraged loan and distressed products. Revenues declined in the global investment grade credit business due to a decline in new issuance trading activity and increased competition, as reduced volatility produced fewer trading opportunities. Revenues in the municipal trading business were lower on reduced market activity driven by changes in federal tax legislation, which shifted activity into the prior year and the backdrop of increased interest rates dampened investor interest. The business outperformed in the prior year period, as macro events drove a more favorable trading environment.

Global rates revenues in the nine months ended September 30, 2018 declined as the opportunities from volatility from the U.S. Presidential Election and European election cycles, primarily in the first quarter of 2017, were not replicated in the current year period. This was partially offset by improved performance in the current year period, as a result of increased volatility in global interest rates.

The nine months ended September 30, 2017 also included revenues from Jefferies Group's share of Jefferies LoanCore, which was sold in October 2017, as well as revenues from non-core fixed income products that have now been deemphasized.

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

Total investment banking revenues were $446.8 million for the three months ended September 30, 2018, 6.1% lower than the three months ended September 30, 2017, primarily due to a decrease in debt capital markets and advisory revenues due to lower transaction levels in the leverage finance and mergers and acquisitions businesses, partially offset by record equity capital markets revenues led by continued strong issuances in the life sciences sector. The results in the quarter also include an increase of $36.3 million in investment banking net revenues as a result of the new revenue standard.

Capital markets revenues for the three months ended September 30, 2018 increased 2.0% from the prior year quarter. Advisory revenues for the three months ended September 30, 2018 decreased 7.8% compared to the prior year quarter. Other investment banking revenues were a loss of $18.5 million during the three months ended September 30, 2018 compared with revenues of $0.3 million in the prior year quarter. The results reflect net revenues of $19.0 million in the current year quarter, compared with net revenues of $20.4 million in the prior year quarter, primarily due to Jefferies Group's share of revenues from the Jefferies Finance joint venture, which were more than partially offset by the amortization of costs and allocated interest expense incurred associated with the Jefferies Finance business.

From equity and debt capital raising activities, Jefferies Group generated $139.2 million and $138.5 million in revenues, respectively, for the three months ended September 30, 2018. During the three months ended September 30, 2018, Jefferies Group completed 286 public and private debt financings that raised $61.1 billion in aggregate and Jefferies Group completed 57 public and private equity and convertible offerings that raised $11.5 billion (56 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $187.6 million, including revenues from 47 merger and acquisition transactions and two restructuring and recapitalization transactions with an aggregate transaction value of $63.0 billion.

Investment banking revenues were $476.0 million for the three months ended September 30, 2017. From equity and debt capital raising activities during the three months ended September 30, 2017, Jefferies Group generated $86.1 million and $186.3 million in revenues, respectively. During the three months ended September 30, 2017, Jefferies Group completed 381 public and private debt financings that raised $73.0 billion in aggregate and Jefferies Group completed 34 public equity and private equity and convertible offerings that raised $15.7 billion (33 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $203.4 million, including revenues from 48 merger and acquisition transactions and two restructuring and recapitalization transactions with an aggregate transaction value of $29.0 billion.

Total investment banking revenues were $1,387.2 million for the nine months ended September 30, 2018, 11.5% higher than the nine months ended September 30, 2017, due to record equity capital markets and advisory revenues, resulting from continued strength in the mergers and acquisitions businesses and strong equity issuance in the life science business. Results also include an increase of $101.1 million in investment banking net revenues as a result of the new revenue standard.

Capital markets revenues for the nine months ended September 30, 2018 increased 16.1% from the prior year period. Advisory revenues for the nine months ended September 30, 2018 increased 10.7% compared to the prior year period. Other investment banking revenues were a loss of $18.4 million during the nine months ended September 30, 2018 compared with revenues of $8.3 million in the prior year period. The results reflect net revenues of $70.3 million in the current year quarter, compared with net revenues of $66.8 million in the prior year quarter, primarily due to Jefferies Group's share of revenues from the Jefferies Finance joint venture, which were more than partially offset by the amortization of costs and allocated interest expense were incurred associated with the Jefferies Finance business.

From equity and debt capital raising activities, Jefferies Group generated $326.6 million and $483.3 million in revenues, respectively, for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, Jefferies Group completed 749 public and private debt financings that raised $197.7 billion in aggregate and Jefferies Group completed 142 public and private equity and convertible offerings that raised $31.8 billion (138 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $595.7 million, including revenues from 128 merger and acquisition transactions and eleven restructuring and recapitalization transactions with an aggregate transaction value of $156.8 billion.

Investment banking revenues were $1,243.9 million for the nine months ended September 30, 2017. From equity and debt capital raising activities during the nine months ended September 30, 2017, Jefferies Group generated $222.5 million and $474.7 million in revenues, respectively. During the nine months ended September 30, 2017, Jefferies Group completed 817 public and private debt financings that raised $191.9 billion in aggregate and Jefferies Group completed 125 public equity and private equity and convertible offerings that raised $50.1 billion (118 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $538.3 million, including revenues from 119 merger and acquisition transactions and eight restructuring and recapitalization transactions with an aggregate transaction value of $106.1 billion.

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

Other net revenues totaled $9.3 million for the three months ended September 30, 2018, as compared with $9.6 million for the three months ended September 30, 2017, as results in the prior year quarter included a net gain of $2.2 million from Jefferies Group's investment in KCG, which was sold in July 2017.

Other net revenues totaled $23.1 million for the nine months ended September 30, 2018, as compared with $96.5 million for the nine months ended September 30, 2017, as results in the prior year period included a net gain of $93.4 million from Jefferies Group's investment in KCG, which was sold in July 2017, partially offset by foreign currency gains.

Asset Management Net Revenues

Asset management revenues include the following:
• management and performance fees from funds and accounts managed by Jefferies Group; and
• investment income from capital invested in and managed by Jefferies Group's asset management business.

Asset management revenues were $6.6 million for the three months ended September 30, 2018, as compared with $12.5 million for the three months ended September 30, 2017. Asset management revenues were $32.8 million for the nine months ended September 30, 2018, as compared with $26.2 million for the nine months ended September 30, 2017. The key components of asset management revenues are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate Jefferies Group's investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets.

As discussed further in Note 1, on October 1, 2018, substantially all of Jefferies interest in Leucadia Asset Management was transferred to Jefferies Group.

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
Included in Compensation and benefits expense are share-based amortization expense for senior executive awards granted in February 2016, January 2017 and January 2018, cash-based amortization expense for senior executive awards granted in January 2018, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting, all of which are being amortized over their respective future service periods. In addition, the senior executive awards contain market and performance conditions. Compensation expense related to the amortization of share-based and cash-based awards amounted to $67.1 million and $71.7 million for the three months ended September 30, 2018 and 2017, respectively, and $204.7 million and $206.5 million for the nine months ended September 30, 2018 and 2017, respectively. Compensation and benefits as a percentage of Net revenues was 55.2% and 57.7% for the three months ended September 30, 2018 and 2017, respectively, and 54.8% and 57.7% for the nine months ended September 30, 2018 and 2017, respectively.

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
The increase in non-compensation expenses during the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was essentially due to an increase in business development expenses and underwriting costs, as a result of applying the new revenue standard to results of operations for the three and nine months ended September 30, 2018. The increase during the three months ended September 30, 2018 was also due to an increase in professional service expenses due to an increase in legal and consulting fees. The increase during the nine months ended September 30, 2018 was also due to an increase in technology and communication expenses due to higher costs associated with the development of the various trading systems and projects associated with corporate support infrastructure and higher professional service expenses due to an increase in legal and consulting fees.

Other Financial Services

A summary of results for other financial services is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$45,457	$22,742	$53,297	$109,284

Expenses:
Compensation and benefits	9,973	9,072	29,935	26,248
Interest expense	12,723	4,966	26,367	13,830
Depreciation and amortization	1,379	2,244	4,837	7,435
Selling, general and other expenses	16,008	15,941	54,081	36,641
Total expenses	40,083	32,223	115,220	84,154

Income (loss) from continuing operations before income taxes and income (loss) related to associated companies	5,374	(9,481)	(61,923)	25,130
Income (loss) related to associated companies	16,502	31,119	58,204	(87,838)
Income (loss) from continuing operations before income taxes	$21,876	$21,638	$(3,719)	$(62,708)

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

Three Months Ended September 30, 2018

Net revenues for the three months ended September 30, 2018, increased $22.7 million from the three months ended September 30, 2017. The year-over-year increase in revenues primarily reflects increased principal transactions revenues related to Leucadia Asset Management investments and increased investment income.

Income (loss) related to associated companies during the three months ended September 30, 2018 decreased by $14.6 million, reflecting decreased income related to Berkadia and increased losses at HomeFed. Income (loss) related to associated companies includes $28.4 million and $34.8 million attributable to Berkadia, $(7.8) million and $0.2 million attributable to HomeFed, and $(4.3) million and $(4.3) million attributable to our equity method investment in FXCM, for the three months ended September 30, 2018 and 2017, respectively.

Our income (loss) from continuing operations before income taxes for the three months ended September 30, 2018 was relatively unchanged in comparison to the same period last year, primarily related to increased income from Leucadia Asset Management offset by the decreased income related to associated companies. Pre-tax income (losses) related to our Leucadia Asset Management investments totaled $3.7 million and $(9.1) million for the three months ended September 30, 2018 and 2017, respectively. The increase in Leucadia Asset Management is primarily due to increased returns on our investments within Leucadia Asset Management. The third quarter of 2018 loss for HomeFed is primarily related to HomeFed's impairment of its Pacho leasehold.

Nine Months Ended September 30, 2018

Net revenues for the nine months ended September 30, 2018, declined $56.0 million from the nine months ended September 30, 2017. The year-over-year decrease in revenues primarily reflects lower principal transactions revenues related to Leucadia Asset Management investments.

Income (loss) related to associated companies during the nine months ended September 30, 2018, excluding the $130.2 million impairment loss related to our equity investment in FXCM in the first quarter of 2017, increased by $15.8 million, reflecting strong results at Berkadia. Income (loss) related to associated companies includes $80.1 million and $68.0 million attributable to Berkadia, $(3.3) million and $9.9 million attributable to HomeFed, and $(19.3) million and $(166.4) million attributable to our equity method investment in FXCM, for the nine months ended September 30, 2018 and 2017, respectively.

Our income (loss) from continuing operations before income taxes for the nine months ended September 30, 2018 increased by $59.0 million in comparison to the same period last year, primarily related to a $130.2 million impairment loss related to our equity investment in FXCM in the first quarter of 2017, which did not recur in 2018. In addition, 2018 was impacted by a net loss at Leucadia Asset Management and continued strong performance by Berkadia. Pre-tax income (losses) related to our Leucadia Asset Management investments totaled $(78.7) million and $13.2 million for the nine months ended September 30, 2018 and 2017, respectively. The loss in 2018 is primarily due to two strategies impacted by exceptional volatility during the first quarter.

Merchant Banking

A summary of results for our merchant banking business is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$321,948	$29,657	$469,980	$525,102

Expenses:
Compensation and benefits	9,493	10,656	29,577	32,981
Cost of sales	84,876	71,596	257,501	210,834
Interest expense	1,359	5,909	3,996	18,731
Depreciation and amortization	12,889	9,723	34,095	25,218
Selling, general and other expenses	21,716	23,865	56,201	47,333
Total expenses	130,333	121,749	381,370	335,097

Income (loss) from continuing operations before income taxes and income (loss) related to associated companies	191,615	(92,092)	88,610	190,005
Income (loss) related to associated companies	2,365	(1,062)	26,116	3,425
Income (loss) from continuing operations before income taxes	$193,980	$(93,154)	$114,726	$193,430

Merchant banking includes our ownership of Spectrum Brands shares, which is accounted for at fair value and impacts our results through mark-to-market adjustments reflected in net revenues, and the consolidated results of Vitesse Energy Finance and JETX Energy (oil and gas) and Idaho Timber (manufacturing). It also includes our equity investments in National Beef (beef processing), Garcadia (automobile dealerships) through the date of sale, Linkem (fixed wireless broadband services in Italy) and Golden Queen (a gold and silver mining project).

Three Months Ended September 30, 2018

Net revenues for the three months ended September 30, 2018 increased $292.3 million in comparison to the same period during 2017. The increase reflects the gain on sale of our equity interests in Garcadia and our associated real estate of $221.7 million, increased manufacturing revenues, increased revenues related to our oil and gas businesses, lower mark-to-market decreases of $49.3 million in the value of our Spectrum Brands position and increased income of $16.3 million from an investment in a fund. We classify Spectrum Brands as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments through Principal transactions revenues.

For the three months ended September 30, 2018 and 2017, net revenues for manufacturing were $94.1 million and $82.0 million, respectively. Net revenues for manufacturing increased $12.1 million due to an increase in sales at Idaho Timber.

Net revenues for the three months ended September 30, 2018 and 2017 for our oil and gas businesses were $35.9 million and $12.0 million, respectively. As discussed further in Note 3 to our consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Net unrealized losses of $4.6 million and $1.6 million were recorded related to these derivatives during the three months ended September 30, 2018 and 2017, respectively. JETX revenues during the three months ended September 30, 2018 and 2017 were impacted by $2.9 million and $3.3 million, respectively, of unrealized losses on a trading asset which is held at fair value.

For the three months ended September 30, 2018 and 2017, total expenses for manufacturing were $88.5 million and $75.0 million, respectively. The increase in total expense for manufacturing primarily relates to an increase of $13.3 million in cost of sales as a result of the increase in sales. Total expenses for our oil and gas businesses were $28.7 million and $26.4 million during the three months ended September 30, 2018 and 2017, respectively.

Income (loss) related to associated companies primarily relates to our investments in National Beef (subsequent to June 5, 2018), Garcadia and Linkem. Income related to National Beef was $58.9 million for the three months ended September 30, 2018. Income related to Garcadia was $0.7 million and $12.6 million for the three months ended September 30, 2018 and 2017, respectively. Losses related to Linkem were $7.8 million and $9.5 million for the three months ended September 30, 2018 and 2017, respectively. Income (loss) related to associated companies during the three months ended September 30, 2018, also includes a $47.9 million impairment loss related to our equity investment in Golden Queen in the third quarter of 2018.

Income (loss) from continuing operations before income taxes for three months ended September 30, 2018 includes the gain on sale of our equity interests in Garcadia and our associated real estate of $221.7 million, $5.6 million of pre-tax income from manufacturing, $7.1 million of pre-tax income from the oil and gas businesses, $11.3 million of income from an investment in a managed fund and $2.4 million of income from associated companies offset partially by a $48.5 million mark-to-market decrease in the value of our investment in Spectrum Brands and a $6.4 million unrealized loss related to a trading asset which is held at fair value. Income (loss) from continuing operations before income taxes for the three months ended September 30, 2017 includes a $97.9 million mark-to-market decrease in the value of our investment in Spectrum Brands, pre-tax losses from the oil and gas businesses of $14.3 million and $1.1 million of losses related to associated companies, offset partially by $6.9 million of income from manufacturing.

Nine Months Ended September 30, 2018

Net revenues for the nine months ended September 30, 2018, decreased $55.1 million in comparison to the same period during 2017. The decrease is due to a $228.4 million mark-to-market decrease in the value of our investment in Spectrum Brands during the nine months ended September 30, 2018, in comparison to a mark-to-market increase of $2.3 million during the same period last year and the gain on the sale of Conwed of $178.2 million during 2017. This decrease was partially offset by the gain on sale of our equity interests in Garcadia and our associated real estate of $221.7 million, increased manufacturing revenues, increased revenues related to our oil and gas businesses, increased income of $27.4 million related to a trading asset which is held at fair value and increased income of $28.5 million from an investment in a fund. We classify Spectrum Brands as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments through Principal transactions revenues.

For the nine months ended September 30, 2018 and 2017, net revenues for manufacturing were $307.2 million and $421.8 million (including the gain on the sale of Conwed of $178.2 million), respectively. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed’s subsidiary, Filtrexx International, exceed certain performance thresholds. Excluding the gain on the sale of Conwed, net revenues for manufacturing increased $63.7 million due primarily to an increase in sales at Idaho Timber.

Net revenues for the nine months ended September 30, 2018 and 2017 for our oil and gas businesses were $97.6 million and $26.8 million, respectively. As discussed further in Note 3 to our consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Net unrealized gains (losses) of $(18.7) million and $3.4 million were recorded related to these derivatives during the nine months ended September 30, 2018 and 2017, respectively. JETX revenues during the nine months ended September 30, 2018 and 2017 were impacted by $16.6 million and $(22.0) million, respectively, of unrealized gains (losses) on a trading asset which is held at fair value.

For the nine months ended September 30, 2018 and 2017, total expenses for manufacturing were $270.3 million and $222.3 million, respectively. The increase in total expense for manufacturing primarily relates to an increase of $46.7 million in cost of sales as a result of the increase in sales. Total expenses for our oil and gas businesses were $74.2 million and $53.7 million during the nine months ended September 30, 2018 and 2017, respectively.

Income (loss) related to associated companies primarily relates to our investments in National Beef (subsequent to June 5, 2018), Garcadia and Linkem. Income related to National Beef was $83.3 million for the period from June 5, 2018 through September 30, 2018. Income related to Garcadia was $21.6 million and $38.5 million for the nine months ended September 30, 2018 and 2017, respectively. Losses related to Linkem were $20.5 million and $26.6 million for the nine months ended September 30, 2018 and 2017, respectively. Income (loss) related to associated companies during the nine months ended September 30, 2018, also includes a $47.9 million impairment loss related to our equity investment in Golden Queen in the third quarter of 2018.

Income (loss) from continuing operations before income taxes for nine months ended September 30, 2018 includes the gain on sale of our equity interests in Garcadia and our associated real estate of $221.7 million, $36.9 million of pre-tax income from manufacturing, $23.5 million from the oil and gas businesses, $26.8 million of income related to a trading asset which is held at fair value, $23.5 million of income from an investment in a managed fund and $26.1 million of income related to associated companies, partially offset by a $228.4 million mark-to-market decrease in the value of our investment in Spectrum Brands. Income (loss) from continuing operations before income taxes for nine months ended September 30, 2017 includes $199.5 million from manufacturing, including the gain on the sale of Conwed of $178.2 million, $3.4 million of income related to associated companies and a $2.3 million mark-to-market increase in the value of our investment in Spectrum Brands, partially offset by pre-tax losses from the oil and gas production and development businesses of $26.9 million.

During the third quarter, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family for $417.2 million in cash. The pre-tax gain recognized as a result of this transaction, $221.7 million for the three and nine months ended September 30, 2018, is classified as Other revenue.

Corporate

A summary of results of operations for corporate is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$8,692	$1,915	$14,753	$4,257

Expenses:
Compensation and benefits	13,766	10,810	43,040	35,017
Depreciation and amortization	852	865	2,599	2,599
Selling, general and other expenses	8,637	6,551	24,822	23,457
Total expenses	23,255	18,226	70,461	61,073

Loss from continuing operations before income taxes	$(14,563)	$(16,311)	$(55,708)	$(56,816)

For the three months ended September 30, 2018 and 2017, corporate compensation and benefits includes incentive bonus expense of $4.3 million and $2.1 million, respectively, and share-based compensation expense of $5.6 million and $4.6 million, respectively.
For the nine months ended September 30, 2018 and 2017, corporate compensation and benefits includes incentive bonus expense of $12.9 million and $8.4 million, respectively, and share-based compensation expense of $17.7 million and $13.5 million, respectively.

Parent Company Interest

Parent company interest expense totaled $14.8 million and $14.7 million for the three months ended September 30, 2018 and 2017, respectively, and $44.3 million and $44.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Income Taxes

For the three and nine months ended September 30, 2018, our provision (benefit) for income taxes from continuing operations were $90.4 million and $51.6 million, respectively, representing an effective tax rate of 33.1% and 14.8%, respectively. Our provision for income taxes for the nine months ended September 30, 2018 was reduced by a $43.9 million benefit resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryforwards ("NOLs") which we now believe are more likely than not to be utilized before they expire. This benefit reduced our effective tax rate for the nine months ended September 30, 2018 by approximately 12.6%.

For the three and nine months ended September 30, 2017, our provisions for income taxes from continuing operations were $9.8 million and $127.2 million, respectively, representing an effective tax rate of 38.2% and 30.8%, respectively. Our provision for income taxes for the nine months ended September 30, 2017 was reduced by a $31.9 million benefit resulting from the repatriation of Jefferies Group's earnings from certain of its foreign subsidiaries, along with their associated foreign tax credits. This benefit reduced our effective tax rate for the nine months ended September 30, 2017 by approximately 7.7%.

Discontinued Operations

On June 5, 2018, we sold 48% of National Beef to Marfrig for $907.7 million in cash, reducing our ownership in National Beef to 31%. The sale of National Beef meets the GAAP criteria to be classified as a discontinued operation as the sale represents a strategic shift in our operations and financial results. As such, we classified the results of National Beef prior to June 5, 2018 as a discontinued operation and it is reported in Income from discontinued operations, net of income tax provision in the Consolidated Statements of Operations. In addition, we recognized a pre-tax gain as a result of the transaction of $873.5 million ($643.9 million after-tax) for the nine months ended September 30, 2018, which has been recognized as Gain on disposal of discontinued operations, net of income tax provision in our Consolidated Statements of Operations.

A summary of results of discontinued operations for National Beef is as follows (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2017	2018 (1)	2017
Net revenues	$2,039,299	$3,142,071	$5,476,274

Expenses:
Compensation and benefits	10,505	17,414	29,649
Cost of sales	1,816,480	2,884,983	5,030,887
Interest expense	1,713	4,316	5,781
Depreciation and amortization	26,664	43,959	73,522
Selling, general and other expenses	9,458	14,291	26,428
Total expenses	1,864,820	2,964,963	5,166,267

Income from discontinued operations before income taxes	174,479	177,108	310,007
Income tax provision	53,490	47,045	90,856
Income from discontinued operations, net of income tax provision	$120,989	$130,063	$219,151

(1) Discontinued operations for the nine months ended September 30, 2018 include National Beef results through the June 5, 2018 transaction with Marfrig.

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

Selected Balance Sheet Data

In addition to preparing our Consolidated Statements of Financial Condition in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we also review the tangible capital associated with each of our businesses and investments, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that this information is useful to investors as it allows them to view our businesses and investments through the eyes of management while facilitating a comparison across historical periods. We define tangible capital as Total Jefferies Financial Group Inc. shareholders' equity less Intangible assets, net and goodwill. As a result of the announced transactions and our current operating strategy, we have made changes to the corporate segment to reflect the way we currently manage our business, and have reclassified the December 31, 2017 balances to conform to current year presentation.

The tables below reconcile tangible capital to our GAAP balance sheet (in thousands):

	September 30, 2018
	Financial Services
	Jefferies Group	Other Financial Services	Merchant Banking	Corporate	Inter-company Eliminations	Total
Assets
Cash and cash equivalents	$4,770,564	$16,698	$33,900	$74,626	$—	$4,895,788
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	913,456	—	—	—	—	913,456
Financial instruments owned	15,195,619	1,464,655	1,048,971	1,868,420	—	19,577,665
Loans to and investments in associated companies	758,807	728,256	963,838	—	—	2,450,901
Securities borrowed	7,369,908	—	—	—	—	7,369,908
Securities purchased under agreements to resell	3,659,059	—	—	—	—	3,659,059
Receivables	4,759,784	1,009,516	94,314	1,201	—	5,864,815
Property, equipment and leasehold improvements, net	298,982	930	30,420	16,564	—	346,896
Intangible assets, net and goodwill	1,884,990	1,271	8,637	—	—	1,894,898
Deferred tax asset, net	280,357	—	—	187,940	—	468,297
Other assets	670,158	73,127	754,601	45,765	(36,665)	1,506,986
Total Assets	40,561,684	3,294,453	2,934,681	2,194,516	(36,665)	48,948,669

Liabilities
Long-term debt (1)	6,574,866	141,701	70,945	989,913	—	7,777,425
Other liabilities	28,373,471	1,797,278	85,992	158,032	(36,665)	30,378,108
Total liabilities	34,948,337	1,938,979	156,937	1,147,945	(36,665)	38,155,533

Redeemable noncontrolling interests	—	—	21,385	—	—	21,385
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	9,062	1,038	15,466	—	—	25,566
Total Jefferies Financial Group Inc. Shareholders' Equity	$5,604,285	$1,354,436	$2,740,893	$921,571	$—	$10,621,185

Reconciliation to Tangible Capital
Total Jefferies Financial Group Inc. shareholders' equity	$5,604,285	$1,354,436	$2,740,893	$921,571	$—	10,621,185
Less: Intangible assets, net and goodwill	(1,884,990)	(1,271)	(8,637)	—	—	(1,894,898)
Tangible Capital, a non-GAAP measure	$3,719,295	$1,353,165	$2,732,256	$921,571	$—	$8,726,287

(1)
Long-term debt within Other financial services businesses and investments of $141.7 million at September 30, 2018 includes $138.0 million for Foursight Capital and $3.7 million for Chrome Capital. Long-term debt within Merchant banking of $70.9 million at September 30, 2018 relates to Vitesse Energy Finance.

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

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	September 30, 2018	December 31, 2017
Financial Services:
Jefferies Group	$3,719,295	$3,744,823

Other Financial Services:
Leucadia Asset Management	452,987	571,264
Berkadia	247,568	210,594
HomeFed	338,536	310,264
Other financial services	314,074	330,786
Total Other Financial Services	1,353,165	1,422,908

Merchant Banking:
National Beef	626,870	(37,462)
Oil and Gas	606,156	416,621
Spectrum Brands	561,482	789,870
Linkem	168,543	192,136
Idaho Timber	81,523	81,542
Garcadia	—	199,541
Other merchant banking	687,682	751,376
Total Merchant Banking	2,732,256	2,393,624

Corporate liquidity and other assets, net of all Corporate liabilities including long-term debt	921,571	81,422

Total Tangible Capital (1)	$8,726,287	$7,642,777

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

Our Merchant Banking business includes:

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

◦
Our oil and gas business consists of Vitesse Energy Finance and JETX. Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated working and royalty oil and gas interests in the Bakken Shale oil field in North Dakota and Montana, as well as the Denver-Julesburg Basin in Wyoming. JETX is our 98% owned consolidated subsidiary that engages in the development and production of oil and gas from onshore, unconventional resource areas. JETX currently has non-operated working interests and acreage in east Texas.

◦
We own approximately 14% of Spectrum Brands, a publicly traded global consumer products company on the NYSE, and we reflect this investment at fair value based on quoted market prices. On July 13, 2018, HRG Group, Inc. ("HRG") merged into its 62% owned subsidiary, Spectrum Brands. Our approximately 23% interest in HRG thereby converted into approximately 14% of Spectrum Brands outstanding shares.

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem’s common equity at September 30, 2018. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

◦
Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products, including the following principal activities: remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4" radius-edge pine decking.

◦
Garcadia was an equity method joint venture that owned and operated 28 automobile dealerships in California, Texas, Iowa and Michigan. At December 31, 2017, we owned approximately 75% of Garcadia. During the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family.

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

During the nine months ended September 30, 2018, we received $680.2 million of distributions from our existing subsidiary businesses, including $411.6 million from Jefferies Group. We also received $1,575.3 million from divestitures and repayments of advances, primarily from the sales of 48% of National Beef and 100% of our equity interests in Garcadia and our associated real estate. Proceeds from the sale of 48% of National Beef and total distributions received from National Beef for the nine months ended September 30, 2018 were $1,207.7 million.
Our cash resources and investments that are easily convertible into cash within a relatively short period of time total $2,312.9 million at September 30, 2018, and are primarily comprised of cash, short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities. These are classified in our balance sheet as cash and cash equivalents, trading assets, available for sale securities and receivables.

Our short-term recurring cash requirements, which are principally the payment of interest on our debt, dividends and corporate cash overhead expenses, approximate $297 million on an annual basis. Dividends paid during the nine months ended September 30, 2018 of $111.8 million include quarterly dividends of $0.10 per share for each of the first two quarters and $0.125 for the third quarter. The payment of dividends is subject to the discretion of the Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant. Our recurring cash requirements typically do not include significant amounts for tax payments, as we have NOLs and other tax attributes which offset federal tax liabilities.
The parent company’s primary long-term cash requirement is to make principal payments on its long-term debt ($1.0 billion principal outstanding as of September 30, 2018), of which $750.0 million is due in 2023 and $250.0 million in 2043. We continue to use our available liquidity to make acquisitions of new businesses and other investments, additional contributions to existing businesses, and from time to time, repurchases of our outstanding common shares. The timing of these events is influenced by many factors and therefore cannot be predicted.

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

In May 2018, we expanded our asset management efforts by forming a strategic relationship with Weiss Multi-Strategy Advisers LLC and invested $250.0 million in Weiss' strategy. We will receive a profit share in the first year, and a revenue share thereafter.

In June 2018, we completed the sale of 48% of National Beef to Marfrig for approximately $907.7 million in cash, reducing our ownership in National Beef to 31%.

In August 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family for $417.2 million in cash.

Shares Outstanding

In November 2012, our Board of Directors had authorized the purchase of up to 25,000,000 common shares. Between 2012 and 2017 we bought 12,500,000 common shares under this authorization. In April 2018, the Board of Directors approved an increase to our share repurchase program to 25,000,000 common shares from the 12,500,000 million remaining under its prior authorization. In July 2018, the Board of Directors approved an increase to our share repurchase program of 25,000,000 common shares. During the nine months ended September 30, 2018, we purchased a total of 26,119,483 of our common shares for $630.9 million at an average price of $24.16 per share under these authorizations. As of September 30, 2018, 23,880,517 common shares remained authorized for repurchase.

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

At September 30, 2018, we had outstanding 331,415,732 common shares and 20,557,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 351,972,732 outstanding common shares if all awards become outstanding common shares). The 20,557,000 share-based awards include the target number of shares under the senior executive award plan, which is more fully discussed in Note 15.

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

Concentration Target: As a diversification measure, we limit cash investments such that our single largest investment does not exceed 20% of equity excluding Jefferies Group, and that our next largest investment does not exceed 10% of equity excluding Jefferies Group, in each case measured at the time the investment was made. On this basis, Spectrum Brands is our largest investment excluding Jefferies Group and Vitesse Energy Finance is our next largest investment excluding Jefferies Group. National Beef is no longer considered our largest investment because we have received back cash in excess of our cumulative investments. There were no investments made during the year that approached 10% of equity excluding Jefferies Group.

Liquidity Target: We hold a liquidity reserve calculated as a minimum of twenty-four months of holding company expenses (excluding non-cash components), parent company interest, and dividends. Maturities of parent company debt within the upcoming year are also included in the target; however, our next maturity is during 2023 so there is no current inclusion.

Liquidity reserve (in thousands):	September 30, 2018
Minimum reserve under liquidity target	$594,559
Actual liquidity	$2,312,932

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies Group) assuming the loss of our two largest investments.

Leverage target (dollars in thousands):	September 30, 2018
Total Jefferies Financial Group Inc. shareholders' equity	$10,621,185
Less, investment in Jefferies Group	(5,604,285)
Equity excluding Jefferies Group	5,016,900
Less, our two largest investments:
National Beef	(626,870)
Vitesse Energy Finance	(492,492)
Equity in a stressed scenario	3,897,538
Less, net deferred tax asset excluding Jefferies Group's amount	(187,940)
Equity in a stressed scenario less net deferred tax asset	$3,709,598
Parent company debt (see Note 13 to our consolidated financial statements)	$989,913
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.25	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.27	x

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
Net cash of $199.9 million and $1,060.9 million was provided by operating activities during the nine months ended September 30, 2018 and 2017, respectively.

•
Jefferies Group generated funds of $30.7 million and $916.6 million during the nine months ended September 30, 2018 and 2017, respectively. Included in these amounts are distributions received from associated companies of $2.3 million and $8.0 million during 2018 and 2017, respectively.

•
Within Other Financial Services, net cash of $41.5 million was generated and $124.6 million was used during the nine months ended September 30, 2018 and 2017, respectively, related to investments in the Leucadia Asset Management platform. We received distributions from Berkadia, an associated company, of $41.0 million during 2018 and $51.8 million during 2017. Cash used for operating activities also includes net cash used of $108.9 million during 2018 and $99.2 million during 2017 relating to automobile installment contracts, which is reflected in the net change in other receivables.

•
Within Merchant Banking, manufacturing generated funds of $31.4 million and $15.5 million during the nine months ended September 30, 2018 and 2017, respectively. Cash of $13.6 million and $97.6 million was used to make additional investments in our trading portfolio during the nine months ended September 30, 2018 and 2017, respectively. We received distributions from National Beef, an associated company, of $24.4 million during 2018 and Garcadia, an associated company, of $27.8 million during 2018 and $33.8 million during 2017.

•
Net cash provided by operating activities of discontinued operations reflects funds generated by National Beef of $164.7 million and $354.3 million during the nine months ended September 30, 2018 and 2017, respectively.

Net cash of $118.5 million and $28.8 million was used for investing activities during the nine months ended September 30, 2018 and 2017, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies Group include $52.7 million during 2018 and $53.6 million during 2017. Jefferies Group made loans to and investments in associated companies of $1,918.5 million during 2018 and $2,916.2 million during 2017. Jefferies Group received capital distributions and loan repayments from its associated companies of $1,873.0 million during 2018 and $2,729.3 million during 2017.

•
Within Other Financial Services, acquisitions of property, equipment and leasehold improvements, and other assets were $0.5 million during 2018 and $1.1 million during 2017. Collections on notes, loans and other receivables during 2018 and 2017 include $15.4 million and $111.3 million, respectively, related to FXCM. Loans to and investments in associated companies during 2017 include $31.9 million in HomeFed.

•
Within Merchant Banking, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas businesses. They totaled $228.9 million during 2018 and $35.3 million during 2017. Proceeds from sale of subsidiaries and proceeds from sale of associated companies during 2018 primarily relates to the sale of our equity interests in Garcadia and our associated real estate. Proceeds from sale of subsidiaries during 2017 relates to the sale of Conwed. Advances on notes, loans and other receivables primarily relates to our oil and gas businesses during 2018 and to real estate projects during 2017. Collections on notes, loans and other receivables during 2018 and 2017 include $2.0 million and $139.1 million, respectively, related to real estate projects. Loans to and investments in associated companies include $11.0 million to Golden Queen during 2018, and $32.0 million to Linkem and $48.7 million to real estate projects, of which $27.5 million was contributed by noncontrolling interests, during 2017. We received capital distributions and loan repayments from associated companies of $24.3 million from National Beef, $2.6 million from Golden Queen, $53.3 million from real estate projects and $0.6 million from Garcadia during 2018 and $7.1 million from Garcadia and $25.6 million from real estate projects during 2017.

•
Net cash provided by (used for) investing activities of discontinued operations includes acquisitions of property, equipment and leasehold improvements, and other assets related to National Beef of $33.7 million during 2018 and $39.2 million during 2017, and net proceeds from sale of National Beef of $899.2 million during 2018.

Net cash of $37.4 million was used by financing activities and $218.0 million was provided by financing activities during the nine months ended September 30, 2018 and 2017, respectively.

•
Issuance of debt includes $1,938.0 million during 2018 and $1,130.0 million during 2017 related to Jefferies Group. Repayment of debt includes $1,695.0 million during 2018 and $341.0 million during 2017 related to Jefferies Group. Other changes in short-term borrowings, net all related to Jefferies Group. Net change in bank overdrafts of $2.4 million in 2018 and $5.8 million in 2017 related to Jefferies Group. Net change in other secured financings includes proceeds of $282.7 million during 2018 and payments of $203.0 million during 2017 related to Jefferies Group.

•
Within Other Financial Services, issuance of debt includes $211.5 million during 2018 and $189.8 million during 2017. Their repayment of debt includes $258.1 million during 2018 and $192.9 million during 2017. Net change in other secured financings includes proceeds of $127.1 million during 2018 and $68.3 million during 2017 related to Foursight Capital.

•
Within Merchant Banking, issuance of debt includes $48.9 million during 2018 and $29.6 million during 2017. Their repayment of debt includes $71.6 million during 2018 and $118.9 million during 2017. During 2017, contributions from noncontrolling interests include $25.2 million and distributions to noncontrolling interests include $9.6 million related to real estate projects.

•	Purchases of common shares for treasury relate to shares purchased in the open market and shares received from participants in our stock compensation plans in 2018 and 2017.

•
Net cash provided by (used for) financing activities of discontinued operations includes the issuance of debt by National Beef of $366.1 million during 2018 and $245.1 million during 2017 of borrowings under its bank credit facility and repayment of debt by National Beef of $175.1 million in 2018 and $410.2 million during 2017.

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

At September 30, 2018, our Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 trading assets that are approximately 2% of total trading assets.

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

The following table presents Jefferies Group's period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Securities purchased under agreements to resell:
Period end	$3,659	$3,690
Month end average	$5,426	$6,195
Maximum month end	$7,593	$7,814

Securities sold under agreements to repurchase:
Period end	$9,864	$8,661
Month end average	$12,866	$11,273
Maximum month end	$15,579	$13,679

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
To ensure that Jefferies Group does not need to liquidate inventory in the event of a funding crisis, Jefferies Group seeks to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $11.3 billion at September 30, 2018 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, Jefferies Group determines, based on its calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and considers any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At September 30, 2018, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. Jefferies Group regularly refines its model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies Group's management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	September 30, 2018	Average Balance Third Quarter 2018 (1)	December 31, 2017
Cash and cash equivalents:
Cash in banks	$2,271,560	$2,241,512	$2,244,207
Money market investments	2,499,004	1,725,826	2,920,285
Total cash and cash equivalents	4,770,564	3,967,338	5,164,492

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	948,364	905,451	1,031,252
Other (3)	337,075	407,669	513,293
Total other sources	1,285,439	1,313,120	1,544,545

Total cash and cash equivalents and other liquidity sources	$6,056,003	$5,280,458	$6,709,037

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable. Repurchase financing can be readily obtained for approximately 79.4% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of Jefferies Group's policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies Group continually assesses the liquidity of its inventory based on the level at which Jefferies Group could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

The following summarizes Jefferies Group's trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	September 30, 2018		December 31, 2017
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,421,055	$355,575	$1,718,617	$272,380
Corporate debt securities	2,249,374	117,808	2,475,291	57,290
U.S. Government, agency and municipal securities	3,596,343	150,236	1,954,697	185,481
Other sovereign obligations	1,860,711	790,011	2,050,942	996,421
Agency mortgage-backed securities (1)	2,661,695	—	1,742,977	—
Loans and other receivables	271,938	—	243,664	—
	$12,061,116	$1,413,630	$10,186,188	$1,511,572

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies Group's financial instruments inventory. The ability of Jefferies Group to support increases in total assets is largely a function of the ability to obtain short and intermediate term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities. Approximately 71.1% of Jefferies Group's cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory. For those asset classes not eligible for central clearing house financing, bi-lateral financings are sought on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months at September 30, 2018.
Jefferies Group's ability to finance inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. As of September 30, 2018, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $382.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $422.9 million and $498.6 million for the three and nine months ended September 30, 2018, respectively.

Jefferies Group's short-term borrowings include an Intraday Credit Facility, whereby the Bank of New York Mellon has agreed to make revolving intraday credit advances for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for its U.S. broker-dealer. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the nine months ended September 30, 2018, Jefferies Group was in compliance with all debt covenants under the Intraday Credit Facility.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The outstanding amount of the notes issued under the program was $1.0 billion in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition at September 30, 2018. All of the notes bear interest at a spread over one month LIBOR. Of the $1.0 billion aggregate notes, $160.0 million matures in November 2018, but is currently redeemable at Jefferies Group's option; $150.0 million matures in March 2019; $80.0 million matures in April 2019, but is currently redeemable at Jefferies Group's option; $100.0 million matures in June 2019; $138.0 million matures in July 2019; $151.8 million matures in July 2019, but is currently redeemable at the option of the noteholders; and $225.0 million matures in September 2019.

Long-Term Debt

Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at September 30, 2018 is $6.6 billion. Jefferies Group's long-term debt has a weighted average maturity of approximately 8.8 years. Jefferies Group's next scheduled maturity is the $680.8 million principal amount of 8.5% Senior Notes that mature in July 2019.

On May 16, 2018, Jefferies Group entered into a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of at $160.0 million. At September 30, 2018, borrowings under Jefferies Group Revolving Credit Facility amounted to $158.5 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in Jefferies Group Revolving Credit Facility agreement. Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at September 30, 2018, no instances of noncompliance with Jefferies Group Revolving Credit Facility covenants occurred and Jefferies Group expects to remain in compliance given its current liquidity, and anticipated funding requirements given its business plan and profitability expectations.

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
In connection with certain OTC derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At September 30, 2018, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $83.2 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.

Net Capital

Jefferies Group operates a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC’s net capital and excess net capital as of September 30, 2018 were $1,917.6 million and $1,806.2 million, respectively. FINRA is the designated examining authority for Jefferies Group's U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.

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
Cautionary Statement for Forward-Looking Information

This report contains or incorporates by reference "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words "believe," "intend," "may," "will," or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward-looking statements include statements pertaining to our strategies for future development of our businesses and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

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

As more fully discussed elsewhere in this Report, at September 30, 2018, we owned approximately 7.5 million common shares of Spectrum Brands, representing approximately 14% of Spectrum Brands outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $561.5 million at September 30, 2018. Assuming a decline of 10% in market prices, the value of our investment in Spectrum Brands could decrease by approximately $56.2 million. Excluding Jefferies Group and Spectrum Brands, Trading assets at fair value include corporate equity securities with an aggregate fair value of $1,399.6 million at September 30, 2018. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $140.0 million.
Jefferies Group
The potential for changes in the value of financial instruments is referred to as market risk. Jefferies Group's market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices, commodity prices and foreign exchange rates, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Commodity price risks result from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices. Market risk arises from market-making, proprietary trading, underwriting, specialist and investing activities. Jefferies Group seeks to manage its exposure to market risk by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.

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

	Daily VaR (1) Value-at-Risk in Trading Portfolios
	(In millions)
Risk Categories	VaR at September 30, 2018	Daily VaR for the Three Months Ended September 30, 2018			VaR at June 30, 2018	Daily VaR for the Three Months Ended June 30, 2018
		Average	High	Low		Average	High	Low
Interest Rates	$4.27	$4.75	$5.71	$3.83	$4.24	$4.64	$5.76	$3.56
Equity Prices	12.22	5.21	13.56	3.11	3.31	4.82	8.05	3.25
Currency Rates	0.11	0.13	0.20	0.10	0.13	0.11	0.17	0.04
Commodity Prices	0.91	0.64	1.12	0.24	0.86	0.50	0.73	0.29
Diversification Effect (2)	(3.09)	(3.20)	N/A	N/A	(3.33)	(3.29)	N/A	N/A
Firmwide	$14.42	$7.53	$14.73	$5.33	$5.21	$6.78	$10.32	$5.21

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as Jefferies Group's VaR and VaR values for the four risk categories might have occurred on different days during the period.

Average daily VaR increased to $7.53 million for the three months ended September 30, 2018 from $6.78 million for the three months ended June 30, 2018. The increase was primarily due to higher equity price risk driven by equity block trading activity during the latter half of the quarter.
The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transactions revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended September 30, 2018, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk.  Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at September 30, 2018 (in thousands):

10% Sensitivity
Private investments	$20,567
Corporate debt securities in default	$8,636
Trade claims	$5,135

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.0 million at September 30, 2018, which is included in Accumulated other comprehensive income.

There were 11 days with trading losses out of a total of 65 trading days in the three months ended September 30, 2018. Jefferies Group's trading loss days were primarily attributed to block trading activities, for which certain positions have subsequently been liquidated since quarter end.

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

Current counterparty credit exposures are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in Jefferies Group's country risk exposure tables below. Of Jefferies Group's counterparty credit exposure at September 30, 2018, excluding cash and cash equivalents, the percentage of investment grade counterparties remained flat at 92% when compared with December 31, 2017, with a majority concentrated in North America.

When comparing Jefferies Group's credit exposure at September 30, 2018 with credit exposure at December 31, 2017, excluding cash and cash equivalents, current exposure decreased to approximately $1,114 million from $1,353 million. Counterparty credit exposure from OTC derivatives decreased by 35%, primarily driven by investment grade North American banks and broker-dealers, and exposure from both loans and lending and from securities and margin finance decreased by 13% during the period.

The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
AAA Range	$—	$—	$1.5	$6.4	$—	$—	$1.5	$6.4	$2,464.1	$2,924.2	$2,465.6	$2,930.6
AA Range	45.0	47.7	47.1	61.3	0.4	3.8	92.5	112.8	123.7	158.6	216.2	271.4
A Range	0.3	1.2	571.2	603.0	175.6	260.6	747.1	864.8	1,989.5	1,751.9	2,736.6	2,616.7
BBB Range	0.3	0.5	171.5	232.5	10.1	28.5	181.9	261.5	13.5	152.3	195.4	413.8
BB or Lower	9.1	12.5	5.6	8.1	16.0	16.7	30.7	37.3	106.9	100.6	137.6	137.9
Unrated	60.7	70.1	—	—	—	—	60.7	70.1	72.9	76.9	133.6	147.0
Total	$115.4	$132.0	$796.9	$911.3	$202.1	$309.6	$1,114.4	$1,352.9	$4,770.6	$5,164.5	$5,885.0	$6,517.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Asia/Latin America/Other	$—	$3.0	$37.8	$45.8	$0.2	$0.3	$38.0	$49.1	$292.5	$280.7	$330.5	$329.8
Europe	0.1	1.0	361.7	403.5	20.6	54.0	382.4	458.5	321.2	540.0	703.6	998.5
North America	115.3	128.0	397.4	462.0	181.3	255.3	694.0	845.3	4,156.9	4,343.8	4,850.9	5,189.1
Total	$115.4	$132.0	$796.9	$911.3	$202.1	$309.6	$1,114.4	$1,352.9	$4,770.6	$5,164.5	$5,885.0	$6,517.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Asset Managers	$—	$—	$4.9	$15.9	$—	$7.1	$4.9	$23.0	$2,499.0	$2,920.3	$2,503.9	$2,943.3
Banks, Broker-dealers	0.4	1.7	562.8	620.8	187.5	282.6	750.7	905.1	2,271.6	2,244.2	3,022.3	3,149.3
Corporates	96.6	87.5	—	—	11.1	14.7	107.7	102.2	—	—	107.7	102.2
Other	18.4	42.8	229.2	274.6	3.5	5.2	251.1	322.6	—	—	251.1	322.6
Total	$115.4	$132.0	$796.9	$911.3	$202.1	$309.6	$1,114.4	$1,352.9	$4,770.6	$5,164.5	$5,885.0	$6,517.4

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

The following tables reflect Jefferies Group's top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which Jefferies Group has a net long issuer and counterparty exposure (in millions):

	September 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$372.5	$(168.3)	$(52.4)	$0.1	$36.8	$13.1	$92.8	$201.8	$294.6
Germany	103.2	(257.1)	177.0	—	74.2	1.5	82.8	98.8	181.6
Japan	91.7	(80.4)	(7.9)	—	20.8	—	126.3	24.2	150.5
Belgium	77.4	(45.4)	(1.6)	—	—	—	107.0	30.4	137.4
Canada	117.2	(119.8)	(48.1)	—	0.7	152.3	16.2	102.3	118.5
Switzerland	89.3	(31.4)	6.4	—	26.5	2.4	3.8	93.2	97.0
Hong Kong	15.5	(14.8)	3.0	—	0.5	—	79.1	4.2	83.3
Brazil	135.2	(61.3)	(0.1)	—	—	—	0.2	73.8	74.0
Finland	104.1	(36.1)	—	—	—	—	5.6	68.0	73.6
Singapore	19.8	(4.8)	3.9	—	0.1	—	24.5	19.0	43.5
Total	$1,125.9	$(819.4)	$80.2	$0.1	$159.6	$169.3	$538.3	$715.7	$1,254.0

	December 31, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$493.3	$(396.2)	$98.2	$—	$78.9	$2.1	$181.9	$276.3	$458.2
United Kingdom	634.6	(394.4)	(72.1)	0.7	97.8	26.9	45.0	293.5	338.5
Spain	217.9	(181.3)	7.5	—	—	—	151.6	44.1	195.7
Japan	100.1	(81.3)	4.1	—	25.8	—	136.3	48.7	185.0
Canada	205.3	(164.7)	(128.5)	—	17.3	222.8	7.4	152.2	159.6
Netherlands	315.9	(210.9)	0.9	—	44.1	2.2	—	152.2	152.2
Switzerland	31.0	(16.9)	(1.1)	—	54.3	3.3	4.5	70.6	75.1
Hong Kong	23.0	(25.1)	—	—	1.0	—	58.7	(1.1)	57.6
Australia	50.5	(14.0)	0.3	—	15.0	0.3	4.7	52.1	56.8
Singapore	36.0	(4.2)	—	—	—	—	24.7	31.8	56.5
Total	$2,107.6	$(1,489.0)	$(90.7)	$0.7	$334.2	$257.6	$614.8	$1,120.4	$1,735.2

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the "Contingencies" section in Note 20, Commitments, Contingencies and Guarantees, in the Notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

Our semi-annual estimates of the fair values of holdings of certain of our merchant banking investments may differ from what can be realized and how these investments are reflected in our financial statements prepared in accordance with GAAP.

During our October 2018 Investor Meeting, we disclosed our intention to provide semi-annual disclosures relating to the estimated fair value of our holdings of certain merchant banking investments, some of which are consolidated. These semi-annual estimates may differ from how these investments are reflected in our financial statements prepared in accordance with GAAP. Factors to consider in connection with reviewing these semi-annual estimates of fair value include, but are not limited to, the following:

•	These estimates are forward-looking statements and should be read in connection with our Cautionary Statement for Forward-Looking Information.

•	Although we believe these estimates to be fair and reasonable, these semi-annual estimates may differ materially from realized values or future estimates.

•	Our semi-annual fair values are, indeed, estimates only and are subject to change.

•	We may determine to change the timing of providing these semi-annual estimates or stop providing such estimates at any time and for any reason.

•	Management does not necessarily use these estimates in making business decisions regarding the operation of our business or any decision relating to these investments.

•	These estimates may constitute non-GAAP financial measures and should be should be read in connection with disclosures relating to our use of non-GAAP financial measures.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended September 30, 2018:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2018 to July 31, 2018	693,949	$24.54	693,949	25,221,971
August 1, 2018 to August 31, 2018	1,368,593	$23.62	1,341,454	23,880,517
September 1, 2018 to September 30, 2018	5,207	$23.31	—	—
Total	2,067,749		2,035,403

(1)
Includes an aggregate 32,346 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)
In November 2012, our Board of Directors authorized the repurchase of up to 25,000,000 of our common shares. Between 2012 and 2017 we bought 12,500,000 common shares under this authorization. In April 2018, the Board of Directors approved an increase to our share repurchase program of 12,500,000 common shares and in July 2018, the Board of Directors approved an additional increase to our share repurchase program of 25,000,000 common shares.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

3.1*	Restated Certificate of Incorporation of Jefferies Financial Group Inc. (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018).

3.2*
Amended and Restated By-Laws of Jefferies Financial Group Inc. (effective May 23, 2018) (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018).

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

101
Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: November 1, 2018	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)