Form 10-KT
period 2018-11-30
Jefferies Financial Group Inc.
filed 2019-01-29
CIK 96223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended ________________
or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2018 to November 30, 2018
Commission file number:  1-5721
JEFFERIES FINANCIAL GROUP INC.
(Exact Name of Registrant as Specified in its Charter)

New York	13-2615557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
None.
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐         Non-accelerated filer ☐

Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2018 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $6,974,359,578.
On January 18, 2019, the registrant had outstanding 305,716,112 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant's Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 63.

PART I

Item 1.	Business.
Overview
Jefferies Financial Group Inc. ("Jefferies" or the "Company"), formerly known as Leucadia National Corporation, is a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, is the largest independent full-service global investment banking firm headquartered in the U.S. Jefferies Group retains a credit rating separate from Jefferies and remains a U.S. Securities and Exchange Commission ("SEC") reporting company.
Our executive offices are located at 520 Madison Avenue, New York, NY 10022, as is the global headquarters of Jefferies Group. Our primary telephone number is (212) 460-1900 and our website address is www.jefferies.com. At November 30, 2018, we had approximately 4,700 full-time employees.
The following discussion should be read in conjunction with the Risk Factors presented in Item 1A of Part I and the Cautionary Statement for Forward-Looking Information and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II.
Recent Events
On June 5, 2018, we completed the sale of 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig") for $907.7 million in cash, reducing our ownership in National Beef from 79% to 31%. In 2018, we recognized a pre-tax gain as a result of this transaction of $873.5 million. During 2018, prior to the closing, we received an additional $229.4 million in distributions of recent profits plus a true-up to the debt amount set in the enterprise valuation associated with the sale. Marfrig also acquired an additional 3% of National Beef from other equity owners and owns 51% of National Beef. We have the right to designate two board members and have a series of other rights in respect of our continuing equity interest, with a lockup period of five years and thereafter fair market value liquidity protections. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining 31% interest in National Beef under the equity method of accounting. We have classified the results of National Beef prior to June 5, 2018 and the pre-tax gain as discontinued operations in the Consolidated Statements of Operations.
During the third quarter of 2018, we sold 100% of our equity interests in Garcadia, our auto dealer group, and our associated real estate to our former partners, the Garff family, for $417.2 million in cash. We recognized a pre-tax gain as a result of this transaction of $221.7 million during 2018.

These sales and particularly the related deconsolidation of National Beef transformed Jefferies into a more focused financial services company. To further this strategy, on October 1, 2018, we amalgamated all our primary financial services operating businesses into one platform by transferring our 50% membership interest in Berkadia and our Leucadia Asset Management ("LAM") seed investments into Jefferies Group. The balance of our businesses and investments comprise our Merchant Banking business, including our interests in National Beef, Spectrum Brands (formerly HRG Group), Vitesse Energy Finance, HomeFed, Linkem and other companies.

During 2018, we repurchased a total of 50,000,000 of our common shares for $1,143.0 million at an average price per share of $22.86.

In the fourth quarter of 2018, we changed our fiscal year end from December 31 to November 30, aligning our fiscal year end with that of Jefferies Group.

Jefferies Group
Jefferies Group is the largest independent U.S. headquartered global full-service, integrated investment banking and securities firm. Jefferies Group's largest subsidiary, Jefferies LLC, was founded in the U.S. in 1962 and its first international operating subsidiary, Jefferies International Limited, was established in the U.K. in 1986. As of November 30, 2018, Jefferies Group had 3,596 employees in the Americas, Europe and Asia. The net book value (assets less liabilities and noncontrolling interests) of our investment in Jefferies Group was $6.2 billion at November 30, 2018.

Investment Banking
Jefferies Group provides its clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. Jefferies Group's services are enhanced by its deep industry expertise, its global distribution capabilities and its senior level commitment to its clients.
Approximately 900 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Jefferies Group's industry coverage groups include Consumer and Retail; Energy; Financial Institutions; Healthcare; Industrials; Media, Communications and Information Services; Real Estate; Gaming and Lodging; Technology; Financial Sponsors; and Public Finance. Jefferies Group's product coverage groups include equity capital markets, debt capital markets, and advisory, which includes both mergers and acquisitions and restructuring and recapitalization expertise. Jefferies Group's geographic coverage groups include teams based in major cities in the United States, Toronto, London, Frankfurt, Paris, Milan, Amsterdam, Stockholm, Mumbai, Hong Kong, Singapore, Sydney, Tokyo and Zurich.
Equity Capital Markets
Jefferies Group provides a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private equity placements, initial public offerings, follow-on offerings, block trades and equity-linked convertible securities transactions.
Debt Capital Markets
Jefferies Group provides a wide range of debt and acquisition financing capabilities for companies, financial sponsors and government entities. Jefferies Group focuses on structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal debt, mortgage- and other asset-backed securities, and liability management solutions.
Advisory Services
Jefferies Group provides mergers and acquisition and restructuring and recapitalization services to companies, financial sponsors and government entities. In the mergers and acquisition area, Jefferies Group advises sellers and buyers on corporate sales and divestitures, acquisitions, mergers, tender offers, spinoffs, joint ventures, strategic alliances and takeover and proxy fight defense. In the restructuring and recapitalization area, Jefferies Group provides companies, bondholders and lenders a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations.
Corporate Lending
Jefferies Finance LLC ("Jefferies Finance"), a 50/50 joint venture between Jefferies Group and Massachusetts Mutual Life Insurance Company, is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers and manages proprietary and third-party investments in middle market and broadly syndicated loans. Since its inception in 2004, Jefferies Finance has served as lead arranger of over 950 transactions representing over $195 billion in arranged volume. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Its Leveraged Finance Arrangement business line participates in transactions typically ranging from $250 million to $1.5 billion for borrowers generating between $50 million and $300 million of annual Earnings before interest, taxes, depreciation and amortization. Jefferies Finance typically syndicates to third party investors substantially all of its arranged volume. Its Portfolio and Asset Management business line manages a broad portfolio comprised of portions of loans it has arranged as well as loan positions that it has purchased in the primary and secondary markets. The Portfolio and Asset Management business is comprised of three registered Investment Advisers: Jefferies Finance, Apex Credit Partners LLC and JFIN Asset Management LLC. Jefferies Finance manages its investments in cash flow and traditional asset-based revolving credit. Apex Credit Partners LLC manages collateralized loan obligations which invest in predominately broadly syndicated loans. JFIN Asset Management LLC manages proprietary and third-party investments in middle market loans held in private funds and separately managed accounts.

Equities
Equities Research, Sales and Trading
Jefferies Group provides its clients full-service equities research, sales and trading capabilities across global securities markets. Jefferies Group earns commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter ("OTC") equity derivatives, convertible and other equity-linked products and closed-end funds. Jefferies Group equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe and the Middle East and Africa; and Asia Pacific. Jefferies Group's clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisers, pension and profit sharing plans, and insurance companies. Through its global research team and sales force, Jefferies Group maintains relationships with its clients, distributes investment research and strategy, trading ideas, market information and analyses across a range of industries and receives and executes client orders. Jefferies Group's equity research covers over 2,000 companies around the world and a further more than 800 companies are covered by nine leading local firms in Asia Pacific with which Jefferies Group maintains alliances.
Equity Finance
Jefferies Group's Equity Finance business provides financing, securities lending and other prime brokerage services. Jefferies Group offers prime brokerage services in the U.S. that provide hedge funds, money managers and registered investment advisers with execution, financing, clearing, reporting and administrative services. Jefferies Group finances its clients' securities positions through margin loans that are collateralized by securities, cash or other acceptable liquid collateral. Jefferies Group earns an interest spread equal to the difference between the amount Jefferies Group pays for funds and the amount Jefferies Group receives from its clients. Jefferies Group also operates a matched book in equity and corporate bond securities, whereby Jefferies Group borrows and lends securities versus cash or liquid collateral and earns a net interest spread. Jefferies Group offers selected prime brokerage clients the option of custodying their assets at an unaffiliated U.S. broker-dealer that is a subsidiary of a bank holding company. Under this arrangement, Jefferies Group directly provides its clients with all customary prime brokerage services.
Wealth Management
Jefferies Group provides tailored wealth management services designed to meet the needs of high net worth individuals, their families and their businesses, private equity and venture funds and small institutions. Jefferies Group's advisers provide access to all of its institutional execution capabilities and delivers other financial services. Jefferies Group's open architecture platform affords clients access to products and services from both its firm and from a variety of other major financial services institutions.
Fixed Income
Fixed Income Sales and Trading
Jefferies Group provides its clients with sales and trading of investment grade corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, leveraged loans, consumer loans, high yield and distressed securities, emerging markets debt, interest rate and credit derivative products, as well as foreign exchange trade execution and securitization capabilities. Jefferies LLC is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International Limited is designated in similar capacities for several countries in Europe. Additionally, through the use of repurchase agreements, Jefferies Group acts as an intermediary between borrowers and lenders of short-term funds and obtains funding for various of its inventory positions. Jefferies Group trades and makes markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.
Jefferies Group's strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, Jefferies Group's fixed income desk strategists provide ideas and analysis to clients across a variety of fixed income products.

Other
Jefferies Group also makes principal investments in private equity and hedge funds managed by third parties as well as, from time to time, take on strategic positions. On October 1, 2018, we transferred to Jefferies Group our investment in Berkadia Commercial Mortgage Holding LLC ("Berkadia"). Berkadia is a 50/50 joint venture with Berkshire Hathaway, Inc. that provides capital solutions, investments sales advisory and mortgage servicing for multifamily and commercial real estate. Berkadia originates commercial real estate loans, primarily in respect of multifamily housing units, for Fannie Mae, Freddie Mac and the Federal Housing Authority using their underwriting guidelines and will typically sell the loans to such entities shortly after the loans are funded with Berkadia retaining the mortgage servicing rights. For loans sold to Fannie Mae, Berkadia assumes a shared loss position throughout the term of each loan, with a maximum loss percentage of approximately one-third of the original principal balance. Berkadia also originates and brokers commercial/multifamily mortgage loans which are not part of the government agency programs.
In addition, Berkadia originates loans for its own balance sheet. These loans provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third party. Berkadia also provides services related to the acquisition and disposition of multifamily real estate projects, including brokerage services, asset review, market research, financial analysis and due diligence support and is a servicer of U.S. commercial real estate loans, performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. Berkadia is required under its servicing agreements to maintain certain minimum servicer ratings or qualifications from the ratings agencies. These ratings currently exceed the minimum ratings required by the related servicing agreements.
Asset Management
Jefferies Group manages, invests in and provides services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes, many of these under the LAM umbrella. Jefferies Group is supporting and developing focused strategies managed by distinct management teams. Products are currently offered by Jefferies Investment Advisers to pension funds, insurance companies, sovereign wealth funds, and other institutional investors through various platforms.
On October 1, 2018, we transferred our LAM seed investments to Jefferies Group. LAM continued to expand its asset management efforts including the formation of strategic relationships with Weiss Multi-Strategy Advisers LLC ("Weiss") and Schonfeld Strategic Advisors LLC ("Schonfeld"). We invested $250 million in Weiss' strategy and own a profit share in the firm for the first year and a revenue share thereafter. In addition, LAM entered into an agreement with Schonfeld to merge the business of Folger Hill Asset Management with Schonfeld's fundamental equities business, under the Schonfeld brand. In connection with the transaction, LAM agreed to make a $250 million investment in the combined strategy, and will receive a revenue share in the combined ongoing fundamental equity business. This transaction closed on January 1, 2019.
Competition
All aspects of Jefferies Group's business are intensely competitive. Jefferies Group competes primarily with large global bank holding companies that engage in capital markets activities, but also with other broker-dealers, asset managers and investment banking firms. The large global bank holding companies have substantially greater capital and resources than Jefferies Group does. Jefferies Group believes that the principal factors affecting its competitive standing include the quality, experience and skills of its professionals, the depth of its relationships, the breadth of its service offerings, its ability to deliver consistently its integrated capabilities, and its culture, tenacity and commitment to serve its clients.
Regulation
Regulation in the United States. The financial services industry in which Jefferies Group operates is subject to extensive regulation. In the U.S., the SEC is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission ("CFTC") is the federal agency responsible for the administration of laws relating to commodity interests (including futures, commodity options and swaps). In addition, the Financial Industry Regulatory Authority ("FINRA") and the National Futures Association ("NFA") are self-regulatory organizations that are actively involved in the regulation of financial services businesses. The SEC, CFTC, FINRA and the NFA conduct periodic examinations of broker-dealers, investment advisers, futures commission merchants ("FCMs") and swap dealers. The designated examining authority for Jefferies LLC's activities as a broker-dealer is FINRA, and the designated self-regulatory organization for Jefferies LLC's non-clearing FCM activities is the NFA. Financial services businesses are also subject to regulation and examination by state securities commissions and attorneys general in those states in which they do business.

Broker-dealers are subject to SEC and FINRA regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure and requirements, anti-money laundering efforts, recordkeeping and the conduct of broker-dealer personnel, including officers and employees. Registered investment advisers are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, custody of client assets, disclosure to clients, conflict of interest, insider trading and recordkeeping; and investment advisers that are also registered as commodity trading advisers or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodity options, futures or swap transactions are subject to regulation by the CFTC and the NFA. Additional legislation, changes in rules promulgated by the SEC, CFTC, FINRA or NFA, or changes in the interpretation or enforcement of existing laws or rules may directly affect the operations and profitability of broker-dealers, investment advisers, FCMs, commodity trading advisers, commodity pool operators and swap dealers. The SEC, CFTC, FINRA, NFA, state securities commissions and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Jefferies LLC, its affiliates, including affiliated investment advisers, as well as its and their officers and employees (including, without limitation, injunctions, censures, fines, suspensions, directives that impact business operations (including proposed expansions), membership expulsions, or revocations of licenses and registrations). In addition, broker-dealers, investment advisers, FCMs and swap dealers must also comply with the rules and regulation of clearing houses, exchanges, swap execution facilities and trading platforms of which they are a member.
Regulatory Capital Requirements. Several Jefferies Group entities are subject to financial capital requirements that are set by regulation. Jefferies LLC is a dually-registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements. As a broker-dealer, Jefferies LLC is subject to the SEC's Uniform Net Capital Rule (the "Net Capital Rule"). Jefferies LLC has elected to compute its minimum net capital requirement in accordance with the "Alternative Net Capital Requirement" as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit Jefferies LLC's operations, such as underwriting and trading activities, that could require the use of significant amounts of capital, and may also restrict its ability to make loans, advances, dividends and other payments.
As a non-clearing FCM, Jefferies LLC is required to maintain minimum adjusted net capital of $1.0 million.
Jefferies Group subsidiaries that are provisionally registered swap dealers will become subject to capital requirements under Title VII of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") once the relevant rules become final. For additional information see Item 1A. Risk Factors.
Jefferies Group is not subject to any regulatory capital rules.
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 25 to our consolidated financial statements for additional discussion of net capital calculations.
Regulation outside the United States. Jefferies Group is an active participant in the international capital markets and provides investment banking services internationally, primarily in Europe and Asia. As is true in the U.S., Jefferies Group's international subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, German Federal Financial Supervisory Authority, Investment Industry Regulatory Organization of Canada, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency and the Monetary Authority of Singapore. Every country in which Jefferies Group does business imposes upon it laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform. For additional information see Item 1A. Risk Factors.
Merchant Banking
In our Merchant Banking business, we own a diverse portfolio of businesses and investments that have the potential for significant long-term value creation. We continue to seek new investments with similar characteristics and that typically come to our attention through the activities of Jefferies Group. Investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings. We periodically evaluate the retention and disposition of our businesses and investments. Changes in the mix of our businesses and investments should be expected.

Our Merchant Banking portfolio currently includes investments in National Beef Packing Company ("National Beef"), 31% (beef processing); Spectrum Brands Holdings, Inc. ("Spectrum Brands"), 14% (consumer products); Linkem, 54% (fixed wireless broadband services); Vitesse Energy, LLC ("Vitesse Energy Finance"), 97% (oil and gas); HomeFed Corporation ("HomeFed"), 70% (45% voting) (real estate); Idaho Timber, 100% (manufacturing); FXCM Group, LLC ("FXCM"), up to 75% (50% voting) (online foreign exchange trading); WeWork, less than 1% (global network of workspaces); and others. The net book value of our entire Merchant Banking portfolio was $3.3 billion at November 30, 2018.
National Beef
We own 31% of National Beef, one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the fed cattle slaughter market. National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. The largest share of National Beef's revenue, about 86%, is generated from the sale of boxed beef and beef by-products. National Beef also generates revenues through value-added production with its case-ready products. National Beef's profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle. The net book value of our investment in National Beef was $653.6 million at November 30, 2018.
Spectrum Brands
We own about 14% of Spectrum Brands, a publicly traded (NYSE: SPB) global and diversified consumer products company and a leading supplier of residential locksets, residential builders' hardware, plumbing, shaving and grooming products, personal care products, small household appliances, specialty pet supplies, lawn and garden and home pest control products, and personal insect repellents. Over the past few months, Spectrum Brands has announced the sale of its consumer battery and auto care segments. We own 7.5 million common shares of Spectrum Brands, which we reflect in Trading assets in our financial statements at fair value. One of our officers currently serves as a director on Spectrum Brands board and we have the right to designate an unaffiliated person to be nominated to serve as independent director on Spectrum Brands board. The net book value of our investment in Spectrum Brands was $374.2 million at November 30, 2018.
Linkem
We own 54% (48% voting) of Linkem S.p.A., a fast-growing fixed wireless broadband service provider in Italy with 586,000 subscribers. Its solution, delivered via radio communications between a base station and indoor or outdoor antennae installed at the customers' premises, utilizes its valuable 3.5GHz spectrum holdings of 84MHz covering over 82% of the population of Italy and at least 42MHz covering all of Italy. Linkem's proprietary network currently utilizes LTE technology and covers approximately 66% of Italian households, while its 3.5GHz frequency band has been designated globally as one of the core bands for 5G services making Linkem well placed to take market share and broaden its service offerings in a challenged Italian infrastructure market. Linkem plans to increase its network coverage and service offerings over the coming years as it adds subscribers and leverages its assets. Expansion and customer acquisition costs are expected to result in operating losses over the next couple of years.
Our initial investment in Linkem was made in July 2011. Since that time, we have funded much of Linkem's growth and become its largest shareholder. We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem's common equity at November 30, 2018. We have approximately 48% of the total voting securities of Linkem. The net book value of our investment in Linkem was $165.2 million at November 30, 2018.
Vitesse Energy Finance
Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated working interests and royalties predominately in the Bakken Shale oil field in North Dakota. These non-operated interests include working interests and minerals in flowing wells and leasehold interests in drilling spacing units expected to be developed in the future by Vitesse Energy Finance's dozen or more operators. As Vitesse Energy Finance's operators convert undeveloped acreage into flowing horizontal wells, our interests in the leasehold acreage and minerals are converted into cash flows produced by the new wells. Vitesse Energy Finance has acquired more than 44,500 net acres of Bakken leaseholds and has an interest in approximately 4,600 producing wells (95 net wells) with current production as of November 2018 in excess of 9,000 barrels of oil equivalent per day. Vitesse Energy Finance also has over 1,150 gross wells (29 net wells) that are currently drilling, completing, shut-in for offset completion activity or permitted for drilling. Our strategic priorities for Vitesse Energy Finance are to selectively add to our core acreage, participate in future profitable horizontal wells, increase aggregate cash flow, limit volatility of cash flow from flowing wells by appropriately hedging oil and profitably sell selective assets when appropriate. The net book value of our investment in Vitesse Energy Finance was $532.8 million at November 30, 2018.

HomeFed
We own 70% of HomeFed, a developer and owner of residential and mixed-use real estate properties in California, New York, Florida, Virginia, South Carolina and Maine. After many years in the entitlement process, the majority of HomeFed's assets are now either operating real estate or entitled land ready for sale. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD). We own 70% of HomeFed's common stock; however, our voting rights are limited such that we are not able to vote more than 45% of HomeFed's total voting securities voting on any matter. Resulting from a 1998 distribution to all of our shareholders, about 5% of HomeFed is beneficially owned by our Chairman at November 30, 2018. Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed's Chairman, and our President. At November 30, 2018, our investment had a net book value of $337.5 million and we report HomeFed as an equity investment in our financial statements.
Idaho Timber
Idaho Timber manufactures and distributes an extensive range of quality wood products to markets across North America. Its activities include remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4" radius-edge, pine decking. In addition to its headquarters in Meridian, Idaho, Idaho Timber has plants in Idaho, Arkansas, Florida, Louisiana, New Mexico, North Carolina and Texas. The net book value of our investment in Idaho Timber was $78.2 million at November 30, 2018.
FXCM
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

During 2015, we invested $279.0 million in FXCM through a combination of a term loan now due in the first quarter of 2019 and rights to up to 75% of all future distributions. We also have the right to appoint three of the six board members of FXCM. We have had the right, as has Global Brokerage Holdings, LLC ("Global Brokerage Holdings"), the owner of the remaining 50% voting interest of FXCM that is not held by Jefferies, to require a sale of FXCM beginning in January 2018. Distributions to Jefferies are currently: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $600 million; and 60% of all amounts thereafter. Through November 30, 2018, we have received cumulatively $349.8 million of principal, interest and fees from our initial $279.0 million investment in FXCM. At November 30, 2018, the remaining principal due under the term loan was $67.6 million and the interest rate is 20.5%. We include this loan receivable in our Consolidated Statements of Financial Condition in Trading assets at its fair value of $73.2 million. Our 50% voting interest and share of distributions are reflected as an equity method investment and classified as Loans to and investments in associated companies. At November 30, 2018, our equity method investment is recorded at $75.0 million, and the total amount of both our term loan and equity method investment is $148.2 million.
WeWork
Founded in 2010, WeWork creates collaborative office communities that are responsive to the productivity needs and stylistic preferences of today's mobile, creative workforce. WeWork provides incubator-like space with small offices and hip common areas meant to promote interaction. WeWork serves a range of customers, from startups and small businesses to large enterprises. In addition to physical space, the company provides services, events and technologies designed to connect members within the WeWork ecosystem. We invested $9.0 million in 2013 in WeWork and have realized $12.7 million in cash to date. We currently own less than 1% of the company. Our interest in WeWork is reflected in Trading assets in our financial statements and is carried at fair value. The net book value of our investment in WeWork was $254.4 million at November 30, 2018.
Financial Information about Segments
Our operating and reportable segments consist of Jefferies Group, Merchant Banking and Corporate. Our Merchant Banking segment included LAM and Berkadia prior to their transfer to Jefferies Group in the fourth quarter of 2018, and Garcadia, prior to its sale in August 2018. Our financial information regarding our reportable segments is contained in Note 29, in our consolidated financial statements.

Information about Jefferies on the Internet
We file annual, quarterly and current reports and other information with the SEC. These SEC filings are also available to the public from commercial document retrieval services and the website maintained by the SEC at www.sec.gov.
The following documents and reports are available on or through our website (www.jefferies.com) as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC, as applicable:

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
Shareholders may also obtain a printed copy of any of these documents or reports free of charge by sending a request to Jefferies Financial Group Inc., Investor Relations, 520 Madison Avenue, New York, NY 10022 or by calling (212) 460-1900.

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
We have also set forth certain specific risks associated with certain of our investments. The inclusion or non-inclusion of these risks for specific investments should not be interpreted to mean that a mentioned or non-mentioned investment is more or less important or material than another. Additionally, some of our investments are in securities of issuers that file reports with the SEC. You should also carefully consider the additional risks disclosed by those issuers with the SEC as those risks may also impact your investment in our securities.
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
Our business, financial condition and results of operations are dependent upon those of our individual businesses, and our aggregate investments in particular industries. We are a holding company with investments in businesses and assets in a number of industries. Jefferies Group is our largest investment and we have significant additional investments in the financial services industry.  Our business, financial condition and results of operations are dependent upon our various businesses and investments. Any material adverse change in one of our businesses or investments, or in a particular industry in which we operate or invest, may cause material adverse changes to our business, financial condition and results of operations. The more capital we devote to a particular investment or industry may increase the risk that such investment could significantly impact our financial condition and results of operations, possibly in a material adverse way.
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

•
Certain of our current and future businesses and investments may require additional third-party funding to succeed, such as venture capital funding, joint venture funding or other third-party capital. Failure to obtain such third-party funding may cause such business, investment or prospective investment to fail or progress slower than expected which could adversely affect its and our funding, liquidity, operations and profitability. In addition, such failure could also adversely affect our reputation which could adversely affect our business and future business prospects.

•	Additional changes in tax law could impact our ability to utilize our deferred tax assets, decrease current and anticipated cash flows, or prompt revisions to compensation arrangements.

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

•
Unfavorable conditions or changes in general political, economic or market conditions could adversely impact our business and prospects. In particular, the increasing trend toward sovereign protectionism and deglobalization resulting from the current populist political movement has resulted or could result in decreases in free trade, erosion of traditional international coalitions, the imposition of sanctions and tariffs, governmental closures and no-confidence votes, domestic and international strife, and general market upheaval in response to such results, all of which could negatively impact our business and prospects.

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
Our principal trading and investments expose us to risk of loss. A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible, and equity securities, loans and futures and commodities for our own account. In any period, we may experience losses on our positions as a result of price fluctuations, lack of trading volume, and illiquidity.  From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because certain of our investments are marked to market on a daily basis, any adverse price movement in these investments could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.
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
We may incur losses if our risk management is not effective. We seek to monitor and control our risk exposure. Our risk management processes and procedures are designed to limit our and certain of our subsidiaries' exposure to acceptable levels as we conduct our businesses. We and certain of our subsidiaries apply comprehensive frameworks of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limits reflects risk tolerance for certain activities. The frameworks may include inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, value-at-risk, sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital, and performance analysis. While we and certain of our subsidiaries employ various risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application, including risk tolerance determinations, cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As a result, we may incur losses notwithstanding our risk management processes and procedures.
Operational risks may disrupt our business, result in regulatory action against us or limit our growth. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.
Certain of our financial and other data processing systems rely on access to and the functionality of operating systems maintained by third parties. If the accounting, trading or other data processing systems on which we are dependent are unable to meet increasingly demanding standards for processing and security or, if they fail or have other significant shortcomings, we could be adversely affected. Such consequences may include our inability to effect transactions and manage our exposure to risk.
In addition, despite the contingency plans we and certain of our subsidiaries have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business.
We rely on the security of our information technology systems and those of our third party providers to protect our proprietary information and information of our customers. Some of our businesses involve the storage and transmission of customers' personal and/or identifying information, consumer preferences and credit card information. While we believe that we have implemented protective measures to effectively secure information and prevent security breaches, and we continue to assess and improve these measures, our information technology systems have been and may continue to be vulnerable to unauthorized access, computer hacking, computer viruses or other unauthorized attempts by third parties to access the proprietary information of our customers. Information technology breaches and failures could disrupt our ability to function in the normal course of business resulting in lost revenue, the disclosure or modification of sensitive or confidential information and the incurrence of remediation and notification costs, resulting in legal and financial exposure. Moreover, loss of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.
Our information and technology systems are critical components of our business and operations, and a failure of those systems or other aspects of our operations infrastructure may disrupt our business, cause financial loss, increase our legal liability and constrain our growth. Our operations rely extensively on the secure processing, storage and transmission of confidential financial, personal and other information in our computer systems and networks. Although we take protective measures and devote significant resources to maintaining and upgrading our systems and networks with measures such as intrusion and detection prevention systems, monitoring firewalls to safeguard critical business applications and supervising third party providers that have access to our systems, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. Additionally, if a client's computer system, network or other technology is compromised by unauthorized access, we may face losses or other adverse consequences by unknowingly entering into unauthorized transactions. If one or more of such events occur, this potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in and transmitted through our computer systems and networks. Furthermore, such events may cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations, including the transmission and execution of unauthorized transactions. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not covered or not fully covered through our insurance. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. Similar to other firms, we and our third party providers continue to be the subject of attempted unauthorized access, computer viruses and malware, and cyber attacks designed to disrupt or degrade service or cause other damage and denial of service. Additional challenges are posed by external parties, including foreign state actors. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale.
We are also subject to laws and regulations relating to the privacy of the information of our clients, employees or others, and any failure to comply with these regulations could expose us to liability and/or reputational damage. In addition, our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security, which could, among other things, make us more vulnerable to cyber attacks and misappropriation, corruption or loss of information or technology.
Any cyber attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation. Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we have been the target of attempted cyber attacks. Cyber attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our firm or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we are not aware of any material losses relating to cyber attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.

We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber attack or other security breach. In addition, in order to access our products and services, our customers may use computers and other devices that are beyond our security control systems and processes.

Notwithstanding the precautions we take, if a cyber attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks to our customers. Though we have insurance against some cyber risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Additionally, the SEC issued guidance in February 2018 stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber attacks or other information security breaches in disclosures required to be made under the federal securities laws. Further, successful cyber attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in a loss of business.

Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered. All of which would further increase the costs and consequences of such an attack.

We may also be subject to liability under various data protection laws. In providing services to clients, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
Recent legislation and new and pending regulation may significantly affect Jefferies Group or our other businesses and investments.  In recent years, there has been significant legislation and increased regulation affecting the financial services industry. In addition, there has also been recent discussions of proposed legislative and regulatory changes that would also affect the financial services industry. These legislative and regulatory initiatives affect not only us (particularly Jefferies Group, Berkadia and FXCM) but also our competitors and certain of our clients and customers. These changes could have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business. Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.

Extensive regulation of our businesses limits our activities, and, if we violate these regulations, we may be subject to significant penalties. The financial services industry is subject to extensive laws, rules and regulations in every country in which we operate. Firms that engage in trading, wealth and asset management and investment banking must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers' funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.
Regulators supervise certain of our business activities to monitor our compliance with such laws, rules and regulations in the relevant jurisdiction. In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied. At any moment in time, we may be subject to one or more such investigation or similar review. At this time, all such investigations and similar reviews are insignificant in scope and immaterial to us. However, there can be no assurance that, in the future, we will not violate such laws, rules, or regulations and such investigations and similar reviews will not result in adverse regulatory requirements, regulatory enforcement actions and/or fines.
Any violation of these laws, rules and regulations could subject us to one or more of the following events: civil and criminal liability; sanctions, which could include the revocation of registrations as registered financial service firms (including registered investment advisers and broker-dealers); the revocation of the licenses of our financial advisers; censures; fines; or a temporary suspension or permanent bar from conducting business. The occurrence of any of these events could have a material adverse effect on our business, financial condition and prospects.
Certain of our subsidiaries are subject to regulatory financial capital holding requirements, such as the Net Capital Rule, that could impact various capital allocation decisions or limit the operations of its broker-dealers. In particular, compliance with the Net Capital Rule may restrict a broker-dealers' ability to engage in capital-intensive activities such as underwriting and trading, and may also limit their ability to make loans, advances, dividends and other payments.
Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, conflicts and inconsistencies among rules and regulations, or the entering into businesses that subject us to new rules and regulations may directly affect our business, results of operations and financial condition. We continue to monitor the impact of new U.S. and international regulation on our businesses.
The United Kingdom's exit from the European Union could adversely affect our businesses and investments. The referendum held in the U.K. on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the EU, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal. The uncertainty surrounding the timing, terms and consequences of the U.K.'s exit could adversely impact customer and investor confidence, result in additional market volatility, and adversely affect Jefferies Group, FXCM, as well as certain of Spectrum's subsidiaries, particularly those with operations or customers in Europe.

Jefferies Group operates substantial parts of its EU businesses from entities based in the U.K. Upon the U.K. leaving the EU, the regulatory and legal environment that would then exist, and to which its U.K. operations would then be subject, will depend on, in certain respects, the nature of the arrangements the U.K. agreed with the EU and other trading partners. It is highly likely that changes to its legal entity structure and operations in Europe will be required as a result of these arrangements, which might result in a less efficient operating model across its European legal entities. Jefferies Group is in the process of finalizing plans to ensure its continued ability to operate in the U.K. and the EU beyond the expected exit date.
A credit rating agency downgrade could significantly impact our businesses. We and Jefferies Group have credit ratings issued by various credit rating agencies. Maintaining our credit ratings is important to our and Jefferies Group's business and financial condition.  We advised certain credit rating agencies that we would target specific concentration, leverage and liquidity principles, expressed in the form of certain ratios and percentages. A failure to meet these ratios and percentages could trigger a ratings downgrade. We and Jefferies Group intend to access capital markets and issue debt securities from time to time, and a ratings downgrade may decrease demand for such offered security. A decrease in demand would not only make a successful financing more difficult, but also increase our respective capital costs. Similarly, our and Jefferies Group's access to other forms of credit may be limited and our respective borrowing costs may increase if our or Jefferies Group's credit ratings are downgraded. A downgrade could also negatively impact our and Jefferies Group's outstanding debt prices and our stock price. In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, a ratings downgrade could cause us or Jefferies Group to provide additional collateral to counterparties, exchanges and clearing organizations which would negatively impact our and Jefferies Group's liquidity and financial condition. There can be no assurance that our or Jefferies Group's credit ratings will not be downgraded.
In addition, if Berkadia does not maintain specified servicer ratings from the credit rating agencies, customers would have the right to terminate their mortgage servicing agreements. If mortgage servicing agreements were terminated as a result of a servicer ratings downgrade, we could lose a significant portion of the value of our equity investment.
Increased competition may adversely affect our revenues and profitability. Many aspects of our business are intensely competitive. We compete directly with a number of bank holding companies and commercial banks, broker-dealers, investment banking firms and other financial institutions. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered, bundling of products and services and the quality of products and service. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.
The ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business. Our ability to develop and retain our clients depends on the reputation, judgment, business generation capabilities and skills of our professionals. To compete effectively, we must attract, retain and motivate qualified professionals, including successful financial advisers, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel. Competitive pressures we experience with respect to employees could have an adverse effect on our business, results of operations, financial condition and liquidity.
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
Recent U.S. tax legislation may have a material adverse effect on our financial condition, results of operations and cash flows. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. This legislation has made significant changes to the U.S. Internal Revenue Code, including the taxation of U.S. corporations by, among other things, limiting interest deductions, limiting deductibility of certain executive compensation, reducing the U.S. corporate income tax rate, disallowing certain deductions that had previously been allowed, altering the expensing of capital expenditures, adopting elements of a territorial tax system, assessing a repatriation tax or "transition tax" on undistributed earnings and profits of U.S. owned foreign corporations, and introducing certain anti-base erosion provisions. The legislation is highly complex and remains unclear in certain respects and will require final interpretations and regulations by the Internal Revenue Service and state tax authorities. Additionally, the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. Thus, the impact of certain aspects of the legislation on us remains unclear and could have an adverse impact on our financial condition, results of operations and cash flows.
We may not be able to generate sufficient taxable income to fully realize our deferred tax asset. At November 30, 2018, we have recognized net deferred tax assets of $512.8 million.  If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax asset. If we are unable to generate sufficient taxable income prior to the expiration of our federal income tax net operating loss carryforwards ("NOLs"), all or a portion of the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total shareholders' equity.
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
Our common shares are subject to transfer restrictions. We and certain of our subsidiaries have significant NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common shares and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares.  The restriction will remain until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year to which these tax benefits may no longer be carried forward. The restriction may be waived by our Board of Directors on a case by case basis. Shareholders are advised to carefully monitor their ownership of our common shares and consult their own legal advisers and/or us to determine whether their ownership of our common shares approaches the proscribed level.
Jefferies Group's business is subject to significant credit risk. In the normal course of Jefferies Group's businesses, Jefferies Group is involved in the execution, settlement and financing of various customer and principal securities and derivative transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Although transactions are generally collateralized by the underlying security or other securities, Jefferies Group still faces the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended and collateral has not been secured or the counterparty defaults before collateral or margin can be adjusted. Jefferies Group may also incur credit risk in its derivative transactions to the extent such transactions result in uncollateralized credit exposure to counterparties.

Jefferies Group seeks to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. Jefferies Group may require counterparties to deposit additional collateral or return collateral pledged. In certain circumstances, Jefferies Group may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty. However, there can be no assurances that Jefferies Group's risk controls will be successful.
Our investment in Berkadia may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2018, we had an approximately $245 million investment in Berkadia. Many factors, most of which are outside of our control, can affect Berkadia's business, including loan losses in excess of reserves, a change in the relationships with U.S. Government-Sponsored Enterprises or federal agencies, a significant loss of customers, and other factors that directly and indirectly effect the results of operations, including the sales and profitability of Berkadia, and consequently may adversely affect our results of operations or financial condition.
If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, we would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway. Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia. All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and a Berkshire Hathaway corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, we would suffer losses to the extent of our reimbursement obligation to Berkshire Hathaway. As of November 30, 2018, the aggregate amount of commercial paper outstanding was $1.47 billion.
Our semi-annual estimates of the fair values of holdings of certain of our merchant banking investments may differ from what can be realized and how these investments are reflected in our financial statements prepared in accordance with GAAP. During our October 2018 Investor Meeting and our January 10, 2019 letter to shareholders, we disclosed certain estimated fair values of our merchant banking investments and disclosed our intention to provide semi-annual disclosures relating to the estimated fair value of our holdings of certain merchant banking investments, some of which are consolidated. These semi-annual estimates may differ from how these investments are reflected in our financial statements prepared in accordance with GAAP. Factors to consider in connection with reviewing these semi-annual estimates of fair value include, but are not limited to, the following:

•	These estimates are forward-looking statements and should be read in connection with our Cautionary Statement for Forward-Looking Information.

•	Although we believe these estimates to be fair and reasonable, these semi-annual estimates may differ materially from realized values or future estimates.

•	Our semi-annual fair values are, indeed, estimates only and are subject to change.

•	We may determine to change the timing of providing these semi-annual estimates or stop providing such estimates at any time and for any reason.

•	Management does not necessarily use these estimates in making business decisions regarding the operation of our business or any decision relating to these investments.

•	These estimates may constitute non-GAAP financial measures and should be read in connection with disclosures relating to our use of non-GAAP financial measures.
Our investment in National Beef may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2018, we had an approximately $654 million investment in National Beef. Many factors, most of which are outside of our control, can affect the prices and availability of key raw materials, beef processing and manufacturing operations, labor relations, demand for the products offered, sales volume and prices, regulatory compliance, legal liability, reputational issues concerning National Beef and/or its products, national and international politics and other factors that directly and indirectly effect the results of operations, including the sales and profitability of National Beef and consequently may adversely affect our results of operations.
The performance of our oil and gas production and development investments, Vitesse Energy Finance and JETX Energy, is impacted by uncertainties specific to the oil and gas industry which we cannot control and may adversely affect our results of operations or financial condition. As of November 30, 2018, we had an approximately $641 million investment in Vitesse Energy Finance and JETX Energy. The oil and gas industry, by its nature, involves a high degree of risk. The value of these investments may be impacted by changes in the prices of oil, gas and natural gas liquids, which are affected by local, regional and global events or conditions that affect supply and demand and which have a history of significant price volatility. These investments are also exposed to changes in regulations affecting the industry, which could increase our cost of compliance, increase taxes or reduce or delay business opportunities. In addition, there are numerous uncertainties inherent in the estimation of future oil and gas production and future income streams associated with production. As a result, actual results could materially differ from those we currently anticipate and our ability to profitably grow these investments could be adversely affected.
Our investment in WeWork may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2018, we had an approximately $254 million investment in WeWork. Many factors, most of which are outside of our control, can affect WeWork's business, including the expansion of its business, number of customers and other factors that directly and indirectly effect the results of operations, including the sales and profitability of WeWork, and consequently may adversely affect our results of operations or financial condition.
Our investment in Spectrum Brands may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2018, we had an approximately $374 million investment in Spectrum Brands. Many factors, most of which are outside of our control, can affect the results of operations, including the sales and profitability of Spectrum Brands which can lead to changes in the market price of Spectrum Brand's shares. Adverse changes in the market price of Spectrum Brand's shares may adversely affect our results of operations or financial condition. For additional risk factors concerning Spectrum Brands, see its SEC filings.
Our investment in HomeFed may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2018, we had an approximately $338 million investment in HomeFed. Many factors, most of which are outside of our control, can affect HomeFed's business, including the state of the housing market in general and other factors that directly or indirectly effect the results of operations, including the sales and profitability of HomeFed, and consequently may adversely affect our results of operations or financial condition. For additional risk factors concerning HomeFed, see its SEC filings.

Our investment in Linkem may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2018, we had an approximately $165 million investment in Linkem. Many factors, most of which are outside of our control, can affect Linkem's business, including the state of the Italian economy and capital markets in general, competition in the Italian telecommunications markets and other factors that directly and indirectly effect the results of operations, including the sales and profitability of Linkem, and consequently may adversely affect our results of operations or financial condition.

Our investment in FXCM may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2018, we had an approximately $148 million investment in FXCM. Many factors, most of which are outside of our control, can affect FXCM's business, including the state of international market and economic conditions which impact trading volume and currency volatility, changes in regulatory requirements and other factors that directly or indirectly effect the results of operations, including the sales and profitability of FXCM, and consequently may adversely affect our results of operations or financial condition.
Our investment in Idaho Timber may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2018, we had an approximately $78 million investment in Idaho Timber. Many factors, most of which are outside of our control, can affect Idaho Timber's business, including demand for its products, prices and availability of raw materials and other factors that directly and indirectly effect the results operations, including the sales and profitability of Idaho Timber, and consequently may adversely affect our results of operations or financial condition.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our and Jefferies Group's global executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement.
Jefferies Group maintains additional offices in over 30 cities throughout the world including its European headquarters in London and its Asian headquarters in Hong Kong. In addition, Jefferies Group maintains backup data center facilities with redundant technologies for each of its three main data center hubs in Jersey City, London and Hong Kong. Jefferies Group leases all of its office space, or contract via service arrangement, which management believes is adequate for its business.
Idaho Timber's plants, which are the principal properties used in its business, are described in Item 1 of this report.
Our businesses lease numerous other manufacturing, warehousing, office and headquarters facilities. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. See Note 24 to our consolidated financial statements.

Item 3.	Legal Proceedings.
The information required by this Item 3 is incorporated by reference from the "Contingencies" section in Note 24 in the Notes to consolidated financial statements in Item 8 of Part II of this report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE under the symbol JEF. As of January 18, 2019, there were approximately 1,455 record holders of the common shares.

We paid quarterly cash dividends of $0.125 per share for the last two quarters of 2018 and $0.10 per share for each of the first two quarters of 2018. We paid quarterly cash dividends of $0.10 per share for the each of the last two quarters of 2017 and $0.0625 per share for each of the first two quarters of 2017 and each quarter of 2016. We have indicated our intention to pay quarterly dividends currently at the annual rate of $0.50 per common share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant.
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
In April 2018, the Board of Directors approved an increase to our existing share repurchase program, bringing total common shares authorized for repurchase to 25,000,000. In July 2018, the Board of Directors approved another increase to our share repurchase program, authorizing the repurchase of an additional 25,000,000 common shares. During the eleven months ended November 30, 2018, we repurchased a total of 50,000,000 shares pursuant to this program. Separately, during the eleven months ended November 30, 2018, we repurchased an aggregate of 222,857 shares in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans. In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization.
There were no unregistered sales of equity securities during the period covered by this report.
The following table presents information on our purchases of our common shares during the two months ended November 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2018 - October 31, 2018	11,759,622	$21.31	11,733,767	12,146,750
November 1, 2018 - November 30, 2018 (2)	12,146,750	$21.57	12,146,750	—
Total	23,906,372		23,880,517

(1)
Includes an aggregate 25,855 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	Includes 801,654 shares that settled in December 2018.

Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's 500 Financials Index for the period commencing December 31, 2013 to November 30, 2018. Index data was furnished by Standard & Poor's Capital IQ. The graph assumes that $100 was invested on December 31, 2013 in each of our common stock, the S&P 500 Index and the S&P 500 Financials Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
11/30/18
Jefferies Financial Group
S&P 500 Index
S&P 500 Financials Index

Item 6.	Selected Financial Data.
The following selected financial data have been summarized from our consolidated financial statements. They should be read in conjunction with our consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31,
		2017	2016	2015	2014
	(In thousands, except per share amounts)
Selected Statements of Operations Data (a)
Net revenues	$3,764,034	$4,077,445	$3,035,374	$3,484,039	$3,654,061
Total expenses	3,524,957	3,396,042	3,202,564	3,113,869	3,371,063
Income (loss) related to associated companies	57,023	(74,901)	154,598	110,281	138,527
Income (loss) from continuing operations before income taxes	296,100	606,502	(12,592)	480,451	421,525
Income tax provision	19,008	642,286	25,773	142,744	177,636
Income (loss) from continuing operations	277,092	(35,784)	(38,365)	337,707	243,889
Income (loss) from discontinued operations, including gain (loss) on disposal, net of taxes	773,984	288,631	232,686	(85,596)	(44,864)
Net (income) loss attributable to the redeemable noncontrolling interests	(37,263)	(84,576)	(65,746)	26,543	8,616
Net income attributable to Jefferies Financial Group common shareholders	1,022,318	167,351	125,938	279,587	204,306
Per share:
Basic earnings (loss) per common share attributable to Jefferies Financial Group common shareholders:
Income (loss) from continuing operations	$0.82	$(0.10)	$(0.10)	$0.90	$0.63
Income (loss) from discontinued operations, including gain (loss) on disposal	2.11	0.55	0.44	(0.16)	(0.09)
Net income	$2.93	$0.45	$0.34	$0.74	$0.54
Diluted earnings (loss) per common share attributable to Jefferies Financial Group common shareholders:
Income (loss) from continuing operations	$0.81	$(0.10)	$(0.10)	$0.90	$0.63
Income (loss) from discontinued operations, including gain (loss) on disposal	2.09	0.55	0.44	(0.16)	(0.09)
Net income	$2.90	$0.45	$0.34	$0.74	$0.54

(a)
Prior to the fourth quarter of 2018, because our fiscal year end was December 31, we reflected Jefferies Group in our consolidated financial statements utilizing a one month lag. In connection with our change in fiscal year end to November 30, we eliminated the one month lag utilized to reflect Jefferies Group results beginning with the fourth quarter of 2018. Therefore, our results for the eleven months ended November 30, 2018, include twelve month results for Jefferies Group and eleven months for the remainder of our results.

	At November 30, 2018	At December 31,
		2017	2016	2015	2014
	(In thousands, except per share amounts)
Selected Statements of Financial Condition Data
Total assets	$47,131,095	$47,169,108	$45,071,307	$46,331,184	$52,614,324
Long-term debt	7,617,563	7,885,783	7,380,443	7,400,582	8,519,584
Mezzanine equity	144,779	551,593	461,809	316,633	311,686
Shareholders' equity	10,060,866	10,105,957	10,128,100	10,401,211	10,302,158
Book value per common share	$32.72	$28.37	$28.18	$28.68	$28.03
Cash dividends per common share	$0.45	$0.325	$0.25	$0.25	$0.25

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related footnote disclosures contained in this report and the following "Cautionary Statement for Forward-Looking Information."
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
Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words "will," "could," "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.
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
Results of Operations
We are a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group, our largest subsidiary, is the largest independent full-service global investment banking firm headquartered in the U.S.

In the fourth quarter of 2018, we changed our fiscal year end from a calendar year basis to a fiscal year ending on November 30. Our 2018 fiscal year consists of the eleven month transition period beginning January 1, 2018 through November 30, 2018. Financial statements for 2017 and 2016 continue to be presented on the basis of our previous calendar year end. Jefferies Group has a November 30 year end. Prior to the fourth quarter of 2018, because our fiscal year end was December 31, we reflected Jefferies Group in our consolidated financial statements utilizing a one month lag. In connection with our change in fiscal year end to November 30, we eliminated the one month lag utilized to reflect Jefferies Group results beginning with the fourth quarter of 2018. Therefore, our results for the eleven months ended November 30, 2018, include twelve month results for Jefferies Group and eleven months for the remainder of our results.

During the second and third quarters of 2018, we closed three previously announced transactions that impacted our results for the eleven months ended November 30, 2018. These include the sale of 48% of National Beef in June 2018, reducing our ownership to 31%. We deconsolidated National Beef and are accounting for our remaining investment as an equity method investment within our Merchant Banking business. In August 2018, we sold 100% of our equity interest in Garcadia and our associated real estate. Vitesse Energy Finance also acquired a package of non-operated Bakken assets for $190.0 million in April 2018, of which approximately $144.0 million was funded as equity.

Our pre-tax income from continuing and discontinued operations was $1.3 billion for the eleven months ended November 30, 2018, significantly higher than $1.0 billion for the twelve months ended December 31, 2017. Income from continuing operations before income taxes was $296.1 million for the eleven months ended November 30, 2018 as compared to $606.5 million for the twelve months ended December 31, 2017.

Results for the eleven months ended November 30, 2018 include a pre-tax gain of $873.5 million, or $643.9 million net of tax expense, from the National Beef transaction. This gain is reflected in our results as a gain on disposal of discontinued operations. Our share of the results of National Beef prior to the transaction have also been reflected as discontinued operations, including prior year amounts. Results for the eleven months ended November 30, 2018 include the pre-tax gain of $221.7 million from the Garcadia transaction. The twelve months ended December 31, 2017 include a pre-tax gain on the sale of Conwed Plastics ("Conwed") of $178.2 million.

A number of other items also impacted comparability of 2018 with the prior year. Results for the eleven months ended November 30, 2018 includes a mark-to-market decrease in the value of our investment in Spectrum Brands of $418.8 million, a mark-to-market increase in the value of our investment in WeWork of $70.9 million, a $62.1 million impairment loss related to our investment in FXCM, a $47.9 million impairment loss related to Golden Queen Mining Company, LLC ("Golden Queen"), a net loss at LAM and continued strong performance by Berkadia. The twelve months ended December 31, 2017 includes a $130.2 million impairment loss related to FXCM and a mark-to-market increase in the value of our investment in HRG Group, Inc. ("HRG") of $64.8 million.

A summary of results of operations for the eleven months ended November 30, 2018 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,183,376	$571,831	$22,300	$—	$(13,473)	$3,764,034

Expenses:
Compensation and benefits	1,736,264	77,169	50,222	—	(873)	1,862,782
Cost of sales	—	307,071	—	—	—	307,071
Floor brokerage and clearing fees	189,068	—	—	—	(4,858)	184,210
Interest	—	35,159	—	54,090	—	89,249
Depreciation and amortization	68,296	48,852	3,169	—	—	120,317
Selling, general and other expenses	780,081	150,115	35,049	—	(3,917)	961,328
Total expenses	2,773,709	618,366	88,440	54,090	(9,648)	3,524,957
Income (loss) from continuing operations before income taxes and income related to associated companies	409,667	(46,535)	(66,140)	(54,090)	(3,825)	239,077
Income related to associated companies	—	57,023	—	—	—	57,023
Income (loss) from continuing operations before income taxes	$409,667	$10,488	$(66,140)	$(54,090)	$(3,825)	296,100
Income tax provision from continuing operations						19,008
Income from discontinued operations, net of income tax provision						130,063
Gain on disposal of discontinued operations, net of income tax provision						643,921
Net income						$1,051,076

A summary of results of operations for the twelve months ended December 31, 2017 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,198,109	$876,180	$6,306	$—	$(3,150)	$4,077,445

Expenses:
Compensation and benefits	1,829,096	73,811	46,655	—	1,373	1,950,935
Cost of sales	—	280,952	—	—	—	280,952
Floor brokerage and clearing fees	179,478	—	—	—	(4,972)	174,506
Interest	—	42,259	—	58,943	—	101,202
Depreciation and amortization	62,668	44,257	3,470	—	—	110,395
Selling, general and other expenses	621,943	131,627	34,983	—	(10,501)	778,052
Total expenses	2,693,185	572,906	85,108	58,943	(14,100)	3,396,042
Income (loss) from continuing operations before income taxes and loss related to associated companies	504,924	303,274	(78,802)	(58,943)	10,950	681,403
Loss related to associated companies	—	(74,901)	—	—	—	(74,901)
Income (loss) from continuing operations before income taxes	$504,924	$228,373	$(78,802)	$(58,943)	$10,950	606,502
Income tax provision from continuing operations						642,286
Income from discontinued operations, net of income tax provision						288,631
Net income						$252,847

A summary of results of operations for the twelve months ended December 31, 2016 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$2,414,614	$621,804	$2,689	$—	$(3,733)	$3,035,374

Expenses:
Compensation and benefits	1,568,948	84,486	35,015	—	(124)	1,688,325
Cost of sales	—	337,039	—	—	—	337,039
Floor brokerage and clearing fees	167,205	—	—	—	—	167,205
Interest	—	36,876	—	58,881	—	95,757
Depreciation and amortization	60,206	53,286	3,619	—	—	117,111
Selling, general and other expenses	588,283	179,527	36,399	—	(7,082)	797,127
Total expenses	2,384,642	691,214	75,033	58,881	(7,206)	3,202,564
Income (loss) from continuing operations before income taxes and income related to associated companies	29,972	(69,410)	(72,344)	(58,881)	3,473	(167,190)
Income related to associated companies	—	154,598	—	—	—	154,598
Income (loss) from continuing operations before income taxes	$29,972	$85,188	$(72,344)	$(58,881)	$3,473	(12,592)
Income tax provision from continuing operations						25,773
Income from discontinued operations, net of income tax provision						232,686
Net income						$194,321

Jefferies Group
Jefferies Group was acquired on March 1, 2013 and is reflected in our 2017 and 2016 consolidated financial statements utilizing a one month lag; Jefferies Group's fiscal year ends on November 30th. Jefferies Group financial data is presented in each year based on the twelve months ended November 30. A summary of results of operations for Jefferies Group is as follows (in thousands):

	2018	2017	2016

Net revenues	$3,183,376	$3,198,109	$2,414,614

Expenses:
Compensation and benefits	1,736,264	1,829,096	1,568,948
Floor brokerage and clearing fees	189,068	179,478	167,205
Depreciation and amortization	68,296	62,668	60,206
Selling, general and other expenses	780,081	621,943	588,283
Total expenses	2,773,709	2,693,185	2,384,642
Income from continuing operations before income taxes	$409,667	$504,924	$29,972

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

Revenues by Source

Net revenues presented for Jefferies Group's businesses include allocations of interest income and interest expense as it assesses the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, which is a function of the mix of each business's associated assets and liabilities and the related funding costs.

In connection with the adoption of the new revenue standard in the first quarter of 2018, Jefferies Group has made changes to the presentation of its "Revenues by Source" to better align the manner in which we describe and present the results of Jefferies Group's performance with the manner in which it manages its business activities and serves its clients. We believe that the reorganization of Jefferies Group's revenue reporting will enable us to describe the business mix more clearly and provide greater transparency in the communication of Jefferies Group's results. Additionally, the results of the investment banking business now include a new subcategory "Other investment banking", which contains Jefferies Group's share of net earnings from its corporate lending joint venture, Jefferies Finance, as well as any gains and losses from any securities or loans received or acquired in connection with its investment banking efforts. Previously reported results are presented on a comparable basis in the tables below.

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

•
Revenues from principal investments in certain private equity and asset management funds managed by related parties, which were previously presented within Jefferies Group's asset management revenue, are now presented as part of its other business.

The changes to the manner in which we describe and disclose the performance of Jefferies Group's business activities has no effect on its historical consolidated results of operation. The composition of Jefferies Group's net revenues has varied over time as financial markets and the scope of its operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and its own performance.

The following provides a summary of net revenues by source (in thousands):

	2018	2017	2016

Equities	$665,557	$674,424	$597,445
Fixed income	559,712	618,388	654,337
Total sales and trading	1,225,269	1,292,812	1,251,782

Equity	454,555	344,973	235,207
Debt	635,606	649,220	304,576
Capital markets	1,090,161	994,193	539,783
Advisory	820,042	770,092	654,190
Other investment banking	3,638	19,776	(108,487)
Total investment banking	1,913,841	1,784,061	1,085,486
Other	45,316	92,987	999
Total capital markets	3,184,426	3,169,860	2,338,267

Asset management fees	21,214	19,224	23,711
Investment return	(22,264)	9,025	52,636
Total asset management	(1,050)	28,249	76,347

Total net revenues	$3,183,376	$3,198,109	$2,414,614

Equities Net Revenues

Equities are comprised of net revenues from:

•	services provided to Jefferies Group's clients from which it earns commissions or spread revenue by executing, settling and clearing transactions for clients;

•	advisory services offered to clients;

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which includes providing clients access to all of its institutional execution capabilities.

Total equities net revenues were $665.6 million for 2018, a decrease of $8.8 million, compared with $674.4 million for 2017. Equities posted record results in 2018 for Jefferies Group's overall global core sales and trading business and within the U.S., Europe and Asia Pacific regions. Jefferies Group's results include records for its electronic trading, equity derivatives and prime brokerage businesses. The increase in equities net revenues from its core equities sales and trading businesses was offset by losses in certain block positions in 2018 compared with gains in 2017.

The results in equities net revenues during 2018 reflect improved performance in various core global equities businesses, primarily driven by higher revenues in Jefferies Group's equity derivatives, electronic trading and prime brokerage businesses, primarily due to higher equity volatility, overall improved market trading volumes and an increase in its commissions. This was partially offset by a decrease in its U.S. and European cash equities, convertibles and securities finance businesses, primarily due to lower customer activity. European revenues were also lower as a result of the delay in advisory payments and the impact of unbundling due to the Market in Financial Instruments Directive ("MiFID II") regulation.

Equities net revenues were $674.4 million for 2017, an increase of $77.0 million compared with $597.4 million for 2016. Equities net revenues increased with higher revenues in Jefferies Group's electronic trading, prime brokerage services, and Asia Pacific cash equities businesses, primarily due to increased customer activity and increased trading volumes. The increase was partially offset by lower revenues in its equity derivatives and Europe cash equities businesses, primarily due to reduced market making activities and lower equity volatility. In addition, results in 2017 included certain strategic investment gains compared with losses in 2016. Equities commission revenues declined in Jefferies Group's equity derivative and U.S. cash equities businesses due to reduced trading volumes and lower levels of volatility, partially offset by higher revenues in its electronic trading and Asia Pacific cash equities businesses due to increased trading volumes.
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

Fixed income net revenues in 2017 and 2016 also included Jefferies Group's share of the net earnings from its joint venture investment in Jefferies LoanCore, which was accounted for under the equity method. On October 31, 2017, Jefferies Group sold all of its membership interests in Jefferies LoanCore for approximately $173.1 million, the estimated book value at October 31, 2017. In addition, Jefferies Group may be entitled to additional cash consideration over the next four years in the event Jefferies LoanCore's yearly return on equity exceeds certain thresholds.

Fixed income net revenues totaled $559.7 million for 2018, a decrease of $58.7 million compared with net revenues of $618.4 million in 2017, primarily due to difficult market conditions in Jefferies Group's global investment grade credit businesses predominately in the fourth quarter of 2018. Further, performance in the first quarter of 2017 was bolstered by robust trading activity following the 2016 U.S. Presidential election, which was not repeated in the current year.
Revenues in Jefferies Group's U.S. securitized markets group were significantly improved, primarily as its business continues to focus on the securitization of non-commoditized products. Revenues in Jefferies Group's leveraged credit business were strong as Jefferies Group enhanced its trading and coverage team across loans, bonds and distressed products, as well as increased results from secondary trading of floating rate loans, while balancing market risk. Revenues declined in Jefferies Group's global investment grade credit business as lack of volatility and higher interest rates reduced trading volumes resulting in increased competition chasing limited opportunities. During the fourth quarter, credit spreads widened and new issue activity slowed, further reducing client trading activity. Revenues in Jefferies Group's international securitized markets group were down due to limited market opportunities as the European Central Bank's quantitative easing program comes to an end.
Global rates revenues in 2018 declined due to uncertainty over Brexit and international economic concerns. In addition, the opportunities in the prior year, primarily in the first quarter of 2017, from volatility from the U.S. Presidential election and European election cycles were not replicated in the current year. Revenues in Jefferies Group's municipal trading business were lower on reduced market activity driven by changes in federal tax legislation and the backdrop of increased interest rates dampened investor interest. The business outperformed in the prior year, as macro events drove a more favorable trading environment. The prior year also included revenues from Jefferies Group's share of Jefferies LoanCore, which was sold in October 2017, as well as revenues from non-core fixed income products that have now been de-emphasized.
Fixed income net revenues were $618.4 million for 2017, a decrease of $35.9 million, compared with net revenues of $654.3 million in 2016. Jefferies Group recorded modestly lower revenues in 2017 as compared with 2016, primarily due to a more challenging trading environment across most products, including most credit and rates businesses. In 2017, volatility was dampened as quantitative easing continued across most markets Jefferies Group transacts in. This was partially offset by better risk management, addition of staff in certain businesses, and refreshed strategies in some businesses.
Net revenues in Jefferies Group's leveraged credit business in 2017 were higher due to increased trading activities in high yield and distressed products as a result of additions to staff and repositioned risk. This was compared to relatively significant mark-to-market losses recognized in the early part of 2016. Higher revenues in Jefferies Group's European credit and international securitized markets group businesses were due to repositioned strategies taking advantage of trading opportunities in certain industry sectors. This is compared to volatile oil prices and uncertainty as to bank liquidity in 2016, which negatively impacted revenues in this business in the prior year. Jefferies Group's municipal securities business performed well for the greater part of the year, driven by increased client activity as new team members were added and market share expanded. Performance for the municipal securities business was partially dampened at the end of the 2017 fiscal year as the municipal bond market dislocated over concerns around the potential impacts of pending U.S. tax reform on both municipal bond issuers and investors.
Revenues in Jefferies Group's corporates and emerging markets business declined in a maturing credit cycle as volatility and transaction spreads decreased from prior year levels, while demand for new issuances and higher yielding investments and higher levels of volatility were prevalent in 2016. Lower revenues in Jefferies Group's global rates and U.S. securitized markets group business were due to lower levels of volatility resulting in lower transaction based revenues. In the U.S. securitized markets businesses this was partially offset by increased activity in origination businesses including collateralized loan obligations. Net revenues from Jefferies Group's share of Jefferies LoanCore, which was sold in October 2017, increased slightly during 2017 as compared to 2016 due to an increase in loan closings and syndications.
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

Total investment banking revenues were $1,913.8 million for 2018, including an increase of $131.8 million in investment banking net revenues as a result of the new revenue standard. See Notes 2 and 4, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on the new revenue standard. Jefferies Group's results reflect continued strong performance in both its equity capital markets and advisory businesses, as Jefferies Group increased its fee market share in both businesses.

Other investment banking revenues were $3.6 million for 2018 compared with $19.8 million for 2017. The results reflect net revenues of $98.6 million and $90.8 million in 2018 and 2017, respectively, from Jefferies Group's share of the profits of the Jefferies Finance joint venture, which were offset by the amortization of costs and allocated interest expense related to Jefferies Group's investment in the Jefferies Finance business.

From equity and debt capital raising activities, Jefferies Group generated $454.6 million and $635.6 million in revenues, respectively, for 2018. During 2018, Jefferies Group completed 969 public and private debt financings that raised $270.1 billion in aggregate and Jefferies Group completed 193 public and private equity and convertible offerings that raised $43.3 billion (179 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $820.0 million, including revenues from 180 merger and acquisition transactions and 15 restructuring and recapitalization transactions with an aggregate transaction value of $193.9 billion.

Total investment banking revenues were a then record $1,784.1 million for 2017, 64.4% higher than 2016. This increase was due to strong performance across Jefferies Group's debt capital markets, equity capital markets and advisory businesses, supported by a strong overall capital raising and merger and acquisition environment. In 2016, new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout 2016. Capital markets revenues in 2017 increased 84.2% from 2016. Advisory revenues for 2017 increased 17.7% compared to 2016. Other investment banking revenues were $19.8 million for 2017, compared with a loss of $108.5 million for 2016. The results reflect net revenues of $90.8 million and a net loss of $9.3 million in 2017 and 2016, respectively, from Jefferies Group's share of the profits of the Jefferies Finance joint venture, which were offset by the amortization of costs and allocated interest expense related to Jefferies Group's investment in the Jefferies Finance business.

From equity and debt capital raising activities during 2017, Jefferies Group generated $345.0 million and $649.2 million in revenues, respectively. During 2017, Jefferies Group completed 1,121 public and private debt financings that raised $292.1 billion in aggregate and Jefferies Group completed 173 public and private equity and convertible offerings that raised $59.7 billion (164 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $770.1 million, including revenues from 171 merger and acquisition transactions and ten restructuring and recapitalization transactions with an aggregate transaction value of $180.6 billion.

Investment banking revenues were $1,085.5 million for 2016. From equity and debt capital raising activities during 2016, Jefferies Group generated $235.2 million and $304.6 million in revenues, respectively. During 2016, Jefferies Group completed 892 public and private debt financings that raised $188.6 billion in aggregate and Jefferies Group completed 129 public and private equity and convertible offerings that raised $24.4 billion (125 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $654.2 million, including revenues from 161 merger and acquisition transactions and 18 restructuring and recapitalization transactions with an aggregate transaction value of $135.2 billion.

Other Net Revenues

Other net revenues are comprised of revenues from:
• strategic investments other than Jefferies Finance (such as KCG through its sale in July 2017);
• principal investments in private equity and hedge funds managed by third parties or related parties;
• investments held as part of employee benefit plans, including deferred compensation plans (for which Jefferies Group incurs corresponding compensation expenses); and
• Jefferies Group's legacy Futures business.

Other also includes Jefferies Group's share of the income from Berkadia for the months of October and November 2018. On October 1, 2018, Jefferies transferred to Jefferies Group its 50% interest in Berkadia.

Other net revenues totaled $45.3 million for 2018, a decrease of $47.7 million compared with $93.0 million for 2017. Results for 2017 included a net gain of $93.4 million from Jefferies Group's investment in KCG, which was sold in July 2017, partially offset by foreign currency gains. The results in 2018 include net revenues of $20.0 million due to Jefferies Group's share of income from Berkadia.

Other net revenues totaled $93.0 million for 2017, an increase of $92.0 million compared with $1.0 million for 2016. Results for 2017 included a net gain of $93.4 million from Jefferies Group's investment in KCG, which was sold in July 2017, compared with a net gain of $19.6 million for 2016.

Asset Management Net Revenues

Asset management revenues include the following:
• management and performance fees from funds and accounts managed by Jefferies Group; and
• investment income from capital invested in and managed by Jefferies Group's asset management business and other asset managers.

In the fourth quarter of 2018, Jefferies transferred to Jefferies Group capital investments in certain separately managed accounts and funds. Due to this transfer, Jefferies Group has made changes to the presentation of its "Revenues by Source" in the fourth quarter of 2018 and are including investment income from capital invested in these separately managed accounts and funds within asset management revenues. Previously reported results are presented on a comparable basis.
Asset management revenues were $(1.1) million for 2018, as compared with $28.2 million for 2017 and $76.3 million for 2016. The decline in asset management revenues from 2016 to 2017 and from 2017 to 2018 is primarily due to reduced returns on investments. The key components of asset management revenues are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate Jefferies Group's investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets.
Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of certain share-based and cash compensation awards to employees. Cash and historical share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded in the year of the award.
Included in Compensation and benefits expense are share-based amortization and cash-based expense for senior executive awards, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting, all of which are being amortized over their respective future service periods. In addition, the senior executive awards contain market and performance conditions.

Compensation expense related to the amortization of share-based and cash-based awards amounted to $302.0 million, $278.2 million and $287.2 million for 2018, 2017 and 2016, respectively. Compensation and benefits as a percentage of Net revenues was 54.5%, 57.2% and 65.0% for 2018, 2017 and 2016, respectively.

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
The increase in non-compensation expenses during 2018 as compared to 2017 was primarily due to a $131.8 million increase mostly in business development expenses and underwriting costs, as a result of applying the new revenue standard to results of operations for 2018. The increase during 2018 was also due to an increase in technology and communication expenses due to higher costs associated with the development of the various trading systems and Jefferies Group's efforts to provide its professionals with modern digital tools to help them better serve its clients. The increase also includes higher professional service expenses due to an increase in legal and consulting fees.

In 2017, non-compensation expenses increased 5.9% compared to 2016. The increase in non-compensation expenses during 2017 was consistent with the increased activity associated with higher net revenues, as well as increased spending on technology. At the same time, non-compensation expenses as a percentage of Net revenues declined from 33.8% to 27.0% again demonstrating strategically the operating leverage inherent in Jefferies Group's business. The increase in non-compensation expenses was primarily due to an increase in Floor brokerage and clearing expenses due to the mix of costs across certain equities and fixed income businesses, technology and communications expenses due to costs associated with the development of the various trading systems and projects associated with corporate support and core business infrastructures, and an increase in certain other expenses.

Merchant Banking

A summary of results for Merchant Banking is as follows (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Net revenues	$571,831	$876,180	$621,804

Expenses:
Compensation and benefits	77,169	73,811	84,486
Cost of sales	307,071	280,952	337,039
Interest	35,159	42,259	36,876
Depreciation and amortization	48,852	44,257	53,286
Selling, general and other expenses	150,115	131,627	179,527
Total expenses	618,366	572,906	691,214
Income (loss) before income taxes and income (loss) related to associated companies	(46,535)	303,274	(69,410)
Income (loss) related to associated companies	57,023	(74,901)	154,598
Income from continuing operations before income taxes	$10,488	$228,373	$85,188

Merchant Banking includes the consolidated results of Vitesse Energy Finance and JETX Energy (oil and gas production and development), Conwed and Idaho Timber (manufacturing companies), LAM (asset management) and Foursight Capital (vehicle finance). It also includes our ownership of Spectrum Brands/HRG shares, which is accounted for at fair value and impacts our results through its mark-to-market adjustments reflected in Net revenues, our investment in WeWork and the results of our investment in FXCM.  Interest and gains related to the note receivable component of our FXCM investment are included in Net revenues, while income (loss) related to our equity method investment in FXCM is included in Income (loss) related to associated companies. Additionally, Merchant Banking includes our equity investments in National Beef (beef processing), Berkadia, prior to its transfer to Jefferies Group on October 1, 2018 (commercial mortgage banking, investment sales and servicing), HomeFed (real estate company), Garcadia, prior to its sale in August 2018 (automobile dealerships), Linkem (fixed wireless broadband services in Italy) and Golden Queen (a gold and silver mining project).

In the fourth quarter of 2018, we amalgamated all our primary financial services operating businesses into one platform by transferring our 50% membership interest in Berkadia and our LAM seed investments into Jefferies Group. Revenues related to the net assets transferred were $6.7 million, $49.6 million and $26.5 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. Income from continuing operations before income taxes related to the net assets transferred were $47.7 million, $118.4 million and $109.4 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively.

The following provides a summary of net revenues by source (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Vitesse Energy Finance and JETX Energy	$169,667	$45,225	$53,549
Manufacturing	357,513	504,508	415,752
LAM	(5,447)	74,990	(75,508)
FXCM	18,616	23,160	(54,634)
Vehicle Finance	64,969	60,187	50,152
Spectrum Brands/HRG	(412,493)	64,774	93,200
Other	379,006	103,336	139,293
Total net revenues	$571,831	$876,180	$621,804

Oil and gas revenues for 2018 increased due to Vitesse Energy Finance's acquisition of additional non-operated Bakken assets in the second quarter of 2018 as well as an increase in oil prices in 2018 compared to 2017. Vitesse Energy Finance and JETX Energy net revenues also include net unrealized gains (losses) of $29.1 million, $1.8 million and $(11.8) million related to derivatives during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. As discussed further in Note 5 to our consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. JETX Energy revenues during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016 were impacted by $12.1 million, $(20.1) million and $9.6 million, respectively, of unrealized gains (losses) on a trading asset which is held at fair value.

Net revenues for manufacturing for the twelve months ended December 31, 2017 include the gain on the sale of Conwed of $178.2 million. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed's subsidiary, Filtrexx International, exceed certain performance thresholds. Excluding the gain on the sale of Conwed, net revenues for manufacturing increased in 2018 as compared to 2017, due primarily to an increase in sales at Idaho Timber. Net manufacturing revenues in 2017 as compared to 2016 increased due to the gain on the sale of Conwed, partially offset by the absence of Conwed revenues through the majority of 2017.

The decrease in LAM net revenues in 2018 as compared to 2017 primarily reflects lower principal transactions revenue due to two strategies negatively impacted by exceptional volatility during the first quarter of 2018. The year-over-year increase in 2017 LAM net revenues as compared to 2016 primarily reflects better returns on investments.

As more fully discussed in Note 5 to our consolidated financial statements, on September 1, 2016, we amended the terms of our loan and associated rights related to FXCM. Among other changes, the amendments gave Jefferies a 50% voting interest in FXCM and we gained the ability to significantly influence FXCM through our seats on the board. As a result of the amendment, we have accounted for our equity interest in FXCM under the equity method of accounting since September 1, 2016. Net revenues include gains of $18.6 million and $23.2 million during the eleven months ended November 30, 2018 and twelve months ended December 31, 2017, respectively, from our FXCM term loan and a loss of $(54.6) million during the twelve months ended December 31, 2016 from our FXCM term loan and related rights. This includes the component related to interest income, which is recorded within Principal transactions revenues.

Spectrum Brands/HRG net revenues reflect changes in the value of our investment. We classify Spectrum Brands/HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments through Principal transactions revenue.

Other revenues for the eleven months ended November 30, 2018 reflect the gain on sale of our equity interests in Garcadia and our associated real estate of $221.7 million. Other net revenues for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively, also include a $70.9 million, $6.1 million and $65.6 million increase in the fair value of WeWork. Net revenues for the twelve months ended December 31, 2017 include a $19.7 million realized security gain from an investment in a non-public security.

The following provides a summary of total expenses by source (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Vitesse Energy Finance and JETX Energy	$116,017	$71,258	$144,429
Manufacturing	321,851	296,491	375,990
LAM	74,029	44,844	32,318
Vehicle Finance	65,461	68,444	69,074
Other	41,008	91,869	69,403
Total expenses	$618,366	$572,906	$691,214
Total expenses for Vitesse Energy Finance and JETX Energy in 2018 increased compared to 2017, primarily due to Vitesse Energy Finance's acquisition of additional non-operated Bakken assets in the second quarter of 2018. Selling, general and other expenses in 2016 include impairment charges of $63.8 million recorded by JETX Energy. The impairment charge primarily related to decisions made by JETX Energy in the third quarter of 2016 to curtail development of both its southern acreage in the East Eagle Ford and its Houston County acreage. A $55.0 million impairment charge was recorded for the difference between the carrying value of that acreage and the estimated net realizable value. The 2016 impairment also included the write-down of certain JETX Energy leases that would not benefit its business going forward.
The increase in total expenses for manufacturing in 2018 as compared to 2017 primarily relates to an increase in cost of sales associated with an increase in sales at Idaho Timber. The decrease in manufacturing expenses for 2017 as compared to 2016 is primarily due to the sale of Conwed in the first quarter of 2017.
Total expenses for LAM were impacted by the growth of our business in 2018 and 2017 as compared to the prior years.
Other expenses for 2017 reflect the write-down of a note receivable of $20.0 million related to the prior sale of a subsidiary. The decrease in other expenses in 2018 also reflects the deconsolidation of a real estate investment in 2017.

The following provides a summary of Income (loss) related to associated companies (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

National Beef	$110,049	$—	$—
Berkadia	80,092	93,801	94,201
FXCM	(83,174)	(177,644)	1,919
Garcadia Companies	21,646	48,198	52,266
Linkem	(20,534)	(32,561)	(22,867)
HomeFed	(4,332)	7,725	23,893
Golden Queen	(51,990)	(7,733)	(3,021)
Other	5,266	(6,687)	8,207
Total income (loss) related to associated companies	$57,023	$(74,901)	$154,598

Income (loss) related to associated companies primarily includes our investments in National Beef, subsequent to June 5, 2018 and the Garcadia Companies, prior to their sale in August 2018. Income (loss) related to associated companies during the eleven months ended November 30, 2018 includes a $47.9 million impairment loss related to our equity investment in Golden Queen in the third quarter of 2018. As discussed further in Note 11, Golden Queen completed an updated mine plan and financial projections in the third quarter of 2018 reflecting lower grades of gold as well as a decrease in the market price of gold. As a result of lower projected cash flows, the estimated fair value of our equity interest in Golden Queen was lower than our carrying value by $47.9 million and an impairment of $47.9 million was recorded in the third quarter of 2018.

Income (loss) related to associated companies during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively, includes a $62.1 million and $130.2 million impairment loss related to our equity investment in FXCM. As discussed further in Note 11, in the fourth quarter of 2018, we updated expectations for FXCM based on recent revised regulations of the European Securities Market Authority and dampened operating results. Based on the decline in projections and the adverse effects of the European regulations, we evaluated in the fourth quarter whether our equity method investment was fully recoverable. Our estimate of fair value was based on a discounted cash flow analysis. The estimated fair value of our equity interest in FXCM was lower than our carrying value by $62.1 million and an impairment of $62.1 million was recorded in the fourth quarter of 2018.

In the first quarter of 2017, Global Brokerage Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the NFA and CFTC against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. As part of the settlements, FXCM U.S. withdrew from business and sold FXCM U.S.'s customer accounts. FXCM also implemented a restructuring plan that included the termination of approximately 22% of its global workforce. Based on the above actions, we evaluated in the first quarter of 2017 whether our equity method investment was fully recoverable. Our estimate of fair value was based on a discounted cash flow and comparable public company analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $130.2 million and an impairment of $130.2 million was recorded in the first quarter of 2017.
A summary of results for Merchant Banking by source is as follows (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Vitesse Energy Finance and JETX Energy	$53,650	$(26,033)	$(90,880)
Manufacturing	35,662	208,017	39,762
LAM	(79,476)	30,146	(107,826)
FXCM	18,616	23,160	(54,634)
Vehicle Finance	(492)	(8,257)	(18,922)
Spectrum Brands/HRG	(412,493)	64,774	93,200
Other	337,998	11,467	69,890
Income (loss) before income taxes and income (loss) related to associated companies	(46,535)	303,274	(69,410)
Income (loss) related to associated companies	57,023	(74,901)	154,598
Income from continuing operations before income taxes	$10,488	$228,373	$85,188
Other results for the eleven months ended November 30, 2018 reflect the gain on sale of our equity interests in Garcadia and our associated real estate of $221.7 million. Other results for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively, also include a $70.9 million, $6.1 million and $65.6 million increase in the fair value of WeWork.

Corporate
A summary of results of operations for Corporate is as follows (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Net revenues	$22,300	$6,306	$2,689

Expenses:
Compensation and benefits	50,222	46,655	35,015
Depreciation and amortization	3,169	3,470	3,619
Selling, general and other expenses	35,049	34,983	36,399
Total expenses	88,440	85,108	75,033
Loss from continuing operations before income taxes	$(66,140)	$(78,802)	$(72,344)
Net revenues primarily include realized and unrealized securities gains and interest income for investments held at the holding company. For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, Compensation and benefits expense includes share-based compensation expense of $21.4 million, $20.9 million and $9.7 million, respectively.
Parent Company Interest
Parent company interest totaled $54.1 million, $58.9 million and $58.9 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively.
Income Taxes
On December 22, 2017, the Tax Act was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are complex in their application. We recorded a discrete tax expense of $450.5 million as a provisional estimate of the impact of the Tax Act during the twelve months ended December 31, 2017. This provisional estimate primarily consisted of a $415.0 million expense related to the revaluation of our deferred tax asset and a $35.5 million expense related to the deemed repatriation of foreign earnings. During the eleven months ended November 30, 2018, we adjusted the provisional estimate by approximately $8.3 million, bringing the total amount to date to $458.8 million. This consists of a $420.7 million expense related to the revaluation of our deferred tax asset and a $38.1 million expense related to the deemed repatriation of foreign earnings. Additionally, income tax expense for the eleven months ended November 30, 2018 has been impacted by certain tax planning actions taken with respect to our non-U.S. subsidiaries as a result of the Tax Act. The provisional accounting charge may change until the accounting analysis is finalized, which will occur in the first quarter of fiscal 2019, as permitted by Staff Accounting Bulletin No. 118 ("SAB 118"), which was issued by the SEC on December 22, 2017. See Note 21 to our consolidated financial statements for further details on the Tax Act and SAB 118.
For the eleven months ended November 30, 2018, our provision for income taxes from continuing operations was $19.0 million, representing an effective tax rate of 6.4%. Our 2018 provision was reduced by a $48.1 million benefit resulting from a reversal of our valuation allowance with respect to certain federal and state NOLs, which we believe are more likely than not to be utilized before they expire. This benefit reduced our effective tax rate by approximately 16.2%.
For the twelve months ended December 31, 2017, our provision for income taxes from continuing operations was $642.3 million, representing an effective tax rate of about 106%. Our 2017 provision was impacted by a non-cash $450.5 million charge related to the impact of tax reform. This charge increased our effective rate by 74%.
For the twelve months ended December 31, 2016, our provision for income taxes from continuing operations was $25.8 million, on a pre-tax loss from continuing operations of $12.6 million. Our 2016 provision was increased by a $24.9 million charge related to previously issued stock awards.

Discontinued Operations
On June 5, 2018, we sold 48% of National Beef to Marfrig for $907.7 million in cash, reducing our ownership in National Beef to 31%. We account for our remaining interest under the equity method of accounting. The sale of National Beef meets the accounting criteria to be classified as a discontinued operation as the sale represents a strategic shift in our operations and financial results. As such, we classified the results of National Beef prior to June 5, 2018 as a discontinued operation and it is reported in Income from discontinued operations, net of income tax provision in the Consolidated Statements of Operations. In addition, we recognized a pre-tax gain as a result of the transaction of $873.5 million ($643.9 million after-tax) for the eleven months ended November 30, 2018, which has been recognized as Gain on disposal of discontinued operations, net of income tax provision in our Consolidated Statements of Operations.

A summary of results of discontinued operations for National Beef is as follows (in thousands):

	Period Ended June 4, 2018 (1)	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Revenues:
Beef processing services	$3,137,611	$7,353,663	$7,021,902
Interest income	131	339	166
Other	4,329	4,946	5,175
Total revenues	3,142,071	7,358,948	7,027,243

Expenses:
Compensation and benefits	17,414	39,884	39,271
Cost of sales	2,884,983	6,764,055	6,513,768
Interest expense	4,316	6,657	12,946
Depreciation and amortization	43,959	98,515	94,482
Selling, general and other expenses	14,291	42,525	37,754
Total expenses	2,964,963	6,951,636	6,698,221

Income from discontinued operations before income taxes	177,108	407,312	329,022
Income tax provision	47,045	118,681	96,336
Income from discontinued operations, net of income tax provision	$130,063	$288,631	$232,686

(1) The operations of National Beef from January 1, 2018 through June 4, 2018, are included in discontinued operations for our eleven months ended November 30, 2018.

National Beef's profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products, coupled with its overall volume. National Beef operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. National Beef's profitability typically fluctuates seasonally, with relatively higher margins in the spring and summer months and during times of ample cattle availability. National Beef's fiscal year consisted of 52 or 53 weeks, ending on the last Saturday in December. National Beef's fiscal year 2017 consisted of 52 weeks and its fiscal year 2016 consisted of 53 weeks.

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
Lower average debt balances in 2017 led to a 49% decline in interest expense in 2017 as compared to 2016.
For further information, see Note 28 to our consolidated financial statements.

Selected Statement of Financial Condition Data

In addition to preparing our Consolidated Statements of Financial Condition in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we also review the tangible capital associated with each of our businesses and investments, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that this information is useful to investors as it allows them to view our businesses and investments through the eyes of management while facilitating a comparison across historical periods. We define tangible capital as Total Jefferies Financial Group Inc. shareholders' equity less Intangible assets, net and goodwill. As a result of the transactions and our current operating strategy, we have made changes to reflect the way we currently manage our business, and have reclassified the December 31, 2017 balances to conform to current year presentation.

The tables below reconcile tangible capital to our GAAP balance sheet (in thousands):

	November 30, 2018
	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$5,145,886	$56,810	$56,113	$—	$5,258,809
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	707,960	—	—	—	707,960
Financial instruments owned	16,399,526	1,063,730	1,409,886	—	18,873,142
Loans to and investments in associated companies	997,524	1,419,808	—	—	2,417,332
Securities borrowed	6,538,212	—	—	—	6,538,212
Securities purchased under agreements to resell	2,785,758	—	—	—	2,785,758
Receivables	5,563,157	721,405	2,839	—	6,287,401
Intangible assets, net and goodwill	1,880,849	9,282	—	—	1,890,131
Deferred tax asset, net	243,240	—	269,549	—	512,789
Other assets	962,872	919,449	99,650	(122,410)	1,859,561
Total Assets	41,224,984	4,190,484	1,838,037	(122,410)	47,131,095

Liabilities
Long-term debt (1)	6,546,283	81,164	990,116	—	7,617,563
Other liabilities	28,440,086	747,990	223,830	(122,410)	29,289,496
Total liabilities	34,986,369	829,154	1,213,946	(122,410)	36,907,059

Redeemable noncontrolling interests	—	19,779	—	—	19,779
Mandatorily redeemable convertible preferred shares	—	—	125,000	—	125,000
Noncontrolling interests	1,911	16,480	—	—	18,391
Total Jefferies Financial Group Inc. shareholders' equity	$6,236,704	$3,325,071	$499,091	$—	$10,060,866

Reconciliation to Tangible Capital
Total Jefferies Financial Group Inc. shareholders' equity	$6,236,704	$3,325,071	$499,091	$—	$10,060,866
Less: Intangible assets, net and goodwill	(1,880,849)	(9,282)	—	—	(1,890,131)
Tangible Capital, a non-GAAP measure	$4,355,855	$3,315,789	$499,091	$—	$8,170,735

(1) Long-term debt within Merchant Banking of $81.2 million at November 30, 2018, primarily includes $77.8 million for Vitesse Energy Finance.

	December 31, 2017
	Jefferies Group	National Beef	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$5,164,492	$18,516	$55,815	$36,657	$—	$5,275,480
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	578,014	—	—	—	—	578,014
Financial instruments owned	14,193,352	2,880	1,974,930	628,075	—	16,799,237
Loans to and investments in associated companies	682,790	—	1,384,039	—	—	2,066,829
Securities borrowed	7,721,803	—	—	—	—	7,721,803
Securities purchased under agreements to resell	3,689,559	—	—	—	—	3,689,559
Receivables	4,459,827	201,675	754,470	3,043	—	5,419,015
Intangible assets, net and goodwill	1,899,093	554,541	9,546	—	—	2,463,180
Deferred tax asset, net	212,954	—	—	530,857	—	743,811
Other assets	973,848	682,927	724,730	100,996	(70,321)	2,412,180
Total Assets	39,575,732	1,460,539	4,903,530	1,299,628	(70,321)	47,169,108

Liabilities
Long-term debt (1)	6,416,844	199,221	280,697	989,021	—	7,885,783
Other liabilities	27,514,235	332,111	706,430	110,298	(70,321)	28,592,753
Total liabilities	33,931,079	531,332	987,127	1,099,319	(70,321)	36,478,536

Redeemable noncontrolling interests	—	412,128	14,465	—	—	426,593
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	737	—	32,285	—	—	33,022
Total Jefferies Financial Group Inc. shareholders' equity	$5,643,916	$517,079	$3,869,653	$75,309	$—	$10,105,957

Reconciliation to Tangible Capital
Total Jefferies Financial Group Inc. shareholders' equity	$5,643,916	$517,079	$3,869,653	$75,309	$—	$10,105,957
Less: Intangible assets, net and goodwill	(1,899,093)	(554,541)	(9,546)	—	—	(2,463,180)
Tangible Capital, a non-GAAP measure	$3,744,823	$(37,462)	$3,860,107	$75,309	$—	$7,642,777

(1) Long-term debt within Merchant Banking of $280.7 million at December 31, 2017, includes $53.4 million for our real estate associated with the Garcadia investment, $39.8 million for Vitesse Energy Finance, $170.5 million for Foursight Capital and $17.0 million for Chrome Capital.

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	November 30, 2018	December 31, 2017

Jefferies Group (1)	$4,355,855	$3,744,823

Merchant Banking:
National Beef	653,630	(37,462)
Oil and gas	640,773	416,621
Spectrum Brands	374,221	789,870
HomeFed	337,542	310,264
WeWork	254,400	183,495
Linkem	165,157	192,136
FXCM	148,181	231,656
Idaho Timber	78,190	81,542
LAM (1)	—	571,264
Berkadia (1)	—	210,594
Garcadia	—	199,541
Other	663,695	673,124
Total Merchant Banking	3,315,789	3,822,645

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	499,091	75,309

Total Tangible Capital (2)	$8,170,735	$7,642,777

(1)
In the fourth quarter of 2018, we amalgamated all our primary financial services operating businesses into one platform by transferring our 50% membership interest in Berkadia and our LAM seed investments into Jefferies Group.

(2)
Tangible Capital, a non-GAAP measure, is defined as Jefferies Financial Group Inc. shareholders' equity less Intangible assets, net and goodwill. See reconciliation of Tangible Capital to Jefferies Financial Group Inc. shareholders' equity in the tables above.

Liquidity and Capital Resources
Corporate Liquidity
At the corporate level our assets principally consist of the stock or membership interests of our businesses and investments, cash and cash equivalents and other noncontrolling investments in debt and equity securities. Our principal sources of funds are distributions from subsidiaries, proceeds from divestitures of existing businesses and investments, repayment of subsidiary advances, available cash resources, liquid investments, funds distributed from subsidiaries as tax sharing payments, public and private capital market transactions, and management and other fees. Our cash requirements consist primarily of the payment of interest on our debt, dividends and corporate cash overhead expenses, as well as acquisitions on new businesses when determined to be in the best interest of our shareholders.
During the eleven months ended November 30, 2018, we received $713.8 million of distributions from our existing subsidiary businesses, including $441.7 million from Jefferies Group. We also received $1,584.9 million from divestitures and repayments of advances, primarily from the sales of 48% of National Beef and 100% of our equity interests in Garcadia and our associated real estate. Proceeds from the sale of 48% of National Beef and total distributions received from National Beef for the eleven months ended November 30, 2018 were $1,207.7 million.
Our cash resources and investments that are easily convertible into cash within a relatively short period of time total $1,631.0 million at November 30, 2018, and are primarily comprised of cash, short-term bonds and notes of the U.S. Government and its agencies, and other publicly traded debt and equity securities. These are classified on our Statement of Financial Condition as cash and cash equivalents, trading assets and available for sale securities.
Our short-term recurring cash requirements, including the payment of interest on our debt, dividends and corporate cash overhead expenses, approximate $289 million on an annual basis. Dividends paid during the eleven months ended November 30, 2018 of

$151.8 million include quarterly dividends of $0.10 per share for each of the first two quarters and $0.125 per share for each of the last two quarters. The payment of dividends is subject to the discretion of the Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant. Our recurring cash requirements typically do not include significant amounts for tax payments, as we have NOLs and other tax attributes which offset federal tax liabilities. During the eleven months ended November 30, 2018, we used about $1.3 billion of our NOLs to offset taxable income, and we have about $1.1 billion remaining NOLs as of November 30, 2018.
Our primary long-term cash requirement is to make principal payments on the parent company's long-term debt ($1.0 billion principal outstanding as of November 30, 2018), of which $750.0 million is due in 2023 and $250.0 million in 2043. We continue to use our available liquidity to make acquisitions of new businesses and other investments, additional contributions to existing businesses and repurchases of our outstanding common shares. The timing of these events is influenced by many factors and therefore cannot be predicted.
In April 2018, Vitesse Energy Finance acquired non-operated Bakken assets from a portfolio company of a private equity fund for $190.0 million in cash, of which approximately $144.0 million was funded as equity by Jefferies and the balance funded by Vitesse Energy Finance's credit line. The assets purchased include interests in mineral rights and leasehold acreage in oil and gas drilling spacing units expected to be developed and working interests in cash flowing producing wells.

In May 2018, we expanded our asset management efforts by forming a strategic relationship with Weiss and invested $250.0 million in Weiss' strategy. We own a profit share in the firm for the first year and a revenue share thereafter.

In June 2018, we completed the sale of 48% of National Beef to Marfrig for approximately $907.7 million in cash, reducing our ownership in National Beef to 31%.

In August 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family for $417.2 million in cash.

In the fourth quarter of 2018, we transferred our LAM seed investments, as well as our interest in Berkadia, to Jefferies Group. These transfers were accomplished as a capital contribution to Jefferies Group of approximately $598.2 million and an internal transfer of cash from Jefferies Group of $76.0 million to Jefferies.
In April 2018, the Board of Directors approved an increase to our existing share repurchase program, bringing total common shares authorized for repurchase to 25,000,000. In July 2018, the Board of Directors approved another increase to our share repurchase program, authorizing the repurchase of an additional 25,000,000 common shares. During the eleven months ended November 30, 2018, we purchased a total of 50,000,000 of our common shares for $1,143.0 million at an average price per share of $22.86 under these authorizations. As of November 30, 2018, no common shares remained authorized for repurchase. In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization.
At November 30, 2018, we had outstanding 307,515,472 common shares and 20,657,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 328,172,472 outstanding common shares if all awards become outstanding common shares). The 20,657,000 share-based awards include the target number of shares under the senior executive award plan, which is more fully discussed in Note 17.

In February 2009, the Board of Directors authorized the purchase of our outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, depend upon prevailing market conditions, our liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.

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

	Rating	Outlook

Moody's Investors Service	Ba1	Positive
Standard and Poor's	BBB-	Stable
Fitch Ratings	BBB	Stable
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

November 30, 2018
Liquidity reserve (in thousands):
Minimum reserve under liquidity target	$577,090
Actual liquidity	$1,630,977

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies Group) assuming the loss of our two largest investments.

November 30, 2018
Leverage target (dollars in thousands):
Total Jefferies Financial Group Inc. shareholders' equity	$10,060,866
Less, investment in Jefferies Group	(6,236,704)
Equity excluding Jefferies Group	3,824,162
Less, our two largest investments:
National Beef	(653,630)
Vitesse Energy Finance	(532,824)
Equity in a stressed scenario	2,637,708
Less, net deferred tax asset excluding Jefferies Group's amount	(269,549)
Equity in a stressed scenario less net deferred tax asset	$2,368,159

Parent company debt (see Note 15 to our consolidated financial statements)	$990,116
Ratio of parent company debt to stressed equity:
Maximum	0.50
Actual, equity in a stressed scenario	0.38
Actual, equity in a stressed scenario excluding net deferred tax asset	0.42

Consolidated Statements of Cash Flows
As discussed above, we have historically relied on our available liquidity to meet short-term and long-term needs, and to make acquisitions of new businesses and investments. Except as otherwise disclosed herein, our operating businesses do not generally require significant funds to support their operating activities. The mix of our operating businesses and investments can change frequently as a result of acquisitions or divestitures, the timing of which is impossible to predict but which often have a significant impact on our Consolidated Statements of Cash Flows in any one period. Further, the timing and amounts of distributions from investments in associated companies may be outside our control. As a result, reported cash flows from operating, investing and financing activities do not generally follow any particular pattern or trend, and reported results in the most recent period should not be expected to recur in any subsequent period.
Net cash of $691.1 million, $788.3 million and $572.4 million, respectively, was provided by operating activities during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016.

•
Jefferies Group generated funds of $429.7 million and $481.9 million during 2018 and 2017, respectively, and used funds of $124.3 million during 2016. Included in these amounts are distributions received from associated companies of $66.1 million, $21.0 million and $38.2 million during 2018, 2017 and 2016, respectively.

•
Within Merchant Banking, cash of $41.5 million was generated during 2018 and cash of $124.6 million and $50.0 million was used during 2017 and 2016, respectively, related to investments in the LAM platform. Additionally, during 2016, cash of $427.0 million was generated from our trading portfolio related to our LAM platform. Cash of $23.4 million and $97.6 million was used to make additional investments in our trading portfolio during 2018 and 2017, respectively. Manufacturing generated funds of $40.6 million, $15.7 million and $35.4 million in 2018, 2017 and 2016, respectively. Distributions from associated companies include $41.0 million (through its transfer to Jefferies Group on October 1, 2018), $66.7 million and $99.9 million during 2018, 2017 and 2016, respectively, from Berkadia; $24.4 million during 2018 from National Beef; and $28.3 million, $46.9 million and $51.4 million during 2018, 2017 and 2016, respectively, from Garcadia. Net losses related to real estate, property and equipment, and other assets include impairment charges of $65.7 million in 2016, primarily related to JETX Energy, and the write down of a note receivable of $20.0 million in 2017 related to the sale of a subsidiary in 2012.

•
Net cash provided by operating activities of discontinued operations reflects funds generated by National Beef of $164.7 million, $553.8 million and $484.8 million during 2018, 2017 and 2016, respectively.

Net cash of $142.4 million was provided by investing activities during the eleven months ended November 30, 2018, and $54.6 million and $636.2 million, respectively, was used for investing activities during the twelve months ended December 31, 2017 and 2016.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies Group include $71.4 million, $72.7 million and $103.3 million in 2018, 2017 and 2016, respectively. Jefferies Group made loans to and investments in associated companies of $1,929.6 million during 2018, $3,161.6 million during 2017 and $538.2 million during 2016. Jefferies Group received capital distributions and loan repayments from its associated companies of $1,873.0 million during 2018, $3,069.0 million during 2017 and $689.2 million during 2016. Additionally, Jefferies Group received proceeds of $173.1 million during 2017 from the sale of its investment in Jefferies LoanCore.

•
Within Merchant Banking, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas production and development businesses. They totaled $253.9 million, $48.7 million and $153.1 million in 2018, 2017 and 2016, respectively. Proceeds from sale of subsidiaries and proceeds from sale of associated companies during 2018 primarily relate to the sale of our equity interests in Garcadia and our associated real estate. Proceeds from sale of subsidiaries during 2017 relate to the sale of Conwed. Loans to and investments in associated companies include $13.5 million to Golden Queen during 2018; $31.9 million to HomeFed, $32.0 million to Linkem and $62.8 million to real estate projects, of which $35.9 million was contributed by noncontrolling interests, during 2017; and $33.3 million to Linkem, $22.5 million to Garcadia and $153.5 million to real estate projects, of which $90.7 million was contributed by noncontrolling interests, during 2016. We received capital distributions and loan repayments from associated companies of $24.3 million from National Beef, $2.6 million from Golden Queen, $56.3 million from real estate projects and $0.6 million from Garcadia during 2018; $7.9 million from Garcadia and $25.6 million from real estate projects during 2017; and $10.2 million from Garcadia during 2016.

•
Net cash provided by (used for) investing activities of discontinued operations includes the net proceeds from sale of National Beef of $898.9 million during 2018 and acquisitions of property, equipment and leasehold improvements, and other assets related to National Beef of $33.7 million during 2018, $70.4 million during 2017 and $62.0 million during 2016.
Net cash of $575.8 million was used for financing activities during the eleven months ended November 30, 2018, and net cash of $434.8 million and $230.9 million was provided by financing activities during the twelve months ended December 31, 2017 and 2016, respectively.

•
Issuance of debt includes $2,450.7 million during 2018, $1,335.4 million during 2017 and $299.8 million during 2016 related to Jefferies Group. Repayment of debt includes $2,173.3 million during 2018, $524.1 million during 2017 and $373.2 million during 2016 related to Jefferies Group. Net change in bank overdrafts of $10.3 million in 2018, $(5.7) million in 2017 and $(46.5) million in 2016 related to Jefferies Group. Net change in other secured financings include proceeds of $159.4 million during 2018 and payments of $33.5 million and $7.3 million, respectively, during 2017 and 2016, related to Jefferies Group.

•
Within Merchant Banking, issuance of debt includes $304.0 million in 2018, $285.3 million in 2017 and $720.3 million in 2016. Their repayment of debt includes $505.0 million in 2018, $324.2 million in 2017 and $425.6 million in 2016. Net change in other secured financings include proceeds of $343.7 million, $34.7 million and $124.0 million during 2018, 2017 and 2016, respectively, related to Foursight Capital. Contributions from noncontrolling interests include $39.4 million during 2017 and $144.8 million during 2016 and distributions to noncontrolling interests include $12.0 million during 2017 and $18.0 million during 2016, related to real estate projects.

•	Purchases of common shares for treasury relate to shares purchased in the open market and shares received from participants in our stock compensation plans.

•
Net cash provided by (used for) financing activities of discontinued operations includes the issuance of debt by National Beef of $366.1 million during 2018 and $474.9 million during 2017 of borrowings under its bank credit facility and repayment of debt by National Beef of $175.1 million in 2018, $552.8 million in 2017 and $163.7 million in 2016.

As shown below, at November 30, 2018, our contractual obligations totaled $12,543.1 million.

		Expected Maturity Date
Contractual Obligations	Total	2019	2020	2021 and 2022	2023 and 2024	After 2024
	(In millions)
Long-term debt	$7,670.3	$690.2	$565.5	$967.5	$1,480.6	$3,966.5
Estimated interest expense on debt	3,565.3	385.9	349.6	593.7	453.4	1,782.7
Operating leases, net of sublease income	732.9	65.5	56.6	119.1	116.2	375.5
Other	574.6	148.7	101.8	135.8	77.4	110.9
Total Contractual Obligations	$12,543.1	$1,290.3	$1,073.5	$1,816.1	$2,127.6	$6,235.6
Amounts related to our U.S. pension obligations ($52.3 million) are not included in the above table as the timing of payments is uncertain; however, we do expect to make $7.5 million of contributions to these plans in 2019. For further information, see Note 19 in our consolidated financial statements. In addition, the above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain. Such amounts aggregated $251.4 million at November 30, 2018; for more information, see Note 21 in our consolidated financial statements.
Our U.S. pension obligations relate to frozen defined benefit pension plans, principally the defined benefit plan of WilTel Communications Group, LLC ("WilTel"), our former telecommunications subsidiary. When we sold WilTel in 2005, its defined benefit pension plan was not transferred in connection with the sale. At November 30, 2018, we had recorded a liability of $45.8 million in our Consolidated Statement of Financial Condition for WilTel's unfunded defined benefit pension plan obligation. This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts. Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.

Calculations of pension expense and projected benefit obligations are prepared by actuaries based on assumptions provided by management. These assumptions are reviewed on an annual basis, including assumptions about discount rates, interest credit rates and expected long-term rates of return on plan assets. The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate for the WilTel plan that is representative of the high quality corporate bond market. Holding all other assumptions constant, a 0.25% change in the discount rate would affect pension expense in 2019 by $0.3 million and the benefit obligation by $5.1 million, of which $3.8 million relates to the WilTel plan.
The deferred losses in accumulated other comprehensive income (loss) have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations ($49.7 million at November 30, 2018). These deferred amounts primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates. They are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into pension expense in 2019 is $1.9 million.
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
Jefferies Group maintains modest leverage to support its investment grade ratings. The growth of its balance sheet is supported by its equity and Jefferies Group has quantitative metrics in place to monitor leverage and double leverage. Jefferies Group capital plan is robust, in order to sustain its operating model through stressed conditions. Jefferies Group maintains adequate financial resources to support business activities in both normal and stressed market conditions, including a buffer in excess of regulatory, or other internal or external, requirements. Jefferies Group's access to funding and liquidity is stable and efficient to ensure that there is sufficient liquidity to meet its financial obligations in normal and stressed market conditions.
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

At November 30, 2018, our Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 trading assets that are approximately 2% of total trading assets.

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

The following table presents Jefferies Group's period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	2018	2017
Securities purchased under agreements to resell:
Period end	$2,786	$3,690
Month end average	5,232	6,195
Maximum month end	7,593	7,814

Securities sold under agreements to repurchase:
Period end	$8,643	$8,661
Month end average	12,704	11,273
Maximum month end	15,579	13,679

Fluctuations in the balance of Jefferies Group's repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. Additionally, the fluctuations in the balances of Jefferies Group's securities purchased under agreements to resell are influenced in any given period by its clients' balances and its clients' desires to execute collateralized financing arrangements via the repurchase market or via other financing products. Average balances and period end balances will fluctuate based on market and liquidity conditions and Jefferies Group considers the fluctuations intraperiod to be typical for the repurchase market.
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

To ensure that Jefferies Group does not need to liquidate inventory in the event of a funding crisis, Jefferies Group seeks to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $11.8 billion at November 30, 2018 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, Jefferies Group determines, based on its calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and considers any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At November 30, 2018, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. Jefferies Group regularly refines its model to reflect changes in market or economic conditions and the firm's business mix.
Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies Group's management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	November 30, 2018	Average Balance Fourth Quarter 2018 (1)	December 31, 2017
Cash and cash equivalents:
Cash in banks	$2,333,476	$2,367,239	$2,244,207
Money market investments	2,812,410	2,023,884	2,920,285
Total cash and cash equivalents	5,145,886	4,391,123	5,164,492

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	958,539	966,541	1,031,252
Other (3)	499,576	531,030	513,293
Total other sources	1,458,115	1,497,571	1,544,545

Total cash and cash equivalents and other liquidity sources	$6,604,001	$5,888,694	$6,709,037

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable. At November 30, 2018, repurchase financing can be readily obtained for approximately 74.4% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of Jefferies

Group's policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies Group continually assesses the liquidity of its inventory based on the level at which Jefferies Group could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies Group's trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	November 30, 2018		December 31, 2017
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$1,907,064	$317,189	$1,718,617	$272,380
Corporate debt securities	1,775,721	104,685	2,475,291	57,290
U.S. Government, agency and municipal securities	2,648,843	294,030	1,954,697	185,481
Other sovereign obligations	2,626,212	840,578	2,050,942	996,421
Agency mortgage-backed securities (1)	2,972,638	—	1,742,977	—
Loans and other receivables	272,201	—	243,664	—
	$12,202,679	$1,556,482	$10,186,188	$1,511,572

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
Sources of Funding
Secured Financing
Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities. Approximately 69.5% of Jefferies Group's cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at November 30, 2018.

Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At November 30, 2018, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $387.5 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $472.6 million and $482.4 million for 2018 and 2017, respectively.
Jefferies Group's short-term borrowings include an Intraday Credit Facility, whereby the Bank of New York Mellon has agreed to make revolving intraday credit advances for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for its U.S. broker-dealer. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At November 30, 2018, Jefferies Group was in compliance with all debt covenants under the Intraday Credit Facility.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statement of Financial Condition. At November 30, 2018, the outstanding notes were $881.5 million, bear interest at a spread over London Interbank Offered Rate ("LIBOR") and mature from April 2019 to September 2019.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at November 30, 2018 is $6.5 billion. Jefferies Group's long-term debt has a weighted average maturity of approximately 8.6 years. Jefferies Group's next scheduled maturity is the $680.8 million principal amount of 8.5% Senior Notes that mature in July 2019.
Jefferies Group's long-term debt ratings are as follows:

	Rating	Outlook

Moody's Investors Service	Baa3	Stable
Standard and Poor's	BBB-	Stable
Fitch Ratings	BBB	Stable
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
In connection with certain OTC derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2018, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $55.8 million. For certain foreign clearing organization's credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.

Net Capital
Jefferies Group operates a broker-dealer registered with the SEC and member firms of FINRA. Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and FCM, is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at November 30, 2018 were $1,739.4 million and $1,636.0 million, respectively. FINRA is the designated examining authority for Jefferies Group's U.S. broker-dealer and the NFA is the designated self-regulatory organization for Jefferies LLC as an FCM.

Certain other U.S. and non-U.S. subsidiaries of Jefferies Group are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom. The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized. Jefferies Group expects that these provisions will result in modifications to the regulatory capital requirements of some of its entities, and will result in some of its other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Financial Services, Inc., which registered as a swap dealer with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014. The regulatory capital requirements referred to above may restrict Jefferies Group's ability to withdraw capital from its regulated subsidiaries.

On March 29, 2017, the United Kingdom notified the European Council and triggered a two-year period to negotiate its withdrawal from the European Union on March 29, 2019 ("Brexit"), absent any extensions or changes to this time schedule. While, there is ongoing uncertainty as to the terms and any potential transition periods related to Brexit, Jefferies Group has taken steps to ensure its ability to provide services to its European clients without interruption. As such, Jefferies Group has established a wholly-owned subsidiary of its U.K. broker-dealer in Germany, which has been approved as an authorized MiFID investment firm by the German regulator, and which will enable Jefferies Group to conduct business across all of its European investment banking, fixed income and equity platforms. Jefferies Group's plans contemplate providing sufficient capital pursuant to the regulatory requirements for the planned operations as well pursuant to requirements of relevant clearing organizations.

Some of our other consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the parent company.

Off-Balance Sheet Arrangements
As shown below, at November 30, 2018, our commitments and guarantees, substantially all of which related to Jefferies Group, totaled $26,695.5 million.

		Expected Maturity Date
Commitments and Guarantees	Total	2019	2020	2021 and 2022	2023 and 2024	After 2024
	(In millions)
Equity commitments	$356.0	$322.4	$21.8	$1.3	$—	$10.5
Loan commitments	315.0	250.0	7.5	54.0	3.5	—
Underwriting commitments	377.5	377.5	—	—	—	—
Forward starting reverse repos	4,262.7	4,262.7	—	—	—	—
Forward starting repos	2,931.8	2,931.8	—	—	—	—
Other unfunded commitments	269.1	194.8	—	69.4	4.9	—
Derivative contracts (1):
Non-credit related	17,984.0	12,024.2	2,372.3	2,976.1	281.1	330.3
Credit related	145.2	—	32.4	—	112.8	—
Standby letters of credit	54.2	53.1	—	—	1.1	—
Total Commitments and Guarantees	$26,695.5	$20,416.5	$2,434.0	$3,100.8	$403.4	$340.8
(1) Certain of Jefferies Group's derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 24 in our consolidated financial statements.
We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. As of November 30, 2018, the aggregate amount of commercial paper outstanding was $1.47 billion. This commitment is not included in the table above as the timing of payments, if any, is uncertain.
In the normal course of business Jefferies Group and certain other subsidiaries engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives' notional amounts nor underlying instrument values are reflected as assets or liabilities in the Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in the Consolidated Statements of Financial Condition as Trading assets – Derivative contracts or Trading liabilities – Derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Notes 2, 5 and 6 in our consolidated financial statements.
We are routinely involved with variable interest entities ("VIEs") in the normal course of business. At November 30, 2018, we did not have any commitments to purchase assets from our VIEs. For additional information regarding VIEs, see Notes 8 and 10 in our consolidated financial statements.
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

Level 3:
Instruments that have little to no pricing observability as of the reported date. These financial instruments are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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
Jefferies Group's Independent Price Verification Group, independent of its trading function, plays an important role in determining that financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. Where a pricing model is used to determine fair value, these control processes include reviews of the pricing model's theoretical soundness and appropriateness by risk management personnel with relevant expertise who are independent from the trading desks. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.
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
Our estimate of future taxable income considers all available evidence, both positive and negative, about our operating businesses and investments, includes an aggregation of individual projections for each significant operating business and investment, estimated apportionment factors for state and local taxing jurisdictions and includes all future years that we estimate we will have available NOLs. As discussed further in Note 21, Federal NOLs begin to expire in 2025. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the projected amounts, further adjustments to the valuation allowance are possible.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code that impacts many areas of taxation, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) the introduction of the base erosion anti-abuse tax, a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income; (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of foreign tax credits to reduce U.S. income tax liability; (10) limitations on NOLs generated after December 31, 2017, to 80% of taxable income; (11) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years; and (12) bonus depreciation that will allow for full expensing of qualified property.

On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740"). While the initial estimated impact of the Tax Act was calculated using all available information, we anticipate modifications based on the procedures set forth under SAB 118. This process is applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, taxes are reflected in accordance with the law prior to the enactment of the Tax Act. Because of a November 30 year end, our measurement period will extend into the first quarter of 2019.

Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in the financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to refinement of our calculations based on updated information, changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is complex and we continue to assess the impact that various provisions will have on our business. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected, we consider the accounting for the deferred tax asset remeasurements, the transition tax, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year end data and tax positions. In connection with our initial analysis, we recorded a discrete tax expense of $450.5 million as a provisional estimate of the impact of the Tax Act during 2017. This provisional estimate primarily consisted of a $415.0 million expense related to the revaluation of our deferred tax asset and a $35.5 million expense related to the deemed repatriation of foreign earnings. During the eleven months ended November 30, 2018, we revised our prior estimate and recorded a $8.3 million increase in our tax expense related to the Tax Act.
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
We recorded impairment charges related to long-lived assets of $71.1 million in 2016. $56.3 million of the 2016 charge related to write-downs of JETX Energy's unproved oil and gas properties and $7.5 million related to the write-down of JETX Energy's assets held for sale to fair value. In the third quarter of 2016, JETX Energy curtailed development of its southern acreage in the East Eagle Ford and its Houston County acreage. As a result, an impairment was recorded for the difference between the carrying value and the estimated net realizable value of the acreage.
Impairment of Equity Method Investments – We evaluate equity method investments for impairment when operating losses or other factors may indicate a decrease in value which is other than temporary. We consider a variety of factors including economic conditions nationally and in their geographic areas of operation, adverse changes in the industry in which they operate, declines in business prospects, deterioration in earnings, increasing costs of operations and other relevant factors specific to the investee.  Whenever we believe conditions or events indicate that one of these investments might be significantly impaired, we obtain from such investee updated cash flow projections and impairment analyses of the investee assets. We use this information and, together with discussions with the investee's management, evaluate if the book value of its investment exceeds its fair value, and if so and the situation is deemed other than temporary, record an impairment charge.
As described further in Note 11, in the third quarter of 2018 we engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in Golden Queen. Our estimate of fair value was based on a discounted cash flow analysis and is categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future Golden Queen cash flows and a discount rate of 12%. The estimated fair value of our equity investment in Golden Queen was $62.3 million, which was $47.9 million lower than our prior carrying value at the end of the second quarter 2018. As a result, an impairment charge of $47.9 million was recorded in Income (loss) related to associated companies in the third quarter of 2018.
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
During 2018, we recorded an additional impairment charge of $62.1 million related to the equity component of our investment in FXCM, which is based on updated expectations that have been impacted by the recently revised regulations of the European Securities Market Authority and dampened operating results. Based on the updated projections, we evaluated in the fourth quarter of 2018 whether our equity method investment was fully recoverable. We engaged an independent valuation firm to assist management in estimating the fair value of FXCM. Our estimate of fair value was based on a discounted cash flow analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $62.1 million. We concluded that based on the decline in projections and the adverse effects of the European regulations, that the decline in fair value of our equity interest was other than temporary. As a result, we impaired our equity investment in FXCM in the fourth quarter of 2018 by $62.1 million.
Goodwill – We allocate the acquisition cost of consolidated businesses to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values. Significant judgments and estimates are often made by management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information we believe to be relevant. Any excess acquisition cost over the fair values of the net assets acquired is recorded as goodwill, which is not amortized to expense. Substantially all of our goodwill was recognized in connection with the Jefferies Group acquisition.
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
An independent valuation specialist was engaged to assist with the valuation process relating to Jefferies Group for our annual goodwill impairment test as of August 1, 2018. The results of this test indicated the fair value of Jefferies Group was in excess of the carrying value. However, the valuation methodology is sensitive to comparable company multiples and management's forecasts of future profitability, which comes with a level of uncertainty regarding U.S. and global economic conditions, trading volumes and equity and debt capital market transaction levels. The fair value of our reporting units, including Jefferies Group, is also impacted by our overall market capitalization. If the future were to differ adversely from these assumptions or there was a sustained decline in our market capitalization, the estimated fair value of Jefferies Group may decline and result in an impairment.
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
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. Fair value is determined using valuation techniques consistent with what a market participant would use. All of our indefinite-lived intangible assets were recognized in connection with the Jefferies Group acquisition, which consists of exchange and clearing organization membership interests and registrations. Our annual impairment testing date is as of August 1, 2018.
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
As more fully discussed in Note 5 to our consolidated financial statements, at November 30, 2018, we owned approximately 7.5 million common shares of Spectrum Brands, representing approximately 14% of Spectrum Brands outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $371.1 million at November 30, 2018. Assuming a decline of 10% in market prices, the value of our investment in Spectrum Brands could decrease by approximately $37.1 million. Excluding Jefferies Group and Spectrum Brands, Trading assets at fair value include corporate equity securities with an aggregate fair value of $495.5 million at November 30, 2018. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $49.6 million.
Jefferies Group
Market Risk

Market risk is defined as the risk of loss due to fluctuations in the market value of financial assets and liabilities attributable to changes in market variables.

Jefferies Group's market risk principally arises from interest rate risk, from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads, and from equity price risks from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. In addition, commodity price risk results from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices, and foreign exchange risk results from changes in foreign currency rates.
Market risk is present in Jefferies Group's market making, proprietary trading, underwriting, specialist and investing activities and is principally managed by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are economically hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and the results of its trading businesses.

Trader Mandates
Trading is principally managed through front office trader mandates, where each trader is provided a specific mandate in line with Jefferies Group's product registry. Mandates set out the activities, currencies, countries and products that the desk is permitted to trade in and set the limits applicable to the desk. Traders are responsible for knowing their trading limits and trading in a manner consistent with their mandate. Trader mandates are reviewed annually and as part of the new business proposal process.
Value-at-Risk
Value-at-Risk ("VaR") is a statistical estimate of the potential loss from adverse market movements over a specified time horizon within a specified probability (confidence level). It provides a common risk measure across financial instruments, markets and asset classes. Within Jefferies Group, VaR is used as a measurement of market risk using a model that simulates revenue and loss distributions on its trading portfolios by applying historical market changes to the current portfolio. Jefferies Group calculates a one-day VaR using a one year look-back period measured at a 95% confidence level.
As with all measures of VaR, the estimate has inherent limitations due to the assumption that historical changes in market conditions are representative of the future. Furthermore, the VaR model measures the risk of a current static position over a one-day horizon and might not capture the market risk over a longer time horizon where moves may be more extreme. Previous changes in market risk factors may not generate accurate predictions of future market movements. While Jefferies Group believes the assumptions and inputs in its risk model are reasonable, Jefferies Group could incur losses greater than the reported VaR. Consequently, this VaR estimate is only one of a number of tools Jefferies Group uses in its daily risk management activities.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data.

		Daily VaR (1) Value-at-Risk In Trading Portfolios				Daily VaR (1) Value-at-Risk In Trading Portfolios
(In millions) Risk Categories	VaR at November 30, 2018	Daily VaR for 2018			VaR at December 31, 2017	Daily VaR for 2017
		Average	High	Low		Average	High	Low

Interest Rates	$5.33	$4.88	$6.82	$2.18	$3.38	$5.11	$9.59	$2.63
Equity Prices	8.47	5.51	13.56	3.08	2.90	5.17	17.20	2.52
Currency Rates	0.09	0.12	0.24	0.02	0.18	0.22	0.65	0.06
Commodity Prices	0.48	0.53	1.51	0.24	0.35	0.73	2.20	0.27
Diversification Effect (2)	(3.12)	(3.48)	N/A	N/A	(1.86)	(3.44)	N/A	N/A
Firmwide	$11.25	$7.56	$14.73	$4.76	$4.95	$7.79	$17.55	$4.52

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies Group's VaR and VaR values for the four risk categories might have occurred on different days during the year.

The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated. All amounts reported are for Jefferies Group's annual fiscal periods.
Average daily VaR decreased to $7.56 million for 2018 from $7.79 million for 2017. This change was due to slightly lower interest rate, currency rate, and commodity price risk, partially offset by an increase in equity price risk. Equity price risk was higher at November 30, 2018 compared with at December 31, 2017 due to the transfer to Jefferies Group by Jefferies, of capital investments in certain separately managed accounts and funds in the fourth quarter of 2018.
Jefferies Group performs daily back-testing of its VaR model comparing realized revenue and loss with the previous day's VaR. Back-testing results are included in the quarterly business review pack for its Board. The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the overall level down to specific business lines. For the VaR model, trading related revenue is defined as principal transactions revenues, trading related commissions, revenue from securitization activities and net interest income.
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days).  During 2018, results of the evaluation at the aggregate level demonstrated two days when the net trading loss exceeded the 95% one day VaR. There were 45 days with trading losses out of a total of 252 trading days in 2018.
Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2018 (in thousands):

10% Sensitivity

Private investments	$20,088
Corporate debt securities in default	9,915
Trade claims	4,747

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $0.9 million at November 30, 2018, which is included in Accumulated other comprehensive income.
Stress Tests and Scenario Analysis
Stress tests are used to analyze the potential impact of specific events or extreme market moves on the current portfolio both firm-wide and within business segments. Stress testing is an important part of Jefferies Group's risk management approach because it allows Jefferies Group to quantify its exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, set risk controls and overall assess and mitigate its risk.
Stress scenarios comprise both historical market price and rate changes and hypothetical market environments, and generally involve simultaneous changes of many risk factors. Indicative market changes in Jefferies Group's scenarios include, but are not limited to, a large widening of credit spreads, a substantial decline in equities markets, significant moves in selected emerging markets, large moves in interest rates and changes in the shape of the yield curve.
Unlike VaR, which measures potential losses within a given confidence interval, stress scenarios do not have an associated implied probability. Rather, stress testing is used to estimate the potential loss from market moves that tend to be larger than those embedded in the VaR calculation. Stress testing complements VaR to cover for potential limitations of VaR such as the breakdown in correlations, non-linear risks, tail risk and extreme events and capturing market moves beyond the confidence levels assumed in the VaR calculations.
Stress testing is performed and reported at least weekly as part of Jefferies Group's risk management process and on an ad hoc basis in response to market events or concerns. Current stress tests provide estimated revenue and loss of the current portfolio through a range of both historical and hypothetical events. The stress scenarios are reviewed and assessed at least annually so that they remain relevant and up to date with market developments. Additional hypothetical scenarios are also conducted on a sub-portfolio basis to assess the impact of any relevant idiosyncratic stress events as needed.
Counterparty Credit Risk and Issuer Country Exposure
Counterparty Credit Risk
Credit risk is the risk of loss due to adverse changes in a counterparty's credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract. Jefferies Group is exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and OTC derivative contracts. The main sources of Jefferies Group's credit risk are:

•
Loans and lending arising in connection with Jefferies Group's capital markets activities, which reflects its exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items.

•
Securities and margin financing transactions, which reflect Jefferies Group's credit exposure arising from reverse repurchase agreements, repurchase agreements and securities lending agreements to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.

•
OTC derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. OTC derivative exposure is based on a contract at fair value, net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within Jefferies Group's derivative credit exposures.

•	Cash and cash equivalents, which includes both interest-bearing and non-interest-bearing deposits at banks.

Credit is extended to counterparties in a controlled manner and in order to generate acceptable returns, whether such credit is granted directly or is incidental to a transaction. All extensions of credit are monitored and managed as a whole to limit exposure to loss related to credit risk. Credit risk is managed according to the Credit Risk Policy, which sets out the process for identifying counterparty credit risk, establishing counterparty limits, and managing and monitoring credit limits. The policy includes Jefferies Group's approach for:

•	Client on-boarding and approving counterparty credit limits;

•	Negotiating, approving and monitoring credit terms in legal and master documentation;

•	Determining the analytical standards and risk parameters for ongoing management and monitoring credit risk books;

•	Actively managing daily exposure, exceptions and breaches; and

•	Monitoring daily margin call activity and counterparty performance.
Counterparty credit exposure limits are granted within Jefferies Group's credit ratings framework, as detailed in the Credit Risk Policy. Jefferies Group's Credit Risk Department assesses counterparty credit risk and sets credit limits at the counterparty master agreement level. Limits must be approved by appropriate credit officers and initiated in Jefferies Group's credit and trading systems before trading commences. All credit exposures are reviewed against approved limits on a daily basis.
Current counterparty credit exposures are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in Jefferies Group's country risk exposure tables below. Of Jefferies Group's counterparty credit exposure at November 30, 2018, excluding cash and cash equivalents, the percentage of exposure from investment grade counterparties decreased to 91% from 92% at December 31, 2017, with a majority concentrated in North America.
When comparing Jefferies Group's credit exposure at November 30, 2018 with credit exposure at December 31, 2017, excluding cash and cash equivalents, current exposure decreased 19% to approximately $1,093 million from $1,353 million. Counterparty credit exposure from OTC derivatives decreased 57%, primarily driven by investment grade North American banks and broker-dealers. Exposure from securities and margin finance decreased by 8%, while exposure from loans and lending decreased by 5%.

The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at November 30, 2018 and December 31, 2017 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017

AAA Range	$—	$—	$3.2	$6.4	$—	$—	$3.2	$6.4	$2,981.2	$2,924.2	$2,984.4	$2,930.6
AA Range	45.1	47.7	45.3	61.3	4.2	3.8	94.6	112.8	111.6	158.6	206.2	271.4
A Range	0.3	1.2	573.3	603.0	97.9	260.6	671.5	864.8	1,865.8	1,751.9	2,537.3	2,616.7
BBB Range	0.1	0.5	206.6	232.5	15.5	28.5	222.2	261.5	2.3	152.3	224.5	413.8
BB or Lower	—	12.5	5.5	8.1	15.7	16.7	21.2	37.3	107.5	100.6	128.7	137.9
Unrated	80.0	70.1	—	—	—	—	80.0	70.1	77.5	76.9	157.5	147.0
Total	$125.5	$132.0	$833.9	$911.3	$133.3	$309.6	$1,092.7	$1,352.9	$5,145.9	$5,164.5	$6,238.6	$6,517.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017

Asia/Latin America/ Other	$—	$3.0	$30.2	$45.8	$0.1	$0.3	$30.3	$49.1	$304.0	$280.7	$334.3	$329.8
Europe	0.3	1.0	427.0	403.5	27.3	54.0	454.6	458.5	170.8	540.0	625.4	998.5
North America	125.2	128.0	376.7	462.0	105.9	255.3	607.8	845.3	4,671.1	4,343.8	5,278.9	5,189.1
Total	$125.5	$132.0	$833.9	$911.3	$133.3	$309.6	$1,092.7	$1,352.9	$5,145.9	$5,164.5	$6,238.6	$6,517.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017	November 30, 2018	December 31, 2017

Asset Managers	$—	$—	$0.6	$15.9	$—	$7.1	$0.6	$23.0	$2,812.4	$2,920.3	$2,813.0	$2,943.3
Banks, Broker-dealers	0.4	1.7	619.6	620.8	118.9	282.6	738.9	905.1	2,333.5	2,244.2	3,072.4	3,149.3
Commodities	—	—	—	—	—	—	—	—	—	—	—	—
Corporates	92.9	87.5	—	—	7.2	14.7	100.1	102.2	—	—	100.1	102.2
Other	32.2	42.8	213.7	274.6	7.2	5.2	253.1	322.6	—	—	253.1	322.6
Total	$125.5	$132.0	$833.9	$911.3	$133.3	$309.6	$1,092.7	$1,352.9	$5,145.9	$5,164.5	$6,238.6	$6,517.4
For additional information regarding credit exposure to OTC derivative contracts, see Note 6 in the consolidated financial statements.
Jefferies Group's Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations.  Jefferies Group defines the country of risk as the country of jurisdiction or domicile of the obligor, and monitors country risk resulting from both trading positions and counterparty exposure.

The following tables reflect Jefferies Group's top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which Jefferies Group has a net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition at November 30, 2018 and December 31, 2017 (in millions):

	November 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Finland	$279.8	$(6.7)	$—	$—	$—	$—	$1.0	$273.1	$274.1
Japan	97.7	(92.8)	8.0	—	11.3	—	136.9	24.2	161.1
Italy	1,778.1	(1,267.5)	(354.5)	—	0.2	0.1	—	156.4	156.4
United Kingdom	311.6	(168.2)	(30.3)	0.3	63.1	18.5	(56.4)	195.0	138.6
Belgium	65.4	(39.8)	2.8	—	—	—	107.3	28.4	135.7
Netherlands	317.4	(316.1)	70.4	—	39.5	—	—	111.2	111.2
Germany	175.4	(384.8)	129.4	—	89.7	1.3	93.3	11.0	104.3
Switzerland	100.5	(50.1)	5.7	—	37.7	2.7	3.8	96.5	100.3
Hong Kong	13.8	(39.7)	3.5	—	0.5	—	84.9	(21.9)	63.0
Singapore	21.1	(1.4)	1.0	—	0.1	—	31.2	20.8	52.0
Total	$3,160.8	$(2,367.1)	$(164.0)	$0.3	$242.1	$22.6	$402.0	$894.7	$1,296.7

	December 31, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Germany	$493.3	$(396.2)	$98.2	$—	$78.9	$2.1	$181.9	$276.3	$458.2
United Kingdom	634.6	(394.4)	(72.1)	0.7	97.8	26.9	45.0	293.5	338.5
Spain	217.9	(181.3)	7.5	—	—	—	151.6	44.1	195.7
Japan	100.1	(81.3)	4.1	—	25.8	—	136.3	48.7	185.0
Canada	205.3	(164.7)	(128.5)	—	17.3	222.8	7.4	152.2	159.6
Netherlands	315.9	(210.9)	0.9	—	44.1	2.2	—	152.2	152.2
Switzerland	31.0	(16.9)	(1.1)	—	54.3	3.3	4.5	70.6	75.1
Hong Kong	23.0	(25.1)	—	—	1.0	—	58.7	(1.1)	57.6
Australia	50.5	(14.0)	0.3	—	15.0	0.3	4.7	52.1	56.8
Singapore	36.0	(4.2)	—	—	—	—	24.7	31.8	56.5
Total	$2,107.6	$(1,489.0)	$(90.7)	$0.7	$334.2	$257.6	$614.8	$1,120.4	$1,735.2
Jefferies Group has no material exposure to countries where either sovereign or non-sovereign sectors pose potential default risk as the result of liquidity concerns.
Other than our trading portfolio, our financial instrument portfolio is primarily classified as available for sale, and consequently, is recorded at fair value with unrealized gains and losses reflected in equity. The available for sale portfolio at November 30, 2018 is comprised of fixed income securities which are primarily rated "investment grade" or are U.S. governmental agency issued or U.S. Government-Sponsored Enterprises. The estimated weighted average remaining life of these fixed income securities was approximately 1.2 years at November 30, 2018. Our fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 2017, fixed income securities comprised approximately 88% of the total portfolio and had an estimated weighted average remaining life of approximately 0.5 years.

The following table provides information about our financial instruments used for purposes other than trading that are primarily sensitive to changes in interest rates.
For additional information see Note 9 to our consolidated financial statements.

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Assets:
Available for Sale Fixed Income Securities:
U.S. Government	$1,072,856	$—	$—	$—	$—	$—	$1,072,856	$1,072,856
Weighted-Average Interest Rate	0.55%
Residential mortgage-backed: Rated Investment Grade	$23,914	$20,467	$17,692	$15,279	$13,382	$119,784	$210,518	$210,518
Weighted-Average Interest Rate	2.58%	2.63%	2.67%	2.68%	2.68%	2.69%
Commercial mortgage-backed:
Rated Investment Grade	$—	$—	$—	$10,807	$4,835	$—	$15,642	$15,642
Weighted-Average Interest Rate				4.52%	3.52%
Other asset-backed:
Rated Investment Grade	$16,337	$46,679	$24,906	$4,194	$—	$—	$92,116	$92,116
Weighted-Average Interest Rate	4.19%	4.20%	3.55%	3.66%
Rated Less Than Investment Grade/Not Rated	$—	$16,680	$2,074	$—	$—	$—	$18,754	$18,754
Weighted-Average Interest Rate		5.37%	6.39%
We are also subject to interest rate risk on our long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The following table represents principal cash flows by expected maturity dates and the related weighted-average interest rate on those maturities for our consolidated long-term debt obligations. For the variable rate borrowings, the weighted-average interest rates are based on the rates in effect at the reporting date. Our market risk with respect to foreign currency exposure on our long-term debt is also shown below. For additional information, see Note 15 to our consolidated financial statements.

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$684,528	$—	$750,000	$28,000	$1,350,000	$3,856,434	$6,668,962	$6,524,459
Weighted-Average Interest Rate	8.49%		6.88%	3.05%	5.49%	5.34%
Variable Interest Rate Borrowings	$—	$—	$185,000	$—	$79,000	$—	$264,000	$262,538
Weighted-Average Interest Rate			3.94%		4.85%
Borrowings with Foreign Currency Exposure	$5,655	$565,500	$—	$4,524	$—	$161,733	$737,412	$725,676
Weighted-Average Interest Rate	0.68%	2.38%		2.25%		2.95%

Item 8.	Financial Statements and Supplementary Data.
Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of November 30, 2018. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of November 30, 2018.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended November 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2018. In making this assessment, the Company's management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on our assessment and those criteria, management concluded that, as of November 30, 2018, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of November 30, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance.
Information with respect to this item will be contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.
We have a Code of Business Practices, which is applicable to all directors, officers and employees, and is available on our website. We intend to post amendments to or waivers from our Code of Business Practices on our website as required by applicable law.

Item 11.	Executive Compensation.
Information with respect to this item will be contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information with respect to this item will be contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information with respect to this item will be contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information with respect to this item will be contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

(2)	Financial Statement Schedules.
Schedule I - Condensed Financial Information of Jefferies Financial Group Inc. (Parent Company Only) at November 30, 2018 and December 31, 2017 and for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016.

(3)	See Exhibit Index below for a complete list of Exhibits to this report.

(b)	Exhibits.
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-5721, unless otherwise indicated.
(c)    Financial Statement Schedules.
Jefferies Finance LLC financial statements as of November 30, 2018 and 2017, and for the years ended November 30, 2018, 2017 and 2016.

Item 16.	Form 10-K Summary.
None.
Exhibit Index

3.1	Restated Certificate of Incorporation of Jefferies Financial Group Inc. (filed as Exhibit 3.1 to the Company's Form 10-Q filed on August 1, 2018).*

3.2	Amended and Restated By-Laws of Jefferies Financial Group Inc. (effective May 23, 2018) (filed as Exhibit 3.2 to the Company's Form 10-Q filed on August 1, 2018).*

4.1	The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

10.31	1999 Stock Option Plan as Amended and Restated (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-169377)).* +

10.32	Form of Grant Letter for the 1999 Stock Option Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 24, 2012 (the "February 24, 2012 8-K")).* +

10.33	Leucadia National Corporation 2003 Incentive Compensation Plan (filed as Appendix I to the Company's Proxy Statement dated June 27, 2013 (the "2013 Proxy Statement")).* +

10.34	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 31, 2013).* +

10.35	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 31, 2013).* +

10.36	Leucadia National Corporation 1999 Directors' Stock Compensation Plan (filed as Appendix II to the 2013 Proxy Statement).* +

10.37	Amended and Restated Shareholders Agreement dated as of June 30, 2003 among the Company, Ian M. Cumming and Joseph S. Steinberg (filed as Exhibit 10.5 to the 2003 10-K).* +

10.38
Amendment No. 1, dated as of May 16, 2006, to the Amended and Restated Shareholders Agreement dated as of June 30, 2003, by and among Ian M. Cumming, Joseph S. Steinberg and the Company (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).* +

10.39	Services Agreement, dated as of January 1, 2004, between the Company and Joseph S. Steinberg (filed as Exhibit 10.38 to the 2005 10-K).* +

10.40	Compensation Information Concerning Non-Employee Directors (incorporated by reference to page 17 of the Company's Proxy Statement dated April 18, 2017).* +

10.41	First Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, dated as of December 30, 2011 (filed as Exhibit 10.1 to the December 30, 2011 8-K).*

10.42
Third Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, LLC, a Delaware limited liability company, dated as of June 5, 2018, by and among the Company, Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation), NBM US Holdings, Inc., a Delaware corporation, U.S. Premium Beef, LLC, a Delaware limited liability company, NBPCo Holdings, LLC, a South Dakota limited liability company and TMK Holdings, LLC, a Missouri limited liability company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 11, 2018).

10.43
Purchase and Sale Agreement, dated as of April 9, 2018, by and among NBM US Holdings, Inc., a Delaware corporation, Marfrig Global Foods S.A., a Brazilian corporation (sociedade por ações), Leucadia National Corporation, a New York corporation, NBPCo Holdings, LLC, a South Dakota limited liability company, Leucadia, in its capacity as the Sellers' Representative, and National Beef Packing Company, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2018).

10.44
Amendment to Purchase and Sale Agreement, dated as of June 5, 2018, by and among NBM US Holdings, Inc., a Delaware corporation, Marfrig Global Foods S.A., a Brazilian corporation (sociedade por ações), Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation), a New York corporation, NBPCo Holdings, LLC, a South Dakota limited liability company and National Beef Packing Company, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2018).

10.45	Summary of executive bonus compensation for Mr. Sharp and Ms. Gendron for fiscal year 2018 (filed in the Company's Current Report on Form 8-K dated February 16, 2018).*+

10.46	Summary of executive compensation for Richard B. Handler and Brian P. Friedman (filed in the Company's Current Report on Form 8-K dated December 28, 2017).* +

10.47	Summary of executive compensation for Richard B. Handler and Brian P. Friedman (filed in the Company's Current Report on Form 8-K dated December 22, 2016).* +

10.48	Summary of executive compensation for Richard B. Handler and Brian P. Friedman (filed in the Company's Current Report on Form 8-K dated February 19, 2016).* +

10.49	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K).*

10.50
Stockholders Agreement, dated as of March 28, 2014, by and between HomeFed Corporation and Leucadia National Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 3, 2014).*

10.51
Letter of Intent between Leucadia National Corporation and Garff Ventures, LLC, Garff Ventures II, LLC, Garff Ventures Auto, LLC, Garff Ventures Auto II, LLC and Garff Enterprises, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 10, 2018).

21	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP. with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318) and Form S-3ASR (No. 333-214759).

23.2	Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318) and Form S-3ASR (No. 333-214759).

23.3	Consent of Deloitte & Touche LLP, with respect to the incorporation by reference into the Registration No. 333-185318 on Form S-8, and No. 333-214759 on Form S-3ASR.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
Financial statements from the Annual Report on Form 10-K of Jefferies Financial Group Inc. for the eleven months ended November 30, 2018, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) the Notes to Consolidated Financial Statements and (vii) the Financial Statement Schedule.

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

JEFFERIES FINANCIAL GROUP INC.

Date: January 28, 2019	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

January 28, 2019	By:	/s/ Joseph S. Steinberg	Chairman of the Board
Joseph S. Steinberg

January 28, 2019	By:	/s/ Richard B. Handler	Chief Executive Officer and Director
		Richard B. Handler	(Principal Executive Officer)

January 28, 2019	By:	/s/ Brian P. Friedman	President and Director
Brian P. Friedman

January 28, 2019	By:	/s/ Teresa S. Gendron	Vice President and Chief Financial Officer
		Teresa S. Gendron	(Principal Financial Officer)

January 28, 2019	By:	/s/ John M. Dalton	Vice President and Controller
		John M. Dalton	(Principal Accounting Officer)

January 28, 2019	By:	/s/ Linda L. Adamany	Director
Linda L. Adamany

January 28, 2019	By:	/s/ Barry J. Alperin	Director
Barry J. Alperin

January 28, 2019	By:	/s/ Robert D. Beyer	Director
Robert D. Beyer

January 28, 2019	By:	/s/ Francisco L. Borges	Director
Francisco L. Borges

January 28, 2019	By:	/s/ W. Patrick Campbell	Director
W. Patrick Campbell

January 28, 2019	By:	/s/ MaryAnne Gilmartin	Director
MaryAnne Gilmartin

January 28, 2019	By:	/s/ Robert E. Joyal	Director
Robert E. Joyal

January 28, 2019	By:	/s/ Jacob M. Katz	Director
Jacob M. Katz

January 28, 2019	By:	/s/ Jeffrey C. Keil	Director
Jeffrey C. Keil

January 28, 2019	By:	/s/ Michael T. O'Kane	Director
Michael T. O'Kane

January 28, 2019	By:	/s/ Stuart H. Reese	Director
Stuart H. Reese

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Jefferies Financial Group Inc. (formerly Leucadia National Corporation):
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Jefferies Financial Group Inc. (formerly Leucadia National Corporation) and subsidiaries (the "Company") as of November 30, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity, for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Emphasis of Matter
As discussed in Note 1 and Note 3 to the financial statements, the Company changed its fiscal year end from December 31 to November 30 in 2018.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
January 28, 2019

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Jefferies Financial Group Inc. (formerly Leucadia National Corporation):

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Jefferies Financial Group Inc. (formerly Leucadia National Corporation) and subsidiaries (the "Company") as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the eleven months ended November 30, 2018 of the Company and our report dated January 28, 2019, expressed an unqualified opinion on those financial statements and included an emphasis-of-matter paragraph regarding the Company changing its fiscal year end from December 31 to November 30 in 2018.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
January 28, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Jefferies Financial Group Inc.

In our opinion, the consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year ended December 31, 2016 present fairly, in all material respects, the results of operations and cash flows of Jefferies Financial Group Inc. (formerly known as Leucadia National Corporation) and its subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2016 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2017, except for the change in the manner in which the Company accounts for restricted cash in the statement of cash flows discussed in Note 4, the effects of discontinued operations discussed in Note 28, and the change in composition of reportable segments discussed in Note 29 to the consolidated financial statements, as to which the date is January 28, 2019

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Financial Condition
November 30, 2018 and December 31, 2017
(Dollars in thousands, except par value)

	November 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$5,258,809	$5,275,480
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	707,960	578,014
Financial instruments owned, including securities pledged of $13,059,802 and $10,842,051:
Trading assets, at fair value	17,463,256	16,082,676
Available for sale securities	1,409,886	716,561
Total financial instruments owned	18,873,142	16,799,237
Loans to and investments in associated companies	2,417,332	2,066,829
Securities borrowed	6,538,212	7,721,803
Securities purchased under agreements to resell	2,785,758	3,689,559
Receivables	6,287,401	5,419,015
Intangible assets, net and goodwill	1,890,131	2,463,180
Deferred tax asset, net	512,789	743,811
Other assets	1,859,561	2,412,180
Total assets (1)	$47,131,095	$47,169,108

LIABILITIES
Short-term borrowings	$387,492	$436,215
Trading liabilities, at fair value	9,478,946	8,454,965
Securities loaned	1,838,688	2,843,911
Securities sold under agreements to repurchase	8,643,069	8,660,511
Other secured financings	1,534,271	1,029,485
Payables, expense accruals and other liabilities	7,407,030	7,167,666
Long-term debt	7,617,563	7,885,783
Total liabilities (1)	36,907,059	36,478,536

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	19,779	426,593
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 307,515,472 and 356,227,038 shares issued and outstanding, after deducting 109,460,774 and 60,165,980 shares held in treasury	307,515	356,227
Additional paid-in capital	3,854,847	4,676,038
Accumulated other comprehensive income	288,286	372,724
Retained earnings	5,610,218	4,700,968
Total Jefferies Financial Group Inc. shareholders' equity	10,060,866	10,105,957
Noncontrolling interests	18,391	33,022
Total equity	10,079,257	10,138,979

Total	$47,131,095	$47,169,108
(1) Total assets include assets related to variable interest entities of $704.4 million and $382.9 million at November 30, 2018 and December 31, 2017, respectively, and Total liabilities include liabilities related to variable interest entities of $1,535.8 million and $1,031.0 million at November 30, 2018 and December 31, 2017, respectively. See Note 10 for additional information related to variable interest entities.

The accompanying notes are an integral part of these consolidated financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016
(In thousands, except per share amounts)

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Revenues:
Commissions and other fees	$634,271	$593,257	$611,574
Principal transactions	232,224	923,418	534,784
Investment banking	1,904,870	1,764,285	1,193,973
Interest income	1,294,325	993,198	926,089
Manufacturing revenues	357,427	326,197	412,826
Other	586,611	448,551	168,765
Total revenues	5,009,728	5,048,906	3,848,011
Interest expense of Jefferies Group	1,245,694	971,461	812,637
Net revenues	3,764,034	4,077,445	3,035,374

Expenses:
Compensation and benefits	1,862,782	1,950,935	1,688,325
Cost of sales	307,071	280,952	337,039
Floor brokerage and clearing fees	184,210	174,506	167,205
Interest expense	89,249	101,202	95,757
Depreciation and amortization	120,317	110,395	117,111
Selling, general and other expenses	961,328	778,052	797,127
Total expenses	3,524,957	3,396,042	3,202,564
Income (loss) from continuing operations before income taxes and income (loss) related to associated companies	239,077	681,403	(167,190)
Income (loss) related to associated companies	57,023	(74,901)	154,598
Income (loss) from continuing operations before income taxes	296,100	606,502	(12,592)
Income tax provision	19,008	642,286	25,773
Income (loss) from continuing operations	277,092	(35,784)	(38,365)
Income from discontinued operations, net of income tax provision of $47,045, $118,681 and $96,336	130,063	288,631	232,686
Gain on disposal of discontinued operations, net of income tax provision of $229,553, $0 and $0	643,921	—	—
Net income	1,051,076	252,847	194,321
Net loss attributable to the noncontrolling interests	12,975	3,455	1,426
Net income attributable to the redeemable noncontrolling interests	(37,263)	(84,576)	(65,746)
Preferred stock dividends	(4,470)	(4,375)	(4,063)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$1,022,318	$167,351	$125,938
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Operations, continued
For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016
(In thousands, except per share amounts)

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Basic earnings (loss) per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$0.82	$(0.10)	$(0.10)
Income from discontinued operations	0.27	0.55	0.44
Gain on disposal of discontinued operations	1.84	—	—
Net income	$2.93	$0.45	$0.34

Diluted earnings (loss) per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$0.81	$(0.10)	$(0.10)
Income from discontinued operations	0.26	0.55	0.44
Gain on disposal of discontinued operations	1.83	—	—
Net income	$2.90	$0.45	$0.34

Amounts attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations, net of taxes	$285,475	$(36,003)	$(37,937)
Income from discontinued operations, net of taxes	92,922	203,354	163,875
Gain on disposal of discontinued operations, net of taxes	643,921	—	—
Net income	$1,022,318	$167,351	$125,938

The accompanying notes are an integral part of these consolidated financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016
(In thousands)

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Net income	$1,051,076	$252,847	$194,321
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(551), $3,450 and $2,262	(1,560)	5,923	3,900
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $37, $124 and $2	(109)	(212)	(4)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(588), $3,326 and $2,260	(1,669)	5,711	3,896

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(11,089), $14,616 and $(3,530)	(71,543)	78,493	(121,581)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $(16), $1,086 and $0	(20,459)	5,310	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(11,073), $13,530 and $(3,530)	(92,002)	83,803	(121,581)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $9,289, $(13,215) and $(4,251)	29,620	(21,394)	(6,494)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $311, $0 and $0	(916)	—	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $8,978, $(13,215) and $(4,251)	28,704	(21,394)	(6,494)

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $552, $(593) and $0	1,608	(936)	—
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income, net of income tax provision (benefit) of $0, $0 and $0	—	—	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $552, $(593) and $0	1,608	(936)	—

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $(297), $2,018 and $(2,516)	(844)	3,526	(5,451)
Less: reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(697), $(2,042) and $(700)	7,349	517	1,534
Net change in pension liability benefits, net of income tax provision (benefit) of $400, $4,060 and $(1,816)	6,505	4,043	(3,917)

Other comprehensive income (loss), net of income taxes	(56,854)	71,227	(128,096)

Comprehensive income	994,222	324,074	66,225
Comprehensive loss attributable to the noncontrolling interests	12,975	3,455	1,426
Comprehensive income attributable to the redeemable noncontrolling interests	(37,263)	(84,576)	(65,746)
Preferred stock dividends	(4,470)	(4,375)	(4,063)

Comprehensive income (loss) attributable to Jefferies Financial Group Inc. common shareholders	$965,464	$238,578	$(2,158)
The accompanying notes are an integral part of these consolidated financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016
(In thousands)

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Net cash flows from operating activities:
Net income	$1,051,076	$252,847	$194,321
Adjustments to reconcile net income to net cash provided by operations:
Pre-tax income from discontinued operations, including gain on disposal	(1,050,582)	(407,312)	(329,022)
Deferred income tax provision	236,406	712,055	118,631
Depreciation and amortization of property, equipment and leasehold improvements	105,156	92,918	94,887
Other amortization	(37,749)	(28,159)	(23,274)
Share-based compensation	48,249	48,384	33,597
Provision for doubtful accounts	35,223	36,452	24,341
Net securities (gains) losses	939	(23,028)	(29,542)
Income related to associated companies	(130,685)	(34,494)	(171,782)
Distributions from associated companies	162,988	143,286	191,455
Net losses related to property and equipment, and other assets	32,461	32,814	83,010
Gain on sale of subsidiaries and associated companies	(221,712)	(179,605)	—
Net change in:
Securities deposited with clearing and depository organizations	64,911	163	(99,893)
Trading assets	(1,451,472)	(648,703)	2,763,558
Securities borrowed	1,137,134	50,660	(805,779)
Securities purchased under agreements to resell	807,619	234,740	(112,777)
Receivables from brokers, dealers and clearing organizations	(602,950)	(555,109)	(488,623)
Receivables from customers of securities operations	(465,960)	(732,344)	340,690
Other receivables	30,864	(216,189)	(186,631)
Other assets	33,484	(8,102)	(232,925)
Trading liabilities	1,142,878	(25,765)	1,726,582
Securities loaned	(964,137)	381	(122,946)
Securities sold under agreements to repurchase	36,956	1,838,793	(3,144,433)
Payables to brokers, dealers and clearing organizations	250,603	(1,079,516)	569,246
Payables to customers of securities operations	512,760	366,721	(483,188)
Trade payables, expense accruals and other liabilities	(112,488)	365,385	240,025
Other	(125,519)	(2,810)	(61,900)
Net cash provided by operating activities - continuing operations	526,453	234,463	87,628
Net cash provided by operating activities - discontinued operations	164,650	553,831	484,786
Net cash provided by operating activities	691,103	788,294	572,414

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(325,666)	(123,027)	(256,668)
Proceeds from disposals of property and equipment, and other assets	14,052	28,042	46,675
Proceeds from sale of subsidiaries, net of expenses and cash of operations sold	100,000	289,767	—
Proceeds from sale of associated companies	379,074	173,105	—
Acquisitions, net of cash acquired	—	—	(9,673)
Purchases of and advances on notes, loans and other receivables	(351,831)	(49,325)	(342,281)
Collections on notes, loans and other receivables	216,426	272,439	121,825
Loans to and investments in associated companies	(1,956,983)	(3,305,791)	(763,528)
Capital distributions and loan repayment from associated companies	1,973,739	3,106,423	703,108
Deconsolidation of subsidiary entities	—	(21,129)	(326)
Purchases of investments (other than short-term)	(3,423,191)	(1,146,595)	(739,298)
Proceeds from maturities of investments	1,084,277	344,223	162,393
Proceeds from sales of investments	1,571,507	443,300	483,360
Other	130	1,339	4,420
Net cash provided by (used for) investing activities - continuing operations	(718,466)	12,771	(589,993)
Net cash provided by (used for) investing activities - discontinued operations	860,909	(67,405)	(46,222)
Net cash provided by (used for) investing activities	142,443	(54,634)	(636,215)
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016
(In thousands)

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$2,754,665	$1,620,691	$1,020,050
Other changes in short-term borrowings, net	—	23,324	204,882
Repayment of debt	(2,678,323)	(848,350)	(798,865)
Net change in other secured financings	503,043	1,248	116,702
Net change in bank overdrafts	10,290	(5,650)	(46,536)
Issuance of common shares	3,611	1,501	1,062
Net contributions from (distributions to) redeemable noncontrolling interests	455	(185)	812
Distributions to noncontrolling interests	(7,408)	(12,031)	(18,544)
Contributions from noncontrolling interests	113	40,072	154,522
Purchase of common shares for treasury	(1,130,854)	(100,477)	(95,020)
Dividends paid	(151,758)	(117,407)	(91,296)
Other	1	(1)	488
Net cash provided by (used for) financing activities - continuing operations	(696,165)	602,735	448,257
Net cash provided by (used for) financing activities - discontinued operations	120,322	(167,934)	(217,351)
Net cash provided by (used for) financing activities	(575,843)	434,801	230,906

Effect of foreign exchange rate changes on cash	(19,546)	12,067	(27,498)

Change in cash classified as assets held for sale	—	(3,136)	(5,206)

Net increase in cash, cash equivalents and restricted cash	238,157	1,177,392	134,401

Cash, cash equivalents and restricted cash at beginning of period	5,774,505	4,597,113	4,462,712

Cash, cash equivalents and restricted cash at end of period	$6,012,662	$5,774,505	$4,597,113

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	November 30, 2018	December 31, 2017	December 31, 2016

Cash and cash equivalents	$5,258,809	$5,275,480	$3,807,558
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	673,141	478,284	757,444
Other assets	80,712	20,741	32,111
Total cash, cash equivalents and restricted cash	$6,012,662	$5,774,505	$4,597,113

The accompanying notes are an integral part of these consolidated financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016
(In thousands, except par value and per share amounts)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Non-controlling Interests	Total

Balance, January 1, 2016	$362,617	$4,986,819	$438,793	$4,612,982	$10,401,211	$64,679	$10,465,890
Net income				125,938	125,938	(1,426)	124,512
Other comprehensive loss, net of taxes			(128,096)		(128,096)		(128,096)
Contributions from noncontrolling interests					—	154,522	154,522
Distributions to noncontrolling interests					—	(18,544)	(18,544)
Deconsolidation of asset management entities					—	(9,709)	(9,709)
Change in interest in consolidated subsidiary		(261)			(261)	261	—
Reclassification to redeemable noncontrolling interest					—	(14,234)	(14,234)
Share-based compensation expense		33,597			33,597		33,597
Change in fair value of redeemable noncontrolling interests		(115,963)			(115,963)		(115,963)
Purchase of common shares for treasury	(5,434)	(89,586)			(95,020)		(95,020)
Dividends ($.25 per common share)				(93,529)	(93,529)		(93,529)
Other	2,242	(2,019)			223		223

Balance, December 31, 2016	359,425	4,812,587	310,697	4,645,391	10,128,100	175,549	10,303,649
Net income				167,351	167,351	(3,455)	163,896
Other comprehensive income, net of taxes			71,227		71,227		71,227
Reclassification of tax effects from accumulated other comprehensive income			(9,200)	9,200	—		—
Contributions from noncontrolling interests					—	40,072	40,072
Distributions to noncontrolling interests					—	(12,031)	(12,031)
Deconsolidation of real estate entity					—	(167,163)	(167,163)
Share-based compensation expense		48,384			48,384		48,384
Change in fair value of redeemable noncontrolling interests		(94,937)			(94,937)		(94,937)
Purchase of common shares for treasury	(4,024)	(96,453)			(100,477)		(100,477)
Dividends ($.325 per common share)				(120,974)	(120,974)		(120,974)
Other	826	6,457			7,283	50	7,333

Balance, December 31, 2017	356,227	4,676,038	372,724	4,700,968	10,105,957	33,022	10,138,979
Cumulative effect of the adoption of accounting standards			(27,584)	45,396	17,812		17,812
Balance, January 1, 2018, as adjusted	356,227	4,676,038	345,140	4,746,364	10,123,769	33,022	10,156,791
Net income				1,022,318	1,022,318	(12,975)	1,009,343
Other comprehensive loss, net of taxes			(56,854)		(56,854)		(56,854)
Contributions from noncontrolling interests					—	113	113
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustments prior to deconsolidation		237,669			237,669		237,669
Distributions to noncontrolling interests					—	(7,408)	(7,408)
Consolidation of asset management entity					—	8,316	8,316
Change in interest in consolidated subsidiary		2,677			2,677	(2,677)	—
Share-based compensation expense		48,249			48,249		48,249
Change in fair value of redeemable noncontrolling interests		(26,551)			(26,551)		(26,551)
Exercise of options to purchase common shares	109	2,376			2,485		2,485
Purchase of common shares for treasury	(50,223)	(1,098,199)			(1,148,422)		(1,148,422)
Dividends ($.45 per common share)				(158,464)	(158,464)		(158,464)
Other	1,402	12,588			13,990		13,990

Balance, November 30, 2018	$307,515	$3,854,847	$288,286	$5,610,218	$10,060,866	$18,391	$10,079,257

The accompanying notes are an integral part of these consolidated financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations
Jefferies Financial Group Inc. ("Jefferies" or the "Company"), formerly known as Leucadia National Corporation, is a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, is the largest independent full-service global investment banking firm headquartered in the U.S.
In the fourth quarter of 2018, we changed our fiscal year end from a calendar year basis to a fiscal year ending on November 30, consistent with the fiscal year of Jefferies Group. Our 2018 fiscal year consists of the eleven month transition period beginning January 1, 2018 through November 30, 2018. Financial statements for 2017 and 2016 continue to be presented on the basis of our previous calendar year end.

In March 2013, Jefferies Group became an indirect wholly-owned subsidiary of Jefferies, yet retains a separate credit rating and continues to be a separate U.S. Securities and Exchange Commission ("SEC") reporting company. Through Jefferies Group, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), Jefferies Group's joint venture with Massachusetts Mutual Life Insurance Company. Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans. Jefferies Group has a November 30 year end. Prior to the fourth quarter of 2018, because our fiscal year end was December 31, we reflected Jefferies Group in our consolidated financial statements utilizing a one month lag. In connection with our change in fiscal year end to November 30, we eliminated the one month lag utilized to reflect Jefferies Group results beginning with the fourth quarter of 2018. Therefore, our results for the eleven months ended November 30, 2018, include twelve month results for Jefferies Group and eleven months for the remainder of our results.

Jefferies Group operates in two business segments: Capital Markets and Asset Management. Capital Markets includes investment banking, sales and trading and other related services. Investment banking provides capital markets and financial advisory services to clients across most industry sectors in the Americas, Europe and Asia. Sales and trading businesses operate across the spectrum of equities, fixed income and foreign exchange products. Related services include, among other things, prime brokerage and equity finance, research and strategy, corporate lending and real estate finance, as well as other principal and corporate investing activities.
Asset Management provides investment management services to investors in the U.S. and overseas and makes capital investments in managed funds and accounts. Leucadia Asset Management ("LAM") supports and develops focused alternative asset management businesses led by distinct management teams. We are patiently developing this business over time, and changes in the platforms and structure should be expected. During the second quarter of 2018, we took steps to expand our asset management efforts including the formation of a strategic relationship with Weiss Multi-Strategy Advisers LLC ("Weiss") and we invested $250.0 million in Weiss' strategy. We will own a profit share in the firm for the first year, and a revenue share thereafter. In addition, we entered into an agreement with Schonfeld Strategic Advisors LLC ("Schonfeld") to merge the business of Folger Hill Asset Management with Schonfeld's fundamental equities business, under the Schonfeld brand. In connection with the transaction with Schonfeld, LAM agreed to make a $250.0 million investment in the combined strategy and will receive a revenue share in the combined ongoing fundamental equity business. The transaction with Schonfeld closed on January 1, 2019. In the fourth quarter of 2018, we transferred our LAM seed investments, as well as our interest in Berkadia Commercial Mortgage Holding LLC ("Berkadia"), to Jefferies Group. These transfers were accomplished as a capital contribution to Jefferies Group of approximately $598.2 million and an internal transfer of cash from Jefferies Group of $76.0 million to Jefferies.
Berkadia, Jefferies Group's 50-50 equity method joint venture with Berkshire Hathaway Inc., is a U.S. commercial real estate finance company providing capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial properties.

Merchant Banking is where we leverage opportunities to make unique long-term direct investments. Our current Merchant Banking businesses and investments include National Beef Packing Company ("National Beef") (beef processing), Spectrum Brands Holdings, Inc. ("Spectrum Brands") (consumer products), Linkem (fixed wireless broadband services in Italy), Vitesse Energy, LLC ("Vitesse Energy Finance") and JETX Energy LLC ("JETX Energy") (oil and gas production and development), WeWork (global network of workspaces), HomeFed Corporation ("HomeFed") (real estate), Idaho Timber (manufacturing), FXCM Group, LLC ("FXCM") (provider of online foreign exchange trading services), Foursight Capital (vehicle finance) and Golden Queen Mining Company, LLC ("Golden Queen") (gold and silver mining). Our Merchant Banking businesses and investments also included LAM (asset management) and Berkadia (commercial mortgage banking, investment sales and servicing), prior to their transfer to Jefferies Group in the fourth quarter of 2018 and Garcadia (automobile dealerships), prior to its sale in August 2018.

The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.

We own 31% of National Beef, one of the largest beef processing companies in the U.S. On June 5, 2018, we completed the sale of 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig") for $907.7 million in cash, reducing our ownership in National Beef from 79% to 31%. The pre-tax gain recognized as a result of this transaction was $873.5 million for the eleven months ended November 30, 2018. During 2018, prior to the closing, we received an additional $229.4 million in distributions of recent profits plus a true-up to the debt amount set in the enterprise valuation associated with the sale. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining 31% interest in National Beef under the equity method of accounting. We have classified the results of National Beef prior to June 5, 2018 as discontinued operations in the Consolidated Statements of Operations. See Note 28 for more information.

We own approximately 14% of Spectrum Brands, a publicly traded global consumer products company on the NYSE (NYSE: SPB), and we reflect this investment at fair value based on quoted market prices. On July 13, 2018, HRG Group, Inc. ("HRG") merged into its 62% owned subsidiary, Spectrum Brands. Our approximately 23% interest in HRG thereby converted into approximately 14% of Spectrum Brands outstanding shares.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem's common equity at November 30, 2018. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated working interests and royalties predominantly in the Bakken Shale oil field in North Dakota. In April 2018, Vitesse Energy Finance acquired non-operated Bakken assets from a portfolio company of a private equity fund for $190.0 million in cash, of which approximately $144.0 million was funded as equity by Jefferies and the balance funded by Vitesse Energy Finance's credit line. JETX Energy is our 98% owned consolidated subsidiary that currently has non-operated working interests and acreage in east Texas.
We invested $9.0 million in 2013 in WeWork, which creates collaborative office communities. Currently we own less than 1% of the company. Our interest in WeWork is reflected in Trading assets in our financial statements at fair value.
We own an approximate 70% equity interest of HomeFed, which owns and develops residential and mixed use real estate properties. We account for our interest under the equity method. HomeFed is a public company traded on the NASD OTC Bulletin Board.

Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products.

Our investment in FXCM and associated companies consist of a senior secured term loan due in the first quarter of 2019, ($67.6 million principal outstanding at November 30, 2018); a 50% voting interest in FXCM and up to 75% of all distributions.

Golden Queen owns the Soledad Mountain project, a gold and silver mining project in Kern County, California. Our effective ownership of Golden Queen is approximately 38% and is accounted for under the equity method.

Garcadia was an equity method joint venture that owned and operated automobile dealerships. During the third quarter of 2018, we sold our equity interests in Garcadia and our associated real estate to our former partners, the Garff family, for $417.2 million in cash. The pre-tax gain recognized as a result of this transaction, $221.7 million during the third quarter of 2018, is classified as Other revenue.

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

Consolidation
Our policy is to consolidate all entities in which we can vote a majority of the outstanding voting stock. In addition, we consolidate entities which meet the definition of a variable interest entity for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. We consider special allocations of cash flows and preferences, if any, to determine amounts allocable to noncontrolling interests. All intercompany transactions and balances are eliminated in consolidation.
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

We have reorganized the presentation of our gains and losses generated from our capital invested in asset management funds. This was previously presented as Other revenues and is now presented within Principal transactions revenues. For the twelve months ended December 31, 2017, this resulted in a decrease to Principal transactions revenues of $8.2 million and an increase to Other revenues of $8.2 million. For the twelve months ended December 31, 2016, this resulted in a decrease to Principal transactions revenues of $69.0 million and an increase to Other revenues of $69.0 million.

Revenue Recognition Policies
We adopted the Financial Accounting Standards Board ("FASB") new revenue recognition standard on January 1, 2018. Revenue recognition policies under the new standard are applied prospectively in our financial statements from January 1, 2018 forward. Reported financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during the historical periods. For investment banking revenues and asset management fees, we separately state the accounting policies applicable in the presented eleven and twelve month periods. There were no material changes in our other revenue recognition policies as a result of the new standard. For further information on our adoption of the new revenue standard, see Note 4.
Investment Banking Activities
Commissions and Other Fees.  All customer securities transactions are reported in the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are acting as an agent in these arrangements, netted against commission revenues in the Consolidated Statements of Operations. In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts.
Principal Transactions.  Trading assets and trading liabilities (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Operations, except for derivatives accounted for as hedges (see Hedge Accounting section, herein and Note 6). Fees received on loans carried at fair value are also recorded in Principal transactions revenues.
Investment Banking - Eleven Months Ended November 30, 2018.  Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring advisory engagements, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category in the Consolidated Statements of Operations and any expenses reimbursed by clients are recognized as Investment banking revenues.

Underwriting and placement agent revenues are recognized at a point in time on trade-date. Costs associated with underwriting activities are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis in Selling, general and other expenses in the Consolidated Statements of Operations.
Investment Banking - Twelve Months ended December 31, 2017 and 2016. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments or engagements are recorded when the services related to the underlying transactions are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements and netted against revenues. Unreimbursed expenses with no related revenues are included in Selling, general and other expenses in our Consolidated Statements of Operations.
Asset Management Fees - Eleven Months Ended November 30, 2018. Management and administrative fees are generally recognized over the period that the related service is provided. Performance fee revenue is generally recognized only at the end of the performance period to the extent that the benchmark return has been met.
Asset Management Fees - Twelve Months ended December 31, 2017 and 2016. Management and administrative fees are generally recognized over the period that the related service is provided. Performance fees are accrued (or reversed) on a monthly basis based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Performance fees are not subject to adjustment once the measurement period ends (generally annual periods) and the performance fees have been realized.
Interest Revenue and Expense.  Interest expense that is deducted from Revenues to arrive at Net revenues is related to Jefferies Group's operations. Contractual interest on Trading assets and Trading liabilities is recognized on an accrual basis as a component of Interest income and Interest expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions revenues in the Consolidated Statements of Operations rather than as a component of interest income or expense. Interest on short- and long-term borrowings is recorded on an accrual basis, except for those for which we have elected the fair value option, with related interest recorded as Interest expense. Discounts/premiums arising on long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. Interest revenue related to Securities borrowed and Securities purchased under agreements to resell activities and interest expense related to Securities loaned and Securities sold under agreements to repurchase activities are recognized on an accrual basis.
Manufacturing Revenues. Manufacturing revenues are primarily from Idaho Timber, which manufactures and distributes an extensive range of quality wood products to markets across North America. Idaho Timber's primary business consists of the sale of lumber that is manufactured or remanufactured at one of its locations. Agreements with customers for these sales specify the type, quantity and price of products to be delivered as well as the delivery date and payment terms. The transaction price is fixed at the time of sale and revenue is generally recognized when the customer takes control of the product.

Hedge Accounting

Jefferies Group applies hedge accounting using interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate senior long-term debt. Jefferies Group's interest rate swaps are included as derivative contracts in Trading assets and Trading liabilities in the Consolidated Statements of Financial Condition. Jefferies Group uses regression analysis to perform ongoing prospective and retrospective assessments of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the change in fair value of the interest rate swap and the change in the fair value of the long-term debt due to changes in the benchmark interest rate offset within a range of 80% to 125%. The impact of valuation adjustments related to Jefferies Group own credit spreads and counterparty credit spreads are included in the assessment of effectiveness.

For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative and the change in fair value of the long-term debt provide offset of one another, and together with any resulting ineffectiveness, are recorded in Interest expense. See Note 6 for further information.
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
Financial Instruments and Fair Value
Trading assets and Trading liabilities are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. These instruments primarily represent our trading activities and include both cash and derivative products. Gains and losses on trading assets and trading liabilities are recognized in our Consolidated Statements of Operations in Principal transactions revenues. Available for sale securities are reflected at fair value, with unrealized gains and losses reflected as a separate component of equity, net of taxes. The cost of securities sold is based on average cost. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
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

Level 2:
Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable at the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments fair values for which have been derived using model inputs that are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:
Instruments that have little to no pricing observability at the reported date. These financial instruments are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Financial instruments are valued at quoted market prices, if available. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, the financial instrument is valued at the point within the bid-ask range that meets our best estimate of fair value. We use prices and inputs that are current at the measurement date. For financial instruments that do not have readily determinable fair values using quoted market prices, the determination of fair value is based on the best available information, taking into account the types of financial instruments, current financial information, restrictions (if any) on dispositions, fair values of underlying financial instruments and quotations for similar instruments.

The valuation of financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models are permitted based on management's judgment, which takes into consideration the features of the financial instrument such as its complexity, the market in which the financial instrument is traded and underlying risk uncertainties about market conditions. Adjustments from the price derived from a valuation model reflect management's judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.

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
Under the equity method of accounting, our share of the investee's underlying net income or loss is recorded as Income (loss) related to associated companies, or as part of Other revenues if such investees are considered to be an extension of our business.  Income (loss) for investees for which the fair value option was elected is reported as Principal transactions revenues.
Receivables
At November 30, 2018 and December 31, 2017, Receivables include receivables from brokers, dealers and clearing organizations of $3,223.7 million and $2,635.2 million, respectively, and receivables from customers of securities operations of $2,017.1 million and $1,563.8 million, respectively.
Securities Borrowed and Securities Loaned
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions and accounted for as collateralized financing transactions. In connection with both trading and brokerage activities, Jefferies Group borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. When Jefferies Group borrows securities, it generally provides cash to the lender as collateral, which is reflected in the Consolidated Statements of Financial Condition as Securities borrowed. Jefferies Group earns interest revenues on this cash collateral. Similarly, when Jefferies Group lends securities to another party, that party provides cash to Jefferies Group as collateral, which is reflected in the Consolidated Statements of Financial Condition as Securities loaned. Jefferies Group pays interest expense on the cash collateral received from the party borrowing the securities. The initial collateral advanced or received approximates or is greater than the fair value of the securities borrowed or loaned. Jefferies Group monitors the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively "repos") are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. Jefferies Group earns and incurs interest over the term of the repo, which is reflected in Interest revenue and Interest expense in the Consolidated Statements of Operations on an accrual basis. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis-by counterparty, where permitted by GAAP. The fair value of the underlying securities is monitored daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.
Offsetting of Derivative Financial Instruments and Securities Financing Agreements

To manage exposure to credit risk associated with derivative activities and securities financing transactions, Jefferies Group may enter into International Swaps and Derivative Association, Inc. ("ISDA") master netting agreements, master securities lending agreements, master repurchase agreements or similar agreements and collateral arrangements with counterparties. A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party. Under its ISDA master netting agreements, Jefferies Group typically also executes credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted by or paid to a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex.
In the event of the counterparty's default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. In addition, any collateral posted can be applied to the net obligations, with any excess returned; and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.
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
Jefferies Group is also a party to clearing agreements with various central clearing parties. Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open contracts or transactions. See Notes 6 and 7 for further information.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements of $351.0 million and $750.4 million at November 30, 2018 and December 31, 2017, respectively, are stated at cost, net of accumulated depreciation and amortization, and are included in Other assets in the Consolidated Statements of Financial Condition. The prior year amount, which was previously reported separately, has been reclassified to be consistent with the current year presentation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.
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
During the twelve months ended December 31, 2016, JETX Energy recorded impairment charges in Selling, general and other expenses of $56.3 million related to write-downs of unproved oil and gas properties. JETX Energy assesses its unproved oil and gas properties for impairment based on remaining lease terms, drilling results or future plans to develop acreage and they record impairment expense for any decline in value. In the third quarter of 2016, JETX Energy curtailed development of both its southern acreage in the East Eagle Ford and its Houston County acreage. As a result, an impairment was recorded for the difference between the carrying value and the estimated net realizable value of the acreage.
Substantially all of our operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by our operations and investments. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets, property and equipment and other long-lived assets (for example, Jefferies Group, manufacturing, oil and gas production and development and certain associated company investments), impairment charges would have to be recorded.
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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. Fair value will be determined using valuation techniques consistent with what a market participant would use. All of our indefinite-lived intangible assets were recognized in connection with the Jefferies Group acquisition, and our annual impairment testing date for Jefferies Group is as of August 1.
Goodwill.  At acquisition, we allocate the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values. Significant judgments and estimates are often made by management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information we believe to be relevant. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill, which is not amortized to expense. Substantially all of our goodwill was recognized in connection with the Jefferies Group acquisition.
At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the reporting unit's goodwill. The fair values will be based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. Our annual goodwill impairment testing date related to Jefferies Group is as of August 1.
Inventories and Cost of Sales
Manufacturing inventories are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method. Manufacturing cost of sales principally includes product and manufacturing costs, inbound and outbound shipping costs and handling costs. Inventories are classified as Other assets in the Consolidated Statements of Financial Condition.
Payables, expense accruals and other liabilities
At November 30, 2018 and December 31, 2017, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,465.6 million and $2,228.9 million, respectively, and payables to customers of securities operations of $3,176.7 million and $2,664.0 million, respectively.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realization of deferred tax assets is assessed, and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of its projected separate return results.
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
The Company uses the portfolio approach relating to the release of stranded tax effects recorded in accumulated other comprehensive income. Under the portfolio approach, the net unrealized gains or losses recorded in accumulated other comprehensive income would be eliminated only on the date the entire portfolio of available for sale securities is sold or otherwise disposed of.

Share-based Compensation
Share-based awards are measured based on the fair value of the award as determined in accordance with GAAP and recognized over the required service or vesting period. Certain executive share-based awards contain market, performance and service conditions. Market conditions are incorporated into the grant-date fair value using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if it is determined that it is probable that the performance condition will be achieved. The fair value of options and warrants are estimated at the date of grant using the Black-Scholes option pricing model. We account for forfeitures as they occur, which results in dividends and dividend equivalents originally charged against retained earnings for forfeited shares to be reclassified to compensation expense in the period in which the forfeiture occurs.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated to U.S. dollars using the currency exchange rates at the end of the relevant period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) and classified as Accumulated other comprehensive income in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. Gains or losses resulting from Jefferies Group's foreign currency transactions are included in Principal transactions revenues in the Consolidated Statements of Operations.
Earnings per Common Share
Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units ("RSUs") for which no future service is required. Diluted earnings per share is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred shares and interest on convertible notes by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period.
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
Securitization Activities
Jefferies Group engages in securitization activities related to corporate loans, consumer loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Transfers of financial assets to securitization vehicles are accounted for as sales when Jefferies Group has relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. Jefferies Group may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in Trading assets in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized in Principal transactions revenues in the Consolidated Statements of Operations.
When a transfer of assets does not meet the criteria of a sale, the transfer is accounted for as a secured borrowing in Trading assets and Jefferies Group continues to recognize the assets of a secured borrowing, and recognize the associated financing in Other secured financings in the Consolidated Statements of Financial Condition.
Another of our subsidiaries utilizes special purpose entities to securitize automobile loans receivables. These special purpose entities are variable interest entities ("VIEs") and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statements of Financial Condition. These secured borrowings do not have recourse to our subsidiary's general credit.
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
Supplemental Cash Flow Information

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
	(In thousands)
Cash paid during the year for:
Interest	$1,377,781	$1,120,191	$957,140
Income tax payments (refunds), net	$37,559	$15,361	$(13,738)
During the eleven months ended November 30, 2018, we had $17.6 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to November 30, 2018.

During the twelve months ended December 31, 2017, non-cash investing activities related to the deconsolidation of 54 Madison include an increase in Loans to and investments in associated companies of $123.0 million, and corresponding decreases in Total assets of $612.9 million, Total liabilities of $330.5 million and Noncontrolling interests of $167.2 million. For additional information regarding the deconsolidation of 54 Madison, see Note 11.

During the twelve months ended December 31, 2016, we had $334.5 million in non-cash investing activities related to the transfer of the equity investment in FXCM from Trading assets to Loans to and investments in associated companies.

Note 3. Change in Year End

On October 2, 2018, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. Our 2018 fiscal year consists of the eleven month transition period beginning January 1, 2018 through November 30, 2018. Financial statements for 2017 and 2016 continue to be presented on the basis of our previous calendar year end.

The following is selected financial data for the eleven month transition period ending November 30, 2018, and the comparable prior year period. Jefferies Group financial data is presented in each year based on the twelve months ended November 30. All other results are based on the eleven months ended November 30 for both years (in thousands, except per share amounts).

	Eleven Months Ended November 30,
	2018	2017 (Unaudited)

Net revenues	$3,764,034	$4,031,333
Total expenses	3,524,957	3,336,359
Income (loss) related to associated companies	57,023	(76,864)
Income from continuing operations before income taxes	296,100	618,110
Income tax provision	19,008	195,550
Income from continuing operations	277,092	422,560
Income from discontinued operations, including gain on disposal, net of taxes	773,984	267,321
Net income attributable to the redeemable noncontrolling interests	(37,263)	(78,506)
Net income attributable to Jefferies Financial Group Inc. common shareholders	1,022,318	610,277

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$0.82	$1.14
Income from discontinued operations, including gain on disposal	2.11	0.51
Net income	$2.93	$1.65

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$0.81	$1.13
Income from discontinued operations, including gain on disposal	2.09	0.50
Net income	$2.90	$1.63

Note 4.  Accounting Developments

Accounting Developments - Adopted Accounting Standards

Revenue Recognition.  We adopted the new revenue standard as of January 1, 2018 and recognized an increase of $17.8 million after-tax to beginning retained earnings as the cumulative effect of adoption of accounting standards. The increase primarily relates to the recognition of $24.3 million of revenue previously deferred from the sale of real estate to HomeFed in 2014, offset by a decrease of $6.1 million related to Jefferies Group. For Jefferies Group, the impact of adoption primarily related to investment banking expenses that were deferred as of December 31, 2017 under the previously existing accounting guidance, which would have been expensed in prior periods under the new revenue standard and investment banking revenues that were previously recognized in prior periods, which would have been deferred as of December 31, 2017 under the new revenue standard. We elected to adopt the new guidance using a modified retrospective approach applied to contracts that were not completed as of January 1, 2018. Accordingly, the new revenue standard is applied prospectively in our financial statements from January 1, 2018 forward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods.

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

There was no significant impact as a result of applying the new revenue standard to our consolidated financial statements for the eleven months ended November 30, 2018, except as it relates to the presentation of Jefferies Group's investment banking expenses. The table below presents the impact of applying the new revenue recognition standard to the Consolidated Statements of Operations for the eleven months ended November 30, 2018 as a result of the change in presentation of investment banking expenses (in thousands):

	Eleven Months Ended November 30, 2018
	As Reported	Impact of Adoption of Revenue Recognition Standard	Financial Results Prior to Adoption of Revenue Recognition Standard
Revenues:
Commissions and other fees	$634,271	$—	$634,271
Principal transactions	232,224	—	232,224
Investment banking	1,904,870	131,789	1,773,081
Interest income	1,294,325	—	1,294,325
Manufacturing revenues	357,427	—	357,427
Other	586,611	—	586,611
Total revenues	5,009,728	131,789	4,877,939
Interest expense of Jefferies Group	1,245,694	—	1,245,694
Net revenues	3,764,034	131,789	3,632,245

Expenses:
Compensation and benefits	1,862,782	—	1,862,782
Cost of sales	307,071	—	307,071
Floor brokerage and clearing fees	184,210	—	184,210
Interest expense	89,249	—	89,249
Depreciation and amortization	120,317	—	120,317
Selling, general and other expenses	961,328	131,789	829,539
Total expenses	3,524,957	131,789	3,393,168

Income from continuing operations before income taxes and income (loss) related to associated companies	$239,077	$—	$239,077

Financial Instruments. In January 2016, the FASB issued new guidance that affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. We adopted the new guidance as of January 1, 2018 with a cumulative effect increase to opening retained earnings of $27.6 million and a corresponding decrease to Accumulated other comprehensive income. The opening retained earnings adjustment is to recognize the unrealized gains we had for available for sale equity securities. Beginning in 2018, these available for sale equity securities are now reported as part of Trading assets, at fair value within the Consolidated Statements of Financial Condition. The adoption of the guidance on financial liabilities under the fair value option did not have a material impact on our consolidated financial statements.

Statement of Cash Flows. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted both standards in the first quarter of 2018. Prior periods were retrospectively adjusted to conform to the current period's presentation. The adoption of the guidance did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption, we recorded decreases of $284.5 million and $36.4 million, respectively, in Net cash provided by operating activities and increases (decreases) of $(7.4) million and $3.4 million, respectively, in Net cash used for investing activities for the twelve months ended December 31, 2017 and 2016 related to reclassifying the changes in our restricted cash balance from operating and investing activities to the cash and cash equivalent balances within the Consolidated Statements of Cash Flows.

Retirement Benefits. In March 2017, the FASB issued new guidance for improving the presentation of net periodic pension costs in the statement of operations. The update also allows the service cost to be eligible for capitalization, when applicable. We adopted this guidance in the first quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements. The adoption of this guidance resulted in the following adjustments to the Consolidated Statements of Operations for the twelve months ended December 31, 2017 and 2016: a decrease of $3.0 million and $3.0 million, respectively, to Compensation and benefits expenses and an increase to Selling, general and other expenses of $3.0 million and $3.0 million, respectively.

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

Accounting Developments - Accounting Standards to be Adopted in Future Periods

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of the remaining rental payments. A significant portion of the population of contracts that will be subject to recognition on our Consolidated Statements of Financial Condition have been identified; however, their initial measurement still remains under evaluation. We are currently modifying certain of our lease accounting systems to enable us to comply with the accounting requirements of this guidance. In July 2018, the FASB issued additional guidance on leases which allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. The guidance is effective for annual and interim periods beginning after December 15, 2018. We plan on adopting the lease standard in the first quarter of fiscal 2020 with a cumulative-effect adjustment to opening retained earnings in the period of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Derivatives and Hedging. In August 2017, the FASB issued new guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The guidance is effective in the first quarter of fiscal 2020. We do not believe the new guidance will have a material impact on our consolidated financial statements.

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

Consolidation. In October 2018, the FASB issued new guidance which requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective in the first quarter of fiscal 2021. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 5.  Fair Value Disclosures
The following is a summary of our financial instruments, trading liabilities, short-term borrowings and long-term debt that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV (within trading assets) of $394.4 million and $590.1 million by level within the fair value hierarchy at November 30, 2018 and December 31, 2017, respectively (in thousands):

	November 30, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,497,045	$118,681	$52,192	$—	$2,667,918
Corporate debt securities	—	2,683,180	9,484	—	2,692,664
Collateralized debt obligations and collateralized loan obligations	—	72,949	36,105	—	109,054
U.S. government and federal agency securities	1,789,614	56,592	—	—	1,846,206
Municipal securities	—	894,253	—	—	894,253
Sovereign obligations	1,769,556	1,043,409	—	—	2,812,965
Residential mortgage-backed securities	—	2,163,629	19,603	—	2,183,232
Commercial mortgage-backed securities	—	819,406	10,886	—	830,292
Other asset-backed securities	—	239,381	53,175	—	292,556
Loans and other receivables	—	2,056,593	46,985	—	2,103,578
Derivatives	34,841	2,539,943	5,922	(2,413,931)	166,775
Investments at fair value	—	—	396,254	—	396,254
FXCM term loan	—	—	73,150	—	73,150
Total trading assets, excluding investments at fair value based on NAV	$6,091,056	$12,688,016	$703,756	$(2,413,931)	$17,068,897

Available for sale securities:
U.S. government securities	$1,072,856	$—	$—	$—	$1,072,856
Residential mortgage-backed securities	—	210,518	—	—	210,518
Commercial mortgage-backed securities	—	15,642	—	—	15,642
Other asset-backed securities	—	110,870	—	—	110,870
Total available for sale securities	$1,072,856	$337,030	$—	$—	$1,409,886

Liabilities:
Trading liabilities:
Corporate equity securities	$1,685,071	$1,444	$—	$—	$1,686,515
Corporate debt securities	—	1,505,618	522	—	1,506,140
U.S. government and federal agency securities	1,384,295	—	—	—	1,384,295
Sovereign obligations	1,735,242	661,095	—	—	2,396,337
Loans	—	1,371,630	6,376	—	1,378,006
Derivatives	26,473	3,586,694	27,536	(2,513,050)	1,127,653
Total trading liabilities	$4,831,081	$7,126,481	$34,434	$(2,513,050)	$9,478,946
Long-term debt - structured notes	$—	$485,425	$200,745	$—	$686,170

	December 31, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,975,463	$60,300	$22,270	$—	$3,058,033
Corporate debt securities	—	3,261,300	26,036	—	3,287,336
Collateralized debt obligations and collateralized loan obligations	—	139,166	42,184	—	181,350
U.S. government and federal agency securities	1,269,230	39,443	—	—	1,308,673
Municipal securities	—	710,513	—	—	710,513
Sovereign obligations	1,381,552	1,035,907	—	—	2,417,459
Residential mortgage-backed securities	—	1,453,294	26,077	—	1,479,371
Commercial mortgage-backed securities	—	508,115	12,419	—	520,534
Other asset-backed securities	—	217,111	61,129	—	278,240
Loans and other receivables	—	1,620,581	47,304	—	1,667,885
Derivatives	165,396	3,323,278	9,295	(3,318,481)	179,488
Investments at fair value	—	946	329,944	—	330,890
FXCM term loan	—	—	72,800	—	72,800
Total trading assets, excluding investments at fair value based on NAV	$5,791,641	$12,369,954	$649,458	$(3,318,481)	$15,492,572

Available for sale securities:
Corporate equity securities (2)	$88,486	$—	$—	$—	$88,486
U.S. government securities	552,805	—	—	—	552,805
Residential mortgage-backed securities	—	34,561	—	—	34,561
Commercial mortgage-backed securities	—	5,870	—	—	5,870
Other asset-backed securities	—	34,839	—	—	34,839
Total available for sale securities	$641,291	$75,270	$—	$—	$716,561

Liabilities:
Trading liabilities:
Corporate equity securities	$1,721,267	$32,122	$48	$—	$1,753,437
Corporate debt securities	—	1,688,825	522	—	1,689,347
U.S. government and federal agency securities	1,430,737	—	—	—	1,430,737
Sovereign obligations	1,216,643	956,992	—	—	2,173,635
Commercial mortgage-backed securities	—	—	105	—	105
Loans	—	1,148,824	3,486	—	1,152,310
Derivatives	249,361	3,480,506	16,041	(3,490,514)	255,394
Total trading liabilities	$4,618,008	$7,307,269	$20,202	$(3,490,514)	$8,454,965
Short-term borrowings	$—	$23,324	$—	$—	$23,324
Long-term debt - structured notes	$—	$606,956	$—	$—	$606,956

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(2)
As of January 1, 2018, the Company adopted the FASB's new guidance that affects the accounting for equity investments and the presentation and disclosure requirements for financial instruments. At November 30, 2018, equity investments are primarily classified as Trading assets, at fair value and the change in fair value of equity securities is now recognized through the Consolidated Statements of Operations. See Note 4 for additional information.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•
Exchange Traded Equity Securities:  Exchange traded equity securities are measured based on quoted closing exchange prices obtained from external pricing services, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 of the fair value hierarchy. To the extent these securities are actively traded, valuation adjustments are not applied.

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

•
High Yield Corporate and Convertible Bonds:  A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed from recently executed market transactions of institutional size. Where pricing data is less observable, valuations are categorized within Level 3 of the fair value hierarchy and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer's subsequent financing or recapitalization, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

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

Sovereign Obligations

Sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. Sovereign government obligations, with consideration given to the country of issuance, are generally categorized in Level 1 or Level 2 of the fair value hierarchy.

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

•
Non-Agency Commercial Mortgage-Backed Securities:  Non-agency commercial mortgage-backed securities are measured using pricing data obtained from external pricing services, prices observed from recently executed market transactions or based on expected cash flow models that incorporate underlying loan collateral characteristics and performance. Non-agency commercial mortgage-backed securities are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability of the underlying inputs.

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

Loans and Other Receivables

•
Corporate Loans:  Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market consensus pricing service quotations. Where available, market price quotations from external pricing services are reviewed to ensure they are supported by transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on price quotations that are considered to be less transparent, market prices for debt securities of the same creditor and estimates of future cash flows incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer's capital structure.

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

•
Over-the-Counter ("OTC") Derivative Contracts:  OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current transaction. Where available, valuation inputs are calibrated from market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

OTC options include OTC equity, foreign exchange, interest rate and commodity options measured using various valuation models, such as Black-Scholes, with key inputs including the underlying security price, foreign exchange spot rate, commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps and forwards, which incorporate observable inputs related to commodity spot prices and forward curves. Discounted cash flow models are also utilized to measure certain variable funding note swaps, which are backed by CLOs and incorporate constant prepayment rate, constant default rate and loss severity assumptions. Credit default swaps include both index and single-name credit default swaps. Where available, external data is used in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are generally observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

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

Investments at Fair Value

Investments at fair value include investments in hedge funds, fund of funds and private equity funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses, contingent claims analysis and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value included investments in insurance contracts relating to Jefferies Group's defined benefit plan in Germany. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
November 30, 2018
Equity Long/Short Hedge Funds (2)	$86,788	$—	(2)
Equity Funds (3)	40,070	20,996	—
Commodity Funds (4)	10,129	—	Quarterly
Multi-asset Fund (5)	256,972	—	—
Other funds (6)	400	—	—
Total	$394,359	$20,996

December 31, 2017
Equity Long/Short Hedge Funds (2)	$407,895	$—	(2)
Equity Funds (3)	26,798	19,084	—
Multi-asset Fund (5)	154,805	—	—
Other funds (6)	606	—	—
Total	$590,104	$19,084

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors. At December 31, 2017, 73% of these investments were redeemable with 10 business days or less prior written notice; these investments were primarily liquidated during 2018. At November 30, 2018 and December 31, 2017, 17% and 15%, respectively, of these investments are redeemable with 60 days prior written notice.

(3)
The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to liquidate in one to ten years.

(4)	This category includes investments in hedge funds that invest, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At November 30, 2018 and December 31, 2017, investments representing approximately 15% and 12%, respectively, of the fair value of investments in this category are redeemable with 30 days prior written notice.

(6)
This category includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt and private equity investments and there are no redemption provisions. This category also includes investments in fund of funds that invest in various private equity funds that are managed by Jefferies Group and have no redemption provisions. These investments are gradually being liquidated or Jefferies Group has requested redemption, however, Jefferies Group is unable to estimate when these funds will be received.

Investments at fair value also include our investment in WeWork. We invested $9.0 million in WeWork in 2013 and currently own less than 1% of the company. Our interest in WeWork is reflected in Trading assets at fair value of $254.4 million at November 30, 2018.
Investment in FXCM

FXCM is a provider of online foreign exchange trading services. In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan due January 2017 (the term of which was subsequently extended to the first quarter of 2019), with rights to a variable proportion of certain future distributions in connection with an FXCM sale of assets or certain other events, and to require a sale of FXCM beginning in January 2018. The loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, not to exceed 20.5% per annum. During the eleven months ended November 30, 2018, interest accrued at 20.5% per annum. During the eleven months ended November 30, 2018, we received $18.3 million of principal and interest from FXCM and $67.6 million of principal remained outstanding under the term loan as of November 30, 2018. Through November 30, 2018, we have received cumulatively $349.8 million of principal, interest and fees from our initial $279.0 million investment in FXCM.

Our investment in the FXCM term loan is reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition, and unrealized and realized changes in value, including the component related to interest income on the loan, is included within Principal transactions revenues in the Consolidated Statements of Operations. We recorded gains (losses) in Principal transactions revenues of $18.6 million and $23.2 million during the eleven months ended November 30, 2018 and twelve months ended December 31, 2017, respectively, from our term loan and $(54.6) million during the twelve months ended December 31, 2016 from our term loan and related rights.

On September 1, 2016, we, Global Brokerage Inc. ("Global Brokerage") and Global Brokerage Holdings, LLC ("Global Brokerage Holdings") entered into an agreement that amended the terms of our loan and associated rights. On November 10, 2017, the terms of our loan and associated rights were amended further. Among other changes, the amendments extended the maturity of the term loan to the first quarter of 2019; and exchanged our rights for a 50% voting interest in FXCM and up to 75% of all distributions. Through these amendments, we also gained the right to appoint three of six board members for FXCM. We have the right, as does Global Brokerage Holdings, the owner of the remaining 50% of FXCM voting interest that is not held by Jefferies, to require a sale of FXCM beginning in January 2018. Distributions to Jefferies under the amended agreements are now: 100% until amounts due under the loan are repaid; 50% of the next $350 million; then 90% of the next $600 million; and 60% of all amounts thereafter.

Through the amendments, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in our November 30, 2018 and December 31, 2017 Consolidated Statements of Financial Condition as Loans to and investments in associated companies. We account for our equity interest on a one month lag. As the amendments only extended the maturity of the term loan, we continue to use the fair value option and classify our term loan within Trading assets, at fair value.

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

Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($73.2 million) and the investment in associated company ($75.0 million), which totaled $148.2 million at November 30, 2018.

We estimate the fair value of our term loan by using a valuation model with inputs including management's assumptions concerning the amount and timing of expected cash flows, the loan's implied credit rating and effective yield. Because of these inputs and the degree of judgment involved, we have categorized our term loan within Level 3 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
As described further in Note 11, in the third quarter of 2018 we engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in Golden Queen. Our estimate of fair value was based on a discounted cash flow analysis and is categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future Golden Queen cash flows and a discount rate of 12%. The estimated fair value of our equity investment in Golden Queen was $62.3 million, which was $47.9 million lower than our carrying value. As a result, an impairment charge of $47.9 million was recorded in Income (loss) related to associated companies in the third quarter of 2018.

As discussed further in Note 11, during the fourth quarter of 2018, we recorded an impairment charge of $62.1 million related to the equity component of our investment in FXCM, which is based on updated expectations that have been impacted by the recently revised regulations of the European Securities Market Authority and dampened operating results. We engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in FXCM. Our fourth quarter estimate of fair value was based on a discounted cash flow analysis and is categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future FXCM cash flows and a discount rate of 18.5%. The estimated fair value of our equity investment in FXCM was $75.0 million, which was $62.1 million lower than our carrying value. As a result, an impairment charge of $62.1 million was recorded in Income (loss) related to associated companies in the fourth quarter of 2018.

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

In the third quarter of 2016, JETX Energy curtailed development of both its southern acreage in the East Eagle Ford and its Houston County acreage and performed an impairment analysis of these unproved oil and gas properties. To measure the estimated fair value of the unproved properties, we used unobservable Level 3 inputs, which took into account the following factors: remaining lease terms, drilling results and/or future plans to develop the acreage. The estimated fair value of JETX Energy's southern acreage in the East Eagle Ford and its Houston County acreage totaled $51.6 million, which was $55.0 million lower than the carrying value as of the end of third quarter of 2016. As a result, an impairment charge of $55.0 million was recorded in Selling, general and other expenses in the third quarter of 2016.

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

Level 3 Rollforwards

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the eleven months ended November 30, 2018 (in thousands):

Eleven Months Ended November 30, 2018
	Balance, December 31, 2017	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at November 30, 2018	Changes in unrealized gains/losses included in earnings relating to instruments still held at November 30, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$22,270	$24,914	$31,669	$(22,759)	$(3,977)	$—	$75	$52,192	$23,665
Corporate debt securities	26,036	(439)	10,352	(23,364)	(1,679)	—	(1,422)	9,484	(2,606)
CDOs and CLOs	42,184	(16,258)	356,650	(353,330)	(10,247)	—	17,106	36,105	(9,495)
Residential mortgage-backed securities	26,077	(6,970)	3,118	(12,816)	(513)	—	10,707	19,603	521
Commercial mortgage-backed securities	12,419	(2,186)	1,436	(471)	(16,624)	—	16,312	10,886	(4,000)
Other asset-backed securities	61,129	(9,934)	706,846	(677,220)	(27,641)	—	(5)	53,175	(5,283)
Loans and other receivables	47,304	(5,137)	149,228	(130,832)	(15,311)	—	1,733	46,985	(8,457)
Investments at fair value	329,944	76,636	9,798	(17,570)	—	—	(2,554)	396,254	76,042
Investment in FXCM	72,800	18,616	—	—	(18,266)	—	—	73,150	7,723

Liabilities:
Trading liabilities:
Corporate equity securities	$48	$—	$—	$—	$—	$—	$(48)	$—	$—
Corporate debt securities	522	—	—	—	—	—	—	522	—
Commercial mortgage-backed securities	105	(105)	—	—	—	—	—	—	—
Loans	3,486	84	(4,626)	7,432	—	—	—	6,376	(28)
Net derivatives (2)	6,746	(3,237)	(17)	14,920	(1,335)	—	4,537	21,614	(646)
Long-term debt (1)	—	(30,347)	—	—	—	84,860	146,232	200,745	10,951

(1)
Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at November 30, 2018 were gains of $19.4 million.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the eleven months ended November 30, 2018

During the eleven months ended November 30, 2018, transfers of assets of $57.8 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•	Commercial mortgage-backed securities of $16.3 million, residential mortgage-backed securities of $15.3 million and CDOs and CLOs of $17.3 million due to reduced pricing transparency.

During the eleven months ended November 30, 2018, transfers of assets of $12.3 million from Level 3 to Level 2 are primarily attributed to:

•
Residential mortgage-backed securities of $4.6 million, corporate debt securities of $3.6 million and corporate equity securities of $2.9 million due to greater pricing transparency supporting classification into Level 2.

During the eleven months ended November 30, 2018, there were transfers of structured notes of $146.2 million from Level 2 to Level 3 due to reduced market transparency.

Net gains on Level 3 assets were $79.2 million and net gains on Level 3 liabilities were $33.6 million for the eleven months ended November 30, 2018. Net gains on Level 3 assets were primarily due to an increased valuation of investments at fair value and our FXCM term loan and increased market values in corporate equity securities, partially offset by decreased market values in CDOs and CLOs, other asset-backed securities, residential mortgage-backed securities and certain loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the twelve months ended December 31, 2017 (in thousands):

Twelve Months Ended December 31, 2017
	Balance, December 31, 2016	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at December 31, 2017	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$21,739	$3,353	$896	$(1,623)	$52	$—	$(2,147)	$22,270	$2,606
Corporate debt securities	25,005	(3,723)	36,850	(34,077)	(1,968)	—	3,949	26,036	(3,768)
CDOs and CLOS	54,354	(27,238)	112,239	(101,226)	(367)	—	4,422	42,184	(20,262)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
Residential mortgage- backed securities	38,772	(10,817)	6,805	(26,193)	(115)	—	17,625	26,077	(7,201)
Commercial mortgage-backed securities	20,580	(5,346)	3,275	(5,263)	(1,018)	—	191	12,419	(6,976)
Other asset-backed securities	40,911	(17,705)	77,508	(8,613)	(25,799)	—	(5,173)	61,129	(12,562)
Loans and other receivables	81,872	24,794	63,768	(53,095)	(34,622)	—	(35,413)	47,304	17,451
Investments at fair value	314,359	20,975	18,528	(22,818)	(1,100)	—	—	329,944	22,999
Investment in FXCM	164,500	23,161	—	—	(114,861)	—	—	72,800	1,070

Liabilities:
Trading liabilities:
Corporate equity securities	$313	$60	$(373)	$48	$—	$—	$—	$48	$—
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
Commercial mortgage-backed securities	—	105	—	—	—	—	—	105	(105)
Loans	378	196	(385)	2,485	—	—	812	3,486	(2,639)
Net derivatives (2)	3,441	(1,638)	—	—	5,558	456	(1,071)	6,746	(17,740)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
Analysis of Level 3 Assets and Liabilities for the twelve months ended December 31, 2017
During the twelve months ended December 31, 2017, transfers of assets of $38.2 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•	Residential mortgage-backed securities of $19.6 million and corporate debt securities of $8.3 million due to a lack of observable market transactions.

During the twelve months ended December 31, 2017, transfers of assets of $54.9 million from Level 3 to Level 2 are attributed to:

•	Loans and other receivables of $40.9 million due to greater pricing transparency supporting classification into Level 2.

Net gains on Level 3 assets were $5.9 million and net gains on Level 3 liabilities were $1.7 million for the twelve months ended December 31, 2017. Net gains on Level 3 assets were primarily due to increased valuations of our investment in FXCM, investments at fair value and certain loans and other receivables partially offset by decreased valuations of CDOs and CLOs, other asset-backed securities and residential mortgage-backed securities. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the twelve months ended December 31, 2016 (in thousands):

Twelve Months Ended December 31, 2016
	Balance, December 31, 2015	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance at December 31, 2016	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2016 (1)
Assets:
Trading assets:
Corporate equity securities	$40,906	$(8,463)	$3,365	$(49)	$(671)	$—	$(13,349)	$21,739	$291
Corporate debt securities	25,876	(16,230)	27,242	(29,347)	(7,223)	—	24,687	25,005	(18,799)
CDOs and CLOs	85,092	(14,918)	52,316	(69,394)	(2,750)	—	4,008	54,354	(7,628)
Municipal securities	—	(1,462)	—	—	—	—	28,719	27,257	(1,462)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
Residential mortgage-backed securities	70,263	(9,612)	623	(12,249)	(931)	—	(9,322)	38,772	(1,095)
Commercial mortgage-backed securities	14,326	(7,550)	3,132	(2,024)	(2,229)	—	14,925	20,580	(7,243)
Other asset-backed securities	42,925	(14,381)	133,986	(102,952)	(8,769)	—	(9,898)	40,911	(18,056)
Loans and other receivables	189,289	(42,566)	75,264	(69,262)	(46,851)	—	(24,002)	81,872	(52,003)
Investments at fair value	199,794	54,538	29,728	(542)	(1,107)	—	31,948	314,359	54,608
Investment in FXCM (2)	625,689	(54,634)	—	—	(406,555)	—	—	164,500	(1,014)

Liabilities:
Trading liabilities:
Corporate equity securities	$38	$—	$—	$313	$(38)	$—	$—	$313	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	—
Loans	10,469	—	—	378	—	—	(10,469)	378	—
Net derivatives (3)	(242)	(1,760)	—	11,101	31	2,067	(7,756)	3,441	(6,458)
Other secured financings	544	(126)	—	—	—	—	—	418	(126)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)
Includes $334.5 million related to the settlement of our participation rights for equity ownership in FXCM on September 1, 2016. We classify the equity ownership as Loans to and investments in associated companies at November 30, 2018 and December 31, 2017.

(3)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
Analysis of Level 3 Assets and Liabilities for the twelve months ended December 31, 2016
During the twelve months ended December 31, 2016, transfers of assets of $179.6 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

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
During the twelve months ended December 31, 2016, transfers of assets of $133.2 million from Level 3 to Level 2 are attributed to:

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
During the twelve months ended December 31, 2016, there were transfers of loan liabilities of $10.5 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net losses on Level 3 assets were $115.3 million and net gains on Level 3 liabilities were $1.9 million for the twelve months ended December 31, 2016. Net losses on Level 3 assets were primarily due to decreased valuations of our investment in FXCM, loans and other receivables, corporate debt securities, CDOs and CLOs, other asset-backed securities, residential and commercial mortgage-backed securities and corporate equity securities partially offset by increased valuations of certain investments at fair value. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.
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

November 30, 2018
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$43,644
Non-exchange traded securities		Market approach	Price	$1 to $75	$12.0
			Transaction level	$47	—

Corporate debt securities	$9,484	Market approach	Estimated recovery percentage	46%	—
			Transaction level	$80	—

CDOs and CLOs	$36,105	Discounted cash flows	Constant prepayment rate	10% to 20%	18%
			Constant default rate	1% to 2%	2%
			Loss severity	25% to 30%	26%
			Discount rate/yield	11% to 16%	14%
		Scenario analysis	Estimated recovery percentage	2% to 41%	23%

Residential mortgage-backed securities	$19,603	Discounted cash flows	Cumulative loss rate	4%	—
			Duration (years)	13 years	—
			Discount rate/yield	3%	—
			Loss severity	0%	—
		Market approach	Price	$100	—

Commercial mortgage-backed securities	$9,444	Discounted cash flows	Cumulative loss rate	8% to 85%	45%
			Duration (years)	1 year to 3 years	1 year
			Discount rate/yield	2% to 15%	6%
			Loss severity	64%	—
		Scenario analysis	Estimated recovery percentage	26%	—
			Price	$49	—

Other asset-backed securities	$53,175	Discounted cash flows	Cumulative loss rate	12% to 30%	22%
			Duration (years)	1 year to 2 years	1 year
			Discount rate/yield	6% to 12%	8%
		Market approach	Price	$100	—

Loans and other receivables	$46,078	Market approach	Price	$50 to $100	$96.0
		Scenario analysis	Estimated recovery percentage	13% to 117%	105%

Derivatives	$4,602
Total return swaps		Market approach	Price	$97	—
Interest rate swaps		Market approach	Price	$20	—

Investments at fair value	$368,231
Private equity securities		Market approach	Price	$3 to $250	$108.0
			Transaction level	$169	—
		Scenario analysis	Discount rate/yield	20%	—
			Revenue growth	0%	—
		Contingent claims analysis	Volatility	25% to 35%	30%
			Duration (years)	4 years	—

Investment in FXCM	$73,150
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 0.3 years	0.3 years

Trading Liabilities
Loans	$6,376	Market approach	Price	$50 to $101	$74.0

Derivatives	$27,536
Equity options		Option model/default rate	Default probability	0%	—
		Volatility benchmarking	Volatility	39% to 62%	50%
Interest rate swaps		Market approach	Price	$20	—
Total return swaps		Market approach	Price	$97	—

Long-term debt	$200,745
Structured notes		Market approach	Price	$78 to $94	$86.0
			Price	€68 to €110	€96.0

December 31, 2017
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Corporate equity securities	$18,109
Non-exchange traded securities		Market approach	Price	$3 to $75	$33.0
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$7	—

Corporate debt securities	$26,036	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	17%	—
			Price	$10	—

CDOs and CLOs	$38,845	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25% to 30%	26%
			Discount rate/yield	3% to 26%	12%
		Scenario analysis	Estimated recovery percentage	8% to 45%	26%

Residential mortgage-backed securities	$26,077	Discounted cash flows	Cumulative loss rate	3% to 19%	10%
			Duration (years)	2 years to 4 years	3 years
			Discount rate/yield	6% to 10%	8%

Commercial mortgage-backed securities	$12,419	Discounted cash flows	Discount rate/yield	2% to 26%	12%
			Cumulative loss rate	8% to 65%	44%
			Duration (years)	1 year to 3 years	2 years
		Scenario analysis	Estimated recovery percentage	26% to 32%	28%
			Price	$52 to $56	$54.0

Other asset-backed securities	$61,129	Discounted cash flows	Cumulative loss rate	0% to 33%	23%
			Duration (years)	1 year to 6 years	2 years
			Discount rate/yield	5% to 39%	9%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	14%	—

Loans and other receivables	$46,121	Market approach	Estimated recovery percentage	76%	—
			Price	$54 to $100	$95.0
		Scenario analysis	Estimated recovery percentage	13% to 107%	78%

Derivatives	$9,295
Total return swaps		Market approach	Price	$101 to $106	$103.0
Interest rate swaps		Market approach	Credit spread	800 bps	—

Investments at fair value	$110,010
Private equity securities		Market approach	Transaction level	$3 to $250	$172.0
			Price	$7	—
			Discount rate	20%	—

Investment in FXCM	$72,800
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 1 year	0.2 years

Trading Liabilities

Derivatives	$16,041
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$99	—
Total return swaps		Market approach	Price	$101 to $106	$103.0
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	26%	—

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2018 and December 31, 2017, asset exclusions consisted of $40.3 million and $228.6 million, respectively, primarily comprised of investments at fair value, private equity securities, non-exchange traded securities, commercial mortgage-backed securities, loans and other receivables and certain derivatives. At November 30, 2018 and December 31, 2017, liability exclusions consisted of $0.5 million and $4.2 million, respectively, of commercial mortgage-backed securities, loans and corporate debt and equity securities.
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

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, interest rate swaps, total return swaps, residential mortgage-backed securities, other asset-backed securities, private equity securities and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a non-exchange traded security, corporate debt security and private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange traded securities, corporate debt securities, unfunded commitments, total return swaps, interest rate swaps, residential mortgage-backed securities, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement.

•
Loans and other receivables, CDOs and CLOs, commercial mortgage-backed securities, other asset-backed securities and private equity securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the commercial mortgage-backed securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.

•
CDOs and CLOs, residential mortgage-backed securities, commercial mortgage-backed securities, other asset-backed securities and variable funding note swaps using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.

•	Derivative equity options using an option/default rate model. A significant increase (decrease) in default probability would result in a significantly lower (higher) fair value measurement.

•	Derivative equity options using volatility benchmarking. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Investments at fair value using contingent claims analysis. A significant increase (decrease) in volatility would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in duration would result in a significantly lower (higher) fair value measurement.

•
FXCM term loan using a discounted cash flow valuation technique. A significant increase (decrease) in term based on the time to pay off the loan would result in a higher (lower) fair value measurement.

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies Group's capital markets businesses. These loans and loan commitments include loans entered into by Jefferies Group's investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies Group's leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by Jefferies Group's leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Trading assets and loan commitments are included in Trading liabilities. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in associated companies in the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. Jefferies Group has also elected the fair value option for certain of its structured notes which are managed by Jefferies Group's capital markets businesses and are included in Long-term debt and Short-term borrowings in the Consolidated Statements of Financial Condition. Jefferies Group has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed by Jefferies Group on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with Jefferies Group's securitization activities and other structured financings. Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies Group's gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Financial instruments owned:
Loans and other receivables	$(3,856)	$22,088	$(68,812)

Financial instruments sold:
Loans	(46)	—	9
Loan commitments	(739)	230	5,509

Long-term debt:
Changes in instrument specific credit risk (1)	38,064	(34,609)	(10,745)
Other changes in fair value (2)	48,748	47,291	30,995

Short-term borrowings:
Other changes in fair value (2)	—	(681)	—

(1)	Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of taxes.

(2)	Other changes in fair value are included within Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	November 30, 2018	December 31, 2017
Financial instruments owned:
Loans and other receivables (1)	$806,798	$752,076
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	24,389	159,462
Long-term debt and short-term borrowings	114,669	32,839

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $20.5 million and $38.7 million at November 30, 2018 and December 31, 2017, respectively.

The aggregate fair value of Jefferies Group's loans and other receivables on nonaccrual status and/or 90 days or greater past due, was $105.3 million and $55.1 million at November 30, 2018 and December 31, 2017, respectively, which includes loans and other receivables 90 days or greater past due of $19.4 million and $37.4 million at November 30, 2018 and December 31, 2017, respectively.
Jefferies Group had elected the fair value option for its investment in KCG Holdings, Inc. ("KCG"). The change in the fair value of this investment was $93.4 million and $19.6 million for the twelve months ended December 31, 2017 and 2016, respectively. Jefferies Group's investment in KCG was sold in July 2017. Additionally, in connection with a KCG shares and warrants exchange transaction, Jefferies Group earned advisory fees of $2.9 million during the twelve months ended December 31, 2016.
As of December 31, 2017, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG's outstanding common shares, which were accounted for under the fair value option. On July 13, 2018, HRG merged into its 62% owned subsidiary, Spectrum Brands. Our approximately 23% owned interest in HRG thereby converted into approximately 14% of the outstanding shares of the re-named company, Spectrum Brands, which we account for under the fair value option. As of November 30, 2018, we owned approximately 7.5 million common shares of Spectrum Brands, representing approximately 14% of Spectrum Brands outstanding common shares. The shares are included in our Consolidated Statements of Financial Condition at fair value of $371.1 million and $789.9 million at November 30, 2018 and December 31, 2017, respectively. The shares were acquired at an aggregate cost of $475.6 million. The change in the fair value of our investment in Spectrum Brands/HRG aggregated $(418.8) million, $64.8 million and $93.2 million during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. One of our officers currently serves as a director on Spectrum Brands board.
As reported in its Form 10-Q for the nine months ended June 30, 2018 and Form 10-K for its fiscal years ended September 30, 2017 and 2016, HRG' revenues were $2,358.1 million, $5,008.5 million and $5,048.6 million, respectively; net income (loss) from continuing operations was $443.7 million, $102.9 million and $144.2 million, respectively; net income (loss) was $941.6 million, $273.2 million and $(33.9) million, respectively; and net income (loss) attributable to HRG controlling interest was $847.7 million, $106.0 million and $(198.8) million, respectively.
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
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.8 million and $99.7 million at November 30, 2018 and December 31, 2017, respectively. See Note 26 for additional information related to financial instruments not measured at fair value.

Note 6.  Derivative Financial Instruments
Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets and Trading liabilities, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Predominantly, Jefferies Group enters into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from its trading activities. In addition, Jefferies Group applies hedge accounting to an interest rate swap that has been designated as a fair value hedge of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt. See Notes 5 and 24 for additional disclosures about derivative financial instruments.
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
In connection with Jefferies Group's derivative activities, Jefferies Group may enter into ISDA master netting agreements or similar agreements with counterparties. See Note 2 for additional information regarding the offsetting of derivative contracts.

The following table presents the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at November 30, 2018 and December 31, 2017. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts (1)	Fair Value	Number of Contracts (1)
November 30, 2018
Derivatives designated as accounting hedges - interest rate contracts	$—	—	$29,647	1

Derivatives not designated as accounting hedges:
Interest rate contracts	$796,493	35,652	$904,043	69,305
Foreign exchange contracts	311,270	10,086	314,989	1,602
Equity contracts	1,410,148	2,109,810	2,377,133	1,782,600
Commodity contracts	37,823	8,546	1,717	5,683
Credit contracts	24,972	130	13,174	93
Total	2,580,706		3,611,056
Counterparty/cash-collateral netting (2)	(2,413,931)		(2,513,050)
Total derivatives not designated as accounting hedges	$166,775		$1,098,006
Total per Consolidated Statement of Financial Condition (3)	$166,775		$1,127,653

December 31, 2017
Derivatives designated as accounting hedges - interest rate contracts (4)	$—	—	$2,420	1

Derivatives not designated as accounting hedges:
Interest rate contracts (4)	$1,717,058	38,941	$1,708,776	12,828
Foreign exchange contracts	366,541	6,463	349,512	4,612
Equity contracts	1,373,016	2,728,750	1,638,258	2,118,526
Commodity contracts	3,093	7,249	5,141	6,047
Credit contracts	38,261	130	41,801	191
Total	3,497,969		3,743,488
Counterparty/cash-collateral netting (2)(4)	(3,318,481)		(3,490,514)
Total derivatives not designated as accounting hedges	$179,488		$252,974
Total per Consolidated Statement of Financial Condition (3)	$179,488		$255,394

(1)
Number of exchange-traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables and Payables, expense accruals and other liabilities in our Consolidated Statements of Financial Condition.

(2)	Amounts netted include both netting by counterparty and for cash collateral paid or received.

(3)
We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

(4)
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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Interest rate swaps	$(25,539)	$(2,091)	$—
Long-term debt	27,363	8,124	—
Total	$1,824	$6,033	$—

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Interest rate contracts	$67,291	$3,171	$(36,559)
Foreign exchange contracts	226	4,376	20,401
Equity contracts	(267,187)	(319,775)	(635,305)
Commodity contracts	21,785	(9,049)	(3,339)
Credit contracts	449	1,959	5,013
Total	$(177,436)	$(319,318)	$(649,789)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at November 30, 2018 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$4,006	$6,185	$—	$(1,445)	$8,746
Equity swaps and options	1,769	13,966	4,934	(1,889)	18,780
Credit default swaps	66	12,060	3,984	(899)	15,211
Total return swaps	95,130	19,519	—	(1,786)	112,863
Foreign currency forwards, swaps and options	39,162	15,942	—	(12,528)	42,576
Fixed income forwards	3,911	—	—	—	3,911
Interest rate swaps, options and forwards	27,851	93,303	103,165	(77,874)	146,445
Total	$171,895	$160,975	$112,083	$(96,421)	348,532
Cross product counterparty netting					(18,743)
Total OTC derivative assets included in Trading assets					$329,789

(1)	At November 30, 2018, we held exchange traded derivative assets, other derivatives assets and other credit agreements with a fair value of $42.2 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At November 30, 2018, cash collateral received was $205.3 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total

Commodity swaps, options and forwards	$1,074	$371	$—	$(1,445)	$—
Equity swaps and options	52,466	83,938	35,730	(1,889)	170,245
Credit default swaps	164	1,197	1,548	(899)	2,010
Total return swaps	64,296	11,549	—	(1,786)	74,059
Foreign currency forwards, swaps and options	43,593	15,546	—	(12,528)	46,611
Interest rate swaps, options and forwards	30,518	135,874	196,171	(77,874)	284,689
Total	$192,111	$248,475	$233,449	$(96,421)	577,614
Cross product counterparty netting					(18,743)
Total OTC derivative liabilities included in Trading liabilities					$558,871

(1)
At November 30, 2018, we held exchange traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $873.5 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At November 30, 2018, cash collateral pledged was $304.7 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At November 30, 2018, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$163,656
BBB- to BBB+	21,222
BB+ or lower	119,713
Unrated	25,198
Total	$329,789

(1)
Jefferies Group utilizes internal credit ratings determined by the Jefferies Group Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
November 30, 2018
Credit protection sold:
Index credit default swaps	$25.7	$167.4	$—	$193.1
Single name credit default swaps	57.7	84.5	3.0	145.2

December 31, 2017
Credit protection sold:
Index credit default swaps	$3.0	$126.0	$—	$129.0
Single name credit default swaps	129.1	89.1	—	218.2
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

	November 30, 2018	December 31, 2017

Derivative instrument liabilities with credit-risk-related contingent features	$93.5	$95.1
Collateral posted	(61.5)	(86.4)
Collateral received	91.5	5.6
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	123.3	14.3

(1)
These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

Other Derivatives

Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy Finance accounts for the derivative instruments at fair value. The gains and losses associated with the change in fair value of the derivatives are recorded in Other revenues.

Note 7.  Collateralized Transactions
Jefferies Group enters into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of dealer operations. Jefferies Group monitors the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and requests additional collateral or return s excess collateral, as appropriate. Jefferies Group pledges financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Jefferies Group's agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned and noted parenthetically as Securities pledged in our Consolidated Statements of Financial Condition.

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
November 30, 2018
Corporate equity securities	$1,505,218	$487,124	$1,992,342
Corporate debt securities	333,221	1,853,309	2,186,530
Mortgage- and asset-backed securities	249	2,820,543	2,820,792
U.S. government and federal agency securities	—	8,181,947	8,181,947
Municipal securities	—	604,274	604,274
Sovereign securities	—	2,945,521	2,945,521
Loans and other receivables	—	300,768	300,768
Total	$1,838,688	$17,193,486	$19,032,174

December 31, 2017
Corporate equity securities	$2,353,798	$214,413	$2,568,211
Corporate debt securities	470,908	2,336,702	2,807,610
Mortgage- and asset-backed securities	—	2,562,268	2,562,268
U.S. government and federal agency securities	19,205	11,792,534	11,811,739
Municipal securities	—	444,861	444,861
Sovereign securities	—	2,023,530	2,023,530
Loans and other receivables	—	454,941	454,941
Total	$2,843,911	$19,829,249	$22,673,160

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
November 30, 2018
Securities lending arrangements	$807,347	$—	$560,417	$470,924	$1,838,688
Repurchase agreements	7,849,052	1,915,325	6,042,951	1,386,158	17,193,486
Total	$8,656,399	$1,915,325	$6,603,368	$1,857,082	$19,032,174

December 31, 2017
Securities lending arrangements	$1,676,940	$—	$741,971	$425,000	$2,843,911
Repurchase agreements	10,780,474	4,058,228	3,211,464	1,779,083	19,829,249
Total	$12,457,414	$4,058,228	$3,953,435	$2,204,083	$22,673,160
Jefferies Group receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. Jefferies Group also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities. In many instances, Jefferies Group is permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2018 and December 31, 2017, the approximate fair value of securities received as collateral by Jefferies Group that may be sold or repledged was $23.1 billion and $27.1 billion, respectively. At November 30, 2018 and December 31, 2017, a substantial portion of these securities have been sold or repledged.
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
The following table presents activity related to Jefferies Group's securitizations that were accounted for as sales in which it had continuing involvement (in millions):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Transferred assets	$7,159.3	$4,552.9	$5,786.0
Proceeds on new securitizations	7,165.3	4,594.5	5,809.0
Cash flows received on retained interests	48.5	28.7	28.2
Jefferies Group has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at November 30, 2018 and December 31, 2017.
The following table summarizes Jefferies Group's retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	November 30, 2018		December 31, 2017
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$13,633.5	$365.3	$6,383.5	$28.2
U.S. government agency commercial mortgage-backed securities	2,027.6	185.6	2,075.7	81.4
CLOs	3,512.0	20.9	3,957.8	20.3
Consumer and other loans	604.1	48.9	247.6	47.8
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
Although not obligated, in connection with secondary market-making activities Jefferies Group may make a market in the securities issued by these SPEs. In these market-making transactions, Jefferies Group buys these securities from and sells these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs. To the extent Jefferies Group purchased securities through these market-making activities and Jefferies Group is not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 10.
Foursight Capital also utilizes SPEs to securitize automobile loans receivable. These SPEs are VIEs and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statements of Financial Condition. These secured borrowings do not have recourse to our subsidiary's general credit. See Note 10 for further information on securitization activities and VIEs.

Note 9.  Available for Sale Securities and Other Investments
The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 30, 2018
Bonds and notes:
U.S. government securities	$1,073,038	$1	$183	$1,072,856
Residential mortgage-backed securities	211,209	376	1,067	210,518
Commercial mortgage-backed securities	16,068	—	426	15,642
Other asset-backed securities	111,447	1	578	110,870
Total fixed maturities	1,411,762	378	2,254	1,409,886

Total Available for sale securities	$1,411,762	$378	$2,254	$1,409,886

December 31, 2017
Bonds and notes:
U.S. government securities	$552,847	$—	$42	$552,805
Residential mortgage-backed securities	34,381	272	92	34,561
Commercial mortgage-backed securities	5,857	17	4	5,870
Other asset-backed securities	34,837	46	44	34,839
Total fixed maturities	627,922	335	182	628,075

Equity securities:
Common stocks:
Banks, trusts and insurance companies	35,071	17,500	—	52,571
Industrial, miscellaneous and all other	17,504	18,411	—	35,915
Total equity securities	52,575	35,911	—	88,486

Total Available for sale securities	$680,497	$36,246	$182	$716,561

As of January 1, 2018, the Company adopted the FASB's new guidance that affects the accounting for equity investments and the presentation and disclosure requirements for financial instruments. At November 30, 2018, equity investments are primarily classified as Trading assets, at fair value and the change in fair value of equity securities is now recognized through the Consolidated Statements of Operations. See Note 4 for additional information.

At November 30, 2018, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $230.0 million. There were no unrealized gains, losses or impairments recognized on these investments during the eleven months ended November 30, 2018.

The amortized cost and estimated fair value of investments classified as available for sale at November 30, 2018, by contractual maturity, are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)

Due within one year	$1,073,038	$1,072,856
	1,073,038	1,072,856
Mortgage-backed and asset-backed securities	338,724	337,030
	$1,411,762	$1,409,886

At November 30, 2018, the unrealized losses on investments which have been in a continuous unrealized loss position for 12 months or longer were not significant.
Note 10.  Variable Interest Entities
VIEs are entities in which equity investors lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has both (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.
Our variable interests in VIEs include debt and equity interests, equity interests in associated companies, commitments, guarantees and certain fees. Our involvement with VIEs arises primarily from the following activities, but also includes other activities discussed below:

•	Purchases of securities in connection with Jefferies Group's trading and secondary market-making activities;

•
Retained interests held as a result of securitization activities, including the resecuritization of mortgage- and other asset-backed securities and the securitization of commercial mortgage, corporate and consumer loans;

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations;

•	Financing of agency and non-agency mortgage- and other asset-backed securities;

•	Warehouse funding arrangements for client-sponsored consumer loan vehicles and CLOs through participation certificates, forward sale agreements and revolving loan and note commitments; and

•	Loans to, investments in and fees from various investment vehicles.
We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires judgment. Our considerations in determining the VIE's most significant activities and whether we have power to direct those activities include, but are not limited to, the VIE's purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE's initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE's significant activities is shared, we assess whether we are the party with the power over the most significant activities. If we are the party with the power over the most significant activities, we meet the "power" criteria of the primary beneficiary. If we do not have the power over the most significant activities or we determine that decisions require consent of each sharing party, we do not meet the "power" criteria of the primary beneficiary.
We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interest is significant to the VIE requires judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests.

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

	November 30, 2018	December 31, 2017

Cash	$—	$11.7
Financial instruments owned	—	37.6
Securities purchased under agreements to resell (1)	883.1	729.3
Receivables	626.0	318.1
Other	78.4	15.5
Total assets	$1,587.5	$1,112.2

Other secured financings (2)	$1,535.3	$1,073.5
Other (3)	45.9	38.3
Total liabilities	$1,581.2	$1,111.8

(1)	Securities purchased under agreements to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $1.0 million and $44.1 million of the secured financing represent amounts held by Jefferies Group in inventory and are eliminated in consolidation at November 30, 2018 and December 31, 2017, respectively.

(3)	Includes $44.1 million and $32.0 million at November 30, 2018 and December 31, 2017, respectively, of intercompany payables that are eliminated in consolidation.

Securitization Vehicles.  Jefferies Group is the primary beneficiary of asset-backed financing vehicles to which Jefferies Group sells agency and non-agency residential and commercial mortgage loans, mortgage-backed securities and consumer loans pursuant to the terms of a master repurchase agreement. Jefferies Group's variable interests in these vehicles consist of its collateral margin maintenance obligations under the master repurchase agreement, which Jefferies Group manages, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle's debt holders. The creditors of these VIEs do not have recourse to Jefferies Group's general credit and each such VIE's assets are not available to satisfy any other debt.

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
At November 30, 2018 and December 31, 2017, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital's general credit and the assets of the VIEs are not available to satisfy any other debt. During the eleven months ended November 30, 2018, automobile loan receivables aggregating $552.2 million were securitized by Foursight Capital in connection with secured borrowing offerings. The majority of the proceeds from issuance of the secured borrowings were used to pay down Foursight Capital's two credit facilities.

Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
November 30, 2018
CLOs	$45.2	$—	$571.4	$3,281.9
Consumer loan vehicles	462.1	—	807.1	3,273.1
Related party private equity vehicles	35.5	—	53.5	108.3
Other investment vehicles	203.6	—	214.7	5,719.1
Total	$746.4	$—	$1,646.7	$12,382.4

December 31, 2017
CLOs	$168.1	$8.9	$1,030.4	$5,364.3
Consumer loan vehicles	254.8	—	759.8	2,322.7
Related party private equity vehicles	23.7	—	45.4	75.0
Other investment vehicles	133.0	—	142.0	4,624.9
Total	$579.6	$8.9	$1,977.6	$12,386.9

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

Consumer Loan Vehicles and Other Asset-Backed Vehicles. Jefferies Group provides financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer and small business loans and trust preferred securities. In addition, Jefferies Group may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. Jefferies Group does not control the activities of these entities.

Related Party Private Equity Vehicles. Jefferies Group committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies Group committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies Group's variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies Group with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At November 30, 2018 and December 31, 2017, Jefferies Group's total equity commitment in the JCP Entities was $139.3 million and $148.1 million, respectively, of which $121.3 million and $126.3 million had been funded, respectively. The carrying value of Jefferies Group's equity investments in the JCP Entities was $35.5 million and $23.7 million at November 30, 2018 and December 31, 2017, respectively. Jefferies Group's exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments. For further information regarding related party private equity vehicles, see Note 27.

Other Investment Vehicles.  The carrying amount of our equity investment was $203.6 million and $133.0 million at November 30, 2018 and December 31, 2017, respectively. Our unfunded equity commitment related to these investments totaled $11.1 million and $9.1 million at November 30, 2018 and December 31, 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

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
 At November 30, 2018 and December 31, 2017, Jefferies Group held $2,913.0 million and $1,829.6 million of agency mortgage-backed securities, respectively, and $170.5 million and $253.2 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, and underwriting, placement and activities. Jefferies Group's maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about Jefferies Group's variable interests in nonconsolidated VIEs.
We also have a variable interest in a nonconsolidated VIE consisting of our equity interest in an associated company, Golden Queen. In addition, we have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable and equity interest in FXCM. See Notes 5 and 11 for further discussion.

Note 11.  Loans to and Investments in Associated Companies
A summary of Loans to and investments in associated companies for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016 accounted for under the equity method of accounting is as follows (in thousands):

	Loans to and investments in associated companies as of December 31, 2017	Income (losses) related to associated companies	Income (losses) related to Jefferies Group associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of November 30, 2018

Jefferies Finance	$655,467	$—	$59,138	$13,955	$—	$728,560
National Beef (2)	—	110,049	—	(48,656)	592,237	653,630
Berkadia (3)	210,594	80,092	20,001	(65,197)	(262)	245,228
FXCM (4)	158,856	(83,174)	—	—	(651)	75,031
Garcadia Companies (5)	179,143	21,646	—	(26,962)	(173,827)	—
Linkem	192,136	(20,534)	—	542	(6,987)	165,157
HomeFed	341,874	(4,332)	—	—	—	337,542
Golden Queen (6)	105,005	(51,990)	—	10,941	—	63,956
54 Madison (7)	123,010	11,288	—	(47,224)	—	87,074
Other	100,744	(6,022)	(5,477)	(18,275)	(9,816)	61,154
Total	$2,066,829	$57,023	$73,662	$(180,876)	$400,694	$2,417,332

	Loans to and investments in associated companies as of December 31, 2016	Income (losses) related to associated companies	Income (losses) related to Jefferies Group associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of December 31, 2017

Jefferies Finance	$490,464	$—	$90,204	$74,799	$—	$655,467
Jefferies LoanCore (8)	154,731	—	22,368	(3,994)	(173,105)	—
Berkadia	184,443	93,801	—	(67,384)	(266)	210,594
FXCM (4)	336,258	(177,644)	—	—	242	158,856
Garcadia Companies	185,815	48,198	—	(54,870)	—	179,143
Linkem	154,000	(32,561)	—	31,996	38,701	192,136
HomeFed	302,231	7,725	—	31,918	—	341,874
Golden Queen (6)	111,302	(7,733)	—	1,436	—	105,005
54 Madison (7) (9)	161,400	(6,224)	—	35,204	(67,370)	123,010
Other	44,454	(463)	(3,177)	31,837	28,093	100,744
Total	$2,125,098	$(74,901)	$109,395	$80,942	$(173,705)	$2,066,829

	Loans to and investments in associated companies as of December 31, 2015	Income (losses) related to associated companies	Income (losses) related to Jefferies Group associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of December 31, 2016

Jefferies Finance	$528,575	$—	$(1,761)	$(36,350)	$—	$490,464
Jefferies LoanCore	288,741	—	21,221	(155,231)	—	154,731
Berkadia	190,986	94,201	—	(100,766)	22	184,443
FXCM (4)	—	1,919	—	—	334,339	336,258
Garcadia Companies	172,660	52,266	—	(39,111)	—	185,815
Linkem	150,149	(22,867)	—	33,303	(6,585)	154,000
HomeFed	275,378	23,893	—	2,960	—	302,231
Golden Queen (6)	114,323	(3,021)	—	—	—	111,302
54 Madison (9)	—	4,255	—	153,503	3,642	161,400
Other	36,557	3,952	(2,276)	9,622	(3,401)	44,454
Total	$1,757,369	$154,598	$17,184	$(132,070)	$328,017	$2,125,098

(1)	Primarily classified in Investment banking revenues and Other revenues.

(2)
As discussed more fully in Notes 1 and 28, in June 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining interest under the equity method of accounting. The carrying value of our retained 31% interest was adjusted to a fair value of $592.3 million on the date of sale.

(3)	In the fourth quarter of 2018, we transferred our interest in Berkadia to Jefferies Group.

(4)
As further described in Note 5, in 2016, we amended the terms of our loan and associated rights with FXCM. Through the amendments, we converted our participation rights for a 50% voting interest in FXCM. Our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included as Loans to and investments in associated companies and our term loan is included as Trading assets, at fair value in our Consolidated Statements of Financial Condition.

(5)	As more fully discussed in Note 1, during the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family.

(6)	At November 30, 2018 and December 31, 2017 and 2016, the balance reflects $15.1 million, $30.5 million and $32.8 million, respectively, related to a noncontrolling interest.

(7)
On November 30, 2017, we sold our interest in the general partner of the 54 Madison fund and as a result no longer control the 54 Madison investment committee. We retained two of the four seats on the investment committee and continue to have significant influence over the fund. We therefore deconsolidated the 54 Madison fund and account for our interest under the equity method of accounting.

(8)	On October 31, 2017, Jefferies Group sold all of its membership interests in Jefferies LoanCore for approximately $173.1 million.

(9)	At December 31, 2016, the balance reflects $95.3 million related to noncontrolling interests.

Jefferies Finance

Through Jefferies Group, we own 50% of Jefferies Finance, our joint venture with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies Group. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment adviser for various loan funds.

At November 30, 2018, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At November 30, 2018, approximately $694.8 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2019 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at November 30, 2018 and December 31, 2017. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2019 with automatic one year extensions absent a 60-day termination notice by either party. At November 30, 2018 and December 31, 2017, none of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $2.4 million, $3.9 million and $1.3 million during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively.
Jefferies Group engages in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, Jefferies Group earned fees of $377.7 million, $327.9 million and $112.6 million during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations. In addition, Jefferies Group paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $56.6 million, $2.4 million and $0.5 million during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.
During the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, Jefferies Group acted as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees of $3.7 million, $6.1 million and $2.6 million, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations. At November 30, 2018 and December 31, 2017, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Trading assets. Additionally, Jefferies Group has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO. Gains (losses) related to the derivative contracts were not material.
Under a service agreement, Jefferies Group charged Jefferies Finance $61.7 million, $50.7 million and $46.1 million for services provided during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. At November 30, 2018, Jefferies Group had a receivable from Jefferies Finance, included within Other assets in the Consolidated Statement of Financial Condition of $35.2 million and a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $14.1 million. At December 31, 2017, Jefferies Group had a receivable from Jefferies Finance, included within Other assets in the Consolidated Statement of Financial Condition of $34.6 million and a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $14.1 million.
Jefferies Group enters into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts Jefferies Group had $0.2 million recorded in Payables, expense accruals and other liabilities and $0.4 million recorded in Trading liabilities in our Consolidated Statement of Financial Condition at November 30, 2018 and $1.5 million included in Trading assets in our Consolidated Statement of Financial Condition at December 31, 2017.
Jefferies LoanCore
Jefferies LoanCore, LLC ("Jefferies LoanCore"), a commercial real estate finance company and was a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC, originates and purchases commercial real estate loans throughout the U.S. and Europe. On October 31, 2017, Jefferies Group sold all of its membership interests (which constituted a 48.5% voting interest) in Jefferies LoanCore for approximately $173.1 million, the estimated book value as of October 31, 2017. In addition, Jefferies Group may be entitled to additional cash consideration over the next four years in the event Jefferies LoanCore's yearly return on equity exceeds certain thresholds.
Jefferies LoanCore had entered into master repurchase agreements with Jefferies Group. During the twelve months ended December 31, 2017 and 2016, Jefferies Group recognized interest income and fees related to these agreements of $0.6 million and $8.4 million, respectively.
National Beef

National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. As discussed in Notes 1 and 28, on June 5, 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our ownership in National Beef to 31%. As of the closing of the sale on June

5, 2018, we deconsolidated our investment in National Beef and account for our remaining interest under the equity method of accounting.

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
Berkadia
Berkadia is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway Inc. We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% membership interest in Berkadia. We are entitled to receive 45% of the profits. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs. Berkadia is an investment sales adviser focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. As of November 30, 2018, the aggregate amount of commercial paper outstanding was $1.47 billion.
FXCM

As discussed more fully in Note 5, at November 30, 2018, Jefferies has a 50% voting interest in FXCM and a senior secured term loan to FXCM due in the first quarter of 2019. On September 1, 2016, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in our Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology, trade name, leases and long-term debt over their respective useful lives.

During February 2017, Global Brokerage Holdings and FXCM's U.S. subsidiary, Forex Capital Markets LLC ("FXCM U.S.") settled complaints filed by the National Futures Association and the Commodity Futures Trading Commission ("CFTC") against FXCM U.S. and certain of its principals relating to matters that occurred between 2010 and 2014. As part of the settlements, FXCM U.S. withdrew from business and sold FXCM U.S.'s customer accounts. Based on the above actions, we evaluated in the first quarter of 2017 whether our equity method investment was fully recoverable. We engaged an independent valuation firm to assist management in estimating the fair value of FXCM. Our estimate of fair value was based on a discounted cash flow and comparable public company analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $130.2 million. We concluded based on the regulatory actions, FXCM's restructuring plan, investor perception and declines in the trading price of Global Brokerage's common shares and convertible debt, that the decline in fair value of our equity interest was other than temporary. As such, we impaired our equity investment in FXCM in the first quarter of 2017 by $130.2 million, which was recorded in Income (loss) related to associated companies.
During the fourth quarter of 2018, we recorded an additional impairment charge of $62.1 million related to the equity component of our investment in FXCM, which is based on updated expectations that have been impacted by the recently revised regulations of the European Securities Market Authority and dampened operating results. Based on the updated projections, we evaluated in the fourth quarter of 2018 whether our equity method investment was fully recoverable. We engaged an independent valuation firm to assist management in estimating the fair value of FXCM. Our estimate of fair value was based on a discounted cash flow analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $62.1 million. We concluded that based on the decline in projections and the adverse effects of the European regulations, that the decline in fair value of our equity interest was other than temporary. As a result, we impaired our equity investment in FXCM in the fourth quarter of 2018 by $62.1 million, which was recorded in Income (loss) related to associated companies.
FXCM is considered a VIE and our term loan and equity interest are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM.
Garcadia
Garcadia was a joint venture between us and Garff Enterprises, Inc. ("Garff") that owned and operated 28 automobile dealerships comprised of domestic and foreign automobile makers. The Garcadia joint venture agreement specified that we and Garff had equal board representation and equal votes on all matters affecting Garcadia, and that all operating cash flows from Garcadia would be allocated 65% to us and 35% to Garff, with the exception of one dealership from which we received 83% of all operating cash flows and four other dealerships from which we received 71% of all operating cash flows. Garcadia's strategy was to acquire automobile dealerships in primary or secondary market locations meeting its specified return criteria.
In the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family, for $417.2 million in cash. The pre-tax gain recognized as a result of this transaction, $221.7 million for the eleven months ended November 30, 2018, is classified as Other revenue.
Linkem
We own approximately 42% of the common shares of Linkem, a fast-growing fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 54% of Linkem's common equity at November 30, 2018. We have approximately 48% of the total voting securities of Linkem. We account for our equity interest in Linkem on a two month lag.
HomeFed
At November 30, 2018, we own 10,852,123 shares of HomeFed's common stock, representing approximately 70% of HomeFed's outstanding common shares; however, we have contractually agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed's total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted. HomeFed develops and owns residential and mixed-use real estate properties. We account for our equity interest in HomeFed on a two month lag. HomeFed is a public company traded on the NASD OTC Bulletin Board (Symbol: HOFD). As a result of a 1998 distribution to all of our shareholders, approximately 5% of HomeFed is beneficially owned by our Chairman at November 30, 2018. Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed's Chairman, and our President. Since we do not control HomeFed, our investment in HomeFed is accounted for under the equity method as an investment in an associated company.
Golden Queen Mining Company
Since 2014, we invested $93.0 million, net in cash in a limited liability company (Gauss LLC) to partner with the Clay family and Golden Queen Mining Co. Ltd., to jointly fund, develop and operate the Soledad Mountain gold and silver mine project. Previously 100% owned by Golden Queen Mining Co. Ltd., the project is a fully-permitted, open pit, heap leach gold and silver project located in Kern County, California, which commenced gold and silver production in March 2016. In exchange for a noncontrolling ownership interest in Gauss LLC, the Clay family contributed $34.5 million, net in cash. Gauss LLC invested both our and the Clay family's net contributions totaling $127.5 million to the joint venture, Golden Queen, in exchange for a 50% ownership interest. Golden Queen Mining Co. Ltd. contributed the Soledad Mountain project to the joint venture in exchange for the other 50% interest. We account for our interest in Golden Queen on a two month lag.
As a result of our consolidating Gauss LLC, our Loans to and investments in associated companies reflects Gauss LLC's net investment of $127.5 million in the joint venture, which includes both the amount we contributed and the amount contributed by the Clay family. The joint venture, Golden Queen, is considered a VIE and we have determined that we are not the primary beneficiary of the joint venture and are therefore not consolidating its results. Our maximum exposure to loss as a result of our involvement with the joint venture is limited to our investment.
In the third quarter of 2018, Golden Queen completed an updated mine plan and financial projections reflecting lower grades of gold as well as a decrease in the market price of gold. As a result of lower projected cash flows, we engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in Golden Queen. Our estimate of fair value was based on a discounted cash flow analysis. The result of our analysis indicated that the estimated fair value of our equity interest in Golden Queen was lower than our prior carrying value by $47.9 million. We concluded based on lower projected cash flows and a decline in the market price of gold that the decline in fair value of our equity interest was other than temporary. As such, an impairment charge of $47.9 million was recorded in Income (loss) related to associated companies in the eleven months ended November 30, 2018.
54 Madison

We own approximately 48.1% of 54 Madison, a fund that seeks long-term capital appreciation through investment in real estate development and similar projects. Prior to November 30, 2017, we consolidated 54 Madison as a result of our control of the 54 Madison investment committee. 54 Madison invests both in projects which they consolidate and projects where they have significant influence and utilize the equity method of accounting. Based on total committed capital of the 54 Madison fund, all projects of this fund have already been identified and launched. On November 30, 2017, we sold our interest in the general partner of the 54 Madison fund and as a result no longer control the 54 Madison investment committee. We retained two of the four seats on the 54 Madison investment committee and continue to have significant influence over the fund, including a number of protective rights such as the right to block material investments, divestitures and changes outside of agreed upon parameters. We therefore deconsolidated the 54 Madison fund on November 30, 2017 and account for our interest under the equity method of accounting. We account for our equity interest in 54 Madison on a two month lag.
Other
The following table provides summarized data for associated companies as of November 30, 2018 and December 31, 2017 and for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016 (in thousands):

	November 30, 2018	December 31, 2017

Assets	$17,050,564	$16,340,643
Liabilities	11,752,273	11,920,465
Noncontrolling interest	154,963	169,274

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Revenues	$7,694,612	$4,883,063	$4,275,016
Income from continuing operations before extraordinary items	852,649	503,489	422,167
Net income	798,615	438,881	430,291
The Company's income related to associated companies	130,685	34,494	171,782
Except for our investment in Berkadia and Jefferies Finance, we have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to us. Our exposure to adverse events at the investee companies is limited to the book value of our investment. See Note 24 for further discussion of these guarantees.
Included in consolidated retained earnings at November 30, 2018 is approximately $252.9 million of undistributed earnings of the associated companies accounted for under the equity method of accounting.

Note 12.  Financial Statement Offsetting
In connection with Jefferies Group's derivative activities and securities financing activities, Jefferies Group may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to: derivative transactions – ISDA master netting agreements; master securities lending agreements (securities lending transactions); and master repurchase agreements (repurchase transactions). See Note 2 for additional information on financial statement offsetting.
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

	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
	(In thousands)
Assets at November 30, 2018
Derivative contracts	$2,580,706	$(2,413,931)	$166,775	$—	$—	$166,775
Securities borrowing arrangements	6,538,212	—	6,538,212	(468,778)	(1,193,986)	4,875,448
Reverse repurchase agreements	11,336,175	(8,550,417)	2,785,758	(609,225)	(2,126,730)	49,803

Liabilities at November 30, 2018
Derivative contracts	$3,640,703	$(2,513,050)	$1,127,653	$—	$—	$1,127,653
Securities lending arrangements	1,838,688	—	1,838,688	(468,778)	(1,343,704)	26,206
Repurchase agreements	17,193,486	(8,550,417)	8,643,069	(609,225)	(7,070,967)	962,877

Assets at December 31, 2017
Derivative contracts	$3,497,969	$(3,318,481)	$179,488	$—	$—	$179,488
Securities borrowing arrangements	7,721,803	—	7,721,803	(966,712)	(1,032,629)	5,722,462
Reverse repurchase agreements	14,858,297	(11,168,738)	3,689,559	(463,973)	(3,207,147)	18,439

Liabilities at December 31, 2017
Derivative contracts	$3,745,908	$(3,490,514)	$255,394	$—	$—	$255,394
Securities lending arrangements	2,843,911	—	2,843,911	(966,712)	(1,795,408)	81,791
Repurchase agreements	19,829,249	(11,168,738)	8,660,511	(463,973)	(7,067,512)	1,129,026

(1)
Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty's outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by a counterparty in the event of a counterparty's default, but which are not netted in the balance sheet because other netting provisions of GAAP are not met. Further, for derivative assets and liabilities, amounts netted include cash collateral paid or received.

(2)
Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty's rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(3)
At November 30, 2018, amounts include $4,825.7 million of securities borrowing arrangements, for which we have received securities collateral of $4,711.7 million, and $931.7 million of repurchase agreements, for which we have pledged securities collateral of $963.6 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable. At December 31, 2017, amounts include $5,678.6 million of securities borrowing arrangements, for which we have received securities collateral of $5,516.7 million, and $1,084.4 million of repurchase agreements, for which we have pledged securities collateral of $1,115.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Note 13.  Intangible Assets, Net and Goodwill
A summary of intangible assets, net and goodwill is as follows (in thousands):

	November 30, 2018	December 31, 2017
Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,524	$8,551

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $102,579 and $230,074	67,894	347,767
Trademarks and tradename, net of accumulated amortization of $21,086 and $95,627	107,262	293,851
Supply contracts, net of accumulated amortization of $0 and $57,440	—	86,160
Other, net of accumulated amortization of $4,339 and $3,885	4,611	4,701
Total intangible assets, net	188,291	741,030

Goodwill:
National Beef	—	14,991
Jefferies Group	1,698,381	1,703,300
Other operations	3,459	3,859
Total goodwill	1,701,840	1,722,150

Total intangible assets, net and goodwill	$1,890,131	$2,463,180

As further discussed in Notes 1 and 28, on June 5, 2018, we sold 48% of National Beef to Marfrig. Upon closing of the transaction with Marfrig, we deconsolidated our investment in National Beef, including its Intangible assets, net and goodwill. Intangible assets, net and goodwill at December 31, 2017 included $539.6 million of intangibles and $15.0 million of goodwill related to National Beef.
Amortization expense on intangible assets included in Income (loss) from continuing operations was $13.2 million, $12.9 million and $18.2 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively.
The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

2019	$13,439
2020	13,439
2021	13,085
2022	10,110
2023	8,981
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
The estimated fair values are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-earnings and price-to-book multiples of comparable public companies, multiples of mergers and acquisitions of similar businesses, projected cash flows and/or market capitalization. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process for Jefferies Group at August 1, 2018. The results of our annual impairment test for Jefferies Group did not indicate any goodwill impairment.
Note 14.  Short-Term Borrowings
Jefferies Group's short-term borrowings, which mature in one year or less, are as follows (in thousands):

	November 30, 2018	December 31, 2017

Bank loans (1)	$330,942	$304,651
Floating rate puttable notes	56,550	108,240
Equity-linked notes	—	23,324
Total short-term borrowings	$387,492	$436,215

(1) Bank loans include loans entered into, pursuant to a Master Loan Agreement, between the Bank of New York Mellon and Jefferies Group.

At November 30, 2018 and December 31, 2017, the weighted average interest rate on short-term borrowings outstanding was 3.08% and 2.51% per annum, respectively.

During the eleven months ended November 30, 2018, Jefferies Group's floating rate puttable notes with principal amounts of €41.0 million and Jefferies Group's equity-linked notes with a principal amount of $23.3 million matured. See Note 5 for further information.

The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At November 30, 2018, Jefferies Group was in compliance with debt covenants under the Intraday Credit Facility.

Note 15.  Long-Term Debt
The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	November 30, 2018	December 31, 2017
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$743,397	$742,348
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,719	246,673
Total long-term debt – Parent Company	990,116	989,021

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
5.125% Senior Notes, due April 13, 2018, $0 and $678,300 principal	—	682,338
8.5% Senior Notes, due July 15, 2019, $680,800 principal	699,659	728,872
2.375% Euro Medium Term Notes, due May 20, 2020, $565,500 and $594,725 principal	564,702	593,334
6.875% Senior Notes, due April 15, 2021, $750,000 principal	791,814	808,157
2.25% Euro Medium Term Notes, due July 13, 2022, $4,524 and $4,758 principal	4,243	4,389
5.125% Senior Notes, due January 20, 2023, $600,000 principal	612,928	615,703
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	709,484	736,357
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	373,669	375,794
3.875% Convertible Senior Debentures, due November 1, 2029, $0 and $324,779 principal	—	324,779
4.15% Senior Notes, due January 23, 2030, $1,000,000 and $0 principal	987,788	—
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	511,662	512,040
6.50% Senior Notes, due January 20, 2043, $400,000 principal	420,625	420,990
Structured Notes (2) (3)	686,170	614,091
Jefferies Group Revolving Credit Facility	183,539	—
National Beef Reducing Revolver Loan	—	120,000
National Beef Revolving Credit Facility	—	76,809
Foursight Capital Credit Facilities	—	170,455
Other	81,164	112,654
Total long-term debt – subsidiaries	6,627,447	6,896,762

Long-term debt	$7,617,563	$7,885,783

(1)
Amounts include gains of $27.4 million and $8.1 million during the eleven months ended November 30, 2018 and twelve months ended December 31, 2017, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Notes 2 and 5 for further information.

(2)
Includes $686.2 million and $607.0 million at fair value at November 30, 2018 and December 31, 2017, respectively. These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues.

(3)	Of the $686.2 million of structured notes at November 30, 2018, $5.7 million matures in 2019, $27.3 million matures in 2022 and the remaining $653.2 million matures in 2024 or thereafter.
At November 30, 2018, $840.1 million of consolidated assets (primarily other assets) are pledged for indebtedness aggregating $261.3 million.

The aggregate annual mandatory redemptions of all long-term debt during the five year period ending November 30, 2023 are as follows (in millions):

2019	$690.2
2020	565.5
2021	935.0
2022	32.5
2023	1,429.0
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
Subsidiary Debt
In November 2017, all of Jefferies Group's 3.875% Convertible Senior Debentures due 2029 were called for redemption, with a redemption date of January 5, 2018, at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed in January 2018. In addition, Jefferies Group's 5.125% Senior Notes with a principal of $668.3 million were redeemed in April 2018.

In January 2018, Jefferies Group issued 4.15% Senior Notes with a principal amount of $1.0 billion, due 2030. Additionally, structured notes with a total principal amount of approximately $173.2 million, net of retirements were issued during the eleven months ended November 30, 2018.

During 2018, Jefferies Group entered into a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $185.0 million. Jefferies Group Revolving Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of certain of its subsidiaries and its' minimum tangible net worth, liquidity requirements and minimum capital requirements. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in Jefferies Group Revolving Credit Facility agreement. The obligations of certain of Jefferies Group's subsidiaries under Jefferies Group Revolving Credit Facility are secured by substantially all its assets. At November 30, 2018, Jefferies Group was in compliance with debt covenants under the Jefferies Group Revolving Credit Facility.

As further discussed in Notes 1 and 28, on June 5, 2018, we sold 48% of National Beef to Marfrig. Upon closing of the transaction with Marfrig, we deconsolidated our investment in National Beef, including its long-term debt. Long-term debt at December 31, 2017 included $199.2 million related to National Beef.

At November 30, 2018, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $225.0 million, which mature in March 2020 and July 2020. The March 2020 credit facility bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity and the July 2020 credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. As a condition of the March 2020 credit facility, Foursight Capital is obligated to maintain cash reserves in an amount equal to the quoted price of an interest rate cap sufficient to meet the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital.

Note 16.  Mezzanine Equity
Redeemable Noncontrolling Interests
At December 31, 2017, the redeemable noncontrolling interests primarily relate to National Beef and were held by its minority owners, USPB, NBPCo Holdings and the chief executive officer of National Beef. The holders of these interests shared in the profits and losses of National Beef on a pro rata basis with us. As discussed in Notes 1 and 28, we deconsolidated National Beef as a result of the 48% sale to Marfrig on June 5, 2018. Immediately prior to the deconsolidation, the cumulative increase in fair value of $237.7 million recorded to the redeemable noncontrolling interest since the initial acquisition of National Beef was reversed through Additional paid-in capital in the Consolidated Statement of Financial Condition.
Redeemable noncontrolling interests in National Beef are reflected in the Consolidated Statements of Financial Condition at fair value. The following table shows the activity within redeemable noncontrolling interests related to National Beef (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Balance, beginning of year	$412,128	$321,962
Income allocated to redeemable noncontrolling interests	37,141	85,277
Distributions to redeemable noncontrolling interests	(70,681)	(90,048)
Increase in fair value of redeemable noncontrolling interests charged to additional paid-in capital	21,404	94,937
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustment prior to deconsolidation	(237,669)	—
Deconsolidation of National Beef	(162,323)	—
Balance, end of year	$—	$412,128
At November 30, 2018 and December 31, 2017, redeemable noncontrolling interests also includes other redeemable noncontrolling interests of $19.8 million and $14.5 million, respectively, primarily related to our oil and gas exploration and development businesses. We estimated the fair value of Vitesse Energy Finance based on a discounted cash flow analysis, market comparable method and market transaction method.
Mandatorily Redeemable Convertible Preferred Shares
In connection with our acquisition of Jefferies Group in March 2013, we issued a new series of 3.25% Cumulative Convertible Preferred Shares ("Preferred Shares") ($125.0 million at mandatory redemption value) in exchange for Jefferies Group's outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,162,200 common shares, an effective conversion price of $30.03 per share. The holders of the Preferred Shares are also entitled to an additional quarterly payment in the event we declare and pay a dividend on our common stock in an amount greater than $0.0625 per common share per quarter. The additional quarterly payment would be paid to the holders of Preferred Shares on an as converted basis and on a per share basis would equal the quarterly dividend declared and paid to a holder of a share of common stock in excess of $0.0625 per share. In the third quarter of 2017, we increased our quarterly dividend from $0.0625 to $0.10 per common share. In the third quarter of 2018, we increased our quarterly dividend from $0.10 to $0.125 per common share. These increased the preferred stock dividend from $4.4 million for the twelve months ended December 31, 2017 to $4.5 million for the eleven months ended November 30, 2018. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

Note 17.  Compensation Plans
Incentive Plan
Upon completion of our combination with Jefferies Group, we assumed its 2003 Incentive Compensation Plan, as Amended and Restated July 25, 2013 (the "Incentive Plan"). The Incentive Plan allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, RSUs, dividend equivalents or other share-based awards.
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
The Deferred Compensation Plan (the "DCP") has been implemented under the Incentive Plan. The DCP permits eligible executive officers and other employees to defer cash compensation, some or all of which may be deemed invested in stock units. A portion of the deferrals may also be directed to notional investments in a money market fund or certain of the employee investment opportunities. Stock units generally have been acquired at a discounted price, which encourages employee participation in the DCP and enhances long-term retention of equity interests by participants and aligns executive interests with those of shareholders.  Amounts recognized as compensation cost under the DCP have not been significant. The shares to be delivered in connection with DCP stock units and options are drawn from the Incentive Plan.
The Incentive Plan's "evergreen" share reservation was terminated on March 21, 2014; the number of equity awards available under the Incentive Plan was set at 20,000,000. At November 30, 2018, 6,786,404 common shares remained available for new grants under the Incentive Plan. Shares issued pursuant to the DCP reduce the shares available under the Incentive Plan.
The following table details the activity in restricted stock during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Restricted Stock	Weighted- Average Grant Date Fair Value

Balance at January 1, 2016	2,004	$24.56
Grants	356	$18.23
Forfeited	(24)	$26.90
Fulfillment of service requirement	(974)	$25.65
Balance at December 31, 2016	1,362	$22.09
Grants	391	$23.65
Forfeited	—	$—
Fulfillment of service requirement	(611)	$23.73
Balance at December 31, 2017	1,142	$21.75
Grants	1,077	$23.63
Forfeited	(30)	$16.49
Fulfillment of service requirement	(394)	$24.23
Balance at November 30, 2018	1,795	$22.42

The following table details the activity in RSUs during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016 (in thousands, except per share amounts):

			Weighted-Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required

Balance at January 1, 2016	3,388	8,583	$26.90	$26.68
Grants	—	128	$—	$14.21
Distributions of underlying shares	—	(1,683)	$—	$26.59
Forfeited	—	—	$—	$—
Fulfillment of service requirement	(3,320)	3,320	$26.90	$26.90
Balance at December 31, 2016	68	10,348	$26.90	$26.61
Grants	—	104	$—	$21.55
Distributions of underlying shares	—	(175)	$—	$26.46
Forfeited	—	—	$—	$—
Fulfillment of service requirement	(36)	36	$26.90	$26.90
Balance at December 31, 2017	32	10,313	$26.90	$26.57
Grants	—	161	$—	$20.24
Distributions of underlying shares	—	(192)	$—	$26.39
Forfeited	(2)	(1)	$26.90	$22.16
Fulfillment of service requirement	(28)	28	$26.90	$26.90
Balance at November 30, 2018	2	10,309	$26.90	$26.48
During the eleven months ended November 30, 2018 and twelve months ended December 31, 2017, grants include approximately 142,000 and 89,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $19.81 and $21.03, respectively.
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

Performance-vesting of the award is based equally on the compound annual growth rates of Jefferies Total Shareholder Return ("TSR"), which is measured from the December 31, 2015 stock price of $17.39, and Jefferies Return on Tangible Deployable Equity ("ROTDE"), the annual, two- and three-year results of which is used to determine vesting. TSR is based on annualized rate of return reflecting price appreciation plus reinvestment of dividends and distributions to shareholders. ROTDE is net income adjusted for amortization of intangible assets divided by tangible book value at the beginning of year adjusted for intangible assets and deferred tax assets.

In January 2017, the Compensation Committee of our Board of Directors approved an executive compensation plan for our Senior Executives in respect of 2017 (the "2017 Plan") that is based on performance metrics achieved over a three-year period from 2017 through 2019. This executive compensation plan is identical to the 2016 Plan, described above, where cash incentive bonuses were eliminated. 100% of each of our CEO and President's compensation beyond their base salaries is composed entirely of performance based RSUs that will vest at the end of 2019 if certain performance criteria are met. Any vested RSUs are subject to a post-vesting, three-year holding period such that no vested RSUs can be sold or transferred until the first quarter of 2023. Performance-vesting of the award is based equally on the compound annual growth rates of Jefferies TSR, which is measured from the December 30, 2016 stock price of $23.25, and Jefferies ROTDE, the annual, two- and three-year results of which are used to determine vesting.

If Jefferies TSR and ROTDE annual compound growth rates are less than 4%, our Senior Executives will not receive any incentive compensation. If Jefferies TSR and ROTDE grow between 4% and 8% on a compounded basis over the three-year measurement period, each of our Senior Executives will be eligible to receive between 846,882 and 1,693,766 RSUs related to the 2016 Plan and 537,634 and 1,075,268 RSUs related to the 2017 Plan. If TSR and ROTDE growth rates are greater than 8%, our Senior Executives are eligible to receive up to 50% additional incentive compensation on a pro rata basis up to 12% growth rates. When determining whether RSUs will vest, the calculation will be weighted equally between TSR and ROTDE. If TSR growth was below minimum thresholds, but ROTDE growth was above minimum thresholds, our Senior Executives would still be eligible to receive some number of vested RSUs based on ROTDE growth. The TSR award contains a market condition and compensation expense is recognized over the service period and will not be reversed if the market condition is not met. The ROTDE award contains a performance condition and compensation expense is recognized over the service period if it is determined that it is probable that the performance condition will be achieved.

The Compensation Committee of the Jefferies Board of Directors approved an executive compensation plan effective January 1, 2018 that extends Jefferies prior compensation plans for our Senior Executives for compensation years 2018, 2019 and 2020 (the "2018 Plan"). For each Senior Executive, the Compensation Committee has targeted long-term compensation of $25.0 million per year under the 2018 Plan with a target of $16.0 million in long-term equity in the form of RSUs and a target of $9.0 million in long-term cash, subject to performance targets over the three-year measurement period for each compensation year. To receive targeted long-term equity, our Senior Executives will have to achieve 8% growth on an annual and multi-year compounded basis in Jefferies TSR and to receive targeted long-term cash, our Senior Executives will have to achieve 8% growth on an annual and multi-year compounded basis in Jefferies ROTDE. If TSR and ROTDE are less than 5%, our Senior Executives will receive no long-term compensation. If TSR and ROTDE growth rates are greater than 8%, our Senior Executives are eligible to receive up to 50% additional incentive compensation on a pro rata basis up to 12% growth rates.

The following table details the activity in RSUs related to the senior executive compensation plan during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Target Number of Shares	Weighted- Average Grant Date Fair Value

Balance at January 1, 2016	—	$—
Grants	3,434	$9.68
Forfeited	—	$—
Balance at December 31, 2016	3,434	$9.68
Grants	2,221	$19.06
Forfeited	—	$—
Balance at December 31, 2017	5,655	$13.37
Grants	3,813	$26.16
Forfeited	—	$—
Balance at November 30, 2018	9,468	$18.52
During the eleven months ended November 30, 2018 and twelve months ended December 31, 2017, grants include approximately 189,000 and 70,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $19.80 and $21.04, respectively.
Directors' Plan
Upon completion of our combination with Jefferies Group, we also assumed the 1999 Directors' Stock Compensation Plan, as Amended and Restated July 25, 2013 (the "Directors' Plan"). Under the Directors' Plan, we issued each nonemployee director of Jefferies $150,000 of restricted stock or RSUs during the eleven months ended November 30, 2018 and $120,000 of restricted stock or RSUs during each of the twelve months ended December 31, 2017 and 2016. These grants are made on the date directors are elected or reelected at our annual shareholders' meeting. These shares vest over three years from the date of grant and are expensed over the requisite service period. At November 30, 2018, 343,364 common shares were issuable upon settlement of outstanding RSUs and 240,022 shares are available for future grants.

Other Compensation Plans
Other Stock-Based Plans.  Historically, Jefferies Group also sponsored an Employee Stock Purchase Plan and an Employee Stock Ownership Plan, both of which were assumed by us in connection with the Jefferies Group acquisition. Amounts related to these plans have not been significant.
Prior to the acquisition of Jefferies Group, we had a fixed stock option plan, which provided for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant. Options granted to employees under this plan were intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and became exercisable in five equal annual installments starting one year from date of grant. Options granted to non-employee directors became exercisable in four equal annual installments starting one year from date of grant. No stock appreciation rights have been granted. In March 2014, we ceased issuing options and rights under our option plan. No shares remain available for future grants under this plan.
At November 30, 2018 and December 31, 2017, 195,417 and 331,312, respectively, of our common shares were reserved for stock options.
A summary of activity with respect to our stock options during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016 is as follows (in thousands, except per share amounts):

	Common Shares Subject to Option	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2016	661	$24.97
Granted	—	$—
Exercised	—	$—		$—
Cancelled	(20)	$30.49
Balance at December 31, 2016	641	$24.80
Granted	—	$—
Exercised	(20)	$22.75		$65
Cancelled	(290)	$26.98
Balance at December 31, 2017	331	$23.03
Granted	—	$—
Exercised	(109)	$22.87		$136
Cancelled	(27)	$24.79
Balance at November 30, 2018	195	$22.87	0.1 years	$—
Exercisable at November 30, 2018	195	$22.87	0.1 years	$—
Restricted Cash Awards.  Jefferies Group provides compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At November 30, 2018, the remaining unamortized amount of these awards was $395.0 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of 2 years.
Stock-Based Compensation Expense
Compensation and benefits expense included $48.2 million, $48.4 million and $33.6 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $12.2 million, $17.3 million and $12.4 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. As of November 30, 2018, total unrecognized compensation cost related to nonvested share-based compensation plans was $117.6 million; this cost is expected to be recognized over a weighted-average period of 3 years.
The net tax detriment related to share-based compensation plans recognized in additional paid-in capital was $4.2 million during the twelve months ended December 31, 2016.
At November 30, 2018, there were 1,795,000 shares of restricted stock outstanding with future service required, 9,470,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plans), 10,309,000 RSUs outstanding with no future service required and 878,000 shares issuable under other plans. Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 20,657,000.
Note 18.  Accumulated Other Comprehensive Income
Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income, net of taxes is as follows (in thousands):

	November 30, 2018	December 31, 2017	December 31, 2016

Net unrealized gains on available for sale securities	$542,832	$572,085	$561,497
Net unrealized foreign exchange losses	(193,402)	(101,400)	(184,829)
Net unrealized losses on instrument specific credit risk	(5,728)	(34,432)	(6,494)
Net unrealized gains (losses) on cash flow hedges	470	(1,138)	—
Net minimum pension liability	(55,886)	(62,391)	(59,477)
	$288,286	$372,724	$310,697

For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, significant amounts reclassified out of accumulated other comprehensive income to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Net unrealized gains on available for sale securities, net of income tax provision of $37 and $124	$109	$212	Other income
Net unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(16) and $1,086	20,459	(5,310)	Other income and other expenses
Net unrealized gains on instrument specific credit risk, net of income tax provision of $311 and $0	916	—	Principal transactions revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(697) and $(811)	(2,044)	(1,748)	Selling, general and other expenses, which includes pension expense. See Note 19 for information on this component.
Other pension, net of income tax benefit of $0 and $(1,231)	(5,305)	1,231	Compensation and benefits expense and Income tax provision (benefit)
Total reclassifications for the period, net of tax	$14,135	$(5,615)

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, Jefferies Group acquired a defined benefit pension plan located in Germany (the "German Pension Plan") for the benefit of eligible employees of Jefferies Bache in that territory. On December 28, 2017, a Liquidation Insurance Contract was entered into between Jefferies Bache Limited and Generali Lebensversicherung AG ("Generali") to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018 and released Jefferies Group from any and all obligations under the German Pension Plan. This transaction was completed in the first quarter of 2018. In connection with the transfer of the German Pension Plan, $5.3 million was reclassified to Compensation and benefits expense in the Consolidated Statements of Operations from Accumulated other comprehensive income during the eleven months ended November 30, 2018.
Note 19.  Pension Plans and Postretirement Benefits
U.S. Pension Plans
Pursuant to the agreement to sell one of our former subsidiaries, WilTel Communications Group, LLC, ("WilTel") the responsibility for WilTel's defined benefit pension plan was retained by us. All benefits under this plan were frozen as of October 30, 2005. Prior to the acquisition of Jefferies Group, Jefferies Group sponsored a defined benefit pension plan covering certain employees; benefits under that plan were frozen as of December 31, 2005.
A summary of activity with respect to both plans is as follows (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$211,257	$205,405
Interest cost	6,783	8,119
Actuarial (gains) losses	(16,646)	6,644
Settlement payments	(3,133)	—
Benefits paid	(7,000)	(8,911)
Projected benefit obligation, end of year	$191,261	$211,257

Change in plan assets:
Fair value of plan assets, beginning of year	$150,806	$127,514
Actual return on plan assets	(7,676)	22,192
Employer contributions	8,890	12,417
Benefits paid	(7,000)	(8,911)
Settlement payments	(3,133)	—
Administrative expenses	(2,895)	(2,406)
Fair value of plan assets, end of year	$138,992	$150,806

Funded status at end of year	$(52,269)	$(60,451)
As of November 30, 2018 and December 31, 2017, $49.7 million and $51.3 million, respectively, of the net amount recognized in the Consolidated Statements of Financial Condition was reflected as a charge to Accumulated other comprehensive income (substantially all of which were cumulative losses) and $52.3 million and $60.5 million, respectively, was reflected as accrued pension cost.

The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) excluding taxes (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Components of net periodic pension cost:
Interest cost	$6,783	$8,119	$8,464
Expected return on plan assets	(7,217)	(7,689)	(7,589)
Settlement charge	365	—	—
Actuarial losses	2,376	2,207	1,908
Net periodic pension cost	$2,307	$2,637	$2,783

Amounts recognized in other comprehensive income (loss):
Net (gains) losses arising during the period	$1,141	$(5,453)	$6,811
Settlement charge	(365)	—	—
Amortization of net loss	(2,376)	(2,207)	(1,908)
Total recognized in other comprehensive income (loss)	$(1,600)	$(7,660)	$4,903

Net amount recognized in net periodic benefit cost and other comprehensive income (loss)	$707	$(5,023)	$7,686
The amounts in Accumulated other comprehensive income at November 30, 2018 and December 31, 2017 have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the twelve months ended November 30, 2019 is $1.9 million.
We expect to pay $7.5 million of employer contributions during the twelve months ended November 30, 2019.
The assumptions used are as follows:

	November 30, 2018	December 31, 2017
WilTel Plan
Discount rate used to determine benefit obligation	4.35%	3.51%
Weighted-average assumptions used to determine net pension cost:
Discount rate	3.51%	3.85%
Expected long-term return on plan assets	7.00%	7.00%

Jefferies Group Plan
Discount rate used to determine benefit obligation	4.30%	3.60%
Weighted-average assumptions used to determine net pension cost:
Discount rate	3.60%	3.90%
Expected long-term return on plan assets	6.25%	6.25%

The following pension benefit payments are expected to be paid (in thousands):

2019	$9,689
2020	9,267
2021	9,491
2022	10,017
2023	13,292
2024 – 2028	66,801
U.S. Plan Assets
The information below on the plan assets for the WilTel plan and the Jefferies Group plan is presented separately for the plans as the investments are managed independently. Cash equivalents are valued at cost, which approximates fair value and are categorized in Level 1 of the fair value hierarchy. The estimated fair values for securities measured using Level 1 inputs are determined using publicly quoted market prices in active markets for identical assets. Certain fixed income securities are measured using Level 2 inputs. Although these securities trade in brokered markets, the market for certain securities is sometimes inactive. Valuation inputs include benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. Neither plan had any assets classified within Level 3 of the fair value hierarchy.
WilTel Plan Assets.  At November 30, 2018 and December 31, 2017, the WilTel plan assets at fair value consisted of the following (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2
November 30, 2018
Cash and cash equivalents	$802	$802	$—
Growth Portfolio	18,656	—	18,656
Liability-Driven Investing Portfolio	71,359	—	71,359
Total	$90,817	$802	$90,015

December 31, 2017
Cash and cash equivalents	$539	$539	$—
Growth Portfolio	65,625	—	65,625
Liability-Driven Investing Portfolio	31,693	—	31,693
Total	$97,857	$539	$97,318
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

To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.25% current expected inflation, 1.0% to 1.5% real rate of return for long duration risk free investments and an additional 1.0% to 1.5% return premium for corporate credit risk. For U.S. and international equity, we assume an equity risk premium over risk-free assets equal to 4.0%. We then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 7.0% expected long-term rate of return assumption for 2018.
Jefferies Group Plan Assets.
In May 2017, Jefferies Group entered into an agreement with an external investment manager to invest and manage the plan's assets under a strategy using a combination of two portfolios. The investment manager allocates the plan's assets between a growth portfolio and a liability-driven portfolio according to certain target allocations and tolerance bands that are agreed to by Jefferies Group Administrative Committee of the U.S. Pension Plan. Such target allocations will take into consideration the plan's funded ratio. The manager will also monitor the strategy and, as the plan's funded ratio changes over time, will rebalance the strategy, if necessary, to be within the agreed tolerance bands and target allocations. The portfolios are comprised of certain common collective investment trusts that are established and maintained by the investment manager. The common collective trusts are valued at their NAV as a practical expedient for fair value.
German Pension Plan
Jefferies Group maintained the German Pension Plan in connection with its Futures business. On December 28, 2017, a Liquidation Insurance Contract was entered into with Generali to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018, and released Jefferies Group from any and all obligations under the German Pension Plan. In addition, on December 28, 2017, Jefferies Group received $3.25 million as consideration relating to the German Pension Plan in connection with releasing the prior plan sponsor from any indemnities. Accumulated other comprehensive income for the eleven months ended November 30, 2018 included $5.3 million related to the transfer of the German Pension Plan.
Other
We have defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $8.0 million, $7.6 million and $8.4 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively.

Note 20. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues for the eleven months ended November 30, 2018 (in thousands):

Revenues from contracts with customers:
Commissions and other fees	$634,271
Investment banking	1,904,870
Manufacturing revenues	357,427
Other	223,074
Total revenues from contracts with customers	3,119,642

Other sources of revenue:
Principal transactions	232,224
Interest income	1,294,325
Other	363,537
Total revenues from other sources	1,890,086

Total revenues	$5,009,728
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
Jefferies Group earns account advisory and distribution fees in connection with wealth management services. Account advisory fees are recognized over time using the time-elapsed method as Jefferies Group determined that the customer simultaneously receives and consumes the benefits of investment advisory services as they are provided. Account advisory fees may be paid in advance of a specified service period or in arrears at the end of the specified service period (e.g., quarterly). Account advisory fees paid in advance are initially deferred within Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. Distribution fees are variable and recognized when the uncertainties with respect to the amounts are resolved.
Investment Banking. Jefferies Group provides its clients with a full range of capital markets and financial advisory services. Capital markets services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings and equity-linked convertible securities transactions and structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal bonds and mortgage- and asset-backed securities. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the capital markets offering at that point. Costs associated with capital markets transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within Selling, general and other expenses in the Consolidated Statements of Operations as Jefferies Group is acting as a principal in the arrangement. Any expenses reimbursed by its clients are recognized as Investment banking revenues.
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
Asset Management Fees. Jefferies Group and LAM earn management and performance fees, recorded in Other revenues, in connection with investment advisory services provided to various funds and accounts, which are satisfied over time and measured using a time elapsed measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract. Management and performance fees are considered variable as they are subject to fluctuation (e.g., changes in assets under management, market performance) and/ or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon notional amount and are included in the transaction price at the end of each month when the assets under management or notional amount is known. Performance fees are received when the return on assets under management for a specified performance period exceed certain benchmark returns, "high-water marks" or other performance targets. The performance period related to performance fees is annual or semi-annual. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.
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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the eleven months ended November 30, 2018 (in thousands):

	Reportable Segments
	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total
Major Business Activity:
Jefferies Group:
Equities (1)	$649,631	$—	$—	$(919)	$648,712
Fixed Income (1)	13,839	—	—	—	13,839
Investment Banking	1,910,203	—	—	(5,333)	1,904,870
Asset Management	21,214	—	—	—	21,214
Manufacturing revenues	—	357,427	—	—	357,427
Oil and gas revenues	—	136,109	—	—	136,109
Other revenues	—	37,471	—	—	37,471
Total revenues from contracts with customers	$2,594,887	$531,007	$—	$(6,252)	$3,119,642

Primary Geographic Region:
Americas	$2,207,826	$529,471	$—	$(6,252)	$2,731,045
Europe, Middle East and Africa	304,370	1,264	—	—	305,634
Asia	82,691	272	—	—	82,963
Total revenues from contracts with customers	$2,594,887	$531,007	$—	$(6,252)	$3,119,642

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at November 30, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at November 30, 2018.
During the eleven months ended November 30, 2018, Jefferies Group recognized $26.6 million of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, Jefferies Group recognized $18.1 million of revenues primarily associated with distribution services during the eleven months ended November 30, 2018, a portion of which relates to prior periods.

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
We had receivables related to revenues from contracts with customers of $250.6 million and $469.3 million at November 30, 2018 and December 31, 2017, respectively. As further discussed in Notes 1 and 28, on June 5, 2018, we sold 48% of National Beef to Marfrig. Upon closing of the transaction with Marfrig, we deconsolidated our investment in National Beef, including its receivables related to revenues from contracts with customers. Receivables related to revenues from contracts with customers at December 31, 2017 included $183.4 million related to National Beef.
We had no significant impairments related to these receivables during the eleven months ended November 30, 2018.
Our deferred revenue, which primarily relates to Jefferies Group, was $14.2 million and $15.5 million at November 30, 2018 and December 31, 2017, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the eleven months ended November 30, 2018, we recognized $10.6 million of deferred revenue from the balance at December 31, 2017.
Contract Costs
Jefferies Group capitalizes costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At November 30, 2018, Jefferies Group's capitalized costs to fulfill a contract were $4.7 million, which are recorded in Receivables in the Consolidated Statement of Financial Condition. For the eleven months ended November 30, 2018, Jefferies Group recognized $2.3 million of expenses related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the eleven months ended November 30, 2018. At November 30, 2018, capitalized costs related to our other subsidiaries were not material.
Note 21.  Income Taxes
The provision for income taxes for continuing operations are as follows (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Current taxes:
U.S. Federal	$10,000	$(1,060)	$(1,314)
U.S. state and local	37,439	33,132	8,035
Foreign	11,077	14,597	(4,638)
Total current	58,516	46,669	2,083

Deferred taxes:
U.S. Federal	39,448	586,014	20,517
U.S. state and local	(73,013)	1,452	1,118
Foreign	(5,943)	8,151	2,055
Total deferred	(39,508)	595,617	23,690

Total income tax provision	$19,008	$642,286	$25,773

The following table presents the U.S. and non-U.S. components of income from continuing operations before income taxes (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

U.S.	$284,177	$535,955	$7,960
Non-U.S. (1)	11,923	70,547	(20,552)
Income from continuing operations before income taxes	$296,100	$606,502	$(12,592)

(1)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act which reduced the U.S. federal corporate tax rate from 35% to 21%, as well as other changes. Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rates of 21% for the eleven months ended November 30, 2018 and 35% for the twelve months ended December 31, 2017 and 2016 to income from continuing operations before income taxes as a result of the following (dollars in thousands):

	Eleven Months Ended November 30, 2018		Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent

Computed expected federal income tax	$62,181	21.0%	$212,276	35.0%	$(4,407)	35.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	12,391	4.2	14,115	2.3	(4,060)	32.2
International operations (including foreign rate differential)	1,823	0.6	(11,577)	(1.9)	(3,155)	25.1
Increase (decrease) in valuation allowance	(48,058)	(16.2)	—	—	2,825	(22.4)
Permanent differences	12,331	4.2	4,933	0.8	4,315	(34.3)
Foreign tax credits	(9,046)	(3.1)	(32,974)	(5.4)	—	—
Excess stock detriment	—	—	161	—	24,907	(197.8)
Deferred tax asset remeasurement related to the Tax Act	5,673	1.9	415,000	68.4	—	—
Transition tax on foreign earnings related to the Tax Act	2,590	0.9	35,500	5.9	—	—
Base erosion and anti-abuse tax (BEAT)	10,000	3.4	—	—	—	—
Change in unrecognized tax benefits related to prior years	(19,783)	(6.7)	1,553	0.3	(7,064)	56.1
Other, net	(11,094)	(3.8)	3,299	0.5	12,412	(98.6)
Actual income tax provision	$19,008	6.4%	$642,286	105.9%	$25,773	(204.7)%

The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Balance at beginning of period	$169,020	$148,848	$150,867
Increases based on tax positions related to the current period	48,083	18,619	5,045
Increases based on tax positions related to prior periods	17,521	10,358	3,697
Decreases based on tax positions related to prior periods	(36,324)	(8,805)	(9,414)
Decreases related to settlements with taxing authorities	(980)	—	(1,347)
Balance at end of period	$197,320	$169,020	$148,848

Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. Net interest expense (benefit) related to unrecognized tax benefits was $(3.1) million, $9.7 million and $8.6 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. At November 30, 2018 and December 31, 2017, we had interest accrued of approximately $54.1 million and $57.4 million, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2014. We settled our 2013 Internal Revenue Service examination with the settlement having an immaterial impact on our effective tax rate. We are currently under examination by various major tax jurisdictions. Prior to becoming a wholly-owned subsidiary, Jefferies Group filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions and Jefferies Group is also currently under examination by various major tax jurisdictions. We do not expect that resolution of these examinations will have a significant effect on our Consolidated Statements of Financial Condition, but could have a significant impact on the Consolidated Statements of Operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which could have the effect of reducing the balance of unrecognized tax benefits by $8.2 million.

The principal components of deferred taxes are as follows (in thousands):

	November 30, 2018	December 31, 2017
Deferred tax asset:
Net operating loss carryover	$282,650	$599,839
Compensation and benefits	269,788	213,340
Tax credits	66,272	93,026
Securities valuation reserves	76,931	3,012
Other	156,751	130,735
	852,392	1,039,952
Valuation allowance	(38,512)	(93,758)
	813,880	946,194
Deferred tax liability:
Amortization of intangible assets	(69,970)	(71,583)
Investment in associated companies	(171,006)	(83,114)
Transition tax	—	(35,165)
Other	(60,115)	(12,521)
	(301,091)	(202,383)
Net deferred tax asset	$512,789	$743,811

The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $512.8 million at November 30, 2018 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

As of November 30, 2018, we have consolidated U.S. federal net operating loss carryovers ("NOLs") of $1.1 billion that may be used to offset future taxable income, and these NOLs begin to expire in 2025. We have various state NOLs that expire at different times, which are reflected in the above table to the extent our estimate of future taxable income will be apportioned to those states. A deferred tax asset of $9.2 million related to net operating losses in Europe has been fully offset by a valuation allowance, while $0.3 million of deferred tax assets related to net operating losses in Asia has been fully offset by a valuation allowance. Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, our certificate of incorporation includes a charter restriction that prohibits transfers of our common stock under certain circumstances.

The Tax Act makes broad and complex changes to the U.S. tax code that will impact many areas of taxation, including, but not limited to: (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) the introduction of the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income ("GILTI"); (6) a new limitation on deductible interest expense; (7) limitations on the deductibility of certain executive compensation; (8) limitations on the use of foreign tax credits to reduce U.S. income tax liability; (9) limitations on net operating losses generated after December 31, 2017 to 80% of taxable income; (10) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; and (11) bonus depreciation that will allow for full expensing of qualified property.

As a result of planning related to the Tax Act, during fiscal 2018, several of our foreign subsidiaries have made tax elections to be treated as branches of the U.S. for federal income tax purposes (commonly referred to as "check-the-box" elections) effective during various times during 2018. We believe that, as a result of these foreign subsidiaries being treated as branches of the U.S. for federal income tax purposes, rather than as controlled foreign corporations, we will reduce the future tax impact of the BEAT and GILTI provisions, which are effective starting in fiscal 2018 and fiscal 2019, respectively. We have recorded a provision of $10.0 million for BEAT in the current year.

Under the provisions of the Tax Act, we have paid U.S. federal income tax on all of the historic earnings and profits of our non-U.S. subsidiaries, and by making the above-mentioned check-the-box elections to treat several of our foreign entities as branches of the U.S. for federal income tax purposes, we no longer have any basis differences in these subsidiaries. Consequently, at November 30, 2018, we have no significant basis differences for which the recording of a U.S. deferred tax liability is required. We intend to continue to indefinitely reinvest in certain non-U.S. entities and therefore have not provided U.S. federal income tax on other basis differences. Determination of the amount of unrecognized deferred tax liability, if any, related to these basis differences is not practicable.

Regarding the new GILTI tax rules, which will become applicable in fiscal 2019, we are required to make an accounting policy election to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in our current measurement of deferred taxes. We will make an accounting policy election during the first quarter of fiscal 2019.

Also, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740"). While the initial estimated impact of the Tax Act was calculated using all available information, we anticipate modifications based on the procedures set forth under SAB 118. This process is applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which the accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where the accounting is not complete, but a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, taxes are reflected in accordance with the law prior to the enactment of the Tax Act.

Due to the complex nature of the Tax Act and the unavailability of certain information, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in our consolidated financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to refinement of our calculations based on updated information, changes in the interpretations and assumptions, guidance that may be issued and actions we may take in response to the Tax Act. The provisional accounting impact may change until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019, as permitted by ASU 2018-05.

We consider the accounting for the deferred tax asset remeasurements, the transition tax and other items to be incomplete. We recorded a discrete tax expense of $450.5 million as a provisional estimate of the impact of the Tax Act during the twelve months ended December 31, 2017. This provisional estimate primarily consisted of a $415.0 million expense related to the revaluation of our deferred tax asset and a $35.5 million expense related to the deemed repatriation of foreign earnings. During the eleven months ended November 30, 2018, we adjusted the provisional estimate by approximately $8.3 million such that the total amount to date is $458.8 million. This consists of a $420.7 million expense related to the revaluation of our deferred tax asset and a $38.1 million expense related to the deemed repatriation of foreign earnings.

Note 22.  Other Results of Operations Information
Other revenue consists of the following (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Asset management fees	$28,144	$28,831	$29,492
Dividend income	5,416	(452)	3,856
Income from associated companies classified as other revenues	73,975	75,889	17,184
Revenues of oil and gas production and development businesses	127,090	61,541	49,890
Net realized securities gains (losses)	(939)	23,028	29,542
Gain on sale of Garcadia	221,712	—	—
Gain on sale of Conwed	—	178,236	—
Other	131,213	81,478	38,801
	$586,611	$448,551	$168,765

In the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family, for $417.2 million in cash. The pre-tax gain recognized as a result of this transaction, $221.7 million for the eleven months ended November 30, 2018, is classified as Other revenue.

In January 2017, we sold 100% of Conwed Plastics ("Conwed") to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed's subsidiary, Filtrexx International, exceed certain performance thresholds. A pre-tax gain of $178.2 million (net of working capital adjustments) was recognized during the twelve months ended December 31, 2017.
Taxes, other than income or payroll included in Income (loss) from continuing operations, amounted to $39.9 million, $32.7 million and $29.3 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively.
Proceeds from sales of investments classified as available for sale were $1.6 billion, $0.4 billion and $0.5 billion during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. Gross gains and gross losses were not material during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016.

Note 23.  Common Shares and Earnings Per Common Share
Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$1,022,318	$167,351	$125,938
Allocation of earnings to participating securities (1)	(5,107)	(610)	(574)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	1,017,211	166,741	125,364
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	28	(14)	(19)
Mandatorily redeemable convertible preferred share dividends	—	—	—
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$1,017,239	$166,727	$125,345

Denominator for earnings per share:
Weighted average common shares outstanding	337,817	358,482	361,151
Weighted average shares of restricted stock outstanding with future service required	(1,707)	(1,349)	(1,645)
Weighted average RSUs outstanding with no future service required	11,151	11,064	11,705
Denominator for basic earnings per share – weighted average shares	347,261	368,197	371,211
Stock options	7	24	—
Senior executive compensation plan awards	4,007	2,480	307
Mandatorily redeemable convertible preferred shares	—	—	—
Denominator for diluted earnings per share	351,275	370,701	371,518

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted-average shares of 1,724,800, 1,401,000 and 1,986,800 for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. Dividends declared on participating securities were not material during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. All of these convertible debentures were redeemed in January 2018. For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, 4,162,200 shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.
The Board of Directors from time to time has authorized the repurchase of our common shares. In April 2018, the Board of Directors approved an increase to our share repurchase program to 25,000,000 common shares from the 12,500,000 remaining under its prior authorization. In July 2018, the Board of Directors approved an increase to our share repurchase program by an additional 25,000,000 common shares. During the eleven months ended November 30, 2018, we purchased a total of 50,000,000 of our common shares under these authorizations. As of November 30, 2018, no common shares remained authorized for repurchase. In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization.

Note 24.  Commitments, Contingencies and Guarantees
Commitments
We and our subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to twenty-one years. Rental expense (net of sublease rental income) included in Income (loss) from continuing operations was $55.7 million, $60.2 million and $61.6 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at November 30, 2018 are as follows (in thousands):

2019	$73,060
2020	63,982
2021	65,456
2022	63,840
2023	60,064
Thereafter	432,880
759,282
Less: sublease income	(26,415)
$732,867

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Maximum Payout

Equity commitments (1)	$322.4	$21.8	$1.3	$—	$10.5	$356.0
Loan commitments (1)	250.0	7.5	54.0	3.5	—	315.0
Underwriting commitments	377.5	—	—	—	—	377.5
Forward starting reverse repos (2)	4,262.7	—	—	—	—	4,262.7
Forward starting repos (2)	2,931.8	—	—	—	—	2,931.8
Other unfunded commitments (1)	194.8	—	69.4	4.9	—	269.1
	$8,339.2	$29.3	$124.7	$8.4	$10.5	$8,512.1

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At November 30, 2018, $4,232.8 million within forward starting securities purchased under agreements to resell and all of the securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, which consists of a team led by our President and a Director. As of November 30, 2018, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $18.1 million.
See Note 11 for additional information regarding Jefferies Group's investment in Jefferies Finance.
Additionally, as of November 30, 2018, we have other equity commitments to invest up to $282.6 million in various other investments, which include $250.0 million as part of the further development of our alternative asset management platforms.
Loan Commitments. From time to time Jefferies Group makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2018, Jefferies Group had $57.5 million of outstanding loan commitments to clients.

Loan commitments outstanding at November 30, 2018, also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. At November 30, 2018, none of Jefferies $250.0 million commitment was funded.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of November 30, 2018 (in millions):

	Expected Maturity Date
Guarantee Type	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$12,024.2	$2,372.3	$2,976.1	$281.1	$330.3	$17,984.0
Written derivative contracts – credit related	—	32.4	—	112.8	—	145.2
Total derivative contracts	$12,024.2	$2,404.7	$2,976.1	$393.9	$330.3	$18,129.2
The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). Jefferies Group substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and Jefferies Group manages the risk associated with these contracts in the context of its overall risk management framework. Jefferies Group believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $277.5 million at November 30, 2018.
Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At November 30, 2018, the aggregate amount of commercial paper outstanding was $1.47 billion.

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
Standby Letters of Credit.  At November 30, 2018, Jefferies Group provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $52.6 million. Standby letters of credit commit Jefferies Group to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $1.6 million at November 30, 2018. Primarily all letters of credit expire within one year.
Note 25.  Net Capital Requirements
Jefferies LLC operates as a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC's net capital and excess net capital as of November 30, 2018 were $1,739.4 million and $1,636.0 million, respectively.

FINRA is the designated examining authority for Jefferies Group's U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries of Jefferies Group are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited, which is authorized and regulated by the Financial Conduct Authority in the United Kingdom.
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

Note 26.  Other Fair Value Information
The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	November 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other Assets:
Notes and loans receivable (1)	$680,015	$676,152	$579,071	$565,285

Financial Liabilities:
Short-term borrowings (2)	387,492	387,492	412,891	412,891
Long-term debt (3)	6,931,393	6,826,503	7,278,827	7,678,210

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

Note 27.  Related Party Transactions
Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in our Consolidated Statements of Financial Condition at November 30, 2018 and December 31, 2017 are Jefferies Group's equity investments in Private Equity Related Funds of $35.5 million and $23.7 million, respectively. Net gains (losses) aggregating $11.8 million, $(11.7) million and $(2.3) million were recorded in Other revenues related to the Private Equity Related Funds for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 10 and 24.
Berkadia.  At November 30, 2018 and December 31, 2017, Jefferies Group has commitments to purchase $723.8 million and $864.1 million, respectively, in agency commercial mortgage-backed securities from Berkadia.
HRG. Jefferies Group recognized investment banking revenues of $3.0 million for the eleven months ended November 30, 2018 in connection with the merger of HRG into Spectrum Brands.

FXCM. Jefferies Group entered into OTC foreign exchange contracts with FXCM. In connection with these contracts, Jefferies Group had $9.9 million and $17.0 million at November 30, 2018 and December 31, 2017, respectively, included in Payables, expense accruals and other liabilities in our Consolidated Statements of Financial Condition.
Officers, Directors and Employees.  We have $49.3 million and $45.6 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at November 30, 2018 and December 31, 2017, respectively. Receivables from and payables to customers include balances arising from officers, directors and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
See Note 11 for information on transactions with Jefferies Finance.

Note 28.  Discontinued Operations
On June 5, 2018, we sold 48% of National Beef to Marfrig for $907.7 million in cash, reducing our ownership in National Beef to 31%. Marfrig also acquired an additional 3% of National Beef from other equity owners and now owns 51% of National Beef. We have the right to designate two board members and have a series of other rights in respect of our continuing equity interest, with a lockup period of five years and thereafter fair market value liquidity protections. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining interest under the equity method of accounting.

The sale of National Beef meets the accounting criteria to be classified as a discontinued operation as the sale represents a strategic shift that has a major effect in our operations and financial results. As such, we have classified the results of National Beef prior to June 5, 2018 as a discontinued operation and reported those results in Income from discontinued operations, net of income tax provision in the Consolidated Statements of Operations.
A summary of the results of discontinued operations for National Beef is as follows (in thousands):

	Period Ended June 4, 2018 (1)	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Revenues:
Beef processing services	$3,137,611	$7,353,663	$7,021,902
Interest income	131	339	166
Other	4,329	4,946	5,175
Total revenues	3,142,071	7,358,948	7,027,243

Expenses:
Compensation and benefits	17,414	39,884	39,271
Cost of sales	2,884,983	6,764,055	6,513,768
Interest expense	4,316	6,657	12,946
Depreciation and amortization	43,959	98,515	94,482
Selling, general and other expenses	14,291	42,525	37,754
Total expenses	2,964,963	6,951,636	6,698,221

Income from discontinued operations before income taxes	177,108	407,312	329,022
Income tax provision	47,045	118,681	96,336
Income from discontinued operations, net of income tax provision	$130,063	$288,631	$232,686
(1) The operations of National Beef from January 1, 2018 through June 4, 2018, are included in discontinued operations for our eleven months ended November 30, 2018.

Net income attributable to the redeemable noncontrolling interests in the Consolidated Statements of Operations includes $37.1 million, $85.3 million and $68.8 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively, related to National Beef's noncontrolling interests. Pre-tax income from discontinued operations attributable to Jefferies Financial Group Inc. common shareholders was $140.0 million, $322.0 million and $260.2 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively.

As discussed above, we account for our retained 31% ownership of National Beef subsequent to the sale to Marfrig under the equity method. From June 5, 2018 through November 30, 2018, we recorded $110.0 million in Income (loss) related to associated companies from our 31% ownership in National Beef and we received distributions from National Beef of $48.7 million. The pre-tax income of 100% National Beef from June 5, 2018 through November 30, 2018 was $367.2 million.

During the eleven months ended November 30, 2018, we also recorded a pre-tax gain on the National Beef transaction of $873.5 million ($643.9 million after-tax) which is reported in Gain on disposal of discontinued operations, net of income tax provision in the Consolidated Statements of Operations. Included in the $873.5 million pre-tax gain on the sale of National Beef was approximately $352.4 million related to the remeasurement of our retained 31% interest in National Beef to fair value. The $592.3 million fair value of our retained 31% interest in National Beef was based on the implied equity value of 100% of National Beef from the transaction with Marfrig and is considered a Level 3 input. The transaction with Marfrig was based on a $1.9 billion equity valuation and a $2.3 billion enterprise valuation.

Note 29.  Segment Information
We are a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. Prior to 2018, we had three reportable segments consisting of Jefferies Group, National Beef and Corporate.
In 2018, we made a number of strategic changes including the sale of 48% of National Beef and 100% of our interest in Garcadia. During the fourth quarter of 2018, we transferred to Jefferies Group our 50% interest in Berkadia and our LAM seed investments, thereby amalgamating our primary financial services operating businesses into one platform. Culminating with the fourth quarter reorganization, we began managing our business across three reportable operating segments consisting of Jefferies Group, Merchant Banking and Corporate. In connection with this change, we have reclassified the prior periods to conform to our current presentation.
Jefferies Group is the largest independent U.S. headquartered global full-service integrated investment banking and securities firm.
Merchant Banking consists of our various merchant banking businesses and investments, including National Beef, Spectrum Brands, Linkem, Vitesse Energy Finance and JETX Energy, WeWork, HomeFed, Idaho Timber, FXCM, Foursight Capital and Golden Queen. Our Merchant Banking businesses and investments also include LAM and Berkadia, prior to their transfer to Jefferies Group in the fourth quarter of 2018, and Garcadia, prior to its sale in August 2018.
Corporate assets primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies Group's deferred tax asset), cash and cash equivalents. Corporate revenues primarily include interest income. We do not allocate Corporate revenues or overhead expenses to the operating units.
As discussed further in Notes 1 and 28, on June 5, 2018, we sold 48% of National Beef to Marfrig and deconsolidated our investment in National Beef. Results prior to June 5, 2018 are classified in discontinued operations and are not included in the table below. Our retained 31% interest in National Beef is accounted for under the equity method and results subsequent to the June 5, 2018 closing are included in Merchant Banking in the table below.

Certain information concerning our segments is presented in the following table. Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired. As discussed above, Jefferies Group is reflected in our consolidated financial statements utilizing a one month lag for the twelve months ended December 31, 2017 and 2016.

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
		(In thousands)
Net revenues:
Reportable Segments:
Jefferies Group (1)	$3,183,376	$3,198,109	$2,414,614
Merchant Banking (1) (2)	571,831	876,180	621,804
Corporate	22,300	6,306	2,689
Total net revenues related to reportable segments	3,777,507	4,080,595	3,039,107
Consolidation adjustments	(13,473)	(3,150)	(3,733)
Total consolidated net revenues	$3,764,034	$4,077,445	$3,035,374

Income (loss) from continuing operations before income taxes:
Reportable Segments:
Jefferies Group (1)	$409,667	$504,924	$29,972
Merchant Banking (1) (2)	10,488	228,373	85,188
Corporate	(66,140)	(78,802)	(72,344)
Income from continuing operations before income taxes related to reportable segments	354,015	654,495	42,816
Parent Company interest	(54,090)	(58,943)	(58,881)
Consolidation adjustments	(3,825)	10,950	3,473
Total consolidated income (loss) from continuing operations before income taxes	$296,100	$606,502	$(12,592)

Depreciation and amortization expenses:
Reportable Segments:
Jefferies Group (1)	$68,296	$62,668	$60,206
Merchant Banking (1)	48,852	44,257	53,286
Corporate	3,169	3,470	3,619
Total consolidated depreciation and amortization expenses	$120,317	$110,395	$117,111

	November 30, 2018	December 31, 2017	December 31, 2016
Identifiable assets employed:
Reportable Segments:
Jefferies Group (1) (3)	$41,224,984	$39,575,732	$36,992,096
Merchant Banking (1)	4,190,484	4,903,530	5,120,337
National Beef	—	1,460,539	1,498,317
Corporate	1,838,037	1,299,628	1,543,238
Identifiable assets employed related to reportable segments	47,253,505	47,239,429	45,153,988
Consolidation adjustments	(122,410)	(70,321)	(82,681)
Total consolidated assets	$47,131,095	$47,169,108	$45,071,307

(1)
Amounts related to LAM and Berkadia are included in Merchant Banking prior to their transfer to Jefferies Group in the fourth quarter of 2018. Revenues related to the net assets transferred were $6.7 million, $49.6 million and $26.5 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. Income from continuing operations before income taxes related to the net assets transferred were $47.7 million, $118.4 million and $109.4 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, respectively. Identifiable assets employed related to the net assets transferred were $662.2 million and $238.1 million at December 31, 2017 and 2016, respectively.

(2)
Merchant Banking Net revenues and Income (loss) from continuing operations before income taxes include realized and unrealized gains (losses) relating to our investment in FXCM of $18.6 million and $(64.6) million, respectively, for the eleven months ended November 30, 2018; $23.2 million and $(154.5) million, respectively, for the twelve months ended December 31, 2017; and $(54.6) million and $(52.7) million , respectively, for the twelve months ended December 31, 2016.

(3)	At November 30, 2018 and December 31, 2017 and 2016, includes $243.2 million, $213.0 million and $337.6 million, respectively, of Jefferies Group's deferred tax asset, net.

Net revenues for Jefferies Group are recorded in the geographic region in which the position was risk-managed, in the case of investment banking, in which the senior coverage banker is located, or for asset management, according to the location of the investment adviser. Net revenues by geographic region for Jefferies Group were as follows (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Americas (1)	$2,652,917	$2,602,741	$1,870,355
Europe (2)	434,895	489,583	458,046
Asia	95,564	105,785	86,213
	$3,183,376	$3,198,109	$2,414,614

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.
Consolidated Net revenues exclusive of Jefferies Group principally relate to the U.S. for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016.
Interest expense classified as a component of Net revenues relates to Jefferies Group. For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($54.1 million, $58.9 million and $58.9 million, respectively) and Merchant Banking ($35.2 million, $42.3 million and $36.9 million, respectively).
As discussed above, during the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family and recognized a pre-tax gain of $221.7 million for the eleven months ended November 30, 2018 in Other revenues. The gain on the sale is included within Merchant Banking above.

Conwed was our consolidated subsidiary that manufactured and marketed lightweight plastic netting. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments in 2019, 2020 and 2021 totaling up to $40 million in cash to the extent the results of Conwed's subsidiary, Filtrexx International, exceed certain performance thresholds. We recognized a $178.2 million pre-tax gain on the sale of Conwed in Other revenues primarily during the twelve months ended December 31, 2017. The gain on the sale of Conwed is included within Merchant Banking above.

Note 30.  Selected Quarterly Financial Data (Unaudited)

	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
	(In thousands, except per share amounts)
2018
Net revenues	$895,435	$911,159	$1,150,846	$806,594
Income (loss) from continuing operations	86,192	27,917	182,301	(19,318)
Income from discontinued operations, net of taxes	52,957	77,106	—	—
Gain on disposal of discontinued operations, net of taxes	—	643,921	—	—
Net (income) loss attributable to the noncontrolling interest	1,344	(136)	12,000	(233)
Net (income) loss attributable to the redeemable noncontrolling interests	(14,796)	(22,108)	(390)	31
Preferred stock dividends	(1,172)	(1,171)	(1,276)	(851)
Net income (loss) attributable to Jefferies Financial Group Inc. common shareholders	124,525	725,529	192,635	(20,371)

Basic earnings (loss) per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$0.23	$0.08	$0.56	$(0.06)
Income from discontinued operations	0.11	0.15	—	—
Gain on disposal of discontinued operations	—	1.82	—	—
Net income (loss)	$0.34	$2.05	$0.56	$(0.06)
Number of shares used in calculation	366,427	352,049	341,434	329,101

Diluted earnings (loss) per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$0.23	$0.08	$0.55	$(0.06)
Income from discontinued operations	0.11	0.15	—	—
Gain on disposal of discontinued operations	—	1.80	—	—
Net income (loss)	$0.34	$2.03	$0.55	$(0.06)
Number of shares used in calculation	373,461	356,075	350,307	329,101

2017
Net revenues	$1,306,526	$856,861	$857,223	$1,056,835
Income (loss) from continuing operations	249,751	20,072	15,778	(321,385)
Income from discontinued operations, net of taxes	44,172	53,990	120,989	69,480
Net (income) loss attributable to the noncontrolling interest	523	1,446	(28)	1,514
Net income attributable to the redeemable noncontrolling interests	(12,022)	(16,300)	(36,216)	(20,038)
Preferred stock dividends	(1,016)	(1,015)	(1,172)	(1,172)
Net income (loss) attributable to Jefferies Financial Group Inc. common shareholders	281,408	58,193	99,351	(271,601)

Basic earnings (loss) per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$0.67	$0.06	$0.04	$(0.88)
Income from discontinued operations	0.09	0.10	0.23	0.14
Net income (loss)	$0.76	$0.16	$0.27	$(0.74)
Number of shares used in calculation	369,267	369,212	367,828	366,000

Diluted earnings (loss) per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$0.66	$0.06	$0.04	$(0.88)
Income from discontinued operations	0.09	0.10	0.23	0.14
Net income (loss)	$0.75	$0.16	$0.27	$(0.74)
Number of shares used in calculation	375,721	371,552	370,198	366,000
(1) The first quarter of 2018 includes losses of $21.4 million from a decrease in the fair value of our investment in HRG.

The first quarter of 2017 includes a pre-tax gain of $179.9 million related to the sale of Conwed, revenue of $175.2 million related to the increase in the fair value of our investment in HRG and a pre-tax charge of $130.2 million related to an impairment of our equity investment in FXCM.

(2) The second quarter of 2018 includes the after-tax gain on disposal of discontinued operations of $643.9 million from the National Beef transaction and losses of $158.4 million from a decrease in the fair value of our investment in HRG.

The second quarter of 2017 includes losses of $75.0 million from a decrease in the fair value of our investment in HRG and revenue of $95.8 million from an increase in the fair value of Jefferies Group's investment in KCG.

(3) The third quarter of 2018 includes a $221.7 million pre-tax gain on the sale of our Garcadia interests and $58.9 million of income related to our remaining interest in National Beef. These increases were partially offset by a $47.9 million impairment loss related to Golden Queen and losses of $48.5 million from a decrease in the fair value of our investment in Spectrum Brands.

The third quarter of 2017 includes losses of $97.9 million from a decrease in the fair value of our investment in HRG.

(4) The fourth quarter of 2018 is comprised of the two months ended November 30, 2018 and the fourth quarter of 2017 is comprised of the three months ended December 31, 2017.

The fourth quarter of 2018 includes a $62.1 million impairment loss related to FXCM and losses of $190.4 million from a decrease in the fair value of our investment in Spectrum Brands. These decreases were partially offset by revenues of $70.9 million related to the increase in the fair value of our investment in WeWork and $26.8 million of income related to our remaining interest in National Beef.

As discussed further in Note 21, the fourth quarter of 2017 includes a discrete tax charge of $450.5 million as a provisional estimate of the impact of the Tax Act. This provisional estimate primarily consists of a $415.0 million expense related to the revaluation of our deferred tax assets and a $35.5 million expense related to the deemed repatriation of foreign earnings.
In 2018 and 2017, the totals of quarterly per share amounts may not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule I - Condensed Financial Information of Registrant
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Financial Condition
November 30, 2018 and December 31, 2017
(Dollars in thousands, except par value)

	November 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$48,540	$12,317
Financial instruments owned:
Trading assets, at fair value	338,067	200,804
Available for sale securities	—	16,378
Total financial instruments owned	338,067	217,182
Investments in subsidiaries	9,774,541	18,615,819
Advances to subsidiaries	224,653	542,976
Investments in associated companies	929,477	288,382
Deferred tax asset, net	63,211	205,773
Other assets	10,186	8,815
Total assets	$11,388,675	$19,891,264

LIABILITIES
Accrued interest payable	$6,629	$11,447
Pension liabilities	45,721	52,841
Other payables, expense accruals and other liabilities	160,339	31,919
Advances from subsidiaries	4	8,575,079
Long-term debt	990,116	989,021
Total liabilities	1,202,809	9,660,307

Commitments and contingencies

MEZZANINE EQUITY
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 307,515,472 and 356,227,038 shares issued and outstanding, after deducting 109,460,774 and 60,165,980 shares held in treasury	307,515	356,227
Additional paid-in capital	3,854,847	4,676,038
Accumulated other comprehensive income	288,286	372,724
Retained earnings	5,610,218	4,700,968
Total Jefferies Financial Group Inc. shareholders' equity	10,060,866	10,105,957

Total	$11,388,675	$19,891,264

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Operations
For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016
(In thousands, except per share amounts)

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Revenues:
Principal transactions	$120,886	$(9,754)	$16,735
Other	663	277	2,300
Total revenues	121,549	(9,477)	19,035

Expenses:
Compensation and benefits	49,955	47,462	39,693
WilTel pension expense	2,659	2,957	2,989
Interest expense	54,090	58,943	58,881
Intercompany interest expense	3,642	361,446	293,527
Selling, general and other expenses	21,664	20,821	19,244
Total expenses	132,010	491,629	414,334
Loss from continuing operations before income taxes, income related to associated companies and equity in earnings of subsidiaries	(10,461)	(501,106)	(395,299)
Income related to associated companies	96,808	3,183	21,195
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	86,347	(497,923)	(374,104)
Income tax benefit	(5,281)	(47,329)	(117,699)
Income (loss) from continuing operations before equity in earnings of subsidiaries	91,628	(450,594)	(256,405)
Equity in earnings from continuing operations of subsidiaries, net of taxes	198,317	418,966	222,531
Income (loss) from continuing operations	289,945	(31,628)	(33,874)
Equity in earnings from discontinued operations of subsidiaries, net of taxes	92,922	203,354	163,875
Gain on disposal of discontinued operations, net of taxes	643,921	—	—
Net income	1,026,788	171,726	130,001
Preferred stock dividends	(4,470)	(4,375)	(4,063)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$1,022,318	$167,351	$125,938

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$0.82	$(0.10)	$(0.10)
Income from discontinued operations	0.27	0.55	0.44
Gain on disposal of discontinued operations	1.84	—	—
Net income	$2.93	$0.45	$0.34

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$0.81	$(0.10)	$(0.10)
Income from discontinued operations	0.26	0.55	0.44
Gain on disposal of discontinued operations	1.83	—	—
Net income	$2.90	$0.45	$0.34

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Comprehensive Income (Loss)
For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016
(In thousands)

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Net income	$1,026,788	$171,726	$130,001
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(551), $3,450 and $2,262	(1,560)	5,923	3,900
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $37, $124 and $2	(109)	(212)	(4)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(588), $3,326 and $2,260	(1,669)	5,711	3,896

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(11,089), $14,616 and $(3,530)	(71,543)	78,493	(121,581)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $(16), $1,086 and $0	(20,459)	5,310	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(11,073), $13,530 and $(3,530)	(92,002)	83,803	(121,581)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $9,289, $(13,215) and $(4,251)	29,620	(21,394)	(6,494)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $311, $0 and $0	(916)	—	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $8,978, $(13,215) and $(4,251)	28,704	(21,394)	(6,494)

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $552, $(593) and $0	1,608	(936)	—
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income, net of income tax provision (benefit) of $0, $0 and $0	—	—	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $552, $(593) and $0	1,608	(936)	—

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $(297), $2,018 and $(2,516)	(844)	3,526	(5,451)
Less: reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(697), $(2,042) and $(700)	7,349	517	1,534
Net change in pension liability benefits, net of income tax provision (benefit) of $400, $4,060 and $(1,816)	6,505	4,043	(3,917)

Other comprehensive income (loss), net of income taxes	(56,854)	71,227	(128,096)

Comprehensive income	969,934	242,953	1,905
Preferred stock dividends	(4,470)	(4,375)	(4,063)
Comprehensive income (loss) attributable to Jefferies Financial Group Inc. common shareholders	$965,464	$238,578	$(2,158)
See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016
(In thousands)

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Net cash flows from operating activities:
Net income	$1,026,788	$171,726	$130,001
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision (benefit)	142,085	116,942	(12,220)
Accretion of interest	944	975	921
Share-based compensation	48,249	48,384	33,597
Equity in earnings of subsidiaries, including equity in earnings of discontinued operations	(291,239)	(622,320)	(386,406)
Gain on disposal of discontinued operation	(873,474)	—	—
Income related to associated companies	(96,808)	(3,183)	(21,195)
Distributions from associated companies	24,711	5,641	1,861
Net change in:
Trading assets	(120,886)	22,415	(40,235)
Other assets	129	1,250	(708)
Accrued interest payable	(4,818)	—	—
Pension liabilities	(5,231)	(8,461)	(13,111)
Other payables, expense accruals and other liabilities	(1,712)	(7,763)	(73,663)
Income taxes receivable/payable, net	242,637	(164,684)	(90,898)
Other	6,315	2,316	1,262
Net cash provided by (used for) operating activities	97,690	(436,762)	(470,794)

Net cash flows from investing activities:
Distributions from subsidiaries, net	38,304	50,122	239,297
Collections on notes, loans and other receivables	—	—	16,233
Investments in associated companies	(1,228)	(45,457)	(11,611)
Capital distributions from associated companies	24,442	2,796	1,501
Purchases of investments (other than short-term)	(1,500)	(1,316)	(2,242)
Other	—	1,886	—
Net cash provided by investing activities - continuing operations	60,018	8,031	243,178
Net cash provided by investing activities - discontinued operations	1,158,655	337,690	201,382
Net cash provided by investing activities	1,218,673	345,721	444,560

Net cash flows from financing activities:
Advances from (to) subsidiaries, net	(1,139)	214,519	265,762
Issuance of common shares	3,611	1,501	1,062
Purchase of common shares for treasury	(1,130,854)	(100,477)	(95,020)
Dividends paid	(151,758)	(117,407)	(91,296)
Net cash provided by (used for) financing activities	(1,280,140)	(1,864)	80,508

Net increase (decrease) in cash, cash equivalents and restricted cash	36,223	(92,905)	54,274

Cash, cash equivalents and restricted cash at beginning of period	12,317	105,222	50,948

Cash, cash equivalents and restricted cash at end of period	$48,540	$12,317	$105,222

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Notes to Condensed Financial Statements

1. Introduction and Basis of Presentation

The notes to the consolidated financial statements of Jefferies Financial Group Inc. and Subsidiaries (the "Company") are incorporated by reference into this schedule. For purposes of these condensed non-consolidated financial statements, the Company's wholly-owned and majority owned subsidiaries are accounted for using the equity method of accounting ("equity method subsidiaries").

The Parent Company Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Significant Accounting Policies, in the Company's consolidated financial statements included in the 2018 10-K.

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

2. Cash Flows

Supplemental cash flow information related to the Parent Company is as follows (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Cash paid for:
Interest	$57,813	$57,813	$57,813
Income tax payments (refunds), net	32,576	1,440	(10,199)

Non-cash investing activities:
Investments contributed to subsidiary	$—	$25,328	$423,009
Investments transferred from subsidiary	—	—	2,022
Dividends received from subsidiaries	8,450,147	32,792	—

During the eleven months ended November 30, 2018, the Parent Company had $17.6 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to November 30, 2018.

Cash, cash equivalents and restricted cash is included in Cash and cash equivalents in the Condensed Statements of Financial Condition.

3. Transactions with Subsidiaries

The Parent Company has transactions with its equity method subsidiaries, many of which are structured as interest bearing advances to/from its subsidiaries. Intercompany interest expense primarily reflects the interest on funding advances incurred by the Parent to its wholly-owned subsidiary which holds assets related to its treasury function. Interest is incurred on funding advances based on the prime rate plus .125%. Although there is frequent cash movement between these subsidiaries and the Parent, they do not generally represent cash dividends. The Parent Company received $48.7 million of cash dividends from Jefferies Group during the eleven months ended November 30, 2018 and no cash dividends from its subsidiaries during the twelve months ended December 31, 2017 and 2016.

Historically, excess cash was provided to the Parent Company by its subsidiaries in the form of loans rather than as distributions. Through a series of steps, the Parent Company has reduced these intercompany loans. During the eleven months ended November 30, 2018, the Parent Company received non-cash dividends totaling $8.5 billion from its subsidiaries. Of this amount, $8.5 billion was reflected as a decrease in our Investment in subsidiaries, $0.2 billion was reflected as a decrease to Advances to subsidiaries and $8.6 billion was reflected as a decrease to Advances from subsidiaries.

4. Commitments, Contingencies and Guarantees

In the normal course of its business, the Parent Company has various commitments, contingencies and guarantees as described in Note 24, Commitments, Contingencies and Guarantees, and Note 16, Mezzanine Equity, in the Company's consolidated financial statements.

In the fourth quarter of 2018, the Company transferred its Leucadia Asset Management seed investments, as well as its interest in Berkadia Commercial Mortgage Holding LLC, to Jefferies Group. In connection with these transfers, related deferred tax liabilities of approximately $50.9 million were transferred to Jefferies Group, for which the Parent Company indemnified Jefferies Group. Such indemnification is reflected in Other payables, expense accruals and other liabilities in the Condensed Statement of Financial Condition at November 30, 2018.

5. Restricted Net Assets

For a discussion of the Company's regulatory requirements, see Note 25, Net Capital Requirements, in the Company's consolidated financial statements. Some of the Company's consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the Parent Company.

At November 30, 2018 and December 31, 2017, $5.3 billion and $6.1 billion, respectively, of net assets of the Parent Company's consolidated subsidiaries are restricted as to the payment of cash dividends, or the ability to make loans or advances to the Parent Company. At November 30, 2018 and December 31, 2017, $4.7 billion and $5.1 billion, respectively, of these net assets are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the Parent Company.

Included in retained earnings of the Parent Company at November 30, 2018 are $252.9 million of undistributed earnings of unconsolidated associated companies. For further information, see Note 11, Loans to and Investments in Associated Companies, in the Company's consolidated financial statements.

Jefferies Finance LLC and Subsidiaries

Consolidated Financial Statements as of November 30, 2018 and 2017 and
for the Years Ended November 30, 2018 and 2017 and 2016

JEFFERIES FINANCE LLC AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Jefferies Finance LLC and Subsidiaries
New York, NY

We have audited the accompanying consolidated financial statements of Jefferies Finance LLC and Subsidiaries (the “Company”), which comprise the consolidated balance sheets as of November 30, 2018 and 2017, and the related consolidated statements of earnings, changes in members’ equity, and cash flows for each of the three years in the period ended November 30, 2018, and the related notes to the consolidated financial statements.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Finance LLC and Subsidiaries as of November 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2018, in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, NY
January 28, 2019

CONSOLIDATED FINANCIAL STATEMENTS

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Balance Sheets
As of November 30, 2018 and 2017
(Dollars in thousands)

	NOVEMBER 30, 2018	NOVEMBER 30, 2017
ASSETS
Cash	$1,033,048	$1,555,484
Restricted cash	468,934	875,270
Loans receivable, net of deferred loan fees	4,479,225	4,813,182
Less allowance for loan losses	(35,353)	(61,788)
Loans receivable, net	4,443,872	4,751,394
Loans held for sale, net	1,550,175	712,546
Accrued interest receivable	33,382	32,393
Held-to-maturity securities (includes $39,480 CLO notes pledged as collateral)	45,735	—
Investments	57,779	46,148
Other assets	143,618	191,708
TOTAL ASSETS	$7,776,543	$8,164,943
LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Credit facilities, net	$186,232	$318,103
Secured notes payable, net	3,620,191	3,882,817
Interest payable	49,235	46,686
Securities sold under agreement to repurchase	39,480	—
Other liabilities	393,613	525,403
Due to affiliates	44,214	46,130
Long-term debt, net	2,054,023	2,073,479
Total liabilities	6,386,988	6,892,618
MEMBERS’ EQUITY	1,389,555	1,272,325
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$7,776,543	$8,164,943

See notes to consolidated financial statements.

(Continued)

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)
As of November 30, 2018 and 2017
(Dollars in thousands)

The table below presents the carrying amount and classification of assets of consolidated variable interest entities (“VIEs”) that can be used only to settle obligations of the consolidated VIEs and the liabilities of consolidated VIEs for which creditors (or beneficial interest holders) do not have recourse to Jefferies Finance LLC, or its wholly-owned subsidiaries, assets. The assets and liabilities of these consolidated VIEs are included in the Consolidated Balance Sheets and are presented net of intercompany eliminations.

	NOVEMBER 30, 2018	NOVEMBER 30, 2017
ASSETS
Restricted cash	$410,045	$817,890
Loans receivable, net of deferred loan fees	3,881,340	4,226,943
Less allowance for loan losses	(31,061)	(47,364)
Loans receivable, net	3,850,279	4,179,579
Accrued interest receivable	16,589	18,788
Investments	29,934	27,452
Other assets	63,265	105,042
TOTAL ASSETS	$4,370,112	$5,148,751
LIABILITIES
Credit facilities, net	$—	$154,772
Secured notes payable, net	3,620,555	3,882,817
Interest payable	22,252	18,772
Other liabilities	120,549	278,155
Due to affiliates	8,111	11,249
TOTAL LIABILITIES	$3,771,467	$4,345,765

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Earnings
For the Years Ended November 30, 2018, 2017 and 2016
(Dollars in thousands)

	NOVEMBER 30, 2018	NOVEMBER 30, 2017	NOVEMBER 30, 2016
NET FEE AND INTEREST INCOME:
Fee income, net	$282,856	$270,023	$130,356
Interest income	405,534	356,533	292,457
Total interest and net fee income	688,390	626,556	422,813
Interest expense	396,229	341,143	273,833
Net interest and net fee income	292,161	285,413	148,980
Provision for loan losses	18,897	33,854	37,880
Net interest and fee income after provision for loan losses	273,264	251,559	111,100
OTHER GAINS (LOSSES), NET	9,123	6,680	(75,548)
OTHER EXPENSES:
Compensation and benefits	32,093	28,806	24,533
General, administrative and other	45,564	41,464	32,148
Total other expenses	77,657	70,270	56,681
EARNINGS (LOSSES) BEFORE INCOME TAX EXPENSE	204,730	187,969	(21,129)
INCOME TAX EXPENSE (BENEFIT)	7,500	6,300	(1,514)
NET EARNINGS (LOSS)	$197,230	$181,669	$(19,615)

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity
For the Years Ended November 30, 2018, 2017 and 2016
(Dollars in thousands)

	CLASS A MEMBERS	CLASS B MEMBERS	TOTAL MEMBERS’ EQUITY
BALANCE—December 1, 2016	$873,136	$67,923	$941,059
Contributions	149,597	—	149,597
Net earnings	145,335	36,334	181,669
BALANCE—November 30, 2017	$1,168,068	$104,257	$1,272,325
Distributions	(64,000)	(16,000)	(80,000)
Net earnings	157,784	39,446	197,230
BALANCE—November 30, 2018	$1,261,852	$127,703	$1,389,555

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2018, 2017 and 2016
(Dollars in thousands)

	NOVEMBER 30, 2018	NOVEMBER 30, 2017	NOVEMBER 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$197,230	$181,669	$(19,615)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Amortization of deferred loan fees and discounts	(74,471)	(81,050)	(50,022)
Amortization of deferred structuring fees	23,418	21,281	19,797
Amortization of discount on secured notes	12,576	12,671	9,611
Issuance costs associated with extinguishment of debt	18,305	14,122	—
Provision for loan losses	18,897	33,854	37,880
Realized (gain) loss on sale of loans held for sale	(10,445)	(6,467)	34,545
Change in fair value of loans held for sale	5	4,634	8,267
Realized (gain) loss on sales of investments	(492)	(1,047)	24,597
Unrealized loss (gain) on investments	2,116	(1,863)	8,139
Deferred income tax (benefit) expense	(91)	550	55
(Increase) decrease in operating assets:
Origination of loans held for sale	(33,441,105)	(27,330,698)	(9,570,812)
Proceeds from sales of loans held for sale	32,278,095	27,398,380	8,842,177
Principal collections on loans held for sale	368,127	65,904	3,215
Accrued interest receivable	(989)	401	(445)
Other assets	22,798	(15,522)	(12,051)
Increase (decrease) in operating liabilities:
Interest payable	2,550	12,563	6,297
Other liabilities	85,799	12,183	4,679
Due to affiliates	(1,916)	22,159	15,796
Net cash (used in) provided by operating activities	(499,593)	343,724	(637,890)
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchases of loans receivable	(5,686,660)	(4,209,182)	(3,824,179)
Principal collections of loans receivable	4,037,095	3,190,000	2,714,137
Proceeds from sales of loans held for sale	1,772,021	799,869	790,602
Net change in restricted cash	406,336	100,621	300,009
Purchases of investments	(14,564)	(159,379)	(661,896)
Purchases of HTM Securities	(45,735)	—	—
Proceeds from sales of investments	17,716	317,235	690,183
Net cash provided by investing activities	486,209	39,164	8,856
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from members	—	149,597	—
Distributions to members	(80,000)	—	(34,100)
Proceeds from borrowings on credit facilities	8,459,941	9,900,244	1,108,814
Repayments on credit facilities	(8,598,345)	(9,929,577)	(1,147,242)
Proceeds from secured notes, net of issuance costs	1,500,979	1,749,986	326,478
Repayments of secured notes payable	(1,819,759)	(1,779,088)	(454,780)
Purchases of secured notes	—	—	(3,263)
Proceeds from sale of secured notes	15,142	—	—
Securities sold under agreement to repurchase	39,201	—	—

Proceeds from long-term debt, net of issuance costs	—	637,191	—
Payment of issuance costs on long-term debt	(1,031)	—	—
Repayment of long-term debt	(2,500)	(212,313)	(2,150)
Repurchase of long-term debt	(22,680)	—	—
Net cash (used in) provided by financing activities	(509,052)	516,040	(206,243)
NET (DECREASE) INCREASE IN CASH	(522,436)	898,928	(835,277)
CASH—Beginning of the year	1,555,484	656,556	1,491,833
CASH—End of the year	$1,033,048	$1,555,484	$656,556
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$331,561	$277,348	$237,719
Cash paid for income taxes, net	$593	$193	$279
NONCASH ITEMS:
Transfer of loans held for sale, net to loans receivable, net	$—	$44,136	$—
Restructuring of loans receivable to investments	$60,476	$54,028	$24,414

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

1. ORGANIZATION AND BASIS OF PRESENTATION

Organizational Structure—Jefferies Finance LLC (“JFIN”), a limited liability company, was organized under the laws of Delaware and commenced operations on October 7, 2004. JFIN will continue in perpetuity unless dissolved as provided in the Amended and Restated Limited Liability Company Agreement (LLC Agreement), dated May 31, 2011, as amended, modified and/or supplemented from time to time, among JFIN and its members: Massachusetts Mutual Life Insurance Company (“Mass Mutual”) and Jefferies Group LLC (“JGL” and, together with Mass Mutual, the “Members”).

JFIN is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. JFIN’s operations are primarily conducted through two business lines, Leveraged Finance Arrangement and Portfolio & Asset Management. JFIN also purchases performing loans in the syndicated markets. JFIN may also originate second lien term loans, bridge loans, mezzanine loans as well as related equity co-investments and purchase stressed and distressed loans in the secondary markets. In addition, JFIN is a Registered Investment Adviser (“RIA”) under the Investment Advisers Act of 1940, and two of its wholly-owned subsidiaries, Apex Credit Partners LLC and JFIN Asset Management LLC (“JFAM”) are relying advisers of JFIN under the Advisers Act (each a RIA) since March 1, 2012, November 19, 2014 and February 5, 2016, respectively.

The accompanying consolidated financial statements refer to JFIN and all its subsidiaries (the “Company”), which includes entities in which the Company has a controlling interest or is the primary beneficiary, including certain collateralized loan obligation funds (“CLOs”). See Note 8, Variable Interest Entities, for more information related to the CLOs.

JFIN’s capital structure consists of Class A members and Class B members, owning 80% and 20% of JFIN, respectively. Net earnings and losses are allocated on a pro rata basis to the Members, unless a loss allocation would result in a negative capital account.

Subsequent Events—The Company has evaluated events and transactions that occurred subsequent to November 30, 2018 through January 28, 2019, the date that these consolidated financial statements were issued. The Company determined that there were no events or transactions, during such period that would require recognition or disclosure in these consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates—The preparation of the consolidated financial statements is in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

U.S. GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. The most significant of these estimates relate to the allowance for loan losses and fair value measurements. These estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Principles of Consolidation—The accompanying consolidated financial statements reflect the Company’s consolidated accounts, including the subsidiaries and the related consolidated results of operations with intercompany balances and transactions eliminated in consolidation. In addition, the Company consolidates entities which meet the definition of a VIE for which the Company is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

Revenue Recognition Policies

Interest and Fee Income—Interest and fee income are recorded on an accrual basis to the extent that such amounts are earned and expected to be collected. Premiums and discounts are amortized into interest income using a level yield over the contractual life of the loan.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Deferred Loan Fees, Net—Direct loan underwriting fees, net of specific costs, are recognized on a pro-rata basis as the corresponding loan is syndicated. If the Company retains a portion of the syndicated loan, that portion of the fee is deferred and amortized using a level yield over the contractual life of the loan. Direct loan fees, net of specific costs, related to revolving credit facilities are amortized on a straight-line basis once any established refundable period has lapsed over the remaining life of the revolving credit facility as fee income. In the event that a loan is prepaid or a revolving credit facility is terminated before the scheduled maturity, all remaining deferred loan fees are recorded to interest income or fee income, respectively.

Cash and Restricted Cash—Cash and restricted cash represents overnight deposits. The Company maintained its cash and restricted cash balances of $1,502.0 million and $2,430.8 million at November 30, 2018 and November 30, 2017, respectively, at several financial institutions.

Restricted cash on deposit in respect of the Company’s credit facilities and CLOs represents the amount of principal and interest collections received as well as amounts in reserve to fund draws on revolving credit facilities. The use of principal cash is limited to purchasing eligible loans or the potential reduction of debt. Cash on deposit in the interest account is limited to the payment of interest, fees and other expenses as outlined in the governing documents.

Loans Receivable, Net—Loans receivable are recorded at cost, adjusted for unamortized premiums or discounts, net of unamortized deferred underwriting fees and net of allowance for loan losses. The Company intends to hold the majority of its loans until maturity. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment.

Allowance for Loan Losses—The allowance for loan losses is a reserve established through a charge to provision for loan losses. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes reserves calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 4.

Loans Held for Sale, Net—The Company’s business includes the structuring and underwriting of loan products with the intent to syndicate the majority of the loan to third parties. During the primary syndication process, loans that have been committed to be purchased by third parties but not yet settled are classified as Loans held for sale, net. The Company may invest in a percentage of an originated loan based upon the management of risk with respect to the entire portfolio. When the Company’s position is larger than originally intended, the excess hold is also classified to Loans held for sale, net, on the Consolidated Balance Sheets.

Syndication activities and sales of loans held for sale are accounted for as sales based on the Company’s satisfaction of the criteria for such accounting which provides that, as transferor, among other requirements, the Company has surrendered control over the loans. The sale of loans transferred from loans receivable to loans held for sale of approximately $1,714.2 million, $799.9 million, and $790.6 million for the years ended November 30, 2018, 2017 and 2016, respectively, are included in proceeds from sales of loans held for sale in investing activities in the Consolidated Statements of Cash Flows.

Loans held for sale, net are carried at the lower of cost or fair value, as determined on an individual loan basis, net of unamortized deferred underwriting fees and valuation allowances. Net unrealized losses or gains, if any, are recognized in a valuation allowance through charges to earnings in Other gains (losses), net in the Consolidated Statements of Earnings.

Unamortized premiums, discounts, origination fees and direct costs on loans held for sale are recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held for sale are recognized on trade dates and are determined by the difference between the sale proceeds and the carrying value of the loans and are recorded in Other gains (losses), net, in the Consolidated Statements of Earnings.

Investments—The Company determines the classification of investments at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold investments until maturity, they are stated at amortized cost. All other investments, including financial derivative instruments are recorded on the Consolidated Balance

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Sheets at fair value with changes in value recorded as a component of Other gains (losses), net, in the Consolidated Statements of Earnings. Securities not held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported in Other gains (losses), net, in the Consolidated Statements of Earnings.

The Company has elected to carry its investments (other than CLO notes) at fair value under the fair value option election in accordance with ASC Topic 825, Financial Instruments. The Company elected the fair value option as the Company manages these investments at fair value, which is reflective of the Company’s intent and best reflects the operations of the Company’s business. The Company’s election is done on an instrument-by-instrument basis. The election is made upon the acquisition or receipt of the eligible financial asset. The fair value election may not be revoked once an election is made.

For investments such as CLO notes and available for sale CLO securities, the Company evaluates such investments for other-than-temporary impairment (“OTTI”) on a periodic basis. OTTI occurs when the Company does not expect to recover the entire cost basis of the investment. As the holder of an investment recorded at amortized cost for which changes in fair value are not regularly recognized in earnings, the Company must determine whether to recognize a loss in earnings when the investment is impaired. Factors considered in determining whether an impairment is OTTI include: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) projected future cash flows, (3) the financial condition, industry environment and near-term prospects of the issuer, (4) downgrades of the investment by rating agencies and (5) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value which may be until maturity. The Company records an OTTI loss in an amount equal to the entire difference between the fair value and amortized cost if (1) the Company intends to sell an impaired investment, (2) it is more likely than not that the Company will be required to sell the investment before its amortized costs are recovered or (3) for debt securities, the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis. If an impairment on an investment is determined to be OTTI but the Company does not intend to sell the investment, the estimated loss is recognized in Other gains (losses), net, in the Consolidated Statements of Earnings.

The Company presents derivatives on the Consolidated Balance Sheets within Investments, with resulting gains or losses recognized in Other gains (losses), net in the Consolidated Statements of Earnings. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions, benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. Derivative contracts are valued using techniques and inputs to such models that reflect the assumptions the Company believes market participants would use in valuing the derivative in a current period transaction. Inputs to valuation techniques are appropriately calibrated to market data.

Securities sold under repurchase agreements—Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at contracted repurchase amount plus accrued interest.

Deferred Structuring Fees—Deferred structuring fees are presented net against Credit facilities, Secured notes payable and Long-term debt on the Consolidated Balance Sheets and are amortized to Interest expense in the Consolidated Statements of Earnings over the contractual term of the borrowing using a level yield.

Fair Value Hierarchy—In determining fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.

If unobservable inputs are used, the Company will use assumptions that reflect the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The Company applies a hierarchy to categorize its fair value measurements broken down into three levels based on the transparency of inputs as follows:

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments, for which quoted prices are available but traded less frequently; derivative instruments whose fair values have been derived using a model where inputs to the model are directly observable in the market or can be derived principally from or corroborated by observable market data; and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3—Instruments that have little to no pricing observability as of the reported date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The valuation of financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, the features of the financial instrument, such as its complexity or the market in which the financial instrument is traded and risk uncertainties about market conditions, require that an adjustment be made to the value derived from the models.

The Company’s fair value measurements involve third party pricing for a portion of its investments. If third party pricing is unavailable, the Company may employ various valuation techniques and models, which involve inputs that are observable, when available. The Company’s valuation policies and procedures are reviewed at least annually and are updated as necessary. Further, the Company tracks the fair values of significant assets and liabilities using a variety of methods including third party vendors, comparison to previous trades and an assessment for overall reasonableness. See Note 7 for further information on fair value measurements.

In accordance with ASC 820-10 certain investments that qualify as investment companies in accordance with ASC 946 for which fair value is estimated using net asset value (“NAV”) or its equivalent as a practical expedient (when the NAV is available to the Company as an investor but is not publicly available) are not classified in the fair value hierarchy.

New Accounting Developments

Revenue Recognition—In May 2014, the FASB issued Accounting Standards Update (“ASU”), No. 2014-09, Revenue from Contracts with Customers which provides comprehensive guidance on the recognition of revenue earned from contracts with customers arising from the transfer of goods and services, guidance on accounting for certain contract costs and new disclosures. The new revenue standard, and the standards that amend it, are effective for non-public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company will adopt ASC 606 using the full retrospective approach on November 30, 2019, will not have a material effect on fiscal year 2018 or 2017 revenue recognition and will have no cumulative effect on opening equity, as the timing and measurement of revenue recognition will be materially the same as under ASC 605. The Company will present additional quantitative and qualitative disclosures regarding identified revenue streams and performance obligations. While the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements as of November 30, 2019, our disclosures will change to meet the requirements of this new guidance.

Financial Instruments—In January 2016, the FASB issued ASU, No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements of financial instruments. Subsequently, it was updated with ASU No. 2018-03 and ASU No. 2018-13 “Fair Value Measurement (Topic 820)—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU, among other amendments,

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

eliminates the requirement to disclose the amounts and reasons for transfers between level 1 and level 2 of the fair value hierarchy and modifies the disclosure requirement relating to investments in funds at NAV. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

Financial Instruments—Credit Losses—In June 2016, the FASB issued ASU, No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective in the first quarter of fiscal year 2021 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

Statement of Cash Flows—In August 2016, the FASB issued ASU, No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The guidance provides specific guidance on eight cash flow classification issues. The guidance is effective in the first quarter of fiscal year 2019 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements. In November 2016, the FASB issued ASU, No. 2016-18, Statement of Cash Flows: Restricted Cash. The guidance provides specific guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective for the fiscal year 2020 and early adoption is permitted. The Company plans to adopt this guidance effective November 30, 2020 which will result in a reclassification of the net change in restricted cash currently in investing activities to opening and closing cash and restricted cash in the Consolidated Statements of Cash Flows.

3. RESTRICTED CASH

The following is a summary of restricted cash as of November 30, 2018 and November 30, 2017 (in thousands):

	2018	2017
Principal and interest collections on loans held in credit facilities and CLOs	$207,763	$265,064
Reserves held in credit facilities and CLOs to support future operations	261,171	610,206
Total restricted cash	$468,934	$875,270

As of November 30, 2018 and 2017, there was $157.8 million and $421.7 million, respectively, of cash in revolver CLOs to support future drawdowns.

The CLOs require the cash on deposit in interest accounts to be used to pay senior management fees, interest to note holders, subordinate management fees and any residual to the subordinate note holders, providing the structure is in compliance with the collateralization tests. In the event the CLOs were not in compliance with the collateralization tests, cash in the interest accounts would be used to pay senior management fees, interest to the note holders and the residual could be diverted to reduce the secured notes outstanding.

4. LOANS RECEIVABLE, NET

The Company’s loan receivable portfolio consists primarily of senior secured loans in various industries. The portfolio is segmented into originated and secondary loans which reflect how the portfolio is managed. Originated is a designation that indicates that the Company has had a major role in underwriting the loan either as an arranger or related role. Secondary is a designation that indicates that the Company acquired the loans through primary syndications conducted by other arrangers or purchased in the open market.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The following is a summary of outstanding loan balances as of November 30, 2018 and 2017 (in thousands):

	2018	2017
Loans receivable:
Originated	$1,770,247	$1,687,531
Secondary	2,771,751	3,203,298
Total loans receivable	4,541,998	4,890,829
Less: original issue discount	(56,048)	(68,650)
Total loans receivable, net of original issue discount	4,485,950	4,822,179
Less: deferred loan fees(1)	(6,725)	(8,997)
Total loans receivable, net of deferred loan fees	4,479,225	4,813,182
Less: allowance for loan losses	(35,353)	(61,788)
Total loans receivable, net	$4,443,872	$4,751,394

(1)	Unamortized deferred loan fees received in connection with revolving credit facilities are classified within Other liabilities on the Consolidated Balance Sheets.

As of November 30, 2018, there was $38.3 million and $17.7 million of original issue discount included in originated and secondary loans, respectively. As of November 30, 2017 there was $43.6 million and $25.1 million of original issue discount included in originated and secondary loans, respectively.

As of November 30, 2018 and 2017, $4.2 billion and $4.6 billion of loans receivable, respectively, were pledged as collateral against the Company’s credit facilities and secured notes.

Nonaccrual Loans—If a loan is 90 days or more past due or the borrower is not able to service its debt and other obligations, the loan is placed on nonaccrual status. When a loan is placed on nonaccrual status, interest previously recognized as interest income but not yet received is reversed and the recognition of interest income on that loan will cease until factors indicating doubtful collection no longer exist and the loan has been brought current. Exceptions to this policy will be made if the loan is well secured and in the process of collection. Payments received on nonaccrual loans are typically applied to principal outstanding unless collectability of the principal amount is reasonably assured, in which case, interest is recognized on a cash basis. On the date the borrower pays in full all overdue amounts, the borrower’s loan will emerge from nonaccrual status and all overdue interest will be recognized as interest income in the current period.

The following is an analysis of past due loans, net of original issue discount as of November 30, 2018 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$—	$1,268	$1,268	$1,730,644	$1,731,912
Secondary	—	—	—	2,754,038	2,754,038
Total	$—	$1,268	$1,268	$4,484,682	$4,485,950

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The following is an analysis of past due loans, net of original issue discount at November 30, 2017 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$8,098	$—	$8,098	$1,635,842	$1,643,940
Secondary	—	—	—	3,178,239	3,178,239
Total	$8,098	$—	$8,098	$4,814,081	$4,822,179

Impaired Loans—Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on an individual loan basis. If a loan is impaired, a specific valuation allowance is recorded, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s effective rate or at the fair value of collateral if repayment is expected solely from the collateral.

Payments received on impaired loans are typically applied to principal outstanding unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans will be charged off against the allowance when full collection of the principal from the sale of collateral, if applicable, or the enforcement of guarantees is remote. The Company does not necessarily wait until the final resolution of a loan to charge off the uncollectible balance.

The following is a summary of impaired loans as of November 30, 2018 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
Originated	$98,447	$118,602	$5,584	$103,417
Secondary	—	—	—	6,139
Total	$98,447	$118,602	$5,584	$109,556

The following is a summary of impaired loans as of November 30, 2017 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
Originated	$108,386	$143,295	$20,363	$85,344
Secondary	12,277	30,146	9,590	12,595
Total	$120,663	$173,441	$29,953	$97,939

The average recorded investment reflects the change in the balance of impaired loans as of November 30, 2018 and 2017.

As of November 30, 2018 there was one impaired loan for which no specific allowance was recorded. As of November 30, 2017, each individual impaired loan had a specific allowance recorded.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Interest income was not recognized on impaired and nonaccrual loans during the years ended November 30, 2018, 2017 and 2016. If the impaired and nonaccrual loans had been performing, an additional $2.8 million, $4.4 million and $3.9 million of interest income would have been recorded for the years ended November 30, 2018, 2017 and 2016, respectively.

Allowance for Loan Losses—The Company’s allowance for loan losses reflects management’s estimate of net loan losses inherent in the loan portfolio. The allowance for general loan losses is calculated as the aggregate loan loss reserve for losses inherent in the portfolio that have not yet been identified.

Reserve factors are assigned to the loans in the portfolio, which dictate the percentage of the total outstanding loan balance that is reserved. The loan portfolio information is regularly reviewed to determine whether it is necessary to revise the reserve factors.

The reserve factors used in the calculation are determined by analyzing the following elements:

■	the types of loans;

■	the expected loss with regard to the loan type;

■	the internal credit rating assigned to the loans; and

■	type of industry for a given loan.

The Company has a policy to reserve for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow or the estimated fair value of the underlying collateral where applicable. The Company considers market value of the loan in its determination of the loan losses for impaired loans. There is no threshold when evaluating for impaired loans. Loans will be charged off against the allowance for loan losses when full collection of the principal from the sale of collateral or the enforcement of guarantees is remote. The Company does not necessarily wait until the final resolution of a loan to charge off the uncollectible balance.

The Company regularly tests the allowance for loan losses for reasonableness. In determining reasonableness, trends in the elements analyzed in establishing the reserve factors described above are reviewed. In addition, the Company continues to monitor the market to corroborate the reserve levels on similar loan products. The Company also computes an allowance for unfunded loan commitments using a methodology that is similar to that used for loans. The table below summarizes the Company’s reporting of its allowance for loan losses:

	CONSOLIDATED BALANCE SHEETS	CONSOLIDATED STATEMENTS OF EARNINGS
Allowance for losses on:
Loans	Allowance for loan losses	Provision for loan losses
Unfunded loan commitments	Other liabilities	General, administrative and other

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2018 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2017	$29,369	$32,419	$61,788
Provision for (recovery of) loan losses—general	1,604	(3,670)	(2,066)
Provision for loan losses—specific	20,862	101	20,963
Transfers to loans held for sale, net	—	(1,726)	(1,726)
Charge-offs	(35,641)	(7,965)	(43,606)
Balance, November 30, 2018	16,194	19,159	35,353
Balance, end of period—general	$10,610	$19,159	$29,769
Balance, end of period—specific	$5,584	$—	$5,584
Loans receivable:
Loans collectively evaluated—general	$1,633,465	$2,754,038	$4,387,503
Loans individually evaluated—specific	98,447	—	98,447
Total	$1,731,912	$2,754,038	$4,485,950

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2017 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2016	$35,603	$30,294	$65,897
(Recovery of) provision for loan losses—general	(5,788)	2,778	(3,010)
Provision for loan losses—specific	33,301	3,563	36,864
Transfers to loans held for sale, net	(2,240)	(500)	(2,740)
Charge-offs	(31,507)	(3,716)	(35,223)
Balance, November 30, 2017	29,369	32,419	61,788
Balance, end of period—general	$9,006	$22,829	$31,835
Balance, end of period—specific	$20,363	$9,590	$29,953
Loans receivable:
Loans collectively evaluated—general	$1,535,554	$3,165,962	$4,701,516
Loans individually evaluated—specific	108,386	12,277	120,663
Total	$1,643,940	$3,178,239	$4,822,179

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2016 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2015	$17,454	$36,516	$53,970
Provision for loan losses—general	3,751	5,857	9,608
Provision for loan losses—specific	15,045	13,227	28,272
Transfers to loans held for sale, net	—	(12,654)	(12,654)
Charge-offs	(647)	(12,652)	(13,299)
Balance, November 30, 2016	35,603	30,294	65,897
Balance, end of period—general	$14,787	$20,051	$34,838
Balance, end of period—specific	$20,816	$10,243	$31,059
Loans receivable:
Loans collectively evaluated—general	$1,895,992	$2,527,816	$4,423,808
Loans individually evaluated—specific	61,948	12,912	74,860
Total	$1,957,940	$2,540,728	$4,498,668

The allowance related to losses on unfunded commitments were $5.1 million and $5.8 million as of November 30, 2018 and 2017, respectively. In addition, the Company decreased the allowance related to losses on unfunded commitments by $(0.7) million and increased the allowance by $0.7 million and $1.5 million during the years ended November 30, 2018, 2017 and 2016, respectively. The changes in allowance were recognized in General, administrative and other in the Consolidated Statements of Earnings and the respective year end allowance was included in Other liabilities on the Consolidated Balance Sheets.

Credit Quality Indicators—As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators. Management regularly reviews the performance of its loans receivable to evaluate the credit risk.

The Company evaluates each loan using six weighted credit risk grade categories that have both qualitative and quantitative components that differentiate the level of risk. Credit risk categories are assigned weights based on the characteristics of issuers.

For each borrower, the Company evaluates the following credit risk categories:

■	Industry segment

■	Position within the industry

■	Earnings/Operating Cash Flows

■	Asset/Liability values

■	Financial flexibility/debt capacity

■	Management and controls

The Company utilizes a risk grading matrix to assign an internal credit grade (“ICG”) to each of its loans. Loans are individually rated on a tiered scale of one to ten, with each rating further divided into three levels of .2, .5 and .8.

A description of the general characteristics of the ICGs is as follows:

■	Grade 1—Issuers assigned this grade are characterized as substantially risk free and having an extremely strong capacity to meet all financial obligations.

■	Grade 2—Issuers assigned this grade are characterized as representing minimal risk.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

■	Grade 3—Issuers assigned this grade are characterized as representing modest risk.

■	Grade 4—Issuers assigned this grade are characterized as representing better than average risk.

■	Grade 5—Issuers assigned this grade are characterized as representing average risk.

■	Grade 6—Issuers assigned this grade are characterized as representing acceptable risk.

■
Grade 7—Issuers assigned this grade are currently vulnerable to adverse business, financial and economic conditions and are characterized by increasing credit risk. They possess potential weakness that may, if not checked or corrected, weaken the asset or result in a likelihood of default at some future date. The increasing risk has or may result in discounted pricing levels or decreased trading liquidity.

■
Grade 8—Issuers assigned this grade are characterized by inadequate repayment capacity and/or recovery of the obligor or of the collateral pledged resulting in potential loss if deficiencies are not corrected.

■
Grade 9—Issuers assigned this grade are in (a) payment default at any level in its debt structure or (b) bankruptcy. In addition, asset weaknesses may make collection or liquidation in full, on the basis of existing facts, highly questionable and improbable.

■	Grade 10—Issuers assigned this grade are charged-off.

The following is a summary of credit risk profile by ICG as of November 30, 2018 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	$—	$10,466	$10,466
5.5	—	70,622	70,622
5.8	18,902	336,214	355,116
6.2	186,438	579,700	766,138
6.5	650,182	910,136	1,560,318
6.8	468,457	602,168	1,070,625
7.2	185,593	130,332	315,925
7.5	111,694	99,814	211,508
7.8	50,602	236	50,838
8.2	12,496	14,350	26,846
8.5	16,649	—	16,649
9.2	30,899	—	30,899
Total	$1,731,912	$2,754,038	$4,485,950

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The following is a summary of credit risk profile by ICG as of November 30, 2017 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	$—	$4,460	$4,460
5.5	—	60,891	60,891
5.8	17,709	351,776	369,485
6.2	132,084	785,241	917,325
6.5	681,244	1,119,830	1,801,074
6.8	430,524	690,347	1,120,871
7.2	165,412	82,632	248,044
7.5	106,642	40,148	146,790
7.8	37,379	17,756	55,135
8.2	53,403	11,474	64,877
8.5	1,266	—	1,266
9.2	18,277	13,684	31,961
Total	$1,643,940	$3,178,239	$4,822,179

Troubled Debt Restructurings (TDRs)—The Company periodically modifies or participates in the modification of the terms of a loan receivable in response to a borrower’s difficulties. Modifications that include a significant financial concession(s) to the borrower that likely reflect a current view that the repayment on the original terms is unlikely are accounted for as TDRs. The Company uses a consistent methodology across all loans to determine if a modification granted to a borrower, determined to be in financial difficulty, is a TDR.

The Company’s policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

■	Payment default of principal and/or interest

■	Bankruptcy declaration

■	Going concern opinion issued by the borrower’s auditors

■	Insufficient cash flow to service debt with low likelihood of turnaround in the short term

■	Securities (public) are de-listed

■	Refinancing sources are unlikely

■	Financial covenants breach is unlikely to be amended

If the borrower is determined to be in financial difficulty, then the Company utilizes the following criteria to determine whether a concession has been granted to the borrower:

■	Modification of interest rate below market rate

■	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

■	Capitalization of interest

■	Delaying principal and/or interest for a period of year or more

■	Forgiveness of some or all of the principal balance

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Below is a summary of the Company’s loans which were determined to be TDRs as of November 30, 2018 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED AMOUNT	POST- MODIFICATION OUTSTANDING RECORDED AMOUNT	INVESTMENT IN TDR SUBSEQUENTLY DEFAULTED
Primary	$149,712	$85,427	$—
Secondary	34,216	24,943	—
Total	$183,928	$110,370	$—

Below is a summary of the Company’s loans which were determined to be TDRs as of November 30, 2017 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED AMOUNT	POST- MODIFICATION OUTSTANDING RECORDED AMOUNT	INVESTMENT IN TDR SUBSEQUENTLY DEFAULTED
Primary	$118,923	$92,546	$—
Secondary	68,982	38,371	—
Total	$187,905	$130,917	$—

All restructured loans that remain outstanding are initially placed on non-accrual status and subsequently evaluated to determine satisfactory payment performance and ultimate collectability. There were no payment defaults on loans restructured in troubled debt restructurings during the years ended November 30, 2018 and 2017.

Modified loans that are determined to be TDRs are individually evaluated and measured for impairment. Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans are individually reviewed for impairment.

Other Liabilities—Included in Other liabilities are amounts payable for loans pending settlement. As of November 30, 2018 and 2017 there were $209.0 million and $379.9 million, respectively, of unsettled purchases.

5. LOANS HELD FOR SALE, NET

Below is a summary of Loans held for sale, net, as of November 30, 2018 and 2017 (in thousands):

	2018	2017
Loans held for sale	$1,574,923	$722,551
Less:
Original issue discount	(15,198)	(2,636)
Valuation allowance	(2,880)	—
Deferred loan fees, net	(6,670)	(7,369)
Loans held for sale, net	$1,550,175	$712,546

Included in the Loans held for sale were $1,530.5 million and $435.3 million of loans that were funded prior to the balance sheet date, but the completion of the syndication process occurred after, November 30, 2018 and 2017 respectively. As of November 30, 2018 and 2017,

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

no loans held for sale were pledged as collateral against the Company’s credit facilities and secured notes issued by CLOs. As of November 30, 2018 and 2017, the Company had no impaired or non-accrual loans in Loans held for sale, net.

Other Assets—Included in Other assets are amounts receivable for sales of loans pending settlement. As of November 30, 2018 and 2017, there were $112.7 million and $143.0 million, respectively, of unsettled sales.

6. INVESTMENTS AND COLLATERALIZED TRANSACTIONS

Under the fair value option as of November 30, 2018 and 2017, the Company held investments of $59.6 million and $46.1 million, respectively, in corporate equity securities, a corporate bond, interest rate and total return swaps. As of November 30, 2018, the Company also held $45.7 million of held-to-maturity securities which were recorded at cost.

On August 27, 2018, the Company entered into a Limited Partnership Agreement with Mass Mutual, whereby the Company has a $9.9 million unfunded commitment representing less than 10% partnership interest. This entity is considered a VIE of the Company, however the Company is not the primary beneficiary, nor does it have the power to direct the activities that most significantly impact the entity. On this basis, the Company does not consolidate the entity and accounts for this investment at fair value. As of November 30, 2018, the investment had a fair value of $(1.8) million recorded in Other gains (losses), net in the Consolidated Statements of Earnings.

As part of the Company’s financing activities we entered into repurchase agreements where the collateral pledged is CLO notes in the amount of $39.5 million. The agreements with the counterparty contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged notes owned that can be sold or repledged by the counterparty are included in Investments and noted parenthetically as securities pledged on our Consolidated Balance Sheets. Repurchase agreements are accounted for as secured borrowings and are recorded at their contractual repurchase amount plus accrued interest. There is no accrued interest as of November 30, 2018.

The following table sets forth the carrying value of repurchase agreements remaining contractual maturity as of November 30, 2018 (in thousands):

	Contractual Maturity
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase-to-maturity transactions
CLO notes	—	—	—	$39,480	$39,480

DERIVATIVE FINANCIAL INSTRUMENTS

As part of certain CLOs’ risk management strategy to protect against the effect of fluctuations in London Interbank Offered Rate (“LIBOR”) rates associated with its loan commitments, interest rate swaps were purchased and currently have a notional value of $246.9 million with remaining maturity of approximately two years. Additionally, JFIN entered into a Total Return Swap (“TRS”) with Jefferies Financial Products, LLC (“JFP”), a wholly owned subsidiary of JGL, with a $23.0 million Variable Funding Note (“VFN”) with one of the CLOs as the underlying asset. As of November 30, 2018 the underlying VFNs have been redeemed and the TRS terminated.

As of November 30, 2018 and 2017, the interest rate swaps and the TRS had a combined fair value of $1.5 million and $6.5 million, respectively and were included within Investments on the Consolidated Balance Sheets. The net gain (loss) on the interest rate swaps and TRS was $2.4 million, $0.4 million and $(3.3) million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Other gains (losses), net in the Consolidated Statements of Earnings. As of November 30, 2018 and 2017, the counterparty credit quality with respect to the interest rate swaps was between A+ and BBB.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The following table sets forth the remaining contractual maturities of the interest rate swap at the notional value as of November 30, 2018 (in thousands):

	1-5 YEARS	TOTAL
Interest rate swaps	$246,858	$246,858

The following table sets forth the remaining contractual maturities of the interest rate swaps and TRS at their notional value as of November 30, 2017 (in thousands):

	1-5 YEARS	TOTAL
Interest rate swaps	$1,080,889	$1,080,889
TRS	$3,442	$3,442

7. FINANCIAL INSTRUMENTS AT FAIR VALUE

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy (in thousands):

NOVEMBER 30, 2018	LEVEL 1	LEVEL 2	LEVEL 3	NET ASSET VALUE	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net	$—	$1,550,175	$—	$—	$1,550,175
Assets, recurring basis:
Investments
Investments in affiliates	$—	$—	$—	$(1,810)	$(1,810)
CLO Notes	—	10,900	—	—	10,900
Interest rate swaps	—	1,496	—	—	1,496
Corporate equity securities	—	11	47,182	—	47,193
Total Investments	$—	$12,407	$47,182	$(1,810)	$57,779

NOVEMBER 30, 2017	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net	$—	$712,546	$—	$712,546
Assets, recurring basis:
Investments
Bonds	$—	$4,145	$—	$4,145
Notes	—	—	2,351	2,351
Interest rate swaps	—	1,698	—	1,698
Corporate equity securities	—	631	32,511	33,142
Total return swap	—	—	4,812	4,812
Total Investments	$—	$6,474	$39,674	$46,148

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

For loans held for sale, net, the Company uses observable market data when available, including pricing on recent trades, third party pricing, or when appropriate, the recovery value of underlying collateral.

For bonds and interest rate swaps, the Company primarily uses broker quotes for non-exchange traded investments based upon the observability of the inputs.

The following table presents the changes in Level 3 assets measured on a recurring and nonrecurring basis for year ended November 30, 2018 (in thousands):

	BALANCE AT DECEMBER 1, 2017	PURCHASES/ ADDITIONS	SETTLEMENTS, NET	TOTAL GAINS/ LOSSES (REALIZED AND UNREALIZED)(1)	NET TRANSFERS IN AND OUT OF LEVEL 3	BALANCE AT NOVEMBER 30, 2018	NET CHANGE IN UNREALIZED GAINS/LOSSES RELATING TO INSTRUMENTS STILL HELD AT NOVEMBER 30, 2018
Corporate equity securities	$32,511	$18,126	$—	$(3,455)	$—	$47,182	$(3,455)
Notes	$2,351	$—	$(2,767)	$416	$—	$—	$—
Total return swap	$4,812	$296	$(5,814)	$706	$—	$—	$—

The following table presents the changes in Level 3 assets measured on a recurring and nonrecurring basis for the year ended November 30, 2017 (in thousands):

	BALANCE AT DECEMBER 1, 2016	PURCHASES/ ADDITIONS	SETTLEMENTS, NET	TOTAL GAINS/ LOSSES (REALIZED AND UNREALIZED)(1)	NET TRANSFERS IN AND OUT OF LEVEL 3	BALANCE AT NOVEMBER 30, 2017	NET CHANGE IN UNREALIZED GAINS/LOSSES RELATING TO INSTRUMENTS STILL HELD AT NOVEMBER 30, 2017
Corporate equity securities	$8,877	$20,802	$—	$2,832	$—	$32,511	$2,832
Notes	$2,370	$—	$—	$(19)	$—	$2,351	$(19)
Total return swap	$3,309	$456	$—	$1,047	$—	$4,812	$1,047

(1)	Total gains and losses (realized and unrealized) are recorded in Other gains (losses), net on the Consolidated Statements of Earnings.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for year ended November 30, 2018. For the year ended November 30, 2017, $44.1 million was transferred from loans held for sale, net to loans receivable.

The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for the Company’s Level 3 financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class).

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of the Company’s financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.

Below is the summary of the valuation techniques, significant unobservable inputs and their ranges for the Company’s Level 3 financial assets and liabilities as of November 30, 2018:

FINANCIAL INSTRUMENTS OWNED	FAIR VALUE (IN THOUSANDS)	VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUT(S)	INPUT RANGE	WEIGHTED AVERAGE
Corporate equity securities
Non-exchange traded securities	$47,182		EBITDA multiple	1.6x-13.7x	7.8x
		Market Approach	Revenue multiple	1.0x-2.4x	1.6x

Below is the summary of the valuation techniques, significant unobservable inputs and their ranges for the Company’s Level 3 financial assets and liabilities as of November 30, 2017:

FINANCIAL INSTRUMENTS OWNED	FAIR VALUE (IN THOUSANDS)	VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUT(S)	INPUT RANGE	WEIGHTED AVERAGE
Corporate equity securities
Non-exchange traded securities	$32,511		EBITDA multiple	5.6x-10.7x	7.8x
		Market Approach
		Discounted Cash Flows	Revenue multiple	0.5x-2.0x	1.3x
Investments
Notes	$2,351	Asset Approach	Collateral Liquidation Values	N/A(1)	N/A(1)
Derivatives
Total return swap	$4,812	Discounted Cash Flows	—	—	—
			Constant prepayment rate	20.0%	20.0%
			Constant default rate	2.0%	2.0%
			Loss severity	25.0%	25.0%
			Yield	26.0%	26.0%

(1)	There is no meaningful quantitative information to provide as the methods of valuation are investment specific.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Below is a summary of financial instruments not measured at fair value on a recurring or non-recurring basis, but as of November 30, 2018 and 2017, but for which fair value is required to be disclosed (in thousands):

	NOVEMBER 30, 2018		NOVEMBER 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash	$1,033,048	$1,033,048	$1,555,484	$1,555,484
Restricted cash	468,934	468,934	875,270	875,270
Loans receivable, net	4,443,872	4,328,669	4,751,394	4,688,556
CLO notes(1)	45,735	43,962	—	—
Total	$5,991,589	$5,874,613	$7,182,148	$7,119,310

	NOVEMBER 30, 2018		NOVEMBER 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Credit facilities, net	$186,232	$192,083	$318,103	$323,806
Secured notes payable, net	3,620,191	3,646,054	3,882,817	3,976,732
Securities sold under agreement to repurchase	39,480	38,929	—	—
Long-term debt, net	2,054,023	2,062,584	2,073,479	2,152,397
Total	$5,899,926	$5,939,650	$6,274,399	$6,452,935

(1)	For the year ended November 30, 2018 the Company did not record any OTTI.

Cash and restricted cash—The carrying value of cash and restricted cash approximates fair value and are considered Level 1 measurements.

Loans receivable, net—A significant portion of the Company’s loans receivable are measured primarily using broker quotations and using pricing service data from external providers. When broker quotations and pricing service data is unavailable and there are no observable inputs, valuations are based on models involving projected cash flows of the borrower and market prices for comparable borrowers and are considered Level 2 measurements since there is no open exchange for loan assets.

CLO Notes—The fair value is based on prices observed from recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs.

Credit facilities, net—Due to the adjustable rate nature of the borrowings, the fair value of the credit facilities is estimated to be their carrying values less deferred structuring fees and are considered Level 2 measurements. Rates currently are comparable to those offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

Secured notes payable, net—The Company uses broker quotes for non-exchange traded secured notes payable and are considered Level 2 measurements.

Securities sold under agreement to repurchase—The carrying value approximates fair value which was determined by applying prevailing repurchase agreement market interest rates to the Company’s current repurchase agreement structure and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Long-term debt, net—Fair value of long-term debt is based on broker quotations, which are Level 2 inputs. When broker quotes are not available, values are estimated using a discounted cash flow analysis with a discount rate approximating current market interest rates for issuances of similar term debt.

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

Variable interests in VIEs include debt and equity interests, commitments and management and performance fees. Involvement with VIEs by the Company includes involvement as a portfolio manager of collateralized loan obligations (“CLOs”) or pre-CLO Warehouses (“CLO WHs”) acting as sponsor of CLOs funding the underlying loans prior to the close of a CLO and owning notes issued by the CLOs.

The Company determines whether it is the primary beneficiary of a VIE upon initial involvement with the VIE and reassess whether it is the primary beneficiary of a VIE on an ongoing basis. The determination of whether the Company is the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires judgment.

Considerations in determining the VIE’s most significant activities and whether the Company has the power to direct those activities include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees.

Variable interests in a VIE are assessed both individually and in aggregate to determine whether the Company has an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether the Company’s variable interest is significant to the VIE requires judgment. In determining the significance of the Company’s variable interest, the Company considers the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, the Company’s involvement in the VIE and the Company’s market-making activities related to the variable interests.

The Company is the primary beneficiary of CLOs and CLO WHs to which the Company transfers or directs the transfer of bank loans, securities and participation interests in the form of senior secured loans, second lien loans, unsecured loans, bonds and revolving credit loans to corporate entities. The Company also retained a portion of the secured notes issued by the CLOs or has first loss collateral of the CLO WHs. In the creation of the CLOs, the Company was involved in the decisions made during the establishment and design of the entity. The Company acts as the portfolio manager for the CLOs and holds variable interests consisting of the retained notes in the CLOs and first loss collateral in the CLO WHs that could potentially be significant. The assets of the CLOs and CLO WHs consist of loans, bonds and notes to corporate entities, which are available for the benefit of the vehicle’s beneficial interest holders. The creditors of the VIEs do not have recourse to the assets of the Company and the assets of the VIEs are not available to satisfy any debt other than those specific to the VIE.

The Company also holds interest in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company’s variable interest in these entities is in the form of insignificant CLO securities and fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities.

As of November 30, 2018, the Company recorded investments, at amortized cost, attributed to two non-consolidated VIEs of $56.6 million, with $0.2 million of receivables which are included within Other assets and Investments, respectively, on the Consolidated Balance Sheets. As of November 30, 2018, the Company’s maximum exposure to losses from this investment was $56.8 million.

9. CREDIT FACILITIES, NET

As of November 30, 2018 and 2017 the Company had secured credit facilities totaling $1.7 billion and $1.7 billion, respectively, which were used to fund loans. The interest rates related to the credit facilities are primarily variable interest rates based on LIBOR plus a spread as stated in the respective agreements. The credit facilities are secured by the underlying loans funded with the proceeds of the respective facility.

During the years ended November 30, 2018, 2017 and 2016, the Company entered into revolving credit agreements for $1.0 billion, $0.6 billion, and $0.5 billion, respectively. During the years ended November 30, 2018, 2017 and 2016, $1.1 billion, $0.6 billion and $0.3 billion of outstanding commitments matured or terminated and any outstanding amounts were repaid, respectively.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Below is a summary of the Credit Facilities and Members’ Fronting Line as of November 30, 2018 (in millions):

	THIRD PARTY FRONTING LINE	MEMBERS’ FRONTING LINE	APEX CLO 2017 III WH	APEX CLO 2018 WH II	CLO 2012 WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	TOTAL
Total availability under the facility	$800.0	$500.0	$—	$—	$—	$100.0	$300.0	$1,700.0
Outstanding balance	—	—	—	—	—	54.0	138.1	192.1 (1)
Current availability	$800.0	$500.0	$—	$—	$—	$46.0	$161.9	$1,507.9
Principal balance of loans pledged as collateral	$—	$—	$—	$—	$—	$73.2	$249.0	322.2
Largest outstanding amounts during the periods	977.2	500.0	359.3	259.6	126.7	55.4	148.6	2,426.8
Interest expense incurred	3.4	2.0	3.0	3.0	0.9	1.3	6.5	20.1
Undrawn facility fees incurred	5.9	2.6	—	—	—	0.3	2.0	10.8
Variable interest rate based on LIBOR	4.67%	5.30%	N/A	N/A	N/A	4.04%	4.76%
Maturity Date	2/20/2019 (2&3)	3/1/2019 (4&5)	Terminated	Terminated	Terminated	9/12/2021	2/10/2022 (6)

(1)	Outstanding balance does not include $5.9 million of deferred structuring fees which is recorded as a direct reduction of the credit facility on the consolidated balance sheet.

(2)	On February 21, 2018, the Third Party Fronting Line was increased to $800.0 million from $500.0 million.

(3)	Third Party Fronting line included a temporary increase of $233.0 million from 2/27/2018 to 3/27/2018.

(4)	The Member’s $500 million Fronting Line was renewed until March 1, 2019.

(5)	Each Member, at their discretion may make available additional advances in excess of its committed amount.

(6)	On February 10, 2017, the maturity of the facility was extended until February 10, 2022.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Below is a summary of the Credit Facilities and Members’ Fronting Line as of and for the year ended November 30, 2017 (in millions):

	THIRD PARTY FRONTING LINE	MEMBERS’ FRONTING LINE	APEX CLO 2017 III WH	CLO 2016 II WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	JFUND V LLC	TOTAL
Total availability under the facility	$500.0	$500.0	$250.0	$—	$100.0	$300.0	$—	$1,650.0
Outstanding balance	—	—	154.8	—	23.4	145.6	—	323.8 (1)
Current availability	$500.0	$500.0	$95.2	$—	$76.6	$154.4	$—	$1,326.2
Principal balance of loans pledged as collateral	$—	$—	$246.6	$—	$32.0	$251.1	$—	$529.7
Largest outstanding amounts during the periods	500.0	1,100.0 (2)	154.8	325.3	43.9	193.1	345.6	2,662.7
Interest expense incurred	4.4	5.1	0.9	1.6	0.7	6.7	3.1	22.5
Undrawn facility fees incurred	3.0	1.7	—	—	0.3	1.2	1.0	7.2
Variable interest rate based on LIBOR	4.19%	4.92%	3.34%	2.98%	2.88%	3.75%	3.05%	—
Maturity Date	2/26/2018 (3)	3/1/2018 (4)	8/4/2018	Terminated	9/12/2021	2/10/2022 (5)	Terminated

(1)	Outstanding balance does not include $5.7 million of deferred structuring fees which is recorded as a direct reduction of the credit facility on consolidated balance sheet.

(2)	Each Member, at their discretion may make available additional advances in excess of its committed amount.

(3)	On February 27, 2016, the Third Party Fronting Line was increased to $500.0 million from $481.7 million.

(4)	After March 1, 2016, the Members’ Fronting Line contains annual automatic one-year extensions, absent a 60-day termination notice by either party.

(5)	On February 10, 2017, the maturity of the facility was extended until February 10, 2022.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Below is a summary of the Credit Facilities and Members’ Fronting Line as of and for the year ended November 30, 2016 (in millions):

	THIRD PARTY FRONTING LINE	MEMBERS’ FRONTING LINE	JFIN CLO 2016-II WH	JFIN CLO 2016 WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	TOTAL
Total availability under the facility	$500.0	$500.0	$200.0	$—	$100.0	$300.0	$1,600.0
Outstanding balance	—	—	124.2	—	33.4	189.3	346.9 (1)
Current availability	$500.0	$500.0	$75.8	$—	$66.6	$110.7	$1,253.1
Principal balance of loans pledged as collateral	$—	$—	$219.4	$—	$45.0	$312.1	$576.5
Largest outstanding amounts during the periods	218.6	300.0	124.2	227.8	50.1	247.3	1,168.0
Interest expense incurred	0.3	0.1	0.3	1.3	0.7	7.1	9.8
Undrawn facility fees incurred	4.5	2.7	—	—	0.2	0.4	7.8
Variable interest rate based on LIBOR	3.88%	4.19%	2.88%	1.95%	2.39%	3.22%	—
Maturity Date	2/25/2017	3/1/2017	6/30/2017	Terminated	9/12/2021	2/12/2019

(1)	Outstanding balance does not include $4.1 million of deferred structuring fees.

Natixis LC Facility—On August 17, 2011, JFIN entered into a letter of credit and reimbursement agreement with Natixis, New York Branch for a $50.0 million letter of credit commitment (the “LC Facility”). The LC Facility was established for the purpose of issuing letters of credit to borrowers under credit facilities originated by JFIN. In June 2015, the Company extended its availability under the LC Facility until June 26, 2018. Subsequent to August 31, 2018, JFIN extended this agreement to June 26, 2021. Natixis may request the Company to post cash collateral not less than 105% of the outstanding face amount of issued letters of credit if certain events of default occur or 30 days prior to the termination of the LC Facility. Interest is charged on issued letters of credit at a rate of LIBOR plus a margin of 2.5%. As of November 30, 2018 and 2017, there were $45.1 million and $42.7 million, respectively, of letters of credit borrowed under the LC Facility. Interest expense for the years ended November 30, 2018, 2017 and 2016 was $1.1 million, $1.0 million and $1.0 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

Wells Fargo LC Facility—On March 10, 2016, the Company’s wholly-owned subsidiary JFIN LC Fund LLC (“LC Fund”), which was formed on February 1, 2016, entered into a Standby Letter of Credit Facility with Wells Fargo Bank, National Association (“Wells Fargo”), as issuing bank, pursuant to which the issuing bank has committed to provide a revolving letter of credit facility in an aggregate principal amount of up to $50.0 million. LC Fund’s obligations under the facility mature on the third anniversary of the closing date and are secured by a first lien perfected security interest in a specified segregated deposit account held at Wells Fargo into which the Company is required to deposit 102% of the outstanding face amount of issued letters of credit. The Company guarantees the payment obligations of LC Fund under the facility. In March 2018, the Company increased its stand by letter of credit facility to $100 million, and renewed the facility for an additional two years to March 9, 2020. As of November 30, 2018 and 2017, there were $50.4 million and $22.6 million, respectively, of letters of credit borrowed under the LC Facility. Interest expense for the years ended November 30, 2018, 2017 and 2016 was $1.5 million, $0.5 million and $0.2 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $5.0 million and $5.7 million at November 30, 2018, and 2017, respectively, and are included in Credit facilities, net on the Consolidated Balance Sheets. Amortization of deferred structuring fees expense for the years ended November 30, 2018, 2017 and 2016 was $6.5 million, $4.6 million and $4.8 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Undrawn Facility Fees—Undrawn facility fees in aggregate were $10.8 million, $7.2 million and $7.8 million for the years ended November 30, 2018, 2017 and 2016, respectively, and are included in Interest expense in the Consolidated Statements of Earnings.

10. SECURED NOTES PAYABLE, NET

CLOs consolidated by the Company are funded by the issuance of notes, which are included in Secured notes payable, net on the Consolidated Balance Sheets. Each of the CLOs’ respective assets are pledged as collateral against the secured notes issued by the respective CLO. The cash held by the term loan CLOs is used first to pay interest due to note holders or to be reinvested in loans as prescribed by the indentures. Four revolver CLOs contain $775.7 million variable funding notes (VFN) that contractually binds the holder to fund the notes upon certain events outlined in the indenture. As of November 30, 2018, the outstanding balance of the VFNs is zero. JFIN is entitled to the residual interest of all CLOs after all claims to note holders have been paid.

Following are the remaining maturities of the secured notes payable, net (in thousands):

	NOVEMBER 30, 2018	NOVEMBER 30, 2017
Due in 2019	$—	$—
Due in 2020	—	37,378
Due in 2021	—	—
Due in 2022	—	137,141
Due in 2023	—	177,096
Thereafter	3,620,192	3,531,202
Total	$3,620,192	$3,882,817

For the years ended November 30, 2018, 2017 and 2016 the Company repaid $1,819.8 million, $1,779.1 million and $454.8 million of outstanding secured notes payable.

Interest rates related to the secured notes are variable interest rates based on LIBOR plus a spread as stated in the respective note agreements ranging from 0.700% to 9.500%.

In connection with the refinancing of four and two of the Company’s CLO’s for years ended November 30, 2018 and 2017, respectively, $12.8 million and $4.4 million of original issue discount and $5.5 million and $6.4 million of structuring fees were accelerated and are included in interest expense in the Consolidated Statements of Earnings.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $33.6 million and $42.4 million as of November 30, 2018 and 2017, respectively, and are included in Secured notes payable, net on the Consolidated Balance Sheets. Deferred structuring fee expense, including acceleration associated with refinancing, was $15.7 million, $17.5 million and $9.8 million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

Original Issue Discount—The unamortized original issue discount of $26.6 million and $47.5 million as of November 30, 2018 and 2017, respectively, was included within Secured notes payable, net on the Consolidated Balance Sheets. Original issue discount expense, including acceleration associated with refinancing, was $25.3 million, $16.9 million and $9.2 million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

11. LONG-TERM DEBT, NET

Below is a summary of JFIN’s long-term debt as of November 30, 2018 (in millions):

DESCRIPTION	ISSUE DATE	OUTSTANDING PRINCIPAL AMOUNT	MATURITY	INTEREST RATE	INTEREST PAYMENT DATES
2020 Notes(1)	3/26/2013	$600.0	April 1, 2020	7.375%	April and October 1
2021 Notes(1)	10/14/2014	$425.0	April 15, 2021	7.500%	April and October 15
2022 Notes(1)	3/31/2014	$415.0	April 15, 2022	6.875%	April and October 15
2024 Notes(1)	8/03/2017	$387.3	August 15, 2024	7.250%	February and August 15
Secured Term Loan(2)	8/03/2017	$247.5	August 3, 2024(3)	Libor +2.500%	Last business day of each fiscal quarter

(1)	Collectively, the 2020 Notes, 2021 Notes, 2022 Notes and the 2024 Notes are referred to as the “Senior Notes”.

(2)	Issued with a Libor floor of 1%.

(3)	The Secured Term Loan matures on August 3, 2024, or December 31, 2019 if the amount outstanding on the 2020 Notes, 2021 Notes, 2022 Notes exceeds $100.0 million on such date.

In August 2017, JFIN and its wholly-owned subsidiary JFIN Co-Issuer Corporation (collectively, the “Issuers”), issued $400.0 million of senior unsecured notes (“2024 Notes”) to third party investors intended to be used for general corporate purposes.

The Senior Notes are not guaranteed by any of the Company’s subsidiaries; however, its subsidiaries may be required to guarantee the Senior Notes in the future pursuant to certain covenants as defined in the applicable Senior Notes offering memorandum. At any time prior to August 15, 2020, the Company may redeem the 2024 Notes, in whole or in part, at the Company’s option, at a redemption price equal to 100% of the principal amount of such 2024 Notes, plus the relevant Applicable Premium, as defined in the applicable offering memorandum as of, and accrued and unpaid interest, if any, to but not including the applicable redemption date. The 2020 Notes, 2021 Notes, 2022 Notes are redeemable (and on or after August 15, 2020, the 2024 Notes shall be redeemable), in whole or in part, at the Company’s option, at a redemption price equal to the respective percentage of the principal amount of any Senior Notes being redeemed set forth below during the twelve-month period beginning on the respective year indicated below, plus accrued but unpaid interest, if any, to but not including the applicable redemption date.

The table below summarizes the respective redemption prices for the Senior Notes within the twelve-month period after the respective redemption dates, plus accrued but unpaid interest:

	2020 NOTES	2021 NOTES	2022 NOTES	2024 NOTES
YEAR	PERCENTAGE
2019	100.000%	101.875%	101.719%	107.250%
2020	100.000%	100.000%	100.000%	103.625%
2021	—	100.000%	100.000%	101.813%
2022	—	—	100.000%	100.000%
2023	—	—	—	100.000%
2024 and thereafter	—	—	—	100.000%

Prior to August 15, 2020, the Company may redeem the 2024 Notes with cash proceeds from any equity offering at a redemption price of 107.250%, plus accrued but unpaid interest, if any, up to but not including the applicable redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of such Senior Notes (including any additional notes): provided that (1) in each case the redemption takes place not later than 180 days after the consummation of the related equity offering, and (2) not less than 60% of the original

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

aggregate principal amount of such Senior Notes (including any additional notes) issued under the applicable indenture remains outstanding immediately after such redemption (excluding the aggregate principal amount of all Senior Notes of such series, then held by the Issuers or any of their restricted subsidiaries).

If a change of control occurs, the holders of each series of the Senior Notes will have the right to require the Company to repurchase their Senior Notes, in whole or in part, at a purchase price of 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to the date of repurchase. If the Company sells certain assets and the net cash proceeds are not applied as permitted under the indenture governing such Senior Notes, the Company may have to use such proceeds to offer to purchase some of such Senior Notes at 100% of the principal, plus accrued and unpaid interest, if any, to the date of repurchase.

On August 3, 2017 JFIN refinanced its $215.0 million senior secured term loan into a new $250.0 million senior secured term loan. The term loan was subsequently amended on February 13, 2018, with the interest rate decreasing from 3.0% to 2.5%. The debt under the seven-year term loan is secured by a first lien security interest in unrestricted cash and loan receivables not encumbered by other facilities, and is subject to certain negative covenants. As of November 30, 2018 and 2017, $1.8 billion and $1.0 billion, respectively, of loans were pledged as collateral to the term loan. In connection with the refinancing, $1.2 million of original issue discount and $2.0 million of structuring fees were accelerated for the year ended November 30, 2017 and are included in interest expense in the Consolidated Statements of Earnings.

During the year ending November 30, 2018, the Company repurchased $10.0 million of the 2022 Notes and $12.7 million of the 2024 Notes. It is the Company’s policy to repurchase the Senior Notes in the open market depending on overall market conditions.

Interest expense related to Long-term debt was $145.8 million, $125.3 million and $114.9 million for the years ended November 30, 2018, 2017 and 2016, respectively.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $20.3 million and $25.9 million as of November 30, 2018 and 2017, respectively and are included in Long-term debt, net on the Consolidated Balance Sheets. Amortization of deferred structuring fee expense was $6.7 million, $7.6 million and $5.3 million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

Original Issue Discount—The unamortized original issue discount of $0.5 million and $0.6 million as of November 30, 2018 and 2017, respectively, was included within Long-term debt, net on the Consolidated Balance Sheets. The amortization of the original issue discount was $0.1 million, $1.5 million and $0.4 million for the years ended November 30, 2018, 2017 and 2016 respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

12. FEE INCOME, NET

The Company presents fee income net of origination, syndication and deferred underwriting fees in the Consolidated Statements of Earnings. The following is a summary of the components of Fee income, net for the years ended November 30, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Underwriting fees	$641,094	$625,754	$262,933
Administration fees	11,137	8,399	9,508
Other fees	67,887	61,024	52,104
	720,118	695,177	324,545
Less:
Deferred underwriting fees	(136,292)	(113,179)	(72,227)
Jefferies LLC fees, net(1)	(268,705)	(279,337)	(99,013)
Third party fees	(32,265)	(32,638)	(22,949)
Fee income, net	$282,856	$270,023	$130,356

(1)	Jefferies LLC is a wholly owned subsidiary of JGL.

13. OTHER GAINS (LOSSES), NET

The following summarizes Other gains (losses), net for the years ended November 30, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Realized gain (loss) on sale of loans held for sale	$10,445	$6,467	$(34,545)
Change in fair value of loans held for sale	(5)	(4,634)	(8,267)
Realized gain (loss) on investments	492	1,047	(24,597)
Unrealized gain (loss) on investments	(2,116)	1,863	(8,139)
Dividends	307	1,937	—
Other gains (losses), net	$9,123	$6,680	$(75,548)

14. INCOME TAXES

Under current federal and state income tax laws and regulations, the Company is treated as a partnership for tax reporting purposes and is generally not subject to income taxes. Additionally, no provision has been made for federal, state, or local income taxes on the results of operations generated by partnership activities; as such taxes are the responsibility of its Members. However, the Company is subject to certain state and local entity level income taxes, including New York City Unincorporated Business Tax. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company follows the provisions of accounting for

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

uncertainty in income taxes which prescribes a recognition threshold under which it is determined whether it is more likely than not that a tax position will be sustained on the basis of the technical merits of the position. For those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of the tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the tax authority is recognized.

Income tax expense for the years ended November 30, 2018, 2017 and 2016 consists of the following (in thousands):

	2018	2017	2016
Current—local	$7,591	$5,750	$(1,569)
Deferred—local	(91)	550	55
Total income tax expense (benefit)	$7,500	$6,300	$(1,514)

Deferred income taxes are provided for temporary differences in reporting certain items, principally the allowance for loan losses and deferred loan fees. The Company had a net deferred tax asset of $4.9 million and $4.9 million as of November 30, 2018, and 2017, respectively, included in Other assets on the Consolidated Balance Sheets.

For the years ended November 30, 2018 and 2017, the Company concluded, based upon its assessment of positive and negative evidence, that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company did not record a valuation allowance as of November 30, 2018 and 2017.

The Company’s effective tax rate was 3.7%, 3.4% and 4.2% for years ended November 30, 2018, 2017 and 2016, respectively. The Company’s effective tax rate for the years ended November 30, 2018, 2017 and 2016 differed from the New York City statutory rate of 4.0% primarily due to the exclusion of foreign income and losses not subject to tax in the United States and the apportioning of revenues for state tax purposes.

The Company had a current income tax payable balance of $27.7 million and $20.2 million as of November 30, 2018 and 2017 respectively, included in other liabilities on the Consolidated Balance Sheets.

The balance of net unrecognized tax benefits was $28.2 million and $23.1 million as of November 30, 2018 and 2017, respectively. Interest related to income tax liabilities is recognized in income tax (benefit) expense in the Consolidated Statements of Earnings. Penalties, if any, are recognized in other expenses in the Consolidated Statements of Earnings. The Company has interest accrued of approximately $5.3 million and $4.0 million as of November 30, 2018 and 2017, respectively. No material penalties have been accrued.

The Company is currently under examination by New York City for the years 2006 to 2013 The Company does not expect that the resolution of this examination will have a material impact on the Consolidated Financial Statements. The Company is subject to examination for the years starting 2010.

15. RELATED PARTY TRANSACTIONS

JGL—On July 20, 2017, JGL increased its capital commitment by $150.0 million bringing its total equity capital commitment to $750.0 million. On August 1, 2017, JGL contributed additional capital of $74.8 million. Distributions by JFIN to JGL in respect of taxes were $40.0 million for the year ended November 30, 2018. The undrawn capital commitment available to JFIN from JGL as of November 30, 2018 and 2017 was $55.2 million and $113.8 million, respectively, per the LLC agreement.

JFIN owed JGL $0.3 million and $0.4 million as of November 30, 2018 and 2017, related to interest payable on the Members’ Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets. Interest expense on the Members’ Fronting Line for JGL was $2.4 million, $3.5 million and $1.3 million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Interest expense in the Consolidated Statements of Earnings. For the years ended November 30, 2018, 2017 and 2016, the Company borrowed in aggregate from JGI $1.9 billion, $3.0 billion and $0.2 billion, respectively.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

JGL provided a guarantee to one of the consolidated CLOs, whereby Jefferies was required to make certain payments to the CLO in the event that JFIN was unable to meet its obligations. In October 2017, the related VFN note was redeemed in full and the guaranty terminated.

Mass Mutual—On July 20, 2017, Mass Mutual increased its capital commitment by $150.0 million bringing its total equity capital commitment to $750.0 million. On August 1, 2017, Mass Mutual contributed additional capital of $74.8 million. Distributions by JFIN to Mass Mutual in respect of taxes were $40.0 million for the year ended November 30, 2018. The undrawn capital commitment available to JFIN from Mass Mutual as of November 30, 2018 and 2017 was $55.2 million and $113.8 million, respectively, per the LLC agreement.

JFIN owed Mass Mutual $0.6 million and $0.4 million as of November 30, 2018 and 2017, related to interest payable on the Members’ Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets. Interest expense on the Members’ Fronting Line for Mass Mutual was $2.1 million, $3.2 million and $1.3 million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Interest expense in the Consolidated Statements of Earnings. For the years ended November 30, 2018, 2017 and 2016, the Company borrowed in aggregate from Mass Mutual $1.3 billion, $1.8 billion, $0.2 billion, respectively.

Mass Mutual has also provided JFIN’s direct lending subsidiary, JFAM access to capital to invest on their behalf and paid $0.7 million and $0.4 million for years ending November 30, 2018 and 2017, respectively in management fees to JFAM.

During the year the Company entered into a Limited Partnership Agreement with Mass Mutual for the purpose of investing in certain revolving credit facilities. Please refer to Note 6 for further information.

Babson Capital Management LLC (“BCM”)—BCM is the subadvisor to one of the Company’s CLOs and is entitled to receive management and incentive fees, which are included in General, administrative and other in the Consolidated Statements of Earnings.

Below is a summary of management fees earned by BCM for the years ended November 30, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Management fees charged by BCM	$912	$2,807	$1,488

JFIN owed BCM approximately $0.2 million related to collateral management fees as of November 30, 2018 and 2017, which is recorded in Due to affiliates on the Consolidated Balance Sheets.

Jefferies LLC—Under the Jefferies Service Agreement, Jefferies LLC (“Jefferies”), a wholly owned subsidiary of JGL, is required to provide specifically identified staff for the benefit of the Company. Also, under the agreement, JFIN is required to reimburse Jefferies for administration, rent, taxes and origination fees as well as any other services performed in the support of loan origination activities.

Below is a summary of expenses charged by Jefferies to JFIN for the years ended November 30, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Compensation and benefits	$31,661	$24,222	$28,919
Administration expenses	26,003	22,938	13,935
Occupancy expenses	3,322	2,928	2,999
New York City Unincorporated Business Tax	635	291	347
Expenses charged by Jefferies	$61,621	$50,379	$46,200

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The Company’s operating costs are paid by Jefferies and are included in Compensation and benefits and General, administrative and other in the Consolidated Statements of Earnings. Compensation and benefit costs include salaries, bonuses, retirement and medical insurance plan costs, of which certain amounts are deferred as direct loan origination costs.

All benefit plans that the employees participate in are provided by Jefferies. Therefore, benefit plan expenses are determined based upon participation and are reflected through an allocation from Jefferies to the Company. Administration and occupancy expenses are included in General, administrative and other. The Company reimburses Jefferies for all compensation, administration, occupancy and other amounts paid by Jefferies on behalf of the Company on a monthly basis.

Under the Jefferies Service Agreement, JFIN receives from and pays to Jefferies fees on certain transactions originated by Jefferies. Net origination expenses were $268.7 million, $279.3 million and $99.0 million for the years ended November 30, 2018, 2017 and 2016, respectively, and are recorded in Fee income, net, in the Consolidated Statements of Earnings.

In the regular course of business, JFIN enters into agreements, related to specific transactions, with Jefferies and/or JGL to provide certain operational support, subsidies for loans, reimbursement of expenses, or to mitigate potential losses on transactions.

JFIN owed Jefferies $34.6 million and $34.1 million at November 30, 2018 and 2017, respectively, which were recorded in Due to affiliates on the Consolidated Balance Sheets.

Additionally, JFIN had cash on deposit at Jefferies totaling $14.1 million at November 30, 2018 and 2017.

At November 30, 2018 and 2017, JGL provides guarantees of the obligations of certain of its subsidiaries that own variable funding notes issued by certain CLOs, whereby such subsidiary is required to make certain payments to such CLO in the event that JFIN is unable to meet its obligations under such CLO. On October 24, 2017, this guarantee was terminated as the related CLO notes were redeemed. Additionally, JFP and Jefferies Funding LLC (JFL) have entered into derivative contracts or participation agreements with JFIN whose underlying value is based on certain securities issued by certain CLOs. Under these contracts, JFIN paid approximately $5.8 million and $1.2 million to JFP and JFL, respectively. The derivative contract entered with JFP was terminated in September 2018. Refer to Note 6, Investments, and Note 7, Financial Instruments at Fair Value.

In connection with the issuance of the Senior Notes, Jefferies acted as underwriter. Jefferies also acted as a placement agent and underwriter for certain CLOs and holds a portion of certain secured notes.

On September 21, 2016, JFIN CLO 2016-II entered into a $200.0 million pre-CLO warehouse financing arranged by Jefferies Leveraged Credit Products LLC. The warehouse was terminated on February 24, 2017 when the assets were contributed into the CLO. On August 4, 2017, Apex Credit CLO 2017-III WH entered into a $250.0 million pre-CLO warehouse financing arranged by Jefferies Leveraged Credit Products LLC. The warehouse was terminated on March 28, 2018 when the assets were contributed into the CLO. On April 20, 2018, JFIN CLO 2012 WH entered into a $200.0 million pre-CLO warehouse financing arranged by Jefferies Leveraged Credit Products LLC. The warehouse was terminated on August 17, 2018 when the assets were contributed into the CLO.

16. LOAN COMMITMENTS

From time to time, the Company makes commitments to extend revolving lines of credit and delayed draw term loans to borrowers. These commitments are not recorded as assets on the Consolidated Balance Sheets. Once drawn, the funded amounts can be pledged as collateral under the Company’s credit facilities. As of November 30, 2018 and 2017, the Company had undrawn commitments of $2.2 billion and $1.9 billion, respectively. As of November 30, 2018, the Company, through CLOs, had the capacity to fund $0.9 billion of revolving commitments. In addition, $214.5 million of revolving commitments were held in a credit facility subject to equity requirements. As of November 30, 2018 and 2017,

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

these commitments had maturity dates through June 2026 and October 2024, respectively. For the years ended November 30, 2018, 2017 and 2016, the Company earned unfunded fees of $15.4 million, $13.0 million and $11.5 million, respectively. These amounts are included in Fee income, net in the Consolidated Statements of Earnings.

In addition, during the normal course of business, the Company extends commitments to underwrite loan products. As of November 30, 2018, the Company had $3.4 billion of commitments to these credit facilities, of which $0.7 billion had been syndicated to third parties. As of November 30, 2017, the Company had $2.6 billion of commitments to these credit facilities, of which $0.6 billion had been syndicated to third parties.

17. CONCENTRATIONS OF CREDIT RISK

In the normal course of business, the Company engages in commercial lending activities with borrowers primarily throughout the United States. As of November 30, 2018, there was only one borrower whose individual outstanding loan balance represented 5% or more of all loan balances. As of November 30, 2017, there was no borrower whose individual outstanding loan balance represented 5% or more of all loan balances. As of November 30, 2018, business services, healthcare and retail were the largest industry concentrations, which made up approximately 27%, 11% and 8%, respectively, of all loan balances. As of November 30, 2017, healthcare, business services, retail, and hotel, gaming and leisure were the largest industry concentrations, which made up approximately 13%, 11%, 10%, and 8%, respectively, of all loan balances. Loans balances include Loans receivable and Loans held for sale.

* * * * * *

