Form 10-KT/A
period 2018-11-30
Jefferies Financial Group Inc.
filed 2019-03-28
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K/A
(Amendment No. 1)

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
LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 2.

Explanatory Note

In reliance on General Instruction A.(4) to Form 10-K, we are filing this Amendment No. 1 to our Transition Report on Form 10-K for the fiscal year ended November 30, 2018, filed with the U.S. Securities and Exchange Commission on January 29, 2019 ("Original Report") solely to add National Beef Packing Company, LLC ("National Beef") financial statements as of December 29, 2018 and December 30, 2017 and for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 and Berkadia Commercial Mortgage Holding LLC ("Berkadia") financial statements as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016. The National Beef and Berkadia financial statements are included in Item 15(c), Financial Statement Schedule as required pursuant to Rule 3-09 of Regulation S-X.

This Amendment No.1 does not reflect events occurring after the filing of the Original Report and does not modify or update disclosures as originally filed, except as required to reflect the additional information provided herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

Reports of Independent Registered Public Accounting Firms	F-1***
Financial Statements:
Consolidated Statements of Financial Condition at November 30, 2018 and December 31, 2017	F-4***
Consolidated Statements of Operations for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016	F-5***
Consolidated Statements of Comprehensive Income (Loss) for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016	F-7***
Consolidated Statements of Cash Flows for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016	F-8***
Consolidated Statements of Changes in Equity for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016	F-10***
Notes to Consolidated Financial Statements	F-11***

(2)	Financial Statement Schedules.
Schedule I - Condensed Financial Information of Jefferies Financial Group Inc. (Parent Company Only) at November 30, 2018 and December 31, 2017 and for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 and 2016.***

(3)	See Exhibit Index below for a complete list of Exhibits to this report.

(b)	Exhibits.
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-5721, unless otherwise indicated.
(c)    Financial Statement Schedules.
Jefferies Finance LLC financial statements as of November 30, 2018 and 2017, and for the years ended November 30, 2018, 2017 and 2016.***
National Beef Packing Company, LLC financial statements as of December 29, 2018 and December 30, 2017, and for the years ended December 29, 2018, December 30, 2017 and December 31, 2016.
Berkadia Commercial Mortgage Holding LLC financial statements as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016.

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

10.42
Third Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, LLC, a Delaware limited liability company, dated as of June 5, 2018, by and among the Company, Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation), NBM US Holdings, Inc., a Delaware corporation, U.S. Premium Beef, LLC, a Delaware limited liability company, NBPCo Holdings, LLC, a South Dakota limited liability company and TMK Holdings, LLC, a Missouri limited liability company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 11, 2018). *

10.43
Purchase and Sale Agreement, dated as of April 9, 2018, by and among NBM US Holdings, Inc., a Delaware corporation, Marfrig Global Foods S.A., a Brazilian corporation (sociedade por ações), Leucadia National Corporation, a New York corporation, NBPCo Holdings, LLC, a South Dakota limited liability company, Leucadia, in its capacity as the Sellers' Representative, and National Beef Packing Company, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2018). *

10.44
Amendment to Purchase and Sale Agreement, dated as of June 5, 2018, by and among NBM US Holdings, Inc., a Delaware corporation, Marfrig Global Foods S.A., a Brazilian corporation (sociedade por ações), Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation), a New York corporation, NBPCo Holdings, LLC, a South Dakota limited liability company and National Beef Packing Company, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2018). *

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

21	Subsidiaries of the registrant.***

23.1	Consent of Deloitte & Touche LLP. with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318) and Form S-3ASR (No. 333-214759). ***

23.2	Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318) and Form S-3ASR (No. 333-214759). ***

23.3	Consent of Deloitte & Touche LLP, with respect to the incorporation by reference into the Registration No. 333-185318 on Form S-8, and No. 333-214759 on Form S-3ASR. ***

23.4	Consent of Grant Thornton LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318) and Form S-3ASR (No. 333-214759).

23.5	Consent of Deloitte & Touche LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318) and Form S-3ASR (No. 333-214759).

23.6	Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318) and Form S-3ASR (No. 333-214759).

23.7	Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318) and Form S-3ASR (No. 333-214759).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
Financial statements from the Annual Report on Form 10-K of Jefferies Financial Group Inc. for the eleven months ended November 30, 2018, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) the Notes to Consolidated Financial Statements and (vii) the Financial Statement Schedule.***

____________________________

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.
***
Included in Part IV in Jefferies Transition Report on Form 10-K for the fiscal year ended November 30, 2018, which was initially filed with the U.S. Securities and Exchange Commission on January 29, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.

Date: March 28, 2019	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Managers
National Beef Packing Company, LLC
We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC, (a Delaware limited liability company) and subsidiaries, which comprise the consolidated balance sheet as of December 29, 2018, and the related consolidated statements of operations, comprehensive income, cash flows, and members’ capital, for the year then ended, and the related notes to the financial statements.
Management's responsibility for the financial statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of December 29, 2018, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Kansas City, Missouri
March 13, 2019

INDEPENDENT AUDITORS’ REPORT
The Board of Managers and Members
National Beef Packing Company, LLC:
We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC and its subsidiaries (the "Company"), which comprise the consolidated balance sheet as of December 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), members’ capital, and cash flows for the fiscal year then ended, and the related notes to the consolidated financial statements.

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

Auditors’ Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and its subsidiaries as of December 30, 2017, and the results of their operations and their cash flows for the fiscal year then ended in accordance with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Kansas City, Missouri
March 14, 2018

Report of Independent Auditors
The Board of Managers and Members
National Beef Packing Company, LLC:
We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC, and its subsidiaries, which comprise the consolidated statement of operations, cash flows, members’ capital, and comprehensive income (loss) for the year ended December 31, 2016.
Management's Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Beef Packing Company, LLC and its subsidiaries for the year ended December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.
/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 9, 2017, except as to the revision of the statement of cash flows described in Note 2, which is dated March 14, 2018.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$46,746	$18,516
Accounts receivable, less allowance for returns and doubtful accounts of $2,584 and $4,211 respectively	215,318	186,837
Due from affiliates	803	786
Other receivables	4,718	9,302
Inventories	246,687	261,302
Other current assets	19,577	15,537
Total current assets	533,849	492,280
Property, plant and equipment, at cost:
Land and improvements	26,920	20,378
Buildings and improvements	214,586	182,100
Machinery and equipment	428,298	360,974
Trailers and automotive equipment	2,544	2,626
Furniture and fixtures	12,854	12,052
Construction in progress	59,540	71,934
	744,742	650,064
Less accumulated depreciation	305,369	248,917
Net property, plant and equipment	439,373	401,147
Goodwill	14,991	14,991
Other intangibles, net of accumulated amortization of $316,782 and $271,519 respectively	494,286	539,549
Other assets	19,581	13,792
Total Assets	$1,502,080	$1,461,759
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$18,198	$13,247
Cattle purchases payable	109,083	116,732
Accounts payable — trade	71,980	71,213
Due to affiliates	150	762
Accrued compensation and benefits	111,046	82,640
Accrued insurance	24,515	14,661
Other accrued expenses and liabilities	31,909	20,668
Total current liabilities	366,881	319,923
Long-term debt, excluding current installments	161,639	185,973
Other liabilities	22,273	26,655
Total liabilities	550,793	532,551

Commitments and contingencies

Members’ capital:
Members’ capital	951,366	929,265
Accumulated other comprehensive loss	(79)	(57)
Total members’ capital	951,287	929,208
Total Liabilities and Members' capital	$1,502,080	$1,461,759
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
Net sales	$7,487,272	$7,353,662	$7,021,902
Costs and expenses:
Cost of sales	6,701,222	6,764,057	6,513,767
Selling, general and administrative	73,754	77,459	71,849
Depreciation and amortization	105,028	98,515	94,483
Total costs and expenses	6,880,004	6,940,031	6,680,099
Operating income	607,268	413,631	341,803
Other income (expense):
Interest income	314	339	166
Interest expense	(10,465)	(6,658)	(12,946)
Income before taxes	597,117	407,312	329,023
Income tax expense	2,607	2,238	2,166
Net income	$594,510	$405,074	$326,857
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
Net income	$594,510	$405,074	$326,857
Other comprehensive income:
Foreign currency translation adjustments	(22)	80	(14)
Comprehensive income	$594,488	$405,154	$326,843
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
Cash flows from operating activities:
Net income	$594,510	$405,074	$326,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,028	98,515	94,483
Provision for doubtful accounts	9,575	9,416	9,910
Deferred income tax provision	248	823	217
Gain on disposal of property, plant and equipment	(960)	(1,144)	(98)
Amortization of debt issuance costs	722	766	692
Change in assets and liabilities:
Accounts receivable	(38,056)	(29,370)	26,847
Due from affiliates	(17)	132	(399)
Other receivables	4,584	(2,787)	2,432
Inventories	14,615	14,051	(40,018)
Other assets	(9,829)	(4,598)	(10,466)
Cattle purchases payable	(7,649)	24,460	20,761
Accounts payable	(1,851)	7,485	7,913
Due to affiliates	(612)	(251)	231
Accrued compensation and benefits	28,406	13,930	53,567
Accrued insurance	9,854	(10,381)	(6,580)
Other accrued expenses and liabilities	6,611	27,905	(2,491)
Net cash provided by operating activities	715,179	554,026	483,858
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(96,530)	(70,446)	(62,010)
Proceeds from sale of property, plant and equipment	2,122	2,791	16,788
Net cash used in investing activities	(94,408)	(67,655)	(45,222)
Cash flows from financing activities:
Receipts under revolving credit lines	255,288	280,000	120,000
Payments under revolving credit lines	(290,288)	(200,000)	(241,961)
Repayments of term note payable	—	(17,500)	(35,000)
Receipts under reducing revolving credit lines	300,000	197,500	—
Payments under reducing revolving credit lines	(285,000)	(335,000)	—
Net repayments of other indebtedness/capital leases	(105)	(119)	(6,688)
Cash paid for financing costs	—	(2,769)	—
Member distributions	(572,409)	(427,739)	(255,082)
Net cash used in financing activities	(592,514)	(505,627)	(418,731)
Effect of exchange rate changes on cash	(27)	70	(16)
Net increase (decrease) in cash	28,230	(19,186)	19,889
Cash and cash equivalents at beginning of period	18,516	37,702	17,813
Cash and cash equivalents at end of period	$46,746	$18,516	$37,702
Supplemental disclosures:
Cash paid during the period for interest	$11,333	$6,512	$13,851
Cash paid during the period for taxes	$1,906	$792	$1,094
Supplemental non-cash disclosures of investing and financing activities:
Non-cash additions to property, plant and equipment	$3,677	$—	$—
Assets acquired through capital lease	$147	$137	$305
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Members’ Capital
(in thousands)

	Members’ Capital	Accumulated Other Comprehensive (Loss) Income	TOTAL
Balance at December 26, 2015	$880,155	$(123)	$880,032
Net income	326,857	—	326,857
Distributions	(255,082)	—	(255.082)
Foreign currency translation adjustments	—	(14)	(14)
Balance at December 31, 2016	$951,930	$(137)	$951,793
Net income	405,074	—	405,074
Distributions	(427,739)	—	(427,739)
Foreign currency translation adjustments	—	80	80
Balance at December 30, 2017	$929,265	$(57)	$929,208
Net income	594,510	—	594,510
Distributions	(572,409)	—	(572.409)
Foreign currency translation adjustments	—	(22)	(22)
Balance at December 29, 2018	$951,366	$(79)	$951,287
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS
National Beef Packing Company, LLC (the Company) is a Delaware limited liability company.  The Company and its subsidiaries sell meat products to customers in the food service, international, further processor and retail distribution channels. The Company also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.
The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia, and Kansas City, Kansas. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to the Company and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services for the Company. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas.  As of December 29, 2018 and December 30, 2017, approximately 63% of our employees were represented by collective bargaining agreements.  The Company makes certain contributions for the benefit of employees (see Note 6).
On June 5, 2018, Marfrig Global Foods S.A (Marfrig) acquired a 51% interest in the Company from certain existing members for aggregate net cash consideration of approximately $969.0 million.
NOTE 2.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The 2016 and 2015 statement of cash flows have been revised to present borrowings and repayments under the revolving line of credit on a gross basis. This change in presentation does not affect previously reported cash flows (used in) provided by financing activities in the Consolidated Statements of Cash Flows.  This reclassification does not impact net income.
Accounting Changes
Except for the changes discussed below, the Company has consistently applied the accounting policies to all periods presented in the consolidated financial statements.
Effective December 31, 2017, the beginning of our 2018 fiscal year, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). We adopted this standard, using the cumulative effect adjustment, often referred to as modified retrospective approach. Under this method, we did not restate the prior financial statements presented. There was no cumulative effect to be recorded as an adjustment to the opening balance of retained earnings. The comparative information was not restated and continues to be presented under the accounting standards in effect for those periods. Additional information regarding revenue recognition is included in “Note 3. Revenue Recognition.”
Fiscal Year
The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December.  Fiscal 2018 and 2017 were 52 week fiscal years while fiscal 2016 was a 53 week fiscal year. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.
Use of Estimates
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Allowance for Returns and Doubtful Accounts
The allowance for returns and doubtful accounts is the Company’s best estimate of the amount of probable returns and credit losses in the Company’s existing accounts receivable.  The Company determines these allowances based on historical experience, customer conditions and management’s judgments. Management considers factors such as changes in the economy and industry.  Specific accounts are reviewed individually for collectability.
The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands).

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 31, 2016	$(5,429)	$(9,910)	$11,395	$(3,944)
December 30, 2017	$(3,944)	$(9,416)	$9,149	$(4,211)
December 29, 2018	$(4,211)	$(9,575)	$11,202	$(2,584)
Inventories
Inventories consist primarily of beef and beef by-products and supplies, and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.
Inventories at December 29, 2018 and December 30, 2017 consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Dressed and boxed beef products	$181,032	$190,103
Beef by-products	35,789	42,256
Supplies and other	29,866	28,943
Total inventory	$246,687	$261,302
Property, plant and equipment
Property, plant and equipment were recorded at fair value as of December 31, 2011 as a result of the Leucadia transaction.  Property, plant and equipment purchased subsequent to the transaction are recorded at cost.  Property, plant and equipment are depreciated principally on a straight-line basis over the estimated useful life of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 15 years
Automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years
Depreciation expense was $59.8 million, $53.3 million and $49.2 million for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 respectively.
Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative.  Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations as incurred.
The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $1.9 million, $1.0 million and $0.5 million for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows.  Impairment, if any, is recognized based on fair value of the assets.  Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of our property plant, and equipment may not be recoverable during 2018 or 2017.
Goodwill and Other Intangible Assets
ASC 350, Intangibles - Goodwill and Other, provides that goodwill shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  The Company evaluates goodwill annually for impairment at the end of December and this test involves comparing the fair value of a reporting unit to the reporting unit’s book value to determine if any impairment exists.  Fair values are based on valuation techniques we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The Company calculates the fair value of the reporting unit using estimates of future cash flows and other market comparable information deemed appropriate. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  If the book value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As a result of the testing performed on the Company’s goodwill the fair value exceeded the carrying value of the reporting unit and thus no impairment charge was recorded. Adverse market or economic events could result in impairment charges in future periods.
The amounts of goodwill are as follows (amounts in thousands):

	December 29, 2018	December 30, 2017
Beginning balance	$14,991	$14,991
Adjustments	—	—
Ending balance	$14,991	$14,991
ASC 360, Impairment and Disposal of Long-Lived Assets, provides that we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2018 or 2017 related to the Company’s intangible assets, thus no impairment charge was recorded.
The amounts of other intangible assets are as follows (amounts in thousands):

	Weighted Average Amortization Period	December 29, 2018
		Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$406,530	$158,095
Tradenames	20	260,108	91,093
Cattle supply contracts	15	143,600	67,013
Other	10	830	581
	18	$811,068	$316,782

Total intangible assets		$811,068	$316,782

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Amortization Period	December 30, 2017
		Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$406,530	$135,510
Tradenames	20	260,108	78,071
Cattle supply contracts	15	143,600	57,440
Other	10	830	498
	18	$811,068	$271,519

Total intangible assets		$811,068	$271,519
For the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 the Company recognized $45.3 million, $45.3 million and $45.3 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 29, 2018, for each of the next five years and thereafter:

(Amounts in thousands)
Estimated amortization expense for fiscal years ended:
2019	$45,245
2020	45,245
2021	45,245
2022	45,162
2023	45,159
Thereafter	268,230
Total	$494,286
Overdraft Balances
The majority of the Company’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in operating activities on the Company’s consolidated statement of cash flows.
Self-insurance
The Company is self-insured for certain losses relating to workers’ compensation, automobile liability, general liability and employee medical and dental benefits.  The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued in accrued insurance and other long-term liabilities in the Company’s consolidated balance sheets based upon the Company’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and the Company’s historical experience rates.
Environmental Expenditures and Remediation Liabilities
Environmental expenditures that relate to current or future operations and which improve operational capabilities are capitalized at the time of expenditure. Expenditures that relate to an existing or prior condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation
The Company has representative offices located in Tokyo, Japan; Seoul, South Korea; and Hong Kong. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are recorded at average exchange rates for the period.  Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.
Income Taxes
The provision for income taxes is computed on a separate legal entity basis.  Accordingly, as the Company is a limited liability company, the separate legal entity does not provide for income taxes, as the results of operations are included in the taxable income of the individual members. However, certain states impose privilege taxes on the apportioned taxable income or income related measurements of the Company.  To the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2018, 2017, 2016 and 2015.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 29, 2018 and December 30, 2017, as substantially all debt carries variable interest rates.
Selling, General and Administrative Costs
Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.  Selling, general and administrative costs consist of aggregated expenses that generally apply to multiple locations.
Shipping Costs
Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.
Advertising
Advertising expenses are charged to operations in the period incurred and were $16.2 million, $20.8 million and $19.2 million for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016.
Comprehensive Income
Comprehensive income consists of net income and foreign currency translation adjustments.
Derivative Activities
The Company uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with ASC 815, Derivatives and Hedging, the Company accounts for futures contracts and their related firm purchase commitments at fair value. Firm commitments for sales are treated as normal sales and therefore not marked to market. Certain firm commitments to purchase cattle, are marked to market when a price has been agreed upon, otherwise they are treated as normal purchases and, therefore, not marked to market.  ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction is settled. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under ASC 815 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.
The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities.
NOTE 3.  REVENUE RECOGNITION
The Company recognizes revenue mainly through retail, foodservice, international, and other distribution channels. Our revenues primarily result from contracts with customers and are generally short term in nature with the delivery of product as the single performance obligation. We recognize revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. In accordance with Topic 340, an entity may elect a practical expedient that allows the entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Our contracts are generally less than one year, therefore we have elected this practical expedient and have recognized costs paid to obtain contracts as expense when incurred. Additionally, items that are not material in the context of the contract are recognized as expense. Any taxes collected on behalf of government authorities are excluded from net revenues.
Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, and allowances, such as discounts, rebates, volume-based incentives, cooperative advertising, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue based on amounts we expect to pay. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established on a regular basis such that most customer arrangements and related incentives have a duration of less than one year. Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time is required before payments are due. Additionally, we do not grant payment financing terms greater than one year.
Disaggregated Revenue
The following table further disaggregates our sales to customers by major revenue stream (in thousands):

December 29, 2018
Beef, pork & beef by-products	$7,617,890
Other	229,931
Intercompany	(360,549)
Net Sales	$7,487,272
Contract Balances
Nearly all of the Company’s contracts with its customers are short-term, defined as less than one year. The Company receives payment from customers based on terms established with the customer. Payments are typically due within seven days of delivery. There are rarely contract assets related to costs incurred to perform in advance of scheduled billings. The Company, which ships internationally requires certain customers to pay in advance to avoid collection risk. Revenue contract liabilities relate to payments received in advance of satisfying the performance under the customer contract.
Changes in the contract liability balances during 2018 are as follows (in thousands):

	December 29, 2018	December 31, 2017	Change
Contract liabilities	$15,096	$20,904	$(5,808)

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of the revenue was recognized in 2018 related to the prior year contract liability. The Company expects to recognize substantially all of the current year liability in 2019.
NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), along with several updates, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity may elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or the beginning of the period of adoption using a cumulative-effect adjustment approach. The provisions of the new guidance will be effective as of the beginning of our 2019 fiscal year. We will adopt the new standard as of December 30, 2018, the beginning of our 2019 fiscal year and recognize and measure leases at the beginning of the period of adoption. We will elect the package of practical expedients available under the transition guidance which, among other things, allows the carry-forward of historical lease classification. We will make an accounting policy election to not apply the new guidance to leases with a term of 12 months or less and will recognize those payments in the Consolidated Statement of Income on a straight-line basis over the lease term. We have implemented a system solution for administering our leases and facilitating compliance with the new guidance. Adoption of the standard is expected to result in an approximate $75 million increase in operating lease right of use assets and liabilities in our Consolidated Balance Sheet. However, we do not believe the standard will have a material impact on our Consolidated Statement of Operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of the new guidance will be effective as of the beginning of our 2020 fiscal year. Early adoption is permitted after our 2018 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, new accounting guidance to improve the effectiveness of disclosures related to fair value measurements. The new guidance removes certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy along with the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Additions to the disclosure requirements include more quantitative information related to significant unobservable inputs used in Level 3 fair value measurements and gains and losses included in other comprehensive income. The new guidance will be effective as of our 2020 fiscal year with early adoption permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LONG-TERM DEBT AND LOAN AGREEMENTS
The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 29, 2018 and December 30, 2017, debt consisted of the following:

	December 29, 2018	December 30, 2017
	(in thousands)
Short-term debt:
Reducing revolver credit facility (a)	18,750	13,750
Current portion of loan costs (c)	(723)	(724)
Current portion of capital lease obligations (c)	171	221
	18,198	13,247
Long-term debt:
Reducing revolver credit facility (a)	116,250	106,250
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	45,000	80,000
Long-term portion of loan costs (c)	(1,746)	(2,468)
Long-term capital lease obligations (c)	135	191
	161,639	185,973
Total debt	$179,837	$199,220
___________________________________
(a)Senior Credit Facilities - In June 2017, the Company entered into a Third Amended and Restated Credit Agreement (the "Debt Agreement"). The Debt Agreement matures in June 2022. In March 2018, the Company amended the Debt Agreement to include a $375.0 million reducing revolver loan and a $275.0 million revolving credit facility. The reducing revolver loan commitment decreases by approximately $18.8 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries and includes customary covenants including a single financial covenant that requires the Company to maintain a minimum tangible net worth; at December 29, 2018, the Company was in compliance with the single financial covenant.
At December 29, 2018, the Company’s outstanding debt under the Debt Agreement consisted of a reducing revolver loan with an outstanding balance of $135.0 million and $45.0 million drawn on the revolving credit facility.  The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 3.0% depending upon certain financial ratios and the rate selected.  At December 29, 2018, the interest rates on the outstanding reducing revolving loan and revolving credit facility were 4.1% and 4.2%, respectively.
Borrowings under the reducing revolver loan and the revolving credit facility are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the revolving credit facility can also be used to issue letters of credit; letters of credit aggregating $13.9 million were outstanding at December 29, 2018.  Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount.  At December 29, 2018, after deducting outstanding amounts and issued letters of credit, $165.9 million of the unused revolving credit facility and $240.0 million of the reducing revolver commitment was available to the Company.
(b)Industrial Development Revenue Bonds—Effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings.  Under the transaction, the City purchased the Company’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase the facility and leased the facility to the Company for an identical term under a capital lease.  The Company purchased the City's bonds with proceeds of its term loan under the Debt Agreement.  Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, effectively controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in the Company’s consolidated balance sheets.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Debt Agreement.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.
The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.9 million of industrial development revenue bonds on the Company’s behalf to fund the purchase of equipment and construction improvements at the Company’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million. Of the four series of bonds, only the $1.0 million and $1.0 million due on demand or on February 1, 2029 and March 1, 2027, respectively remain outstanding. The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum.  The Company has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent could use the letter of credit to fund such tender. Because each series of bonds is backed by a letter of credit under our Debt Agreement, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.
On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings.  Under the transaction, the city of St. Joseph issued $10.2 million in bonds due in December 2022, used the proceeds to purchase the equipment within the Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease.  The Company purchased the City's bonds with proceeds of our term loan under the Debt Agreement.  Because the city of St. Joseph has assigned the lease to the bond trustee for our benefit as the sole bondholder, the Company, effectively controls enforcement of the lease against ourselves.  As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheets.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.
(c)Debt issuance costs — In June 2017, the Company incurred financing charges of approximately $2.8 million related to the Debt Agreement. The finance charges will be amortized over the life of the loan.
Amortization of $0.7 million, $0.8 million and $0.7 million was charged to interest expense during the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. The Company had unamortized costs of $0.7 million and $0.7 million included in current installments of long-term debt on the consolidated balance sheets at December 29, 2018 and December 30, 2017, respectively, and unamortized costs of $1.7 million and $2.5 million included in long-term debt, excluding current installments on the consolidated balance sheets at December 29, 2018 and December 30, 2017, respectively.
The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 29, 2018, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal year ending December:
2019	$18,200
2020	18,122
2021	18,057
2022	123,458
2023	—
Thereafter	2,000
Total minimum principal maturities	$179,837

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________
(d)Capital and Operating Leases—the Company leases a variety of buildings and equipment, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years.  Future minimum lease payments required at December 29, 2018, under capital leases are as follows:

Capital Lease Obligations
(in thousands)
Fiscal year ending December:
2019	$171
2020	93
2021	42
2022	—
2023	—
Thereafter	—
Net minimum lease payments	$306
Less: Amount representing interest	(29)
Present value of net minimum lease payments	$277
Future minimum lease payments required at December 29, 2018, under non-cancelable operating leases with terms exceeding one year, are as follows:

Non-cancelable Operating Lease Obligations

Fiscal year ending December:
2019	$20,530
2020	14,663
2021	11,886
2022	8,044
2023	4,891
Thereafter	3,364
Minimum lease payments	63,378
Less: sublease income	(1,060)
Net minimum lease payments	$62,318
Rent expense associated with operating leases (net of sublease rental income) was $24.5 million, $20.6 million and $18.9 million for fiscal years 2018, 2017 and 2016, respectively.  The Company expects that it will renew lease agreements or enter into new leases as the existing leases expire.
Other Commitments
Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 million was paid in each of the fiscal years 2018, 2017 and 2016, respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2019 through 2023.
NOTE 6.  RETIREMENT PLANS
The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options.  The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.5 million, $1.3 million and $1.2 million for the fiscal years 2018, 2017 and 2016, respectively.
During 2017, the Company bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from the UFCW Plan. As a result, the Company is required to make withdrawal payments into the fund over a 20-year period. The Company recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which is included in Cost of sales in the Consolidated Statements of Operations for the 52 week period ending December 20, 2017. Payments into the UFCW Plan began during 2018. The current portion of the withdrawal liability is approximately $0.7 million and is included in Other accrued expenses and liabilities on the Consolidated Balance Sheets. The long-term portion of the withdrawal liability is approximately $18.0 million and is included in Other liabilities on the Consolidated Balance Sheets.
NOTE 7.  INCOME TAXES
Income tax expense includes the following current and deferred provisions:

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
	(in thousands)
Current provision:
Federal	$1,233	$764	$1,139
State	1,081	594	775
Foreign	45	57	35
Total current tax expense	2,359	1,415	1,949
Deferred provision:
Federal	200	707	184
State	48	116	33
Foreign	—	—	—
Total deferred tax expense	248	823	217
Total income tax expense	$2,607	$2,238	$2,166
Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 to earnings before income taxes) as follows:

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
	(in thousands)
Computed “expected” income tax expense	$125,395	$142,559	$115,158
Passthrough “expected” income tax expense	(124,152)	(141,632)	(113,462)
State taxes, net of federal	1,129	710	815
Permanent differences	229	313	312
Rate Change	—	312	—
Other	6	(24)	(657)
Total income tax expense	$2,607	$2,238	$2,166
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2018 and December 30, 2017 are presented below:

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2018	December 30, 2017
	(in thousands)
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$18	$30
Intangible assets	41	57
Self-insurance and workers’ compensation accruals	822	802
Employee benefit accruals	174	168
Total gross deferred tax assets	1,055	1,057
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	1,076	834
Other	65	61
Total gross deferred tax liabilities	1,141	895
Net deferred tax (liabilities) assets	$(86)	$162
Net deferred tax liabilities at December 29, 2018 are included in the consolidated balance sheet as other liabilities. Net deferred tax assets at December 30, 2017 are included in the consolidated balance sheet as other current assets.
Deferred tax assets relate to the operations of National Carriers.
There were no valuation allowances provided for at December 29, 2018 and December 30, 2017.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There are no unrecognized tax benefits recorded in the Company’s Consolidated Financial Statements as of December 29, 2018 or December 30, 2017.
NOTE 8.  RELATED PARTY TRANSACTIONS
The Company entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business.
During fiscal years 2018, 2017 and 2016, the Company had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
Sales to:
Beef Products, Inc. (1)	$28,360	$31,672	$30,879
Total sales to affiliate	$28,360	$31,672	$30,879
Purchases from:
Beef Products, Inc. (1)	$12,750	$13,410	$14,850
Total purchases from affiliate	$12,750	$13,410	$14,850
___________________________________
(1)Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings
At December 29, 2018 and December 30, 2017, the amounts due from BPI for the sale of beef trimmings were approximately $0.8 million and $0.8 million, respectively.  At December 29, 2018 and December 30, 2017, the amounts due to BPI for the purchase of processed lean beef were approximately $0.2 million and $0.3 million, respectively.
In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants.  In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  We paid approximately $1.7 million during each of the fiscal years 2018, 2017 and 2016, to BPI in technology and support fees.
We participate in a cattle supply agreement with US Premium Beef, a minority owner.  Under this agreement we have agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of US Premium Beef, with prices based on

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  We obtained approximately 25% and 24% of our cattle requirements under this agreement during 2018 and 2017, respectively.
NOTE 9.  FAIR VALUE MEASUREMENTS
The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of inputs used to measure fair value are as follows:

•	Level 1 — quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

•
Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.
The following table details the assets and liabilities measured at fair value on a recurring basis as of December 29, 2018, and December 30, 2017 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	December 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets — derivatives	$571	$—	$571	$—
Other accrued expenses and liabilities — derivatives	$575	$566	$9	$—

Description	December 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets — derivatives	$2,880	$2,122	$758	$—
Other current assets — promissory note	$250	$—	$—	$250
Other assets — promissory note	$4,500	$—	$—	$4,500
Other accrued expenses and liabilities — derivatives	$2,100	$—	$2,100	$—
NOTE 10.  DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS
As part of the Company’s ongoing operations, the Company is exposed to market risks such as changes in commodity prices.  To manage these risks, the Company may enter into the following derivative instruments pursuant to our established policies:

•	Forward purchase contracts for cattle for use in our beef plants

•	Exchange traded futures contracts for cattle

•	Exchange traded futures contracts for agricultural products
While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive recordkeeping requirements associated with hedge accounting.  Accordingly, the gains and losses associated with the change in fair value of the instruments are recorded to net sales and cost of goods sold in the period of change.  Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are purchased in the normal course of business and are treated as normal purchases and sales and not recorded at fair value.
The Company enters into certain commodity derivatives, primarily with a diversified group of counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 29, 2018 and December 30, 2017.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values as discussed in Note 8 and other information regarding derivative instruments not designated as hedging instruments as of December 29, 2018 and December 30, 2017 (in thousands of dollars):

	Derivative Asset As of December 29, 2018		Derivative Liability As of December 29, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$571	Other accrued expenses and liabilities	$575
Totals		$571		$575

	Derivative Asset As of December 30, 2017		Derivative Liability As of December 30, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$2,880	Other accrued expenses and liabilities	$2,100
Totals		$2,880		$2,100
The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statement of Operations for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands of dollars):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
Commodity contracts	Net sales	$5,876	$6,046	$3,261
Commodity contracts	Cost of sales	4,936	(9,242)	1,185
Totals		$10,812	$(3,196)	$4,446
NOTE 11.  LEGAL PROCEEDINGS AND CONTINGENCIES
In April 2014, the California Regional Water Quality Control Board Colorado River Basin Region (the “Regional Board”) issued an administrative civil liability complaint to the Company’s wholly-owned subsidiary, National Beef California, L.P. (“NBC”). The Complaint alleged that NBC violated federal National Pretreatment Standards regulations by introducing into the Brawley, California wastewater treatment plant (the “WWTP”) pollutants that caused “pass through” or “interference” with the WWTP. The complaint was assessed a penalty of approximately $3.8 million. A hearing before the Regional Board was scheduled for late October 2014, but the Regional Board withdrew its complaint in early October 2014 and requested the California State Water Resources Control Board (the “State Board”) to take up the matter. In response, the State Board issued an administrative civil liability complaint against NBC in January 2016, which sought a penalty of $1.65 million. The State Board withdrew its complaint in February 2016 and indicated that it intended to refile the complaint at a later date, but has yet to do so. The Company believes it has meritorious defenses to the State Board complaint and intends to defend against the complaint vigorously. There can be no assurances, however, as to the outcome of this matter or the impact on the Company’s consolidated financial position, results of operations and cash flows.
The Company is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
NOTE 12.  SUBSEQUENT EVENTS
On February 28, 2019 the Company acquired 100% of the ownership interests in Ohio Beef USA, LLC (Ohio Beef) from NBM US Holdings, Inc., a subsidiary of Marfrig, for $60 million. Ohio Beef is a fresh and frozen beef patty processor in North Baltimore, Ohio.
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 13, 2019, the date the financial statements were available for issuance.

Berkadia Commercial
Mortgage Holding LLC
2018 Consolidated Financial Statements

Berkadia Commercial Mortgage Holding LLC 2018 Consolidated Financial Statements Contents

Report of Independent Auditors
To the Berkadia Commercial Mortgage Holding LLC Board of Managers:
We have audited the accompanying consolidated financial statements of Berkadia Commercial Mortgage Holding LLC and its subsidiaries, which comprise the consolidated balance sheet as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in members’ equity and cash flows for the year then ended.
Management's Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkadia Commercial Mortgage Holding LLC and its subsidiaries as of December 31, 2018, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.
Other Matter
The accompanying consolidated balance sheet of Berkadia Commercial Mortgage Holding LLC and its subsidiaries as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in members’ equity and cash flows for the year then ended are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2017 or 2016 financial statements to be audited and they are therefore not covered by this report.

    /s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 22, 2019

BRK-1

Berkadia Commercial Mortgage Holding LLC Consolidated Balance Sheets As of December 31, 2018 and 2017

(in thousands of dollars)	Audited	Unaudited
	2018	2017
Assets
Cash and cash equivalents	$29,497	$43,816
Restricted cash	7,095	26,027
Servicing advances and other receivables	176,766	274,166
Investment securities available for sale	24,511	49,925
Investment security at fair value	111,326	139,087
Loans held for sale at fair value	1,298,109	909,082
Loans held for investment at fair value	94,476	104,240
Loans held for investment at amortized cost, net	527,406	717,533
Mortgage servicing rights, net of valuation allowance of $5.3 million and $19.7 million as of December 31, 2018 and 2017, respectively	874,644	752,968
Intangible assets, net	21,183	28,177
Other assets	107,897	69,351
Total assets	$3,272,910	$3,114,372

Liabilities
Financial guarantee liability	$311,091	$280,589
Accrued compensation and benefits	113,048	98,752
Accounts payable and other liabilities	73,573	75,701
Secured borrowings	771,037	716,072
Commercial paper	1,472,000	1,472,000
Total liabilities	2,740,749	2,643,114

Commitments and Contingencies (Note 21)	—	—

Equity
Members' equity	534,405	472,509
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on investment securities	(599)	(523)
Net foreign currency translation adjustment	(1,645)	(728)
Total accumulated other comprehensive loss, net of tax	(2,244)	(1,251)
Total members' equity	532,161	471,258
Total liabilities and members' equity	$3,272,910	$3,114,372

The accompanying notes are an integral part of these consolidated financial statements.

BRK-2

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Income Years Ended December 31, 2018, 2017 and 2016

	Audited	Unaudited
(in thousands of dollars)	2018	2017	2016

Revenues and Other Income
Mortgage servicing fees	$190,933	$160,822	$138,842
Net gains	282,749	252,761	226,728
Interest income	158,843	137,832	109,193
Loan origination fees	162,760	149,104	127,110
Brokerage commission income	87,453	82,551	84,789
Other income	57,624	41,778	48,111
Total revenues and other income	940,362	824,848	734,773

Expenses
Salaries, incentive compensation and employee benefits	364,384	323,984	282,130
Depreciation and amortization	157,249	144,027	128,346
Recovery of mortgage servicing rights impairment, net	(14,344)	(8,012)	(35,866)
Brokerage commission expense	64,165	55,994	58,974
Interest expense	54,479	42,282	27,440
Other expenses	76,658	72,671	66,688
Total expenses	702,591	630,946	527,712

Income before income tax provision	237,771	193,902	207,061
Income tax provision	3,064	3,172	1,987
Net income	$234,707	$190,730	$205,074

The accompanying notes are an integral part of these consolidated financial statements.

BRK-3

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Comprehensive Income Years Ended December 31, 2018, 2017 and 2016

	Audited	Unaudited
(in thousands of dollars)	2018	2017	2016

Net income	$234,707	$190,730	$205,074
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of tax	675	(1,106)	181
Less: reclassification adjustment for net gains(losses) included in net income (1), net of tax	(751)	139	—
Net change in unrealized holding gains (losses) on investments, net of tax	(76)	(967)	181

Net foreign currency translation adjustments arising during the period, net of tax	(917)	377	(130)
Less: reclassification adjustment for foreign currency translation included in net income, net of tax	—	—	—

Net change in foreign currency translation adjustments, net of tax	(917)	377	(130)
Other comprehensive income (loss), net of tax	(993)	(590)	51
Comprehensive income	$233,714	$190,140	$205,125

(1)	Reported as a component of net gains in the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

BRK-4

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Changes in Members’ Equity Years Ended December 31, 2018, 2017 and 2016

(in thousands of dollars)	Members' Equity	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2016 (Unaudited)	$436,295	$(712)	$435,583
Net income	205,074	—	205,074
Other comprehensive income	—	51	51
Dividends paid	(213,613)	—	(213,613)
Balance, December 31, 2016 (Unaudited)	427,756	(661)	427,095

Net income	190,730	—	190,730
Other comprehensive loss	—	(590)	(590)
Dividends paid	(145,977)	—	(145,977)
Balance, December 31, 2017 (Unaudited)	472,509	(1,251)	471,258

Net income	234,707	—	234,707
Other comprehensive loss	—	(993)	(993)
Dividends paid	(172,811)	—	(172,811)
Balance, December 31, 2018 (Audited)	$534,405	$(2,244)	$532,161

The accompanying notes are an integral part of these consolidated financial statements.

BRK-5

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Cash Flows Years Ended December 31, 2018, 2017 and 2016

(in thousands of dollars)	Audited	Unaudited
	2018	2017	2016

Operating Activities
Net income	$234,707	$190,730	$205,074
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gains	(282,749)	(252,761)	(226,728)
Depreciation and amortization	157,249	144,027	128,346
Recovery of mortgage servicing rights impairment, net	(14,344)	(8,012)	(35,866)
Other adjustments to net income	(69)	3,936	2,724
Net change in assets and liabilities which (used) provided cash:
Servicing advances and other receivables	97,807	(51,920)	289,742
Other assets	(29,956)	1,808	(15,102)
Accrued compensation and benefits	14,331	14,492	3,616
Accounts payable and other liabilities	(7,278)	(6,595)	867
Proceeds from sales of loans held for sale	17,918,376	17,416,515	15,832,286
Origination of loans held for sale	(18,240,030)	(16,444,968)	(13,120,103)
Net cash (used in) provided by operating activities	(151,956)	1,007,252	3,064,856

Investing Activities
Net purchases of property and equipment	(9,072)	(7,135)	(10,809)
Proceeds from sales of and repayments of loans held for investment	600,527	519,882	446,960
Origination of loans held for investment	(403,832)	(611,043)	(254,091)
Purchases of investment securities available for sale	—	(35,202)	—
Proceeds from maturities of investment securities available for sale	—	17,536	—
Proceeds from sales of investment securities available for sale	24,483	—	—
Proceeds received from investment security at fair value	35,018	45,943	48,038
Purchases of equity-method investments	(14,000)	—	—
Other investing activities, net	(100)	(5,195)	(4,432)
Net cash provided by (used in) investing activities	233,024	(75,214)	225,666

Financing Activities
Net increase (decrease) in secured borrowings	53,053	(843,814)	(2,004,580)
Repayments of notes payable	—	—	(4,624)
Proceeds from issuance of commercial paper	1,472,000	1,472,000	1,472,000
Repayments of commercial paper	(1,472,000)	(1,472,000)	(2,470,000)
Dividends paid	(172,811)	(145,977)	(213,613)
Net cash used in financing activities	(119,758)	(989,791)	(3,220,817)

Effect of Foreign Exchange Rates on Cash	5,439	(3,433)	1,123
Net (Decrease) Increase in Cash and cash equivalents and Restricted cash	(33,251)	(61,186)	70,828
Cash and cash equivalents and Restricted cash, January 1	69,843	131,029	60,201
Cash and cash equivalents and Restricted cash, December 31	$36,592	$69,843	$131,029

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$2,910	$2,730	$1,575
Interest paid	53,683	37,981	26,279

The accompanying notes are an integral part of these consolidated financial statements.

BRK-6

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements

1.	Organization and Operations
Berkadia Commercial Mortgage Holding LLC is a holding company of various subsidiaries (together with its subsidiaries, the “Company”) engaged in mortgage banking, investment sales, and servicing of commercial/multifamily real estate loans. The Company’s principal subsidiaries include Berkadia Commercial Mortgage LLC (“BCM”), Berkadia Proprietary LLC, and Berkadia Real Estate Advisors LLC.
The Company’s members are wholly-owned subsidiaries of Jefferies Financial Group Inc. (“Jefferies”) and Berkshire Hathaway Inc. (“Berkshire Hathaway”), with each member holding a 50% voting membership interest and a 45% economic interest in the Company. A privately-held equity firm holds the residual 10% economic interest with no voting membership interest in the Company.
The Company originates commercial/multifamily real estate loans for the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration (“FHA”), individually an “Agency” and collectively the “Agencies,” using their underwriting guidelines, and sells the loans (or issues related mortgage-backed securities) after the loans are funded. Provided the Company adheres to established underwriting guidelines, the Agencies (or institutional investors) purchase the principal amount of the loans plus accrued interest (or related mortgage-backed securities), and the Company retains the servicing rights. With respect to FHA loans, institutional investors purchase related Ginnie Mae mortgage-backed securities and the U.S. Department of Housing and Urban Development (“HUD”) provides insurance coverage. In addition, the Company assumes a shared loss position throughout the term of each loan originated under Fannie Mae’s Delegated Underwriting and Servicing (“DUS™”) program. The Company also brokers loans for other third-party capital providers such as insurance companies, conduits, debt funds, banks and other financial institutions.
The Company is one of the largest servicers of commercial real estate loans in the United States with a servicing portfolio of approximately 18,000 loans and an unpaid principal balance of $235.4 billion as of December 31, 2018. BCM is a rated primary, master and special servicer for commercial mortgage-backed securities (“CMBS”) transactions, an approved servicer of Agency loans, and carries out servicing activities on a contracted basis for third parties such as insurance companies, banks and other financial institutions.
In addition, the Company originates commercial/multifamily real estate loans that are not intended to be sold or brokered to third parties (“proprietary loans”). Such loans include interim financing to borrowers who intend to refinance on a longer-term basis with a third party.
The Company provides an investment sales platform focused on commercial/multifamily real estate assets. The Company provides services related to the acquisition and disposition of commercial/multifamily real estate assets, including brokerage services, asset review, market research, financial analysis and due diligence support.
As of December 31, 2018, the Company had 1,787 employees, of which 671 were located in India.

BRK-7

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

2.	Risks and Uncertainties
In the ordinary course of business, the Company faces a variety of risks and uncertainties, the most important of which are summarized below:
The Company is exposed to interest rate and other market risks associated with its portfolio of loans and investment securities. Changes in the level of interest rates or changes in yield curves, as well as changes in interest rate spreads, could adversely affect the estimated fair value of the Company’s portfolio of loans and investment securities and its net income.
The Company is exposed to liquidity risk associated with its ability to manage unplanned changes in funding sources and its ability to meet obligations when they come due. The Company’s mix of funding sources includes commercial paper and third-party financing arrangements as further discussed in Note 16. A portion of the Company’s operations is funded by commercial paper notes with minimum credit rating requirements. The ratings of the commercial paper notes are directly linked to that of Berkshire Hathaway, as guarantor of an unconditional and irrevocable surety bond issued by a wholly-owned subsidiary of Berkshire Hathaway. Unplanned changes or reductions in funding sources could adversely affect the Company’s ability to run its business and meet its obligations when they come due.
The Company’s ability to generate income through mortgage loan sales to institutional investors depends in part on programs sponsored by Fannie Mae, Freddie Mac and the FHA, which purchase loans from the Company and/or facilitate the issuance of mortgage-backed securities in the secondary market. In November 2018, the Federal Housing Finance Agency announced that Fannie Mae’s and Freddie Mac’s 2019 multifamily loan purchases would be capped at $35 billion for each GSE, with exceptions for loans to finance energy or water efficiency improvements and loans on affordable units in cost-burdened renter markets. Risk exists for failed loan deliveries and the Company may be required to repurchase a delivered loan if there were a breach in the Company’s representations and warranties, which could materially affect the Company’s results of operations and cash flows.
Fannie Mae, Freddie Mac and the FHA are subject to regulatory and legislative reform and could be substantially modified or eliminated in the future. Any discontinuation of, or significant reduction or change in the operations of these programs, including a change to the conservatorship of Fannie Mae and Freddie Mac, could materially affect the Company’s results of operations and cash flows.
In order to maintain its status as an approved seller/servicer for Fannie Mae and Freddie Mac and its status as an FHA-approved mortgagee and issuer of Ginnie Mae mortgage-backed securities, BCM must comply with certain requirements and standards, financial and otherwise. Failure to do so could result in the termination of BCM’s status as an approved seller/servicer, mortgagee or issuer. In addition, Fannie Mae and Freddie Mac retain broad discretion to terminate BCM as a seller/servicer without cause upon notice. Fee-for-service customers are also permitted to terminate BCM on short notice.
As further discussed in Note 19, the Company assumes a shared loss position throughout the term of each loan originated under the Fannie Mae DUS™ program. Negative trends in the financial position of related borrowers, values of collateral underlying related loans, loan delinquencies and loan defaults could materially affect the Company’s results of operations and cash flows.
BCM is required under its servicing agreements to maintain certain minimum servicer ratings from the credit rating agencies. A downgrade below a certain level may give rise to the right of a customer or trustee of a securitization transaction to terminate BCM as servicer. BCM currently maintains ratings from Fitch Ratings (“Fitch”), Standard & Poor’s Financial Services (“S&P”), and Morningstar Credit Ratings (“Morningstar”). BCM’s primary servicing operations are rated CPS1 from Fitch, Strong from

BRK-8

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

S&P, and MOR CS1 from Morningstar. BCM’s master servicing operations are rated CMS2 from Fitch, Above Average from S&P, and MOR CS1 from Morningstar. BCM’s special servicing operations are rated Above Average from S&P and MOR CS3 from Morningstar. Fitch does not provide a special servicing rating. Each of the ratings currently exceeds the minimum ratings required by the related servicing agreements. Ratings issued by the rating agencies can be withdrawn or lowered at any time.
The Company’s growth and success are dependent on its ability to attract and retain talented mortgage bankers and investment sales advisors so that the Company may succeed in a competitive marketplace. Failure to attract and retain such talent could adversely impact the Company’s results of operations and cash flows.
The Company holds loans on its balance sheet for investment purposes. If a borrower defaults, the Company may be forced to foreclose on the property securing the defaulted loan and suffer a loss or may have to sell the loan to a third party at a discount, either of which could reduce the Company’s profitability and cash flows.
The Company’s business and earnings are affected by general economic conditions, particularly in the commercial/multifamily real estate industry. The Company’s business and earnings are sensitive to changes in supply and demand of real estate properties and fluctuations in real estate debt financing markets. Unfavorable economic conditions could have an adverse effect on the Company’s business, including decreased demand for new loans and servicing of loans originated by third parties.
If the Company fails to comply with laws and regulations regarding the privacy, use, and security of customer information, or if the Company falls victim to a successful cyber-attack, the Company may be subject to legal and regulatory actions and its reputation could be harmed.

3.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the estimates utilized in preparing the consolidated financial statements and accompanying notes are reasonable. Actual results could differ from these estimates and assumptions.
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and Welsh Road Funding LLC (“Welsh Road Funding”), a consolidated variable interest entity (“VIE”) designed for the sole purpose of issuing commercial paper notes. The Company consolidates Welsh Road Funding as it is the primary beneficiary of this VIE.
VIEs are commonly used in CMBS transactions for which the Company is the primary, master, or in some instances, special servicer. The primary beneficiary is the party who has both (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and (2) who, through its interest in the VIE, has the obligation to absorb losses or a right to receive benefits from the VIE that could potentially be significant to the VIE. To assess whether the Company has either of the above, management considers all the facts and circumstances relevant to the Company’s role and responsibility as servicer of assets held within the VIE, including the right other decision makers have in certain instances to remove the Company as servicer. As a result of this assessment, management has concluded that the Company is not the primary beneficiary in relation to VIEs for which it is servicer of the underlying assets. Management performs periodic

BRK-9

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

reassessments of whether changes in facts and circumstances regarding the Company’s involvement with a VIE cause the Company’s consolidation conclusion to change.
All material intercompany balances and transactions have been eliminated upon consolidation.
The Company’s operations include significant transactions conducted with affiliated entities as more fully described in Note 21.
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and in overnight investments. The Company also considers all highly liquid investments with an original maturity of 3 months or less to be cash equivalents. Cash equivalents are reported at cost, which approximates fair value. The Company had no cash equivalents as of December 31, 2018 and 2017.
Restricted Cash
Restricted cash represents cash that is restricted as to withdrawal or usage and primarily includes amounts required to meet certain regulatory liquidity ratios as more fully described in Note 4 and amounts required to be maintained in connection with a secured borrowing agreement as more fully described in Note 16. Restricted cash is reported at cost, which approximates fair value.
Servicing Advances and Other Receivables
Servicing advances and other receivables are reported at net realizable value in accordance with Accounting Standards codification (“ASC”) Topic 310 Receivables. As a master servicer, the Company is generally required to advance funds to a securitization trust to cover delinquent payments on securitized loans and any taxes and insurance premiums not paid by borrowers or covered by borrowers’ escrow funds, provided that the servicer determines that the advances will be recoverable from loan payments or liquidation proceeds in the future. In certain circumstances, the Company has similar obligations to advance funds in connection with loans under which the Company is a primary servicer. Servicing advances are subject to periodic review to ensure continued recoverability. Servicing advances, along with accrued interest thereon, have priority over the rights of other investors in a securitization. As a result, a reserve for uncollectible servicing advances was not required as of December 31, 2018 and 2017.
Interest income, mortgage servicing fees and related revenue are recognized on an accrual basis as earned. Amounts earned but not yet collected are reported as a component of servicing advances and other receivables in the consolidated balance sheets.
Investment Securities Available for Sale
The classification of investment securities is based on management’s intent with respect to such securities in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Investment securities classified as available for sale are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax. Realized gains and losses on the sale of investment securities are determined using the specific identification method and recognized in current period earnings.
The Company’s investment securities available for sale in an unrealized loss position are reviewed quarterly to identify declines in value that are other-than-temporary. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to, the following: (1) the extent and duration of the decline; (2) the reason for the decline in value (e.g., credit event, currency or interest rate related, including general credit spread widening); and (3) the financial condition and near-term prospects of the issuer.
GAAP requires that other-than-temporary impairment be recognized in earnings for a debt security in an unrealized loss position when an entity either (1) has the intent to sell the security or (2) more

BRK-10

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities that meet either of these two criteria, the Company recognizes an impairment, which represents the difference between the security’s amortized cost basis and its estimated fair value. If the Company intends to sell or it is more likely than not that it will be required to sell an impaired security prior to recovery of its amortized cost basis, the security is other-than-temporarily impaired, and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (1) the portion of loss which represents the credit loss; and (2) the portion which is due to other factors. GAAP requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive income, net of tax.
Investment Security at Fair Value
The Company owns a 14.3% beneficial interest in a trust that holds various types of first and second lien, performing and non-performing residential mortgage loans as well as home equity lines of credit that were initially purchased by Berkshire Hathaway from a third party and subsequently transferred into a trust. The Company and the other two beneficial owners (both subsidiaries of Berkshire Hathaway) have rights to the cash flows related to the underlying assets of the trust based on their percentage ownership of the trust. The transferability of the Company’s beneficial interest is subject to the approval of the other two beneficial owners. The Company has elected to carry the investment at fair value in accordance with ASC Topic 825, Financial Instruments (“ASC Topic 825”). The investment is valued using a discounted cash flow model for which significant inputs include discount rate, prepayment speeds and net expected credit losses. Changes in fair value are recognized in earnings as a component of net gains in the consolidated statements of income.
Loans Held for Sale at Fair Value
The Company originates loans for the Agencies using their underwriting guidelines, and typically sells such loans approximately 30 – 45 days after the loans are funded. The Company has elected to carry loans held for sale at fair value in accordance with ASC Topic 825 due to the short duration that such loans are held on the consolidated balance sheet. Prior to funding, the Company enters into a commitment to sell loans at a fixed price. Management utilizes the contractually agreed-upon related forward sales commitments to estimate fair value. Included in this classification are FHA loans in the process of being modified in accordance with established Agency guidelines pending issuance of new Ginnie Mae mortgage-backed securities.
Loan origination fees and direct loan origination costs are recognized in earnings as incurred. Interest income is recognized on an accrual basis. Realized gains and losses on the sale of loans and unrealized gains and losses on loans held for sale are reported as a component of net gains in the consolidated statements of income.
Loans Held for Investment at Fair Value
The Company owns a syndicated interest in certain unsecured commercial loans from one corporate issuer as of December 31, 2018 and 2017, and has elected the fair value option in accordance with ASC Topic 825, because the loans trade over-the-counter and management utilizes Bloomberg Finance to estimate fair value. Management has the intent and the ability to hold these loans for the foreseeable future or until their maturity or payoff. The Company also held one whole loan on its balance sheet as of December 31, 2017 for which it elected the fair value option. The syndicated interest in certain unsecured commercial loans had an aggregate unpaid principal balance of $98.8 million and $99.6 million as of December 31, 2018 and 2017, respectively, and an aggregate fair value of $94.5 million and $99.7 million as of December 31, 2018 and 2017, respectively. The whole loan was priced using an internal model and had an unpaid principal balance and a fair value of approximately $4.5 million as of December 31, 2017 and fully paid off in 2018.

BRK-11

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

Interest income is recognized on an accrual basis. Unrealized gains and losses on loans held for investment are reported as a component of net gains in the consolidated statements of income.
Loans Held for Investment at Amortized Cost
The Company owns a portfolio of proprietary loans that are carried at amortized cost net of an allowance for loans losses. Management has the intent and ability to hold these loans for the foreseeable future or until their maturity or payoff. Loans held for investment are subject to the establishment of an allowance for loan losses in accordance with ASU 310-10 (impairment measured on an individual loan basis) and ASU 450-50 (impairment measured at a portfolio level). Impaired loans are defined as loans for which principal and interest will not be collected in accordance with the contractual terms of the loan. As of December 31, 2018 and 2017, all loans were current. Management did not identify any impaired loans and therefore did not record a specific allowance for loan losses in accordance with ASU 310-10. In accordance with ASU 450-50, the Company recorded an allowance for loan losses of $3.3 million and $4.0 million as of December 31, 2018 and 2017, respectively.
Derivative Financial Instruments
The Company enters into loan commitments to extend credit to third parties. The commitments to extend credit are for mortgage loans at a specific interest rate. These commitments generally have fixed expiration dates or other termination clauses and may require a fee. The Company is committed to extend credit to the counterparties as long as there is no violation of any condition established in the commitment contracts. The Company simultaneously enters into an agreement to sell such mortgages to third-party investors at a fixed price. Both the loan origination and forward sale commitments qualify as derivative financial instruments.
The Company accounts for its derivative activities in accordance with ASC Topic 815, Derivatives and Hedging. The Company recognizes all derivatives on the consolidated balance sheets as assets or liabilities, as appropriate, measured at fair value. The change in fair value of the derivatives is recognized in current period earnings as a component of net gains in the consolidated statements of income.
Mortgage Servicing Rights
In accordance with ASC Topic 860, Transfers and Servicing, the Company capitalizes originated mortgage servicing rights at estimated fair value when the related loans are sold. The Company records purchased mortgage servicing rights at their cost at the time of acquisition, which approximates the fair value of such assets. Subsequent to origination or acquisition, mortgage servicing rights are carried at the lower of amortized cost or fair value. Amortization expense is recorded for each stratum in proportion to, and over the period of, the projected net servicing cash flows and is reported as a component of depreciation and amortization in the consolidated statements of income.
Management evaluates mortgage servicing rights for impairment by stratifying the servicing portfolio according to predominant risk characteristics, primarily investor and loan type (e.g., CMBS, FHA/Ginnie Mae, government sponsored enterprise (“GSE”), and other). To the extent that the carrying value of an individual stratum exceeds its estimated fair value, management considers the mortgage servicing right asset to be impaired. Impairment is recognized through the establishment of a valuation allowance, with a corresponding charge to earnings in the period that the impairment is determined to have occurred, or as a direct write-down to the mortgage servicing right asset if the impairment is deemed to be other-than-temporary. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Fair value in excess of the carrying value for that stratum, however, is not recognized. See Note 11 for changes in the valuation allowance for the years ended December 31, 2018 and 2017.

BRK-12

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

Management estimates the fair value of mortgage servicing rights based upon market transactions for comparable servicing assets if available or, in the absence of representative market information, based upon other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect to be derived from servicing. Because benchmark market data and quoted market prices related to specific transactions are generally not available, management estimates the fair value of mortgage servicing rights through a discounted cash flow analysis and evaluation of current market information. Cash flows are derived based upon internal operating assumptions that management believes would be used by market participants, such as prepayment speeds, default rates, interest rates, discount rates, costs to service and other assumptions (see Note 18 for significant unobservable inputs regarding “servicing value”). Actual prepayment speeds, default rates and costs to service may differ from those projected by management due to changes in a variety of economic factors; accordingly, the servicing assets actually realized, or the servicing liabilities actually incurred, as applicable, could differ from the amounts initially recorded. Management considers all available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process.
Intangible Assets
The Company’s intangible assets consist of customer relationships. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the customer relationships are being amortized on a straight-line basis over their estimated useful lives ranging from 4 to 10 years. Management reviews intangible assets for impairment on an annual basis. Management may also review intangible assets for impairment more frequently if events or changes in circumstances indicate that the assets might be impaired.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are carried at cost net of accumulated depreciation, and are reported as a component of other assets in the consolidated balance sheets in accordance with ASC Topic 360, Property, Plant and Equipment. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. Software development costs associated with construction and improvement of internal systems are capitalized. Maintenance and repairs are expensed as incurred.
Financial Guarantee Liability
Certain mortgage loans are originated under the Fannie Mae DUS™ program. The Company assumes a shared loss position throughout the term of each loan originated under this program and receives a higher service fee in return. The Company accounts for its exposure to loss under the program with Fannie Mae as a guarantee in accordance with ASC Topic 460, Guarantees. The Company records a liability at inception for the estimated fair value of the guarantee. Management estimates the fair value of the guarantee based upon the present value of compensation expected to be received for providing the guarantee. Subsequent to inception, the liability is accreted back into earnings over the estimated life of the loans and is carried at the greater of the unamortized guarantee revenue or the estimated incurred loss. The net change in the financial guarantee liability is reported as a component of net gains in the consolidated statements of income.
Revenue Recognition
Revenue is recognized when it is realized or realizable, and earned in accordance with ASC Topic 605, Revenue Recognition. Mortgage servicing fees, loan origination fees, brokerage commission income, and other fees are recognized on an accrual basis as earned. Gains are primarily recognized on the sale of loans and upon the capitalization of originated mortgage servicing rights when the related loans are sold. Gains related to certain derivative financial instruments are recognized when the Company enters into loan commitments to extend credit. Interest income from interest-earning assets, including interest income on loans, investment securities and servicing advances, is

BRK-13

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

recognized on an accrual basis over the life of the asset based on the contractual rates and terms of the relevant contract.
Income Taxes
The Company provides for income taxes on all transactions that have been recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in the period during which such changes are enacted. Deferred taxes are recognized subject to management’s judgment that the realization is more likely than not.
The Company is a pass-through entity for U.S. federal tax purposes and therefore does not provide for federal income taxes. On a standalone basis, federal income taxes are provided for by the Company’s wholly-owned U.S. subsidiaries Berkadia Commercial Mortgage Inc. and Berkadia Real Estate Advisors Inc.
Interest and penalties recognized in relation to uncertain tax positions are classified as income tax expense. The Company had no uncertain tax positions as of December 31, 2018 and 2017.
Comprehensive Income
ASC Topic 220, Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income comprises all components of net income and other comprehensive income. Components of other comprehensive income for the Company relate to investment securities available for sale and foreign currency translation and are reported in the Company’s consolidated statements of comprehensive income.
Recently Issued and Adopted Accounting Standards
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017. Management adopted the amendments in this ASU and they did not have a material effect on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, new guidance on the Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The guidance provides eight targeted changes on the classification of certain cash receipts and payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, new guidance on restricted cash. The guidance requires the statement of cash flows to present and explain changes in restricted cash and restricted cash equivalents. The amendments in these ASU’s are effective for fiscal years beginning after December 15, 2017. Management adopted the amendments in these ASU’s and now reconciles Net income to Cash and cash equivalents and Restricted cash.
Recently Issued Accounting Standards Not Yet Adopted
In May 2014, the FASB amended their Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. The objectives of Topic 606 are to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this new Topic supersedes the revenue recognition requirements in Topic 605, Revenue Recognition,

BRK-14

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this new Topic are effective for annual reporting periods beginning after December 15, 2018. Management has assessed the impact and determined that adoption of the amendments in this new Topic will not have a material effect on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early application of the amendments is permitted. Management has not yet assessed the impact of this new standard on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) to provide more useful information about expected credit losses by replacing the incurred loss impairment methodology with one that reflects expected credit losses, broadening the range of information that is considered in determining expected credit losses and providing enhanced disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Management has not yet assessed the impact of this new standard on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. The simplification removes the second step from the goodwill impairment test. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Management has not yet assessed the impact of this new standard on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement to improve the effectiveness of certain disclosure requirements associated with changes between hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Management has not yet assessed the impact of this new standard on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract which requires companies to follow the internal-use software guidance to determine whether to capitalize certain implementation costs for cloud hosting arrangements or expense them as incurred. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Management has not yet assessed the impact of this new standard on the Company’s consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities which requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Management has not yet assessed the impact of this new standard on the Company’s consolidated financial statements.

BRK-15

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

4.	Net Worth and Liquidity Requirements
BCM is subject to specific net worth requirements in connection with the seller/servicer agreements it has entered into with HUD and each of the Agencies. Failure to maintain minimum net worth requirements could result in BCM’s inability to originate and service loans for respective investors and therefore could have a direct material effect on the Company’s financial condition, results of operations and cash flows. BCM met all net worth requirements to which it was subject as of December 31, 2018 and 2017. The following table summarizes BCM’s net worth, as defined by HUD and each Agency, and the minimum amounts required as of December 31, 2018 and 2017:

	2018 (Audited)		2017 (Unaudited)
(in thousands of dollars)	Net Worth	Minimum Net Worth Requirement	Net Worth	Minimum Net Worth Requirement
HUD	$793,321	$2,500	$700,645	$2,500
Ginnie Mae	793,321	24,563	700,645	23,029
Freddie Mac	810,137	5,000	724,733	5,000
Fannie Mae	970,345	135,393	915,126	113,102
Certain of the Company’s agreements with Fannie Mae allow the Company to originate loans under Fannie Mae’s DUS™ Program. These agreements require the Company to maintain sufficient collateral at a third-party custodian to meet Fannie Mae’s restricted liquidity requirement based on a pre-established formula. These agreements also require the Company to maintain sufficient operational liquidity. The restricted liquidity requirement under these agreements totaled approximately $78.6 million and $68.9 million as of December 31, 2018 and 2017, respectively. The Company’s collateral consisted of restricted cash, U.S. Treasury securities, and an irrevocable letter of credit as of December 31, 2018; and consisted of restricted cash and U.S. Treasury securities as of December 31, 2017. The operational liquidity requirement is satisfied primarily by cash and cash equivalents on the Company’s consolidated balance sheet. The operational liquidity requirement under these agreements totaled approximately $26.5 million and $22.0 million as of December 31, 2018 and 2017, respectively. The Company maintained sufficient collateral to meet both the restricted and operational liquidity requirements as of December 31, 2018 and 2017.
Ginnie Mae has a liquid asset requirement and an institution-wide capital requirement in addition to the requirement in the table above. The liquid asset requirement was $4.9 million and $4.6 million as of December 31, 2018 and 2017, respectively. The institution-wide capital requirement is a ratio of net worth to total assets of 6% or greater. The Company sufficiently met both of these additional requirements as of December 31, 2018 and 2017.

BRK-16

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

5.	Net Gains
The following table summarizes the Company’s net gains (losses) reported in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016:

	Audited	Unaudited
(in thousands of dollars)	2018	2017	2016
Loans held for sale at fair value	$63,049	$62,317	$57,820
Loans held for investment at fair value	(4,405)	(2,694)	5,493
Originated mortgage servicing rights	249,541	261,920	190,822
Derivatives gains (losses)	1,897	(3,772)	(2,876)
Net change in financial guarantee liability	(30,502)	(85,090)	(46,645)
Investment security at fair value	7,257	26,389	25,062
Other	(4,088)	(6,309)	(2,948)
Total	$282,749	$252,761	$226,728
The derivatives gains (losses) presented in the table above include the change in fair values related to interest rate lock and forward sale commitments as further discussed in Note 18. The net change in financial guarantee liability represents a charge to earnings for the estimated fair value of the guarantee at inception related to originating loans under Fannie Mae’s DUS™ Program and, subsequent to inception, accretion back into earnings over the estimated life of the related loans.

6.	Servicing Advances and Other Receivables
The following table summarizes the Company’s servicing advances and other receivables as of December 31, 2018 and 2017:

(in thousands of dollars)	Audited 2018	Unaudited 2017
Principal and interest advances	$84,306	$139,818
Tax and insurance advances	31,736	45,886
Total servicing advances	116,042	185,704
Proceeds receivable from loan sales and payoffs	16,845	43,541
Service fee receivable	18,049	18,712
Interest receivable	14,502	16,387
Other	11,328	9,822
Total	$176,766	$274,166
The Company has pledged servicing advances with a carrying value of $103.3 million and $175.5 million as of December 31, 2018 and 2017, respectively, and pledged proceeds receivable from loan sales with a carrying value of $43.5 million as of December 31, 2017 to support its secured borrowings as further discussed in Note 16. The Company did not pledge proceeds receivable from loan sales and payoffs as of December 31, 2018.

BRK-17

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

7.	Investment Securities Available for Sale
The following table summarizes the Company’s investment securities available for sale as of December 31, 2018 (audited), by security type:

(in thousands of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasuries	$25,109	$—	$(598)	$24,511
Total	$25,109	$—	$(598)	$24,511
The following table summarizes the Company’s investment securities available for sale as of December 31, 2017 (unaudited), by security type:

(in thousands of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasuries	$50,447	$10	$(532)	$49,925
Total	$50,447	$10	$(532)	$49,925
The U.S. Treasuries presented in the tables above have been pledged as collateral to meet Fannie Mae’s restricted liquidity requirement as further discussed in Note 4.
The Company evaluates unrealized losses to identify those impairments that would be considered other-than-temporary. The securities in an unrealized loss position as of December 31, 2018 were in such a position for more than 12 months but are not considered to be impaired as the Company has the intent and ability to hold the securities until maturity. No other-than-temporary impairments were recognized for the years ended December 31, 2018, 2017 and 2016.
The following table summarizes the gross realized gains and losses recognized by the Company on sales of investment securities available for sale and the related proceeds received on such sales for the years ended December 31, 2018, 2017 and 2016:

	Audited	Unaudited
(in thousands of dollars)	2018	2017	2016
Gross realized gains	$—	$141	$—
Gross realized (losses)	(756)	—	—
Net realized gains (losses)	$(756)	$141	$—
Proceeds received	$24,483	$17,536	$—
The gains and losses in the above table were recorded as a component of net gains in the consolidated statements of income.
The following table summarizes the contractual maturities of investment securities available for sale as of December 31, 2018:

(in thousands of dollars)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	25,109	24,511
Due after ten years	—	—
Total	$25,109	$24,511

BRK-18

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

8.	Investment Security at Fair Value
The following table summarizes the change in the carrying value of the Company’s investment security at fair value for the years ended December 31, 2018 and 2017:

	Audited	Unaudited
(in thousands of dollars)	2018	2017
Fair value at beginning of period	$139,087	$158,641
Proceeds received	(35,018)	(45,943)
Total net realized/unrealized gains	7,257	26,389
Far value at end of period	$111,326	$139,087
The fair value adjustments are reported as a component of Net gains in the consolidated statements of income. The Company’s pro-rata share of trust assets totaled $157.7 million and $190.8 million as of December 31, 2018 and 2017, respectively.

9.	Loans Held for Sale at Fair Value
The following table summarizes the Company’s loans held for sale at fair value as of December 31, 2018 and 2017, by investor type:

(in thousands of dollars)	Audited 2018	Unaudited 2017
Permanent loans:
Freddie Mac	$899,678	$434,523
Fannie Mae	276,823	308,527
FHA	61,755	104,485
FHA construction loans	59,853	61,547
Total	$1,298,109	$909,082
The Company has pledged loans held for sale with a carrying value of $1.3 billion and $0.8 billion to support its secured borrowings as of December 31, 2018 and 2017, respectively, as further discussed in Note 16.
The following table summarizes the unpaid principal balance, unrealized gains, and aggregate fair value of loans held for sale as of December 31, 2018 and 2017:

(in thousands of dollars)	Unpaid Principal Balance	Unrealized Gains	Fair Value
Balance as of December 31, 2018 (audited)	$1,277,133	$20,976	$1,298,109
Balance as of December 31, 2017 (unaudited)	$884,680	$24,402	$909,082
As further discussed in Note 18, the fair value of loans held for sale includes the fair value of forward sale commitments related to such loans. Changes in the fair value of the loans between the closing date of the loans and the balance sheet date are effectively offset by changes in the fair value of the forward sale commitments. In addition, the estimated cash flows related to servicing loans are included in the fair value of loans held for sale.
Unrealized gains in the table above include the estimated cash flows related to servicing loans of $9.5 million and $6.1 million as of December 31, 2018 and 2017, respectively. The remainder of the unrealized gains is primarily related to differences between the contractual interest rates on the loans and the contractual rates on the related forward sale commitments.

BRK-19

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

Realized gains of $65.6 million, $61.7 million and $54.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, were recognized on loans held for sale and reported as a component of Net gains in the consolidated statements of income. There were no loans held for sale that were 90 days or more past due or in nonaccrual status as of December 31, 2018 and 2017.
The following tables summarize the Company’s loans held for sale at fair value by the five largest geographic locations of the underlying collateral as of December 31, 2018 and 2017:

	2018 (Audited)
(in thousands of dollars)	Carrying Amount	Percent of Portfolio
New York	$208,229	16.0%
California	152,484	11.7
Florida	137,068	10.6
Arizona	117,938	9.1
Texas	101,293	7.8
Other	581,097	44.8
Total	$1,298,109	100.0%

	2017 (Unaudited)
(in thousands of dollars)	Carrying Amount	Percent of Portfolio
Texas	$173,334	19.1%
Florida	145,252	16.0
Virginia	99,075	10.9
Michigan	47,782	5.3
Missouri	42,354	4.7
Other	401,285	44.0
Total	$909,082	100.0%

10.	Loans Held for Investment at Amortized Cost
The following table summarizes the Company’s loans held for investment at amortized cost as of December 31, 2018 and 2017, by loan type:

(in thousands of dollars)	Audited 2018	Unaudited 2017
Adjustable rate	$485,349	$603,005
Fixed rate	45,351	118,574
Total	530,700	721,579
Allowance for loan losses	(3,294)	(4,046)
Total	$527,406	$717,533
The Company has pledged loans held for investment with a carrying value of $47.3 million and $122.2 million to support its secured borrowings as of December 31, 2018 and 2017, respectively, as further discussed in Note 16.
The Company transferred $125.5 million and $70.6 million of loan participations in its portfolio of loans held for investment at amortized cost to a third party for the years ended December 31, 2018 and 2017, respectively. The transfers were accounted for as sales.
The allowance for loan losses is established, monitored and maintained using a loss forecasting model for which significant inputs include debt service coverage ratio, loan-to-value, probability of

BRK-20

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

default, and loss given default. All loans were current as of December 31, 2018 and 2017; no loans were impaired and the entire allowance for loan losses was measured at the portfolio level.
Loans are placed on non-accrual status when collection of all amounts owed is doubtful, unless the loans are well secured and in the process of collection. Loans are assessed individually, and consideration is given to payment status, collateral value, and other factors in the determination of non-accrual status.
The following table summarizes the Company’s loans held for investment at amortized cost as of December 31, 2018 (audited), by collateral type:

(in thousands of dollars)	Carrying Amount	Percent of Portfolio
Healthcare	$251,561	47.4%
Multifamily	216,887	40.9
Retail	18,436	3.5
Office	14,994	2.8
Self-storage	8,026	1.5
Hospitality, industrial and other	20,796	3.9
Total	$530,700	100.0%
The following table summarizes the Company’s loans held for investment at amortized cost as of December 31, 2017 (unaudited), by collateral type:

(in thousands of dollars)	Carrying Amount	Percent of Portfolio
Multifamily	$377,396	52.3%
Healthcare	269,502	37.3
Office	40,829	5.7
Retail	13,294	1.8
Self-storage	8,136	1.1
Hospitality, industrial and other	12,422	1.8
Total	$721,579	100.0%
The following table summarizes the Company’s loans held for investment at amortized cost as of December 31, 2018 (audited), by the five largest geographic locations of the underlying collateral:

(in thousands of dollars)	Carrying Amount	Percent of Portfolio
Florida	$93,228	17.6%
California	88,434	16.7
Texas	48,324	9.1
Michigan	46,579	8.8
Virginia	45,866	8.6
Other	208,269	39.2
Total	$530,700	100.0%

BRK-21

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

The following table summarizes the Company’s loans held for investment at amortized cost as of December 31, 2017 (unaudited), by the five largest geographic locations of the underlying collateral:

(in thousands of dollars)	Carrying Amount	Percent of Portfolio
California	$117,309	16.3%
Texas	99,207	13.7
Colorado	67,358	9.3
Virginia	64,869	9.0
Michigan	53,899	7.5
Other	318,937	44.2
Total	$721,579	100.0%

11.	Mortgage Servicing Rights
The following table summarizes activity related to the Company’s mortgage servicing rights for the years ended December 31, 2018 and 2017:

(in thousands of dollars)	Audited 2018	Unaudited 2017
Balance at beginning of period	$752,968	$610,410
Additions	249,541	261,920
Amortization	(142,209)	(127,374)
Total	860,300	744,956
Net change in valuation allowance	14,344	8,012
Balance at end of period	$874,644	$752,968
The following table summarizes the changes in the valuation allowance related to the Company’s FHA/Ginnie Mae stratum for the years ended December 31, 2018 and 2017:

(in thousands of dollars)	Audited 2018	Unaudited 2017
Balance at beginning of period	$19,661	$27,673
Aggregate impairments	5,317	—
Aggregate recoveries	(19,661)	(8,012)
Balance at end of period	$5,317	$19,661
Based on its impairment analyses, the Company recorded a decrease of $14.3 million and $8.0 million in the valuation allowance for the years ended December 31, 2018 and 2017, respectively.
Late fees totaled $0.2 million, $0.8 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Ancillary fees totaled $26.7 million, $19.1 million and $26.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. These fees are reported as a component of other income in the consolidated statements of income.
The Company originated mortgage servicing rights totaling $249.5 million and $261.9 million for the years ended December 31, 2018 and 2017, respectively. The Company did not purchase mortgage servicing rights for the years ended December 31, 2018 and 2017.

BRK-22

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

The following table summarizes the net carrying value and estimated fair value of the Company’s mortgage servicing rights as of December 31, 2018 and 2017:

(in thousands of dollars)	Carrying Amount	Fair Value
December 31, 2018 (audited)	$874,644	$953,745
December 31, 2017 (unaudited)	$752,968	$857,213
As discussed in Note 3, management estimates the fair value of mortgage servicing rights through a discounted cash flow analysis and evaluation of current market information. The impacts of increasing the discount rate by 100 basis points and 200 basis points as of December 31, 2018 results in a decrease in fair value of $30.9 million and $60.1 million, respectively.

12.	Loans Serviced
The Company originates, and either sells to or directly places with investors, loans that are secured by commercial and multifamily properties. Investors generally retain the Company to collect the monthly principal and interest payments and perform certain escrow-related and other services. The Company also carries out servicing activities on a contracted basis for third parties such as insurance companies, banks and other financial institutions. From time to time, the Company purchases the right to service loans on behalf of others.
The following table summarizes the Company’s aggregate servicing portfolio as of December 31, 2018 (audited):

(in thousands of dollars)	Number of Loans	Unpaid Principal Balance	Weighted Average Rate	Weighted Average Remaining Maturity (years)
Fee for service	9,690	$131,940,158	4.57%	7.9
CMBS (1)	3,319	43,479,156	4.47	5.7
Agency	3,379	43,109,315	4.22	14.2
Other	1,570	16,824,221	4.46	10.5
Total	17,958	$235,352,850	4.48%	8.8
The following table summarizes the Company’s aggregate servicing portfolio as of December 31, 2017 (unaudited):

(in thousands of dollars)	Number of Loans	Unpaid Principal Balance	Weighted Average Rate	Weighted Average Remaining Maturity (years)
Fee for service	8,397	$110,108,202	4.46%	6.9
CMBS (1)	3,454	41,071,140	4.46	5.2
Agency	3,303	38,241,271	4.07	14.0
Other	1,542	15,833,077	4.47	10.2
Total	16,696	$205,253,690	4.39%	8.1

(1)
The Company is the named special or designated sub-special servicer on approximately $0.9 billion and $1.2 billion of loans for which it also acts as the primary or master servicer as of December 31, 2018 and 2017, respectively. Such loans are reported as a component of CMBS in the tables above.

BRK-23

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

Included in the above tables are $56.6 billion and $55.1 billion of loans serviced under subservicing arrangements as of December 31, 2018 and 2017, respectively.
The following table summarizes the Company’s servicing portfolio by the five largest geographic locations of the underlying collateral as of December 31, 2018 and 2017 (in thousands of dollars):

2018 (Audited)			2017 (Unaudited)
	Carrying	Percent of		Carrying	Percent of
	Amount	Portfolio		Amount	Portfolio
California	$36,598,593	15.6%	California	$30,784,244	15.0%
New York	22,036,892	9.4	New York	20,869,981	10.2
Texas	21,491,325	9.1	Texas	17,857,524	8.7
Florida	18,510,083	7.9	Florida	14,747,657	7.2
Illinois	9,362,652	4.0	Virginia	8,188,342	4.0
Other	127,353,305	54.0	Other	112,805,942	54.9
Total	$235,352,850	100.0%	Total	$205,253,690	100.0%
As servicer, the Company is responsible for managing, on behalf of its investors, approximately $3.8 billion and $4.6 billion of funds as of December 31, 2018 and 2017, respectively, which are held in custodial accounts for purposes of collecting and distributing principal and interest and for funding repairs, tenant improvements, taxes and insurance related to the mortgaged properties it services. These funds are not owned by the Company and are held in segregated bank accounts at third-party financial institutions or invested in permitted investments. Accordingly, these funds are not included in the consolidated balance sheets of the Company. Earnings on these funds amounted to $26.1 million, $14.3 million and $8.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are reported as a component of interest income in the consolidated statements of income. The Company pays interest to third parties on a portion of these funds. Such interest amounted to $1.1 million, $0.7 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is reported as a component of interest expense in the consolidated statements of income.

13.	Intangible Assets
The following table summarizes the Company’s intangible assets, comprised of customer relationships, as of December 31, 2018 and 2017 (in thousands of dollars):

Audited			Unaudited
2018			2017
Original Balance	Accumulated Amortization	Carrying Value	Original Balance	Accumulated Amortization	Carrying Value

$49,237	$(28,054)	$21,183	$63,124	$(34,947)	$28,177
The Company’s remaining weighted amortization period was 4.0 years as of December 31, 2018.
In 2018, the Company removed from its books and records $13.9 million of original balance and accumulated amortization related to fully amortized intangible assets. The Company did not acquire any new intangible assets in 2018.
In 2017, the Company acquired the assets of a privately held software company headquartered in New York, New York for $5.7 million. In connection with the acquisition, the Company capitalized $3.4 million of intangible assets representing the fair value of customer relationships, capitalized $2.5

BRK-24

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

million of proprietary software, acquired $0.5 million of accounts receivable, and recorded $0.7 million of other liabilities.
The Company recorded amortization expense on its intangible assets of $7.0 million, $7.9 million and $7.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense on intangible assets is reported as a component of depreciation and amortization in the consolidated statements of income.
The following table summarizes the estimated aggregate future amortization expense related to the Company’s intangible assets as of December 31, 2018:
(in thousands of dollars)

Year Ending December 31:
2019	$5,524
2020	5,524
2021	4,954
2022	4,669
2023	437
Thereafter	75
Total	$21,183

14.	Other Assets
The following table summarizes the Company’s other assets, as of December 31, 2018 and 2017:

(in thousands of dollars)	Audited 2018	Unaudited 2017
Property, equipment and leasehold improvements at cost	$58,271	$50,125
Accumulated depreciation and amortization	(34,025)	(26,639)
Property, equipment and leasehold improvements, net	24,246	23,486
Prepaid expenses	50,440	23,472
Derivative assets	4,931	6,434
Loans receivable from related parties	9,920	10,600
Equity-method investments	12,979	—
Other	5,381	5,359
Total	$107,897	$69,351
Property, equipment and leasehold improvements include net capitalized software costs of $2.4 million and $4.0 million as of December 31, 2018 and 2017, respectively. The Company recorded depreciation and amortization expense related to its property, equipment and leasehold improvements of $8.0 million, $8.8 million and $7.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is reported as a component of depreciation and amortization in the consolidated statements of income.

BRK-25

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

15.	Accounts Payable and Other Liabilities
The following table summarizes the Company’s accounts payable and other liabilities, as of December 31, 2018 and 2017:

(in thousands of dollars)	Audited 2018	Unaudited 2017
General accounts payable and accrued expenses	$31,706	$31,221
Good faith and escrow deposits	22,913	29,125
Contingent liabilities	12,260	11,533
Derivative liabilities	1,941	1,921
Other	4,753	1,901
Total	$73,573	$75,701

16.	Secured Borrowings and Commercial Paper
The following table summarizes the Company’s outstanding secured borrowings, commercial paper, and weighted average contractual interest rates in effect as of December 31, 2018 and 2017:

	Amount		Weighted Average Rate
(in thousands of dollars)	Audited 2018	Unaudited 2017	Audited 2018	Unaudited 2017
Secured borrowings	$771,037	$716,072	3.77%	2.77%
Commercial paper	1,472,000	1,472,000	0.06	0.04
Total	$2,243,037	$2,188,072	1.34%	0.93%
The Company’s third-party borrowing agreements contain customary net worth and other financial covenant requirements. The Company was in compliance with its covenant requirements as of December 31, 2018 and 2017.
Secured borrowings
The Company participates in the Fannie Mae “As Soon As Pooled” funding program. There is no expiration date to the program except for mutual termination rights of both parties. The Company’s maximum borrowing capacity under the program was $500.0 million as of December 31, 2018 and 2017. Loans with a carrying value of $27.1 million and $0.0 million were pledged as collateral as of December 31, 2018 and 2017, respectively. After approval of certain loan documents and shortly after closing, Fannie Mae will fund 99% of the loan balance on a secured basis until such time the loan is purchased by Fannie Mae and the borrowing is repaid. Borrowings under this program bear interest at one-month LIBOR plus 130 basis points with a LIBOR floor of 35 basis points. The balance outstanding under this program was $26.6 million and $0.0 million as of December 31, 2018 and 2017, respectively. Interest expense totaled $0.2 million, $1.4 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible servicing advances. The Company is permitted to borrow up to 90% of such advances. The agreement had a borrowing capacity of $85.0 million and $150.0 million as of December 31, 2018 and 2017, respectively. Servicing advances with a carrying value of $103.3 million and $175.5 million were pledged as collateral as of December 31, 2018 and 2017, respectively. The balance outstanding under this agreement was $83.0 million and $150.0 million as of December 31, 2018 and 2017, respectively. In connection with this agreement, collections on the pledged servicing advances are held in a restricted cash account with the lender and totaled $0.8 million and $7.3 million as of December 31, 2018 and 2017, respectively, and are reported as a component of restricted cash in the consolidated balance sheets. Such collections are generally returned to the Company on a weekly

BRK-26

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

basis. The expected maturity date of the agreement is July 31, 2020. Borrowings bear interest at one-month LIBOR plus 100 basis points. Interest expense, including amortization of debt issuance costs, totaled $3.8 million, $3.2 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible Agency loans and the Company is permitted to borrow up to 100% of the unpaid principal balance of such loans. As of December 31, 2018, the maximum facility base amount was $800.0 million with a maturity date of July 28, 2019, and there was a temporary facility amount of $400.0 million that terminated on January 31, 2019. As of December 31, 2017, the maximum facility base amount was $800.0 million and there was a temporary facility amount of $1.0 billion. Loans with a carrying value of $497.3 million and $458.4 million as of December 31, 2018 and 2017, respectively, were pledged as collateral. The balance outstanding under this agreement was $300.4 million and $451.3 million as of December 31, 2018 and 2017, respectively. Borrowings bear interest at one-month LIBOR plus 130 basis points. Interest expense, including amortization of debt issuance costs, totaled $19.7 million, $16.7 million and $13.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible Agency loans and the Company is permitted to borrow up to 100% of the unpaid principal balance of such loans. As of December 31, 2018, the maximum facility base amount was $500.0 million with a maturity date of June 22, 2019, and there was a temporary facility amount of $500.0 million with a maturity date of June 22, 2019. As of December 31, 2017, the maximum facility base amount was $500.0 million with a maturity date of June 22, 2018 and there was a temporary facility amount of $1.0 billion with a maturity date of January 31, 2018. Loans with a carrying value of $619.7 million and $379.7 million as of December 31, 2018 and 2017, respectively, and proceeds receivable from loan sales totaling $0.0 million and $43.5 million as of December 31, 2018 and 2017, respectively, were pledged as collateral. The balance outstanding under this agreement was $296.7 million and $114.8 million as of December 31, 2018 and 2017, respectively. Borrowings under this agreement bear interest at one-month LIBOR plus 130 basis points. Interest expense totaled $26.4 million, $19.6 million and $7.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
On March 16, 2018, the Company entered into a $30.0 million committed and $270.0 uncommitted secured borrowing agreement with a third-party lender that is collateralized by eligible Agency loans and the Company is permitted to borrow up to 100% of the unpaid principal balance of such loans. The facility has a maturity date of March 14, 2020. Loans with a carrying value of $137.0 million were pledged as collateral as of December 31, 2018. The balance outstanding under this agreement was $64.3 million as December 31, 2018. Borrowings under this agreement bear interest at one-month LIBOR plus 130 basis points. Interest expense, including amortization of debt issuance costs, totaled $2.9 million for the year ended December 31, 2018.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible proprietary loans and the Company is permitted to borrow up to 50% of the unpaid principal balance of such loans. As of December 31, 2018, the committed facility amount was $50.0 million with a maturity date of July 13, 2019. The committed facility amount was $100.0 million as of December 31, 2017. Loans held for investment at amortized cost with a carrying value of $47.3 million and $122.2 million as of December 31, 2018 and 2017, respectively, were pledged as collateral. There was no outstanding balance under this agreement as of December 31, 2018 and 2017. Borrowings under this agreement bear interest at daily floating LIBOR plus 185 basis points. Interest expense, including amortization of debt issuance costs totaled $0.3 million, $0.5 million and $0.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

BRK-27

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

Commercial Paper
Welsh Road Funding issues commercial paper notes with a maximum issuance amount of $1.5 billion as of December 31, 2018 and 2017. The notes are issued in terms no greater than 364 days. Interest on the notes is based on a market index and resets monthly. As of December 31, 2018, the remaining term of the individual notes outstanding ranged from 4 days to 352 days.
Proceeds are advanced to the Company under a variable funding note (“VFN”) and, in turn, lent to the Company’s affiliates for funding and operational purposes. These intercompany advances are eliminated upon consolidation. A wholly-owned subsidiary of Berkshire Hathaway insures the advances of Welsh Road Funding and thus indirectly insures the repayment of the commercial paper notes. The performance of this wholly-owned subsidiary is guaranteed by Berkshire Hathaway. The commercial paper notes issued by Welsh Road Funding qualify as permitted investments under various pooling and servicing agreements with respect to certain CMBS trusts and other investors for which the Company is a servicer. The Company, in its capacity as servicer, invests certain escrow funds in permitted investments where allowable, including the commercial paper notes issued by Welsh Road Funding. Interest expense totaled $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

17.	Income Taxes
The Company is a limited liability company treated as a pass-through entity for U.S. federal income tax purposes. Accordingly, there is generally no benefit or expense for federal income tax in the Company’s consolidated financial statements.
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law. The Tax Act is a comprehensive bill that did not materially affect the Company’s consolidated financial statements because the Company is a pass-through entity for U.S. federal income tax purposes.
The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate from 35% to 21%, (ii) the acceleration of expensing for certain business assets, (iii) additional limitations on the deductibility of interest expense, and (iv) limitations on the deductibility of entertainment expenses.
The changes to corporate taxation could affect the federal income taxes of the Company’s wholly-owned U.S. subsidiaries, Berkadia Commercial Mortgage Inc. and Berkadia Real Estate Advisors Inc. The impact of the Tax Act on Berkadia Commercial Mortgage Inc. and Berkadia Real Estate Advisors Inc. as of December 31, 2018 and 2017 was not material.

BRK-28

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

The following table summarizes the components of the Company’s consolidated income tax provision for the years ended December 31, 2018, 2017 and 2016:

(in thousands of dollars)	Audited 2018	Unaudited 2017	Unaudited 2016
Current income tax provision:
Federal	$150	$1,056	$871
State	696	1,001	847
Foreign	1,623	1,067	596
Total current income tax provision	2,469	3,124	2,314
Deferred income tax provision (benefit):
Federal	253	(261)	(125)
State	342	328	(107)
Foreign	—	(19)	(95)
Total deferred income tax provision (benefit)	595	48	(327)
Total income tax provision	$3,064	$3,172	$1,987
An analysis of the difference between income tax expense at the U.S. federal statutory rate and the Company’s total income tax provision for the years ended December 31, 2018, 2017 and 2016 is as follows:

(in thousands of dollars)	Audited 2018	Unaudited 2017	Unaudited 2016
Income tax expense at the U.S. federal statutory rate	$49,932	$67,866	$72,471
Impact of change in federal corporate tax rate	—	521	—
Income not subject to federal income tax	(49,064)	(66,621)	(71,292)
State income taxes	989	1,275	605
Other, net	1,207	131	203
Total income tax provision	$3,064	$3,172	$1,987
As of December 31, 2018 and 2017, net deferred tax assets were comprised of the following:

(in thousands of dollars)	Audited 2018	Unaudited 2017
Total deferred tax assets	$3,340	$2,883
Total deferred tax liabilities	(3,094)	(2,594)
Deferred tax assets, net	$246	$289
As of December 31, 2018 and 2017, the Company’s deferred tax assets were primarily related to the Fannie Mae DUS™ liability and purchased mortgage servicing rights. The Company’s deferred tax liabilities were primarily related to originated mortgage servicing rights.
Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets; therefore, no valuation allowance has been established as of December 31, 2018 and 2017.
During 2018, the Company decided not to reinvest the undistributed earnings of its India subsidiary. With respect to U.S. taxes on undistributed earnings, the Company should not incur any additional U.S. taxes on such distributions as a result of the Tax Act and as a pass-through entity for U.S. federal income tax purposes. In 2018, the Company paid taxes of $0.8 million to the Indian

BRK-29

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

government on the earnings it repatriated in 2018. As of December 31, 2018, the tax on the remaining undistributed earnings is not material.
When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely-than-not be realized. The determination as to whether the tax benefit will more-likely-than-not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At this time, the Company does not have any tax positions that are uncertain. The Company operates in multiple tax jurisdictions, both within and outside the United States. From time to time, the Company may be under examination in certain tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates.
The following table summarizes the tax years that remain subject to examination in the Company’s major tax jurisdictions as of December 31, 2018:

United States - federal	2015 and forward
United States - states	2014 and forward
India	2016 and forward

18.	Fair Value Measurements of Assets and Liabilities
Fair Value Definition and Hierarchy
The Company applies the provisions of ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), to financial assets and liabilities that are accounted for at fair value on a recurring basis. For such assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at that date. In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.
The Company has categorized its assets and liabilities into a three-level hierarchy based on whether the significant inputs to the respective valuation technique are observable or unobservable. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company categorizes financial assets and liabilities recorded at fair value on its consolidated balance sheets as follows:

Level 1	Fair value is based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Fair value is based on significant inputs other than Level 1 inputs, which are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices for identical or similar assets and liabilities in less active markets.

Level 3
Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s view about the assumptions market participants would use in pricing the asset or liability.

Valuation Techniques

BRK-30

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

Loans Held for Sale at Fair Value
The fair value of loans held for sale includes both the fair value of the related forward sale commitments and the estimated cash flows related to servicing the loans. The fair values are based primarily on contractually agreed-upon fixed sales prices and are categorized as Level 2 within the fair value hierarchy. These loans are typically sold within 30 to 45 days after funding.
Loans Held for Investment at Fair Value
The fair value of the Company’s syndicated interest in certain unsecured commercial loans is based on quoted market prices for identical or similar assets in less active markets. These loans are categorized as Level 2 within the fair value hierarchy. The fair value of the Company’s whole loan as of December 31, 2017 was priced using an internal model and categorized as Level 3 within the fair value hierarchy.
Investment Securities Available for Sale
The fair value of U.S. Treasury notes is based on unadjusted quoted prices in active markets for the identical asset. These securities are categorized as Level 1 within the fair value hierarchy.
Investment Security at Fair Value
Fair value is based on a discounted cash flow model for which significant unobservable inputs include discount rate, prepayment speed and net credit losses. Increases in discount rates and credit losses, or decreases in prepayments speeds, would adversely impact the fair value of the investment security. This security is categorized as Level 3 within the fair value hierarchy.
Derivative Assets and Liabilities
Forward sale commitments on loans that have not yet funded are priced based on contractually agreed-upon fixed sales prices in relation to market interest rates and are reported as a component of other assets or other liabilities and categorized as Level 2 within the fair value hierarchy.
Interest rate lock commitments include the fair value of the cash flows related to servicing loans and are priced based on contractually agreed-upon loan interest rates in relation to market interest rates as well as using an internally developed model including considerations for counterparty risk and are reported as a component of other assets or other liabilities and categorized as Level 3 within the fair value hierarchy. The level 3 net derivatives are interest rate lock commitments that result from the Company’s loan origination activities and are reflected as derivative assets or liabilities at fair value on the rate lock date. These derivatives expire upon the funding of the underlying mortgage loans and become part of the loans’ carrying value. The initial recording, periodic fair value adjustments and loan carrying value adjustments at expiration are all based on fair value which is significantly impacted by unobservable inputs. As a result, while these derivative contracts are outstanding, all fair value changes are considered unrealized. Significant unobservable inputs include discount rate, earnings rate, prepayment speed and reserve draw speed.

BRK-31

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

The following table summarizes the financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option as required by ASC Topic 820, as of December 31, 2018 (audited):

(in thousands of dollars)	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Assets
Loans held for sale at fair value	$—	$1,298,109	$—	$1,298,109
Loans held for investment at fair value	—	94,476	—	94,476
Investment securities available for sale	24,511	—	—	24,511
Investment security at fair value	—	—	111,326	111,326
Derivative assets:
Interest rate lock commitments	—	—	3,346	3,346
Forward sale commitments	—	1,585	—	1,585
Total assets	$24,511	$1,394,170	$114,672	$1,533,353
Liabilities
Derivative liabilities:
Forward sale commitments	$—	$1,941	$—	$1,941
Total liabilities	$—	$1,941	$—	$1,941
The following table presents quantitative information about significant unobservable inputs used in the fair value measurement of financial instruments categorized within Level 3 of the fair value hierarchy as of December 31, 2018 (audited):

(in thousands of dollars)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Value/Range
Assets
Investment security at fair value	$111,326	DCF[1]	Discount rate	9.00%
			Prepayment speed	14.99% - 61.00%
			Net Credit Losses	0.42% - 9.38%
Derivative assets:
Interest rate lock commitments	3,346	DCF[1]	Discount rate	9.69% - 11.69%
			Prepayment speed	2.02% - 38.98%
	[1] discounted cash flow

BRK-32

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

The following table summarizes the changes in fair value of the Company’s Level 3 financial assets and liabilities as of December 31, 2018 (audited):

(in thousands of dollars)	Loans Held for Investment at Fair Value	Investment Security at Fair Value	Interest Rate Lock Commitments	Total
Beginning balance as of January 1, 2018	$4,583	$139,087	$6,116	$149,786
Purchases, issuances, sales and settlements	(4,625)	(35,018)	—	(39,643)
Total net realized/unrealized gains:
Included in earnings	42	7,257	(2,770)	4,529
Net transfers in to/(out of) Level 3	—	—	—	—
Ending balance as of December 31, 2018	$—	$111,326	$3,346	$114,672
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held as of December 31, 2018	$—	$(16,696)	$3,346	$(13,350)
The following table summarizes the financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option as required by ASC Topic 820, as of December 31, 2017 (unaudited):

(in thousands of dollars)	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Assets
Loans held for sale at fair value	$—	$909,082	$—	$909,082
Loans held for investment at fair value	—	99,658	4,583	104,241
Investment securities available for sale	49,925	—	—	49,925
Investment security at fair value	—	—	139,087	139,087
Derivative assets:
Interest rate lock commitments	—	—	6,116	6,116
Forward sale commitments	—	318	—	318
Total assets	$49,925	$1,009,058	$149,786	$1,208,769

Liabilities
Derivative liabilities:
Forward sale commitments	$—	$1,921	$—	$1,921
Total liabilities	$—	$1,921	$—	$1,921

BRK-33

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

The following table presents quantitative information about significant unobservable inputs used in the fair value measurement of financial instruments categorized within Level 3 of the fair value hierarchy as of December 31, 2017 (unaudited):

(in thousands of dollars)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Value/Range
Assets
Loans held for investment at fair value	$4,583	Pricing	Yield	5.80%
Investment security at fair value	139,087	DCF[1]	Discount rate	9.00%
			Prepayment speed	15.21% - 35.00%
			Net Credit Losses	0.59% - 5.25%
Derivative assets:
Interest rate lock commitments	6,116	DCF[1]	Discount rate	9.41%
			Prepayment speed	1.65% - 24.35%

	[1] discounted cash flow
The following table summarizes the changes in fair value of the Company’s Level 3 financial assets and liabilities as of December 31, 2017 (unaudited):

(in thousands of dollars)	Loans Held for Investment at Fair Value	Investment Security at Fair Value	Interest Rate Lock Commitments	Total
Beginning balance as of January 1, 2017	$4,617	$158,641	$6,801	$170,059
Purchases, issuances, sales and settlements	(87)	(45,943)	—	(46,030)
Total net realized/unrealized gains:
Included in earnings	53	26,389	(685)	25,757
Net transfers in to/(out of) Level 3	—	—	—	—
Ending balance as of December 31, 2017	$4,583	$139,087	$6,116	$149,786
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held as of December 31, 2017	$53	$(5,343)	$6,116	$826

BRK-34

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments
The following table summarizes the carrying value and estimated fair value of certain financial instruments as of December 31, 2018 and 2017:

	Audited 2018		Unaudited 2017
(in thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investment securities available for sale	$24,511	$24,511	$49,925	$49,925
Investment security at fair value	111,326	111,326	139,087	139,087
Loans held for sale at fair value	1,298,109	1,298,109	909,082	909,082
Loans held for investment at fair value	94,476	94,476	104,240	104,240
Loans held for investment at amortized cost, net	527,406	527,516	717,533	718,235
Loans receivable from related parties	9,920	9,685	10,600	10,459
Derivative assets	4,575	4,575	6,116	6,116
Financial Liabilities
Financial guarantee liability	311,091	346,219	280,589	334,618
Secured borrowings	771,037	771,037	716,072	716,072
Commercial paper	1,472,000	1,472,000	1,472,000	1,472,000
Derivative liabilities	1,585	1,585	1,921	1,921
The following methods and assumptions were used to estimate the fair value of financial instruments not previously discussed in this Note:
Loans Held for Investment at Amortized Cost
The estimated fair value was primarily based upon the estimated net realizable value of such loans determined by the present value of expected future cash flows, net of expected credit losses. These loans are categorized as Level 3 within the fair value hierarchy.
Financial Guarantee Liability
The estimated fair values represent the guarantee fee portion of the related mortgage servicing rights and were estimated using a discounted cash flow model with the relevant assumptions used in valuing the Company’s mortgage servicing rights. This liability is categorized as Level 3 within the fair value hierarchy.
Secured Borrowings
The carrying value approximates fair value due to the floating rate feature and short-term nature of the borrowings. These borrowings are categorized as Level 2 within the fair value hierarchy.
Commercial Paper
The carrying value approximates fair value due to the floating rate feature and short-term nature of the borrowings. Commercial paper is categorized as Level 2 within the fair value hierarchy.

19.	Financial Guarantee Liability
As a condition of the Fannie Mae DUS™ program, the Company and Fannie Mae share in any losses throughout the term of each loan sold to Fannie Mae. The Company’s loss sharing with Fannie Mae is pari passu in which the Company’s maximum loss percentage is approximately one-third of the original principal balance of a defaulted mortgage loan.

BRK-35

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

The Company’s maximum potential liability under the Fannie Mae DUS™ program totaled $8.4 billion and $6.9 billion as of December 31, 2018 and 2017, respectively. The maximum potential liability is not representative of the actual losses the Company would incur if all of the Fannie Mae DUS™ loans were to default. The Company would only be liable for this maximum amount if all such loans were to default and if the collateral underlying such loans were determined to have no value. The carrying value of the liability totaled $311.1 million and $280.6 million as of December 31, 2018 and 2017, respectively.

20.	Commitments and Contingencies
Commitments
The Company’s outstanding loan commitments as of December 31, 2018 and 2017 consisted of the following:

	Audited	Unaudited
(in thousands of dollars)	2018	2017
Commitments to originate permanent loans	$328,458	$573,948
Commitments to fund construction loans	777,098	937,790
Total	$1,105,556	$1,511,738
Commitments to sell loans	$2,368,973	$2,396,418
The Company’s commitments to sell loans include the unpaid principal balance of loans held for sale in the consolidated balance sheets totaling $1.3 billion and $0.9 billion as of December 31, 2018 and 2017, respectively.
As a general matter, the Company does not issue loan commitments to originate proprietary loans.
Leases and Rentals
The Company is obligated under non-cancelable operating leases primarily for office facilities. These leases have conventional terms and conditions. The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 were as follows:

(in thousands of dollars)
Year Ending December 31:
2019	$12,211
2020	12,642
2021	12,765
2022	11,941
2023	9,992
Thereafter	31,307
90,858
Less sublease income	(3,419)
Total	$87,439
Rental expense (net of sublease income), primarily for office facilities, totaled $10.5 million, $10.8 million and $9.3 million for years ended December 31, 2018, 2017 and 2016, respectively, and is reported as a component of other expenses in the consolidated statements of income.
Letter of Credit
In November 2018, a third-party financial institution opened an irrevocable letter of credit in the Company’s favor in an amount not exceeding $50.0 million listing Fannie Mae as the beneficiary. The

BRK-36

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued)

letter of credit was not drawn upon as of December 31, 2018, expires in November 2019 and qualifies as restricted liquidity with Fannie Mae as further discussed in Note 4. No such letter of credit was issued or outstanding as of December 31, 2017.
Litigation
In the ordinary course of business, the Company is subject to potential liability under laws and government regulations, and various claims and legal actions that are pending or may be asserted against it. As of December 31, 2018, it is the opinion of management that potential liabilities arising from pending litigation is not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, due to the inherent uncertainty in litigation and since the ultimate resolution of the Company’s litigation, claims and other legal proceedings are influenced by factors outside of the Company’s control, it is reasonably possible that actual results will differ from management’s estimates.
The Company reserves for litigation claims and assessments asserted or threatened when a loss is probable, and the amount of the loss can be reasonably estimated. No material loss contingencies were recognized for the years ended December 31, 2018, 2017 and 2016.

21.	Related Party Transactions and Relationships
Transactions with Jefferies Group LLC
As an approved seller/servicer for Fannie Mae and an FHA-approved issuer of Ginnie Mae mortgage-backed securities, the Company executes such trades with various counterparties, including Jefferies Group LLC, a wholly-owned subsidiary of Jefferies. The principal amount of such trades with Jefferies Group LLC totaled $367.6 million and $928.2 million for the years ended December 31, 2018 and 2017, respectively. Net gains from settled trades totaled $2.4 million, $7.8 million and $12.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Relationship with Berkshire Hathaway
As discussed in Notes 2 and 16, a portion of the Company’s operations is funded by commercial paper notes with minimum credit rating requirements. The ratings of the commercial paper notes are directly linked to that of Berkshire Hathaway, as guarantor of an unconditional and irrevocable surety bond issued by a wholly-owned subsidiary of Berkshire Hathaway.
As discussed in Note 3, the Company’s Investment security at fair value provides rights to the cash flows related to the underlying assets of a trust based on the Company’s percentage ownership of the trust. There are two other beneficial owners, both subsidiaries of Berkshire Hathaway, of the trust. The transferability of the Company’s beneficial interest is subject to the approval of the other two beneficial owners.

22.	Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through March 22, 2019, the date at which the consolidated financial statements were available to be issued.
The Company paid a $9.9 million cash dividend to its members in January 2019.

BRK-37