Form 10-Q
period 2019-02-28
Jefferies Financial Group Inc.
filed 2019-04-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019

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
______________________

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock at April 2, 2019 was 297,826,222.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
February 28, 2019 and November 30, 2018
(Dollars in thousands, except par value)
(Unaudited)

	February 28, 2019	November 30, 2018
ASSETS
Cash and cash equivalents	$5,517,121	$5,258,809
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	763,213	707,960
Financial instruments owned, at fair value (including securities pledged of $14,322,307 and $13,059,802):
Trading assets, at fair value	17,925,044	17,463,256
Available for sale securities	24,049	1,409,886
Total financial instruments owned	17,949,093	18,873,142
Loans to and investments in associated companies	2,381,026	2,417,332
Securities borrowed	7,231,073	6,538,212
Securities purchased under agreements to resell	3,496,570	2,785,758
Receivables	7,228,766	6,287,401
Intangible assets, net and goodwill	1,890,948	1,890,131
Deferred tax asset, net	499,827	512,789
Other assets	2,001,708	1,859,561
Total assets (1)	$48,959,345	$47,131,095

LIABILITIES
Short-term borrowings	$530,484	$387,492
Trading liabilities, at fair value	10,278,412	9,478,946
Securities loaned	2,234,700	1,838,688
Securities sold under agreements to repurchase	9,307,283	8,643,069
Other secured financings	1,527,393	1,534,271
Payables, expense accruals and other liabilities	7,293,843	7,407,030
Long-term debt	7,685,908	7,617,563
Total liabilities (1)	38,858,023	36,907,059

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	20,189	19,779
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 298,312,821 and 307,515,472 shares issued and outstanding, after deducting 18,663,425 and 109,460,774 shares held in treasury	298,313	307,515
Additional paid-in capital	3,681,085	3,854,847
Accumulated other comprehensive income	338,619	288,286
Retained earnings	5,614,935	5,610,218
Total Jefferies Financial Group Inc. shareholders’ equity	9,932,952	10,060,866
Noncontrolling interests	23,181	18,391
Total equity	9,956,133	10,079,257

Total	$48,959,345	$47,131,095

(1)
Total assets include assets related to variable interest entities of $971.5 million and $704.4 million at February 28, 2019 and November 30, 2018, respectively, and Total liabilities include liabilities related to variable interest entities of $1,528.2 million and $1,535.8 million at February 28, 2019 and November 30, 2018, respectively. See Note 8 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended February 28, 2019 and March 31, 2018
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Revenues:
Commissions and other fees	$147,134	$147,902
Principal transactions	246,182	145,663
Investment banking	285,596	439,991
Interest income	386,844	275,222
Manufacturing revenues	75,425	98,365
Other	53,831	53,968
Total revenues	1,195,012	1,161,111
Interest expense of Jefferies Group	366,569	265,676
Net revenues	828,443	895,435

Expenses:
Compensation and benefits	409,592	489,659
Cost of sales	66,921	81,935
Floor brokerage and clearing fees	51,868	42,176
Interest expense	23,018	21,498
Depreciation and amortization	33,934	28,160
Selling, general and other expenses	221,106	226,344
Total expenses	806,439	889,772

Income from continuing operations before income taxes and income related to associated companies	22,004	5,663
Income related to associated companies	27,313	32,100
Income from continuing operations before income taxes	49,317	37,763
Income tax provision (benefit)	2,302	(48,429)
Income from continuing operations	47,015	86,192
Income from discontinued operations, net of income tax provision of $0 and $15,934	—	52,957
Net income	47,015	139,149
Net (income) loss attributable to the noncontrolling interests	(1,066)	1,344
Net (income) loss attributable to the redeemable noncontrolling interests	138	(14,796)
Preferred stock dividends	(1,276)	(1,172)

Net income attributable to Jefferies Financial Group Inc. common shareholders	$44,811	$124,525

(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the periods ended February 28, 2019 and March 31, 2018
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	February 28, 2019	March 31, 2018

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$0.14	$0.23
Income from discontinued operations	—	0.11
Net income	$0.14	$0.34

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$0.14	$0.23
Income from discontinued operations	—	0.11
Net income	$0.14	$0.34

Amounts attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations, net of taxes	$44,811	$86,018
Income from discontinued operations, net of taxes	—	38,507
Net income	$44,811	$124,525

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended February 28, 2019 and March 31, 2018
(In thousands)
(Unaudited)

	For the Three Months Ended
	February 28, 2019	March 31, 2018

Net income	$47,015	$139,149
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $107 and $(370)	317	(1,226)
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $(377) and $(5)	1,129	15
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $484 and $(365)	1,446	(1,211)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $7,722 and $1,926	30,954	17,903
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0 and $0	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $7,722 and $1,926	30,954	17,903

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $5,949 and $(4,634)	17,535	(11,569)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $(99) and $0	294	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $6,048 and $(4,634)	17,829	(11,569)

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $(86) and $1,234	(251)	1,248
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income (loss), net of income tax provision (benefit) of $0 and $0	—	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $(86) and $1,234	(251)	1,248

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0 and $0	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(119) and $(151)	355	5,806
Net change in pension liability, net of income tax provision (benefit) of $119 and $151	355	5,806

Other comprehensive income (loss), net of income taxes	50,333	12,177

Comprehensive income	97,348	151,326
Comprehensive (income) loss attributable to the noncontrolling interests	(1,066)	1,344
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	138	(14,796)
Preferred stock dividends	(1,276)	(1,172)

Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$95,144	$136,702

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended February 28, 2019 and March 31, 2018
(In thousands)
(Unaudited)

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Net cash flows from operating activities:
Net income	$47,015	$139,149
Adjustments to reconcile net income to net cash used for operations:
Pre-tax income from discontinued operations	—	(68,891)
Deferred income tax provision (benefit)	1,948	(28,494)
Depreciation and amortization of property, equipment and leasehold improvements	30,671	24,503
Other amortization	(9,225)	(8,108)
Share-based compensation	11,813	12,431
Provision for doubtful accounts	9,672	10,078
Income related to associated companies	(38,650)	(37,705)
Distributions from associated companies	120,573	26,546
Net losses related to property and equipment, and other assets	1,784	8,359
Net change in:
Securities deposited with clearing and depository organizations	12	64,861
Trading assets	(358,751)	(1,161,274)
Securities borrowed	(674,484)	427,310
Securities purchased under agreements to resell	(660,842)	716,157
Receivables from brokers, dealers and clearing organizations	(1,094,082)	(1,320,380)
Receivables from customers of securities operations	417,327	(37,552)
Other receivables	(27,067)	28,926
Other assets	(173,435)	(131,706)
Trading liabilities	705,164	1,517,714
Securities loaned	378,261	(476,725)
Securities sold under agreements to repurchase	632,686	(418,052)
Payables to brokers, dealers and clearing organizations	301,741	812,757
Payables to customers of securities operations	212,895	222,603
Trade payables, expense accruals and other liabilities	(652,490)	(682,364)
Other	33,509	(33,644)
Net cash used for operating activities - continuing operations	(783,955)	(393,501)
Net cash used for operating activities - discontinued operations	—	(11,752)
Net cash used for operating activities	(783,955)	(405,253)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(46,059)	(42,336)
Proceeds from disposals of property and equipment, and other assets	2,313	3,597
Advances on notes, loans and other receivables	(87,019)	—
Collections on notes, loans and other receivables	57,013	8,197
Loans to and investments in associated companies	(45,448)	(1,790,110)
Capital distributions and loan repayments from associated companies	802	1,643,665
Purchases of investments (other than short-term)	(1,386)	(653,392)
Proceeds from maturities of investments	527,148	293,550
Proceeds from sales of investments	667,488	296,606
Other	—	4
Net cash provided by (used for) investing activities - continuing operations	1,074,852	(240,219)
Net cash used for investing activities - discontinued operations	—	(16,542)
Net cash provided by (used for) investing activities	1,074,852	(256,761)
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the three months ended February 28, 2019 and March 31, 2018
(In thousands)
(Unaudited)

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$533,435	$1,477,741
Repayment of debt	(307,695)	(816,249)
Net change in other secured financings	(7,450)	225,020
Net change in bank overdrafts	(8,360)	2,360
Purchase of common shares for treasury	(214,661)	(2,700)
Dividends paid	(37,817)	(35,990)
Other	4,211	1,013
Net cash provided by (used for) financing activities - continuing operations	(38,337)	851,195
Net cash provided by financing activities - discontinued operations	—	23,313
Net cash provided by (used for) financing activities	(38,337)	874,508

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	13,194	2,583

Net increase in cash, cash equivalents and restricted cash	265,754	215,077

Cash, cash equivalents and restricted cash at beginning of period	6,012,662	5,774,505

Cash, cash equivalents and restricted cash at end of period	$6,278,416	$5,989,582

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	February 28, 2019	March 31, 2018
Cash and cash equivalents	$5,517,121	$5,144,625
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	728,406	767,824
Other assets	32,889	77,133
Total cash, cash equivalents and restricted cash	$6,278,416	$5,989,582

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended February 28, 2019 and March 31, 2018
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2018	$356,227	$4,676,038	$372,724	$4,700,968	$10,105,957	$33,022	$10,138,979
Cumulative effect of the adoption of accounting standards			(27,584)	45,396	17,812		17,812
Balance, January 1, 2018, as adjusted	356,227	4,676,038	345,140	4,746,364	10,123,769	33,022	10,156,791
Net income				124,525	124,525	(1,344)	123,181
Other comprehensive income, net of taxes			12,177		12,177		12,177
Change in interest in consolidated subsidiary		2,677			2,677	(2,677)	—
Share-based compensation expense		12,431			12,431		12,431
Change in fair value of redeemable noncontrolling interests		17,067			17,067		17,067
Purchase of common shares for treasury	(100)	(2,600)			(2,700)		(2,700)
Dividends ($0.10 per common share)				(37,560)	(37,560)		(37,560)
Other	1,089	5,605			6,694	47	6,741
Balance, March 31, 2018	$357,216	$4,711,218	$357,317	$4,833,329	$10,259,080	$29,048	$10,288,128

Balance, December 1, 2018	$307,515	$3,854,847	$288,286	$5,610,218	$10,060,866	$18,391	$10,079,257
Net income				44,811	44,811	1,066	45,877
Other comprehensive income, net of taxes			50,333		50,333		50,333
Contributions from noncontrolling interests					—	4,705	4,705
Distributions to noncontrolling interests					—	(981)	(981)
Share-based compensation expense		11,813			11,813		11,813
Change in fair value of redeemable noncontrolling interests		(536)			(536)		(536)
Purchase of common shares for treasury	(9,728)	(187,365)			(197,093)		(197,093)
Dividends ($0.125 per common share)				(40,094)	(40,094)		(40,094)
Other	526	2,326			2,852	—	2,852
Balance, February 28, 2019	$298,313	$3,681,085	$338,619	$5,614,935	$9,932,952	$23,181	$9,956,133

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations

Jefferies Financial Group Inc. ("Jefferies" or the "Company") is a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, is the largest independent full-service global investment banking firm headquartered in the U.S.
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
Merchant Banking is where we invest in unique long-term opportunities. Our current Merchant Banking businesses and investments include National Beef Packing Company, LLC ("National Beef") (beef processing), Spectrum Brands Holdings, Inc. ("Spectrum Brands") (consumer products), Linkem (fixed wireless broadband services in Italy), Vitesse Energy, LLC ("Vitesse Energy Finance") and JETX Energy, LLC ("JETX Energy") (oil and gas production and development), WeWork (global network of workspaces), HomeFed Corporation ("HomeFed") (real estate), Idaho Timber (manufacturing) and FXCM Group, LLC ("FXCM") (provider of online foreign exchange trading services). Our Merchant Banking businesses and investments also included Leucadia Asset Management ("LAM") (asset management) and Berkadia Commercial Mortgage Holding LLC ("Berkadia") (commercial mortgage banking, investment sales and servicing), prior to their transfer to Jefferies Group in the fourth quarter of 2018 and Garcadia (automobile dealerships), prior to its sale in August 2018. The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.

We now own 31% of National Beef, one of the largest beef processing companies in the U.S. On June 5, 2018, we completed the sale of 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig") reducing our ownership in National Beef from 79% to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining 31% interest in National Beef under the equity method of accounting. We classified the results of National Beef prior to June 5, 2018 as discontinued operations in the Consolidated Statements of Operations. See Note 24 for more information.

We own approximately 15% of Spectrum Brands, a publicly traded global consumer products company on the NYSE (NYSE: SPB), and we reflect this investment at fair value based on quoted market prices.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem's common equity at February 28, 2019. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

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

We own an approximate 70% equity interest of HomeFed, which owns and develops residential and mixed use real estate properties. We account for our interest under the equity method. HomeFed is a public company traded on the Over-the-Counter Bulletin Board. During the first quarter of 2019, we proposed to acquire the remaining common stock of HomeFed (the "Proposed Transaction"). The Proposed Transaction would entail issuing two shares of our common stock for each share of HomeFed’s common stock. The proposal includes a condition that the Proposed Transaction will require the approval of a majority of the outstanding shares of HomeFed’s common stock not already owned by us (or our affiliates), in addition to approval of HomeFed's board of directors upon the recommendation of a special committee of independent directors and any other vote required by applicable law. As an offset to these potentially issued shares, our Board of Directors has, conditioned on the closing of the Proposed Transaction, authorized the repurchase of these shares in the open market. This share-repurchase approval is incremental to the $500.0 million share repurchase previously approved by our Board of Directors, approximately $305.3 million of which remains to be purchased as of February 28, 2019. The Proposed Transaction is currently being evaluated by a special committee of independent directors of HomeFed.

Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products.

Our investment in FXCM and associated companies consists of a senior secured term loan due in the second quarter of 2019, ($71.4 million principal outstanding at February 28, 2019); a 50% voting interest in FXCM and the right to receive up to 75% of all distributions in respect of the equity of FXCM.

Note 2.  Basis of Presentation and Significant Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in our Form 10-K. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations. For a detailed discussion about the Company’s significant accounting policies, see Note 2, Significant Accounting Policies, included in our Transition Report on Form 10-K for the year ended November 30, 2018 ("2018 10-K").

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

Receivables

At February 28, 2019 and November 30, 2018, Receivables include receivables from brokers, dealers and clearing organizations of $4,537.2 million and $3,223.7 million, respectively, and receivables from customers of securities operations of $1,597.0 million and $2,017.1 million, respectively.

Our subsidiary, Foursight Capital, had auto loan receivables of $668.6 million and $648.7 million at February 28, 2019 and November 30, 2018, respectively. Based primarily on Beacon credit scores, Foursight Capital classifies its auto loan receivables as prime, near-prime and sub-prime based on the perceived credit risk at origination and generally considers prime receivables as those with a Beacon score of 680 and above, near-prime with scores of 620 and 679 and sub-prime with scores below 620. The credit quality classification at February 28, 2019 and November 30, 2018 was approximately 14% and 13% prime, 57% and 57% near-prime and 29% and 30% sub-prime, respectively.

Payables, expense accruals and other liabilities

At February 28, 2019 and November 30, 2018, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,767.6 million and $2,465.6 million, respectively, and payables to customers of securities operations of $3,389.6 million and $3,176.7 million, respectively.

Supplemental Cash Flow Information

	For the Three Months Ended
	February 28, 2019	March 31, 2018
	(In thousands)
Cash paid during the year for:
Interest	$399,350	$322,769
Income tax payments (refunds), net	$7,205	$(1,918)
Accounting Developments - Accounting Standards to be Adopted in Future Periods

Leases. In February 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of the remaining rental payments. A significant portion of the population of contracts that will be subject to recognition on our Consolidated Statements of Financial Condition have been identified; however, their initial measurement still remains under evaluation. We are currently modifying certain of our lease accounting systems to enable us to comply with the accounting requirements of this guidance. In July 2018, the FASB issued additional guidance on leases which allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. The guidance is effective for annual and interim periods beginning after December 15, 2018. We plan on adopting the lease standard in the first quarter of fiscal 2020 with a cumulative-effect adjustment to opening retained earnings in the period of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments, trading liabilities and long-term debt that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") (within trading assets) of $633.0 million and $394.4 million at February 28, 2019 and November 30, 2018, respectively, by level within the fair value hierarchy (in thousands):

	February 28, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,848,134	$132,546	$55,576	$—	$3,036,256
Corporate debt securities	—	2,574,258	10,930	—	2,585,188
Collateralized debt obligations and collateralized loan obligations	—	87,414	43,144	—	130,558
U.S. government and federal agency securities	1,726,076	92,128	—	—	1,818,204
Municipal securities	—	647,475	—	—	647,475
Sovereign obligations	1,653,015	1,311,179	—	—	2,964,194
Residential mortgage-backed securities	—	1,994,309	20,963	—	2,015,272
Commercial mortgage-backed securities	—	860,865	12,820	—	873,685
Other asset-backed securities	—	254,870	35,886	—	290,756
Loans and other receivables	—	2,145,486	78,051	—	2,223,537
Derivatives	11,301	2,488,759	8,211	(2,296,080)	212,191
Investments at fair value	—	—	421,098	—	421,098
FXCM term loan	—	—	73,600	—	73,600
Total trading assets, excluding investments at fair value based on NAV	$6,238,526	$12,589,289	$760,279	$(2,296,080)	$17,292,014

Available for sale securities:
Residential mortgage-backed securities	$—	$24,049	$—	$—	$24,049
Total available for sale securities	$—	$24,049	$—	$—	$24,049

Liabilities:
Trading liabilities:
Corporate equity securities	$2,806,579	$1,383	$78	$—	$2,808,040
Corporate debt securities	—	1,741,692	730	—	1,742,422
U.S. government and federal agency securities	855,042	—	—	—	855,042
Sovereign obligations	1,770,566	1,164,066	—	—	2,934,632
Commercial mortgage-backed securities	—	—	70	—	70
Loans	—	1,572,077	3,420	—	1,575,497
Derivatives	14,018	2,695,257	37,186	(2,383,752)	362,709
Total trading liabilities	$5,446,205	$7,174,475	$41,484	$(2,383,752)	$10,278,412
Long-term debt	$—	$467,839	$283,139	$—	$750,978

	November 30, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,497,045	$118,681	$52,192	$—	$2,667,918
Corporate debt securities	—	2,683,180	9,484	—	2,692,664
Collateralized debt obligations and collateralized loan obligations	—	72,949	36,105	—	109,054
U.S. government and federal agency securities	1,789,614	56,592	—	—	1,846,206
Municipal securities	—	894,253	—	—	894,253
Sovereign obligations	1,769,556	1,043,409	—	—	2,812,965
Residential mortgage-backed securities	—	2,163,629	19,603	—	2,183,232
Commercial mortgage-backed securities	—	819,406	10,886	—	830,292
Other asset-backed securities	—	239,381	53,175	—	292,556
Loans and other receivables	—	2,056,593	46,985	—	2,103,578
Derivatives	34,841	2,539,943	5,922	(2,413,931)	166,775
Investments at fair value	—	—	396,254	—	396,254
FXCM term loan	—	—	73,150	—	73,150
Total trading assets, excluding investments at fair value based on NAV	$6,091,056	$12,688,016	$703,756	$(2,413,931)	$17,068,897

Available for sale securities:
U.S. government securities	$1,072,856	$—	$—	$—	$1,072,856
Residential mortgage-backed securities	—	210,518	—	—	210,518
Commercial mortgage-backed securities	—	15,642	—	—	15,642
Other asset-backed securities	—	110,870	—	—	110,870
Total available for sale securities	$1,072,856	$337,030	$—	$—	$1,409,886

Liabilities:
Trading liabilities:
Corporate equity securities	$1,685,071	$1,444	$—	$—	$1,686,515
Corporate debt securities	—	1,505,618	522	—	1,506,140
U.S. government and federal agency securities	1,384,295	—	—	—	1,384,295
Sovereign obligations	1,735,242	661,095	—	—	2,396,337
Loans	—	1,371,630	6,376	—	1,378,006
Derivatives	26,473	3,586,694	27,536	(2,513,050)	1,127,653
Total trading liabilities	$4,831,081	$7,126,481	$34,434	$(2,513,050)	$9,478,946
Long-term debt	$—	$485,425	$200,745	$—	$686,170

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•
Exchange-Traded Equity Securities:  Exchange-traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 of the fair value hierarchy. To the extent these securities are actively traded, valuation adjustments are not applied.

•
Non-Exchange-Traded Equity Securities:  Non-exchange-traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed from recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/Earnings before interest, taxes, depreciation and amortization ("EBITDA"), price/book value), discounted cash flow analyses and transaction prices observed from subsequent financing or capital issuance by Jefferies Group. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•
Equity Warrants:  Non-exchange traded equity warrants are measured primarily using pricing data from external pricing services, prices observed from recently executed market transactions and broker quotations and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•
Investment Grade Corporate Bonds:  Investment grade corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed from recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are categorized within Level 3 of the fair value hierarchy and are a limited portion of our corporate bonds.

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

Collateralized Debt Obligations and Collateralized Loan Obligations

Collateralized debt obligations ("CDOs") and collateralized loan obligations ("CLOs") are measured based on prices observed from recently executed market transactions of the same or similar security or based on valuations received from third-party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria, including, but not limited to, collateral type, tranche type, rating, origination year, prepayment rates, default rates and loss severity.

U.S. Government and Federal Agency Securities

•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices obtained from external pricing services and categorized within Level 1 of the fair value hierarchy.

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

•
Over-the-Counter ("OTC") Derivative Contracts:  OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current transaction. Where available, valuation inputs are calibrated from observables market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
February 28, 2019
Equity Long/Short Hedge Funds (2)	$349,128	$—
Equity Funds (3)	35,719	20,036
Commodity Funds (4)	15,382	—
Multi-asset Funds (5)	232,465	—
Other funds (6)	336	—
Total	$633,030	$20,036

November 30, 2018
Equity Long/Short Hedge Funds (2)	$86,788	$—
Equity Funds (3)	40,070	20,996
Commodity Funds (4)	10,129	—
Multi-asset Funds (5)	256,972	—
Other funds (6)	400	—
Total	$394,359	$20,996

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At February 28, 2019 and November 30, 2018, approximately 74% and 0%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption in the first 36 months after acquisition. At the end of this restriction period, which is in approximately 34 months, these investments are redeemable monthly with 45 to 90 days prior written notice. At February 28, 2019 and November 30, 2018, 22% and 82%, respectively, of these investments are redeemable in 2020. At February 28, 2019 and November 30, 2018, 4% and 17%, respectively, of these investments are redeemable quarterly with 60 days prior written notice.

(3)
The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to be liquidated in approximately one to ten years.

(4)	This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At February 28, 2019 and November 30, 2018, investments representing approximately 6% and 15%, respectively, of the fair value of investments in this category are redeemable monthly with 30 days prior written notice.

(6)
This category includes investments in a fund that invests in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt and private equity investments and there are no redemption provisions. This category also includes investments in a fund of funds that invests in various private equity funds that are managed by Jefferies Group and have no redemption provisions. Investments in the fund of funds are gradually being liquidated, however, the timing of when the proceeds will be received is uncertain.

Investments at fair value also include our investment in WeWork. We invested $9.0 million in WeWork in 2013 and currently own less than 1% of the company. Our interest in WeWork is reflected in Trading assets at fair value of $258.9 million and $254.4 million at February 28, 2019 and November 30, 2018, respectively.

Investment in FXCM

FXCM is a provider of online foreign exchange trading services. In January 2015, we entered into a credit agreement with FXCM, and provided FXCM a $300 million senior secured term loan. $71.4 million of principal remained outstanding under the term loan as of February 28, 2019. During the three months ended February 28, 2019, interest accrued at 20.5% per annum. Through February 28, 2019, we have received cumulatively $349.8 million of principal, interest and fees from our initial $279.0 million investment in FXCM.

Our investment in the FXCM term loan is reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition. We recorded income related to the term loan in Principal transactions revenues of $0.5 million during the three months ended February 28, 2019 and $8.6 million during the three months ended March 31, 2018.

We classify our equity investment in FXCM in our February 28, 2019 and November 30, 2018 Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors. We account for our equity interest on a one month lag.

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

Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($73.6 million) and the investment in associated company ($72.5 million), which totaled $146.1 million at February 28, 2019.

We estimate the fair value of our term loan by using a valuation model with inputs including management’s assumptions concerning the amount and timing of expected cash flows, the loan’s implied credit rating and effective yield. Because of these inputs and the degree of judgment involved, we have categorized our term loan within Level 3 of the fair value hierarchy.

Long-term Debt

Long-term debt includes variable rate, fixed-to-floating rate, constant maturity swap, digital and Bermudan structured notes. These are valued using various valuation models that incorporate Jefferies Group's own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy where market trades have been observed during the quarter, otherwise they are categorized within Level 3.

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2019 (in thousands):

Three Months Ended February 28, 2019
	Balance, November 30, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, February 28, 2019	Changes in unrealized gains/losses included in earnings relating to instruments still held at February 28, 2019 (1)
Assets:
Trading assets:
Corporate equity securities	$52,192	$4,488	$1,410	$(2,411)	$(66)	$—	$(37)	$55,576	$4,603
Corporate debt securities	9,484	466	3,568	(3,233)	(834)	—	1,479	10,930	498
CDOs and CLOs	36,105	(6,726)	49,201	(32,759)	(1,139)	—	(1,538)	43,144	(3,526)
Residential mortgage-backed securities	19,603	462	975	—	(27)	—	(50)	20,963	494
Commercial mortgage-backed securities	10,886	136	12	—	(41)	—	1,827	12,820	96
Other asset-backed securities	53,175	(2,290)	29,195	(30,060)	(12,320)	—	(1,814)	35,886	(1,763)
Loans and other receivables	46,985	814	40,061	(27,142)	(1,990)	—	19,323	78,051	130
Investments at fair value	396,254	(2,923)	27,767	—	—	—	—	421,098	(2,923)
FXCM term loan	73,150	450	—	—	—	—	—	73,600	450

Liabilities:
Trading liabilities:
Corporate equity securities	$—	$(2)	$—	$80	$—	$—	$—	$78	$2
Corporate debt securities	522	(241)	—	—	—	—	449	730	241
Commercial mortgage-backed securities	—	70	—	—	—	—	—	70	(70)
Loans	6,376	(229)	(1,411)	504	—	—	(1,820)	3,420	338
Net derivatives (2)	21,614	(5,348)	(2,804)	3,084	169	—	12,260	28,975	3,333
Long-term debt (1)	200,745	(16,701)	—	—	(5,665)	92,016	12,744	283,139	4,045

(1)
Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at February 28, 2019 were gains of $12.7 million.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended February 28, 2019

During the three months ended February 28, 2019, transfers of assets of $60.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Loans and other receivables of $25.8 million, CDOs and CLOs of $14.1 million and other asset-backed securities of $10.8 million due to reduced pricing transparency.

During the three months ended February 28, 2019, transfers of assets of $41.2 million from Level 3 to Level 2 are primarily attributed to:

•
CDOs and CLOs of $15.7 million, other asset-backed securities of $12.6 million and loans and other receivables of $6.5 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended February 28, 2019, transfers of liabilities of $36.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $22.2 million and net derivatives of $13.9 million due to reduced market and pricing transparency.
During the three months ended February 28, 2019, transfers of liabilities of $12.9 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $9.4 million due to greater market transparency.

Net losses on Level 3 assets were $5.1 million and net gains on Level 3 liabilities were $22.5 million for the three months ended February 28, 2019. Net losses on Level 3 assets were primarily due to decreased market values across CDOs and CLOs, other asset-backed securities and investments at fair value, partially offset by increased market values across corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2018 (in thousands):

Three Months Ended March 31, 2018
	Balance, December 31, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, March 31, 2018	Changes in unrealized gains/ losses relating to instruments still held at March 31, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$22,270	$11,764	$2,733	$(1,381)	$(1,687)	$—	$2,054	$35,753	$10,754
Corporate debt securities	26,036	(9)	928	(346)	(2,049)	—	1,543	26,103	(1,086)
CDOs and CLOs	42,184	(3,782)	43,796	(34,168)	(3,838)	—	(5,579)	38,613	(3,006)
Residential mortgage-backed securities	26,077	(3,212)	—	—	(3)	—	(1,100)	21,762	(2,366)
Commercial mortgage-backed securities	12,419	(231)	1,260	(508)	(1,285)	—	3,448	15,103	(622)
Other asset-backed securities	61,129	(1,385)	57,095	(53,459)	(3,776)	—	(8,316)	51,288	127
Loans and other receivables	47,304	1,598	15,635	(803)	(9,730)	—	8,039	62,043	(190)
Investments at fair value	329,944	2,289	240	(16,624)	—	—	2,310	318,159	1,695
FXCM term loan	72,800	8,597	—	—	(8,197)	—	—	73,200	4,939
Liabilities:
Trading liabilities:
Corporate equity securities	$48	$13	$—	$—	$—	$—	$—	$61	$(13)
Corporate debt securities	522	—	—	—	—	—	—	522	—
Commercial mortgage-backed securities	105	(70)	—	—	—	—	—	35	(35)
Loans	3,486	6	(25)	3,442	—	—	3,414	10,323	(6)
Net derivatives (2)	6,746	(1,166)	(6)	—	1,012	296	—	6,882	(5,609)

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended March 31, 2018

During the three months ended March 31, 2018, transfers of assets of $31.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $9.1 million and loans and other receivables of $8.6 million due to a reduced pricing transparency.

During the three months ended March 31, 2018, transfers of assets of $29.5 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $14.7 million and other assets-backed securities of $8.3 million due to greater pricing transparency supporting classification into Level 2.

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

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements

The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.

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

February 28, 2019
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$48,459
Non-exchange-traded securities		Market approach	Price	$3 to $518	$123
			Transaction level	$85	—
			Underlying stock price	$3 to $11	$8

Corporate debt securities	$10,930	Market approach	Discount rate/yield	25%	—
			Estimated recovery percentage	48%	—
			Price	$16 to $131	$98

CDOs and CLOs	$43,144	Discounted cash flows	Constant prepayment rate	10% to 20%	15%
			Constant default rate	1% to 2%	2%
			Loss severity	25% to 30%	27%
			Discount rate/yield	10% to 16%	12%
		Scenario analysis	Estimated recovery percentage	2% to 42%	28%

Residential mortgage-backed securities	$20,963	Discounted cash flows	Cumulative loss rate	1% to 2%	2%
			Duration (years)	7 years to 22 years	8 years
			Discount rate/yield	3% to 5%	3%
		Market approach	Price	$100	—

Commercial mortgage-backed securities	$11,319	Discounted cash flows	Cumulative loss rate	8% to 84%	28%
			Duration (years)	1 year to 2 years	1 year
			Discount rate/yield	2% to 26%	17%
		Scenario analysis	Estimated recovery percentage	15%	—
			Price	$49	—

Other asset-backed securities	$35,886	Discounted cash flows	Cumulative loss rate	11% to 30%	22%
			Duration (years)	1 year to 2 years	1 year
			Discount rate/yield	6% to 12%	10%
		Market approach	Price	$100	—

Loans and other receivables	$78,051	Market approach	Estimated recovery percentage	1%	—
			Price	$50 to $100	$92
		Scenario analysis	Estimated recovery percentage	13% to 117%	105%

Derivatives	$6,552
Total return swaps		Market approach	Price	$95 to $100	$98

Investments at fair value	$371,945
Private equity securities		Market approach	Price	$3 to $250	$116
		Scenario analysis	Discount rate	20%	—
			Revenue growth	0%	—
		Contingent claims analysis	Volatility	25% to 35%	30%
			Duration (years)	4 years	—

Investment in FXCM	$73,600
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 0.3 years	0.3 years

Trading Liabilities
Loans	$3,420	Market approach	Price	$50	—

Derivatives	$37,186
Equity options		Option model/default rate	Default probability	0%	—
		Volatility benchmarking	Volatility	27% to 82%	48%
Interest rate swaps		Market approach	Basis points	18 to 19	18
Total return swaps		Market approach	Price	$95 to $100	$97

Long-term debt	$283,139
Structured notes		Market approach	Price	$73 to $95	$84
			Price	€76 to €107	€93

November 30, 2018
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$43,644
Non-exchange-traded securities		Market approach	Price	$1 to $75	$12
			Transaction level	$47	—

Corporate debt securities	$9,484	Market approach	Estimated recovery percentage	46%	—
			Transaction level	$80	—

CDOs and CLOs	$36,105	Discounted cash flows	Constant prepayment rate	10% to 20%	18%
			Constant default rate	1% to 2%	2%
			Loss severity	25% to 30%	26%
			Discount rate/yield	11% to 16%	14%
		Scenario analysis	Estimated recovery percentage	2% to 41%	23%

Residential mortgage-backed securities	$19,603	Discounted cash flows	Cumulative loss rate	4%	—
			Duration (years)	13 years	—
			Discount rate/yield	3%	—
			Loss severity	0%	—
		Market approach	Price	$100	—

Commercial mortgage-backed securities	$9,444	Discounted cash flows	Cumulative loss rate	8% to 85%	45%
			Duration (years)	1 year to 3 years	1 year
			Discount rate/yield	2% to 15%	6%
			Loss severity	64%	—
		Scenario analysis	Estimated recovery percentage	26%	—
			Price	$49	—

Other asset-backed securities	$53,175	Discounted cash flows	Cumulative loss rate	12% to 30%	22%
			Duration (years)	1 year to 2 years	1 year
			Discount rate/yield	6% to 12%	8%
		Market approach	Price	$100	—

Loans and other receivables	$46,078	Market approach	Price	$50 to $100	$96
		Scenario analysis	Estimated recovery percentage	13% to 117%	105%

Derivatives	$4,602
Total return swaps		Market approach	Price	$97	—

Investments at fair value	$368,231
Private equity securities		Market approach	Price	$3 to $250	$108
			Transaction level	$169	—
		Scenario analysis	Discount rate/yield	20%	—
			Revenue growth	0%	—
		Contingent claims analysis	Volatility	25% to 35%	30%
			Duration (years)	4 years	—

Investment in FXCM	$73,150
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 0.3 years	0.3 years

Trading Liabilities
Loans	$6,376	Market approach	Price	$50 to $101	$74

Derivatives	$27,536
Equity options		Option model/default rate	Default probability	0%	—
		Volatility benchmarking	Volatility	39% to 62%	50%
Interest rate swaps		Market approach	Price	$20	—
Total return swaps		Market approach	Price	$97	—

Long-term Debt	$200,745
Structured notes		Market approach	Price	$78 to $94	$86
			Price	€68 to €110	€96

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At February 28, 2019 and November 30, 2018, asset exclusions consisted of $59.5 million and $40.3 million, respectively, primarily comprised of investments at fair value, private equity securities, corporate equity securities, commercial mortgage-backed securities, loans and other receivables and certain derivatives. At February 28, 2019 and November 30, 2018, liability exclusions consisted of $0.9 million and $0.5 million, respectively, primarily comprised of commercial mortgage-backed securities and corporate debt and equity securities.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Non-exchange-traded securities, corporate debt securities, loans and other receivables, interest rate swaps, total return swaps, residential mortgage-backed securities, other asset-backed securities, private equity securities and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a non-exchange-traded security, corporate debt security and private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, total return swaps, interest rate swaps, residential mortgage-backed securities, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/security yield of corporate debt securities would result in a significantly lower (higher) fair value measurement.

•
Loans and other receivables, CDOs and CLOs, commercial mortgage-backed securities and private equity securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the commercial mortgage-backed securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.

•
CDOs and CLOs, residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.

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

Jefferies Group has also elected the fair value option for certain of its structured notes which are managed by Jefferies Group's capital markets businesses and are included in Long-term debt in the Consolidated Statements of Financial Condition. Jefferies Group has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed by Jefferies Group on a fair value basis. The fair value option may be elected for certain secured financings that arise in connection with Jefferies Group's securitization activities and other structured financings. Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies Group's gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Trading Assets:
Loans and other receivables	$(7,335)	$2,628

Trading Liabilities:
Loans	$—	$250
Loan commitments	$79	$(129)

Long-term Debt:
Changes in instrument specific credit risk (1)	$23,483	$(16,202)
Other changes in fair value (2)	$(10,643)	$41,154

(1)	Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	February 28, 2019	November 30, 2018
Trading Assets:
Loans and other receivables (1)	$907,395	$961,554
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	$267,047	$158,392
Long-term debt	$128,085	$114,669

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.

(2)
Amounts include all loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $18.7 million and $20.5 million at February 28, 2019 and November 30, 2018, respectively.

The aggregate fair value of Jefferies Group's loans and other receivables on nonaccrual status and/or 90 days or greater past due was $165.7 million and $105.3 million at February 28, 2019 and November 30, 2018, respectively, which includes loans and other receivables 90 days or greater past due of $43.7 million and $19.4 million at February 28, 2019 and November 30, 2018, respectively.

As of December 31, 2017, we owned approximately 46.6 million common shares of HRG Group, Inc. ("HRG"), representing approximately 23% of HRG’s outstanding common shares, which were accounted for under the fair value option. On July 13, 2018, HRG merged into its 62% owned subsidiary, Spectrum Brands. Our approximately 23% owned interest in HRG thereby converted into approximately 14% of the outstanding shares of the re-named company, Spectrum Brands, which we account for under the fair value option. As of February 28, 2019, we owned approximately 7.5 million common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares. The shares are included in our Consolidated Statements of Financial Condition at fair value of $407.1 million and $371.1 million at February 28, 2019 and November 30, 2018, respectively. The shares were acquired at an aggregate cost of $475.6 million. The change in the fair value of our investment in

Spectrum Brands/HRG aggregated $36.0 million and $(21.4) million for the three months ended February 28, 2019 and March 31, 2018, respectively. Required summarized data for HRG, as reported in its Form 10-Q for the three months ended December 31, 2017, is as follows: Revenues of $646.5 million; Net income from continuing operations of $78.1 million; Net income of $578.9 million; and Net income attributable to HRG controlling interest of $507.4 million. One of our officers currently serves as a director on Spectrum Brands board.
As of February 28, 2019, we owned approximately 3.8 million common shares of Fiesta Restaurant Group, Inc. ("Fiesta"), representing approximately 14% of Fiesta’s outstanding common shares, which are accounted for under the fair value option. The shares are included in our Consolidated Statements of Financial Condition at fair value of $57.1 million and $71.4 million at February 28, 2019 and November 30, 2018, respectively. The change in the fair value of our investment in Fiesta aggregated $(14.3) million and $(0.2) million for the three months ended February 28, 2019 and March 31, 2018, respectively. Required summarized data for Fiesta, as reported in its Form 10-K, is as follows: Revenues of $167.6 million and $162.2 million; Net loss from continuing operations of $7.9 million and $10.8 million; and Net loss of $7.9 million and $10.8 million, for the three months ended December 30, 2018 and December 31, 2017, respectively. One of our officers currently serves as a director on Fiesta's board.
We believe accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provide an objectively determined fair value at each balance sheet date. Our investment in HomeFed, which is a publicly traded company, is accounted for under the equity method of accounting rather than the fair value option method. HomeFed’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system. It is traded in the over-the-counter market with high and low bid prices published by the Over-the-Counter Bulletin Board Service; however, trading volume is minimal. For these reasons, we did not elect the fair value option for HomeFed.
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.8 million and $34.8 million at February 28, 2019 and November 30, 2018, respectively.
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

The following table presents the fair value and related number of derivative contracts categorized by type of derivative contract as reflected in the Consolidated Statements of Financial Condition at February 28, 2019 and November 30, 2018. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts (1)	Fair Value	Number of Contracts (1)
February 28, 2019
Derivatives designated as accounting hedges - interest rate contracts	$—	—	$18,037	1

Derivatives not designated as accounting hedges:
Interest rate contracts	$831,019	45,802	$840,900	31,862
Foreign exchange contracts	302,480	9,384	291,008	9,401
Equity contracts	1,329,281	1,863,817	1,566,911	1,518,951
Commodity contracts	13,602	8,623	2,945	5,418
Credit contracts	31,889	122	26,660	101
Total derivatives not designated as accounting hedges	2,508,271		2,728,424

Total gross derivative assets/ liabilities	2,508,271		2,746,461
Amounts offset in Consolidated Statement of Financial Condition (2)	(2,296,080)		(2,383,752)
Net amounts per Consolidated Statement of Financial Condition (3)	$212,191		$362,709

November 30, 2018
Derivatives designated as accounting hedges - interest rate contracts	$—	—	$29,647	1

Derivatives not designated as accounting hedges:
Interest rate contracts	$796,493	35,652	$904,043	69,305
Foreign exchange contracts	311,270	10,086	314,989	1,602
Equity contracts	1,410,148	2,109,810	2,377,133	1,782,600
Commodity contracts	37,823	8,546	1,717	5,683
Credit contracts	24,972	130	13,174	93
Total derivatives not designated as accounting hedges	2,580,706		3,611,056

Total gross derivative assets/ liabilities	2,580,706		3,640,703
Amounts offset in Consolidated Statement of Financial Condition (2)	(2,413,931)		(2,513,050)
Net amounts per Consolidated Statement of Financial Condition (3)	$166,775		$1,127,653

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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Interest rate swaps	$14,587	$(21,221)
Long-term debt	(15,556)	22,715
Total	$(969)	$1,494

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Interest rate contracts	$(69,831)	$26,962
Foreign exchange contracts	(176)	3,128
Equity contracts	(28,481)	(205,146)
Commodity contracts	(19,273)	(5,314)
Credit contracts	4,095	(991)
Total	$(113,666)	$(181,361)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at February 28, 2019 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$1,332	$6,078	$—	$(2,098)	$5,312
Equity swaps and options	2,539	17,857	5,240	—	25,636
Credit default swaps	111	19,824	—	(108)	19,827
Total return swaps	47,890	18,274	—	(984)	65,180
Foreign currency forwards, swaps and options	65,040	11,413	—	(16,118)	60,335
Fixed income forwards	1,645	—	—	—	1,645
Interest rate swaps, options and forwards	29,360	114,382	115,221	(76,899)	182,064
Total	$147,917	$187,828	$120,461	$(96,207)	359,999
Cross product counterparty netting					(32,496)
Total OTC derivative assets included in Trading assets					$327,503

(1)	At February 28, 2019, we held exchange-traded derivative assets, other derivative assets and other credit agreements with a fair value of $31.8 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At February 28, 2019, cash collateral received was $147.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$1,832	$954	$—	$(2,098)	$688
Equity swaps and options	30,988	106,443	37,837	—	175,268
Credit default swaps	1,918	10,878	—	(108)	12,688
Total return swaps	11,553	14,057	—	(984)	24,626
Foreign currency forwards, swaps and options	53,908	11,042	—	(16,118)	48,832
Fixed income forwards	3,810	—	—	—	3,810
Interest rate swaps, options and forwards	32,805	74,816	182,540	(76,899)	213,262
Total	$136,814	$218,190	$220,377	$(96,207)	479,174
Cross product counterparty netting					(32,496)
Total OTC derivative liabilities included in Trading liabilities					$446,678

(1)
At February 28, 2019, we held exchange-traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $150.8 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At February 28, 2019, cash collateral pledged was $234.8 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At February 28, 2019, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$136,803
BBB- to BBB+	56,918
BB+ or lower	88,357
Unrated	45,425
Total	$327,503

(1) Jefferies Group utilizes internal credit ratings determined by Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
February 28, 2019
Credit protection sold:
Index credit default swaps	$90.5	$100.0	$—	$190.5
Single name credit default swaps	$8.4	$53.9	$32.6	$94.9

November 30, 2018
Credit protection sold:
Index credit default swaps	$25.7	$167.4	$—	$193.1
Single name credit default swaps	$57.7	$84.5	$3.0	$145.2

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

	February 28, 2019	November 30, 2018
Derivative instrument liabilities with credit-risk-related contingent features	$32.3	$93.5
Collateral posted	$(19.2)	$(61.5)
Collateral received	$128.2	$91.5
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	$141.3	$123.3

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

Note 5.  Collateralized Transactions
Jefferies Group enters into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of dealer operations. Jefferies Group monitors the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and requests additional collateral or returns excess collateral, as appropriate. Jefferies Group pledges financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Jefferies Group's agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned, at fair value and noted parenthetically as Securities pledged in our Consolidated Statements of Financial Condition.

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
February 28, 2019
Corporate equity securities	$1,860,725	$277,041	$2,137,766
Corporate debt securities	269,547	1,915,333	2,184,880
Mortgage- and asset-backed securities	—	3,277,181	3,277,181
U.S. government and federal agency securities	104,428	11,987,128	12,091,556
Municipal securities	—	466,849	466,849
Sovereign obligations	—	3,387,020	3,387,020
Loans and other receivables	—	352,411	352,411
Total	$2,234,700	$21,662,963	$23,897,663

November 30, 2018
Corporate equity securities	$1,505,218	$487,124	$1,992,342
Corporate debt securities	333,221	1,853,309	2,186,530
Mortgage- and asset-backed securities	249	2,820,543	2,820,792
U.S. government and federal agency securities	—	8,181,947	8,181,947
Municipal securities	—	604,274	604,274
Sovereign obligations	—	2,945,521	2,945,521
Loans and other receivables	—	300,768	300,768
Total	$1,838,688	$17,193,486	$19,032,174

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
February 28, 2019
Securities lending arrangements	$1,034,306	$—	$1,002,932	$197,462	$2,234,700
Repurchase agreements	11,379,518	4,169,261	4,223,211	1,890,973	21,662,963
Total	$12,413,824	$4,169,261	$5,226,143	$2,088,435	$23,897,663

November 30, 2018
Securities lending arrangements	$807,347	$—	$560,417	$470,924	$1,838,688
Repurchase agreements	7,849,052	1,915,325	6,042,951	1,386,158	17,193,486
Total	$8,656,399	$1,915,325	$6,603,368	$1,857,082	$19,032,174

Jefferies Group receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. Jefferies Group also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities. In many instances, Jefferies Group is permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 28, 2019 and November 30, 2018, the approximate fair value of securities received as collateral by Jefferies Group that may be sold or repledged was $28.2 billion and $23.1 billion, respectively. At February 28, 2019 and November 30, 2018, a substantial portion of the securities received by Jefferies Group have been sold or repledged.

Note 6.  Securitization Activities
Jefferies Group engages in securitization activities related to corporate loans, commercial mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In securitization transactions, Jefferies Group transfers these assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of the securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of VIEs; however, the SPEs are generally not consolidated as Jefferies Group is not considered the primary beneficiary for these SPEs.

Jefferies Group accounts for its securitization transactions as sales, provided it has relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Operations prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. Jefferies Group generally receives cash proceeds in connection with the transfer of assets to an SPE. Jefferies Group may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other asset-backed securities or CLOs). These securities are included in Trading assets in our Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy.
The following table presents activity related to Jefferies Group's securitizations that were accounted for as sales in which it had continuing involvement (in millions):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Transferred assets	$1,260.6	$2,757.8
Proceeds on new securitizations	$1,331.2	$2,758.9
Cash flows received on retained interests	$14.8	$9.2

Jefferies Group has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at February 28, 2019 and November 30, 2018.

The following table summarizes Jefferies Group's retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	February 28, 2019		November 30, 2018
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$12,620.2	$353.1	$13,633.5	$365.3
U.S. government agency commercial mortgage-backed securities	$1,594.4	$70.7	$2,027.6	$185.6
CLOs	$3,522.8	$23.7	$3,512.0	$20.9
Consumer and other loans	$938.0	$61.3	$604.1	$48.9
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

Note 7.  Available for Sale Securities and Other Investments

The amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 28, 2019
Bonds and notes:
Residential mortgage-backed securities	$24,191	$—	$142	$24,049
Total Available for sale securities	$24,191	$—	$142	$24,049

November 30, 2018
Bonds and notes:
U.S. government securities	$1,073,038	$1	$183	$1,072,856
Residential mortgage-backed securities	211,209	376	1,067	210,518
Commercial mortgage-backed securities	16,068	—	426	15,642
Other asset-backed securities	111,447	1	578	110,870
Total Available for sale securities	$1,411,762	$378	$2,254	$1,409,886

Proceeds from the maturities and sales of available for sale securities during the three months ended February 28, 2019, were primarily invested in prime and government money market funds, which are classified as Cash and cash equivalents in the Consolidated Statement of Financial Condition at February 28, 2019.

At February 28, 2019 and November 30, 2018, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $229.8 million and $230.0 million, respectively. There were no unrealized gains, losses or impairments recognized on these investments during the three months ended February 28, 2019 and March 31, 2018.

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

	February 28, 2019	November 30, 2018
Financial instruments owned	$323.4	$—
Securities purchased under agreement to resell (1)	936.3	883.1
Receivables	613.5	626.0
Other	33.0	78.4
Total assets	$1,906.2	$1,587.5

Other secured financings (2)	$1,853.3	$1,535.3
Other (3)	48.6	45.9
Total liabilities	$1,901.9	$1,581.2

(1)	Securities purchased under agreements to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $326.6 million and $1.0 million of the secured financings represent amounts held by Jefferies Group in inventory and are eliminated in consolidation at February 28, 2019 and November 30, 2018, respectively.

(3)	Includes $47.1 million and $44.1 million at February 28, 2019 and November 30, 2018, respectively, of intercompany payables that are eliminated in consolidation.

Securitization Vehicles.  Jefferies Group is the primary beneficiary of asset-backed financing vehicles to which Jefferies Group sells agency and non-agency residential and commercial mortgage loans, and mortgage-backed securities and consumer loans pursuant to the terms of a master repurchase agreement. Jefferies Group's variable interests in these vehicles consist of its collateral margin maintenance obligations under the master repurchase agreement, which Jefferies Group manages, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle's debt holders. The creditors of these VIEs do not have recourse to Jefferies Group's general credit and each such VIE's assets are not available to satisfy any other debt.

Jefferies Group is also the primary beneficiary of securitization vehicles to which it sold agency residential mortgage-backed securities and retained all of the interests issued by these vehicles. Jefferies Group's variable interests in these vehicles consist of its retained interests in the securities issued. The assets of these VIEs consist of agency residential mortgage-backed securities.

At February 28, 2019 and November 30, 2018, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt.

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
February 28, 2019
CLOs	$156.8	$3.8	$1,939.5	$4,887.2
Consumer loan and other asset-backed vehicles	445.5	—	771.6	3,491.0
Related party private equity vehicles	31.6	—	49.4	90.8
Other investment vehicles	461.1	—	471.5	7,175.1
Total	$1,095.0	$3.8	$3,232.0	$15,644.1

November 30, 2018
CLOs	$45.2	$—	$571.4	$3,281.9
Consumer loan and other asset-backed vehicles	462.1	—	807.1	3,273.1
Related party private equity vehicles	35.5	—	53.5	108.3
Other investment vehicles	203.6	—	214.7	5,719.1
Total	$746.4	$—	$1,646.7	$12,382.4

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

Consumer Loan and Other Asset-Backed Vehicles. Jefferies Group provides financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer and small business loans, and trust preferred securities. In addition, Jefferies Group may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. Jefferies Group does not control the activities of these entities.

Related Party Private Equity Vehicles. Jefferies Group committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies Group committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies Group's variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies Group with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At February 28, 2019 and November 30, 2018, Jefferies Group's total equity commitment in the JCP Entities was $139.3 million and $139.3 million, respectively, of which $121.5 million and $121.3 million, respectively, had been funded. The carrying value of Jefferies Group's equity investments in the JCP Entities was $31.6 million and $35.5 million at February 28, 2019 and November 30, 2018, respectively. Jefferies Group's exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $461.1 million and $203.6 million at February 28, 2019 and November 30, 2018, respectively. Our unfunded equity commitment related to these investments totaled $10.4 million and $11.1 million at February 28, 2019 and November 30, 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.

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

At February 28, 2019 and November 30, 2018, Jefferies Group held $2,821.0 million and $2,913.0 million of agency mortgage-backed securities, respectively, and $167.0 million and $170.5 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, and underwriting, placement and structuring activities. Jefferies Group's maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about Jefferies Group's variable interests in nonconsolidated VIEs.

We also have a variable interest in a nonconsolidated VIE consisting of our senior secured term loan receivable and equity interest in FXCM.  See Notes 3 and 9 for further discussion.

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the three months ended February 28, 2019 and March 31, 2018 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Income (losses) related to Jefferies Group's associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2019
Jefferies Finance	$728,560	$—	$(6,999)	$(71,348)	$—	$650,213
Berkadia (2)	245,228	—	22,649	(17,323)	172	250,726
National Beef	653,630	27,105	—	(25,596)	3	655,142
FXCM (3)	75,031	(2,716)	—	—	187	72,502
Linkem	165,157	(1,621)	—	32,578	1,030	197,144
HomeFed	337,542	1,983	—	—	—	339,525
Other	212,184	2,562	(4,313)	5,728	(387)	215,774
Total	$2,417,332	$27,313	$11,337	$(75,961)	$1,005	$2,381,026

2018
Jefferies Finance	$655,467	$—	$9,833	$139,386	$—	$804,686
Berkadia (2)	210,594	26,281	—	(17,212)	(453)	219,210
FXCM (3)	158,856	(8,224)	—	—	239	150,871
Garcadia companies (4)	179,143	11,383	—	(9,727)	—	180,799
Linkem	192,136	(7,455)	—	542	8,024	193,247
HomeFed	341,874	11,610	—	—	—	353,484
Other	328,759	(1,495)	(4,228)	6,061	1,676	330,773
Total	$2,066,829	$32,100	$5,605	$119,050	$9,486	$2,233,070

(1)	Primarily classified in Investment banking revenues and Other revenues.

(2)	In the fourth quarter of 2018, we transferred our interest in Berkadia to Jefferies Group.

(3)
As further described in Note 3, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included in Loans to and investments in associated companies and our term loan is included in Trading assets, at fair value in our Consolidated Statements of Financial Condition.

(4)	During the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
National Beef	$27,105	$—
Berkadia	—	26,281
FXCM	(2,716)	(8,224)
Garcadia companies	—	11,383
Linkem	(1,621)	(7,455)
HomeFed	1,983	11,610
Other	2,562	(1,495)
Total	$27,313	$32,100

Income (losses) related to Jefferies Group's associated companies (primarily classified in Investment banking revenues and Other revenues) includes the following (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Jefferies Finance	$(6,999)	$9,833
Berkadia	22,649	—
Other	(4,313)	(4,228)
Total	$11,337	$5,605

Jefferies Finance

Through Jefferies Group, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), a joint venture with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies Group. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.

At February 28, 2019, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At February 28, 2019, $622.9 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2020 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 28, 2019 and November 30, 2018. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2020 with automatic one year extensions absent a 60-day termination notice by either party. At February 28, 2019 and November 30, 2018, none of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $0.3 million and $1.0 million during the three months ended February 28, 2019 and March 31, 2018, respectively.

Jefferies Group engages in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, Jefferies Group earned fees of $21.9 million and $101.4 million during the three months ended February 28, 2019 and March 31, 2018, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations. In addition, Jefferies Group paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $5.4 million and $18.5 million during the three months ended February 28, 2019 and March 31, 2018, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

During the three months ended February 28, 2019 and March 31, 2018, Jefferies Group acted as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees of $1.3 million and $0.3 million, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations. At February 28, 2019 and November 30, 2018, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Trading assets. Additionally, Jefferies Group has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO. Gains (losses) related to the derivative contracts were not material.

Under a service agreement, Jefferies Group charged Jefferies Finance $27.1 million and $26.1 million for services provided during the three months ended February 28, 2019 and March 31, 2018, respectively. At February 28, 2019, Jefferies Group had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $10.7 million and a payable to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $13.9 million. At November 30, 2018, Jefferies Group had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $35.2 million and a payable to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition, of $14.1 million.

Jefferies Group enters into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts Jefferies Group had $0.2 million recorded in Trading assets in our Consolidated Statement of Financial Condition at February 28, 2019 and $0.2 million recorded in Payables, expense accruals and other liabilities and $0.4 million included in Trading liabilities in our Consolidated Statement of Financial Condition at November 30, 2018.

Subsequent to quarter-end, on March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which are being used in connection with Jefferies Group's investment banking loan syndication activities. Interest is based on the London Interbank Offered Rate ("LIBOR") plus 5.00% per annum. Jefferies Group agrees to pay Jefferies Finance the entire outstanding principal amount of this note no later than May 15, 2019.

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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At February 28, 2019, the aggregate amount of commercial paper outstanding was $1.47 billion.

National Beef

National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. As discussed in Note 24, on June 5, 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining interest under the equity method of accounting. We are amortizing our basis difference between the estimated fair value and the underlying book value of National Beef's customer relationships, tradenames, cattle supply contracts and property, plant and equipment over their respective useful lives (weighted average life of 15 years).

FXCM

As discussed more fully in Note 3, at February 28, 2019, Jefferies has a 50% voting interest in FXCM and a senior secured term loan to FXCM due in the second quarter of 2019. On September 1, 2016, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in our Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology, tradename and long-term debt over their respective useful lives (weighted average life of 11 years).

FXCM is considered a VIE and our term loan and equity interest are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM.
Garcadia
Garcadia was a joint venture between us and Garff Enterprises, Inc. ("Garff") that owned and operated automobile dealerships comprised of domestic and foreign automobile makers. In the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family.

Linkem

We own approximately 42% of the common shares of Linkem, a fast-growing fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 54% of Linkem’s common equity at February 28, 2019. We have approximately 48% of the total voting securities of Linkem. We account for our equity interest in Linkem on a two month lag.

HomeFed

At February 28, 2019, we own 10,852,123 shares of HomeFed’s common stock, representing approximately 70% of HomeFed’s outstanding common shares; however, we have contractually agreed to limit our voting rights such that we will not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted. HomeFed develops and owns residential and mixed-use real estate properties. HomeFed is a public company traded on the Over-the-Counter Bulletin Board (Symbol: HOFD). As a result of a 1998 distribution to all of our shareholders, approximately 5% of HomeFed is beneficially owned by our Chairman at February 28, 2019. Three of our executives serve on the board of directors of HomeFed, including our Chairman who serves as HomeFed’s Chairman, and our President. Since we do not control HomeFed, our investment in HomeFed is accounted for under the equity method as an investment in an associated company. We account for our equity interest in HomeFed on a two month lag.

Other

The following table provides required summarized data for Jefferies Finance and Berkadia for both the three months ended February 28, 2019 and March 31, 2018. The table also provides required summarized data for National Beef for the three months ended February 28, 2019 (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Revenues	$2,082,765	$266,339
Income from continuing operations before extraordinary items	$141,516	$99,811
Net income	$141,516	$99,811

Note 10.  Financial Statement Offsetting
In connection with Jefferies Group's derivative activities and securities financing activities, Jefferies Group may enter into master netting agreements and collateral arrangements with counterparties to manage its exposure to credit risk. Generally, transactions are executed under standard industry agreements, including, but not limited to: derivative transactions – ISDA master netting agreements; master securities lending agreements (securities lending transactions); and master repurchase agreements (repurchase transactions).

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at February 28, 2019
Derivative contracts	$2,508,271	$(2,296,080)	$212,191	$—	$—	$212,191
Securities borrowing arrangements	$7,231,073	$—	$7,231,073	$(529,874)	$(1,171,891)	$5,529,308
Reverse repurchase agreements	$15,852,250	$(12,355,680)	$3,496,570	$(328,449)	$(3,137,324)	$30,797

Liabilities at February 28, 2019
Derivative contracts	$2,746,461	$(2,383,752)	$362,709	$—	$—	$362,709
Securities lending arrangements	$2,234,700	$—	$2,234,700	$(529,874)	$(1,681,346)	$23,480
Repurchase agreements	$21,662,963	$(12,355,680)	$9,307,283	$(328,449)	$(8,097,893)	$880,941

Assets at November 30, 2018
Derivative contracts	$2,580,706	$(2,413,931)	$166,775	$—	$—	$166,775
Securities borrowing arrangements	$6,538,212	$—	$6,538,212	$(468,778)	$(1,193,986)	$4,875,448
Reverse repurchase agreements	$11,336,175	$(8,550,417)	$2,785,758	$(609,225)	$(2,126,730)	$49,803

Liabilities at November 30, 2018
Derivative contracts	$3,640,703	$(2,513,050)	$1,127,653	$—	$—	$1,127,653
Securities lending arrangements	$1,838,688	$—	$1,838,688	$(468,778)	$(1,343,704)	$26,206
Repurchase agreements	$17,193,486	$(8,550,417)	$8,643,069	$(609,225)	$(7,070,967)	$962,877

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

(3)
At February 28, 2019, amounts include $5,495.4 million of securities borrowing arrangements, for which Jefferies Group has received securities collateral of $5,338.4 million, and $848.7 million of repurchase agreements, for which Jefferies Group has pledged securities collateral of $869.3 million, which are subject to master netting agreements, but Jefferies Group has not determined the agreements to be legally enforceable. At November 30, 2018, amounts include $4,825.7 million of securities borrowing arrangements, for which Jefferies Group has received securities collateral of $4,711.7 million, and $931.7 million of repurchase agreements, for which Jefferies Group has pledged securities collateral of $963.6 million, which are subject to master netting agreements, but Jefferies Group has not determined the agreements to be legally enforceable.

Note 11.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	February 28, 2019	November 30, 2018
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,591	$8,524

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $104,929 and $102,579	66,009	67,894
Trademarks and tradenames, net of accumulated amortization of $22,116 and $21,086	106,894	107,262
Other, net of accumulated amortization of $4,601 and $4,339	4,349	4,611
Total intangible assets, net	185,843	188,291

Goodwill:
Jefferies Group	1,701,646	1,698,381
Other operations	3,459	3,459
Total goodwill	1,705,105	1,701,840

Total intangible assets, net and goodwill	$1,890,948	$1,890,131

Amortization expense on intangible assets included in Income from continuing operations was $3.3 million and $3.3 million for the three months ended February 28, 2019 and March 31, 2018, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$10,079
2020	$13,439
2021	$13,085
2022	$10,110
2023	$9,001

Note 12.  Short-Term Borrowings

Jefferies Group's short-term borrowings, which mature in one year or less, are as follows (in thousands):

	February 28, 2019	November 30, 2018
Bank loans	$473,582	$330,942
Floating rate puttable notes	56,902	56,550
Total short-term borrowings	$530,484	$387,492

At February 28, 2019 and November 30, 2018, the weighted average interest rate on short-term borrowings outstanding was 3.69% and 3.08% per annum, respectively.

Subsequent to quarter-end, on March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance. See Note 9 for further information.

On December 27, 2018, one of Jefferies Group's subsidiaries entered into a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the three months ended February 28, 2019, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Credit Facility.

The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At February 28, 2019, Jefferies Group was in compliance with debt covenants under the Intraday Credit Facility.

Note 13.  Long-Term Debt

The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	February 28, 2019	November 30, 2018
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$743,693	$743,397
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,732	246,719
Total long-term debt – Parent Company	990,425	990,116

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
8.50% Senior Notes, due July 15, 2019, $644,800 and $680,800 principal	655,494	699,659
2.375% Euro Medium Term Notes, due May 20, 2020, $569,025 and $565,500 principal	568,356	564,702
6.875% Senior Notes, due April 15, 2021, $750,000 principal	787,615	791,814
2.25% Euro Medium Term Notes, due July 13, 2022, $4,552 and $4,524 principal	4,287	4,243
5.125% Senior Notes, due January 20, 2023, $600,000 principal	612,214	612,928
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	725,167	709,484
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	373,120	373,669
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	988,003	987,788
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	511,564	511,662
6.50% Senior Notes, due January 20, 2043, $400,000 principal	420,531	420,625
Structured Notes (2)	750,978	686,170
Jefferies Group Revolving Credit Facility	183,690	183,539
Foursight Capital Credit Facilities	32,298	—
Other	82,166	81,164
Total long-term debt – subsidiaries	6,695,483	6,627,447

Long-term debt	$7,685,908	$7,617,563

(1)
Amount includes a loss of $15.6 million and a gain of $22.7 million during the three months ended February 28, 2019 and March 31, 2018, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 4 for further information.

(2)
These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues.

Subsidiary Debt:

Structured notes with a total principal amount of approximately $79.9 million, net of retirements were issued during the three months ended February 28, 2019. Additionally, during the three months ended February 28, 2019, Jefferies Group repaid $36.0 million of its 8.50% Senior Notes.

During 2018, Jefferies Group entered into a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $185.0 million. The Jefferies Group Revolving Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of certain of its subsidiaries and its' minimum tangible net worth, liquidity requirements and minimum capital requirements. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The obligations of certain of Jefferies Group's subsidiaries under the Jefferies Group Revolving Credit Facility are secured by substantially all its assets. At February 28, 2019, Jefferies Group was in compliance with the debt covenants under the Jefferies Group Revolving Credit Facility.

At February 28, 2019, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $225.0 million, which mature in March 2020 and July 2020. The March 2020 credit facility bears interest based on the three month LIBOR plus a credit spread fixed through its maturity and the July 2020 credit facility bears interest based on the one month LIBOR plus a credit spread fixed through its maturity. As a condition of the March 2020 credit facility, Foursight Capital is obligated to maintain cash reserves in an amount equal to the quoted price of an interest rate cap sufficient to meet the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $38.9 million at February 28, 2019.

Note 14.  Mezzanine Equity

Redeemable Noncontrolling Interests

The following table rolls forward National Beef’s redeemable noncontrolling interests activity (prior to its deconsolidation in June 2018) during the three months ended March 31, 2018 (in thousands):

Balance, January 1, 2018	$412,128
Income allocated to redeemable noncontrolling interests	14,450
Distributions to redeemable noncontrolling interests	(9,519)
Decrease in fair value of redeemable noncontrolling interests	(17,067)
Balance, March 31, 2018	$399,992

At February 28, 2019 and November 30, 2018, redeemable noncontrolling interests include other redeemable noncontrolling interests of $20.2 million and $19.8 million, respectively, primarily related to our oil and gas exploration and development businesses.

Mandatorily Redeemable Convertible Preferred Shares

In connection with our acquisition of Jefferies Group in March 2013, we issued a new series of 3.25% Cumulative Convertible Preferred Shares ("Preferred Shares") ($125.0 million at mandatory redemption value) in exchange for Jefferies Group's outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,162,200 common shares, an effective conversion price of $30.03 per share. The holders of the Preferred Shares are also entitled to an additional quarterly payment in the event we declare and pay a dividend on our common stock in an amount greater than $0.0625 per common share per quarter. The additional quarterly payment would be paid to the holders of Preferred Shares on an as converted basis and on a per share basis would equal the quarterly dividend declared and paid to a holder of a share of common stock in excess of $0.0625 per share. In the third quarter of 2017, we increased our quarterly dividend from $0.0625 to $0.10 per common share. In the third quarter of 2018, we increased our quarterly dividend from $0.10 to $0.125 per common share. These increased the preferred stock dividend from $1.2 million for the three months ended March 31, 2018 to $1.3 million for the three months ended February 28, 2019. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

Note 15.  Compensation Plans

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock units ("RSUs") may be granted to new employees as "sign-on" awards, to existing employees as "retention" awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four year service period and are amortized as compensation expense on a straight-line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with market, performance and service conditions. Market conditions are incorporated into the grant-date fair value of senior executive awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if it is determined that it is probable that the performance condition will be achieved.

Stock-Based Compensation Expense. Compensation and benefits expense included $11.8 million and $12.4 million for the three months ended February 28, 2019 and March 31, 2018, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $3.0 million and $2.9 million for the three months ended February 28, 2019 and March 31, 2018, respectively. At February 28, 2019, total unrecognized compensation cost related to nonvested share-based compensation plans was $109.9 million; this cost is expected to be recognized over a weighted average period of three years.

At February 28, 2019, there were 1,821,000 shares of restricted stock outstanding with future service required, 5,958,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 14,434,000 RSUs outstanding with no future service required and 715,000 shares issuable under other plans. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 21,107,000.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At February 28, 2019, the remaining unamortized amount of the restricted cash awards was $591.3 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of three years.

Note 16.  Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income, net of taxes is as follows (in thousands):

	February 28, 2019	November 30, 2018
Net unrealized gains on available for sale securities	$544,278	$542,832
Net unrealized foreign exchange losses	(162,448)	(193,402)
Net unrealized gains (losses) on instrument specific credit risk	12,101	(5,728)
Net unrealized gains on cash flow hedges	219	470
Net minimum pension liability	(55,531)	(55,886)
	$338,619	$288,286

Amounts reclassified out of accumulated other comprehensive income to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	For the Three Months Ended
	February 28, 2019	March 31, 2018
Net unrealized losses on available for sale securities, net of income tax benefit of $(377) and $(5)	$(1,129)	$(15)	Other revenues
Net unrealized losses on instrument specific credit risk, net of income tax benefit of $(99) and $0	(294)	—	Principal transactions
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(119) and $(151)	(355)	(462)	Selling, general and other expenses, which includes pension expense
Other pension, net of income tax benefit of $0 and $0	—	(5,344)	Compensation and benefits expense
Total reclassifications for the period, net of tax	$(1,778)	$(5,821)

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

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Revenues from contracts with customers:
Commissions and other fees	$147,134	$147,902
Investment banking	285,596	439,991
Manufacturing revenues	75,425	98,365
Other	61,832	42,158
Total revenue from contracts with customers	569,987	728,416

Other sources of revenue:
Principal transactions	246,182	145,663
Interest income	386,844	275,222
Other	(8,001)	11,810
Total revenue from other sources	625,025	432,695

Total revenues	$1,195,012	$1,161,111

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
Asset Management Fees. Jefferies Group earns management and performance fees, recorded in Other revenues, in connection with investment advisory services provided to various funds and accounts, which are satisfied over time and measured using a time elapsed measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract. Management and performance fees are considered variable as they are subject to fluctuation (e.g., changes in assets under management, market performance) and/ or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon notional amount and are included in the transaction price at the end of each month when the assets under management or notional amount is known. Performance fees are received when the return on assets under management for a specified performance period exceed certain benchmark returns, "high-water marks" or other performance targets. The performance period related to performance fees is annual or semi-annual. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.
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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
Major Business Activity:	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total

Three months ended February 28, 2019
Jefferies Group:
Equities (1)	$152,061	$—	$—	$(192)	$151,869
Fixed Income (1)	3,068	—	—	—	3,068
Investment Banking - Capital markets	105,114	—	—	—	105,114
Investment Banking - Advisory	180,482	—	—	—	180,482
Asset Management	6,669	—	—	—	6,669
Manufacturing revenues	—	75,425	—	—	75,425
Oil and gas revenues	—	36,365	—	—	36,365
Other revenues	—	10,995	—	—	10,995
Total revenues from contracts with customers	$447,394	$122,785	$—	$(192)	$569,987

Primary Geographic Region:
Americas	$326,757	$122,527	$—	$(192)	$449,092
Europe, Middle East and Africa	103,493	234	—	—	103,727
Asia	17,144	24	—	—	17,168
Total revenues from contracts with customers	$447,394	$122,785	$—	$(192)	$569,987

Three months ended March 31, 2018
Jefferies Group:
Equities (1)	$151,630	$—	$—	$—	$151,630
Fixed Income (1)	2,958	—	—	—	2,958
Investment Banking - Capital markets	248,834	—	—	—	248,834
Investment Banking - Advisory	191,157	—	—	—	191,157
Asset Management	4,930	—	—	—	4,930
Manufacturing revenues	—	98,365	—	—	98,365
Oil and gas revenues	—	20,330	—	—	20,330
Other revenues	—	10,212	—	—	10,212
Total revenues from contracts with customers	$599,509	$128,907	$—	$—	$728,416

Primary Geographic Region:
Americas	$520,854	$128,577	$—	$—	$649,431
Europe, Middle East and Africa	61,328	255	—	—	61,583
Asia	17,327	75	—	—	17,402
Total revenues from contracts with customers	$599,509	$128,907	$—	$—	$728,416

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at February 28, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at February 28, 2019.

During the three months ended February 28, 2019 and March 31, 2018, Jefferies Group recognized $14.7 million and $11.7 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, Jefferies Group recognized $4.9 million and $4.6 million, respectively, of revenues primarily associated with distribution services during the three months ended February 28, 2019 and March 31, 2018, a portion of which relates to prior periods.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and it has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $247.1 million and $250.6 million at February 28, 2019 and November 30, 2018, respectively. We had no significant impairments related to these receivables during the three months ended February 28, 2019 and March 31, 2018.

Jefferies Group's deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Our deferred revenue, which primarily relates to Jefferies Group, was $11.5 million and $14.2 million at February 28, 2019 and November 30, 2018, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended February 28, 2019, we recognized $7.6 million of deferred revenue from the balance at November 30, 2018. During the three months ended March 31, 2018, we recognized $4.9 million of deferred revenue from the balance at December 31, 2017.
Contract Costs
Jefferies Group capitalizes costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At February 28, 2019 and November 30, 2018, Jefferies Group's capitalized costs to fulfill a contract were $4.0 million and $4.7 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. For the three months ended February 28, 2019 and March 31, 2018, Jefferies Group recognized expenses of $2.1 million and $2.4 million, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended February 28, 2019 and March 31, 2018. At February 28, 2019 and November 30, 2018, capitalized costs related to our other subsidiaries were not material.

Note 18.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at February 28, 2019 was $248.5 million (including $57.5 million for interest), of which $177.6 million related to Jefferies Group. The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at November 30, 2018 was $251.4 million (including $54.1 million for interest), of which $174.9 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. No material penalties were accrued for the three months ended February 28, 2019 and March 31, 2018.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2014. We are currently under examination in a number of major tax jurisdictions. Prior to becoming a wholly-owned subsidiary, Jefferies Group filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions and Jefferies Group is also currently under examination in a number of major tax jurisdictions. We do not expect that resolution of these examinations will have a significant effect on our Consolidated Statements of Financial Condition, but could have a significant impact on the Consolidated Statements of Operations for the period in which resolution occurs.

Regarding the new tax on global intangible low-taxed income ("GILTI"), which became applicable in fiscal 2019, we have made an accounting policy election to treat GILTI as a period cost if and when incurred.

Our provision for income taxes for continuing operations for the three months ended February 28, 2019 was $2.3 million, representing an effective tax rate of 4.7%. Our provision for income taxes for the three months ended February 28, 2019 was reduced by $6.7 million related to completing our accounting for tax reform enacted in 2017, as permitted by Staff Accounting Bulletin No. 118, which was issued by the SEC staff on December 22, 2017.

Our provision for income taxes for continuing operations for the three months ended March 31, 2018 was reduced by a $43.9 million benefit resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryforwards ("NOLs") which we now believe are more likely than not to be utilized before they expire.

Note 19.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$44,811	$124,525
Allocation of earnings to participating securities (1)	(255)	(499)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	44,556	124,026
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(7)	(1)
Mandatorily redeemable convertible preferred share dividends	—	1,172
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$44,549	$125,197

Denominator for earnings per share:
Weighted average common shares outstanding	304,533	356,576
Weighted average shares of restricted stock outstanding with future service required	(1,828)	(1,285)
Weighted average RSUs outstanding with no future service required	12,470	11,136
Denominator for basic earnings per share – weighted average shares	315,175	366,427
Stock options	—	30
Senior executive compensation plan awards	3,577	2,842
Mandatorily redeemable convertible preferred shares	—	4,162
Denominator for diluted earnings per share	318,752	373,461

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,831,000 and 1,317,000 for the for the three months ended February 28, 2019 and March 31, 2018, respectively. Dividends declared on participating securities were not material during the three months ended February 28, 2019 and March 31, 2018. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

For the three months ended February 28, 2019, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

The Board of Directors from time to time has authorized the repurchase of our common shares. In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization. During the three months ended February 28, 2019, we purchased a total of 9,600,000 of our common shares for an aggregate purchase price of $194.7 million under these authorizations. At February 28, 2019, $305.3 million remained available for repurchase.

Note 20.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Maximum Payout
Equity commitments (1)	$17.2	$148.6	$1.3	$—	$9.8	$176.9
Loan commitments (1)	250.0	5.0	54.0	30.0	500.0	839.0
Underwriting commitments	215.4	—	—	—	—	215.4
Forward starting reverse repos (2)	6,225.6	—	—	—	—	6,225.6
Forward starting repos (2)	4,738.8	—	—	—	—	4,738.8
Other unfunded commitments (1)	165.3	—	90.9	4.9	—	261.1
	$11,612.3	$153.6	$146.2	$34.9	$509.8	$12,456.8

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At February 28, 2019, $6,225.4 million within forward starting securities purchased under agreements to resell and $4,736.0 million within forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At February 28, 2019, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $17.9 million.

See Note 9 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, as of February 28, 2019, we have other equity commitments to invest up to $31.8 million in various other investments.

Loan Commitments. From time to time Jefferies Group makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 28, 2019, Jefferies Group had $584.0 million of outstanding loan commitments to clients.

Loan commitments outstanding at February 28, 2019, also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At February 28, 2019, none of Jefferies Group's $250.0 million commitment was funded.

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
The following table summarizes the notional amounts associated with Jefferies Group's derivative contracts meeting the definition of a guarantee under GAAP at February 28, 2019 (in millions):

	Expected Maturity Date
Guarantee Type	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$9,764.7	$2,569.7	$4,148.7	$281.8	$332.3	$17,097.2
Written derivative contracts – credit related	—	32.4	1.5	61.0	—	94.9
Total derivative contracts	$9,764.7	$2,602.1	$4,150.2	$342.8	$332.3	$17,192.1

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). Jefferies Group substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and Jefferies Group manages the risk associated with these contracts in the context of its overall risk management framework. Jefferies Group believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $161.7 million at February 28, 2019.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At February 28, 2019, the aggregate amount of commercial paper outstanding was $1.47 billion.
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
Standby Letters of Credit.  At February 28, 2019, Jefferies Group provided guarantees to certain counterparties in the form of standby letters of credit totaling $37.1 million. Standby letters of credit commit Jefferies Group to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $1.6 million at February 28, 2019. Primarily all letters of credit expire within one year.

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

Jefferies LLC’s net capital and excess net capital at February 28, 2019 were $1,411.6 million and $1,303.2 million, respectively.

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
Note 22.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	February 28, 2019		November 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$699,780	$697,333	$680,015	$676,152

Financial Liabilities:
Short-term borrowings (2)	$530,484	$530,484	$387,492	$387,492
Long-term debt (3)	$6,934,930	$6,853,309	$6,931,393	$6,826,503

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

Note 23.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in our Consolidated Statements of Financial Condition at February 28, 2019 and November 30, 2018 are Jefferies Group's equity investments in Private Equity Related Funds of $31.6 million and $35.5 million, respectively. Net gains (losses) aggregating $(4.1) million and $7.0 million for the three months ended February 28, 2019 and March 31, 2018, respectively, were recorded in Other revenues related to the Private Equity Related Funds. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 8 and 20.

Berkadia Commercial Mortgage, LLC.  At February 28, 2019 and November 30, 2018, Jefferies Group has commitments to purchase $578.5 million and $723.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $13.8 million and $9.9 million at February 28, 2019 and November 30, 2018, respectively, included in Payables, expense accruals and other liabilities in our Consolidated Statements of Financial Condition.

Officers, Directors and Employees.  We have $48.3 million and $49.3 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at February 28, 2019 and November 30, 2018, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

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

A summary of the results of discontinued operations for National Beef for the three months ended March 31, 2018 is as follows (in thousands):

Revenues:
Beef processing services	$1,781,920
Interest income	68
Other	3,370
Total revenues	1,785,358

Expenses:
Compensation and benefits	10,207
Cost of sales	1,670,776
Interest expense	2,109
Depreciation and amortization	25,519
Selling, general and other expenses	7,856
Total expenses	1,716,467

Income from discontinued operations before income taxes	68,891
Income tax provision	15,934
Income from discontinued operations, net of income tax provision	$52,957

Net income attributable to the redeemable noncontrolling interests in the Consolidated Statements of Operations includes $14.5 million related to National Beef's noncontrolling interests for the three months ended March 31, 2018. Pre-tax income from discontinued operations attributable to Jefferies Financial Group Inc. common shareholders was $54.4 million for the three months ended March 31, 2018.

As discussed above, we account for our retained 31% ownership of National Beef subsequent to the sale to Marfrig under the equity method. During the three months ended February 28, 2019, we recorded $27.1 million in Income related to associated companies from our 31% ownership in National Beef and we received distributions from National Beef of $25.6 million. The pre-tax income of 100% of National Beef during the three months ended February 28, 2019 was $94.5 million.

Note 25.  Segment Information

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

Merchant Banking consists of our various merchant banking businesses and investments, primarily including National Beef, Spectrum Brands, Linkem, Vitesse Energy Finance and JETX Energy, WeWork, HomeFed, Idaho Timber and FXCM. Our Merchant Banking businesses and investments also include Berkadia and our LAM seed investments, prior to their transfer to Jefferies Group in the fourth quarter of 2018, and Garcadia, prior to its sale in August 2018.

Corporate assets primarily consist of financial instruments owned, the deferred tax asset (exclusive of Jefferies Group's deferred tax asset), cash and cash equivalents. Corporate revenues primarily include interest income. We do not allocate Corporate revenues or overhead expenses to the operating units
As discussed further in Note 24, on June 5, 2018, we sold 48% of National Beef to Marfrig and deconsolidated our investment in National Beef. Results prior to June 5, 2018 are classified in discontinued operations and are not included in the table below. Our retained 31% interest in National Beef is accounted for under the equity method, and results subsequent to the June 5, 2018 closing are included in Merchant Banking in the table below.

Certain information concerning our segments is presented in the following table. Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired. As discussed above, Jefferies Group is reflected in our consolidated financial statements utilizing a one month lag for the three months ended March 31, 2018.

	For the Three Months Ended
	February 28, 2019	March 31, 2018
	(In thousands)
Net revenues:
Reportable Segments:
Jefferies Group (1)	$685,718	$821,246
Merchant Banking (1) (2)	136,338	73,901
Corporate	4,193	3,067
Total net revenues related to reportable segments	826,249	898,214
Consolidation adjustments	2,194	(2,779)
Total consolidated net revenues	$828,443	$895,435

Income (loss) from continuing operations before income taxes:
Reportable Segments:
Jefferies Group (1)	$62,585	$122,738
Merchant Banking (1) (2)	20,105	(49,257)
Corporate	(21,343)	(21,525)
Income from continuing operations before income taxes related to reportable segments	61,347	51,956
Parent Company interest	(14,762)	(14,746)
Consolidation adjustments	2,732	553
Total consolidated income from continuing operations before income taxes	$49,317	$37,763

Depreciation and amortization expenses:
Reportable Segments:
Jefferies Group (1)	$17,662	$16,366
Merchant Banking (1)	15,417	10,924
Corporate	855	870
Total consolidated depreciation and amortization expenses	$33,934	$28,160

(1)
Amounts related to LAM and Berkadia are included in Merchant Banking prior to their transfer to Jefferies Group in the fourth quarter of 2018. For the three months ended March 31, 2018, revenues related to the net assets transferred were $(36.6) million and income (loss) from continuing operations before income taxes related to the net assets transferred was $(20.7) million.

(2)
Merchant Banking Net revenues and Income from continuing operations before income taxes include realized and unrealized gains (losses) relating to our investment in FXCM of $0.5 million and $(2.3) million, respectively, for the three months ended February 28, 2019 and $8.6 million and $0.4 million, respectively, for the three months ended March 31, 2018.

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended February 28, 2019 and March 31, 2018, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($14.8 million and $14.7 million, respectively) and Merchant Banking ($8.3 million and $6.8 million, respectively).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report may contain forward-looking statements. See "Cautionary Statement for Forward-Looking Information" below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our businesses included in our Transition Report on Form 10-K for the year ended November 30, 2018 (the "2018 10-K").

Results of Operations
We are a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, is the largest independent full-service global investment banking firm headquartered in the U.S.

Prior to the fourth quarter of 2018, we followed a calendar year basis for reporting. Because Jefferies Group followed a fiscal year ended November 30, we included Jefferies Group in our consolidated results utilizing a one month lag. Accordingly, our first quarter results for the three months ended March 31, 2018 include results for Jefferies Group for the months of December 2017 through February 2018. In the fourth quarter of 2018, we changed our fiscal year end to November 30 and eliminated the one month lag previously utilized for inclusion of Jefferies Group's results. Accordingly, our first quarter results for the three months ended February 28, 2019 include comparable results for Jefferies Group for the months of December 2018 through February 2019.

Income from continuing operations before income taxes was $49.3 million for the three months ended February 28, 2019, in comparison to $37.8 million for the three months ended March 31, 2018. During the current quarter, Jefferies Group's performance, which generated pre-tax income of $62.6 million, was impacted by an extremely challenging environment throughout December and the government shutdown during December and January, although business has since resumed its more normal pace. Merchant Banking's results include income from associated companies of $27.1 million for the three months ended February 28, 2019 in respect of our 31% investment in National Beef Packing Company, LLC ("National Beef"), and a $36.0 million mark-to-market increase in the value of our investment in Spectrum Brands Holdings, Inc. ("Spectrum Brands").

In contrast, for the three months ended March 31, 2018, Jefferies Group reflected strong performance in Investment Banking and solid performance in Equities and Fixed Income, which generated pre-tax income of $122.7 million. Merchant Banking's results for the three months ended March 31, 2018 included an offsetting $21.4 million mark-to-market decrease in the value of our investment in Spectrum Brands/HRG Group, Inc. ("HRG"). Income from discontinued operations before income taxes for the first quarter of 2018 included $68.9 million, or $53.0 million net of tax expense, related to our then 79% ownership of National Beef.

A summary of results for the three months ended February 28, 2019 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total
Net revenues	$685,718	$136,338	$4,193	$—	$2,194	$828,443

Expenses:
Compensation and benefits	371,685	20,386	17,521	—	—	409,592
Cost of sales	—	66,921	—	—	—	66,921
Floor brokerage and clearing fees	51,977	—	—	—	(109)	51,868
Interest expense	—	8,256	—	14,762	—	23,018
Depreciation and amortization	17,662	15,417	855	—	—	33,934
Selling, general and other expenses	181,809	32,566	7,160	—	(429)	221,106
Total expenses	623,133	143,546	25,536	14,762	(538)	806,439
Income (loss) from continuing operations before income taxes and income related to associated companies	62,585	(7,208)	(21,343)	(14,762)	2,732	22,004
Income related to associated companies	—	27,313	—	—	—	27,313
Income (loss) from continuing operations before income taxes	$62,585	$20,105	$(21,343)	$(14,762)	$2,732	49,317
Income tax provision from continuing operations						2,302
Net income						$47,015

A summary of results for the three months ended March 31, 2018 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total
Net revenues	$821,246	$73,901	$3,067	$—	$(2,779)	$895,435

Expenses:
Compensation and benefits	455,633	19,942	14,957	—	(873)	489,659
Cost of sales	—	81,935	—	—	—	81,935
Floor brokerage and clearing fees	43,819	—	—	—	(1,643)	42,176
Interest expense	—	6,752	—	14,746	—	21,498
Depreciation and amortization	16,366	10,924	870	—	—	28,160
Selling, general and other expenses	182,690	35,705	8,765	—	(816)	226,344
Total expenses	698,508	155,258	24,592	14,746	(3,332)	889,772
Income (loss) from continuing operations before income taxes and income related to associated companies	122,738	(81,357)	(21,525)	(14,746)	553	5,663
Income related to associated companies	—	32,100	—	—	—	32,100
Income (loss) from continuing operations before income taxes	$122,738	$(49,257)	$(21,525)	$(14,746)	$553	37,763
Income tax benefit from continuing operations						(48,429)
Income from discontinued operations, net of income tax provision						52,957
Net income						$139,149

Jefferies Group

Jefferies Group is reflected in our consolidated financial statements and disclosures for the three months ended March 31, 2018 utilizing a one month lag. A summary of results of operations for Jefferies Group is as follows (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Net revenues	$685,718	$821,246

Expenses:
Compensation and benefits	371,685	455,633
Floor brokerage and clearing fees	51,977	43,819
Depreciation and amortization	17,662	16,366
Selling, general and other expenses	181,809	182,690
Total expenses	623,133	698,508

Income from continuing operations before income taxes	$62,585	$122,738

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

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Equities	$174,539	$155,777
Fixed income	196,759	213,053
Total sales and trading	371,298	368,830

Equity	51,337	79,840
Debt	53,777	168,994
Capital markets	105,114	248,834
Advisory	180,482	191,157
Other investment banking	(7,642)	(6,218)
Total investment banking	277,954	433,773
Other	8,995	8,097
Total capital markets (1) (2)	658,247	810,700

Asset management fees	6,669	4,930
Investment return (3) (4)	32,412	12,379
Allocated net interest (3) (5)	(11,610)	(6,763)
Total asset management	27,471	10,546

Total net revenues	$685,718	$821,246

(1)	Includes net interest revenue of $4.6 million and $0.7 million for the three months ended February 28, 2019 and March 31, 2018, respectively.

(2)
Allocated net interest is not separately disaggregated in presenting Jefferies Group's Capital Markets reportable segment within its Net Revenues by Source. This presentation is aligned to its Capital Markets internal performance measurement.

(3)
Beginning with the three months ended February 28, 2019, Net revenues attributed to the Investment return in Jefferies Group's Asset Management reportable segment have been disaggregated to separately present Investment return and Allocated net interest (see footnote 4). This disaggregation is intended to increase transparency and to make clearer actual Investment return. Jefferies Group offers third-party investors the opportunity to co-invest in its asset management funds and separately managed accounts alongside it. Jefferies Group believes that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to its credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods, none of which are pertinent to the Investment returns generated by the performance of the portfolio.

(4)	Includes net interest expense of $1.2 million and $1.5 million for the three months ended February 28, 2019 and March 31, 2018, respectively.

(5)
Allocated net interest represents the allocation of Jefferies Group's long-term debt interest expense to its Asset Management reportable segment, net of interest income on its Cash and cash equivalents and other sources of liquidity. For discussion of Jefferies Group's sources of liquidity, refer to the "Liquidity and Capital Resources" section herein.

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

Total equities net revenues were $174.5 million for the three months ended February 28, 2019, compared with $155.8 million for the three months ended March 31, 2018. Equities net revenues for the three months ended February 28, 2019 increased compared with the three months ended March 31, 2018 on broad strength across businesses, which continue to be well-positioned across global market rankings. The increase in Jefferies Group's core global equities sales and trading business was primarily driven by higher revenues in its prime services, international convertibles, equity derivatives, and global cash and electronic trading businesses. Jefferies Group's results include increased revenues in its international convertibles business as a result of the expansion of this business, as well as improved market conditions. In its global cash equities business, Jefferies Group's results were higher this quarter in U.S. and European equities, driven by higher client activity versus market volumes. Several of its core global equities businesses had a record net revenue first quarter including prime brokerage, securities finance, equity derivatives, and electronic trading.

The increase in Jefferies Group's core global equities sales and trading business was partially offset by a decrease in its Asia cash equities business, which was driven by a decline in market volumes and client activity, and lower results in its U.S. convertibles business. The increase in equities net revenues compared with the three months ended March 31, 2018 is reflective of lower losses in certain block positions in the three months ended February 28, 2019.

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

Fixed income net revenues totaled $196.8 million for the three months ended February 28, 2019, a decrease of $16.3 million from net revenues of $213.1 million in the three months ended March 31, 2018, primarily due to difficult market conditions as compared with the prior year quarter. Global rates revenues in the current quarter declined as concerns over Brexit and economic challenges in other countries limited trading opportunities, while flow trading around volatility in the prior year quarter was not replicated in the current quarter as global central banks took a more neutral approach to interest rates dampening volatility. Jefferies Group's Asia credit business was well positioned in the current global economic environment and contributed positively.
Revenues in Jefferies Group's U.S. and international securitized markets groups and Europe credit business were lower due to less liquidity in the securitization markets for those product classes and resulting trading losses in a challenging and mixed market, partially offset by gains from certain strategic asset-backed ventures.
Difficult market conditions early in the quarter contributed to declines in revenues for Jefferies Group's emerging markets and municipal securities businesses, though markets picked up in the latter part of the quarter. Additionally, spread volatility was significantly lower in the current quarter as compared with the prior year quarter.
Revenues in Jefferies Group's leveraged credit business were higher due to improved results from secondary trading of par loans and bonds, which was partially offset by lower revenues in its distressed products business, which had outperformed in the prior year quarter. The current quarter also included higher revenues resulting from Jefferies Group's issuance of structured notes and increased trading revenue from structured notes as compared with the prior year quarter.

Investment Banking Revenues

Investment banking is comprised of revenues from:

•
capital markets services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities and loan syndication;

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•	Jefferies Group's share of net earnings from its corporate lending joint venture Jefferies Finance LLC ("Jefferies Finance"); and

•	securities and loans received or acquired in connection with Jefferies Group's investment banking activities.

Total investment banking revenues were $278.0 million for the three months ended February 28, 2019, 35.9% lower than the three months ended March 31, 2018, primarily due to the severe market downturn in December, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue transactions in the capital markets. Jefferies Group's investment banking results during the three months ended February 28, 2019 primarily reflect lower capital markets revenues. During the period, industry-wide U.S. equity and leverage finance capital market activity declined very significantly. Jefferies Group's capital markets revenues for the quarter were $105.1 million, down $143.7 million, or 57.8%, from the same quarter last year.

Jefferies Group's advisory revenues were $180.5 million, $10.7 million, or 5.6% lower than its results in the prior year quarter.

From equity and debt capital raising activities, Jefferies Group generated $51.3 million and $53.8 million in revenues, respectively, for the three months ended February 28, 2019. During the three months ended February 28, 2019, Jefferies Group completed 114 public and private debt financings that raised $27.3 billion in aggregate and Jefferies Group completed 21 public and private equity and convertible offerings that raised $3.0 billion (all of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $180.5 million, including revenues from 40 merger and acquisition transactions and four restructuring and recapitalization transactions with an aggregate transaction value of $52.2 billion.

From equity and debt capital raising activities, Jefferies Group generated $79.8 million and $169.0 million in revenues, respectively, for the three months ended March 31, 2018. During the three months ended March 31, 2018, Jefferies Group completed 245 public and private debt financings that raised $68.0 billion in aggregate and Jefferies Group completed 37 public and private equity and convertible offerings that raised $6.8 billion (36 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $191.2 million, including revenues from 35 merger and acquisition transactions and six restructuring and recapitalization transactions with an aggregate transaction value of $62.7 billion.

Other investment banking revenues were a loss of $7.6 million for the three months ended February 28, 2019 compared with a loss of $6.2 million for the three months ended March 31, 2018. Other investment banking revenues during the three months ended February 28, 2019 include a net loss of $1.2 million from Jefferies Group's share of the net results of the Jefferies Finance joint venture, due to a lower than normal delay of loan closings as a result of volatility in the leveraged finance markets during the first quarter, compared with net revenues of $21.2 million in the prior year quarter. Other investment banking results also included a gain related to a certain block position compared with a loss on another position in the prior year quarter.

Other Net Revenues

Other net revenues are comprised of revenues from:
• strategic investments, including Berkadia Commercial Mortgage Holding LLC ("Berkadia"), other than Jefferies Finance;
• principal investments in private equity and hedge funds managed by third parties or related parties; and
• investments held as part of employee benefit plans, including deferred compensation plans (for which Jefferies Group incurs corresponding compensation expenses).

Other net revenues totaled $9.0 million for the three months ended February 28, 2019, an increase of $0.9 million compared with $8.1 million for the three months ended March 31, 2018. The results in the three months ended February 28, 2019 include net revenues of $22.6 million due to Jefferies Group's share of income from Berkadia, which was transferred to Jefferies Group on October 1, 2018 from Jefferies, partially offset by higher losses on investments in certain private equity funds and hedge funds managed by third parties or related parties compared with the prior year quarter.

Asset Management Net Revenues

Asset management revenues include the following:
• management and performance fees from funds and accounts managed by Jefferies Group; and
• investment income from Jefferies Group's investments in and managed by Jefferies Group's asset management business and other asset managers.

In the fourth quarter of 2018, Jefferies transferred to Jefferies Group investments in certain separately managed accounts and funds. Due to this transfer, Jefferies Group has made changes to the presentation of its "Net Revenues by Source" in the fourth quarter of 2018 and are including investment income from its investments in these separately managed accounts and funds within asset management revenues. Previously reported results are presented on a comparable basis.
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

Net revenues for the three months ended February 28, 2019 included asset management revenues of $27.5 million, compared with $10.5 million in the three months ended March 31, 2018. The increase was primarily due to higher investment return revenues, as a result of improved performance and an increase in Jefferies Group's investments in certain separately managed accounts and funds and higher asset management fees, partially offset by an increase in allocated net interest.

Assets under management for Jefferies Group were $1,049 million and $1,310 million at February 28, 2019 and November 30, 2018, respectively.

Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of certain share-based and cash compensation awards to employees. Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded in the year of the award. Compensation and benefits expense includes amortization expense associated with these awards to the extent there are respective future service periods. In addition, the senior executive awards contain market and performance conditions.
Compensation expense related to the amortization of share-based and cash-based awards amounted to $72.7 million and $75.7 million for the three months ended February 28, 2019 and March 31, 2018, respectively. Compensation and benefits as a percentage of Net revenues were 54.2% and 55.5% for the three months ended February 28, 2019 and March 31, 2018, respectively.

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

The increase in non-compensation expenses during the three months ended February 28, 2019 as compared to the three months ended March 31, 2018 was primarily due to an increase in technology and communication expenses related to costs associated with the development of the various trading systems and Jefferies Group's efforts to provide its professionals with leading digital tools to manage workflow and help Jefferies Group better serve its clients, and higher floor brokerage and clearing fees due to an increase in trading volumes in certain businesses, partially offset by lower business development expenses and underwriting costs primarily due to a decline in investment banking engagements during the current quarter.

Merchant Banking

A summary of results for our merchant banking business is as follows (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Net revenues	$136,338	$73,901

Expenses:
Compensation and benefits	20,386	19,942
Cost of sales	66,921	81,935
Interest expense	8,256	6,752
Depreciation and amortization	15,417	10,924
Selling, general and other expenses	32,566	35,705
Total expenses	143,546	155,258

Loss from continuing operations before income taxes and income related to associated companies	(7,208)	(81,357)
Income related to associated companies	27,313	32,100
Income (loss) from continuing operations before income taxes	$20,105	$(49,257)

Merchant Banking includes the consolidated results of Vitesse Energy, LLC ("Vitesse Energy Finance") and JETX Energy, LLC ("JETX Energy") (oil and gas production and development) and Idaho Timber (manufacturing). It also includes our ownership of Spectrum Brands/HRG shares, which is accounted for at fair value and impacts our results through its mark-to-market adjustments reflected in Net revenues, our investment in WeWork and the results of our investment in FXCM Group, LLC ("FXCM"). Interest and gains related to the note receivable component of our FXCM investment are included in Net revenues, while income (loss) related to our equity method investment in FXCM is included in Income (loss) related to associated companies. Additionally, Merchant Banking includes our equity investments in National Beef (beef processing), Berkadia, prior to its transfer to Jefferies Group on October 1, 2018 (commercial mortgage banking, investment sales and servicing), HomeFed Corporation ("HomeFed") (real estate company), Garcadia, prior to its sale in August 2018 (automobile dealerships) and Linkem (fixed wireless broadband services in Italy).

In the fourth quarter of 2018, we amalgamated all our primary financial services operating businesses into one platform by transferring our 50% membership interest in Berkadia and our Leucadia Asset Management ("LAM") seed investments into Jefferies Group. For the three months ended March 31, 2018, revenues related to the net assets transferred were $(36.6) million and income (loss) from continuing operations before income taxes related to the net assets transferred was $(20.7) million.

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018

Vitesse Energy Finance and JETX Energy	$5,471	$17,058
Idaho Timber	75,446	98,380
LAM	—	(50,906)
FXCM	450	8,597
Spectrum Brands/HRG	39,150	(21,436)
Other	15,821	22,208
Total net revenues	$136,338	$73,901

Vitesse Energy Finance's net revenues for the three months ended February 28, 2019 decreased due to net unrealized losses related to oil hedges of $25.4 million in the three months ended February 28, 2019 as compared to losses of $3.7 million in the three months ended March 31, 2018. As discussed further in Note 3 to our consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. JETX Energy's net revenues during the three months ended February 28, 2019 and March 31, 2018 were impacted by $(9.6) million and $1.6 million, respectively, of unrealized gains (losses) on a trading asset which is held at fair value. These decreases were offset by increases in Vitesse Energy Finance's oil and gas revenues for the three months ended February 28, 2019 largely due to an increase in production related to Vitesse Energy Finance's acquisition of additional non-operated Bakken assets in the second quarter of 2018.

Net revenues for Idaho Timber decreased in the three months ended February 28, 2019 as compared to the three months ended March 31, 2018, due primarily to a decrease in shipments and a decrease in average selling price.

LAM's net revenues for the three months ended March 31, 2018 primarily reflects lower principal transactions revenue due to two strategies negatively impacted by exceptional volatility during the first quarter of 2018. As discussed more fully above, our LAM seed investments were transferred to Jefferies Group in the fourth quarter of 2018.

Net revenues from our FXCM term loan include gains of $0.5 million and $8.6 million during the three months ended February 28, 2019 and March 31, 2018, respectively. This includes the component related to interest income, which is recorded within Principal transactions revenues.

Spectrum Brands/HRG net revenues reflect changes in the value of our investment. We classify Spectrum Brands/HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments in Principal transactions revenues.

Other revenues for the three months ended February 28, 2019 and March 31, 2018 reflect unrealized losses on trading assets which are held at fair value of $16.4 million and $4.3 million, respectively.

The following provides a summary of total expenses by source (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018

Vitesse Energy Finance and JETX Energy	$31,791	$16,882
Idaho Timber	70,864	85,872
LAM	—	24,596
Other	40,891	27,908
Total expenses	$143,546	$155,258
Total expenses for Vitesse Energy Finance and JETX Energy in the three months ended February 28, 2019 increased compared to the three months ended March 31, 2018, primarily due to Vitesse Energy Finance's acquisition of additional non-operated Bakken assets in the second quarter of 2018.
The decrease in total expenses for Idaho Timber in the three months ended February 28, 2019 as compared to the three months ended March 31, 2018 primarily relates to a decrease in cost of sales associated with a decrease in shipments.
As discussed more fully above, our LAM seed investments were transferred to Jefferies Group in the fourth quarter of 2018.

The following provides a summary of Income (loss) related to associated companies (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018

National Beef	$27,105	$—
Berkadia	—	26,281
FXCM	(2,716)	(8,224)
Garcadia Companies	—	11,383
Linkem	(1,621)	(7,455)
HomeFed	1,983	11,610
Other	2,562	(1,495)
Total income related to associated companies	$27,313	$32,100

Income related to associated companies primarily includes our investments in National Beef, subsequent to June 5, 2018, Berkadia, prior to its transfer to Jefferies Group on October 1, 2018, and the Garcadia Companies, prior to their sale in August 2018.

A summary of results for Merchant Banking by source is as follows (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018

Vitesse Energy Finance and JETX Energy	$(26,320)	$176
Idaho Timber	4,582	12,508
LAM	—	(75,502)
FXCM	450	8,597
Spectrum Brands/HRG	39,150	(21,436)
Other	(25,070)	(5,700)
Loss before income taxes and income related to associated companies	(7,208)	(81,357)
Income related to associated companies	27,313	32,100
Income (loss) from continuing operations before income taxes	$20,105	$(49,257)

Corporate

A summary of results of operations for corporate is as follows (in thousands):

	For the Three Months Ended
	February 28, 2019	March 31, 2018
Net revenues	$4,193	$3,067

Expenses:
Compensation and benefits	17,521	14,957
Depreciation and amortization	855	870
Selling, general and other expenses	7,160	8,765
Total expenses	25,536	24,592

Loss from continuing operations before income taxes	$(21,343)	$(21,525)

For the three months ended February 28, 2019 and March 31, 2018, Compensation and benefits expense includes share-based compensation expense of $5.3 million and $6.0 million, respectively.

Parent Company Interest

Parent company interest expense totaled $14.8 million and $14.7 million for the three months ended February 28, 2019 and March 31, 2018, respectively.

Income Taxes

Our provision for income taxes from continuing operations was $2.3 million, representing an effective tax rate of 4.7%, for the three months ended February 28, 2019, in comparison to a benefit from income taxes of $48.4 million for the three months ended March 31, 2018. Our tax provision for the first quarter of 2019 includes a benefit of $6.7 million related to the completion of our accounting for the impact of tax legislation. Our provision for income taxes for the three months ended March 31, 2018 includes a benefit of $43.9 million resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryforwards ("NOLs") which we determined were more likely than not to be utilized before they expire.

During the second quarter of 2019, we sold the remaining portion of our available for sale portfolio. In connection therewith, we expect to recognize an unrealized tax benefit of $545 million in the second quarter. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income ("AOCI") balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in AOCI and the tax impact removed from AOCI upon realization remains in AOCI until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $545 million. As a result of recent steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which results in the unrealized tax benefit of $545 million being realized. While this realization will not impact total equity, it will result in a tax benefit reflected in the Consolidated Statement of Operations of $545 million and, as a result, Retained earnings will be higher and AOCI will be lower by corresponding amounts.
Discontinued Operations

On June 5, 2018, we sold 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig") for $907.7 million in cash, reducing our ownership in National Beef to 31%. The sale of National Beef meets the criteria under accounting principles generally accepted in the United States of America ("GAAP") to be classified as a discontinued operation as the sale represents a strategic shift in our operations and financial results. As such, we classified the results of National Beef prior to June 5, 2018 as a discontinued operation and it is reported in Income from discontinued operations, net of income tax provision in the Consolidated Statements of Operations.

A summary of results of discontinued operations for National Beef for the three months ended March 31, 2018 is as follows (in thousands):

Net revenues	$1,785,358

Expenses:
Compensation and benefits	10,207
Cost of sales	1,670,776
Interest expense	2,109
Depreciation and amortization	25,519
Selling, general and other expenses	7,856
Total expenses	1,716,467

Income from discontinued operations before income taxes	68,891
Income tax provision	15,934
Income from discontinued operations, net of income tax provision	$52,957

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

The tables below reconcile tangible capital to our GAAP Statements of Financial Condition (in thousands):

	February 28, 2019
	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$4,131,932	$44,325	$1,340,864	$—	$5,517,121
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	763,213	—	—	—	763,213
Financial instruments owned	16,899,559	1,049,534	—	—	17,949,093
Loans to and investments in associated companies	924,975	1,456,051	—	—	2,381,026
Securities borrowed	7,231,073	—	—	—	7,231,073
Securities purchased under agreements to resell	3,496,570	—	—	—	3,496,570
Receivables	6,473,872	753,728	1,166	—	7,228,766
Intangible assets, net and goodwill	1,881,956	8,992	—	—	1,890,948
Deferred tax asset, net	218,503	—	281,324	—	499,827
Other assets	1,165,570	883,855	52,230	(99,947)	2,001,708
Total Assets	43,187,223	4,196,485	1,675,584	(99,947)	48,959,345

Liabilities
Long-term debt (1)	6,581,019	114,464	990,425	—	7,685,908
Other liabilities	30,392,811	690,830	188,421	(99,947)	31,172,115
Total liabilities	36,973,830	805,294	1,178,846	(99,947)	38,858,023

Redeemable noncontrolling interests	—	20,189	—	—	20,189
Mandatorily redeemable convertible preferred shares	—	—	125,000	—	125,000
Noncontrolling interests	5,914	17,267	—	—	23,181
Total Jefferies Financial Group Inc. shareholders' equity	$6,207,479	$3,353,735	$371,738	$—	$9,932,952

Reconciliation to Tangible Capital
Total Jefferies Financial Group Inc. shareholders' equity	$6,207,479	$3,353,735	$371,738	$—	$9,932,952
Less: Intangible assets, net and goodwill	(1,881,956)	(8,992)	—	—	(1,890,948)
Tangible Capital, a non-GAAP measure	$4,325,523	$3,344,743	$371,738	$—	$8,042,004

(1)	Long-term debt within Merchant Banking of $114.5 million at February 28, 2019, primarily includes $78.4 million for Vitesse Energy Finance and $32.3 million for Foursight Capital.

	November 30, 2018
	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$5,145,886	$56,810	$56,113	$—	$5,258,809
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	707,960	—	—	—	707,960
Financial instruments owned	16,399,526	1,063,730	1,409,886	—	18,873,142
Loans to and investments in associated companies	997,524	1,419,808	—	—	2,417,332
Securities borrowed	6,538,212	—	—	—	6,538,212
Securities purchased under agreements to resell	2,785,758	—	—	—	2,785,758
Receivables	5,563,157	721,405	2,839	—	6,287,401
Intangible assets, net and goodwill	1,880,849	9,282	—	—	1,890,131
Deferred tax asset, net	243,240	—	269,549	—	512,789
Other assets	962,872	919,449	99,650	(122,410)	1,859,561
Total Assets	41,224,984	4,190,484	1,838,037	(122,410)	47,131,095

Liabilities
Long-term debt (1)	6,546,283	81,164	990,116	—	7,617,563
Other liabilities	28,440,086	747,990	223,830	(122,410)	29,289,496
Total liabilities	34,986,369	829,154	1,213,946	(122,410)	36,907,059

Redeemable noncontrolling interests	—	19,779	—	—	19,779
Mandatorily redeemable convertible preferred shares	—	—	125,000	—	125,000
Noncontrolling interests	1,911	16,480	—	—	18,391
Total Jefferies Financial Group Inc. shareholders' equity	$6,236,704	$3,325,071	$499,091	$—	$10,060,866

Reconciliation to Tangible Capital
Total Jefferies Financial Group Inc. shareholders' equity	$6,236,704	$3,325,071	$499,091	$—	$10,060,866
Less: Intangible assets, net and goodwill	(1,880,849)	(9,282)	—	—	(1,890,131)
Tangible Capital, a non-GAAP measure	$4,355,855	$3,315,789	$499,091	$—	$8,170,735

(1) Long-term debt within Merchant Banking of $81.2 million at November 30, 2018, primarily includes $77.8 million for Vitesse Energy Finance.

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	February 28, 2019	November 30, 2018

Jefferies Group	$4,325,523	$4,355,855

Merchant Banking:
National Beef	655,142	653,630
Oil and gas	613,833	640,773
Spectrum Brands	410,215	374,221
HomeFed	339,525	337,542
WeWork	258,900	254,400
Linkem	197,144	165,157
FXCM	146,102	148,181
Idaho Timber	79,488	78,190
Other	644,394	663,695
Total Merchant Banking	3,344,743	3,315,789

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	371,738	499,091

Total Tangible Capital (1)	$8,042,004	$8,170,735

(1)
Tangible Capital, a non-GAAP measure, is defined as Jefferies Financial Group Inc. shareholders' equity less Intangible assets, net and goodwill. See reconciliation of Tangible Capital to Jefferies Financial Group Inc. shareholders' equity in the tables above.

Below is a brief description of the captions in the table above:

•	Jefferies Group, our wholly-owned subsidiary, is the largest independent U.S. headquartered global full-service, integrated investment banking and securities firm.

•	Merchant Banking:

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

◦
Our oil and gas business consists of Vitesse Energy Finance and JETX Energy. Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated working interests and royalties predominantly in the Bakken Shale oil field in North Dakota. JETX Energy is our 98% owned consolidated subsidiary that currently has non-operated working interests and acreage in east Texas.

◦
We own approximately 15% of Spectrum Brands, a publicly traded global consumer products company on the NYSE, and we reflect this investment in Trading assets in our financial statements at fair value based on quoted market prices.

◦
We own an approximate 70% equity method interest in HomeFed, which owns and develops residential and mixed-use real estate properties. HomeFed is a public company traded on the Over-the-Counter Bulletin Board. HomeFed is accounted for under the equity method.

◦
We invested $9.0 million in 2013 in WeWork, which creates collaborative office communities. Currently we own less than 1% of the company. Our interest in WeWork is reflected in Trading assets in our financial statements at fair value.

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem’s common equity at February 28, 2019. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

◦
Our investment in FXCM and associated companies consist of a senior secured term loan due in the second quarter of 2019, ($71.4 million principal outstanding at February 28, 2019); a 50% voting interest in FXCM and up to 75% of all distributions. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.

◦
Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products, including the following principal activities: remanufacturing dimension lumber; remanufacturing, bundling and bar coding of home center boards for large retailers; and production of pine dimension lumber and 5/4" radius-edge pine decking.

•
Corporate liquidity and other assets, net of Corporate liabilities, primarily consist of cash and cash equivalents, financial instruments owned, the deferred tax asset (exclusive of Jefferies Group's deferred tax asset), net of long-term debt, trade payables and accruals, as well as our outstanding mandatorily redeemable convertible preferred shares.

Liquidity and Capital Resources

Parent Company Liquidity

At the corporate level our assets principally consist of the stock or membership interests of our businesses and investments, cash and cash equivalents and other noncontrolling investments in debt and equity securities. Our principal sources of funds are distributions from subsidiaries, proceeds from divestitures of existing businesses and investments, repayment of subsidiary advances, available cash resources, liquid investments, funds distributed from subsidiaries as tax sharing payments, public and private capital market transactions, and management and other fees. Our cash requirements consist primarily of the payment of interest on our debt, dividends and corporate cash overhead expenses, as well as acquisitions of new businesses when determined to be in the best interest of our shareholders.
During the three months ended February 28, 2019, we received $199.4 million of distributions from our existing subsidiary businesses, including $165.7 million from Jefferies Group and $25.6 million from National Beef.
Our cash resources and investments that are easily convertible into cash within a relatively short period of time total $1.5 billion at February 28, 2019, and are primarily comprised of cash, prime and government money market funds and other publicly traded equity securities. These are classified in our Consolidated Statement of Financial Condition as cash and cash equivalents and trading assets.
Our short-term recurring cash requirements, including the payment of interest on our debt, dividends and corporate cash overhead expenses, approximate $285 million on an annual basis. Dividends paid during the three months ended February 28, 2019 of $37.8 million include a quarterly dividend of $0.125 per share. The payment of dividends is subject to the discretion of the Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant. Our recurring cash requirements typically do not include significant amounts for tax payments, as we have NOLs and other tax attributes which offset federal tax liabilities.
Our primary long-term cash requirement is to make principal payments on the parent company's long-term debt ($1.0 billion principal outstanding as of February 28, 2019), of which $750.0 million is due in 2023 and $250.0 million in 2043. We continue to use our available liquidity to make acquisitions of new businesses and other investments, additional contributions to existing businesses and repurchases of our outstanding common shares. The timing of these events is influenced by many factors and therefore cannot be predicted.
Shares Outstanding

In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization. During the three months ended February 28, 2019, we purchased a total of 9,600,000 of our common shares for $194.7 million at an average price per share of $20.28 under this authorization. As of February 28, 2019, $305.3 million remains available for future repurchases.
At February 28, 2019, we had outstanding 298,312,821 common shares and 21,107,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 319,419,821 outstanding common shares if all awards become outstanding common shares). The 21,107,000 share-based awards include the target number of shares under the senior executive award plan.

We own an approximate 70% equity interest of HomeFed at February 28, 2019. During the first quarter of 2019, we proposed to acquire the remaining common stock of HomeFed (the "Proposed Transaction"). The Proposed Transaction would entail issuing two shares of our common stock for each share of HomeFed’s common stock. The proposal includes a condition that the Proposed Transaction will require the approval of a majority of the outstanding shares of HomeFed’s common stock not already owned by us (or our affiliates), in addition to approval of HomeFed's board of directors upon the recommendation of a special committee of independent directors and any other vote required by applicable law. As an offset to these potentially issued shares, our Board of Directors has, conditioned on the closing of the Proposed Transaction, authorized the repurchase of these shares in the open market. This share-repurchase approval is incremental to the $500.0 million share repurchase discussed above. The Proposed Transaction is currently being evaluated by a special committee of independent directors of HomeFed.

In February 2009, the Board of Directors authorized, the purchase of our outstanding debt securities through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, depend upon prevailing market conditions, our liquidity requirements and other factors; such purchases may be commenced or suspended at any time without notice.

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

Liquidity reserve (in thousands):	February 28, 2019
Minimum reserve under liquidity target	$570,500
Actual liquidity	$1,502,388

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies Group) assuming the loss of our two largest investments.

Leverage target (dollars in thousands):	February 28, 2019
Total Jefferies Financial Group Inc. shareholders' equity	$9,932,952
Less, investment in Jefferies Group	(6,207,479)
Equity excluding Jefferies Group	3,725,473
Less, our two largest investments:
National Beef	(655,142)
Vitesse Energy Finance	(516,706)
Equity in a stressed scenario	2,553,625
Less, net deferred tax asset excluding Jefferies Group's amount	(281,324)
Equity in a stressed scenario less net deferred tax asset	$2,272,301
Parent company debt (see Note 13 to our consolidated financial statements)	$990,425

Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.39	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.44	x

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
Net cash of $784.0 million and $405.3 million was used for operating activities during the three months ended February 28, 2019 and March 31, 2018, respectively.

•
Jefferies Group used funds of $793.5 million and $286.5 million during the three months ended February 28, 2019 and March 31, 2018, respectively. Included in the 2019 amount are distributions received from associated companies of $94.0 million during the three months ended February 28, 2019.

•
Within Merchant Banking, net cash of $91.9 million was used during the three months ended March 31, 2018 to make additional investments in the LAM platform. Cash of $13.6 million was used to make additional investments in our trading portfolio during the three months ended March 31, 2018. Idaho Timber used funds of $6.9 million and generated funds of $6.0 million during the three months ended February 28, 2019 and March 31, 2018, respectively. Distributions from associated companies include $25.6 million from National Beef during the three months ended February 28, 2019, and $17.0 million from Berkadia and $8.8 million from Garcadia during the three months ended March 31, 2018.

•	Net cash used for operating activities of discontinued operations reflects funds used by National Beef of $11.8 million during the three months ended March 31, 2018.
Net cash of $1,074.9 million was provided by investing activities and $256.8 million was used for investing activities during the three months ended February 28, 2019 and March 31, 2018, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies Group include $19.6 million and $17.0 million during the three months ended February 28, 2019 and March 31, 2018, respectively. Jefferies Group made loans to and investments in associated companies of $10.4 million and $1,778.4 million during the three months ended February 28, 2019 and March 31, 2018, respectively. Jefferies Group received capital distributions and loan repayments from its associated companies of $1,639.3 million during the three months ended March 31, 2018.

•
Within Merchant Banking, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas businesses. They totaled $26.4 million and $25.0 million during the three months ended February 28, 2019 and March 31, 2018, respectively. Loans to and investments in associated companies include $32.6 million to Linkem during the three months ended February 28, 2019.

•
Cash provided by investing activities includes proceeds from maturities of investments of $527.1 million and $293.6 million during the three months ended February 28, 2019 and March 31, 2018, respectively, and proceeds from sales of investments of $667.5 million and $296.6 million during the three months ended February 28, 2019 and March 31, 2018, respectively. Cash of $653.4 million was used to purchase investments (other than short-term) during the three months ended March 31, 2018.

•
Net cash used for investing activities of discontinued operations includes acquisitions of property, equipment and leasehold improvements, and other assets related to National Beef of $17.2 million during the three months ended March 31, 2018.

Net cash of $38.3 million was used for financing activities and $874.5 million was provided by financing activities during the three months ended February 28, 2019 and March 31, 2018, respectively.

•
Issuance of debt includes $497.4 million and $1,413.7 million during the three months ended February 28, 2019 and March 31, 2018, respectively, related to Jefferies Group. Repayment of debt includes $304.7 million and $583.3 million during the three months ended February 28, 2019 and March 31, 2018, respectively, related to Jefferies Group. Net change in bank overdrafts of $8.4 million and $2.4 million during the three months ended February 28, 2019 and March 31, 2018, respectively, related to Jefferies Group. Net change in other secured financings includes proceeds of $51.7 million and payments of $19.8 million during the three months ended February 28, 2019 and March 31, 2018, respectively, related to Jefferies Group.

•
Within Merchant Banking, issuance of debt includes $36.1 million and $64.0 million during the three months ended February 28, 2019 and March 31, 2018, respectively. Their repayment of debt includes $3.0 million and $232.9 million during the three months ended February 28, 2019 and March 31, 2018, respectively. Net change in other secured financings includes payments of $59.1 million and proceeds of $244.8 million during the three months ended February 28, 2019 and March 31, 2018, respectively, related to Foursight Capital.

•	Purchases of common shares for treasury relate to shares purchased in the open market and shares received from participants in our stock compensation plans.

•
Net cash provided by financing activities of discontinued operations includes the issuance of debt by National Beef of $63.4 million of borrowings under its bank credit facility and repayment of debt by National Beef of $40.1 million during the three months ended March 31, 2018.

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

At February 28, 2019, our Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 trading assets that are approximately 2% of total trading assets.

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

The following table presents Jefferies Group's period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended February 28, 2019	Year Ended November 30, 2018
Securities purchased under agreements to resell:
Period end	$3,497	$2,786
Month end average	$6,418	$5,232
Maximum month end	$8,480	$7,593

Securities sold under agreements to repurchase:
Period end	$9,307	$8,643
Month end average	$16,167	$12,704
Maximum month end	$19,654	$15,579

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

To ensure that Jefferies Group does not need to liquidate inventory in the event of a funding crisis, Jefferies Group seeks to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $11.9 billion at February 28, 2019 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, Jefferies Group determines, based on its calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and considers any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At February 28, 2019, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. Jefferies Group regularly refines its model to reflect changes in market or economic conditions and the firm's business mix.
Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies Group's management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	February 28, 2019	Average Balance First Quarter 2019 (1)	November 30, 2018
Cash and cash equivalents:
Cash in banks	$2,569,630	$2,494,197	$2,333,476
Money market investments	1,562,302	1,521,647	2,812,410
Total cash and cash equivalents	4,131,932	4,015,844	5,145,886

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,193,890	1,110,264	958,539
Other (3)	365,087	441,277	499,576
Total other sources	1,558,977	1,551,541	1,458,115

Total cash and cash equivalents and other liquidity sources	$5,690,909	$5,567,385	$6,604,001

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable. At February 28, 2019, repurchase financing can be readily obtained for approximately 71.2% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of Jefferies

Group's policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies Group continually assesses the liquidity of its inventory based on the level at which Jefferies Group could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies Group's trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	February 28, 2019		November 30, 2018
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,193,097	$310,847	$1,907,064	$317,189
Corporate debt securities	1,669,358	72,722	1,775,721	104,685
U.S. Government, agency and municipal securities	2,200,322	255,847	2,648,843	294,030
Other sovereign obligations	2,769,202	970,802	2,626,212	840,578
Agency mortgage-backed securities (1)	2,885,599	—	2,972,638	—
Loans and other receivables	321,419	—	272,201	—
	$12,038,997	$1,610,218	$12,202,679	$1,556,482

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities. Approximately 76.4% of Jefferies Group's cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at February 28, 2019.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At February 28, 2019, short-

term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $530.5 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $477.6 million for the three months ended February 28, 2019.
Jefferies Group's short-term borrowings include the following facilities:

•
Credit Facility. On December 27, 2018, one of Jefferies Group's subsidiaries entered into a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the three months ended February 28, 2019, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the three months ended February 28, 2019, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

Subsequent to quarter-end, on March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which are being used in connection with Jefferies Group's investment banking loan syndication activities. Interest is based on LIBOR plus 5.00% per annum. Jefferies Group agrees to pay Jefferies Finance the entire outstanding principal amount of this note no later than May 15, 2019.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statements of Financial Condition. At February 28, 2019, the outstanding notes were $932.5 million, bear interest at a spread over LIBOR and mature from March 2019 to February 2020.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at February 28, 2019 is $6.6 billion. Jefferies Group's long-term debt, excluding its revolving credit facility, has a weighted average maturity of approximately 8.5 years. Jefferies Group's next scheduled maturity is the $644.8 million principal amount of 8.5% Senior Notes that mature in July 2019.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2019, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $145.1 million. For certain foreign clearing organization's credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at February 28, 2019 were $1,411.6 million and $1,303.2 million, respectively. FINRA is the designated examining authority for Jefferies Group's U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
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

On March 29, 2017, the United Kingdom notified the European Council and triggered a period to negotiate its withdrawal from the European Union ("Brexit"). While, there is ongoing uncertainty as to the terms and any potential transition periods related to Brexit, Jefferies Group has taken steps to ensure its ability to provide services to its European clients without interruption. As such, Jefferies Group has established a wholly-owned subsidiary of its U.K. broker-dealer in Germany, which has been approved as an authorized MiFID investment firm by the German regulator and which will enable Jefferies Group to conduct business across all of its European investment banking, fixed income and equity platforms. Jefferies Group's plans contemplate providing sufficient capital pursuant to the regulatory requirements for the planned operations as well pursuant to requirements of relevant clearing organizations.

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

•	The description of our business and risk factors contained in our Transition Report on Form 10-K for the eleven months ended November 30, 2018 and filed with the SEC on January 29, 2019;

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The following includes "forward-looking statements" that involve risk and uncertainties. See "Cautionary Statement for Forward-Looking Information" above. Actual results could differ materially from those projected in the forward-looking statements. The discussion of risk is presented separately for Jefferies Group and the balance of our company. Exclusive of Jefferies Group, our market risk arises principally from interest rate risk related to our financial instruments owned and equity price risk. Information related thereto required under this Item is contained in Item 7A in our 2018 10-K, and is incorporated by reference herein.
As more fully discussed in Note 3 to our consolidated financial statements, at February 28, 2019, we owned approximately 7.5 million common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $407.1 million at February 28, 2019. Assuming a decline of 10% in market prices, the value of our investment in Spectrum Brands could decrease by approximately $40.7 million. Excluding Jefferies Group and Spectrum Brands, Trading assets at fair value include corporate equity securities with an aggregate fair value of $467.4 million at February 28, 2019. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $46.7 million.
Jefferies Group
Overview

Risk is an inherent part of Jefferies Group's business and activities. The extent to which it properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its activities is critical to Jefferies Group's financial soundness, viability and profitability. Accordingly, Jefferies Group has a comprehensive risk management approach, with a formal governance structure and processes to identify, assess, monitor and manage risk. Principal risks involved in its business activities include market, credit, liquidity and capital, operational, legal and compliance, new business and reputational risk.

Risk management is a multifaceted process that requires communication, judgment and knowledge of financial products and markets. Jefferies Group's risk management process encompasses the active involvement of executive and senior management, and also many departments independent of the revenue-producing business units, including its Risk Management, Operations, Compliance, Legal and Finance Departments. Jefferies Group's risk management policies, procedures and methodologies are flexible in nature and are subject to ongoing review and modification.

In achieving its strategic business objectives, Jefferies Group's risk appetite incorporates keeping its clients’ interests at the top of its priority list and ensuring it is in compliance with applicable laws, rules and regulations, as well as adhering to the highest ethical standards. Jefferies Group undertakes prudent and conservative risk-taking that protects the capital base and franchise, utilizing risk limits and tolerances that avoid outsized risk-taking. Jefferies Group maintains a diversified business mix and avoid significant concentrations to any sector, product, geography, or activity and sets quantitative concentration limits to manage this risk. Jefferies Group considers contagion, second order effects and correlation in its risk assessment process and actively seeks out value opportunities of all sizes. It manages the risk of opportunities larger than its approved risk levels through risk sharing and risk distribution, sell-down and hedging as appropriate. Jefferies Group has a limited appetite for illiquid assets and complex derivative financial instruments. It maintains the asset quality of its balance sheet through conducting trading activity in liquid markets and generally ensure high turnover of its inventory. Jefferies Group subjects less liquid positions and derivative financial instruments to oversight and uses a wide variety of specific metrics, limits, and constraints to manage these risks. It protects its reputation and franchise, as well as its standing within the market. Jefferies Group operates a federated approach to risk management with risk oversight responsibilities assigned to those areas of the business that have the appropriate knowledge.

For discussion of liquidity and capital risk management, refer to the "Liquidity and Capital Resources" section herein.

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
Market risk is present in Jefferies Group's market-making, proprietary trading, underwriting, specialist and investing activities and is principally managed by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are economically hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and the results of its trading businesses.

Value-at-Risk
Value-at-Risk ("VaR") is a statistical estimate of the potential loss from adverse market movements over a specified time horizon within a specified probability (confidence level). It provides a common risk measure across financial instruments, markets and asset classes. Jefferies Group estimates VaR using a model that simulates revenue and loss distributions on its trading portfolios by applying historical market changes to the current portfolio. Jefferies Group calculates a one day VaR using a one year look-back period measured at a 95% confidence level.
As with all measures of VaR, the estimate has inherent limitations due to the assumption that historical changes in market conditions are representative of the future. Furthermore, the VaR model measures the risk of a current static position over a one day horizon and might not capture the market risk over a longer time horizon where moves may be more extreme. Previous changes in market risk factors may not generate accurate predictions of future market movements. While Jefferies Group believes the assumptions and inputs in its risk model are reasonable, Jefferies Group could incur losses greater than the reported VaR. Consequently, this VaR estimate is only one of a number of tools Jefferies Group uses in its daily risk management activities.
Average daily VaR decreased to $9.06 million for the three months ended February 28, 2019 from $9.59 million for the three months ended November 30, 2018. The decrease was primarily due to lower equity and fixed income market price volatility, an increase in diversification benefit, and was partially offset by equity block trading activity during the quarter.

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data.

	Daily VaR (1) Value-at-Risk in Trading Portfolios
	(In millions)
Risk Categories	VaR at February 28, 2019	Daily VaR for the Three Months Ended February 28, 2019			VaR at November 30, 2018	Daily VaR for the Three Months Ended November 30, 2018
		Average	High	Low		Average	High	Low
Interest Rates	$3.80	$5.14	$6.22	$3.80	$5.33	$5.20	$6.61	$2.18
Equity Prices	7.72	7.30	11.48	4.75	8.47	7.73	11.62	4.34
Currency Rates	0.38	0.18	0.41	0.10	0.09	0.11	0.16	0.04
Commodity Prices	0.86	0.62	1.56	0.40	0.48	0.54	1.51	0.24
Diversification Effect (2)	(5.90)	(4.18)	N/A	N/A	(3.12)	(3.99)	N/A	N/A
Firmwide	$6.86	$9.06	$14.50	$6.03	$11.25	$9.59	$12.78	$5.86

(1)	For the VaR numbers reported above, a one day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 28, 2019, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR. There were nine days with trading losses out of a total of 59 trading days in the three months ended February 28, 2019.
Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2019 (in thousands):

10% Sensitivity
Private investments	$25,199
Corporate debt securities in default	$8,946
Trade claims	$5,555

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.0 million at February 28, 2019, which is included in Accumulated other comprehensive income.
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
Jefferies Group employs a range of stress scenarios, which comprise both historical market price and rate changes and hypothetical market environments, and generally involve simultaneous changes of many risk factors. Indicative market changes in Jefferies Group's scenarios include, but are not limited to, a large widening of credit spreads, a substantial decline in equities markets, significant moves in selected emerging markets, large moves in interest rates and changes in the shape of the yield curve.
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
Counterparty Credit Risk and Issuer Country Exposure

Counterparty Credit Risk
Credit risk is the risk of loss due to adverse changes in a counterparty's credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract. Jefferies Group is exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of Jefferies Group's credit risk are:

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

•
Over-the-counter derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. Over-the-counter derivative exposure is based on a contract at fair value, net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within Jefferies Group's derivative credit exposures.

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

The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at February 28, 2019 and November 30, 2018 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending (1)		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018
AAA Range	$—	$—	$1.7	$3.2	$—	$—	$1.7	$3.2	$1,562.3	$2,981.2	$1,564.0	$2,984.4
AA Range	45.2	45.1	42.0	45.3	0.7	4.2	87.9	94.6	3.4	111.6	91.3	206.2
A Range	0.6	0.3	550.9	573.3	177.2	97.9	728.7	671.5	2,556.8	1,865.8	3,285.5	2,537.3
BBB Range	0.5	0.1	166.6	206.6	22.4	15.5	189.5	222.2	3.7	2.3	193.2	224.5
BB or Lower	530.0	—	9.5	5.5	55.7	15.7	595.2	21.2	5.1	107.5	600.3	128.7
Unrated	60.4	80.0	—	—	0.2	—	60.6	80.0	0.6	77.5	61.2	157.5
Total	$636.7	$125.5	$770.7	$833.9	$256.2	$133.3	$1,663.6	$1,092.7	$4,131.9	$5,145.9	$5,795.5	$6,238.6

Counterparty Credit Exposure by Region
	Loans and Lending (1)		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018
Asia/Latin America/Other	$530.1	$—	$31.4	$30.2	$1.3	$0.1	$562.8	$30.3	$126.3	$304.0	$689.1	$334.3
Europe	0.2	0.3	373.4	427.0	43.5	27.3	417.1	454.6	132.5	170.8	549.6	625.4
North America	106.4	125.2	365.9	376.7	211.4	105.9	683.7	607.8	3,873.1	4,671.1	4,556.8	5,278.9
Total	$636.7	$125.5	$770.7	$833.9	$256.2	$133.3	$1,663.6	$1,092.7	$4,131.9	$5,145.9	$5,795.5	$6,238.6

Counterparty Credit Exposure by Industry
	Loans and Lending (1)		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018
Asset Managers	$0.1	$—	$3.4	$0.6	$1.7	$—	$5.2	$0.6	$1,562.3	$2,812.4	$1,567.5	$2,813.0
Banks, Broker-dealers	1.1	0.4	554.4	619.6	199.2	118.9	754.7	738.9	2,569.6	2,333.5	3,324.3	3,072.4
Corporates	594.7	92.9	—	—	45.9	7.2	640.6	100.1	—	—	640.6	100.1
Other	40.8	32.2	212.9	213.7	9.4	7.2	263.1	253.1	—	—	263.1	253.1
Total	$636.7	$125.5	$770.7	$833.9	$256.2	$133.3	$1,663.6	$1,092.7	$4,131.9	$5,145.9	$5,795.5	$6,238.6

(1) The increase in Jefferies Group's exposure from November 30, 2018 to February 28, 2019 within loans and lending commitments and within Israel country risk is due to one $530.0 million unfunded commitment in connection with a contingent acquisition.

For additional information regarding credit exposure to over-the-counter derivative contracts, see Note 4 in our consolidated financial statements.

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

The following tables reflect Jefferies Group's top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which Jefferies Group has a net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition (in millions):

	February 28, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending (1)	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Israel	$17.3	$(15.1)	$0.1	$530.0	$—	$1.3	$—	$533.6	$533.6
Netherlands	717.2	(211.0)	(62.9)	—	39.0	—	—	482.3	482.3
Germany	173.1	(306.9)	220.9	—	62.9	8.9	91.9	158.9	250.8
United Kingdom	500.5	(388.9)	6.1	0.2	72.3	17.6	40.6	207.8	248.4
Canada	146.4	(120.6)	(31.1)	0.1	0.5	147.6	1.3	142.9	144.2
Switzerland	113.7	(37.4)	(5.4)	—	27.2	2.0	3.6	100.1	103.7
Japan	106.2	(58.5)	4.7	—	22.2	—	22.8	74.6	97.4
Hong Kong	30.2	(17.4)	—	—	0.6	—	63.5	13.4	76.9
India	46.8	(1.7)	—	—	—	—	18.8	45.1	63.9
China	182.0	(129.7)	(6.3)	—	—	—	—	46.0	46.0
Total	$2,033.4	$(1,287.2)	$126.1	$530.3	$224.7	$177.4	$242.5	$1,804.7	$2,047.2

	November 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Finland	$279.8	$(6.7)	$—	$—	$—	$—	$1.0	$273.1	$274.1
Japan	97.7	(92.8)	8.0	—	11.3	—	136.9	24.2	161.1
Italy	1,778.1	(1,267.5)	(354.5)	—	0.2	0.1	—	156.4	156.4
United Kingdom	311.6	(168.2)	(30.3)	0.3	63.1	18.5	(56.4)	195.0	138.6
Belgium	65.4	(39.8)	2.8	—	—	—	107.3	28.4	135.7
Netherlands	317.4	(316.1)	70.4	—	39.5	—	—	111.2	111.2
Germany	175.4	(384.8)	129.4	—	89.7	1.3	93.3	11.0	104.3
Switzerland	100.5	(50.1)	5.7	—	37.7	2.7	3.8	96.5	100.3
Hong Kong	13.8	(39.7)	3.5	—	0.5	—	84.9	(21.9)	63.0
Singapore	21.1	(1.4)	1.0	—	0.1	—	31.2	20.8	52.0
Total	$3,160.8	$(2,367.1)	$(164.0)	$0.3	$242.1	$22.6	$402.0	$894.7	$1,296.7

(1) The increase in Jefferies Group's exposure from November 30, 2018 to February 28, 2019 within loans and lending commitments and within Israel country risk is due to one $530.0 million unfunded commitment in connection with a contingent acquisition.

Jefferies Group's net issuer and counterparty risk exposure to Puerto Rico of $43.1 million at February 28, 2019 is in connection with its municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $74.0 billion in debt on a voluntary basis. At February 28, 2019, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 28, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2019.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended February 28, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended February 28, 2019 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2018 to December 31, 2018	62,420	$19.69	—	$—
January 1, 2019 to January 31, 2019	5,092,692	$20.07	5,027,000	$398,963
February 1, 2019 to February 28, 2019	4,573,000	$20.48	4,573,000	$305,305
Total	9,728,112		9,600,000

(1)
Includes an aggregate 128,112 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)	In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization. At February 28, 2019, $305.3 million remains available for future purchases.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended February 28, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: April 9, 2019	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)