Form 10-Q
period 2019-05-31
Jefferies Financial Group Inc.
filed 2019-07-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________
Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $1 per share	JEF	New York Stock Exchange
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

The number of shares outstanding of each of the issuer’s classes of common stock at July 2, 2019 was 300,002,794.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
May 31, 2019 and November 30, 2018
(Dollars in thousands, except par value)
(Unaudited)

	May 31, 2019	November 30, 2018
ASSETS
Cash and cash equivalents	$5,393,737	$5,258,809
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	543,429	707,960
Financial instruments owned, at fair value (including securities pledged of $12,176,602 and $13,059,802):
Trading assets, at fair value	17,178,584	17,463,256
Available for sale securities	—	1,409,886
Total financial instruments owned	17,178,584	18,873,142
Loans to and investments in associated companies	2,415,894	2,417,332
Securities borrowed	7,713,886	6,538,212
Securities purchased under agreements to resell	4,027,332	2,785,758
Receivables	6,911,314	6,287,401
Intangible assets, net and goodwill	1,882,930	1,890,131
Deferred tax asset, net	471,506	512,789
Other assets	1,985,328	1,859,561
Total assets (1)	$48,523,940	$47,131,095

LIABILITIES
Short-term borrowings	$510,435	$387,492
Trading liabilities, at fair value	10,113,390	9,478,946
Securities loaned	2,327,805	1,838,688
Securities sold under agreements to repurchase	8,861,457	8,643,069
Other secured financings	1,799,569	1,534,271
Payables, expense accruals and other liabilities	7,029,001	7,407,030
Long-term debt	7,860,984	7,617,563
Total liabilities (1)	38,502,641	36,907,059

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	18,938	19,779
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 290,686,834 and 307,515,472 shares issued and outstanding, after deducting 26,360,042 and 109,460,774 shares held in treasury	290,687	307,515
Additional paid-in capital	3,559,156	3,854,847
Accumulated other comprehensive income (loss)	(242,824)	288,286
Retained earnings	6,246,852	5,610,218
Total Jefferies Financial Group Inc. shareholders’ equity	9,853,871	10,060,866
Noncontrolling interests	23,490	18,391
Total equity	9,877,361	10,079,257

Total	$48,523,940	$47,131,095

(1)
Total assets include assets related to variable interest entities of $587.6 million and $704.4 million at May 31, 2019 and November 30, 2018, respectively, and Total liabilities include liabilities related to variable interest entities of $1,800.9 million and $1,535.8 million at May 31, 2019 and November 30, 2018, respectively. See Note 8 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended May 31, 2019 and June 30, 2018
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
Revenues:
Commissions and other fees	$159,685	$157,704	$306,819	$305,606
Principal transactions	240,189	53,755	486,371	199,418
Investment banking	430,087	500,297	715,683	940,288
Interest income	445,967	327,314	832,811	602,536
Manufacturing revenues	90,237	114,735	165,662	213,100
Other	144,206	90,021	198,037	143,989
Total revenues	1,510,371	1,243,826	2,705,383	2,404,937
Interest expense of Jefferies Group	408,714	332,667	775,283	598,343
Net revenues	1,101,657	911,159	1,930,100	1,806,594

Expenses:
Compensation and benefits	510,560	478,515	920,152	968,174
Cost of sales	80,415	90,690	147,336	172,625
Floor brokerage and clearing fees	60,387	45,046	112,255	87,222
Interest expense	23,138	24,279	46,156	45,777
Depreciation and amortization	36,786	31,905	70,720	60,065
Selling, general and other expenses	229,062	236,562	450,168	462,906
Total expenses	940,348	906,997	1,746,787	1,796,769

Income from continuing operations before income taxes and income related to associated companies	161,309	4,162	183,313	9,825
Income related to associated companies	22,170	33,353	49,483	65,453
Income from continuing operations before income taxes	183,479	37,515	232,796	75,278
Income tax provision (benefit)	(488,797)	9,598	(486,495)	(38,831)
Income from continuing operations	672,276	27,917	719,291	114,109
Income from discontinued operations, net of income tax provision of $0, $31,111, $0 and $47,045	—	77,106	—	130,063
Gain on disposal of discontinued operations, net of income tax provision of $0, $229,553, $0 and $229,553	—	643,921	—	643,921
Net income	672,276	748,944	719,291	888,093
Net (income) loss attributable to the noncontrolling interests	191	(136)	(875)	1,208
Net income attributable to the redeemable noncontrolling interests	(427)	(22,108)	(289)	(36,904)
Preferred stock dividends	(1,276)	(1,171)	(2,552)	(2,343)

Net income attributable to Jefferies Financial Group Inc. common shareholders	$670,764	$725,529	$715,575	$850,054

(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the periods ended May 31, 2019 and June 30, 2018
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$2.17	$0.08	$2.29	$0.31
Income from discontinued operations	—	0.15	—	0.26
Gain on disposal of discontinued operations	—	1.82	—	1.79
Net income	$2.17	$2.05	$2.29	$2.36

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$2.14	$0.08	$2.25	$0.31
Income from discontinued operations	—	0.15	—	0.25
Gain on disposal of discontinued operations	—	1.80	—	1.77
Net income	$2.14	$2.03	$2.25	$2.33

Amounts attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations, net of taxes	$670,764	$27,193	$715,575	$113,211
Income from discontinued operations, net of taxes	—	54,415	—	92,922
Gain on disposal of discontinued operations, net of taxes	—	643,921	—	643,921
Net income	$670,764	$725,529	$715,575	$850,054

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended May 31, 2019 and June 30, 2018
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018

Net income	$672,276	$748,944	$719,291	$888,093
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $31, $227, $138 and $(143)	62	818	379	(408)
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $(544,677), $42, $(545,054) and $37	(544,307)	(118)	(543,178)	(103)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $544,708, $185, $545,192 and $(180)	(544,245)	700	(542,799)	(511)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(10,439), $(2,719), $(2,717) and $(793)	(40,147)	(49,310)	(9,193)	(31,407)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0, $(16), $0 and $(16)	—	(20,459)	—	(20,459)
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(10,439), $(2,703), $(2,717) and $(777)	(40,147)	(69,769)	(9,193)	(51,866)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $858, $8,875, $6,807 and $4,241	2,616	26,287	20,151	14,718
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $(67), $78, $(166) and $78	199	(270)	493	(270)
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $925, $8,797, $6,973 and $4,163	2,815	26,017	20,644	14,448

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $86, $(721), $0 and $513	251	251	—	1,499
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income (loss), net of income tax provision (benefit) of $161, $0, $161 and $0	(470)	—	(470)	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $(75), $(721), $(161) and $513	(219)	251	(470)	1,499

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(122), $(188), $(241) and $(339)	353	457	708	6,263
Net change in pension liability, net of income tax provision (benefit) of $122, $188, $241 and $339	353	457	708	6,263

Other comprehensive loss, net of income taxes	(581,443)	(42,344)	(531,110)	(30,167)

Comprehensive income	90,833	706,600	188,181	857,926
Comprehensive (income) loss attributable to the noncontrolling interests	191	(136)	(875)	1,208
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	(427)	(22,108)	(289)	(36,904)
Preferred stock dividends	(1,276)	(1,171)	(2,552)	(2,343)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$89,321	$683,185	$184,465	$819,887

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended May 31, 2019 and June 30, 2018
(In thousands)
(Unaudited)

	For the Six Months Ended
	May 31, 2019	June 30, 2018
Net cash flows from operating activities:
Net income	$719,291	$888,093
Adjustments to reconcile net income to net cash used for operations:
Pre-tax income from discontinued operations, including gain on disposal	—	(1,050,582)
Deferred income tax provision	40,388	203,493
Recognition of accumulated other comprehensive income lodged taxes	(544,583)	—
Depreciation and amortization of property, equipment and leasehold improvements	64,428	52,516
Other amortization	(13,669)	(15,748)
Share-based compensation	24,886	25,198
Provision for doubtful accounts	13,098	16,647
Income related to associated companies	(103,804)	(90,287)
Distributions from associated companies	150,273	42,952
Net losses related to property and equipment, and other assets	2,761	9,006
Net change in:
Securities deposited with clearing and depository organizations	(3)	64,880
Trading assets	251,972	(2,245,744)
Securities borrowed	(1,192,513)	97,924
Securities purchased under agreements to resell	(1,253,866)	(176,922)
Receivables from brokers, dealers and clearing organizations	(680,802)	(187,663)
Receivables from customers of securities operations	228,412	(419,506)
Other receivables	(125,315)	(86,984)
Other assets	(137,438)	(57,380)
Trading liabilities	654,849	1,799,908
Securities loaned	500,307	(266,028)
Securities sold under agreements to repurchase	233,115	139,287
Payables to brokers, dealers and clearing organizations	26,872	518,671
Payables to customers of securities operations	(38,618)	489,060
Trade payables, expense accruals and other liabilities	(347,271)	(351,950)
Other	86,869	(87,605)
Net cash used for operating activities - continuing operations	(1,440,361)	(688,764)
Net cash provided by operating activities - discontinued operations	—	164,650
Net cash used for operating activities	(1,440,361)	(524,114)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(102,515)	(240,864)
Proceeds from disposals of property and equipment, and other assets	5,860	8,138
Advances on notes, loans and other receivables	(199,276)	—
Collections on notes, loans and other receivables	131,249	11,785
Loans to and investments in associated companies	(74,105)	(1,921,671)
Capital distributions and loan repayments from associated companies	25,612	1,925,104
Purchases of investments (other than short-term)	(1,986)	(1,961,344)
Proceeds from maturities of investments	531,067	370,360
Proceeds from sales of investments	886,876	955,785
Other	—	1
Net cash provided by (used for) investing activities - continuing operations	1,202,782	(852,706)
Net cash provided by investing activities - discontinued operations	—	860,827
Net cash provided by investing activities	1,202,782	8,121
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the six months ended May 31, 2019 and June 30, 2018
(In thousands)
(Unaudited)

	For the Six Months Ended
	May 31, 2019	June 30, 2018
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,230,064	$1,863,299
Repayment of debt	(877,593)	(1,585,149)
Net change in other secured financings	264,168	434,188
Net change in bank overdrafts	(14,352)	(2,722)
Distributions to noncontrolling interests	(2,481)	—
Contributions from noncontrolling interests	6,705	113
Purchase of common shares for treasury	(364,708)	(562,429)
Dividends paid	(74,563)	(70,050)
Other	581	1,281
Net cash provided by financing activities - continuing operations	167,821	78,531
Net cash provided by financing activities - discontinued operations	—	120,322
Net cash provided by financing activities	167,821	198,853

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3,892)	(9,582)

Net decrease in cash, cash equivalents and restricted cash	(73,650)	(326,722)

Cash, cash equivalents and restricted cash at beginning of period	6,012,662	5,774,505

Cash, cash equivalents and restricted cash at end of period	$5,939,012	$5,447,783

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	May 31, 2019	June 30, 2018
Cash and cash equivalents	$5,393,737	$4,741,057
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	508,607	674,796
Other assets	36,668	31,930
Total cash, cash equivalents and restricted cash	$5,939,012	$5,447,783

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended May 31, 2019 and June 30, 2018
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, March 1, 2019	$298,313	$3,681,085	$338,619	$5,614,935	$9,932,952	$23,181	$9,956,133
Net income				670,764	670,764	(191)	670,573
Other comprehensive loss, net of taxes			(581,443)		(581,443)		(581,443)
Contributions from noncontrolling interests					—	2,000	2,000
Distributions to noncontrolling interests					—	(1,500)	(1,500)
Share-based compensation expense		13,073			13,073		13,073
Change in fair value of redeemable noncontrolling interests		1,657			1,657		1,657
Purchase of common shares for treasury	(7,762)	(142,284)			(150,046)		(150,046)
Dividends ($0.125 per common share)				(38,847)	(38,847)		(38,847)
Other	136	5,625			5,761	—	5,761
Balance, May 31, 2019	$290,687	$3,559,156	$(242,824)	$6,246,852	$9,853,871	$23,490	$9,877,361

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, April 1, 2018	$357,216	$4,711,218	$357,317	$4,833,329	$10,259,080	$29,048	$10,288,128
Net income				725,529	725,529	136	725,665
Other comprehensive loss, net of taxes			(42,344)		(42,344)		(42,344)
Contributions from noncontrolling interests					—	113	113
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustments prior to deconsolidation		237,669			237,669		237,669
Share-based compensation expense		12,767			12,767		12,767
Change in fair value of redeemable noncontrolling interests		(38,471)			(38,471)		(38,471)
Purchase of common shares for treasury	(24,149)	(559,502)			(583,651)		(583,651)
Dividends ($0.10 per common share)				(35,581)	(35,581)		(35,581)
Other	244	2,950			3,194	(48)	3,146
Balance, June 30, 2018	$333,311	$4,366,631	$314,973	$5,523,277	$10,538,192	$29,249	$10,567,441

(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity, continued
For the six months ended May 31, 2019 and June 30, 2018
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2018	$307,515	$3,854,847	$288,286	$5,610,218	$10,060,866	$18,391	$10,079,257
Net income				715,575	715,575	875	716,450
Other comprehensive loss, net of taxes			(531,110)		(531,110)		(531,110)
Contributions from noncontrolling interests					—	6,705	6,705
Distributions to noncontrolling interests					—	(2,481)	(2,481)
Share-based compensation expense		24,886			24,886		24,886
Change in fair value of redeemable noncontrolling interests		1,121			1,121		1,121
Purchase of common shares for treasury	(17,490)	(329,649)			(347,139)		(347,139)
Dividends ($0.25 per common share)				(78,941)	(78,941)		(78,941)
Other	662	7,951			8,613	—	8,613
Balance, May 31, 2019	$290,687	$3,559,156	$(242,824)	$6,246,852	$9,853,871	$23,490	$9,877,361

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2018	$356,227	$4,676,038	$372,724	$4,700,968	$10,105,957	$33,022	$10,138,979
Cumulative effect of the adoption of accounting standards			(27,584)	45,396	17,812		17,812
Balance, January 1, 2018, as adjusted	356,227	4,676,038	345,140	4,746,364	10,123,769	33,022	10,156,791
Net income				850,054	850,054	(1,208)	848,846
Other comprehensive loss, net of taxes			(30,167)		(30,167)		(30,167)
Contributions from noncontrolling interests					—	113	113
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustments prior to deconsolidation		237,669			237,669	—	237,669
Change in interest in consolidated subsidiary		2,677			2,677	(2,677)	—
Share-based compensation expense		25,198			25,198		25,198
Change in fair value of redeemable noncontrolling interests		(21,404)			(21,404)		(21,404)
Purchase of common shares for treasury	(24,249)	(562,102)			(586,351)		(586,351)
Dividends ($0.20 per common share)				(73,141)	(73,141)		(73,141)
Other	1,333	8,555			9,888	(1)	9,887
Balance, June 30, 2018	$333,311	$4,366,631	$314,973	$5,523,277	$10,538,192	$29,249	$10,567,441

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

We own 31% of National Beef, one of the largest beef processing companies in the U.S. On June 5, 2018, we completed the sale of 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig") reducing our ownership in National Beef from 79% to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining 31% interest in National Beef under the equity method of accounting. We classified the results of National Beef prior to June 5, 2018 as discontinued operations in the Consolidated Statements of Operations. See Note 23 for more information.

We own approximately 15% of Spectrum Brands, a publicly traded global consumer products company on the NYSE (NYSE: SPB), and we reflect this investment at fair value based on quoted market prices.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem's common equity at May 31, 2019. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

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
Through June 30, 2019, we owned an approximate 70% equity interest of HomeFed, which owns and develops residential and mixed-use real estate properties and accounted for our interest under the equity method. On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed will be reflected on a consolidated basis. In connection with the merger, HomeFed stockholders received two shares of our common stock for each share of HomeFed common stock. A total of 9.3 million shares were issued. As an offset to these issued shares, our Board of Directors has authorized the repurchase of 9.25 million shares in the open market.

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

Receivables

At May 31, 2019 and November 30, 2018, Receivables include receivables from brokers, dealers and clearing organizations of $3,898.5 million and $3,223.7 million, respectively, and receivables from customers of securities operations of $1,788.2 million and $2,017.1 million, respectively.

Our subsidiary, Foursight Capital, had auto loan receivables of $704.2 million and $648.7 million at May 31, 2019 and November 30, 2018, respectively. Based primarily on Beacon credit scores, Foursight Capital classifies its auto loan receivables as prime, near-prime and sub-prime based on the perceived credit risk at origination and generally considers prime receivables as those with a Beacon score of 680 and above, near-prime with scores between 620 and 679 and sub-prime with scores below 620. The credit quality classification at May 31, 2019 and November 30, 2018 was approximately 15% and 13% prime, 54% and 57% near-prime and 31% and 30% sub-prime, respectively.
Payables, expense accruals and other liabilities

At May 31, 2019 and November 30, 2018, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,467.4 million and $2,465.6 million, respectively, and payables to customers of securities operations of $3,138.1 million and $3,176.7 million, respectively.

Supplemental Cash Flow Information

	For the Six Months Ended
	May 31, 2019	June 30, 2018
	(In thousands)
Cash paid during the year for:
Interest	$808,740	$654,370
Income tax payments (refunds), net	$21,410	$15,804

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

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments, securities purchased under agreements to resell, trading liabilities and long-term debt that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") (within trading assets) of $646.4 million and $394.4 million at May 31, 2019 and November 30, 2018, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,701,693	$132,121	$59,572	$—	$2,893,386
Corporate debt securities	—	2,978,062	8,346	—	2,986,408
Collateralized debt obligations and collateralized loan obligations	—	123,840	25,912	—	149,752
U.S. government and federal agency securities	1,505,882	114,761	—	—	1,620,643
Municipal securities	—	980,138	—	—	980,138
Sovereign obligations	1,866,301	1,020,111	—	—	2,886,412
Residential mortgage-backed securities	—	1,159,961	17,266	—	1,177,227
Commercial mortgage-backed securities	—	404,897	12,530	—	417,427
Other asset-backed securities	—	267,565	43,185	—	310,750
Loans and other receivables	—	2,105,642	98,484	—	2,204,126
Derivatives	16,348	2,529,500	8,414	(2,197,763)	356,499
Investments at fair value	—	84,058	408,739	—	492,797
FXCM term loan	—	—	56,600	—	56,600
Total trading assets, excluding investments at fair value based on NAV	$6,090,224	$11,900,656	$739,048	$(2,197,763)	$16,532,165
Securities purchased under agreements to resell	$—	$—	$25,000	$—	$25,000

Liabilities:
Trading liabilities:
Corporate equity securities	$2,664,846	$4,820	$221	$—	$2,669,887
Corporate debt securities	—	1,919,466	669	—	1,920,135
U.S. government and federal agency securities	1,236,461	—	—	—	1,236,461
Sovereign obligations	1,328,132	870,039	—	—	2,198,171
Commercial mortgage-backed securities	—	724	—	—	724
Loans	—	1,524,341	9,428	—	1,533,769
Derivatives	24,578	2,843,810	55,863	(2,370,008)	554,243
Total trading liabilities	$5,254,017	$7,163,200	$66,181	$(2,370,008)	$10,113,390
Long-term debt	$—	$582,947	$236,562	$—	$819,509

	November 30, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,497,045	$118,681	$52,192	$—	$2,667,918
Corporate debt securities	—	2,683,180	9,484	—	2,692,664
Collateralized debt obligations and collateralized loan obligations	—	72,949	36,105	—	109,054
U.S. government and federal agency securities	1,789,614	56,592	—	—	1,846,206
Municipal securities	—	894,253	—	—	894,253
Sovereign obligations	1,769,556	1,043,409	—	—	2,812,965
Residential mortgage-backed securities	—	2,163,629	19,603	—	2,183,232
Commercial mortgage-backed securities	—	819,406	10,886	—	830,292
Other asset-backed securities	—	239,381	53,175	—	292,556
Loans and other receivables	—	2,056,593	46,985	—	2,103,578
Derivatives	34,841	2,539,943	5,922	(2,413,931)	166,775
Investments at fair value	—	—	396,254	—	396,254
FXCM term loan	—	—	73,150	—	73,150
Total trading assets, excluding investments at fair value based on NAV	$6,091,056	$12,688,016	$703,756	$(2,413,931)	$17,068,897

Available for sale securities:
U.S. government securities	$1,072,856	$—	$—	$—	$1,072,856
Residential mortgage-backed securities	—	210,518	—	—	210,518
Commercial mortgage-backed securities	—	15,642	—	—	15,642
Other asset-backed securities	—	110,870	—	—	110,870
Total available for sale securities	$1,072,856	$337,030	$—	$—	$1,409,886

Liabilities:
Trading liabilities:
Corporate equity securities	$1,685,071	$1,444	$—	$—	$1,686,515
Corporate debt securities	—	1,505,618	522	—	1,506,140
U.S. government and federal agency securities	1,384,295	—	—	—	1,384,295
Sovereign obligations	1,735,242	661,095	—	—	2,396,337
Loans	—	1,371,630	6,376	—	1,378,006
Derivatives	26,473	3,586,694	27,536	(2,513,050)	1,127,653
Total trading liabilities	$4,831,081	$7,126,481	$34,434	$(2,513,050)	$9,478,946
Long-term debt	$—	$485,425	$200,745	$—	$686,170

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

•
Equity Warrants:  Non-exchange-traded equity warrants are measured primarily using pricing data from external pricing services, prices observed from recently executed market transactions and broker quotations and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•
Investment Grade Corporate Bonds:  Investment grade corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed from recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Investment grade corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Investment grade corporate bonds measured using alternative valuation techniques are categorized within Level 2 or Level 3 of the fair value hierarchy and are a limited portion of our investment grade corporate bonds.

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

•
Over-the-Counter ("OTC") Derivative Contracts:  OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current transaction. Where available, valuation inputs are calibrated from observable market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
May 31, 2019
Equity Long/Short Hedge Funds (2)	$361,046	$—
Equity Funds (3)	35,863	19,679
Commodity Funds (4)	15,672	—
Multi-asset Funds (5)	233,512	—
Other funds (6)	326	—
Total	$646,419	$19,679

November 30, 2018
Equity Long/Short Hedge Funds (2)	$86,788	$—
Equity Funds (3)	40,070	20,996
Commodity Funds (4)	10,129	—
Multi-asset Funds (5)	256,972	—
Other funds (6)	400	—
Total	$394,359	$20,996

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At May 31, 2019 and November 30, 2018, approximately 73% and 0%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption in the first 36 months after acquisition. At the end of this restriction period, which is in approximately 31 months at May 31, 2019, these investments are redeemable monthly with 45 to 90 days prior written notice. At May 31, 2019 and November 30, 2018, 22% and 82%, respectively, of these investments are redeemable in 2020. At May 31, 2019 and November 30, 2018, 5% and 17%, respectively, of these investments are redeemable quarterly with 60 days prior written notice.

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

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2019 and November 30, 2018, investments representing approximately 5% and 15%, respectively, of the fair value of investments in this category are redeemable monthly with 30 days prior written notice.

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

Investments at fair value also include our investment in WeWork. We invested $9.0 million in WeWork in 2013 and currently own less than 1% of the company. Our interest in WeWork is reflected in Trading assets, at fair value of $269.2 million and $254.4 million at May 31, 2019 and November 30, 2018, respectively.

Investment in FXCM

Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2021 ($71.9 million principal outstanding at May 31, 2019), a 50% voting interest in FXCM and a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in our May 31, 2019 and November 30, 2018 Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

We estimate the fair value of our term loan by using a valuation model with inputs including management’s assumptions concerning the amount and timing of expected cash flows, the loan’s implied credit rating and effective yield. Because of these inputs and the degree of judgment involved, we have categorized our term loan within Level 3 of the fair value hierarchy.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell may include embedded call features. The valuation of these instruments is based on review of expected future cash flows, interest rates, funding spreads and the fair value of the underlying collateral. Securities purchased under agreements to resell are categorized within Level 3 of the fair value hierarchy due to limited observability of the embedded derivative and unobservable credit spreads.

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

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2019 (in thousands):

Three Months Ended May 31, 2019
	Balance, February 28, 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2019	Changes in unrealized gains/losses included in earnings relating to instruments still held at May 31, 2019 (1)
Assets:
Trading assets:
Corporate equity securities	$55,576	$1,808	$221	$(179)	$(551)	$—	$2,697	$59,572	$1,909
Corporate debt securities	10,930	(306)	816	—	(325)	—	(2,769)	8,346	(307)
CDOs and CLOs	43,144	(1,663)	—	—	(991)	—	(14,578)	25,912	(2,656)
Residential mortgage-backed securities	20,963	(802)	—	—	(18)	—	(2,877)	17,266	(759)
Commercial mortgage-backed securities	12,820	(357)	—	(331)	(3,238)	—	3,636	12,530	(1,292)
Other asset-backed securities	35,886	3,070	16,531	(8,868)	(8,549)	—	5,115	43,185	3,563
Loans and other receivables	78,051	(2,753)	38,780	(13,898)	(2,438)	—	742	98,484	(1,277)
Investments at fair value	421,098	35,594	10,169	(18,302)	—	—	(39,820)	408,739	35,594
FXCM term loan	73,600	(11,412)	1,500	—	(7,088)	—	—	56,600	(11,412)
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—

Liabilities:
Trading liabilities:
Corporate equity securities	$78	$(74)	$(1,520)	$1,737	$—	$—	$—	$221	$—
Corporate debt securities	730	(148)	(7)	1	22	—	71	669	90
Commercial mortgage-backed securities	70	(70)	—	—	—	—	—	—	—
Loans	3,420	(191)	(1,678)	1,537	—	—	6,340	9,428	364
Net derivatives (2)	28,975	(14,760)	(25)	4,175	1,974	—	27,110	47,449	7,565
Long-term debt (1)	283,139	1,163	—	—	(5,585)	39,385	(81,540)	236,562	(813)

(1)
Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at May 31, 2019 were losses of $0.4 million.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended May 31, 2019

During the three months ended May 31, 2019, transfers of assets of $31.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Loans and other receivables of $11.3 million and other asset-backed securities of $7.6 million due to reduced pricing transparency.

During the three months ended May 31, 2019, transfers of assets of $79.5 million from Level 3 to Level 2 are primarily attributed to:

•	Investments at fair value of $39.8 million, CDOs and CLOs of $17.6 million and loans and other receivables of $10.5 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended May 31, 2019, transfers of liabilities of $57.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $9.5 million and net derivatives of $41.5 million due to reduced market and pricing transparency.
During the three months ended May 31, 2019, transfers of liabilities of $105.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $91.0 million and net derivatives of $14.4 million due to greater market transparency.

Net gains on Level 3 assets were $23.2 million and net gains on Level 3 liabilities were $14.1 million for the three months ended May 31, 2019. Net gains on Level 3 assets were primarily due to increased market values across investments at fair value and other asset-backed securities, partially offset by decreased market values in the FXCM term loan and across loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased market values across certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2019 (in thousands):

Six Months Ended May 31, 2019
	Balance, November 30, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2019	Changes in unrealized gains/losses included in earnings relating to instruments still held at May 31, 2019 (1)
Assets:
Trading assets:
Corporate equity securities	$52,192	$5,239	$785	$(2,031)	$(720)	$—	$4,107	$59,572	$7,085
Corporate debt securities	9,484	(108)	2,181	(2,130)	(1,177)	—	96	8,346	(53)
CDOs and CLOs	36,105	(1,233)	4,782	—	(2,130)	—	(11,612)	25,912	(3,127)
Residential mortgage-backed securities	19,603	(316)	39	—	(45)	—	(2,015)	17,266	(271)
Commercial mortgage-backed securities	10,886	(180)	11	(331)	(3,278)	—	5,422	12,530	(1,183)
Other asset-backed securities	53,175	(1,014)	25,316	(13,247)	(9,529)	—	(11,516)	43,185	(522)
Loans and other receivables	46,985	2,434	77,004	(33,549)	(3,378)	—	8,988	98,484	844
Investments at fair value	396,254	29,454	41,512	(18,302)	—	—	(40,179)	408,739	29,454
FXCM term loan	73,150	(10,962)	1,500	—	(7,088)	—	—	56,600	(10,962)
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—

Liabilities:
Trading liabilities:
Corporate equity securities	$—	$(76)	$(1,546)	$1,843	$—	$—	$—	$221	$—
Corporate debt securities	522	(382)	(73)	93	22	—	487	669	305
Loans	6,376	(401)	(3,946)	7,963	—	—	(564)	9,428	579
Net derivatives (2)	21,614	(29,079)	(2,829)	7,259	2,031	—	48,453	47,449	19,607
Long-term debt (1)	200,745	(12,854)	—	—	(11,250)	101,872	(41,951)	236,562	3,827

(1)
Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at May 31, 2019 were gains of $9.0 million.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended May 31, 2019

During the six months ended May 31, 2019, transfers of assets of $42.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Loans and other receivables of $15.7 million and other asset-backed securities of $10.8 million due to reduced pricing transparency.

During the six months ended May 31, 2019, transfers of assets of $89.0 million from Level 3 to Level 2 are primarily attributed to:

•
CDOs and CLOs of $12.5 million, other asset-backed securities of $22.3 million and investments at fair value of $40.2 million due to greater pricing transparency supporting classification into Level 2.

During the six months ended May 31, 2019, transfers of liabilities of $69.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $10.3 million and net derivatives of $58.7 million due to reduced market and pricing transparency.

During the six months ended May 31, 2019, transfers of liabilities of $63.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $52.3 million due to greater market transparency.

Net gains on Level 3 assets were $23.3 million and net gains on Level 3 liabilities were $42.8 million for the six months ended May 31, 2019. Net losses on Level 3 assets were primarily due to increased market values across investments at fair value and corporate equity securities, partially offset by decreased market values in the FXCM term loan and across CDOs and CLOs. Net gains on Level 3 liabilities were primarily due to decreased market values across derivatives and valuations of certain structured notes.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended June 30, 2018 (in thousands):

Three Months Ended June 30, 2018
	Balance, March 31, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2018	Changes in unrealized gains/ losses relating to instruments still held at June 30, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$35,753	$2,951	$1,485	$(75)	$(110)	$—	$4,867	$44,871	$3,241
Corporate debt securities	26,103	923	17,058	(13,481)	—	—	(2,537)	28,066	543
CDOs and CLOs	38,613	(2,616)	251	(1,905)	(431)	—	8,605	42,517	(2,688)
Residential mortgage-backed securities	21,762	(5,416)	112	(13,113)	(35)	—	345	3,655	423
Commercial mortgage-backed securities	15,103	(2,213)	—	—	(1,924)	—	16,273	27,239	(2,706)
Other asset-backed securities	51,288	(4,001)	59,057	(62,905)	(3,846)	—	15,942	55,535	(2,670)
Loans and other receivables	62,043	(6,051)	19,029	(16,237)	(1,940)	—	7,192	64,036	(5,185)
Investments at fair value	318,159	(807)	3,501	(2,310)	—	—	—	318,543	(807)
FXCM term loan	73,200	6,488	—	—	(3,588)	—	—	76,100	2,900
Liabilities:
Trading liabilities:
Corporate equity securities	$61	$26	$—	$—	$—	$—	$—	$87	$(26)
Corporate debt securities	522	—	—	—	—	—	—	522	—
Commercial mortgage-backed securities	35	(35)	—	—	—	—	—	—	—
Loans	10,323	(3,416)	(10,543)	8,685	(29)	—	7,861	12,881	3,231
Net derivatives (2)	6,882	(1,580)	—	—	569	—	3	5,874	(115)
Long-term debt	—	(20,838)	—	—	—	23,362	158,102	160,626	20,838

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended June 30, 2018

During the three months ended June 30, 2018, transfers of assets of $78.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
CDOs and CLOs of $20.3 million, commercial mortgage-backed securities of $17.1 million, loans and other receivables of $16.4 million and other asset-backed securities of $15.9 million due to a reduced pricing transparency.

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2018 (in thousands):

Six Months Ended June 30, 2018
	Balance, December 31, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, June 30, 2018	Changes in unrealized gains/ losses relating to instruments still held at June 30, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$22,270	$15,052	$5,383	$(520)	$(1,779)	$—	$4,465	$44,871	$14,419
Corporate debt securities	26,036	434	19,304	(15,704)	(2,049)	—	45	28,066	(1,048)
CDOs and CLOs	42,184	(3,227)	568	(2,374)	(3,765)	—	9,131	42,517	(5,641)
Residential mortgage-backed securities	26,077	(4,193)	112	(10,959)	(88)	—	(7,294)	3,655	419
Commercial mortgage-backed securities	12,419	(2,292)	1,208	(487)	(3,209)	—	19,600	27,239	(3,176)
Other asset-backed securities	61,129	(5,476)	132,291	(124,787)	(7,622)	—	—	55,535	(2,498)
Loans and other receivables	47,304	(201)	46,682	(25,456)	(11,648)	—	7,355	64,036	(1,756)
Investments at fair value	329,944	1,483	3,740	(17,570)	—	—	946	318,543	889
FXCM term loan	72,800	15,085	—	—	(11,785)	—	—	76,100	7,839
Liabilities:
Trading liabilities:
Corporate equity securities	$48	$39	$—	$—	$—	$—	$—	$87	$(39)
Corporate debt securities	522	—	—	—	—	—	—	522	—
Commercial mortgage-backed securities	105	(105)	—	—	—	—	—	—	—
Loans	3,486	1,226	(5,100)	12,092	—	—	1,177	12,881	106
Net derivatives (2)	6,746	(668)	(6)	—	(494)	296	—	5,874	535
Long-term debt	—	(28,082)	—	—	—	81,284	107,424	160,626	20,082

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

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

May 31, 2019
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$53,000
Non-exchange-traded securities		Market approach	Price	$3 to $85	$55
			Underlying stock price	$3 to $13	$10

Corporate debt securities	$8,346	Market approach	Discount rate/yield	32%	—
			Estimated recovery percentage	49%	—
			Price	$8 to $88	$57

CDOs and CLOs	$25,912	Discounted cash flows	Constant prepayment rate	10% to 20%	16%
			Constant default rate	1% to 2%	2%
			Loss severity	25% to 30%	27%
			Discount rate/yield	11% to 17%	13%
		Scenario analysis	Estimated recovery percentage	2% to 38%	26%

Residential mortgage-backed securities	$17,266	Discounted cash flows	Cumulative loss rate	2%	—
			Duration (years)	7 years	—
			Discount rate/yield	3%	—

Commercial mortgage-backed securities	$12,530	Discounted cash flows	Cumulative loss rate	8% to 86%	32%
			Duration (years)	0 years to 1 year	1 year
			Discount rate/yield	3% to 28%	19%
		Scenario analysis	Estimated recovery percentage	12% to 83%	47%
			Price	$39 to $60	$50

Other asset-backed securities	$43,185	Discounted cash flows	Cumulative loss rate	11% to 31%	20%
			Duration (years)	1 year to 2 years	1 year
			Discount rate/yield	5% to 12%	12%
		Market approach	Price	$100	—

Loans and other receivables	$98,484	Market approach	Estimated recovery percentage	1%	—
			Price	$50 to $101	$91
			Comparable price	$33	—
		Scenario analysis	Estimated recovery percentage	13% to 117%	105%

Derivatives	$8,414
Interest rate swaps		Market approach	Basis points upfront	0 to 12	5

Investments at fair value	$341,690
Private equity securities		Market approach	Price	$169 to $250	$229
		Scenario analysis	Discount rate	20%	—
			Revenue growth	0%	—
		Contingent claims analysis	Volatility	25% to 35%	30%
			Duration (years)	0.5 years	—

Investment in FXCM	$56,600
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 1.7 years	1.7 years

Securities purchased under agreements to resell	$25,000	Market approach	Spread to 6 month LIBOR	500	—
			Duration (years)	2 years	—

Trading Liabilities
Loans	$9,428	Market approach	Price	$50 to $80	$66

Derivatives	$55,863
Equity options		Volatility benchmarking	Volatility	3% to 63%	46%
Interest rate swaps		Market approach	Basis points upfront	0 to 21	12

Long-term debt	$236,562
Structured notes		Market approach	Price	$83 to $100	$92
			Price	€78 to €107	€94

November 30, 2018
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$43,644
Non-exchange-traded securities		Market approach	Price	$1 to $75	$12
			Transaction level	$47	—

Corporate debt securities	$9,484	Market approach	Estimated recovery percentage	46%	—
			Transaction level	$80	—

CDOs and CLOs	$36,105	Discounted cash flows	Constant prepayment rate	10% to 20%	18%
			Constant default rate	1% to 2%	2%
			Loss severity	25% to 30%	26%
			Discount rate/yield	11% to 16%	14%
		Scenario analysis	Estimated recovery percentage	2% to 41%	23%

Residential mortgage-backed securities	$19,603	Discounted cash flows	Cumulative loss rate	4%	—
			Duration (years)	13 years	—
			Discount rate/yield	3%	—
			Loss severity	0%	—
		Market approach	Price	$100	—

Commercial mortgage-backed securities	$9,444	Discounted cash flows	Cumulative loss rate	8% to 85%	45%
			Duration (years)	1 year to 3 years	1 year
			Discount rate/yield	2% to 15%	6%
			Loss severity	64%	—
		Scenario analysis	Estimated recovery percentage	26%	—
			Price	$49	—

Other asset-backed securities	$53,175	Discounted cash flows	Cumulative loss rate	12% to 30%	22%
			Duration (years)	1 year to 2 years	1 year
			Discount rate/yield	6% to 12%	8%
		Market approach	Price	$100	—

Loans and other receivables	$46,078	Market approach	Price	$50 to $100	$96
		Scenario analysis	Estimated recovery percentage	13% to 117%	105%

Derivatives	$4,602
Total return swaps		Market approach	Price	$97	—

Investments at fair value	$368,231
Private equity securities		Market approach	Price	$3 to $250	$108
			Transaction level	$169	—
		Scenario analysis	Discount rate/yield	20%	—
			Revenue growth	0%	—
		Contingent claims analysis	Volatility	25% to 35%	30%
			Duration (years)	4 years	—

Investment in FXCM	$73,150
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 0.3 years	0.3 years

Trading Liabilities
Loans	$6,376	Market approach	Price	$50 to $101	$74

Derivatives	$27,536
Equity options		Option model/default rate	Default probability	0%	—
		Volatility benchmarking	Volatility	39% to 62%	50%
Interest rate swaps		Market approach	Price	$20	—
Total return swaps		Market approach	Price	$97	—

Long-term Debt	$200,745
Structured notes		Market approach	Price	$78 to $94	$86
			Price	€68 to €110	€96

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2019 and November 30, 2018, asset exclusions consisted of $73.6 million and $40.3 million, respectively, primarily comprised of investments at fair value, private equity securities, corporate equity securities, commercial mortgage-backed securities, loans and other receivables and certain derivatives. At May 31, 2019 and November 30, 2018, liability exclusions consisted of $0.9 million and $0.5 million, respectively, primarily comprised of commercial mortgage-backed securities and corporate debt and equity securities.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Non-exchange-traded securities, corporate debt securities, loans and other receivables, interest rate swaps, total return swaps, residential mortgage-backed securities, other asset-backed securities, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a non-exchange-traded security, corporate debt security and private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, total return swaps, interest rate swaps, residential mortgage-backed securities, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the comparable price of loans and other receivables would result in a significantly higher (lower) fair value measurement.

A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/security yield of corporate debt securities would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether Jefferies Group is a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.

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

•
FXCM term loan using a discounted cash flow valuation technique. A significant increase (decrease) in term based on the time to pay off the loan would result in a lower (higher) fair value measurement.

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies Group's capital markets businesses. These loans and loan commitments include loans entered into by Jefferies Group's investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies Group's leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by Jefferies Group's leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Trading assets and loan commitments are included in Trading liabilities. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in associated companies in the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. Jefferies Group has also elected the fair value option for certain of its structured notes and securities purchased under agreements to resell, which are managed by Jefferies Group's capital markets businesses and are included in Long-term debt and Short-term borrowings and Securities purchased under agreements to resell in the Consolidated Statements of Financial Condition. Jefferies Group has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed by Jefferies Group on a fair value basis. The fair value option may be elected for certain secured financings that arise in connection with Jefferies Group's securitization activities and other structured financings. Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies Group's gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
Trading Assets:
Loans and other receivables	$(2,352)	$(8,754)	$(3,072)	$(6,428)

Trading Liabilities:
Loans	$—	$1	$—	$260
Loan commitments	$(757)	$26	$(678)	$(103)

Long-term Debt:
Changes in instrument specific credit risk (1)	$4,009	$34,787	$27,492	$18,585
Other changes in fair value (2)	$(36,665)	$(175)	$(47,308)	$40,979

Short-term Borrowings:
Changes in instrument specific credit risk (1)	$—	$27	$—	$27
Other changes in fair value (2)	$—	$1,636	$—	$1,636

(1)	Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	May 31, 2019	November 30, 2018
Trading Assets:
Loans and other receivables (1)	$878,221	$961,554
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	$141,474	$158,392
Long-term Debt	$95,079	$114,669

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.

(2)
Amounts include all loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $18.7 million and $20.5 million at May 31, 2019 and November 30, 2018, respectively.

The aggregate fair value of Jefferies Group's loans and other receivables on nonaccrual status and/or 90 days or greater past due was $119.5 million and $105.3 million at May 31, 2019 and November 30, 2018, respectively, which includes loans and other receivables 90 days or greater past due of $65.2 million and $19.4 million at May 31, 2019 and November 30, 2018, respectively.

As of December 31, 2017, we owned approximately 46.6 million common shares of HRG Group, Inc. ("HRG"), representing approximately 23% of HRG’s outstanding common shares, which were accounted for under the fair value option. On July 13, 2018, HRG merged into its 62% owned subsidiary, Spectrum Brands. Our approximately 23% owned interest in HRG thereby converted into approximately 14% of the outstanding shares of the re-named company, Spectrum Brands, which we account for under the fair value option. As of May 31, 2019, we owned approximately 7.5 million common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares. The shares are included in our Consolidated Statements of Financial Condition at fair value of $395.8 million and $371.1 million at May 31, 2019 and November 30, 2018, respectively. The shares were acquired at an aggregate cost of $475.6 million. The change in the fair value of our investment in Spectrum Brands/HRG aggregated $(11.3) million and $(158.4) million for the three months ended May 31, 2019 and June 30, 2018, respectively, and $24.7 million and $(179.9) million for the six months ended May 31, 2019 and June 30, 2018, respectively. One of our officers currently serves as a director on Spectrum Brands board.
We believe accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provide an objectively determined fair value at each balance sheet date. Our investment in HomeFed, which was a publicly traded company, was accounted for under the equity method of accounting rather than the fair value option method. HomeFed’s common stock was not listed on any stock exchange, and price information for the common stock was not regularly quoted on any automated quotation system. It was traded in the over-the-counter market with high and low bid prices published by the Over-the-Counter Bulletin Board Service; however, trading volume was minimal. For these reasons, we did not elect the fair value option for HomeFed.
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.8 million and $34.8 million at May 31, 2019 and November 30, 2018, respectively.

Note 4.  Derivative Financial Instruments

Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets and Trading liabilities, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Predominantly, Jefferies Group enters into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from its trading activities. In addition, Jefferies Group applies hedge accounting to an interest rate swap that has been designated as a fair value hedge of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt. See Notes 3 and 19 for additional disclosures about derivative financial instruments.
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

The following tables present the fair value and related number of derivative contracts at May 31, 2019 and November 30, 2018 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
May 31, 2019 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$13,348	1	$—	—
Total derivatives designated as accounting hedges	13,348		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,070	41,702	1,835	64,221
Cleared OTC	897,615	2,907	952,865	3,360
Bilateral OTC	405,268	2,002	239,880	752
Foreign exchange contracts:
Exchange-traded	—	36	—	59
Bilateral OTC	400,432	12,320	412,485	12,544
Equity contracts:
Exchange-traded	621,087	1,703,475	921,170	1,327,055
Bilateral OTC	166,068	3,195	374,665	3,835
Commodity contracts:
Exchange-traded	6,330	6,492	503	6,904
Bilateral OTC	30,792	2,283	4,355	1,787
Credit contracts:
Cleared OTC	3,177	24	4,595	24
Bilateral OTC	9,075	98	11,898	58
Total derivatives not designated as accounting hedges	2,540,914		2,924,251

Total gross derivative assets/ liabilities:
Exchange-traded	628,487		923,508
Cleared OTC	914,140		957,460
Bilateral OTC	1,011,635		1,043,283
Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(603,556)		(603,556)
Cleared OTC	(897,715)		(902,183)
Bilateral OTC	(696,492)		(864,269)
Net amounts per Consolidated Statement of Financial Condition (4)	$356,499		$554,243
(continued)

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2018 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$29,647	1
Total derivatives designated as accounting hedges	—		29,647

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	924	32,159	513	66,095
Cleared OTC	422,670	2,095	411,833	2,394
Bilateral OTC	372,899	1,398	491,697	816
Foreign exchange contracts:
Exchange-traded	42	538	2	690
Cleared OTC	—	—	36	3
Bilateral OTC	311,228	9,548	314,951	9,909
Equity contracts:
Exchange-traded	1,202,927	2,104,684	2,061,137	1,779,836
Bilateral OTC	207,221	5,126	315,996	2,764
Commodity contracts:
Exchange-traded	27,632	7,272	272	4,185
Bilateral OTC	10,191	1,274	1,445	1,498
Credit contracts:
Cleared OTC	11,204	7	1,556	14
Bilateral OTC	13,768	123	11,618	79
Total derivatives not designated as accounting hedges	2,580,706		3,611,056

Total gross derivative assets/ liabilities:
Exchange-traded	1,231,525		2,061,924
Cleared OTC	433,874		443,072
Bilateral OTC	915,307		1,135,707
Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(1,190,951)		(1,190,951)
Cleared OTC	(407,351)		(418,779)
Bilateral OTC	(815,629)		(903,320)
Net amounts per Consolidated Statement of Financial Condition (4)	$166,775		$1,127,653

(1)
Exchange-traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.

(2) Number of exchange-traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables and Payables, expense accruals and other liabilities in our Consolidated Statements of Financial Condition.

(3)	Amounts netted include both netting by counterparty and for cash collateral paid or received.

(4)
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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
Interest rate swaps	$27,204	$19	$41,791	$(21,202)
Long-term debt	(28,213)	120	(43,769)	22,835
Total	$(1,009)	$139	$(1,978)	$1,633

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
Interest rate contracts	$(34,020)	$(4,860)	$(103,851)	$22,102
Foreign exchange contracts	2,284	8,390	2,108	11,518
Equity contracts	(92,109)	(45,419)	(120,590)	(250,565)
Commodity contracts	21,045	(10,991)	1,772	(16,305)
Credit contracts	4,818	1,731	8,913	740
Total	$(97,982)	$(51,149)	$(211,648)	$(232,510)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at May 31, 2019 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$15,034	$15,758	$—	$(4,355)	$26,437
Equity swaps and options	40,703	26	4,031	(2,233)	42,527
Credit default swaps	807	966	2,294	(469)	3,598
Total return swaps	9,675	51,481	—	(1,607)	59,549
Foreign currency forwards, swaps and options	53,115	21,850	—	(15,480)	59,485
Interest rate swaps, options and forwards	75,339	169,577	118,624	(70,534)	293,006
Total	$194,673	$259,658	$124,949	$(94,678)	484,602
Cross product counterparty netting					(39,313)
Total OTC derivative assets included in Trading assets					$445,289

(1)	At May 31, 2019, we held exchange-traded derivative assets, other derivative assets and other credit agreements with a fair value of $28.3 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At May 31, 2019, cash collateral received was $117.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$1,986	$2,369	$—	$(4,355)	$—
Equity swaps and options	28,465	118,560	40,591	(2,233)	185,383
Credit default swaps	40	2,535	3,583	(469)	5,689
Total return swaps	89,603	37,003	—	(1,607)	124,999
Foreign currency forwards, swaps and options	67,386	18,225	1,404	(15,480)	71,535
Fixed income forwards	600	—	—	—	600
Interest rate swaps, options and forwards	46,443	81,306	116,012	(70,534)	173,227
Total	$234,523	$259,998	$161,590	$(94,678)	561,433
Cross product counterparty netting					(39,313)
Total OTC derivative liabilities included in Trading liabilities					$522,120

(1)	At May 31, 2019, we held exchange-traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $321.4 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At May 31, 2019, cash collateral pledged was $289.3 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At May 31, 2019, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$94,830
BBB- to BBB+	24,884
BB+ or lower	194,336
Unrated	131,239
Total	$445,289

(1) Jefferies Group utilizes internal credit ratings determined by Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for Jefferies Group's written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
May 31, 2019
Credit protection sold:
Index credit default swaps	$3.0	$76.0	$—	$79.0
Single name credit default swaps	$14.1	$50.4	$32.9	$97.4

November 30, 2018
Credit protection sold:
Index credit default swaps	$25.7	$167.4	$—	$193.1
Single name credit default swaps	$57.7	$84.5	$3.0	$145.2

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

	May 31, 2019	November 30, 2018
Derivative instrument liabilities with credit-risk-related contingent features	$41.1	$93.5
Collateral posted	$(11.6)	$(61.5)
Collateral received	$30.5	$91.5
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	$59.9	$123.3

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

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
May 31, 2019
Corporate equity securities	$2,006,944	$391,858	$2,398,802
Corporate debt securities	252,023	1,826,868	2,078,891
Mortgage- and asset-backed securities	—	2,077,535	2,077,535
U.S. government and federal agency securities	68,838	12,234,328	12,303,166
Municipal securities	—	612,747	612,747
Sovereign obligations	—	3,184,103	3,184,103
Loans and other receivables	—	765,751	765,751
Total	$2,327,805	$21,093,190	$23,420,995

November 30, 2018
Corporate equity securities	$1,505,218	$487,124	$1,992,342
Corporate debt securities	333,221	1,853,309	2,186,530
Mortgage- and asset-backed securities	249	2,820,543	2,820,792
U.S. government and federal agency securities	—	8,181,947	8,181,947
Municipal securities	—	604,274	604,274
Sovereign obligations	—	2,945,521	2,945,521
Loans and other receivables	—	300,768	300,768
Total	$1,838,688	$17,193,486	$19,032,174

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
May 31, 2019
Securities lending arrangements	$1,382,312	$—	$644,948	$300,545	$2,327,805
Repurchase agreements	8,754,902	3,154,270	4,402,247	4,781,771	21,093,190
Total	$10,137,214	$3,154,270	$5,047,195	$5,082,316	$23,420,995

November 30, 2018
Securities lending arrangements	$807,347	$—	$560,417	$470,924	$1,838,688
Repurchase agreements	7,849,052	1,915,325	6,042,951	1,386,158	17,193,486
Total	$8,656,399	$1,915,325	$6,603,368	$1,857,082	$19,032,174

Jefferies Group receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. Jefferies Group also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities. In many instances, Jefferies Group is permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2019 and November 30, 2018, the approximate fair value of securities received as collateral by Jefferies Group that may be sold or repledged was $29.4 billion and $23.1 billion, respectively. At May 31, 2019 and November 30, 2018, a substantial portion of the securities received by Jefferies Group have been sold or repledged.

Offsetting of Securities Financing Agreements

To manage its exposure to credit risk associated with securities financing transactions, Jefferies Group may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions).

The following table provides information regarding repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statements of Financial Condition and (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under

GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our consolidated financial position.

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at May 31, 2019
Securities borrowing arrangements	$7,713,886	$—	$7,713,886	$(570,248)	$(1,585,821)	$5,557,817
Reverse repurchase agreements	16,259,065	(12,231,733)	4,027,332	(526,433)	(3,452,962)	47,937

Liabilities at May 31, 2019
Securities lending arrangements	$2,327,805	$—	$2,327,805	$(570,248)	$(1,694,029)	$63,528
Repurchase agreements	21,093,190	(12,231,733)	8,861,457	(526,433)	(7,103,993)	1,231,031

Assets at November 30, 2018
Securities borrowing arrangements	$6,538,212	$—	$6,538,212	$(468,778)	$(1,193,986)	$4,875,448
Reverse repurchase agreements	11,336,175	(8,550,417)	2,785,758	(609,225)	(2,126,730)	49,803

Liabilities at November 30, 2018
Securities lending arrangements	$1,838,688	$—	$1,838,688	$(468,778)	$(1,343,704)	$26,206
Repurchase agreements	17,193,486	(8,550,417)	8,643,069	(609,225)	(7,070,967)	962,877

(1)
Under master netting agreements with its counterparties, Jefferies Group has the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by a counterparty in the event of a counterparty’s default, but which are not netted in the Consolidated Statement of Financial Condition because other netting provisions of GAAP are not met.

(2)
Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(3)
At May 31, 2019, amounts include $5,469.0 million of securities borrowing arrangements, for which Jefferies Group has received securities collateral of $5,273.8 million, and $1,119.3 million of repurchase agreements, for which Jefferies Group has pledged securities collateral of $1,147.8 million, which are subject to master netting agreements, but Jefferies Group has not determined the agreements to be legally enforceable. At November 30, 2018, amounts include $4,825.7 million of securities borrowing arrangements, for which Jefferies Group has received securities collateral of $4,711.7 million, and $931.7 million of repurchase agreements, for which Jefferies Group has pledged securities collateral of $963.6 million, which are subject to master netting agreements, but Jefferies Group has not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $543.4 million and $708.0 million at May 31, 2019 and November 30, 2018, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

Note 6.  Securitization Activities
Jefferies Group engages in securitization activities related to corporate loans, commercial mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In securitization transactions, Jefferies Group transfers these assets to special purpose entities ("SPEs") and acts as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of the securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities ("VIEs"); however, the SPEs are generally not consolidated as Jefferies Group is not considered the primary beneficiary for these SPEs.

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
The following table presents activity related to Jefferies Group's securitizations that were accounted for as sales in which it had continuing involvement (in millions):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
Transferred assets	$844.5	$1,042.6	$2,105.1	$3,800.3
Proceeds on new securitizations	$845.8	$1,043.4	$2,177.0	$3,802.3
Cash flows received on retained interests	$24.3	$7.8	$36.6	$23.8

Jefferies Group has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at May 31, 2019 and November 30, 2018.

The following table summarizes Jefferies Group's retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	May 31, 2019		November 30, 2018
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$12,886.5	$121.5	$13,633.5	$365.3
U.S. government agency commercial mortgage-backed securities	$1,374.9	$48.3	$2,027.6	$185.6
CLOs	$4,943.3	$56.9	$3,512.0	$20.9
Consumer and other loans	$657.1	$44.8	$604.1	$48.9

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

Proceeds from the maturities and sales of available for sale securities during the six months ended May 31, 2019, were primarily invested in prime and government money market funds, which are classified as Cash and cash equivalents in the Consolidated Statement of Financial Condition at May 31, 2019.

At May 31, 2019 and November 30, 2018, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $210.1 million and $230.0 million, respectively. There were no unrealized gains, losses or impairments recognized on these investments during the six months ended May 31, 2019 and June 30, 2018.

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

	May 31, 2019	November 30, 2018
Securities purchased under agreement to resell (1)	$1,266.9	$883.1
Receivables	549.9	626.0
Other	36.2	78.4
Total assets	$1,853.0	$1,587.5

Other secured financings (2)	$1,798.9	$1,535.3
Other (3)	43.5	45.9
Total liabilities	$1,842.4	$1,581.2

(1)	Securities purchased under agreements to resell represent an amount due under a collateralized transaction on related consolidated entities, which are eliminated in consolidation.

(2)	Approximately $1.0 million of the secured financings represent amounts held by Jefferies Group in inventory and are eliminated in consolidation at November 30, 2018.

(3)	Includes $41.5 million and $44.1 million at May 31, 2019 and November 30, 2018, respectively, of intercompany payables that are eliminated in consolidation.

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

At May 31, 2019 and November 30, 2018, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt.

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
May 31, 2019
CLOs	$114.9	$0.6	$830.7	$7,980.2
Consumer loan and other asset-backed vehicles	427.3	—	570.1	3,322.6
Related party private equity vehicles	31.2	—	49.0	92.0
Other investment vehicles	507.0	—	526.8	8,144.2
Total	$1,080.4	$0.6	$1,976.6	$19,539.0

November 30, 2018
CLOs	$45.2	$—	$571.4	$3,281.9
Consumer loan and other asset-backed vehicles	462.1	—	807.1	3,273.1
Related party private equity vehicles	35.5	—	53.5	108.3
Other investment vehicles	203.6	—	214.7	5,719.1
Total	$746.4	$—	$1,646.7	$12,382.4

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

Consumer Loan and Other Asset-Backed Vehicles. Jefferies Group provides financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities, forward purchase agreements and reverse repurchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer and small business loans, and trust claims. In addition, Jefferies Group may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. Jefferies Group does not control the activities of these entities.

Related Party Private Equity Vehicles. Jefferies Group committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies Group committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies Group's variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies Group with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At May 31, 2019 and November 30, 2018, Jefferies Group's total equity commitment in the JCP Entities was $139.3 million and $139.3 million, respectively, of which $121.5 million and $121.3 million, respectively, had been funded. The carrying value of Jefferies Group's equity investments in the JCP Entities was $31.2 million and $35.5 million at May 31, 2019 and November 30, 2018, respectively. Jefferies Group's exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $507.0 million and $203.6 million at May 31, 2019 and November 30, 2018, respectively. Our unfunded equity commitment related to these investments totaled $19.8 million and $11.1 million at May 31, 2019 and November 30, 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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

At May 31, 2019 and November 30, 2018, Jefferies Group held $1,525.1 million and $2,913.0 million of agency mortgage-backed securities, respectively, and $34.7 million and $170.5 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, and underwriting, placement and structuring activities. Jefferies Group's maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about Jefferies Group's variable interests in nonconsolidated VIEs.

FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($56.6 million) and the investment in associated company ($70.0 million), which totaled $126.6 million at May 31, 2019.

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the six months ended May 31, 2019 and June 30, 2018 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Income (losses) related to Jefferies Group's associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2019
Jefferies Finance	$728,560	$—	$7,936	$(63,070)	$—	$673,426
Berkadia (2)	245,228	—	47,945	(18,124)	515	275,564
National Beef	653,630	62,051	—	(54,940)	(9)	660,732
FXCM (3)	75,031	(5,016)	—	—	10	70,025
Linkem	165,157	(8,581)	—	49,590	(3,973)	202,193
HomeFed	337,542	(517)	—	—	—	337,025
Other	212,184	1,546	(1,560)	(16,122)	881	196,929
Total	$2,417,332	$49,483	$54,321	$(102,666)	$(2,576)	$2,415,894

2018
Jefferies Finance	$655,467	$—	$30,566	$31,461	$—	$717,494
Berkadia (2)	210,594	51,742	—	(17,853)	(720)	243,763
National Beef	—	24,401	—	(13,099)	592,239	603,541
FXCM (3)	158,856	(15,040)	—	—	(34)	143,782
Garcadia companies (4)	179,143	20,955	—	(22,915)	(177,183)	—
Linkem	192,136	(12,764)	—	542	(2,321)	177,593
HomeFed	341,874	4,445	—	—	—	346,319
Other	328,759	(8,286)	(5,732)	(25,412)	1,123	290,452
Total	$2,066,829	$65,453	$24,834	$(47,276)	$413,104	$2,522,944

(1)	Primarily classified in Other revenues.

(2)	In the fourth quarter of 2018, we transferred our interest in Berkadia to Jefferies Group.

(3)
As further described in Note 3, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included in Loans to and investments in associated companies and our term loan is included in Trading assets, at fair value in our Consolidated Statements of Financial Condition.

(4)	During the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
National Beef	$34,946	$24,401	$62,051	$24,401
Berkadia	—	25,461	—	51,742
FXCM	(2,300)	(6,816)	(5,016)	(15,040)
Garcadia companies	—	9,572	—	20,955
Linkem	(6,960)	(5,309)	(8,581)	(12,764)
HomeFed	(2,500)	(7,165)	(517)	4,445
Other	(1,016)	(6,791)	1,546	(8,286)
Total	$22,170	$33,353	$49,483	$65,453

Income (losses) related to Jefferies Group's associated companies (primarily classified in Other revenues) includes the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
Jefferies Finance	$14,935	$20,733	$7,936	$30,566
Berkadia	25,296	—	47,945	—
Other	2,753	(1,504)	(1,560)	(5,732)
Total	$42,984	$19,229	$54,321	$24,834

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

At May 31, 2019, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At May 31, 2019, $643.7 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2020 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2019 and November 30, 2018. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2020 with automatic one year extensions absent a 60-day termination notice by either party. At May 31, 2019 and November 30, 2018, none of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $0.3 million and $0.7 million during the three months ended May 31, 2019 and June 30, 2018, respectively, and $0.6 million and $1.7 million during the six months ended May 31, 2019 and June 30, 2018, respectively.

Jefferies Group engages in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, Jefferies Group earned fees of $69.3 million and $109.6 million during the three months ended May 31, 2019 and June 30, 2018, respectively, and $91.2 million and $211.0 million during the six months ended May 31, 2019 and June 30, 2018, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations. In addition, Jefferies Group paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $8.2 million and $14.9 million during the three months ended May 31, 2019 and June 30, 2018, respectively, and $13.6 million and $33.4 million during the six months ended May 31, 2019 and June 30, 2018, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees of $0.0 million and $2.4 million during the three months ended May 31, 2019 and June 30, 2018, respectively, and $1.3 million and $2.7 million during the six months ended May 31, 2019 and June 30, 2018, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations. At May 31, 2019 and November 30, 2018, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Trading assets. Additionally, Jefferies Group has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO. Gains (losses) related to the derivative contracts were not material.

Jefferies Group acted as underwriter in connection with terms loans issued by Jefferies Finance. Underwriting fees charged to Jefferies Finance were $1.0 million and $1.0 million during the three and six months ended May 31, 2019, respectively. Under a service agreement, Jefferies Group charged Jefferies Finance $11.2 million and $8.9 million during the three months ended May 31, 2019 and June 30, 2018, respectively, and $38.3 million and $35.0 million during the six months ended May 31, 2019 and June 30, 2018, respectively, for services provided. At May 31, 2019, Jefferies Group had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $20.4 million and a payable to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $13.7 million. At November 30, 2018, Jefferies Group had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $35.2 million and a payable to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition, of $14.1 million.

Jefferies Group enters into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts Jefferies Group had $0.1 million recorded in Trading liabilities in our Consolidated Statement of Financial Condition at May 31, 2019 and $0.2 million recorded in Payables, expense accruals and other liabilities and $0.4 million included in Trading liabilities in our Consolidated Statement of Financial Condition at November 30, 2018.

On March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which were used in connection with Jefferies Group's investment banking loan syndication activities. Jefferies Group repaid Jefferies Finance the entire outstanding principal amount of this note on May 15, 2019. Interest paid on the note of $3.8 million is included in Interest expense of Jefferies Group within the Consolidated Statements of Operations.

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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At May 31, 2019, the aggregate amount of commercial paper outstanding was $1.47 billion.

National Beef

National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. As discussed in Note 23, on June 5, 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and account for our remaining interest under the equity method of accounting. We are amortizing our basis difference between the estimated fair value and the underlying book value of National Beef's customer relationships, tradenames, cattle supply contracts and property, plant and equipment over their respective useful lives (weighted average life of 15 years).

FXCM

We have a 50% voting interest in FXCM, a provider of online foreign exchange trading services. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology and tradename over their respective useful lives (weighted average life of 11 years).
Garcadia
Garcadia was a joint venture between us and Garff Enterprises, Inc. ("Garff") that owned and operated automobile dealerships comprised of domestic and foreign automobile makers. In the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family.
Linkem

We own approximately 42% of the common shares of Linkem, a fast-growing fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 54% of Linkem’s common equity at May 31, 2019. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $49.4 million at May 31, 2019. These shareholder loans bear interest at 5% per annum and are due June 30, 2024. We account for our equity interest in Linkem on a two month lag.

HomeFed

At May 31, 2019, we owned 10,852,123 shares of HomeFed’s common stock, representing approximately 70% of HomeFed’s outstanding common shares; however, we had contractually agreed to limit our voting rights such that we would not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us were voted. HomeFed develops and owns residential and mixed-use real estate properties. HomeFed was a public company traded on the Over-the-Counter Bulletin Board (Symbol: HOFD). As a result of a 1998 distribution to all of our shareholders, approximately 5% of HomeFed was beneficially owned by our Chairman at May 31, 2019. Three of our executives served on the board of directors of HomeFed, including our Chairman who served as HomeFed’s Chairman, and our President. Since we did not control HomeFed, our investment in HomeFed was accounted for under the equity method as an investment in an associated company. We accounted for our equity interest in HomeFed on a two month lag.
Through June 30, 2019, we owned an approximate 70% equity interest of HomeFed. On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed will be reflected on a consolidated basis. In connection with the merger, HomeFed stockholders received two shares of our common stock for each share of HomeFed common stock. A total of 9.3 million shares were issued. As an offset to these issued shares, our Board of Directors has authorized the repurchase of 9.25 million shares in the open market.
Other

The following table provides required summarized data for certain equity method investments, including those accounted for under the fair value option. The table includes Jefferies Finance, Berkadia and Fiesta Restaurant Group, Inc. for the six months ended May 31, 2019 and June 30, 2018; HRG for the six month period ended June 30, 2018; and National Beef for the six months ended May 31, 2019 and for the period subsequent to the closing of the transaction with Marfrig on June 5, 2018 through June 30, 2018 (in thousands):

	For the Six Months Ended
	May 31, 2019	June 30, 2018
Revenues	$4,736,971	$2,899,221
Income from continuing operations before extraordinary items	$360,966	$330,849
Net income	$360,966	$832,349

Note 10.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	May 31, 2019	November 30, 2018
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,555	$8,524

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $106,731 and $102,579	63,691	67,894
Trademarks and tradenames, net of accumulated amortization of $22,895 and $21,086	105,315	107,262
Other, net of accumulated amortization of $4,882 and $4,339	4,068	4,611
Total intangible assets, net	181,629	188,291

Goodwill:
Jefferies Group	1,697,842	1,698,381
Other operations	3,459	3,459
Total goodwill	1,701,301	1,701,840

Total intangible assets, net and goodwill	$1,882,930	$1,890,131

Amortization expense on intangible assets included in Income from continuing operations was $3.3 million and $3.3 million for the three months ended May 31, 2019 and June 30, 2018, respectively, and $6.6 million and $6.5 million for the six months ended May 31, 2019 and June 30, 2018, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$6,719
2020	$13,439
2021	$13,085
2022	$10,110
2023	$9,001

Note 11.  Short-Term Borrowings

Jefferies Group's short-term borrowings, which mature in one year or less, are as follows (in thousands):

	May 31, 2019	November 30, 2018
Bank loans	$454,590	$330,942
Floating rate puttable notes	55,845	56,550
Total short-term borrowings	$510,435	$387,492

At May 31, 2019 and November 30, 2018, the weighted average interest rate on short-term borrowings outstanding was 3.58% and 3.08% per annum, respectively.

On March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance, which was repaid on May 15, 2019. See Note 9 for further information.

On December 27, 2018, one of Jefferies Group's subsidiaries entered into a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the six months ended May 31, 2019, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Credit Facility.

The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Intraday Credit Facility") to Jefferies Group for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At May 31, 2019, Jefferies Group was in compliance with debt covenants under the Intraday Credit Facility.

Note 12.  Long-Term Debt

The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	May 31, 2019	November 30, 2018
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$743,993	$743,397
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,744	246,719
Total long-term debt – Parent Company	990,737	990,116

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
8.50% Senior Notes, due July 15, 2019, $644,800 and $680,800 principal	648,382	699,659
2.375% Euro Medium Term Notes, due May 20, 2020, $558,450 and $565,500 principal	557,926	564,702
6.875% Senior Notes, due April 15, 2021, $750,000 principal	783,370	791,814
2.25% Euro Medium Term Notes, due July 13, 2022, $4,468 and $4,524 principal	4,225	4,243
5.125% Senior Notes, due January 20, 2023, $600,000 principal	611,492	612,928
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	753,509	709,484
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	372,563	373,669
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	988,220	987,788
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	511,464	511,662
6.50% Senior Notes, due January 20, 2043, $400,000 principal	420,435	420,625
Structured Notes (2)	819,509	686,170
Jefferies Group Revolving Credit Facility	188,817	183,539
Foursight Capital Credit Facilities	123,579	—
Other	86,756	81,164
Total long-term debt – subsidiaries	6,870,247	6,627,447

Long-term debt	$7,860,984	$7,617,563

(1)
Amount includes a loss of $43.8 million and a gain of $22.8 million during the six months ended May 31, 2019 and June 30, 2018, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 4 for further information.

(2)
These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenues.

Subsidiary Debt:

Structured notes with a total principal amount of approximately $119.6 million, net of retirements, were issued during the six months ended May 31, 2019. Additionally, during the six months ended May 31, 2019, Jefferies Group repaid $36.0 million of its 8.50% Senior Notes.

Jefferies Group has a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. The Jefferies Group Revolving Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of certain of its subsidiaries and its' minimum tangible net worth, liquidity requirements and minimum capital requirements. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The obligations of certain of Jefferies Group's subsidiaries under the Jefferies Group Revolving Credit Facility are secured by substantially all its assets. At May 31, 2019, Jefferies Group was in compliance with the debt covenants under the Jefferies Group Revolving Credit Facility.

At May 31, 2019, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $175.0 million, which mature in May 2021. One of the credit facilities bears interest based on the three month LIBOR plus a credit spread fixed through its maturity and the other credit facility bears interest based on the one month LIBOR plus a credit spread fixed through its maturity. As a condition of the credit facilities, Foursight Capital is obligated to maintain cash reserves in an amount equal to the quoted price of an interest rate cap sufficient to meet the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $148.3 million at May 31, 2019.

Note 13.  Mezzanine Equity

Redeemable Noncontrolling Interests

The following table rolls forward National Beef’s redeemable noncontrolling interests activity (prior to its deconsolidation in June 2018) during the six months ended June 30, 2018 (in thousands):

Balance, January 1, 2018	$412,128
Income allocated to redeemable noncontrolling interests	37,141
Distributions to redeemable noncontrolling interests	(70,681)
Increase in fair value of redeemable noncontrolling interests	21,404
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustment prior to deconsolidation	(237,669)
Deconsolidation of National Beef	(162,323)
Balance, June 30, 2018	$—

At May 31, 2019 and November 30, 2018, redeemable noncontrolling interests include other redeemable noncontrolling interests of $18.9 million and $19.8 million, respectively, primarily related to our oil and gas exploration and development businesses.

Mandatorily Redeemable Convertible Preferred Shares

In connection with our acquisition of Jefferies Group in March 2013, we issued a new series of 3.25% Cumulative Convertible Preferred Shares ("Preferred Shares") ($125.0 million at mandatory redemption value) in exchange for Jefferies Group's outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,162,200 common shares, an effective conversion price of $30.03 per share. The holders of the Preferred Shares are also entitled to an additional quarterly payment in the event we declare and pay a dividend on our common stock in an amount greater than $0.0625 per common share per quarter. The additional quarterly payment would be paid to the holders of Preferred Shares on an as converted basis and on a per share basis would equal the quarterly dividend declared and paid to a holder of a share of common stock in excess of $0.0625 per share. In the third quarter of 2017, we increased our quarterly dividend from $0.0625 to $0.10 per common share. In the third quarter of 2018, we increased our quarterly dividend from $0.10 to $0.125 per common share. These increased the preferred stock dividend from $2.3 million for the six months ended June 30, 2018 to $2.6 million for the six months ended May 31, 2019. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

Note 14.  Compensation Plans

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

Stock-Based Compensation Expense. Compensation and benefits expense included $13.1 million and $12.8 million for the three months ended May 31, 2019 and June 30, 2018, respectively, and $24.9 million and $25.2 million for the six months ended May 31, 2019 and June 30, 2018, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $3.4 million and $3.1 million for the three months ended May 31, 2019 and June 30, 2018, respectively, and $6.3 million and $6.0 million for the six months ended May 31, 2019 and June 30, 2018, respectively. At May 31, 2019, total unrecognized compensation cost related to nonvested share-based compensation plans was $99.4 million; this cost is expected to be recognized over a weighted average period of three years.

At May 31, 2019, there were 1,883,000 shares of restricted stock outstanding with future service required, 6,010,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 14,565,000 RSUs outstanding with no future service required and 909,000 shares issuable under other plans. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 21,484,000.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At May 31, 2019, the remaining unamortized amount of the restricted cash awards was $550.9 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of three years.

Note 15.  Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	May 31, 2019	November 30, 2018
Net unrealized gains on available for sale securities	$33	$542,832
Net unrealized foreign exchange losses	(202,595)	(193,402)
Net unrealized gains (losses) on instrument specific credit risk	14,916	(5,728)
Net unrealized gains on cash flow hedges	—	470
Net minimum pension liability	(55,178)	(55,886)
	$(242,824)	$288,286

Amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	For the Six Months Ended
	May 31, 2019	June 30, 2018
Net unrealized gains (losses) on available for sale securities, net of income tax provision (benefit) of $(545,054) and $37	$543,178	$103	Other revenues and Income tax provision (benefit)
Net unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $0 and $(16)	—	20,459	Other revenues and Selling, general and other expenses
Net unrealized (gains) losses on instrument specific credit risk, net of income tax provision (benefit) of $(166) and $78	(493)	270	Principal transactions revenues
Net unrealized gains on cash flow hedges, net of income tax provision (benefit) of $161 and $0	470	—	Other revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(241) and $(339)	(708)	(919)	Selling, general and other expenses, which includes pension expense
Other pension, net of income tax benefit of $0 and $0	—	(5,344)	Compensation and benefits expense
Total reclassifications for the period, net of tax	$542,447	$14,569

During the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the three and six months ended May 31, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of recent steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts. The remaining net unrealized gains on available for sale securities at May 31, 2019 represents Jefferies Group's share of Berkadia's net unrealized gains on available for sale securities recorded under the equity method of accounting.
In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, Jefferies Group acquired a defined benefit pension plan located in Germany (the "German Pension Plan") for the benefit of eligible employees of Jefferies Bache in that territory. On December 28, 2017, a Liquidation Insurance Contract was entered into between Jefferies Bache Limited and Generali Lebensversicherung AG ("Generali") to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018 and released Jefferies Group from any and all obligations under the German Pension Plan. This transaction was completed in the first quarter of 2018. In connection with the transfer of the German Pension Plan, $5.3 million was reclassified to Compensation and benefits expense in the Consolidated Statement of Operations from Accumulated other comprehensive income (loss) during the six months ended June 30, 2018.

Note 16. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
Revenues from contracts with customers:
Commissions and other fees	$159,685	$157,704	$306,819	$305,606
Investment banking	430,087	500,297	715,683	940,288
Manufacturing revenues	90,237	114,735	165,662	213,100
Other	70,197	61,817	132,029	103,975
Total revenue from contracts with customers	750,206	834,553	1,320,193	1,562,969

Other sources of revenue:
Principal transactions	240,189	53,755	486,371	199,418
Interest income	445,967	327,314	832,811	602,536
Other	74,009	28,204	66,008	40,014
Total revenue from other sources	760,165	409,273	1,385,190	841,968

Total revenues	$1,510,371	$1,243,826	$2,705,383	$2,404,937

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

The following provides detailed information on the recognition of our revenues from contracts with customers:
Commissions and Other Fees. Jefferies Group earns commission revenues by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commission revenues are generally paid on settlement date and Jefferies Group records a receivable between trade-date and payment on settlement date. Jefferies Group permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Jefferies Group acts as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs Jefferies Group's payments to third-party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in our Consolidated Statements of Operations.
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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
Major Business Activity:	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total

Three months ended May 31, 2019
Jefferies Group:
Equities (1)	$164,361	$—	$—	$(88)	$164,273
Fixed Income (1)	3,529	—	—	—	3,529
Investment Banking - Capital markets	251,533	—	—	—	251,533
Investment Banking - Advisory	178,554	—	—	—	178,554
Asset Management	4,550	—	—	—	4,550
Manufacturing revenues	—	90,237	—	—	90,237
Oil and gas revenues	—	47,652	—	—	47,652
Other revenues	—	9,878	—	—	9,878
Total revenues from contracts with customers	$602,527	$147,767	$—	$(88)	$750,206

Primary Geographic Region:
Americas	$491,366	$147,505	$—	$(88)	$638,783
Europe, Middle East and Africa	92,560	223	—	—	92,783
Asia	18,601	39	—	—	18,640
Total revenues from contracts with customers	$602,527	$147,767	$—	$(88)	$750,206

Three months ended June 30, 2018
Jefferies Group:
Equities (1)	$160,360	$—	$—	$(400)	$159,960
Fixed Income (1)	4,546	—	—	—	4,546
Investment Banking - Capital markets	283,315	—	—	—	283,315
Investment Banking - Advisory	216,982	—	—	—	216,982
Asset Management	6,016	—	—	—	6,016
Manufacturing revenues	—	114,735	—	—	114,735
Oil and gas revenues	—	39,905	—	—	39,905
Other revenues	—	9,094	—	—	9,094
Total revenues from contracts with customers	$671,219	$163,734	$—	$(400)	$834,553

Primary Geographic Region:
Americas	$572,376	$163,454	$—	$(400)	$735,430
Europe, Middle East and Africa	78,861	207	—	—	79,068
Asia	19,982	73	—	—	20,055
Total revenues from contracts with customers	$671,219	$163,734	$—	$(400)	$834,553

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

	Reportable Segments
Major Business Activity:	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total

Six months ended May 31, 2019
Jefferies Group:
Equities (1)	$316,422	$—	$—	$(280)	$316,142
Fixed Income (1)	6,597	—	—	—	6,597
Investment Banking - Capital markets	356,647	—	—	—	356,647
Investment Banking - Advisory	359,036	—	—	—	359,036
Asset Management	11,219	—	—	—	11,219
Manufacturing revenues	—	165,662	—	—	165,662
Oil and gas revenues	—	84,017	—	—	84,017
Other revenues	—	20,873	—	—	20,873
Total revenues from contracts with customers	$1,049,921	$270,552	$—	$(280)	$1,320,193

Primary Geographic Region:
Americas	$818,123	$270,032	$—	$(280)	$1,087,875
Europe, Middle East and Africa	196,053	457	—	—	196,510
Asia	35,745	63	—	—	35,808
Total revenues from contracts with customers	$1,049,921	$270,552	$—	$(280)	$1,320,193

Six months ended June 30, 2018
Jefferies Group:
Equities (1)	$311,990	$—	$—	$(400)	$311,590
Fixed Income (1)	7,504	—	—	—	7,504
Investment Banking - Capital markets	532,149	—	—	—	532,149
Investment Banking - Advisory	408,139	—	—	—	408,139
Asset Management	10,946	—	—	—	10,946
Manufacturing revenues	—	213,100	—	—	213,100
Oil and gas revenues	—	60,235	—	—	60,235
Other revenues	—	19,306	—	—	19,306
Total revenues from contracts with customers	$1,270,728	$292,641	$—	$(400)	$1,562,969

Primary Geographic Region:
Americas	$1,093,230	$292,031	$—	$(400)	$1,384,861
Europe, Middle East and Africa	140,189	462	—	—	140,651
Asia	37,309	148	—	—	37,457
Total revenues from contracts with customers	$1,270,728	$292,641	$—	$(400)	$1,562,969

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at May 31, 2019.

Jefferies Group recognized $15.3 million and $15.0 million during the three months ended May 31, 2019 and June 30, 2018, respectively, and $23.0 million and $17.1 million during the six months ended May 31, 2019 and June 30, 2018, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, Jefferies Group recognized $4.8 million and $4.3 million during the three months ended May 31, 2019 and June 30, 2018, respectively, and $9.8 million and $8.9 million during the six months ended May 31, 2019 and June 30, 2018, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and it has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $289.9 million and $250.6 million at May 31, 2019 and November 30, 2018, respectively. We had no significant impairments related to these receivables during the three and six months ended May 31, 2019 and June 30, 2018.

Jefferies Group's deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Our deferred revenue, which primarily relates to Jefferies Group, was $21.0 million and $14.2 million at May 31, 2019 and November 30, 2018, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended May 31, 2019, we recognized $1.8 million of deferred revenue from the balance at February 28, 2019. During the three months ended June 30, 2018, we recognized $9.6 million of deferred revenue from the balance at March 31, 2018. During the six months ended May 31, 2019, we recognized $9.4 million of deferred revenue from the balance at November 30, 2018. During the six months ended June 30, 2018, we recognized $14.5 million of deferred revenue from the balance at December 31, 2017.
Contract Costs
Jefferies Group capitalizes costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At May 31, 2019 and November 30, 2018, Jefferies Group's capitalized costs to fulfill a contract were $3.7 million and $4.7 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. Jefferies Group recognized expenses of $1.8 million and $1.2 million during the three months ended May 31, 2019 and June 30, 2018, respectively, and $3.4 million and $1.3 million, during the six months ended May 31, 2019 and June 30, 2018, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31, 2019 and June 30, 2018. At May 31, 2019 and November 30, 2018, capitalized costs related to our other subsidiaries were not material.

Note 17.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at May 31, 2019 was $260.0 million (including $61.6 million for interest), of which $189.2 million related to Jefferies Group. The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at November 30, 2018 was $251.4 million (including $54.1 million for interest), of which $174.9 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. No material penalties were accrued for the six months ended May 31, 2019 and June 30, 2018.

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

The new tax on global intangible low-taxed income ("GILTI") became applicable in fiscal 2019. As a result, we made an accounting policy election in the first quarter of 2019 to treat GILTI as a period cost if and when incurred.

Our benefit for income taxes for continuing operations for the six months ended May 31, 2019 was $486.5 million. As discussed above, during the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the three and six months ended May 31, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of recent steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts. Our provision for income taxes for the six months ended May 31, 2019 was also reduced by $6.7 million related to completing our accounting for tax reform enacted in 2017, as permitted by Staff Accounting Bulletin No. 118, which was issued by the SEC staff on December 22, 2017.

Our provision for income taxes for continuing operations for the six months ended June 30, 2018 was reduced by a $43.9 million benefit resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryforwards ("NOLs") which we now believe are more likely than not to be utilized before they expire.

Note 18.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$670,764	$725,529	$715,575	$850,054
Allocation of earnings to participating securities (1)	(4,086)	(3,870)	(4,241)	(3,831)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	666,678	721,659	711,334	846,223
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	43	37	34	29
Mandatorily redeemable convertible preferred share dividends	1,276	—	2,552	—
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$667,997	$721,696	$713,920	$846,252

Denominator for earnings per share:
Weighted average common shares outstanding	293,600	342,719	299,067	349,647
Weighted average shares of restricted stock outstanding with future service required	(1,873)	(1,868)	(1,851)	(1,578)
Weighted average RSUs outstanding with no future service required	15,283	11,198	13,892	11,168
Denominator for basic earnings per share – weighted average shares	307,010	352,049	311,108	359,237
Stock options	—	7	—	18
Senior executive compensation plan awards	1,355	4,019	2,466	3,430
Mandatorily redeemable convertible preferred shares	4,162	—	4,162	—
Denominator for diluted earnings per share	312,527	356,075	317,736	362,685

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,881,600 and 1,887,100 for the three months ended May 31, 2019 and June 30, 2018, respectively, and 1,856,400 and 1,603,500 for the six months ended May 31, 2019 and June 30, 2018, respectively. Dividends declared on participating securities were not material during the three and six months ended May 31, 2019 and June 30, 2018. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

For the three and six months ended June 30, 2018, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

The Board of Directors from time to time has authorized the repurchase of our common shares. In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization. During the six months ended May 31, 2019, we purchased a total of 17,350,000 of our common shares for an aggregate purchase price of $344.5 million under these authorizations. At May 31, 2019, $155.5 million remained available for repurchase. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors has authorized the repurchase of an additional 9.25 million shares in the open market.

Note 19.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities at May 31, 2019 (in millions):

	Expected Maturity Date
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Maximum Payout
Equity commitments (1)	$17.4	$127.9	$1.3	$—	$19.1	$165.7
Loan commitments (1)	—	252.5	55.0	5.6	—	313.1
Underwriting commitments	264.2	—	—	—	—	264.2
Forward starting reverse repos (2)	4,410.9	—	—	—	—	4,410.9
Forward starting repos (2)	2,635.7	—	—	—	—	2,635.7
Other unfunded commitments (1)	118.0	—	142.8	—	4.8	265.6
	$7,446.2	$380.4	$199.1	$5.6	$23.9	$8,055.2

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At May 31, 2019, $4,401.6 million within forward starting securities purchased under agreements to resell and $2,136.0 million within forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include commitments to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At May 31, 2019, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $17.9 million.

See Note 9 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, as of May 31, 2019, we have other equity commitments to invest up to $41.4 million in various other investments.

Loan Commitments. From time to time Jefferies Group makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2019, Jefferies Group had $60.6 million of outstanding loan commitments to clients.

Loan commitments outstanding at May 31, 2019 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At May 31, 2019, none of Jefferies Group's $250.0 million commitment was funded.

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
Other Unfunded Commitments.  Other unfunded commitments include obligations in the form of revolving notes, warehouse financings and debt securities to provide financing to asset-backed and CLO vehicles. Upon advancing funds, drawn amounts are collateralized by the assets of an entity.

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
The following table summarizes the notional amounts associated with Jefferies Group's derivative contracts meeting the definition of a guarantee under GAAP at May 31, 2019 (in millions):

	Expected Maturity Date
Guarantee Type	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$8,725.7	$2,869.3	$4,410.2	$3,263.9	$326.1	$19,595.2
Written derivative contracts – credit related	—	32.9	—	64.5	—	97.4
Total derivative contracts	$8,725.7	$2,902.2	$4,410.2	$3,328.4	$326.1	$19,692.6

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). Jefferies Group substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and Jefferies Group manages the risk associated with these contracts in the context of its overall risk management framework. Jefferies Group believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $239.3 million at May 31, 2019.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At May 31, 2019, the aggregate amount of commercial paper outstanding was $1.47 billion.
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
Standby Letters of Credit.  At May 31, 2019, Jefferies Group provided guarantees to certain counterparties in the form of standby letters of credit totaling $36.9 million. Standby letters of credit commit Jefferies Group to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $1.6 million at May 31, 2019. Primarily all letters of credit expire within one year.

Note 20.  Net Capital Requirements

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

Jefferies LLC’s net capital and excess net capital at May 31, 2019 were $1,395.9 million and $1,290.1 million, respectively.

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
Note 21.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	May 31, 2019		November 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$737,461	$739,607	$680,015	$676,152

Financial Liabilities:
Short-term borrowings (2)	$510,435	$510,435	$387,492	$387,492
Long-term debt (3)	$7,041,475	$7,169,833	$6,931,393	$6,826,503

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

Note 22.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds, which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in our Consolidated Statements of Financial Condition at May 31, 2019 and November 30, 2018 are Jefferies Group's equity investments in Private Equity Related Funds of $31.2 million and $35.5 million, respectively. Net gains (losses) aggregating $4.0 million and $3.0 million for the three months ended May 31, 2019 and June 30, 2018, respectively, and $(0.1) million and $10.0 million for the six months ended May 31, 2019 and June 30, 2018, respectively, were recorded in Other revenues related to the Private Equity Related Funds. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 8 and 19.

Berkadia Commercial Mortgage, LLC.  At May 31, 2019 and November 30, 2018, Jefferies Group has commitments to purchase $543.4 million and $723.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $14.2 million and $9.9 million at May 31, 2019 and November 30, 2018, respectively, included in Payables, expense accruals and other liabilities in our Consolidated Statements of Financial Condition.

Officers, Directors and Employees.  We have $46.9 million and $49.3 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at May 31, 2019 and November 30, 2018, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

See Note 9 for information on transactions with Jefferies Finance.

Note 23.  Discontinued Operations

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
A summary of the results of discontinued operations for National Beef for the three and six months ended June 30, 2018 through the June 5, 2018 transaction with Marfrig is as follows (in thousands):

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018

Revenues:
Beef processing services	$1,355,691	$3,137,611
Interest income	63	131
Other	959	4,329
Total revenues	1,356,713	3,142,071

Expenses:
Compensation and benefits	7,207	17,414
Cost of sales	1,214,207	2,884,983
Interest expense	2,207	4,316
Depreciation and amortization	18,440	43,959
Selling, general and other expenses	6,435	14,291
Total expenses	1,248,496	2,964,963

Income from discontinued operations before income taxes	108,217	177,108
Income tax provision	31,111	47,045
Income from discontinued operations, net of income tax provision	$77,106	$130,063

Net income attributable to the redeemable noncontrolling interests in the Consolidated Statements of Operations includes $22.7 million and $37.1 million related to National Beef's noncontrolling interests for the three and six months ended June 30, 2018, respectively. Pre-tax income from discontinued operations attributable to Jefferies Financial Group Inc. common shareholders was $85.5 million and $140.0 million for the three and six months ended June 30, 2018, respectively.

As discussed above, we account for our retained 31% ownership of National Beef subsequent to the sale to Marfrig under the equity method. During the three and six months ended May 31, 2019, we recorded $34.9 million and $62.1 million, respectively, in Income related to associated companies from our 31% ownership in National Beef and we received distributions from National Beef of $54.9 million during the six months ended May 31, 2019. The pre-tax income of 100% of National Beef during the three and six months ended May 31, 2019 was $119.3 million and $213.8 million, respectively. From June 5, 2018 through June 30, 2018, we recorded $24.4 million in Income related to associated companies from our 31% ownership in National Beef and we received distributions from National Beef of $13.1 million. The pre-tax income of 100% National Beef from June 5, 2018 through June 30, 2018 was $80.4 million.

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

Note 24.  Segment Information

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
As discussed further in Note 23, on June 5, 2018, we sold 48% of National Beef to Marfrig and deconsolidated our investment in National Beef. Results prior to June 5, 2018 are classified in discontinued operations and are not included in the table below. Our retained 31% interest in National Beef is accounted for under the equity method, and results subsequent to the June 5, 2018 closing are included in Merchant Banking in the table below.

Certain information concerning our segments is presented in the following table. Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired. As discussed above, Jefferies Group is reflected in our consolidated financial statements utilizing a one month lag for the three and six months ended June 30, 2018.

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
	(In thousands)
Net revenues:
Reportable Segments:
Jefferies Group (1)	$901,851	$822,557	$1,587,569	$1,643,803
Merchant Banking (1)	187,324	86,417	323,662	160,318
Corporate	8,974	2,994	13,167	6,061
Total net revenues related to reportable segments	1,098,149	911,968	1,924,398	1,810,182
Consolidation adjustments	3,508	(809)	5,702	(3,588)
Total consolidated net revenues	$1,101,657	$911,159	$1,930,100	$1,806,594

Income (loss) from continuing operations before income taxes:
Reportable Segments:
Jefferies Group (1)	$155,138	$121,865	$217,723	$244,603
Merchant Banking (1)	51,224	(50,058)	71,329	(99,315)
Corporate	(13,885)	(21,215)	(35,228)	(42,740)
Income from continuing operations before income taxes related to reportable segments	192,477	50,592	253,824	102,548
Parent Company interest	(14,766)	(14,750)	(29,528)	(29,496)
Consolidation adjustments	5,768	1,673	8,500	2,226
Total consolidated income from continuing operations before income taxes	$183,479	$37,515	$232,796	$75,278

Depreciation and amortization expenses:
Reportable Segments:
Jefferies Group (1)	$18,968	$17,288	$36,630	$33,654
Merchant Banking (1)	16,951	13,740	32,368	24,664
Corporate	867	877	1,722	1,747
Total consolidated depreciation and amortization expenses	$36,786	$31,905	$70,720	$60,065

(1)
Amounts related to LAM and Berkadia are included in Merchant Banking prior to their transfer to Jefferies Group in the fourth quarter of 2018. For the three and six months ended June 30, 2018, net revenues related to the net assets transferred were $15.8 million and $(20.8) million, respectively, and income from continuing operations before income taxes related to the net assets transferred was $29.8 million and $9.1 million, respectively.

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended May 31, 2019 and June 30, 2018, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($14.8 million and $14.8 million, respectively) and Merchant Banking ($8.4 million and $9.5 million, respectively). For the six months ended May 31, 2019 and June 30, 2018, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($29.5 million and $29.5 million, respectively) and Merchant Banking ($16.6 million and $16.3 million, respectively).

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

Prior to the fourth quarter of 2018, we followed a calendar year basis for reporting. Because Jefferies Group followed a fiscal year ended November 30, we included Jefferies Group in our consolidated results utilizing a one month lag. Accordingly, our results for the three and six months ended June 30, 2018 include results for Jefferies Group for the months of March 2018 through May 2018 and December 2017 through May 2018, respectively. In the fourth quarter of 2018, we changed our fiscal year end to November 30 and eliminated the one month lag previously utilized for inclusion of Jefferies Group's results. Accordingly, our results for the three and six months ended May 31, 2019 include comparable results for Jefferies Group for the months of March 2019 through May 2019 and December 2018 through May 2019, respectively.

Income from continuing operations net of income taxes was $672.3 million for the second quarter of 2019, in comparison to $27.9 million for the second quarter of 2018. This quarter includes a nonrecurring tax benefit of $544.6 million related to the closing of our available for sale portfolio, which triggered the realization of lodged tax benefits from earlier years. Income from continuing operations before income taxes was $183.5 million for the second quarter of 2019, in comparison to $37.5 million for the second quarter of 2018. During the current quarter, Jefferies Group generated pre-tax income of $155.1 million. Merchant Banking pre-tax income totaled $51.2 million, including income from associated companies of $34.9 million for the second quarter of 2019 in respect of our 31% investment in National Beef Packing Company, LLC ("National Beef"), and a $11.3 million mark-to-market decrease in the value of our investment in Spectrum Brands Holdings, Inc. ("Spectrum Brands"). In the second quarter of 2018, Jefferies Group generated pre-tax income of $121.9 million. Merchant Banking's results for the second quarter of 2018 include income from associated companies of $24.4 million in respect of our 31% investment in National Beef and a $158.4 million mark-to-market decrease in the value of our investment in Spectrum Brands/HRG Group, Inc. ("HRG").

Income from continuing operations net of income taxes was $719.3 million for the first half of 2019, in comparison to $114.1 million for the first half of 2018. The first half of 2019 includes a nonrecurring tax benefit of $544.6 million related to the closing of our available for sale portfolio, which triggered the realization of lodged tax benefits from earlier years. Income from continuing operations before income taxes was $232.8 million for the first half of 2019, in comparison to $75.3 million for the first half of 2018. During the first half of 2019, Jefferies Group generated pre-tax income of $217.7 million, reflecting below-normal results in investment banking due to the severe market downturn in December, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. government in late December and January, which further dampened new issue transactions in the capital markets. In addition, Jefferies Group's advisory revenues in the second quarter were held back by the lag effect resulting from capital markets conditions in December and the U.S. government shutdown in December and January. Merchant Banking pre-tax income totaled $71.3 million, including income from associated companies of $62.1 million for the first half of 2019 in respect of our 31% investment in National Beef and a $24.7 million mark-to-market increase in the value of our investment in Spectrum Brands. In contrast, for the first half of 2018, Jefferies Group generated pre-tax income of $244.6 million. Merchant Banking's results for the first half of 2018 include income from associated companies of $24.4 million in respect of our 31% investment in National Beef and a $179.9 million mark-to-market decrease in the value of our investment in Spectrum Brands/HRG.

Income from discontinued operations before income taxes included $108.2 million, or $77.1 million net of tax expense for the second quarter of 2018 and $177.1 million, or $130.1 million net of tax expense for the first half of 2018, related to our then 79% ownership of National Beef. Results for the second quarter and first half of 2018 include the pre-tax gain of $873.5 million, or $643.9 million net of tax expense, from the National Beef transaction. This gain is reflected in our results as a gain on disposal of discontinued operations.

A summary of results for the second quarter of 2019 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total
Net revenues	$901,851	$187,324	$8,974	$—	$3,508	$1,101,657

Expenses:
Compensation and benefits	477,885	19,914	12,761	—	—	510,560
Cost of sales	—	80,415	—	—	—	80,415
Floor brokerage and clearing fees	62,474	—	—	—	(2,087)	60,387
Interest expense (1)	—	8,372	—	14,766	—	23,138
Depreciation and amortization	18,968	16,951	867	—	—	36,786
Selling, general and other expenses	187,386	32,618	9,231	—	(173)	229,062
Total expenses	746,713	158,270	22,859	14,766	(2,260)	940,348
Income (loss) from continuing operations before income taxes and income related to associated companies	155,138	29,054	(13,885)	(14,766)	5,768	161,309
Income related to associated companies	—	22,170	—	—	—	22,170
Income (loss) from continuing operations before income taxes	$155,138	$51,224	$(13,885)	$(14,766)	$5,768	183,479
Income tax benefit from continuing operations						(488,797)
Income from continuing operations						$672,276

(1)	Interest expense within Merchant Banking of $8.4 million for the second quarter of 2019, primarily includes $7.1 million for Foursight Capital and $1.2 million for Vitesse Energy Finance.

A summary of results for the first half of 2019 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total
Net revenues	$1,587,569	$323,662	$13,167	$—	$5,702	$1,930,100

Expenses:
Compensation and benefits	849,570	40,300	30,282	—	—	920,152
Cost of sales	—	147,336	—	—	—	147,336
Floor brokerage and clearing fees	114,451	—	—	—	(2,196)	112,255
Interest expense (1)	—	16,628	—	29,528	—	46,156
Depreciation and amortization	36,630	32,368	1,722	—	—	70,720
Selling, general and other expenses	369,195	65,184	16,391	—	(602)	450,168
Total expenses	1,369,846	301,816	48,395	29,528	(2,798)	1,746,787
Income (loss) from continuing operations before income taxes and income related to associated companies	217,723	21,846	(35,228)	(29,528)	8,500	183,313
Income related to associated companies	—	49,483	—	—	—	49,483
Income (loss) from continuing operations before income taxes	$217,723	$71,329	$(35,228)	$(29,528)	$8,500	232,796
Income tax benefit from continuing operations						(486,495)
Income from continuing operations						$719,291

(1)	Interest expense within Merchant Banking of $16.6 million for the first half of 2019, primarily includes $14.1 million for Foursight Capital and $2.3 million for Vitesse Energy Finance.

A summary of results for the second quarter of 2018 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total
Net revenues	$822,557	$86,417	$2,994	$—	$(809)	$911,159

Expenses:
Compensation and benefits	444,094	20,101	14,320	—	—	478,515
Cost of sales	—	90,690	—	—	—	90,690
Floor brokerage and clearing fees	46,244	—	—	—	(1,198)	45,046
Interest expense (1)	—	9,529	—	14,750	—	24,279
Depreciation and amortization	17,288	13,740	877	—	—	31,905
Selling, general and other expenses	193,066	35,768	9,012	—	(1,284)	236,562
Total expenses	700,692	169,828	24,209	14,750	(2,482)	906,997
Income (loss) from continuing operations before income taxes and income related to associated companies	121,865	(83,411)	(21,215)	(14,750)	1,673	4,162
Income related to associated companies	—	33,353	—	—	—	33,353
Income (loss) from continuing operations before income taxes	$121,865	$(50,058)	$(21,215)	$(14,750)	$1,673	37,515
Income tax provision from continuing operations						9,598
Income from continuing operations						27,917
Income from discontinued operations, net of income tax provision						77,106
Gain on disposal of discontinued operations, net of income tax provision						643,921
Net income						$748,944

(1)	Interest expense within Merchant Banking of $9.5 million for the second quarter of 2018, primarily includes $5.8 million for Foursight Capital and $1.1 million for Vitesse Energy Finance.

A summary of results for the first half of 2018 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total
Net revenues	$1,643,803	$160,318	$6,061	$—	$(3,588)	$1,806,594

Expenses:
Compensation and benefits	899,727	40,043	29,277	—	(873)	968,174
Cost of sales	—	172,625	—	—	—	172,625
Floor brokerage and clearing fees	90,063	—	—	—	(2,841)	87,222
Interest expense (1)	—	16,281	—	29,496	—	45,777
Depreciation and amortization	33,654	24,664	1,747	—	—	60,065
Selling, general and other expenses	375,756	71,473	17,777	—	(2,100)	462,906
Total expenses	1,399,200	325,086	48,801	29,496	(5,814)	1,796,769
Income (loss) from continuing operations before income taxes and income related to associated companies	244,603	(164,768)	(42,740)	(29,496)	2,226	9,825
Income related to associated companies	—	65,453	—	—	—	65,453
Income (loss) from continuing operations before income taxes	$244,603	$(99,315)	$(42,740)	$(29,496)	$2,226	75,278
Income tax benefit from continuing operations						(38,831)
Income from continuing operations						114,109
Income from discontinued operations, net of income tax provision						130,063
Gain on disposal of discontinued operations, net of income tax provision						643,921
Net income						$888,093

(1)	Interest expense within Merchant Banking of $16.3 million for the first half of 2018, primarily includes $10.6 million for Foursight Capital and $1.5 million for Vitesse Energy Finance.

Jefferies Group

Jefferies Group is reflected in our consolidated financial statements and disclosures for the second quarter and first half of 2018 utilizing a one month lag. A summary of results of operations for Jefferies Group is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
Net revenues	$901,851	$822,557	$1,587,569	$1,643,803

Expenses:
Compensation and benefits	477,885	444,094	849,570	899,727
Floor brokerage and clearing fees	62,474	46,244	114,451	90,063
Depreciation and amortization	18,968	17,288	36,630	33,654
Selling, general and other expenses	187,386	193,066	369,195	375,756
Total expenses	746,713	700,692	1,369,846	1,399,200

Income from continuing operations before income taxes	$155,138	$121,865	$217,723	$244,603

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

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
Equities	$206,083	$175,083	$380,622	$330,860
Fixed income	173,253	119,987	370,012	333,040
Total sales and trading	379,336	295,070	750,634	663,900

Equity	108,022	107,553	159,359	187,393
Debt	151,511	175,762	205,288	344,756
Capital markets	259,533	283,315	364,647	532,149
Advisory	178,554	216,982	359,036	408,139
Other investment banking	9,634	6,065	1,992	(153)
Total investment banking	447,721	506,362	725,675	940,135
Other	32,218	9,861	41,213	17,958
Total capital markets (1) (2)	859,275	811,293	1,517,522	1,621,993

Asset management fees	4,550	6,016	11,219	10,946
Investment return (3) (4)	48,075	13,892	80,487	26,271
Allocated net interest (3) (5)	(10,049)	(8,644)	(21,659)	(15,407)
Total asset management	42,576	11,264	70,047	21,810

Total net revenues	$901,851	$822,557	$1,587,569	$1,643,803

(1)
Includes net interest revenue (expense) of $16.4 million and $(18.8) million for the three months ended May 31, 2019 and June 30, 2018, respectively, and $21.0 million and $(18.1) million for the six months ended May 31, 2019 and June 30, 2018, respectively.

(2)
Allocated net interest is not separately disaggregated in presenting Jefferies Group's Capital Markets reportable segment within its Net Revenues by Source. This presentation is aligned to its Capital Markets internal performance measurement.

(3)
Beginning with the first quarter of 2019, Net revenues attributed to the Investment return in Jefferies Group's Asset Management reportable segment have been disaggregated to separately present Investment return and Allocated net interest (see footnote 4 below). This disaggregation is intended to increase transparency and to make clearer actual Investment return. Jefferies Group offers third-party investors the opportunity to co-invest in its asset management funds and separately managed accounts alongside it. Jefferies Group believes that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to its credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods, none of which are pertinent to the Investment returns generated by the performance of the portfolio.

(4)
Includes net interest revenue (expense) of $(0.6) million and $0.6 million for the three months ended May 31, 2019 and June 30, 2018, respectively, and $(1.7) million and $(0.9) million for the six months ended May 31, 2019 and June 30, 2018 respectively.

(5)
Allocated net interest represents the allocation of Jefferies Group's long-term debt interest expense to its Asset Management reportable segment, net of interest income on its Cash and cash equivalents and other sources of liquidity. For discussion of Jefferies Group's sources of liquidity, refer to the "Liquidity and Capital Resources" section herein.

Equities Net Revenues

Equities are comprised of net revenues from:

•	services provided to Jefferies Group's clients from which it earns commissions or spread revenue by executing, settling and clearing transactions for clients;

•	advisory services offered to clients;

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which include providing clients access to all of its institutional execution capabilities.

Total equities net revenues were $206.1 million for the second quarter of 2019, compared with $175.1 million for the second quarter of 2018. Jefferies Group's core Equities business saw similar growth on a sequential basis, compared with the first quarter of 2019. Equities net revenues for the second quarter of 2019 increased compared with the second quarter of 2018 across several of Jefferies Group's core equities sales and trading businesses. The increase in its core global equities sales and trading business was primarily driven by higher revenues across Americas cash equities, electronic trading, convertibles, securities finance and prime brokerage. The broad strength and revenue growth was primarily due to increased market share and client activity, an improved market environment, increased trading volumes and improved block trading results. Revenues increased in Jefferies Group's international convertibles franchise following the expansion of this business. Equities posted record quarterly revenues across the overall core sales and trading platform, as well as across several businesses, including international electronic trading, which reflects Jefferies Group's continued strength and growth in Europe and Asia, prime brokerage, and securities finance. The increase in Jefferies Group's core global equities sales and trading business was partially offset by a decrease in its equity derivatives and Europe cash equities business, which was driven by a lower equity volatility environment and lower trading volumes in Europe.

Total equities net revenues were $380.6 million for the first half of 2019, compared with $330.9 million for the first half of 2018. Equities net revenues for the first half of 2019 increased compared with the first half of 2018 on strong performance across most of Jefferies Group's sales and trading businesses, which continue to be well-positioned with continued market share growth and competitive strength across global market rankings. The increase in its core global equities sales and trading business was primarily driven by higher revenues across Americas and Europe cash equities, electronic trading, international convertibles, securities finance and prime brokerage. Results in its Americas and Europe cash equities business was driven by improved trading activity. Jefferies Group's electronic trading business was driven by continued growth in market share and increased trading volumes. Its global convertibles business benefited from significant growth internationally, driven by business expansion with a market-leading team. Results in Jefferies Group's prime services business, which reflects prime brokerage and securities finance, was driven by increased client penetration and trading activity, including its outsourced trading desk.

The increase in Jefferies Group's core global equities sales and trading business was partially offset by a decrease in its equity derivatives business, driven by a decline in volatility, and lower results in its Asia cash equities and U.S. convertibles businesses. The higher equities net revenues compared with the prior year period is also reflective of lower losses in certain block positions in the first half of 2019 as compared with the prior year period.

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

Fixed income net revenues totaled $173.3 million for the second quarter of 2019, an increase of $53.3 million from net revenues of $120.0 million for the second quarter of 2018, primarily due to higher revenues across most businesses, as markets were more active during the current quarter.

Revenues in Jefferies Group's U.S. securitized markets groups were higher due to greater demand in the securitization markets for those product classes and resulting trading gains in an improved secondary trading market, including gains from certain strategic asset-backed ventures. Revenues in its leveraged credit and Europe and Asia credit business were higher due to improved market conditions, which drove increased trading activity in these businesses, as compared with difficult trading conditions in the prior year quarter in these businesses.

Results in Jefferies Group's global investment grade corporates businesses improved with higher levels of volatility and increased supply resulting in higher trading activity. Global rates revenues in the current quarter underperformed due to a subdued market environment, as opportunities presented in the prior year quarter were not repeated in the current year quarter. The current quarter also included higher revenues resulting from Jefferies Group's issuance of structured notes and increased trading revenue on structured notes as compared with the prior year quarter.

Fixed income net revenues totaled $370.0 million for the first half of 2019, an increase of $37.0 million from net revenues of $333.0 million for the first half of 2018, primarily due to improved market conditions, particularly in the second quarter of 2019, as compared with the prior year period.

Revenues in Jefferies Group's U.S. securitized markets groups were significantly higher due to greater demand in the securitization markets for those product classes and resulting trading gains in an improved secondary trading market, including gains from certain strategic asset-backed ventures. Revenues in its leveraged credit business were higher due to improved results from secondary trading of par loans and bonds. Jefferies Group's Asia credit business was also well positioned in the current global economic environment and contributed positively.

Revenues improved in Jefferies Group's global investment grade corporates business due to increased trading activity due to more trading opportunities. The current period also included higher revenues resulting from its issuance of structured notes and increased trading revenue from structured notes as compared with the prior year period. Global rates revenues in the current period declined as concerns over Brexit and economic challenges in other countries limited trading opportunities, while flow trading around volatility in the prior year period was not replicated in the current period as global central banks took a more neutral approach to interest rates dampening volatility.

Revenues in Jefferies Group's international securitized markets groups and Europe credit business were lower due to less liquidity in the securitization markets for those product classes and resulting trading losses in a challenging and mixed market, partially offset by gains from certain strategic asset-backed ventures. Difficult market conditions early in the period and lower spread volatility contributed to declines in revenues for its emerging markets and municipal securities businesses.

Investment Banking Revenues

Investment banking is comprised of revenues from:

•
capital markets services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities and loan syndication;

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•	Jefferies Group's share of net earnings from its corporate lending joint venture, Jefferies Finance LLC ("Jefferies Finance"); and

•	securities and loans received or acquired in connection with Jefferies Group's investment banking activities.

Total investment banking revenues were $447.7 million for the second quarter of 2019, 11.6% lower than the second quarter of 2018, due to lower overall leverage finance new issue volume and lower mergers and acquisition deal activity. Jefferies Group's investment banking results during the second quarter of 2019 primarily reflect lower capital markets revenues. Jefferies Group's capital markets revenues for the quarter were $259.5 million, down $23.8 million, from the same quarter last year.

Jefferies Group's advisory revenues were $178.6 million, $38.4 million lower than its results in the prior year quarter.

From equity and debt capital raising activities, Jefferies Group generated $108.0 million and $151.5 million in revenues, respectively, for the second quarter of 2019. During the second quarter of 2019, Jefferies Group completed 159 public and private debt financings that raised $53.7 billion in aggregate and Jefferies Group completed 49 public and private equity and convertible offerings that raised $17.4 billion (47 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $178.6 million, including revenues from 47 merger and acquisition transactions and five restructuring and recapitalization transactions with an aggregate transaction value of $48.9 billion.

From equity and debt capital raising activities, Jefferies Group generated $107.6 million and $175.8 million in revenues, respectively, for the second quarter of 2018. During the second quarter of 2018, Jefferies Group completed 218 public and private debt financings that raised $68.6 billion in aggregate and Jefferies Group completed 48 public and private equity and convertible offerings that raised $13.5 billion (46 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $217.0 million, including revenues from 46 merger and acquisition transactions and three restructuring and recapitalization transactions with an aggregate transaction value of $31.0 billion.

Other investment banking revenues were $9.6 million for the second quarter of 2019 compared with $6.1 million for the second quarter of 2018. Other investment banking revenues during the second quarter of 2019 include net revenues of $25.1 million from Jefferies Group's share of the net results of the Jefferies Finance joint venture, compared with net revenues of $30.1 million in the prior year quarter. The results in both periods were partially offset by the amortization of costs and allocated interest expense related to the investment in the Jefferies Finance business.

Total investment banking revenues were $725.7 million for the first half of 2019, 22.8% lower than the first half of 2018, primarily due to the severe market downturn in December, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue transactions in the capital markets. Jefferies Group's investment banking results during the first half of 2019 primarily reflect lower capital markets revenues. During the period, industry-wide U.S. equity and leverage finance capital market activity declined very significantly. Jefferies Group's capital markets revenues for the period were $364.6 million, down $167.5 million, or 31.5%, from the same period last year.

Jefferies Group's advisory revenues were $359.0 million, down $49.1 million, or 12.0%, from the same period last year.

From equity and debt capital raising activities, Jefferies Group generated $159.4 million and $205.3 million in revenues, respectively, for the first half of 2019. During the first half of 2019, Jefferies Group completed 273 public and private debt financings that raised $81.0 billion in aggregate and Jefferies Group completed 70 public and private equity and convertible offerings that raised $20.4 billion (68 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $359.0 million, including revenues from 87 merger and acquisition transactions and nine restructuring and recapitalization transactions with an aggregate transaction value of $101.1 billion.

From equity and debt capital raising activities, Jefferies Group generated $187.4 million and $344.8 million in revenues, respectively, for the first half of 2018. During the first half of 2018, Jefferies Group completed 463 public and private debt financings that raised $136.6 billion in aggregate and Jefferies Group completed 85 public and private equity and convertible offerings that raised $20.3 billion (82 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $408.1 million, including revenues from 81 merger and acquisition transactions and nine restructuring and recapitalization transactions with an aggregate transaction value of $93.8 billion.

Other investment banking revenues were $2.0 million for the first half of 2019 compared with a loss of $0.2 million for the first half of 2018. Other investment banking revenues during the first half of 2019 include revenues of $23.9 million from Jefferies Group's share of the net results of the Jefferies Finance joint venture, compared with net revenues of $51.3 million in the prior year period, a decrease of $27.4 million, as overall loan origination activity declined in the current year period due to the volatility experienced in the leveraged finance markets during the first quarter of this year. Other investment banking results also included a gain related to a certain block position compared with a loss on another position in the prior year period.

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

Other net revenues totaled $32.2 million for the second quarter of 2019, an increase of $22.3 million compared with $9.9 million for the second quarter of 2018. The results in the second quarter of 2019 include net revenues of $25.3 million due to Jefferies Group's share of income from Berkadia, which was transferred to Jefferies Group on October 1, 2018 from Jefferies, as well as mark-to-market increases in volume of several other strategic investments, compared with foreign currency gains in the prior year quarter.

Other net revenues totaled $41.2 million for the first half of 2019, an increase of $23.2 million compared with $18.0 million for the first half of 2018. The results in the first half of 2019 include net revenues of $47.9 million due to Jefferies Group's share of income from Berkadia, which was transferred to Jefferies Group on October 1, 2018 from Jefferies, compared with foreign currency gains in the prior year period.

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

The following summarizes the results of Jefferies Group's Asset Management businesses by asset class (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018

Asset management fees:
Equities	$168	$334	$2,712	$1,323
Multi-asset	4,382	5,682	8,507	9,623
Total asset management fees	4,550	6,016	11,219	10,946

Investment return	48,075	13,892	80,487	26,271
Allocated net interest	(10,049)	(8,644)	(21,659)	(15,407)
Total Asset Management	$42,576	$11,264	$70,047	$21,810

Net revenues for the second quarter of 2019 included asset management revenues of $42.6 million, compared with $11.3 million in the second quarter of 2018. The increase was primarily due to higher investment returns, as a result of improved performance and an increase in Jefferies Group's investments in certain separately managed accounts and funds.

Net revenues for the first half of 2019 included asset management revenues of $70.0 million, compared with $21.8 million in the first half of 2018. The increase was primarily due to higher investment returns, as a result of improved performance and an increase in Jefferies Group's investments in certain separately managed accounts and funds, partially offset by an increase in allocated net interest.

Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of share-based and cash compensation awards to employees. Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded in the year of the award. Compensation and benefits expense includes amortization expense associated with these awards to the extent there are respective future service periods. In addition, the senior executive awards contain market and performance conditions.
Compensation expense related to the amortization of share-based and cash-based awards amounted to $73.1 million and $61.9 million for the second quarter of 2019 and 2018, respectively, and $145.8 million and $137.6 million for the first half of 2019 and 2018, respectively. Compensation and benefits as a percentage of Net revenues were 53.0% and 54.0% for the second quarter of 2019 and 2018, respectively, and 53.5% and 54.7% for the first half of 2019 and 2018, respectively.

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

The increase in non-compensation expenses during the second quarter of 2019 as compared to the second quarter of 2018 was primarily due to higher floor brokerage and clearing fees due to the growth in certain asset management funds and resultant trading activity, as well as an increase in trading volumes across the equities business. The increase also included higher technology and communication expenses primarily related to the costs associated with the development of the various trading systems and the expansion of certain businesses and an increase in occupancy and equipment and certain other expenses.

The increase in non-compensation expenses during the first half of 2019 as compared to the first half of 2018 was primarily due to higher floor brokerage and clearing fees due to the growth in certain asset management funds and resultant trading activity, as well as an increase in trading volumes across the equities business. The increase also includes an increase in technology and communication expenses related to costs associated with the development of the various trading systems and Jefferies Group's efforts to provide its professionals with leading digital tools to manage workflow and help Jefferies Group better serve its clients, partially offset by lower business development expenses and underwriting costs primarily due to a decline in investment banking engagements and activity related to its Jefferies Finance joint venture during the current year period.

Merchant Banking

A summary of results for our merchant banking business is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018
Net revenues	$187,324	$86,417	$323,662	$160,318

Expenses:
Compensation and benefits	19,914	20,101	40,300	40,043
Cost of sales	80,415	90,690	147,336	172,625
Interest expense	8,372	9,529	16,628	16,281
Depreciation and amortization	16,951	13,740	32,368	24,664
Selling, general and other expenses	32,618	35,768	65,184	71,473
Total expenses	158,270	169,828	301,816	325,086

Income (loss) from continuing operations before income taxes and income related to associated companies	29,054	(83,411)	21,846	(164,768)
Income related to associated companies	22,170	33,353	49,483	65,453
Income (loss) from continuing operations before income taxes	$51,224	$(50,058)	$71,329	$(99,315)

Merchant Banking includes the consolidated results of Vitesse Energy, LLC ("Vitesse Energy Finance") and JETX Energy, LLC ("JETX Energy") (oil and gas production and development) and Idaho Timber (manufacturing). It also includes our ownership of Spectrum Brands/HRG shares, which is accounted for at fair value and impacts our results through its mark-to-market adjustments reflected in Net revenues, our investment in WeWork and the results of our investment in FXCM Group, LLC ("FXCM"). Interest and gains related to the note receivable component of our FXCM investment are included in Net revenues, while income (loss) related to our equity method investment in FXCM is included in Income related to associated companies. Additionally, Merchant Banking includes our equity investments in National Beef (beef processing), Berkadia, prior to its transfer to Jefferies Group on October 1, 2018 (commercial mortgage banking, investment sales and servicing), HomeFed Corporation ("HomeFed") (real estate company), Garcadia, prior to its sale in August 2018 (automobile dealerships) and Linkem (fixed wireless broadband services in Italy).

In the fourth quarter of 2018, we amalgamated our primary financial services operating businesses into one platform by transferring our 50% membership interest in Berkadia and our Leucadia Asset Management ("LAM") seed investments into Jefferies Group. For the second quarter and first half of 2018, net revenues related to the net assets transferred were $15.8 million and $(20.8) million, respectively, and income from continuing operations before income taxes related to the net assets transferred was $29.8 million and $9.1 million, respectively.

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018

Oil and gas	$62,850	$44,717	$68,321	$61,775
Idaho Timber	90,280	114,756	165,726	213,136
LAM	—	13,754	—	(37,152)
FXCM	(11,412)	6,488	(10,962)	15,085
Spectrum Brands/HRG	(8,115)	(158,440)	31,035	(179,876)
Other	53,721	65,142	69,542	87,350
Total net revenues	$187,324	$86,417	$323,662	$160,318

Oil and gas net revenues consist of three components: unrealized gains and losses related to oil hedges, mark-to-market increases and decreases related to a trading asset held at fair value, and production revenues, which also include the impact of realized gains and losses related to oil hedges. Oil and gas net revenues for the second quarter of 2019 increased due to net unrealized gains related to oil hedges of $26.0 million in the second quarter of 2019 as compared to losses of $10.4 million in the second quarter of 2018. Mark-to-market adjustments related to a trading asset held at fair value include a decrease in value of $7.4 million during the second quarter of 2019, in comparison to an increase in value of $17.9 million in the second quarter of 2018. Production revenues of $44.3 million in the second quarter of 2019 are higher than $37.2 million in the second quarter of 2018 related to Vitesse Energy Finance's acquisition of additional non-operated Bakken assets in the second quarter of 2018.

Net revenues for Idaho Timber decreased in the second quarter of 2019 as compared to the second quarter of 2018, due primarily to a decrease in average selling price.

LAM's net revenues for the second quarter of 2018 primarily reflects principal transactions revenues of $9.2 million. As discussed more fully above, our LAM seed investments were transferred to Jefferies Group in the fourth quarter of 2018.

Net revenues from our FXCM term loan include gains (losses) of $(11.4) million and $6.5 million during the second quarter of 2019 and 2018, respectively. This includes the component related to interest income, which is recorded within Principal transactions revenues.

Spectrum Brands/HRG net revenues reflect changes in the value of our investment. We classify Spectrum Brands/HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments in Principal transactions revenues.

Other revenues for the second quarter of 2019 and 2018 reflect unrealized gains on trading assets which are held at fair value of $20.4 million and $40.8 million, respectively.

Oil and gas net revenues for the first half of 2019 increased due to net unrealized gains related to oil hedges of $0.6 million in the first half of 2019 as compared to losses of $14.1 million in the first half of 2018. Mark-to-market adjustments related to a trading asset held at fair value include a decrease in value of $17.0 million during the first half of 2019, in comparison to an increase in value of $19.5 million in the first half of 2018. Production revenues of $84.7 million in the first half of 2019 are higher than $56.4 million in the first half of 2018 related to Vitesse Energy Finance's acquisition of additional non-operated Bakken assets in the second quarter of 2018.

Net revenues for Idaho Timber decreased in the first half of 2019 as compared to the first half of 2018, due primarily to a decrease in average selling price.

LAM's net revenues for the first half of 2018 primarily reflects lower principal transactions revenue due to two strategies negatively impacted by exceptional volatility during the first quarter of 2018. As discussed more fully above, our LAM seed investments were transferred to Jefferies Group in the fourth quarter of 2018.

Net revenues from our FXCM term loan include gains (losses) of $(11.0) million and $15.1 million during the first half of 2019 and 2018, respectively. This includes the component related to interest income, which is recorded within Principal transactions revenues.

Spectrum Brands/HRG net revenues reflect changes in the value of our investment. We classify Spectrum Brands/HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments in Principal transactions revenues.

Other revenues for the first half of 2019 and 2018 reflect unrealized gains on trading assets which are held at fair value of $5.7 million and $36.5 million, respectively.

The following provides a summary of total expenses by source (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018

Oil and gas	$35,784	$28,559	$67,575	$45,441
Idaho Timber	83,961	95,989	154,825	181,861
LAM	—	16,788	—	41,384
Other	38,525	28,492	79,416	56,400
Total expenses	$158,270	$169,828	$301,816	$325,086
Total expenses for Oil and gas in the second quarter and first half of 2019 increased compared to the second quarter and first half of 2018, primarily due to Vitesse Energy Finance's acquisition of additional non-operated Bakken assets in the second quarter of 2018.
The decrease in total expenses for Idaho Timber in the second quarter and first half of 2019 as compared to the second quarter and first half of 2018 primarily relates to a decrease in cost of sales associated with a decrease in average cost of wood due to lower lumber prices in 2019.
As discussed more fully above, our LAM seed investments were transferred to Jefferies Group in the fourth quarter of 2018.

The following provides a summary of Income (loss) related to associated companies (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018

National Beef	$34,946	$24,401	$62,051	$24,401
Berkadia	—	25,461	—	51,742
FXCM	(2,300)	(6,816)	(5,016)	(15,040)
Garcadia Companies	—	9,572	—	20,955
Linkem	(6,960)	(5,309)	(8,581)	(12,764)
HomeFed	(2,500)	(7,165)	(517)	4,445
Other	(1,016)	(6,791)	1,546	(8,286)
Total income related to associated companies	$22,170	$33,353	$49,483	$65,453

Income related to associated companies primarily includes our investments in National Beef, subsequent to June 5, 2018, Berkadia, prior to its transfer to Jefferies Group on October 1, 2018, and the Garcadia Companies, prior to their sale in August 2018.

A summary of results for Merchant Banking by source is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018

Oil and gas	$27,066	$16,158	$746	$16,334
Idaho Timber	6,319	18,767	10,901	31,275
LAM	—	(3,034)	—	(78,536)
FXCM	(11,412)	6,488	(10,962)	15,085
Spectrum Brands/HRG	(8,115)	(158,440)	31,035	(179,876)
Other	15,196	36,650	(9,874)	30,950
Income (loss) before income taxes and income related to associated companies	29,054	(83,411)	21,846	(164,768)
Income related to associated companies	22,170	33,353	49,483	65,453
Income (loss) from continuing operations before income taxes	$51,224	$(50,058)	$71,329	$(99,315)

Corporate

A summary of results of operations for Corporate is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	June 30, 2018	May 31, 2019	June 30, 2018

Net revenues	$8,974	$2,994	$13,167	$6,061

Expenses:
Compensation and benefits	12,761	14,320	30,282	29,277
Depreciation and amortization	867	877	1,722	1,747
Selling, general and other expenses	9,231	9,012	16,391	17,777
Total expenses	22,859	24,209	48,395	48,801

Loss from continuing operations before income taxes	$(13,885)	$(21,215)	$(35,228)	$(42,740)

Compensation and benefits expense includes share-based compensation expense of $6.5 million and $6.1 million for the second quarter of 2019 and 2018, respectively, and $11.8 million and $12.0 million for the first half of 2019 and 2018, respectively.

Parent Company Interest

Parent company interest expense totaled $14.8 million and $14.8 million for the second quarter of 2019 and 2018, respectively, and $29.5 million and $29.5 million for the first half of 2019 and 2018, respectively.

Income Taxes

Our benefit for income taxes from continuing operations was $488.8 million and $486.5 million for the second quarter and first half of 2019, respectively. As discussed above, during the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the second quarter and first half of 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of recent steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts. Our provision for income taxes for the first half of 2019 was also reduced by $6.7 million related to completing our accounting for tax reform enacted in 2017, as permitted by Staff Accounting Bulletin No. 118, which was issued by the SEC staff on December 22, 2017.

Our provision (benefit) for income taxes from continuing operations were $9.6 million and $(38.8) million for the second quarter and first half of 2018, respectively. Our benefit for income taxes for the first half of 2018 includes a benefit of $43.9 million resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryforwards ("NOLs") which we determined were more likely than not to be utilized before they expire.

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

A summary of results of discontinued operations for National Beef for the second quarter and first half of 2018 through the June 5, 2018 transaction with Marfrig is as follows (in thousands):

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018

Net revenues	$1,356,713	$3,142,071

Expenses:
Compensation and benefits	7,207	17,414
Cost of sales	1,214,207	2,884,983
Interest expense	2,207	4,316
Depreciation and amortization	18,440	43,959
Selling, general and other expenses	6,435	14,291
Total expenses	1,248,496	2,964,963

Income from discontinued operations before income taxes	108,217	177,108
Income tax provision	31,111	47,045
Income from discontinued operations, net of income tax provision	$77,106	$130,063

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

During the second quarter and first half of 2018, we have also recorded a pre-tax gain on the National Beef transaction of $873.5 million ($643.9 million after-tax) which is reported in Gain on disposal of discontinued operations, net of income tax provision in the Consolidated Statements of Operations. Included in the $873.5 million pre-tax gain on the sale of National Beef is approximately $352.4 million related to the remeasurement of our retained 31% interest in National Beef to fair value.

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

The tables below reconcile tangible capital to our GAAP Consolidated Statements of Financial Condition (in thousands):

	May 31, 2019
	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$4,213,201	$38,498	$1,142,038	$—	$5,393,737
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	543,429	—	—	—	543,429
Financial instruments owned	16,095,884	1,065,540	17,160	—	17,178,584
Loans to and investments in associated companies	950,856	1,465,038	—	—	2,415,894
Securities borrowed	7,713,886	—	—	—	7,713,886
Securities purchased under agreements to resell	4,027,332	—	—	—	4,027,332
Receivables	6,117,082	793,996	236	—	6,911,314
Intangible assets, net and goodwill	1,874,249	8,681	—	—	1,882,930
Deferred tax asset, net	229,591	—	241,915	—	471,506
Other assets	1,107,719	891,503	118,366	(132,260)	1,985,328
Total Assets	42,873,229	4,263,256	1,519,715	(132,260)	48,523,940

Liabilities
Long-term debt (1)	6,659,912	210,335	990,737	—	7,860,984
Other liabilities	29,977,981	628,785	167,151	(132,260)	30,641,657
Total liabilities	36,637,893	839,120	1,157,888	(132,260)	38,502,641

Redeemable noncontrolling interests	—	18,938	—	—	18,938
Mandatorily redeemable convertible preferred shares	—	—	125,000	—	125,000
Noncontrolling interests	6,313	17,177	—	—	23,490
Total Jefferies Financial Group Inc. shareholders' equity	$6,229,023	$3,388,021	$236,827	$—	$9,853,871

Reconciliation to Tangible Capital
Total Jefferies Financial Group Inc. shareholders' equity	$6,229,023	$3,388,021	$236,827	$—	$9,853,871
Less: Intangible assets, net and goodwill	(1,874,249)	(8,681)	—	—	(1,882,930)
Tangible Capital, a non-GAAP measure	$4,354,774	$3,379,340	$236,827	$—	$7,970,941

(1)	Long-term debt within Merchant Banking of $210.3 million at May 31, 2019, primarily includes $82.9 million for Vitesse Energy Finance and $123.6 million for Foursight Capital.

	November 30, 2018
	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$5,145,886	$56,810	$56,113	$—	$5,258,809
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	707,960	—	—	—	707,960
Financial instruments owned	16,399,526	1,063,730	1,409,886	—	18,873,142
Loans to and investments in associated companies	997,524	1,419,808	—	—	2,417,332
Securities borrowed	6,538,212	—	—	—	6,538,212
Securities purchased under agreements to resell	2,785,758	—	—	—	2,785,758
Receivables	5,563,157	721,405	2,839	—	6,287,401
Intangible assets, net and goodwill	1,880,849	9,282	—	—	1,890,131
Deferred tax asset, net	243,240	—	269,549	—	512,789
Other assets	962,872	919,449	99,650	(122,410)	1,859,561
Total Assets	41,224,984	4,190,484	1,838,037	(122,410)	47,131,095

Liabilities
Long-term debt (1)	6,546,283	81,164	990,116	—	7,617,563
Other liabilities	28,440,086	747,990	223,830	(122,410)	29,289,496
Total liabilities	34,986,369	829,154	1,213,946	(122,410)	36,907,059

Redeemable noncontrolling interests	—	19,779	—	—	19,779
Mandatorily redeemable convertible preferred shares	—	—	125,000	—	125,000
Noncontrolling interests	1,911	16,480	—	—	18,391
Total Jefferies Financial Group Inc. shareholders' equity	$6,236,704	$3,325,071	$499,091	$—	$10,060,866

Reconciliation to Tangible Capital
Total Jefferies Financial Group Inc. shareholders' equity	$6,236,704	$3,325,071	$499,091	$—	$10,060,866
Less: Intangible assets, net and goodwill	(1,880,849)	(9,282)	—	—	(1,890,131)
Tangible Capital, a non-GAAP measure	$4,355,855	$3,315,789	$499,091	$—	$8,170,735

(1) Long-term debt within Merchant Banking of $81.2 million at November 30, 2018, primarily includes $77.8 million for Vitesse Energy Finance.

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	May 31, 2019	November 30, 2018

Jefferies Group	$4,354,774	$4,355,855

Merchant Banking:
National Beef	660,732	653,630
Oil and gas	636,370	640,773
Spectrum Brands	398,944	374,221
HomeFed	337,025	337,542
WeWork	269,200	254,400
Linkem	202,193	165,157
FXCM	126,625	148,181
Idaho Timber	83,048	78,190
Other	665,203	663,695
Total Merchant Banking	3,379,340	3,315,789

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	236,827	499,091

Total Tangible Capital (1)	$7,970,941	$8,170,735

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

◦
At May 31, 2019, we owned an approximate 70% equity method interest in HomeFed, which owns and develops residential and mixed-use real estate properties. HomeFed was a public company traded on the Over-the-Counter Bulletin Board and was accounted for under the equity method.

◦
We invested $9.0 million in 2013 in WeWork, which creates collaborative office communities. Currently we own less than 1% of the company. Our interest in WeWork is reflected in Trading assets in our financial statements at fair value.

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem’s common equity at May 31, 2019. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

◦
Our investment in FXCM and associated companies consist of a senior secured term loan due February 15, 2021, ($71.9 million principal outstanding at May 31, 2019); a 50% voting interest in FXCM and a majority of all distributions. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.

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
During the first half of 2019, we received $258.8 million of distributions from our existing subsidiary businesses, including $188.7 million from Jefferies Group and $54.9 million from National Beef.
Our cash resources and investments that are easily convertible into cash within a relatively short period of time total $1.3 billion at May 31, 2019, and are primarily comprised of cash, prime and government money market funds and other publicly traded equity securities. These are classified in our Consolidated Statement of Financial Condition as cash and cash equivalents and trading assets.
Our short-term recurring cash requirements, including the payment of interest on our debt, dividends and corporate cash overhead expenses, approximate $281 million on an annual basis. Dividends paid during the first half of 2019 of $74.6 million include quarterly dividends of $0.125 per share. The payment of dividends is subject to the discretion of the Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant. Our recurring cash requirements typically do not include significant amounts for tax payments, as we have NOLs and other tax attributes which offset federal tax liabilities.
Our primary long-term cash requirement is to make principal payments on the parent company's long-term debt ($1.0 billion principal outstanding as of May 31, 2019), of which $750.0 million is due in 2023 and $250.0 million in 2043. We continue to use our available liquidity to make acquisitions of new businesses and other investments, additional contributions to existing businesses and repurchases of our outstanding common shares. The timing of these events is influenced by many factors and therefore cannot be predicted.
Shares Outstanding

In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization. During the first half of 2019, we purchased a total of 17,350,000 of our common shares for $344.5 million at an average price per share of $19.86 under this authorization. As of May 31, 2019, $155.5 million remains available for future repurchases.
At May 31, 2019, we had outstanding 290,686,834 common shares and 21,484,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 312,170,834 outstanding common shares if all awards become outstanding common shares). The 21,484,000 share-based awards include the target number of shares under the senior executive award plan.
Through June 30, 2019, we owned an approximate 70% equity interest of HomeFed, which owns and develops residential and mixed-use real estate properties and accounted for our interest under the equity method. On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July1, 2019, the results of HomeFed will be reflected on a consolidated basis. In connection with the merger, HomeFed stockholders received two shares of our common stock for each share of HomeFed common stock. A total of 9.3 million shares were issued. As an offset to these issued shares, our Board of Directors has authorized the repurchase of 9.25 million shares in the open market.
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

Liquidity reserve (in thousands):	May 31, 2019
Minimum reserve under liquidity target	$562,600
Actual liquidity	$1,327,407

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies Group) assuming the loss of our two largest investments.

Leverage target (dollars in thousands):	May 31, 2019
Total Jefferies Financial Group Inc. shareholders' equity	$9,853,871
Less, investment in Jefferies Group	(6,229,023)
Equity excluding Jefferies Group	3,624,848
Less, our two largest investments:
National Beef	(660,732)
Vitesse Energy Finance	(547,694)
Equity in a stressed scenario	2,416,422
Less, net deferred tax asset excluding Jefferies Group's amount	(241,915)
Equity in a stressed scenario less net deferred tax asset	$2,174,507
Parent company debt (see Note 12 to our consolidated financial statements)	$990,737

Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual, equity in a stressed scenario	0.41	x
Actual, equity in a stressed scenario excluding net deferred tax asset	0.46	x

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
Net cash of $1,440.4 million and $524.1 million was used for operating activities during the first half of 2019 and 2018, respectively.

•
Jefferies Group used funds of $1,464.5 million and $579.2 million during the first half of 2019 and 2018, respectively. Included in these amounts are distributions received from associated companies of $94.0 million and $1.9 million during the first half of 2019 and 2018, respectively.

•
Within Merchant Banking, net cash of $55.7 million was used during the first half of 2018 to make additional investments in the LAM platform. Cash of $18.7 million and $13.6 million was used to make additional investments in our trading portfolio during the first half of 2019 and 2018, respectively. Idaho Timber generated funds of $3.9 million and $31.2 million during the first half of 2019 and 2018, respectively. Distributions from associated companies include $54.9 million from National Beef during the first half of 2019, and $17.0 million from Berkadia and $22.4 million from Garcadia during the first half of 2018.

•	Net cash provided by operating activities of discontinued operations reflects funds generated by National Beef of $164.7 million during the first half of 2018.
Net cash of $1,202.8 million and $8.1 million was provided by investing activities during the first half of 2019 and 2018, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies Group include $48.7 million and $36.1 million during the first half of 2019 and 2018, respectively. Jefferies Group made loans to and investments in associated companies of $18.6 million and $1,906.1 million during the first half of 2019 and 2018, respectively. Jefferies Group received capital distributions and loan repayments from its associated companies of $24.6 million and $1,873.0 million during the first half of 2019 and 2018.

•
Within Merchant Banking, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas businesses. They totaled $52.8 million and $204.6 million during the first half of 2019 and 2018, respectively. Loans to and investments in associated companies include $49.7 million to Linkem and $5.0 million to Golden Queen during the first half of 2019. We received capital distributions and loan repayments from associated companies of $13.1 million from National Beef and $0.6 million from Garcadia during the first half of 2018.

•
Cash provided by investing activities includes proceeds from maturities of investments of $531.1 million and $370.4 million during the first half of 2019 and 2018, respectively, and proceeds from sales of investments of $886.9 million and $955.8 million during the first half of 2019 and 2018, respectively. Cash of $1,961.3 million was used to purchase investments (other than short-term) during the first half of 2018.

•
Net cash provided by investing activities of discontinued operations during the first half of 2018 includes net proceeds from the sale of National Beef of $898.8 million and acquisitions of property, equipment and leasehold improvements, and other assets related to National Beef of $33.7 million.

Net cash of $167.8 million and $198.9 million was provided by financing activities during the first half of 2019 and 2018, respectively.

•
Issuance of debt includes $1,094.3 million and $1,694.2 million during the first half of 2019 and 2018, respectively, related to Jefferies Group. Repayment of debt includes $870.5 million and $1,320.3 million during the first half of 2019 and 2018, respectively, related to Jefferies Group. Net change in bank overdrafts of $(14.4) million and $(2.7) million during the first half of 2019 and 2018, respectively, related to Jefferies Group. Net change in other secured financings includes proceeds of $385.0 million and $246.7 million during the first half of 2019 and 2018, respectively, related to Jefferies Group.

•
Within Merchant Banking, issuance of debt includes $135.8 million and $169.1 million during the first half of 2019 and 2018, respectively. Their repayment of debt includes $7.1 million and $264.8 million during the first half of 2019 and 2018, respectively. Net change in other secured financings includes payments of $120.8 million and proceeds of $187.5 million during the first half of 2019 and 2018, respectively, related to Foursight Capital.

•	Purchases of common shares for treasury relate to shares purchased in the open market and shares received from participants in our stock compensation plans.

•
Net cash provided by financing activities of discontinued operations includes the issuance of debt by National Beef of $366.1 million of borrowings under its bank credit facility and repayment of debt by National Beef of $175.1 million during the first half of 2018.

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
The actual levels of capital, total assets and financial leverage are a function of a number of factors, including asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long-term and short-term funding.  Jefferies Group has historically maintained a balance sheet consisting of a large portion of total assets in cash and liquid marketable securities, arising principally from traditional securities brokerage and trading activity. The liquid nature of these assets provides flexibility in financing and managing Jefferies Group's business.
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

At May 31, 2019, our Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 trading assets that are approximately 2% of total trading assets.

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

The following table presents Jefferies Group's period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Six Months Ended May 31, 2019	Year Ended November 30, 2018
Securities purchased under agreements to resell:
Period end	$4,027	$2,786
Month end average	8,532	5,232
Maximum month end	11,589	7,593

Securities sold under agreements to repurchase:
Period end	$8,861	$8,643
Month end average	13,960	12,704
Maximum month end	17,566	15,579

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
To ensure that Jefferies Group does not need to liquidate inventory in the event of a funding crisis, Jefferies Group seeks to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $11.4 billion at May 31, 2019 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, Jefferies Group determines, based on its calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and considers any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At May 31, 2019, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. Jefferies Group regularly refines its model to reflect changes in market or economic conditions and the firm's business mix.
Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies Group's management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	May 31, 2019	Average Balance Second Quarter 2019 (1)	November 30, 2018
Cash and cash equivalents:
Cash in banks	$2,565,842	$2,427,570	$2,333,476
Money market investments	1,647,359	932,495	2,812,410
Total cash and cash equivalents	4,213,201	3,360,065	5,145,886

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,174,592	1,203,046	958,539
Other (3)	313,197	467,933	499,576
Total other sources	1,487,789	1,670,979	1,458,115

Total cash and cash equivalents and other liquidity sources	$5,700,990	$5,031,044	$6,604,001

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable. At May 31, 2019, repurchase financing can be readily obtained for approximately 70.2% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of Jefferies Group's policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies Group continually assesses the liquidity of its inventory based on the level at which Jefferies Group could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies Group's trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	May 31, 2019		November 30, 2018
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,093,402	$251,066	$1,907,064	$317,189
Corporate debt securities	2,155,219	54,933	1,775,721	104,685
U.S. government, agency and municipal securities	2,540,505	249,200	2,648,843	294,030
Other sovereign obligations	2,697,331	939,754	2,626,212	840,578
Agency mortgage-backed securities (1)	1,446,994	—	2,972,638	—
Loans and other receivables	360,019	—	272,201	—
	$11,293,470	$1,494,953	$12,202,679	$1,556,482

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover a portion of short inventory through pledging and borrowing securities. Approximately 72.2% of Jefferies Group's cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months at May 31, 2019.

Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At May 31, 2019, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $510.4 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $766.1 million and $623.4 million for the second quarter and first half of 2019, respectively.
Jefferies Group's short-term borrowings include the following facilities:

•
Credit Facility. On December 27, 2018, one of Jefferies Group's subsidiaries entered into a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the first half of 2019, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the first half of 2019, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

On March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance, which was repaid on May 15, 2019.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statements of Financial Condition. At May 31, 2019, the outstanding notes were $1.3 billion, bear interest at a spread over LIBOR and mature from June 2019 to April 2021.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at May 31, 2019 is $6.7 billion. Jefferies Group's long-term debt, excluding its revolving credit facility, has a weighted average maturity of approximately 8.4 years. Jefferies Group's next scheduled maturity is the $644.8 million principal amount of 8.5% Senior Notes that mature in July 2019.
In July 2019, Jefferies Group announced the potential issuance of five to ten year Euro-denominated Senior unsecured notes, subject to market conditions.

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2019, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $119.5 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at May 31, 2019 were $1,395.9 million and $1,290.1 million, respectively. FINRA is the designated examining authority for Jefferies Group's U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
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
In the normal course of business, we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial

Condition as Trading assets, at fair value or Trading liabilities, at fair value, as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement.

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The following includes "forward-looking statements" that involve risk and uncertainties. See "Cautionary Statement for Forward-Looking Information" above. Actual results could differ materially from those projected in the forward-looking statements. The discussion of risk is presented separately for Jefferies Group and the balance of our company. Exclusive of Jefferies Group, our market risk arises principally from equity price risk. Information related thereto required under this Item is contained in Item 7A in our 2018 10-K, and is incorporated by reference herein.
As more fully discussed in Note 3 to our consolidated financial statements, at May 31, 2019, we owned approximately 7.5 million common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $395.8 million at May 31, 2019. Assuming a decline of 10% in market prices, the value of our investment in Spectrum Brands could decrease by approximately $39.6 million. Excluding Jefferies Group and Spectrum Brands, Trading assets at fair value include corporate equity securities with an aggregate fair value of $489.8 million at May 31, 2019. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $49.0 million.
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

In achieving its strategic business objectives, Jefferies Group's risk appetite incorporates keeping its clients’ interests at the top of its priority list and ensuring it is in compliance with applicable laws, rules and regulations, as well as adhering to the highest ethical standards. Jefferies Group undertakes prudent and conservative risk-taking that protects the capital base and franchise, utilizing risk limits and tolerances that avoid outsized risk-taking. Jefferies Group maintains a diversified business mix and avoid significant concentrations to any sector, product, geography, or activity and sets quantitative concentration limits to manage this risk. Jefferies Group considers contagion, second order effects and correlation in its risk assessment process and actively seeks out value opportunities of all sizes. It manages the risk of opportunities larger than its approved risk levels through risk sharing and risk distribution, sell-down and hedging as appropriate. Jefferies Group has a limited appetite for illiquid assets and complex derivative financial instruments. It maintains the asset quality of its balance sheet through conducting trading activity in liquid markets and generally ensures high turnover of its inventory. Jefferies Group subjects less liquid positions and derivative financial instruments to oversight and uses a wide variety of specific metrics, limits, and constraints to manage these risks. It protects its reputation and franchise, as well as its standing within the market. Jefferies Group operates a federated approach to risk management with risk oversight responsibilities assigned to those areas of the business that have the appropriate knowledge.

For discussion of liquidity and capital risk management, refer to the "Liquidity and Capital Resources" section herein.

Risk Considerations

Jefferies Group applies a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of its business activities. The size of the limits reflects its risk tolerance for a certain activity under normal business conditions. Key metrics included in its risk management framework include inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-Risk ("VaR"), sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage and cash capital.

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

Value-at-Risk
VaR is a statistical estimate of the potential loss from adverse market movements over a specified time horizon within a specified probability (confidence level). It provides a common risk measure across financial instruments, markets and asset classes. Jefferies Group estimates VaR using a model that simulates revenue and loss distributions on its trading portfolios by applying historical market changes to the current portfolio. Jefferies Group calculates a one day VaR using a one year look-back period measured at a 95% confidence level.
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
Average daily VaR decreased to $8.70 million for the second quarter of 2019 from $9.06 million for the first quarter of 2019. The decrease was primarily due to lower interest rate risk and an increase in diversification benefit, which was partially offset by higher equity price risk resulting from the portfolio mix of investments in Jefferies Group's separately managed accounts.

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data.

	Daily VaR (1) Value-at-Risk in Trading Portfolios
	(In millions)
Risk Categories	VaR at May 31, 2019	Daily VaR for the Three Months Ended May 31, 2019			VaR at February 28, 2019	Daily VaR for the Three Months Ended February 28, 2019
		Average	High	Low		Average	High	Low
Interest Rates	$4.41	$3.41	$4.41	$2.58	$3.80	$5.14	$6.22	$3.80
Equity Prices	12.66	9.99	12.66	7.51	7.72	7.30	11.48	4.75
Currency Rates	0.09	0.25	1.41	0.06	0.38	0.18	0.41	0.10
Commodity Prices	1.08	1.00	1.26	0.70	0.86	0.62	1.56	0.40
Diversification Effect (2)	(7.41)	(5.95)	N/A	N/A	(5.90)	(4.18)	N/A	N/A
Firmwide	$10.83	$8.70	$10.83	$6.48	$6.86	$9.06	$14.50	$6.03

(1)	For the VaR numbers reported above, a one day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the second quarter of 2019, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR. There were four days with trading losses out of a total of 64 trading days in the second quarter of 2019.
Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2019 (in thousands):

10% Sensitivity
Investments in funds (1)	$56,613
Private investments	27,770
Corporate debt securities in default	8,283
Trade claims	4,523

(1) Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 3 in our consolidated financial statements.

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $0.9 million at May 31, 2019, which is included in Accumulated other comprehensive income (loss).
Stress Tests and Scenario Analysis
Stress tests are used to analyze the potential impact of specific events or extreme market moves on the current portfolio both firmwide and within business segments. Stress testing is an important part of Jefferies Group's risk management approach because it allows Jefferies Group to quantify its exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, set risk controls and overall assess and mitigate its risk.
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
Counterparty Credit Risk and Issuer Country Exposure

Counterparty Credit Risk
Credit risk is the risk of loss due to adverse changes in a counterparty's credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract. Jefferies Group is exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of Jefferies Group's credit risk are:

•
Loans and lending arising in connection with Jefferies Group's capital markets activities, which reflects its exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with Jefferies Group's portion of a Secured Revolving Credit Facility that is with Jefferies Group and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. See Note 9 for additional information on this facility. In addition, Jefferies Group has loans outstanding to certain of its officers and employees (none of whom are executive officers or directors). See Note 22 for additional information on these employee loans.

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

Jefferies Group's Secured Revolving Credit Facility, which supports loan underwritings by Jefferies Finance, is governed under separate policies other than the Credit Risk Policy and is approved by Jefferies Group's Board of Directors. The loans outstanding to certain of Jefferies Group's officers and employees are extended pursuant to a review by its most senior management.
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
The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at May 31, 2019 and November 30, 2018 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018
AAA Range	$—	$—	$2.3	$3.2	$—	$—	$2.3	$3.2	$1,647.4	$2,981.2	$1,649.7	$2,984.4
AA Range	45.1	45.1	39.4	45.3	1.2	4.2	85.7	94.6	5.3	111.6	91.0	206.2
A Range	0.2	0.3	714.1	573.3	137.1	97.9	851.4	671.5	2,558.9	1,865.9	3,410.3	2,537.4
BBB Range	250.0	250.1	157.7	206.6	30.3	15.5	438.0	472.2	0.9	2.3	438.9	474.5
BB or Lower	13.5	—	4.1	5.5	140.4	15.7	158.0	21.2	0.1	107.5	158.1	128.7
Unrated	75.7	119.3	—	—	2.0	—	77.7	119.3	0.6	77.4	78.3	196.7
Total	$384.5	$414.8	$917.6	$833.9	$311.0	$133.3	$1,613.1	$1,382.0	$4,213.2	$5,145.9	$5,826.3	$6,527.9

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018
Asia/Latin America/Other	$13.5	$—	$48.7	$30.2	$1.5	$0.1	$63.7	$30.3	$131.4	$304.0	$195.1	$334.3
Europe	0.2	0.3	456.1	427.0	46.0	27.3	502.3	454.6	124.6	170.8	626.9	625.4
North America	370.8	414.5	412.8	376.7	263.5	105.9	1,047.1	897.1	3,957.2	4,671.1	5,004.3	5,568.2
Total	$384.5	$414.8	$917.6	$833.9	$311.0	$133.3	$1,613.1	$1,382.0	$4,213.2	$5,145.9	$5,826.3	$6,527.9

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018
Asset Managers	$—	$—	$2.3	$0.6	$—	$—	$2.3	$0.6	$1,647.4	$2,812.4	$1,649.7	$2,813.0
Banks, Broker-dealers	250.2	250.4	668.7	619.6	173.2	118.9	1,092.1	988.9	2,565.8	2,333.5	3,657.9	3,322.4
Corporates	78.7	92.9	—	—	121.7	7.2	200.4	100.1	—	—	200.4	100.1
Other	55.6	71.5	246.6	213.7	16.1	7.2	318.3	292.4	—	—	318.3	292.4
Total	$384.5	$414.8	$917.6	$833.9	$311.0	$133.3	$1,613.1	$1,382.0	$4,213.2	$5,145.9	$5,826.3	$6,527.9

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

The following tables reflect Jefferies Group's top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which Jefferies Group has a net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition (in millions):

	May 31, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$323.9	$(185.0)	$(19.9)	$0.2	$82.9	$25.6	$33.0	$227.7	$260.7
Australia	26.5	(38.8)	203.0	—	8.6	0.3	3.1	199.6	202.7
Germany	186.5	(395.2)	194.5	—	84.6	7.8	87.8	78.2	166.0
Italy	1,815.7	(1,005.6)	(668.5)	—	—	0.3	—	141.9	141.9
Canada	201.1	(164.4)	—	0.1	1.0	99.9	1.3	137.7	139.0
China	248.3	(143.2)	(3.3)	—	—	—	—	101.8	101.8
Switzerland	108.2	(68.3)	0.9	—	39.9	1.2	5.5	81.9	87.4
Japan	47.4	(26.7)	2.6	—	30.6	—	23.4	53.9	77.3
Netherlands	322.1	(222.3)	(61.2)	—	31.7	0.1	—	70.4	70.4
Hong Kong	32.0	(26.5)	—	—	0.1	—	64.3	5.6	69.9
Total	$3,311.7	$(2,276.0)	$(351.9)	$0.3	$279.4	$135.2	$218.4	$1,098.7	$1,317.1

	November 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Finland	$279.8	$(6.7)	$—	$—	$—	$—	$1.0	$273.1	$274.1
Japan	97.7	(92.8)	8.0	—	11.3	—	136.9	24.2	161.1
Italy	1,778.1	(1,267.5)	(354.5)	—	0.2	0.1	—	156.4	156.4
United Kingdom	311.6	(168.2)	(30.3)	0.3	63.1	18.5	(56.4)	195.0	138.6
Belgium	65.4	(39.8)	2.8	—	—	—	107.3	28.4	135.7
Netherlands	317.4	(316.1)	70.4	—	39.5	—	—	111.2	111.2
Germany	175.4	(384.8)	129.4	—	89.7	1.3	93.3	11.0	104.3
Switzerland	100.5	(50.1)	5.7	—	37.7	2.7	3.8	96.5	100.3
Hong Kong	13.8	(39.7)	3.5	—	0.5	—	84.9	(21.9)	63.0
Singapore	21.1	(1.4)	1.0	—	0.1	—	31.2	20.8	52.0
Total	$3,160.8	$(2,367.1)	$(164.0)	$0.3	$242.1	$22.6	$402.0	$894.7	$1,296.7

Jefferies Group's net issuer and counterparty risk exposure to Puerto Rico of $21.0 million at May 31, 2019 is in connection with its municipal securities market-making activities. The government of Puerto Rico is seeking to restructure its $74.0 billion in debt, with these efforts reaching a critical point, as discussions with creditors progress for federal support. At May 31, 2019, Jefferies Group had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 31, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2019.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended May 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the "Contingencies" section in Note 19, Commitments, Contingencies and Guarantees, in the Notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the second quarter of 2019 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2019 to March 31, 2019	289,368	$18.98	276,995	$300,064
April 1, 2019 to April 30, 2019	7,473,247	$19.34	7,473,005	$155,514
May 1, 2019 to May 31, 2019	—	$—	—	$155,514
Total	7,762,615		7,750,000

(1)
Includes an aggregate 12,615 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)
In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization. At May 31, 2019, $155.5 million remains available for future purchases. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors has authorized the repurchase of an additional 9.25 million shares in the open market.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended May 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: July 9, 2019	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)