Form 10-Q
period 2019-08-31
Jefferies Financial Group Inc.
filed 2019-10-08
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number 1-5721
JEFFERIES FINANCIAL GROUP INC.
(Exact name of registrant as specified in its Charter)

New York			13-2615557
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

520 Madison Avenue	New York,	New York	10022
(Address of principal executive offices)			(Zip Code)
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

The number of shares outstanding of each of the issuer’s classes of common stock at September 26, 2019 was 299,871,432.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
August 31, 2019 and November 30, 2018
(Dollars in thousands, except par value)
(Unaudited)

	August 31, 2019	November 30, 2018
ASSETS
Cash and cash equivalents	$6,011,350	$5,258,809
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	658,335	707,960
Financial instruments owned, at fair value (including securities pledged of $12,087,982 and $13,059,802):
Trading assets, at fair value	17,195,916	17,463,256
Available for sale securities	—	1,409,886
Total financial instruments owned	17,195,916	18,873,142
Loans to and investments in associated companies	2,346,297	2,417,332
Securities borrowed	7,895,149	6,538,212
Securities purchased under agreements to resell	4,499,995	2,785,758
Receivables	5,826,350	6,287,401
Intangible assets, net and goodwill	1,921,793	1,890,131
Deferred tax asset, net	509,772	512,789
Other assets	2,398,251	1,859,561
Total assets (1)	$49,263,208	$47,131,095

LIABILITIES
Short-term borrowings	$518,914	$387,492
Trading liabilities, at fair value	10,296,315	9,478,946
Securities loaned	2,182,865	1,838,688
Securities sold under agreements to repurchase	8,236,981	8,643,069
Other secured financings	2,508,589	1,534,271
Payables, expense accruals and other liabilities	7,350,914	7,407,030
Long-term debt	7,968,785	7,617,563
Total liabilities (1)	39,063,363	36,907,059

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	27,064	19,779
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 299,867,942 and 307,515,472 shares issued and outstanding, after deducting 17,178,934 and 109,460,774 shares held in treasury	299,868	307,515
Additional paid-in capital	3,731,712	3,854,847
Accumulated other comprehensive income (loss)	(266,452)	288,286
Retained earnings	6,255,314	5,610,218
Total Jefferies Financial Group Inc. shareholders’ equity	10,020,442	10,060,866
Noncontrolling interests	27,339	18,391
Total equity	10,047,781	10,079,257

Total	$49,263,208	$47,131,095

(1)
Total assets include assets related to variable interest entities of $726.8 million and $704.4 million at August 31, 2019 and November 30, 2018, respectively, and Total liabilities include liabilities related to variable interest entities of $2,510.3 million and $1,535.8 million at August 31, 2019 and November 30, 2018, respectively. See Note 8 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended August 31, 2019 and September 30, 2018
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
Revenues:
Commissions and other fees	$171,000	$162,578	$493,560	$481,672
Principal transactions	(20,920)	116,204	465,451	315,622
Investment banking	410,796	460,043	1,126,479	1,400,331
Interest income	410,467	336,736	1,243,278	939,272
Manufacturing revenues	82,565	94,029	248,227	307,129
Other	169,248	289,387	351,544	419,888
Total revenues	1,223,156	1,458,977	3,928,539	3,863,914
Interest expense of Jefferies Group	366,378	308,131	1,141,661	906,474
Net revenues	856,778	1,150,846	2,786,878	2,957,440

Expenses:
Compensation and benefits	446,882	461,265	1,367,034	1,429,439
Cost of sales	85,773	84,876	233,109	257,501
Floor brokerage and clearing fees	50,858	44,570	163,113	131,792
Interest expense	23,663	28,837	69,819	74,614
Depreciation and amortization	39,880	32,295	110,600	92,360
Selling, general and other expenses	268,742	245,178	718,910	708,084
Total expenses	915,798	897,021	2,662,585	2,693,790

Income (loss) from continuing operations before income taxes and income related to associated companies	(59,020)	253,825	124,293	263,650
Income related to associated companies	72,283	18,867	121,766	84,320
Income from continuing operations before income taxes	13,263	272,692	246,059	347,970
Income tax provision (benefit)	(36,131)	90,391	(522,626)	51,560
Income from continuing operations	49,394	182,301	768,685	296,410
Income from discontinued operations, net of income tax provision of $0, $0, $0 and $47,045	—	—	—	130,063
Gain on disposal of discontinued operations, net of income tax provision of $0, $0, $0 and $229,553	—	—	—	643,921
Net income	49,394	182,301	768,685	1,070,394
Net (income) loss attributable to the noncontrolling interests	116	12,000	(759)	13,208
Net (income) loss attributable to the redeemable noncontrolling interests	242	(390)	(47)	(37,294)
Preferred stock dividends	(1,275)	(1,276)	(3,827)	(3,619)

Net income attributable to Jefferies Financial Group Inc. common shareholders	$48,477	$192,635	$764,052	$1,042,689

(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations, continued
For the periods ended August 31, 2019 and September 30, 2018
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$0.16	$0.56	$2.44	$0.86
Income from discontinued operations	—	—	—	0.26
Gain on disposal of discontinued operations	—	—	—	1.82
Net income	$0.16	$0.56	$2.44	$2.94

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$0.15	$0.55	$2.41	$0.85
Income from discontinued operations	—	—	—	0.26
Gain on disposal of discontinued operations	—	—	—	1.80
Net income	$0.15	$0.55	$2.41	$2.91

Amounts attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations, net of taxes	$48,477	$192,635	$764,052	$305,846
Income from discontinued operations, net of taxes	—	—	—	92,922
Gain on disposal of discontinued operations, net of taxes	—	—	—	643,921
Net income	$48,477	$192,635	$764,052	$1,042,689

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended August 31, 2019 and September 30, 2018
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018

Net income	$49,394	$182,301	$768,685	$1,070,394
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $58, $(424), $196 and $(567)	198	(1,198)	577	(1,606)
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0, $0, $(545,054) and $37	—	(2)	(543,178)	(105)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $58, $(424), $545,250 and $(604)	198	(1,200)	(542,601)	(1,711)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(9,597), $(3,367), $(12,314) and $(4,160)	(30,070)	(27,660)	(39,263)	(59,067)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0, $0, $0 and $(16)	—	—	—	(20,459)
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(9,597), $(3,367), $(12,314) and $(4,144)	(30,070)	(27,660)	(39,263)	(79,526)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $1,984, $355, $8,791 and $4,596	5,889	1,169	26,040	15,887
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $0, $48, $(166) and $126	—	(101)	493	(371)
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $1,984, $307, $8,957 and $4,470	5,889	1,068	26,533	15,516

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $513	—	85	—	1,584
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $161 and $0	—	—	(470)	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $0, $0, $(161) and $513	—	85	(470)	1,584

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(120), $(169), $(361) and $(508)	355	479	1,063	6,742
Net change in pension liability, net of income tax provision (benefit) of $120, $169, $361 and $508	355	479	1,063	6,742

Other comprehensive loss, net of income taxes	(23,628)	(27,228)	(554,738)	(57,395)

Comprehensive income	25,766	155,073	213,947	1,012,999
Comprehensive (income) loss attributable to the noncontrolling interests	116	12,000	(759)	13,208
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	242	(390)	(47)	(37,294)
Preferred stock dividends	(1,275)	(1,276)	(3,827)	(3,619)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$24,849	$165,407	$209,314	$985,294
See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended August 31, 2019 and September 30, 2018
(In thousands)
(Unaudited)

	For the Nine Months Ended
	August 31, 2019	September 30, 2018
Net cash flows from operating activities:
Net income	$768,685	$1,070,394
Adjustments to reconcile net income to net cash provided by (used for) operations:
Pre-tax income from discontinued operations, including gain on disposal	—	(1,050,582)
Deferred income tax provision	8,148	275,307
Recognition of accumulated other comprehensive income lodged taxes	(544,583)	—
Depreciation and amortization of real estate, property, equipment and leasehold improvements	100,679	80,647
Other amortization	(13,252)	(26,796)
Share-based compensation	37,036	37,975
Provision for doubtful accounts	21,375	26,529
Income related to associated companies	(193,380)	(115,007)
Distributions from associated companies	249,895	98,426
Net (gains) losses related to property and equipment, and other assets	(56,706)	10,833
Gain on sale of subsidiaries and associated companies	—	(221,712)
Net change in:
Securities deposited with clearing and depository organizations	(153)	64,890
Trading assets	123,734	(1,670,376)
Securities borrowed	(1,410,295)	309,722
Securities purchased under agreements to resell	(1,772,192)	(53,020)
Receivables from brokers, dealers and clearing organizations	268,321	(261,534)
Receivables from customers of securities operations	329,504	(398,154)
Other receivables	(47,657)	(70,514)
Other assets	(100,165)	(23,910)
Trading liabilities	921,280	1,122,273
Securities loaned	387,016	(275,629)
Securities sold under agreements to repurchase	(346,031)	1,250,575
Payables to brokers, dealers and clearing organizations	(169,021)	(287,288)
Payables to customers of securities operations	422,840	523,611
Trade payables, expense accruals and other liabilities	(328,902)	(291,973)
Other	92,502	(89,429)
Net cash provided by (used for) operating activities - continuing operations	(1,251,322)	35,258
Net cash provided by operating activities - discontinued operations	—	164,650
Net cash provided by (used for) operating activities	(1,251,322)	199,908

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(164,165)	(282,397)
Proceeds from disposals of property and equipment, and other assets	20,134	11,994
Proceeds from sale of subsidiaries, net of expenses and cash of operations sold	—	100,000
Proceeds from sale of associated companies	—	379,130
Acquisitions, net of cash acquired	100,743	—
Advances on notes, loans and other receivables	(333,198)	(10,000)
Collections on notes, loans and other receivables	202,516	17,404
Loans to and investments in associated companies	(172,493)	(1,936,496)
Capital distributions and loan repayments from associated companies	31,269	1,970,648
Purchases of investments (other than short-term)	(2,995)	(3,242,732)
Proceeds from maturities of investments	531,104	1,000,146
Proceeds from sales of investments	890,259	1,012,423
Other	—	130
Net cash provided by (used for) investing activities - continuing operations	1,103,174	(979,750)
Net cash provided by investing activities - discontinued operations	—	861,209
Net cash provided by (used for) investing activities	1,103,174	(118,541)
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the nine months ended August 31, 2019 and September 30, 2018
(In thousands)
(Unaudited)

	For the Nine Months Ended
	August 31, 2019	September 30, 2018
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$2,493,735	$2,198,326
Repayment of debt	(2,141,271)	(2,024,680)
Net change in other secured financings	972,296	409,780
Net change in bank overdrafts	(9,028)	2,369
Distributions to noncontrolling interests	(2,481)	—
Contributions from noncontrolling interests	6,771	113
Purchase of common shares for treasury	(372,849)	(635,835)
Dividends paid	(112,455)	(111,776)
Other	792	3,942
Net cash provided by (used for) financing activities - continuing operations	835,510	(157,761)
Net cash provided by financing activities - discontinued operations	—	120,322
Net cash provided by (used for) financing activities	835,510	(37,439)

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(18,243)	(16,469)

Net increase in cash, cash equivalents and restricted cash	669,119	27,459

Cash, cash equivalents and restricted cash at beginning of period	6,012,662	5,774,505

Cash, cash equivalents and restricted cash at end of period	$6,681,781	$5,801,964

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	August 31, 2019	September 30, 2018
Cash and cash equivalents	$6,011,350	$4,895,788
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	623,363	878,616
Other assets	47,068	27,560
Total cash, cash equivalents and restricted cash	$6,681,781	$5,801,964

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended August 31, 2019 and September 30, 2018
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, June 1, 2019	$290,687	$3,559,156	$(242,824)	$6,246,852	$9,853,871	$23,490	$9,877,361
Net income				48,477	48,477	(116)	48,361
Other comprehensive loss, net of taxes			(23,628)		(23,628)		(23,628)
Contributions from noncontrolling interests					—	66	66
Issuance of shares for HomeFed acquisition	9,295	168,585			177,880	3,900	181,780
Share-based compensation expense		12,150			12,150		12,150
Change in fair value of redeemable noncontrolling interests		(2,558)			(2,558)		(2,558)
Purchase of common shares for treasury	(401)	(7,740)			(8,141)		(8,141)
Dividends ($0.125 per common share)				(40,015)	(40,015)		(40,015)
Other	287	2,119			2,406	(1)	2,405
Balance, August 31, 2019	$299,868	$3,731,712	$(266,452)	$6,255,314	$10,020,442	$27,339	$10,047,781

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, July 1, 2018	$333,311	$4,366,631	$314,973	$5,523,277	$10,538,192	$29,249	$10,567,441
Net income				192,635	192,635	(12,000)	180,635
Other comprehensive loss, net of taxes			(27,228)		(27,228)		(27,228)
Share-based compensation expense		12,777			12,777		12,777
Change in fair value of redeemable noncontrolling interests		(6,732)			(6,732)		(6,732)
Consolidation of asset management entity					—	8,316	8,316
Exercise of options to purchase common shares	109	2,376			2,485		2,485
Purchase of common shares for treasury	(2,067)	(47,417)			(49,484)		(49,484)
Dividends ($0.125 per common share)				(43,549)	(43,549)		(43,549)
Other	63	2,026			2,089	1	2,090
Balance, September 30, 2018	$331,416	$4,329,661	$287,745	$5,672,363	$10,621,185	$25,566	$10,646,751

(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity, continued
For the nine months ended August 31, 2019 and September 30, 2018
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2018	$307,515	$3,854,847	$288,286	$5,610,218	$10,060,866	$18,391	$10,079,257
Net income				764,052	764,052	759	764,811
Other comprehensive loss, net of taxes			(554,738)		(554,738)		(554,738)
Contributions from noncontrolling interests					—	6,771	6,771
Distributions to noncontrolling interests					—	(2,481)	(2,481)
Issuance of shares for HomeFed acquisition	9,295	168,585			177,880	3,900	181,780
Share-based compensation expense		37,036			37,036		37,036
Change in fair value of redeemable noncontrolling interests		(1,437)			(1,437)		(1,437)
Purchase of common shares for treasury	(17,891)	(337,389)			(355,280)		(355,280)
Dividends ($0.375 per common share)				(118,956)	(118,956)		(118,956)
Other	949	10,070			11,019	(1)	11,018
Balance, August 31, 2019	$299,868	$3,731,712	$(266,452)	$6,255,314	$10,020,442	$27,339	$10,047,781

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, January 1, 2018	$356,227	$4,676,038	$372,724	$4,700,968	$10,105,957	$33,022	$10,138,979
Cumulative effect of the adoption of accounting standards			(27,584)	45,396	17,812		17,812
Balance, January 1, 2018, as adjusted	356,227	4,676,038	345,140	4,746,364	10,123,769	33,022	10,156,791
Net income				1,042,689	1,042,689	(13,208)	1,029,481
Other comprehensive loss, net of taxes			(57,395)		(57,395)		(57,395)
Contributions from noncontrolling interests					—	113	113
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustments prior to deconsolidation		237,669			237,669		237,669
Change in interest in consolidated subsidiary		2,677			2,677	(2,677)	—
Share-based compensation expense		37,975			37,975		37,975
Change in fair value of redeemable noncontrolling interests		(28,136)			(28,136)		(28,136)
Consolidation of asset management entity					—	8,316	8,316
Exercise of options to purchase common shares	109	2,376			2,485		2,485
Purchase of common shares for treasury	(26,316)	(609,519)			(635,835)		(635,835)
Dividends ($0.325 per common share)				(116,690)	(116,690)		(116,690)
Other	1,396	10,581			11,977	—	11,977
Balance, September 30, 2018	$331,416	$4,329,661	$287,745	$5,672,363	$10,621,185	$25,566	$10,646,751

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
Merchant Banking is where we invest in unique long-term opportunities. Our current Merchant Banking businesses and investments include National Beef Packing Company, LLC ("National Beef") (beef processing), Spectrum Brands Holdings, Inc. ("Spectrum Brands") (consumer products), Linkem (fixed wireless broadband services in Italy), Vitesse Energy, LLC ("Vitesse Energy Finance") and JETX Energy, LLC ("JETX Energy") (oil and gas production and development), The We Company, formerly known as WeWork, (global network of workspaces), HomeFed LLC ("HomeFed") (real estate), Idaho Timber (manufacturing) and FXCM Group, LLC ("FXCM") (provider of online foreign exchange trading services). Our Merchant Banking businesses and investments also included Leucadia Asset Management ("LAM") (asset management) and Berkadia Commercial Mortgage Holding LLC ("Berkadia") (commercial mortgage banking, investment sales and servicing), prior to their transfer to Jefferies Group in the fourth quarter of 2018 and Garcadia (automobile dealerships), prior to its sale in August 2018. The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.

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

At August 31, 2019, we owned approximately 15% of Spectrum Brands, a publicly traded global consumer products company on the NYSE (NYSE: SPB), and we reflect this investment at fair value based on quoted market prices. In September 2019, the Jefferies Board of Directors approved a distribution to stockholders of Jefferies of these Spectrum Brands shares. Jefferies will distribute the 7,514,477 Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to Jefferies stockholders of record as of the close of business on September 30, 2019.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem's common equity at August 31, 2019. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated working interests and royalties predominantly in the Bakken Shale oil field in North Dakota. JETX Energy is our 98% owned consolidated subsidiary that currently has non-operated working interests and acreage in east Texas.
We invested $9.0 million in 2013 in The We Company, which creates collaborative office communities, and have received $31.0 million in cash to date. We continue to own approximately 0.8% of the company. Our interest in The We Company is reflected in Trading assets in our financial statements at fair value.
Through June 30, 2019, we owned an approximate 70% equity interest of HomeFed, which owns and develops residential and mixed-use real estate properties and accounted for our interest under the equity method. On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. In connection with the merger, HomeFed stockholders received two shares of our common stock for each share of HomeFed common stock. A total of 9.3 million shares were issued, which were valued at $178.8 million at closing based on the market price of our common shares. As an offset to these issued shares, our Board of Directors authorized the repurchase of 9.25 million shares in the open market.
The HomeFed acquisition was accounted for as a business combination. The fair value of the shares issued to acquire the remaining common shares of HomeFed implied an aggregate fair value of $596.4 million for 100% of HomeFed's equity balance. In accordance with purchase accounting, we preliminarily allocated the $596.4 million fair value for 100% of HomeFed to its assets, liabilities and noncontrolling interests. We recorded $101.7 million of cash, $413.2 million of real estate, $198.3 million of investments in associated companies, $37.4 million of deferred tax assets, $15.3 million of goodwill and intangibles, $6.6 million of other assets, $125.5 million of long-term debt, $46.7 million of payables, expense accruals and other liabilities and $3.9 million of noncontrolling interests. In addition, associated with the acquisition, we also recorded $32.4 million of goodwill generated by the establishment of $32.4 million of deferred tax liabilities related to allocated value exceeding the tax basis of some of the HomeFed net assets. The estimated weighted average useful lives for the amortizable intangibles were 4 years at time of acquisition. Our preliminary allocation of the acquisition price is based on our preliminary estimate of fair value for each of the acquired assets and liabilities, which were developed primarily utilizing discounted cash flow models. Such amounts are subject to revision as additional information about fair values of assets and liabilities becomes available. In connection with the acquisition of the remaining interest of HomeFed, we recognized a preliminary $72.1 million non-cash pre-tax gain in Other revenues on the remeasurement of our 70% interest in HomeFed to fair value. The fair value of our 70% interest in HomeFed was based on the implied $596.4 million equity value for 100% of HomeFed.
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

During the third quarter of 2019, Jefferies Group has reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in our Consolidated Statements of Operations and are now presented within Commissions and other fees. Previously reported results are presented on a comparable basis. This change had the impact of increasing Commissions and other fees and reducing Other revenues by $7.2 million and $20.6 million for the three and nine months ended September 30, 2018, respectively. There is no impact on Total revenues as a result of this change in presentation.

Receivables

At August 31, 2019 and November 30, 2018, Receivables include receivables from brokers, dealers and clearing organizations of $2,931.0 million and $3,223.7 million, respectively, and receivables from customers of securities operations of $1,686.2 million and $2,017.1 million, respectively.

Our subsidiary, Foursight Capital, had auto loan receivables of $720.8 million and $648.7 million at August 31, 2019 and November 30, 2018, respectively. Based primarily on Beacon credit scores, Foursight Capital classifies its auto loan receivables as prime, near-prime and sub-prime based on the perceived credit risk at origination and generally considers prime receivables as those with a Beacon score of 680 and above, near-prime with scores between 620 and 679 and sub-prime with scores below 620. The credit quality classification at August 31, 2019 and November 30, 2018 was approximately 15% and 13% prime, 54% and 57% near-prime and 31% and 30% sub-prime, respectively.
Payables, expense accruals and other liabilities

At August 31, 2019 and November 30, 2018, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,253.0 million and $2,465.6 million, respectively, and payables to customers of securities operations of $3,599.6 million and $3,176.7 million, respectively.

Supplemental Cash Flow Information

	For the Nine Months Ended
	August 31, 2019	September 30, 2018
	(In thousands)
Cash paid during the year for:
Interest	$1,257,311	$1,059,139
Income tax payments (refunds), net	$25,825	$28,204

During the nine months ended August 31, 2019, we had $178.8 million in non-cash investing activities related to the issuance of common stock for the acquisition of the remaining common stock of HomeFed.
In June 2019, we entered into a Membership Interest Purchase Agreement ("MIPA") which provided for each of the owners of National Beef to purchase, in the aggregate, 100% of the ownership interests in Iowa Premium, LLC ("Iowa Premium"). The funds used to acquire Iowa Premium were provided by way of a permitted distribution from National Beef to its owners, of which our proportionate share was approximately $49.0 million. The distribution from National Beef and the acquisition of Iowa Premium are included in our Consolidated Statement of Cash Flows for the nine months ended August 31, 2019. Immediately following the acquisition, we contributed our ownership interest in Iowa Premium to National Beef, which was a non-cash investing activity.
Accounting Developments - Accounting Standards to be Adopted in Future Periods

Leases. In February 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of the remaining rental payments. The population of contracts that will be subject to recognition on our Consolidated Statements of Financial Condition has been identified; however, the initial measurement of the contracts still remains under evaluation. We are currently modifying certain of our lease accounting systems to enable us to comply with the accounting requirements of this guidance. In July 2018, the FASB issued additional guidance on leases which allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. The guidance is effective for annual and interim periods beginning after December 15, 2018. We plan on adopting the lease standard in the first quarter of fiscal 2020 with a cumulative-effect adjustment to opening retained earnings in the period of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Note 3.  Fair Value Disclosures

The following is a summary of our financial instruments, securities purchased under agreements to resell, trading liabilities and long-term debt that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") (within trading assets) of $573.5 million and $394.4 million at August 31, 2019 and November 30, 2018, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,938,829	$162,382	$50,870	$—	$3,152,081
Corporate debt securities	—	2,892,733	9,288	—	2,902,021
Collateralized debt obligations and collateralized loan obligations	—	114,045	30,258	—	144,303
U.S. government and federal agency securities	2,115,452	204,076	—	—	2,319,528
Municipal securities	—	723,542	—	—	723,542
Sovereign obligations	1,521,540	1,088,927	—	—	2,610,467
Residential mortgage-backed securities	—	1,405,246	17,929	—	1,423,175
Commercial mortgage-backed securities	—	373,319	5,462	—	378,781
Other asset-backed securities	—	490,055	34,598	—	524,653
Loans and other receivables	—	1,460,982	75,563	—	1,536,545
Derivatives	10,587	2,982,776	16,024	(2,494,645)	514,742
Investments at fair value	—	41,548	292,483	—	334,031
FXCM term loan	—	—	58,590	—	58,590
Total trading assets, excluding investments at fair value based on NAV	$6,586,408	$11,939,631	$591,065	$(2,494,645)	$16,622,459
Securities purchased under agreements to resell	$—	$—	$25,000	$—	$25,000

Liabilities:
Trading liabilities:
Corporate equity securities	$2,750,131	$7,097	$211	$—	$2,757,439
Corporate debt securities	—	1,803,666	1,202	—	1,804,868
U.S. government and federal agency securities	1,922,145	—	—	—	1,922,145
Sovereign obligations	1,281,332	853,882	—	—	2,135,214
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,097,178	16,630	—	1,113,808
Derivatives	7,327	3,088,068	66,787	(2,599,376)	562,806
Total trading liabilities	$5,960,935	$6,849,891	$84,865	$(2,599,376)	$10,296,315
Long-term debt	$—	$666,446	$348,063	$—	$1,014,509

	November 30, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,497,045	$118,681	$52,192	$—	$2,667,918
Corporate debt securities	—	2,683,180	9,484	—	2,692,664
Collateralized debt obligations and collateralized loan obligations	—	72,949	36,105	—	109,054
U.S. government and federal agency securities	1,789,614	56,592	—	—	1,846,206
Municipal securities	—	894,253	—	—	894,253
Sovereign obligations	1,769,556	1,043,409	—	—	2,812,965
Residential mortgage-backed securities	—	2,163,629	19,603	—	2,183,232
Commercial mortgage-backed securities	—	819,406	10,886	—	830,292
Other asset-backed securities	—	239,381	53,175	—	292,556
Loans and other receivables	—	2,056,593	46,985	—	2,103,578
Derivatives	34,841	2,539,943	5,922	(2,413,931)	166,775
Investments at fair value	—	—	396,254	—	396,254
FXCM term loan	—	—	73,150	—	73,150
Total trading assets, excluding investments at fair value based on NAV	$6,091,056	$12,688,016	$703,756	$(2,413,931)	$17,068,897

Available for sale securities:
U.S. government securities	$1,072,856	$—	$—	$—	$1,072,856
Residential mortgage-backed securities	—	210,518	—	—	210,518
Commercial mortgage-backed securities	—	15,642	—	—	15,642
Other asset-backed securities	—	110,870	—	—	110,870
Total available for sale securities	$1,072,856	$337,030	$—	$—	$1,409,886

Liabilities:
Trading liabilities:
Corporate equity securities	$1,685,071	$1,444	$—	$—	$1,686,515
Corporate debt securities	—	1,505,618	522	—	1,506,140
U.S. government and federal agency securities	1,384,295	—	—	—	1,384,295
Sovereign obligations	1,735,242	661,095	—	—	2,396,337
Loans	—	1,371,630	6,376	—	1,378,006
Derivatives	26,473	3,586,694	27,536	(2,513,050)	1,127,653
Total trading liabilities	$4,831,081	$7,126,481	$34,434	$(2,513,050)	$9,478,946
Long-term debt	$—	$485,425	$200,745	$—	$686,170

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

Sovereign Obligations

Sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. Sovereign government obligations, with consideration given to the country of issuance, are generally categorized within Level 1 or Level 2 of the fair value hierarchy.

Residential Mortgage-Backed Securities

•
Agency Residential Mortgage-Backed Securities:  Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and principal-only and interest-only (including inverse interest-only) securities. Agency residential mortgage-backed securities are generally measured using recent transactions, pricing data from external pricing services or expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral and are categorized within Level 2 or Level 3 of the fair value hierarchy. We use prices observed from recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate factors such as weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer and weighted average loan age.

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

•
Escrow and Claim Receivables:  Escrow and claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent observations in the same receivable.

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
August 31, 2019
Equity Long/Short Hedge Funds (2)	$292,205	$—
Equity Funds (3)	33,891	19,154
Commodity Funds (4)	15,212	—
Multi-asset Funds (5)	231,991	—
Other Funds (6)	158	—
Total	$573,457	$19,154

November 30, 2018
Equity Long/Short Hedge Funds (2)	$86,788	$—
Equity Funds (3)	40,070	20,996
Commodity Funds (4)	10,129	—
Multi-asset Funds (5)	256,972	—
Other Funds (6)	400	—
Total	$394,359	$20,996

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At August 31, 2019 and November 30, 2018, approximately 94% and 0%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption in the first 36 months after acquisition. At August 31, 2019 and November 30, 2018, 6% and 17%, respectively, of these investments are redeemable quarterly with 60 days prior written notice. Approximately 82% of the November 30, 2018 balance was redeemed during the nine months ended August 31, 2019.

(3)
The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to be liquidated in approximately one to nine years.

(4)	This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At August 31, 2019 and November 30, 2018, investments representing approximately 4% and 15%, respectively, of the fair value of investments in this category are redeemable monthly with 30 days prior written notice.

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

Investments at fair value also include our investment in The We Company. We invested $9.0 million in The We Company in 2013 and currently own approximately 0.8% of the company. Our interest in The We Company is reflected in Trading assets, at fair value of $123.2 million and $254.4 million at August 31, 2019 and November 30, 2018, respectively.
Investment in FXCM

Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2021 ($71.6 million principal outstanding at August 31, 2019), a 50% voting interest in FXCM and a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Trading assets, at fair value in our Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in our August 31, 2019 and November 30, 2018 Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2019 (in thousands):

Three Months Ended August 31, 2019
	Balance, May 31, 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2019	Changes in unrealized gains/losses included in earnings relating to instruments still held at August 31, 2019 (1)
Assets:
Trading assets:
Corporate equity securities	$59,572	$12,547	$16,508	$(17,502)	$—	$—	$(20,255)	$50,870	$12,067
Corporate debt securities	8,346	(3,072)	1,175	(1,942)	(85)	—	4,866	9,288	(3,047)
CDOs and CLOs	25,912	(1,499)	—	—	(609)	—	6,454	30,258	(2,097)
Residential mortgage-backed securities	17,266	(1,917)	—	(65)	(22)	—	2,667	17,929	(1,435)
Commercial mortgage-backed securities	12,530	(2,003)	—	(1,703)	(3,362)	—	—	5,462	(3,143)
Other asset-backed securities	43,185	(1,689)	13,497	(6,975)	(5,500)	—	(7,920)	34,598	(1,068)
Loans and other receivables	98,484	(2,847)	26,921	(33,409)	(1,287)	—	(12,299)	75,563	(2,392)
Investments at fair value	408,739	(152,162)	1,067	(296)	—	—	35,135	292,483	(152,162)
FXCM term loan	56,600	2,293	—	—	(303)	—	—	58,590	2,293
Securities purchased under agreements to resell	25,000	—	—	—	—	—	—	25,000	—

Liabilities:
Trading liabilities:
Corporate equity securities	$221	$401	$(221)	$—	$(190)	$—	$—	$211	$(35)
Corporate debt securities	669	(650)	(34)	—	(369)	—	1,586	1,202	649
Commercial mortgage-backed securities	—	—	—	35	—	—	—	35	—
Loans	9,428	(520)	(10,281)	5,384	—	—	12,619	16,630	531
Net derivatives (2)	47,449	(19,519)	—	6,766	(14)	—	16,081	50,763	18,507
Long-term debt (1)	236,562	7,455	—	—	—	114,641	(10,595)	348,063	(8,162)

(1)
Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at August 31, 2019 were gains of $0.7 million.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended August 31, 2019

During the three months ended August 31, 2019, transfers of assets of $79.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Investments at fair value of $35.1 million and loans and other receivables of $23.7 million due to reduced pricing transparency.

During the three months ended August 31, 2019, transfers of assets of $70.3 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $36.0 million and corporate equity securities of $22.1 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended August 31, 2019, transfers of liabilities of $43.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $17.6 million, loans of $13.3 million and structured notes of $11.0 million due to reduced market and pricing transparency.
During the three months ended August 31, 2019, transfers of liabilities of $23.8 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $21.6 million due to greater market transparency.

Net losses on Level 3 assets were $150.3 million and net gains on Level 3 liabilities were $12.8 million for the three months ended August 31, 2019. Net losses on Level 3 assets were primarily due to decreased market values across investments at fair value, corporate debt securities, loans and other receivables and commercial mortgage-backed securities, partially offset by increased market values in the FXCM term loan and across corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased market values across certain derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2019 (in thousands):

Nine Months Ended August 31, 2019
	Balance, November 30, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2019	Changes in unrealized gains/losses included in earnings relating to instruments still held at August 31, 2019 (1)
Assets:
Trading assets:
Corporate equity securities	$52,192	$15,499	$23,172	$(25,431)	$(669)	$—	$(13,893)	$50,870	$14,071
Corporate debt securities	9,484	(4,904)	6,080	(10,544)	(553)	—	9,725	9,288	(5,325)
CDOs and CLOs	36,105	(4,320)	48,112	(43,230)	(3,014)	—	(3,395)	30,258	(6,781)
Residential mortgage-backed securities	19,603	(2,573)	2,166	(2,022)	(171)	—	926	17,929	(2,166)
Commercial mortgage-backed securities	10,886	(2,196)	11	(2,023)	(6,638)	—	5,422	5,462	(4,326)
Other asset-backed securities	53,175	(929)	14,698	(2,494)	(30,623)	—	771	34,598	(961)
Loans and other receivables	46,985	3,933	178,069	(166,496)	(8,379)	—	21,451	75,563	682
Investments at fair value	396,254	(119,110)	42,579	(18,598)	—	—	(8,642)	292,483	(119,110)
FXCM term loan	73,150	(8,669)	1,500	—	(7,391)	—	—	58,590	(8,669)
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—

Liabilities:
Trading liabilities:
Corporate equity securities	$—	$401	$—	$—	$(190)	$—	$—	$211	$(35)
Corporate debt securities	522	(867)	—	—	(524)	—	2,071	1,202	867
Commercial mortgage-backed securities	—	—	—	35	—	—	—	35	—
Loans	6,376	(1,342)	(8,553)	9,929	—	—	10,220	16,630	1,583
Net derivatives (2)	21,614	(48,746)	(2,829)	16,313	1,609	—	62,802	50,763	40,052
Long-term debt (1)	200,745	(5,286)	—	—	(11,250)	204,710	(40,856)	348,063	(4,517)

(1)
Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at August 31, 2019 were gains of $9.8 million.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the nine months ended August 31, 2019

During the nine months ended August 31, 2019, transfers of assets of $60.2 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Loans and other receivables of $30.6 million, other asset-backed securities of $10.8 million and corporate debt securities of $10.5 million due to reduced pricing transparency.

During the nine months ended August 31, 2019, transfers of assets of $47.8 million from Level 3 to Level 2 are primarily attributed to:

•
Corporate equity securities of $14.8 million, other asset-backed securities of $10.0 million, loans and other receivables of $9.2 million and investments at fair value of $8.6 million due to greater pricing transparency supporting classification into Level 2.

During the nine months ended August 31, 2019, transfers of liabilities of $98.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $64.5 million and structured notes of $20.8 million due to reduced market and pricing transparency.
During the nine months ended August 31, 2019, transfers of liabilities of $64.1 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $61.7 million due to greater market transparency.

Net losses on Level 3 assets were $123.3 million and net gains on Level 3 liabilities were $55.8 million for the nine months ended August 31, 2019. Net losses on Level 3 assets were primarily due to decreased market values across investments at fair value, the FXCM term loan, corporate debt securities and CDOs and CLOs, partially offset by increased market values across corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased market values across derivatives and valuations of certain structured notes.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended September 30, 2018 (in thousands):

Three Months Ended September 30, 2018
	Balance, June 30, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2018	Changes in unrealized gains/ losses relating to instruments still held at September 30, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$44,871	$11,796	$17,652	$(23,010)	$(302)	$—	$(1,324)	$49,683	$9,136
Corporate debt securities	28,066	1,057	507	(21,403)	(59)	—	1,483	9,651	(165)
CDOs and CLOs	42,517	(967)	238,281	(240,002)	(2,127)	—	(3,721)	33,981	(3,872)
Residential mortgage-backed securities	3,655	(66)	72	(1,597)	(1)	—	2,891	4,954	90
Commercial mortgage-backed securities	27,239	(222)	8	—	(1,156)	—	(1,953)	23,916	(288)
Other asset-backed securities	55,535	(2,269)	307,358	(290,838)	(4,356)	—	3,875	69,305	(1,124)
Loans and other receivables	64,036	(1,353)	14,932	(23,700)	(3,453)	—	(1,477)	48,985	1,007
Investments at fair value	318,543	2,383	6,051	—	—	—	—	326,977	2,383
FXCM term loan	76,100	1,347	—	—	(3,647)	—	—	73,800	(2,300)
Liabilities:
Trading liabilities:
Corporate equity securities	$87	$326	$—	$—	$—	$—	$—	$413	$(326)
Corporate debt securities	522	39	—	—	996	—	—	1,557	(39)
Sovereign obligations	—	3	(598)	629	—	—	21	55	(124)
Commercial mortgage-backed securities	—	70	—	—	—	—	—	70	(70)
Loans	12,881	(148)	(4,871)	1,787	—	—	(988)	8,661	149
Net derivatives (2)	5,874	1,107	—	—	1,990	—	26	8,997	(2,090)
Long-term debt (1)	160,626	3,004	—	—	—	—	—	163,630	(2,953)

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2018 (in thousands):

Nine Months Ended September 30, 2018
	Balance, December 31, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, September 30, 2018	Changes in unrealized gains/ losses relating to instruments still held at September 30, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$22,270	$31,475	$35,993	$(39,008)	$(2,082)	$—	$1,035	$49,683	$26,852
Corporate debt securities	26,036	1,090	22,204	(38,553)	(2,066)	—	940	9,651	(1,738)
CDOs and CLOs	42,184	(4,123)	242,864	(249,691)	(5,859)	—	8,606	33,981	(7,333)
Residential mortgage-backed securities	26,077	(7,334)	2,018	(12,621)	(6)	—	(3,180)	4,954	316
Commercial mortgage-backed securities	12,419	(1,236)	1,720	(548)	(5,415)	—	16,976	23,916	(2,272)
Other asset-backed securities	61,129	(7,528)	523,045	(495,055)	(12,281)	—	(5)	69,305	(3,307)
Loans and other receivables	47,304	(2,812)	104,009	(98,733)	(14,610)	—	13,827	48,985	(3,769)
Investments at fair value	329,944	3,865	9,791	(17,569)	—	—	946	326,977	3,271
FXCM term loan	72,800	16,432	—	—	(15,432)	—	—	73,800	5,539
Liabilities:
Trading liabilities:
Corporate equity securities	$48	$365	$—	$—	$—	$—	$—	$413	$(365)
Corporate debt securities	522	39	—	—	996	—	—	1,557	(39)
Sovereign obligations	—	3	(598)	629	—	—	21	55	(124)
Commercial mortgage-backed securities	105	(35)	—	—	—	—	—	70	(70)
Loans	3,486	(1,059)	(15,702)	19,409	—	—	2,527	8,661	1,059
Net derivatives (2)	6,746	(1,034)	(6)	—	2,984	296	11	8,997	(2,660)
Long-term debt (1)	—	(25,078)	—	—	—	81,284	107,424	163,630	13,235

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

August 31, 2019
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$45,344
Non-exchange-traded securities		Market approach	Price	$3 to $177	$143
			Underlying stock price	$3 to $5	$4

Corporate debt securities	$9,288	Scenario analysis	Estimated recovery percentage	38% to 49%	42%
			Volatility	44%	—
			Credit spread	750	—
			Underlying stock price	£0.4	—

CDOs and CLOs	$30,258	Discounted cash flows	Constant prepayment rate	15% to 20%	19%
			Constant default rate	1% to 2%	2%
			Loss severity	25% to 30%	27%
			Discount rate/yield	13% to 16%	14%
		Scenario analysis	Estimated recovery percentage	4% to 37%	26%

Residential mortgage-backed securities	$17,929	Discounted cash flows	Cumulative loss rate	2%	—
			Duration (years)	7 years	—
			Discount rate/yield	3%	—

Commercial mortgage-backed securities	$5,462	Discounted cash flows	Cumulative loss rate	80%	—
			Duration (years)	1 year	—
			Discount rate/yield	5%	—
		Scenario analysis	Estimated recovery percentage	44%	—

Other asset-backed securities	$34,598	Discounted cash flows	Cumulative loss rate	7% to 31%	18%
			Duration (years)	1 year to 3 years	2 years
			Discount rate/yield	7% to 12%	11%

Loans and other receivables	$74,057	Market approach	Price	$41 to $100	$81
		Scenario analysis	Estimated recovery percentage	1% to 117%	68%

Derivatives	$13,538
Interest rate swaps		Market approach	Basis points upfront	0 to 7	3

Investments at fair value	$229,586
Private equity securities		Market approach	Price	$8 to $250	$125
		Scenario analysis	Discount rate/yield	20%	—
			Revenue growth	0%	—
		Market approach	Price	$38	—

Investment in FXCM	$58,590
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 1.5 years	1.5 years

Securities purchased under agreements to resell	$25,000	Market approach	Spread to 6 month LIBOR	500	—
			Duration (years)	2 years	—

Trading Liabilities
Loans	$16,630	Market approach	Price	$50 to $98	$78
		Scenario analysis	Estimated recovery percentage	1% to 75%	27%

Derivatives	$65,927
Equity options		Volatility benchmarking	Volatility	29% to 59%	42%
Interest rate swaps		Market approach	Basis points upfront	0 to 10	4
Cross currency swaps			Basis points upfront	2	—
Unfunded commitments			Price	$90	—

Long-term debt	$348,063
Structured notes		Market approach	Price	$89 to $102	$97
			Price	€70 to €103	€89

November 30, 2018
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average
Corporate equity securities	$43,644
Non-exchange-traded securities		Market approach	Price	$1 to $75	$12
			Transaction level	$47	—

Corporate debt securities	$9,484	Market approach	Estimated recovery percentage	46%	—
			Transaction level	$80	—

CDOs and CLOs	$36,105	Discounted cash flows	Constant prepayment rate	10% to 20%	18%
			Constant default rate	1% to 2%	2%
			Loss severity	25% to 30%	26%
			Discount rate/yield	11% to 16%	14%
		Scenario analysis	Estimated recovery percentage	2% to 41%	23%

Residential mortgage-backed securities	$19,603	Discounted cash flows	Cumulative loss rate	4%	—
			Duration (years)	13 years	—
			Discount rate/yield	3%	—
			Loss severity	0%	—
		Market approach	Price	$100	—

Commercial mortgage-backed securities	$9,444	Discounted cash flows	Cumulative loss rate	8% to 85%	45%
			Duration (years)	1 year to 3 years	1 year
			Discount rate/yield	2% to 15%	6%
			Loss severity	64%	—
		Scenario analysis	Estimated recovery percentage	26%	—
			Price	$49	—

Other asset-backed securities	$53,175	Discounted cash flows	Cumulative loss rate	12% to 30%	22%
			Duration (years)	1 year to 2 years	1 year
			Discount rate/yield	6% to 12%	8%
		Market approach	Price	$100	—

Loans and other receivables	$46,078	Market approach	Price	$50 to $100	$96
		Scenario analysis	Estimated recovery percentage	13% to 117%	105%

Derivatives	$4,602
Total return swaps		Market approach	Price	$97	—

Investments at fair value	$368,231
Private equity securities		Market approach	Price	$3 to $250	$108
			Transaction level	$169	—
		Scenario analysis	Discount rate/yield	20%	—
			Revenue growth	0%	—
		Contingent claims analysis	Volatility	25% to 35%	30%
			Duration (years)	4 years	—

Investment in FXCM	$73,150
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months to 0.3 years	0.3 years

Trading Liabilities
Loans	$6,376	Market approach	Price	$50 to $101	$74

Derivatives	$27,536
Equity options		Option model/default rate	Default probability	0%	—
		Volatility benchmarking	Volatility	39% to 62%	50%
Interest rate swaps		Market approach	Price	$20	—
Total return swaps		Market approach	Price	$97	—

Long-term Debt	$200,745
Structured notes		Market approach	Price	$78 to $94	$86
			Price	€68 to €110	€96

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2019 and November 30, 2018, asset exclusions consisted of $72.4 million and $40.3 million, respectively, primarily comprised of investments at fair value, private equity securities, corporate equity securities, loans and other receivables and certain derivatives. At August 31, 2019 and November 30, 2018, liability exclusions consisted of $2.3 million and $0.5 million, respectively, primarily comprised of corporate debt and certain derivatives.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Non-exchange-traded equity securities, corporate debt securities, loans and other receivables, certain derivatives, residential mortgage-backed securities, other asset-backed securities, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a non-exchange-traded security, corporate debt security and private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, total return swaps, interest rate swaps, unfunded commitments, residential mortgage-backed securities, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether Jefferies Group is a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.

•
Loans and other receivables, CDOs and CLOs, commercial mortgage-backed securities, corporate debt and private equity securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the underlying stock price or underlying assets of the financial instruments would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.

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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by Jefferies Group's capital markets businesses. These loans and loan commitments include loans entered into by Jefferies Group's investment banking division in connection with client bridge financing and loan syndications, loans purchased by Jefferies Group's leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by Jefferies Group's leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Trading assets and loan commitments are included in Trading liabilities. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in associated companies in the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. Jefferies Group has also elected the fair value option for certain of its structured notes and securities purchased under agreements to resell, which are managed by Jefferies Group's capital markets businesses and are included in Long-term debt and Securities purchased under agreements to resell in the Consolidated Statements of Financial Condition, respectively. Jefferies Group has elected the fair value option for certain financial instruments held by its subsidiaries as the investments are risk managed by Jefferies Group on a fair value basis. The fair value option may be elected for certain secured financings that arise in connection with Jefferies Group's securitization activities and other structured financings. Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of Jefferies Group's gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
Trading Assets:
Loans and other receivables	$2,040	$14,002	$(5,458)	$7,495

Trading Liabilities:
Loans	$—	$(2,708)	$—	$(2,467)
Loan commitments	$(443)	$(1,695)	$(1,200)	$(1,964)

Long-term Debt:
Changes in instrument specific credit risk (1)	$6,922	$1,401	$34,414	$19,986
Other changes in fair value (2)	$(46,003)	$(6,842)	$(93,311)	$33,626

(1)	Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	August 31, 2019	November 30, 2018
Trading Assets:
Loans and other receivables (1)	$1,356,508	$961,554
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	$139,795	$158,392
Long-term Debt	$59,370	$114,669

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.

(2)
Amounts include all loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $20.9 million and $20.5 million at August 31, 2019 and November 30, 2018, respectively.

The aggregate fair value of Jefferies Group's loans and other receivables on nonaccrual status and/or 90 days or greater past due was $113.4 million and $105.3 million at August 31, 2019 and November 30, 2018, respectively, which includes loans and other receivables 90 days or greater past due of $31.9 million and $19.4 million at August 31, 2019 and November 30, 2018, respectively.

As of December 31, 2017, we owned approximately 46.6 million common shares of HRG Group, Inc. ("HRG"), representing approximately 23% of HRG’s outstanding common shares, which were accounted for under the fair value option. On July 13, 2018, HRG merged into its 62% owned subsidiary, Spectrum Brands. Our approximately 23% owned interest in HRG thereby converted into approximately 14% of the outstanding shares of the re-named company, Spectrum Brands, which we account for under the fair value option. As of August 31, 2019, we owned 7,514,477 common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares. The shares are included in our Consolidated Statements of Financial Condition at fair value of $419.8 million and $371.1 million at August 31, 2019 and November 30, 2018, respectively. The shares were acquired at an aggregate cost of $475.6 million. The change in the fair value of our investment in Spectrum Brands/HRG aggregated $24.0 million and $(48.5) million for the three months ended August 31, 2019 and September 30, 2018, respectively, and $48.8 million and $(228.4) million for the nine months ended August 31, 2019 and September 30, 2018, respectively. One of our officers currently serves as a director on Spectrum Brands board. In September 2019, the Jefferies Board of Directors approved a distribution to stockholders of Jefferies of these Spectrum Brands shares. Jefferies will distribute the 7,514,477 Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to Jefferies stockholders of record as of the close of business on September 30, 2019. We recorded a $451.1 million dividend payable as of the September 16, 2019 declaration date, which was equal to the fair value of Spectrum Brands shares at that time.
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
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $35.0 million and $34.8 million at August 31, 2019 and November 30, 2018, respectively.

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

The following tables present the fair value and related number of derivative contracts at August 31, 2019 and November 30, 2018 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
August 31, 2019 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$38,588	1	$—	—
Total derivatives designated as accounting hedges	38,588		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,766	39,912	873	45,448
Cleared OTC	863,437	3,335	903,989	3,947
Bilateral OTC	539,158	1,865	241,817	474
Foreign exchange contracts:
Exchange-traded	—	191	—	87
Bilateral OTC	552,066	8,566	548,854	8,319
Equity contracts:
Exchange-traded	741,307	1,998,268	1,091,142	1,611,110
Bilateral OTC	228,415	4,073	357,356	4,428
Commodity contracts:
Exchange-traded	1,418	9,523	—	6,239
Bilateral OTC	27,839	2,794	170	1,779
Credit contracts:
Cleared OTC	5,210	12	7,988	16
Bilateral OTC	10,183	34	9,993	21
Total derivatives not designated as accounting hedges	2,970,799		3,162,182

Total gross derivative assets/ liabilities:
Exchange-traded	744,491		1,092,015
Cleared OTC	907,235		911,977
Bilateral OTC	1,357,661		1,158,190
Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(723,158)		(723,158)
Cleared OTC	(871,162)		(881,963)
Bilateral OTC	(900,325)		(994,255)
Net amounts per Consolidated Statement of Financial Condition (4)	$514,742		$562,806
(continued)

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2018 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$29,647	1
Total derivatives designated as accounting hedges	—		29,647

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	924	32,159	513	66,095
Cleared OTC	422,670	2,095	411,833	2,394
Bilateral OTC	372,899	1,398	491,697	816
Foreign exchange contracts:
Exchange-traded	42	538	2	690
Cleared OTC	—	—	36	3
Bilateral OTC	311,228	9,548	314,951	9,909
Equity contracts:
Exchange-traded	1,202,927	2,104,684	2,061,137	1,779,836
Bilateral OTC	207,221	5,126	315,996	2,764
Commodity contracts:
Exchange-traded	27,632	7,272	272	4,185
Bilateral OTC	10,191	1,274	1,445	1,498
Credit contracts:
Cleared OTC	11,204	7	1,556	14
Bilateral OTC	13,768	123	11,618	79
Total derivatives not designated as accounting hedges	2,580,706		3,611,056

Total gross derivative assets/ liabilities:
Exchange-traded	1,231,525		2,061,924
Cleared OTC	433,874		443,072
Bilateral OTC	915,307		1,135,707
Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(1,190,951)		(1,190,951)
Cleared OTC	(407,351)		(418,779)
Bilateral OTC	(815,629)		(903,320)
Net amounts per Consolidated Statement of Financial Condition (4)	$166,775		$1,127,653

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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
Interest rate swaps	$28,052	$(1,161)	$69,843	$(22,363)
Long-term debt	(28,519)	1,221	(72,288)	24,055
Total	$(467)	$60	$(2,445)	$1,692

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
Interest rate contracts	$(89,864)	$13,951	$(193,715)	$36,053
Foreign exchange contracts	(1,839)	(4,781)	269	6,737
Equity contracts	2,236	1,019	(118,354)	(249,546)
Commodity contracts	2,285	(6,845)	4,057	(23,150)
Credit contracts	2,687	20	11,600	760
Total	$(84,495)	$3,364	$(296,143)	$(229,146)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at August 31, 2019 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$18,781	$9,058	$—	$(170)	$27,669
Equity swaps and options	57,345	1	3,579	(3,572)	57,353
Credit default swaps	887	826	—	(81)	1,632
Total return swaps	25,166	70,022	—	(334)	94,854
Foreign currency forwards, swaps and options	112,654	4,740	7	(3,538)	113,863
Fixed income forwards	556	—	—	—	556
Interest rate swaps, options and forwards	76,320	225,447	183,737	(56,767)	428,737
Total	$291,709	$310,094	$187,323	$(64,462)	724,664
Cross product counterparty netting					(26,934)
Total OTC derivative assets included in Trading assets					$697,730

(1)	At August 31, 2019, we held net exchange-traded derivative assets, other derivative assets and other credit agreements with a fair value of $30.3 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At August 31, 2019, cash collateral received was $213.2 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$170	$—	$—	$(170)	$—
Equity swaps and options	8,679	123,854	49,873	(3,572)	178,834
Credit default swaps	35	6,291	—	(81)	6,245
Total return swaps	77,259	25,160	—	(334)	102,085
Foreign currency forwards, swaps and options	108,267	2,758	2,984	(3,538)	110,471
Fixed income forwards	868	—	—	—	868
Interest rate swaps, options and forwards	42,416	43,161	109,564	(56,767)	138,374
Total	$237,694	$201,224	$162,421	$(64,462)	536,877
Cross product counterparty netting					(26,934)
Total OTC derivative liabilities included in Trading liabilities					$509,943

(1)
At August 31, 2019, we held net exchange-traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $370.8 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At August 31, 2019, cash collateral pledged was $318.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At August 31, 2019, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$169,620
BBB- to BBB+	47,945
BB+ or lower	275,252
Unrated	204,913
Total	$697,730

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

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for Jefferies Group's written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
August 31, 2019
Credit protection sold:
Index credit default swaps	$—	$96.8	$—	$96.8
Single name credit default swaps	$7.6	$31.6	$32.9	$72.1

November 30, 2018
Credit protection sold:
Index credit default swaps	$25.7	$167.4	$—	$193.1
Single name credit default swaps	$57.7	$84.5	$3.0	$145.2

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

	August 31, 2019	November 30, 2018
Derivative instrument liabilities with credit-risk-related contingent features	$113.7	$93.5
Collateral posted	$(80.0)	$(61.5)
Collateral received	$57.0	$91.5
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	$90.6	$123.3

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

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Total
August 31, 2019
Corporate equity securities	$1,952,304	$147,845	$2,100,149
Corporate debt securities	174,936	1,946,659	2,121,595
Mortgage- and asset-backed securities	—	2,041,563	2,041,563
U.S. government and federal agency securities	55,625	13,423,223	13,478,848
Municipal securities	—	429,925	429,925
Sovereign obligations	—	2,433,727	2,433,727
Loans and other receivables	—	900,140	900,140
Total	$2,182,865	$21,323,082	$23,505,947

November 30, 2018
Corporate equity securities	$1,505,218	$487,124	$1,992,342
Corporate debt securities	333,221	1,853,309	2,186,530
Mortgage- and asset-backed securities	249	2,820,543	2,820,792
U.S. government and federal agency securities	—	8,181,947	8,181,947
Municipal securities	—	604,274	604,274
Sovereign obligations	—	2,945,521	2,945,521
Loans and other receivables	—	300,768	300,768
Total	$1,838,688	$17,193,486	$19,032,174

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
August 31, 2019
Securities lending arrangements	$1,305,512	$70,319	$635,864	$171,170	$2,182,865
Repurchase agreements	9,207,762	2,376,018	3,897,096	5,842,206	21,323,082
Total	$10,513,274	$2,446,337	$4,532,960	$6,013,376	$23,505,947

November 30, 2018
Securities lending arrangements	$807,347	$—	$560,417	$470,924	$1,838,688
Repurchase agreements	7,849,052	1,915,325	6,042,951	1,386,158	17,193,486
Total	$8,656,399	$1,915,325	$6,603,368	$1,857,082	$19,032,174

Jefferies Group receives securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. Jefferies Group also receives securities as collateral in connection with securities-for-securities transactions in which it is the lender of securities. In many instances, Jefferies Group is permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2019 and November 30, 2018, the approximate fair value of securities received as collateral by Jefferies Group that may be sold or repledged was $31.1 billion and $23.1 billion, respectively. At August 31, 2019 and November 30, 2018, a substantial portion of the securities received by Jefferies Group have been sold or repledged.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at August 31, 2019
Securities borrowing arrangements	$7,895,149	$—	$7,895,149	$(707,436)	$(1,653,688)	$5,534,025
Reverse repurchase agreements	17,586,096	(13,086,101)	4,499,995	(454,507)	(3,817,544)	227,944

Liabilities at August 31, 2019
Securities lending arrangements	$2,182,865	$—	$2,182,865	$(707,436)	$(1,452,911)	$22,518
Repurchase agreements	21,323,082	(13,086,101)	8,236,981	(454,507)	(6,269,894)	1,512,580

Assets at November 30, 2018
Securities borrowing arrangements	$6,538,212	$—	$6,538,212	$(468,778)	$(1,193,986)	$4,875,448
Reverse repurchase agreements	11,336,175	(8,550,417)	2,785,758	(609,225)	(2,126,730)	49,803

Liabilities at November 30, 2018
Securities lending arrangements	$1,838,688	$—	$1,838,688	$(468,778)	$(1,343,704)	$26,206
Repurchase agreements	17,193,486	(8,550,417)	8,643,069	(609,225)	(7,070,967)	962,877

(1)
Under master netting agreements with its counterparties, Jefferies Group has the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by a counterparty in the event of a counterparty’s default, but which are not netted in the Consolidated Statements of Financial Condition because other netting provisions of GAAP are not met.

(2)
Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(3)
At August 31, 2019, amounts include $5,473.0 million of securities borrowing arrangements, for which Jefferies Group has received securities collateral of $5,322.7 million, and $382.9 million of repurchase agreements, for which Jefferies Group has pledged securities collateral of $392.4 million, which are subject to master netting agreements, but Jefferies Group has not determined the agreements to be legally enforceable. At November 30, 2018, amounts include $4,825.7 million of securities borrowing arrangements, for which Jefferies Group has received securities collateral of $4,711.7 million, and $931.7 million of repurchase agreements, for which Jefferies Group has pledged securities collateral of $963.6 million, which are subject to master netting agreements, but Jefferies Group has not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $658.3 million and $708.0 million at August 31, 2019 and November 30, 2018, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to Jefferies Group's securitizations that were accounted for as sales in which it had continuing involvement (in millions):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
Transferred assets	$789.3	$1,865.5	$2,894.4	$5,665.9
Proceeds on new securitizations	$789.3	$1,866.2	$2,966.3	$5,668.6
Cash flows received on retained interests	$16.8	$17.2	$47.2	$35.7

Jefferies Group has no explicit or implicit arrangements to provide additional financial support to these SPEs, has no liabilities related to these SPEs and has no outstanding derivative contracts executed in connection with these securitizations at August 31, 2019 and November 30, 2018.

The following table summarizes Jefferies Group's retained interests in SPEs where it transferred assets and has continuing involvement and received sale accounting treatment (in millions):

	August 31, 2019		November 30, 2018
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$11,351.8	$123.8	$13,633.5	$365.3
U.S. government agency commercial mortgage-backed securities	$1,374.9	$48.4	$2,027.6	$185.6
CLOs	$3,430.0	$29.8	$3,512.0	$20.9
Consumer and other loans	$975.0	$56.8	$604.1	$48.9

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

Proceeds from the maturities and sales of available for sale securities during the nine months ended August 31, 2019, were primarily invested in prime and government money market funds, which are classified as Cash and cash equivalents in the Consolidated Statement of Financial Condition at August 31, 2019.

At August 31, 2019 and November 30, 2018, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $195.3 million and $230.0 million, respectively. Impairments of $2.3 million and $0.0 million were recognized on these investments during the nine months ended August 31, 2019 and September 30, 2018, respectively. There were no unrealized gains or losses recognized on these investments during the nine months ended August 31, 2019 and September 30, 2018.

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

	August 31, 2019	November 30, 2018
Securities purchased under agreement to resell (1)	$1,822.1	$883.1
Receivables	676.4	626.0
Other	49.0	78.4
Total assets	$2,547.5	$1,587.5

Other secured financings (2)	$2,508.0	$1,535.3
Other (3)	29.6	45.9
Total liabilities	$2,537.6	$1,581.2

(1)	Securities purchased under agreements to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)	Approximately $1.0 million of the secured financings represent amounts held by Jefferies Group in inventory and are eliminated in consolidation at November 30, 2018.

(3)	Includes $27.3 million and $44.1 million at August 31, 2019 and November 30, 2018, respectively, of intercompany payables that are eliminated in consolidation.

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

At August 31, 2019 and November 30, 2018, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt. During the nine months ended August 31, 2019, automobile loan receivables aggregating $227.4 million were securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital’s two credit facilities.

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
August 31, 2019
CLOs	$127.1	$0.9	$804.6	$8,062.8
Consumer loan and other asset-backed vehicles	525.1	—	668.8	3,020.6
Related party private equity vehicles	28.7	—	46.2	83.7
Other investment vehicles	504.9	—	522.8	8,559.9
Total	$1,185.8	$0.9	$2,042.4	$19,727.0

November 30, 2018
CLOs	$45.2	$—	$571.4	$3,281.9
Consumer loan and other asset-backed vehicles	462.1	—	807.1	3,273.1
Related party private equity vehicles	35.5	—	53.5	108.3
Other investment vehicles	203.6	—	214.7	5,719.1
Total	$746.4	$—	$1,646.7	$12,382.4

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

Related Party Private Equity Vehicles. Jefferies Group committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, Jefferies Group committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Jefferies Group's variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide Jefferies Group with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At August 31, 2019 and November 30, 2018, Jefferies Group's total equity commitment in the JCP Entities was $139.3 million and $139.3 million, respectively, of which $121.7 million and $121.3 million, respectively, had been funded. The carrying value of Jefferies Group's equity investments in the JCP Entities was $28.7 million and $35.5 million at August 31, 2019 and November 30, 2018, respectively. Jefferies Group's exposure to loss is limited to the total of its carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $504.9 million and $203.6 million at August 31, 2019 and November 30, 2018, respectively. Our unfunded equity commitment related to these investments totaled $18.0 million and $11.1 million at August 31, 2019 and November 30, 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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

At August 31, 2019 and November 30, 2018, Jefferies Group held $1,712.9 million and $2,913.0 million of agency mortgage-backed securities, respectively, and $191.2 million and $170.5 million of non-agency mortgage- and other asset-backed securities, respectively, as a result of its secondary trading and market-making activities, and underwriting, placement and structuring activities. Jefferies Group's maximum exposure to loss on these securities is limited to the carrying value of its investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about Jefferies Group's variable interests in nonconsolidated VIEs.

FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($58.6 million) and the investment in associated company ($72.8 million), which totaled $131.4 million at August 31, 2019.

Note 9.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the nine months ended August 31, 2019 and September 30, 2018 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Income (losses) related to Jefferies Group's associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2019
Jefferies Finance	$728,560	$—	$1,035	$(58,682)	$—	$670,913
Berkadia (2)	245,228	—	72,231	(47,682)	722	270,499
National Beef	653,630	137,918	—	(72,767)	(10)	718,771
FXCM (3)	75,031	(5,589)	—	3,500	(134)	72,808
Linkem (4)	165,157	(20,696)	—	82,178	(8,226)	218,413
HomeFed (5)	337,542	7,902	—	—	(345,444)	—
HomeFed's associated companies	—	—	—	(3,054)	198,273	195,219
Other (4)	212,184	2,231	(1,652)	(13,958)	869	199,674
Total	$2,417,332	$121,766	$71,614	$(110,465)	$(153,950)	$2,346,297

2018
Jefferies Finance	$655,467	$—	$36,497	$43,470	$—	$735,434
Berkadia (2)	210,594	80,092	—	(42,064)	(1,054)	247,568
National Beef	—	83,287	—	(48,656)	592,239	626,870
FXCM (3)	158,856	(19,322)	—	—	(513)	139,021
Garcadia companies (6)	179,143	21,646	—	(26,962)	(173,827)	—
Linkem	192,136	(20,534)	—	542	(3,601)	168,543
HomeFed	341,874	(3,338)	—	—	—	338,536
Other	328,759	(57,511)	(5,810)	(60,630)	(9,879)	194,929
Total	$2,066,829	$84,320	$30,687	$(134,300)	$403,365	$2,450,901

(1)	Primarily classified in Other revenues.

(2)	In the fourth quarter of 2018, we transferred our interest in Berkadia to Jefferies Group.

(3)
As further described in Note 3, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included in Loans to and investments in associated companies and our term loan is included in Trading assets, at fair value in our Consolidated Statements of Financial Condition.

(4)	Loans to and investments in associated companies at August 31, 2019 include loans and debt securities aggregating $83.7 million related to Linkem and Other.

(5)
As further described in Note 1, during the third quarter of 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis.

(6)	During the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
National Beef	$75,867	$58,886	$137,918	$83,287
Berkadia	—	28,350	—	80,092
FXCM	(573)	(4,282)	(5,589)	(19,322)
Garcadia companies	—	691	—	21,646
Linkem	(12,115)	(7,770)	(20,696)	(20,534)
HomeFed	8,419	(7,783)	7,902	(3,338)
Other (1)	685	(49,225)	2,231	(57,511)
Total	$72,283	$18,867	$121,766	$84,320

(1) Includes an impairment charge of $47.9 million related to Golden Queen Mining Company, LLC ("Golden Queen") during the three and nine months ended September 30, 2018. In the third quarter of 2018, Golden Queen completed an updated mine plan and financial projections reflecting lower grades of gold as well as a decrease in the market price of gold. As a result of lower projected cash flows, we engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in Golden Queen. Our estimate of fair value was based on a discounted cash flow analysis and was categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future Golden Queen cash flows and a discount rate of 12%. The result of our analysis indicated that the estimated fair value of our equity interest in Golden Queen was $62.3 million, which was $47.9 million lower than our prior carrying value at the end of the second quarter. We concluded based on lower projected cash flows and a decline in the market price of gold that the decline in fair value of our equity interest was other than temporary. As such, an impairment charge of $47.9 million was recorded in Income (loss) related to associated companies in the three and nine months ended September 30, 2018.

Income (losses) related to Jefferies Group's associated companies (primarily classified in Other revenues) includes the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
Jefferies Finance	$(6,901)	$5,931	$1,035	$36,497
Berkadia	24,286	—	72,231	—
Other	(92)	(78)	(1,652)	(5,810)
Total	$17,293	$5,853	$71,614	$30,687

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

At August 31, 2019, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At August 31, 2019, $643.7 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2020 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at August 31, 2019 and November 30, 2018. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2020 with automatic one year extensions absent a 60-day termination notice by either party. At August 31, 2019 and November 30, 2018, none of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $0.3 million and $0.3 million during the three months ended August 31, 2019 and September 30, 2018, respectively, and $0.9 million and $2.0 million during the nine months ended August 31, 2019 and September 30, 2018, respectively.

Jefferies Group engages in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, Jefferies Group earned fees of $44.6 million and $71.1 million during the three months ended August 31, 2019 and September 30, 2018, respectively, and $135.8 million and $282.1 million during the nine months ended August 31, 2019 and September 30, 2018, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations. In addition, Jefferies Group paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $8.2 million and $12.1 million during the three months ended August 31, 2019 and September 30, 2018, respectively, and $21.8 million and $45.5 million during the nine months ended August 31, 2019 and September 30, 2018, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.

Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees of $1.0 million and $0.4 million during the three months ended August 31, 2019 and September 30, 2018, respectively, and $2.3 million and $3.1 million during the nine months ended August 31, 2019 and September 30, 2018, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations. At August 31, 2019 and November 30, 2018, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Trading assets. Additionally, Jefferies Group has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by CLOs. Gains (losses) related to the derivative contracts were not material.

Jefferies Group acted as underwriter in connection with terms loans issued by Jefferies Finance. Underwriting fees charged to Jefferies Finance were $2.9 million and $0.0 million during the three months ended August 31, 2019 and September 30, 2018, respectively, and $3.9 million and $0.3 million during the nine months ended August 31, 2019 and September 30, 2018, respectively. Under a service agreement, Jefferies Group charged Jefferies Finance $12.3 million and $13.3 million during the three months ended August 31, 2019 and September 30, 2018, respectively, and $50.6 million and $48.3 million during the nine months ended August 31, 2019 and September 30, 2018, respectively, for services provided. At August 31, 2019, Jefferies Group had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $12.9 million and a payable to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition, of $13.7 million. At November 30, 2018, Jefferies Group had a receivable from Jefferies Finance, included in Other assets in the Consolidated Statement of Financial Condition, of $35.2 million and a payable to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition, of $14.1 million.

Jefferies Group enters into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts Jefferies Group had $2.1 million recorded in Trading liabilities in our Consolidated Statement of Financial Condition at August 31, 2019 and $0.2 million recorded in Payables, expense accruals and other liabilities and $0.4 million included in Trading liabilities in our Consolidated Statement of Financial Condition at November 30, 2018.

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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At August 31, 2019, the aggregate amount of commercial paper outstanding was $1.47 billion.

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
Linkem

We own approximately 42% of the common shares of Linkem, a fast-growing fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 54% of Linkem’s common equity at August 31, 2019. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $58.4 million at August 31, 2019. These shareholder loans bear interest at 5% per annum and are due June 30, 2024. We account for our equity interest in Linkem on a two month lag.

HomeFed

Through June 30, 2019, we owned an approximate 70% equity interest of HomeFed’s outstanding common shares; however, we had contractually agreed to limit our voting rights such that we would not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us were voted. HomeFed develops and owns residential and mixed-use real estate properties. HomeFed was a public company traded on the Over-the-Counter Bulletin Board (Symbol: HOFD). As a result of a 1998 distribution to all of our shareholders, approximately 5% of HomeFed was beneficially owned by our Chairman at June 30, 2019. Three of our executives served on the board of directors of HomeFed, including our Chairman who served as HomeFed’s Chairman, and our President. Since we did not control HomeFed, our investment in HomeFed was accounted for under the equity method as an investment in an associated company. We accounted for our equity interest in HomeFed on a two month lag.
On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. In connection with the merger, HomeFed stockholders received two shares of our common stock for each share of HomeFed common stock. A total of 9.3 million shares were issued.
HomeFed's Associated Companies

HomeFed's equity method investments primarily consist of its interests in Brooklyn Renaissance Plaza and Hotel and RedSky JZ Fulton Investors. HomeFed accounts for its equity interests on a two month lag.

Brooklyn Renaissance Plaza is comprised of a hotel operated by Marriott, an office building complex and a parking garage located in Brooklyn, New York. HomeFed owns a 25.8% equity interest in the hotel and a 61.25% equity interest in the office building and garage. Although HomeFed has a majority interest in the office building and garage, it does not have control, but only has the ability to exercise significant influence on this investment. As such, HomeFed accounts for the office building and garage under the equity method of accounting.

HomeFed formed a joint venture partnership with RedSky JZ Fulton Holdings, LLC, for the acquisition and possible redevelopment of a development site located on the Fulton Mall corridor in Downtown Brooklyn, New York. The property consists of 15 separate tax lots, divided into two premier development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights. HomeFed has a 49% membership in the joint venture.

Other

The following table provides required summarized data for certain equity method investments. The table includes Jefferies Finance and Berkadia for the nine months ended August 31, 2019 and September 30, 2018, and National Beef for the nine months ended August 31, 2019 and for the period subsequent to the closing of the transaction with Marfrig on June 5, 2018 through September 30, 2018 (in thousands):

	For the Nine Months Ended
	August 31, 2019	September 30, 2018
Revenues	$7,067,180	$3,341,369
Income from continuing operations before extraordinary items	$654,014	$591,191
Net income	$654,014	$591,191

Note 10.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	August 31, 2019	November 30, 2018
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,225	$8,524

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $108,565 and $102,579	61,400	67,894
Trademarks and tradenames, net of accumulated amortization of $23,697 and $21,086	103,903	107,262
Other, net of accumulated amortization of $4,566 and $4,339 (1)	13,310	4,611
Total intangible assets, net	186,838	188,291

Goodwill:
Jefferies Group	1,694,785	1,698,381
HomeFed (1)	36,711	—
Other operations	3,459	3,459
Total goodwill	1,734,955	1,701,840

Total intangible assets, net and goodwill	$1,921,793	$1,890,131

(1) In connection with the acquisition of the remaining interest in HomeFed, $11.0 million was preliminarily allocated to intangible assets, primarily relating to lease contracts, and $4.3 million was preliminarily allocated to goodwill. In addition, associated with the acquisition, we also preliminarily recorded $32.4 million of goodwill generated by the establishment of $32.4 million of deferred tax liabilities related to allocated value exceeding the tax basis of some of the HomeFed net assets.

Amortization expense on intangible assets included in Income from continuing operations was $4.0 million and $3.3 million for the three months ended August 31, 2019 and September 30, 2018, respectively, and $10.6 million and $9.9 million for the nine months ended August 31, 2019 and September 30, 2018, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$4,038
2020	$15,221
2021	$14,748
2022	$11,460
2023	$10,077

Goodwill and Intangible Impairment Testing

We performed our annual impairment testing of Jefferies Group goodwill as of August 1, 2019. The quantitative goodwill impairment test is performed at our reporting unit level and consists of two steps. In the first step, the fair value of the reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.

The estimated fair value of Jefferies Group is based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process for Jefferies Group at August 1, 2019. The results of our annual goodwill impairment test for Jefferies Group did not indicate any goodwill impairment.

Jefferies Group performed its annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2019. Jefferies Group elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of its indefinite-life intangible assets. With regard to its qualitative assessment of the remaining indefinite-life intangible assets, based on its assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, Jefferies Group has concluded that it is not more likely than not that the intangible assets are impaired.

Note 11.  Short-Term Borrowings

Jefferies Group's short-term borrowings, which mature in one year or less, are as follows (in thousands):

	August 31, 2019	November 30, 2018
Bank loans	$518,914	$330,942
Floating rate puttable notes	—	56,550
Total short-term borrowings	$518,914	$387,492

At August 31, 2019 and November 30, 2018, the weighted average interest rate on short-term borrowings outstanding was 3.42% and 3.08% per annum, respectively.

Jefferies Group's floating rate puttable notes with a principal amount of €50.0 million matured on July 29, 2019.

On March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance, which was repaid on May 15, 2019. See Note 9 for further information.

On December 27, 2018, one of Jefferies Group's subsidiaries entered into a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million, which is included in bank loans. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the nine months ended August 31, 2019, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Credit Facility.

The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Intraday Credit Facility") to Jefferies Group for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At August 31, 2019, Jefferies Group was in compliance with debt covenants under the Intraday Credit Facility.

Note 12.  Long-Term Debt

The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	August 31, 2019	November 30, 2018
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$744,297	$743,397
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,758	246,719
Total long-term debt – Parent Company	991,055	990,116

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
8.50% Senior Notes, due July 15, 2019, $0 and $680,800 principal	—	699,659
2.375% Euro Medium Term Notes, due May 20, 2020, $548,950 and $565,500 principal	548,566	564,702
6.875% Senior Notes, due April 15, 2021, $750,000 principal	779,078	791,814
2.25% Euro Medium Term Notes, due July 13, 2022, $4,392 and $4,524 principal	4,171	4,243
5.125% Senior Notes, due January 20, 2023, $600,000 principal	610,762	612,928
1.00% Euro Medium Term Notes, due July 19, 2024, $548,950 and $0 principal	546,855	—
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	782,156	709,484
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	371,998	373,669
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	988,440	987,788
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	511,363	511,662
6.50% Senior Notes, due January 20, 2043, $400,000 principal	420,338	420,625
Structured Notes (2)	1,014,509	686,170
Jefferies Group Revolving Credit Facility	188,927	183,539
HomeFed EB-5 Program debt	131,395	—
Other	79,172	81,164
Total long-term debt – subsidiaries	6,977,730	6,627,447

Long-term debt	$7,968,785	$7,617,563

(1)
Amount includes a loss of $72.3 million and a gain of $24.1 million during the nine months ended August 31, 2019 and September 30, 2018, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 4 for further information.

(2)
These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenues.

Subsidiary Debt:

Structured notes with a total principal amount of approximately $283.2 million, net of retirements, were issued by Jefferies Group during the nine months ended August 31, 2019. In addition, on July 19, 2019, under its $2.5 billion Euro Medium Term Note Program, Jefferies Group issued 1.000% senior unsecured notes with a principal amount of $553.6 million, due 2024. Proceeds amounted to $551.4 million. Additionally, during the nine months ended August 31, 2019, Jefferies Group repaid $680.8 million of its 8.50% Senior Notes.

Jefferies Group has a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of Jefferies Groups subsidiaries. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The obligations of certain of Jefferies Group's subsidiaries under the Jefferies Group Revolving Credit Facility are secured by substantially all its assets. At August 31, 2019, Jefferies Group was in compliance with the debt covenants under the Jefferies Group Revolving Credit Facility.

At August 31, 2019, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $175.0 million, which mature in May 2021. One of the credit facilities bears interest based on the three month LIBOR plus a credit spread fixed through its maturity and the other credit facility bears interest based on the one month LIBOR plus a credit spread fixed through its maturity. As a condition of the credit facilities, Foursight Capital is obligated to maintain cash reserves to comply with the hedging requirements of the credit commitment. At August 31, 2019 and November 30, 2018, no amounts were outstanding under Foursight Capital's credit facilities.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At August 31, 2019, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. $124.5 million of the debt matures in 2024 (including extension options) and the remainder matures in 2026 (including extension options).

Note 13.  Mezzanine Equity

Redeemable Noncontrolling Interests

The following table shows the activity of National Beef’s redeemable noncontrolling interests (prior to its deconsolidation in June 2018) during the nine months ended September 30, 2018 (in thousands):

Balance, January 1, 2018	$412,128
Income allocated to redeemable noncontrolling interests	37,141
Distributions to redeemable noncontrolling interests	(70,681)
Increase in fair value of redeemable noncontrolling interests	21,404
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustment prior to deconsolidation	(237,669)
Deconsolidation of National Beef	(162,323)
Balance, September 30, 2018	$—

At August 31, 2019 and November 30, 2018, redeemable noncontrolling interests include other redeemable noncontrolling interests of $27.1 million and $19.8 million, respectively, primarily related to our oil and gas exploration and development businesses.

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

In the third quarter of 2018, we increased our quarterly dividend from $0.10 to $0.125 per common share. These increased the preferred stock dividend from $3.6 million for the nine months ended September 30, 2018 to $3.8 million for the nine months ended August 31, 2019. Based on our current quarterly dividend of $0.125 per common share, the effective rate on these Preferred Shares is approximately 4.1%. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

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

Stock-Based Compensation Expense. Compensation and benefits expense included $12.2 million and $12.8 million for the three months ended August 31, 2019 and September 30, 2018, respectively, and $37.0 million and $38.0 million for the nine months ended August 31, 2019 and September 30, 2018, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $3.0 million and $4.0 million for the three months ended August 31, 2019 and September 30, 2018, respectively, and $9.3 million and $10.0 million for the nine months ended August 31, 2019 and September 30, 2018, respectively. At August 31, 2019, total unrecognized compensation cost related to nonvested share-based compensation plans was $92.5 million; this cost is expected to be recognized over a weighted average period of three years.

At August 31, 2019, there were 2,074,000 shares of restricted stock outstanding with future service required, 6,049,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 14,592,000 RSUs outstanding with no future service required and 919,000 shares issuable under other plans. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 21,560,000.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At August 31, 2019, the remaining unamortized amount of the restricted cash awards was $498.1 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of three years.

Note 15.  Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	August 31, 2019	November 30, 2018
Net unrealized gains on available for sale securities	$231	$542,832
Net unrealized foreign exchange losses	(232,665)	(193,402)
Net unrealized gains (losses) on instrument specific credit risk	20,805	(5,728)
Net unrealized gains on cash flow hedges	—	470
Net minimum pension liability	(54,823)	(55,886)
	$(266,452)	$288,286

Amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	For the Nine Months Ended
	August 31, 2019	September 30, 2018
Net unrealized gains (losses) on available for sale securities, net of income tax provision (benefit) of $(545,054) and $37	$543,178	$105	Other revenues and Income tax provision (benefit)
Net unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $0 and $(16)	—	20,459	Other revenues and Selling, general and other expenses
Net unrealized (gains) losses on instrument specific credit risk, net of income tax provision (benefit) of $(166) and $126	(493)	371	Principal transactions revenues
Net unrealized gains on cash flow hedges, net of income tax provision (benefit) of $161 and $0	470	—	Other revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(361) and $(508)	(1,063)	(1,398)	Selling, general and other expenses, which includes pension expense
Other pension, net of income tax benefit of $0 and $0	—	(5,344)	Compensation and benefits expense
Total reclassifications for the period, net of tax	$542,092	$14,193

During the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the nine months ended August 31, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of recent steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts.

The remaining net unrealized gains on available for sale securities at August 31, 2019 represents Jefferies Group's share of Berkadia's net unrealized gains on available for sale securities recorded under the equity method of accounting.
In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, Jefferies Group acquired a defined benefit pension plan located in Germany (the "German Pension Plan") for the benefit of eligible employees of Jefferies Bache in that territory. On December 28, 2017, a Liquidation Insurance Contract was entered into between Jefferies Bache Limited and Generali Lebensversicherung AG ("Generali") to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018 and released Jefferies Group from any and all obligations under the German Pension Plan. This transaction was completed in the first quarter of 2018. In connection with the transfer of the German Pension Plan, $5.3 million was reclassified to Compensation and benefits expense in the Consolidated Statement of Operations from Accumulated other comprehensive income (loss) during the nine months ended September 30, 2018.

Note 16. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
Revenues from contracts with customers:
Commissions and other fees (1)	$171,000	$162,578	$493,560	$481,672
Investment banking	410,796	460,043	1,126,479	1,400,331
Manufacturing revenues	82,565	94,029	248,227	307,129
Other	70,066	63,429	186,175	153,916
Total revenues from contracts with customers	734,427	780,079	2,054,441	2,343,048

Other sources of revenue:
Principal transactions	(20,920)	116,204	465,451	315,622
Interest income	410,467	336,736	1,243,278	939,272
Other	99,182	225,958	165,369	265,972
Total revenues from other sources	488,729	678,898	1,874,098	1,520,866

Total revenues	$1,223,156	$1,458,977	$3,928,539	$3,863,914

(1) During the third quarter of 2019, Jefferies Group has reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to its clients. These fees were previously presented as Other revenues in our Consolidated Statements of Operations and are now presented within Commissions and other fees. There is no impact on Total revenues as a result of this change in presentation. Previously reported results are presented on a comparable basis.

Revenues from contracts with customers are recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (the "transaction price"). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties.

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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
Major Business Activity:	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total

Three months ended August 31, 2019
Jefferies Group:
Equities (1)	$167,528	$—	$—	$(3)	$167,525
Fixed Income (1)	3,475	—	—	—	3,475
Investment Banking - Capital markets	199,183	—	—	(1,737)	197,446
Investment Banking - Advisory	213,350	—	—	—	213,350
Asset Management	3,340	—	—	—	3,340
Manufacturing revenues	—	82,565	—	—	82,565
Oil and gas revenues	—	45,012	—	—	45,012
Other revenues	—	21,714	—	—	21,714
Total revenues from contracts with customers	$586,876	$149,291	$—	$(1,740)	$734,427

Primary Geographic Region:
Americas	$478,920	$148,808	$—	$(47)	$627,681
Europe, Middle East and Africa	90,293	226	—	(1,693)	88,826
Asia	17,663	257	—	—	17,920
Total revenues from contracts with customers	$586,876	$149,291	$—	$(1,740)	$734,427

Three months ended September 30, 2018
Jefferies Group:
Equities (1)	$159,693	$—	$—	$(122)	$159,571
Fixed Income (1)	3,007	—	—	—	3,007
Investment Banking - Capital markets	277,735	—	—	—	277,735
Investment Banking - Advisory	187,591	—	—	(5,283)	182,308
Asset Management	5,184	—	—	—	5,184
Manufacturing revenues	—	94,029	—	—	94,029
Oil and gas revenues	—	46,506	—	—	46,506
Other revenues	—	11,739	—	—	11,739
Total revenues from contracts with customers	$633,210	$152,274	$—	$(5,405)	$780,079

Primary Geographic Region:
Americas	$551,403	$151,687	$—	$(5,405)	$697,685
Europe, Middle East and Africa	62,914	514	—	—	63,428
Asia	18,893	73	—	—	18,966
Total revenues from contracts with customers	$633,210	$152,274	$—	$(5,405)	$780,079

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

	Reportable Segments
Major Business Activity:	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total

Nine months ended August 31, 2019
Jefferies Group:
Equities (1)	$483,771	$—	$—	$(283)	$483,488
Fixed Income (1)	10,072	—	—	—	10,072
Investment Banking - Capital markets	555,830	—	—	(1,737)	554,093
Investment Banking - Advisory	572,386	—	—	—	572,386
Asset Management	14,559	—	—	—	14,559
Manufacturing revenues	—	248,227	—	—	248,227
Oil and gas revenues	—	129,029	—	—	129,029
Other revenues	—	42,587	—	—	42,587
Total revenues from contracts with customers	$1,636,618	$419,843	$—	$(2,020)	$2,054,441

Primary Geographic Region:
Americas	$1,296,864	$418,840	$—	$(327)	$1,715,377
Europe, Middle East and Africa	286,346	683	—	(1,693)	285,336
Asia	53,408	320	—	—	53,728
Total revenues from contracts with customers	$1,636,618	$419,843	$—	$(2,020)	$2,054,441

Nine months ended September 30, 2018
Jefferies Group:
Equities (1)	$471,683	$—	$—	$(522)	$471,161
Fixed Income (1)	10,511	—	—	—	10,511
Investment Banking - Capital markets	809,884	—	—	—	809,884
Investment Banking - Advisory	595,730	—	—	(5,283)	590,447
Asset Management	16,130	—	—	—	16,130
Manufacturing revenues	—	307,129	—	—	307,129
Oil and gas revenues	—	106,741	—	—	106,741
Other revenues	—	31,045	—	—	31,045
Total revenues from contracts with customers	$1,903,938	$444,915	$—	$(5,805)	$2,343,048

Primary Geographic Region:
Americas	$1,644,633	$443,718	$—	$(5,805)	$2,082,546
Europe, Middle East and Africa	203,103	976	—	—	204,079
Asia	56,202	221	—	—	56,423
Total revenues from contracts with customers	$1,903,938	$444,915	$—	$(5,805)	$2,343,048

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at August 31, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at August 31, 2019.

Jefferies Group recognized $9.6 million and $4.4 million during the three months ended August 31, 2019 and September 30, 2018, respectively, and $27.2 million and $18.3 million during the nine months ended August 31, 2019 and September 30, 2018, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, Jefferies Group recognized $6.0 million and $4.6 million during the three months ended August 31, 2019 and September 30, 2018, respectively, and $15.8 million and $13.5 million during the nine months ended August 31, 2019 and September 30, 2018, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and it has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $276.7 million and $250.6 million at August 31, 2019 and November 30, 2018, respectively. We had no significant impairments related to these receivables during the three and nine months ended August 31, 2019 and September 30, 2018.

Jefferies Group's deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Our deferred revenue, which primarily relates to Jefferies Group, was $12.9 million and $14.2 million at August 31, 2019 and November 30, 2018, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended August 31, 2019, we recognized $9.6 million of deferred revenue from the balance at May 31, 2019. During the three months ended September 30, 2018, we recognized $6.3 million of deferred revenue from the balance at June 30, 2018. During the nine months ended August 31, 2019, we recognized $9.8 million of deferred revenue from the balance at November 30, 2018. During the nine months ended September 30, 2018, we recognized $12.9 million of deferred revenue from the balance at December 31, 2017.
Contract Costs
Jefferies Group capitalizes costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At August 31, 2019 and November 30, 2018, Jefferies Group's capitalized costs to fulfill a contract were $4.4 million and $4.7 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. Jefferies Group recognized expenses of $1.6 million and $1.5 million during the three months ended August 31, 2019 and September 30, 2018, respectively, and $3.8 million and $1.5 million, during the nine months ended August 31, 2019 and September 30, 2018, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended August 31, 2019 and September 30, 2018. At August 31, 2019 and November 30, 2018, capitalized costs related to our other subsidiaries were not material.

Note 17.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions was $253.3 million (including $60.5 million for interest) at August 31, 2019, of which $180.1 million related to Jefferies Group, and was $251.4 million (including $54.1 million for interest) at November 30, 2018, of which $174.9 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. No material penalties were accrued for the nine months ended August 31, 2019 and September 30, 2018.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2015. We are currently under examination in a number of major tax jurisdictions. Prior to becoming a wholly-owned subsidiary, Jefferies Group filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions and Jefferies Group is also currently under examination in a number of major tax jurisdictions. We do not expect that resolution of these examinations will have a significant effect on our Consolidated Statements of Financial Condition, but could have a significant impact on the Consolidated Statements of Operations for the period in which resolution occurs.

The new tax on global intangible low-taxed income ("GILTI") became applicable in fiscal 2019. As a result, we made an accounting policy election in the first quarter of 2019 to treat GILTI as a period cost if and when incurred.

Our benefit for income taxes for continuing operations for the nine months ended August 31, 2019 was $522.6 million. Our provisions for income taxes three and nine months ended August 31, 2019 were reduced by $36.0 million resulting from the reversal of deferred tax liabilities that existed at the HomeFed acquisition. Prior to its consolidation on July 1, 2019, HomeFed was accounted for under the equity method as an investment in an associated company. Since we have the intent and ability under the tax law to recover the investment tax-free, the deferred tax liability associated with the equity method investment was derecognized.

As discussed above, during the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the nine months ended August 31, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of recent steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts.

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

Note 18.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$48,477	$192,635	$764,052	$1,042,689
Allocation of earnings to participating securities (1)	(316)	(1,054)	(4,667)	(5,049)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	48,161	191,581	759,385	1,037,640
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(7)	3	29	34
Mandatorily redeemable convertible preferred share dividends	—	1,276	3,827	—
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$48,154	$192,860	$763,241	$1,037,674

Denominator for earnings per share:
Weighted average common shares outstanding	296,834	332,191	298,322	343,829
Weighted average shares of restricted stock outstanding with future service required	(2,008)	(1,879)	(1,903)	(1,681)
Weighted average RSUs outstanding with no future service required	15,462	11,122	14,419	11,152
Denominator for basic earnings per share – weighted average shares	310,288	341,434	310,838	353,300
Stock options	—	5	—	13
Senior executive compensation plan awards	1,609	4,706	2,181	3,856
Mandatorily redeemable convertible preferred shares	—	4,162	4,162	—
Denominator for diluted earnings per share	311,897	350,307	317,181	357,169

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 2,018,000 and 1,888,700 for the three months ended August 31, 2019 and September 30, 2018, respectively, and 1,910,700 and 1,700,700 for the nine months ended August 31, 2019 and September 30, 2018, respectively. Dividends declared on participating securities were not material during the three and nine months ended August 31, 2019 and September 30, 2018. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

For the three months ended August 31, 2019 and the nine months ended September 30, 2018, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

The Board of Directors from time to time has authorized the repurchase of our common shares. In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization. During the nine months ended August 31, 2019, we purchased a total of 17,725,361 of our common shares for an aggregate purchase price of $352.1 million under these authorizations. At August 31, 2019, $147.9 million remained available for repurchase. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors authorized the repurchase of an additional 9.25 million shares in the open market.

Note 19.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities at August 31, 2019 (in millions):

	Expected Maturity Date
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Maximum Payout
Equity commitments (1)	$15.5	$146.3	$9.8	$—	$17.6	$189.2
Loan commitments (1)	—	250.0	54.1	12.0	—	316.1
Underwriting commitments	31.5	—	—	—	—	31.5
Forward starting reverse repos (2)	2,994.6	—	—	—	—	2,994.6
Forward starting repos (2)	4,082.9	—	—	—	—	4,082.9
Other unfunded commitments (1)	80.0	—	143.7	—	4.9	228.6
	$7,204.5	$396.3	$207.6	$12.0	$22.5	$7,842.9

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At August 31, 2019, $2,991.6 million within forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At August 31, 2019, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $17.7 million.

See Note 9 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, as of August 31, 2019, we have other outstanding equity commitments to invest up to $65.2 million in various other investments.

Loan Commitments. From time to time Jefferies Group makes commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2019, Jefferies Group had $66.1 million of outstanding loan commitments to clients.

Loan commitments outstanding at August 31, 2019 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At August 31, 2019, none of Jefferies Group's $250.0 million commitment was funded.

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

Spectrum Brands Dividend. In September 2019, the Jefferies Board of Directors approved a distribution to stockholders of Jefferies of its Spectrum Brands shares. Jefferies will distribute the 7,514,477 Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to Jefferies stockholders of record as of the close of business on September 30, 2019.

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
The following table summarizes the notional amounts associated with Jefferies Group's derivative contracts meeting the definition of a guarantee under GAAP at August 31, 2019 (in millions):

	Expected Maturity Date
Guarantee Type	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$7,075.0	$4,115.5	$4,627.6	$3,612.0	$320.6	$19,750.7
Written derivative contracts – credit related	—	32.9	—	39.2	—	72.1
Total derivative contracts	$7,075.0	$4,148.4	$4,627.6	$3,651.2	$320.6	$19,822.8

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). Jefferies Group substantially mitigates its exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and Jefferies Group manages the risk associated with these contracts in the context of its overall risk management framework. Jefferies Group believes notional amounts overstate its expected payout and that fair value of these contracts is a more relevant measure of its obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $239.0 million at August 31, 2019.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At August 31, 2019, the aggregate amount of commercial paper outstanding was $1.47 billion.

HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At August 31, 2019, the aggregate amount of infrastructure improvement bonds outstanding was $70.4 million.
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
Standby Letters of Credit.  At August 31, 2019, Jefferies Group provided guarantees to certain counterparties in the form of standby letters of credit totaling $36.9 million. Standby letters of credit commit Jefferies Group to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Other subsidiaries of ours have outstanding letters of credit aggregating $1.6 million at August 31, 2019. Primarily all letters of credit expire within one year.

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

Jefferies LLC’s net capital and excess net capital at August 31, 2019 were $1,474.2 million and $1,356.5 million, respectively.

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
Note 21.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	August 31, 2019		November 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$754,844	$763,270	$680,015	$676,152

Financial Liabilities:
Short-term borrowings (2)	$518,914	$518,914	$387,492	$387,492
Long-term debt (3)	$6,954,276	$7,351,550	$6,931,393	$6,826,503

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

Note 22.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in our Consolidated Statements of Financial Condition at August 31, 2019 and November 30, 2018 are Jefferies Group's equity investments in Private Equity Related Funds of $28.7 million and $35.5 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $(2.5) million and $0.3 million for the three months ended August 31, 2019 and September 30, 2018, respectively, and $(1.9) million and $10.1 million for the nine months ended August 31, 2019 and September 30, 2018, respectively, were recorded in Other revenues. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 8 and 19.

Berkadia Commercial Mortgage, LLC.  At August 31, 2019 and November 30, 2018, Jefferies Group has commitments to purchase $464.4 million and $723.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $22.7 million and $9.9 million at August 31, 2019 and November 30, 2018, respectively, included in Payables, expense accruals and other liabilities and $0.2 million at August 31, 2019 in Trading liabilities, at fair value, in our Consolidated Statements of Financial Condition.

HRG. Jefferies Group recognized investment banking revenues of $3.0 million for the three and nine months ended September 30, 2018 in connection with the merger of HRG into Spectrum Brands, which is partially owned by Jefferies.

Officers, Directors and Employees.  We have $44.9 million and $49.3 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at August 31, 2019 and November 30, 2018, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

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
A summary of the results of discontinued operations for National Beef for the nine months ended September 30, 2018 through the June 5, 2018 transaction with Marfrig is as follows (in thousands):

Revenues:
Beef processing services	$3,137,611
Interest income	131
Other	4,329
Total revenues	3,142,071

Expenses:
Compensation and benefits	17,414
Cost of sales	2,884,983
Interest expense	4,316
Depreciation and amortization	43,959
Selling, general and other expenses	14,291
Total expenses	2,964,963

Income from discontinued operations before income taxes	177,108
Income tax provision	47,045
Income from discontinued operations, net of income tax provision	$130,063

Net income attributable to the redeemable noncontrolling interests in the Consolidated Statements of Operations includes $37.1 million related to National Beef's noncontrolling interests for the nine months ended September 30, 2018. Pre-tax income from discontinued operations attributable to Jefferies Financial Group Inc. common shareholders was $140.0 million for the nine months ended September 30, 2018.

As discussed above, we account for our retained 31% ownership of National Beef subsequent to the sale to Marfrig under the equity method. During the three and nine months ended August 31, 2019, we recorded $75.9 million and $137.9 million, respectively, in Income related to associated companies from our 31% ownership in National Beef and we received distributions from National Beef of $121.8 million during the nine months ended August 31, 2019. The pre-tax income of 100% of National Beef during the three and nine months ended August 31, 2019 was $250.6 million and $464.3 million, respectively. During the three months ended September 30, 2018 and the period from June 5, 2018 through September 30, 2018, we recorded $58.9 million and $83.3 million, respectively, in Income related to associated companies from our 31% ownership in National Beef and we received distributions from National Beef of $48.7 million during the period from June 5, 2018 through September 30, 2018. The pre-tax income of 100% National Beef during the three months ended September 30, 2018 and the period from June 5, 2018 through September 30, 2018 was $196.1 million and $276.5 million, respectively.

During the nine months ended September 30, 2018, we have also recorded a pre-tax gain on the National Beef transaction of $873.5 million ($643.9 million after-tax) which is reported in Gain on disposal of discontinued operations, net of income tax provision in the Consolidated Statements of Operations. Included in the $873.5 million pre-tax gain on the sale of National Beef is approximately $352.4 million related to the remeasurement of our retained 31% interest in National Beef to fair value.

Note 24.  Segment Information

We are a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. In 2018, we made a number of strategic changes including the sale of 48% of National Beef and 100% of our interest in Garcadia. During the fourth quarter of 2018, we transferred to Jefferies Group our 50% interest in Berkadia and our LAM seed investments. Culminating with the fourth quarter reorganization, we began managing our business across three reportable operating segments consisting of Jefferies Group, Merchant Banking and Corporate. In connection with this change, we have reclassified the prior periods to conform to our current presentation.

Jefferies Group is the largest independent U.S. headquartered global full-service integrated investment banking and securities firm.

Merchant Banking consists of our various merchant banking businesses and investments, primarily including National Beef, Spectrum Brands, Linkem, Vitesse Energy Finance and JETX Energy, The We Company, HomeFed, Idaho Timber and FXCM. Our Merchant Banking businesses and investments also include Berkadia and our LAM seed investments, prior to their transfer to Jefferies Group in the fourth quarter of 2018, and Garcadia, prior to its sale in August 2018.

Corporate assets primarily consist of cash and cash equivalents, financial instruments owned and the deferred tax asset (exclusive of Jefferies Group's deferred tax asset). Corporate revenues primarily include interest income. We do not allocate Corporate revenues or overhead expenses to the operating units.
As discussed further in Note 23 on June 5, 2018, we sold 48% of National Beef to Marfrig and deconsolidated our investment in National Beef. Results prior to June 5, 2018 are classified in discontinued operations and are not included in the table below. Our retained 31% interest in National Beef is accounted for under the equity method, and results subsequent to the June 5, 2018 closing are included in Merchant Banking in the table below.

Certain information concerning our segments is presented in the following table. Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired. As discussed above, Jefferies Group is reflected in our consolidated financial statements utilizing a one month lag for the three and nine months ended September 30, 2018.

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
	(In thousands)
Net revenues:
Reportable Segments:
Jefferies Group (1)	$777,159	$777,615	$2,364,728	$2,421,418
Merchant Banking (1)	75,497	369,309	399,159	529,627
Corporate	8,967	8,714	22,134	14,775
Total net revenues related to reportable segments	861,623	1,155,638	2,786,021	2,965,820
Consolidation adjustments	(4,845)	(4,792)	857	(8,380)
Total consolidated net revenues	$856,778	$1,150,846	$2,786,878	$2,957,440

Income (loss) from continuing operations before income taxes:
Reportable Segments:
Jefferies Group (1)	$83,075	$87,101	$300,798	$331,704
Merchant Banking (1)	(42,945)	218,532	28,384	119,217
Corporate	(11,779)	(15,367)	(47,007)	(58,107)
Income from continuing operations before income taxes related to reportable segments	28,351	290,266	282,175	392,814
Parent Company interest	(14,770)	(14,755)	(44,298)	(44,251)
Consolidation adjustments	(318)	(2,819)	8,182	(593)
Total consolidated income from continuing operations before income taxes	$13,263	$272,692	$246,059	$347,970

Depreciation and amortization expenses:
Reportable Segments:
Jefferies Group (1)	$21,170	$17,175	$57,800	$50,829
Merchant Banking (1)	17,880	14,268	50,248	38,932
Corporate	830	852	2,552	2,599
Total consolidated depreciation and amortization expenses	$39,880	$32,295	$110,600	$92,360

(1)
Amounts related to LAM and Berkadia are included in Merchant Banking prior to their transfer to Jefferies Group in the fourth quarter of 2018. For the three and nine months ended September 30, 2018, net revenues related to the net assets transferred were $25.4 million and $4.6 million, respectively, and income from continuing operations before income taxes related to the net assets transferred was $39.7 million and $48.8 million, respectively.

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended August 31, 2019 and September 30, 2018, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($14.8 million and $14.8 million, respectively) and Merchant Banking ($8.9 million and $14.1 million, respectively). For the nine months ended August 31, 2019 and September 30, 2018, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($44.3 million and $44.3 million, respectively) and Merchant Banking ($25.5 million and $30.4 million, respectively).

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

Prior to the fourth quarter of 2018, we followed a calendar year basis for reporting. Because Jefferies Group followed a fiscal year ended November 30, we included Jefferies Group in our consolidated results utilizing a one month lag. Accordingly, our results for the three and nine months ended September 30, 2018 include results for Jefferies Group for the months of June 2018 through August 2018 and December 2017 through August 2018, respectively. In the fourth quarter of 2018, we changed our fiscal year end to November 30 and eliminated the one month lag previously utilized for inclusion of Jefferies Group's results. Accordingly, our results for the three and nine months ended August 31, 2019 include comparable results for Jefferies Group for the months of June 2019 through August 2019 and December 2018 through August 2019, respectively.

Income from continuing operations net of income taxes was $49.4 million for the third quarter of 2019, in comparison to $182.3 million for the third quarter of 2018. Income from continuing operations before income taxes was $13.3 million for the third quarter of 2019, in comparison to $272.7 million for the third quarter of 2018. During the current quarter, Jefferies Group generated pre-tax income of $83.1 million, reflecting solid performance in equities, fixed income, investment banking and asset management. Merchant Banking pre-tax loss totaled $42.9 million, including income from associated companies of $75.9 million for the third quarter of 2019 in respect of our 31% investment in National Beef Packing Company, LLC ("National Beef") and a $72.1 million pre-tax gain related to the purchase of the remaining interest in HomeFed more than offset by a $146.0 million decrease in the estimated fair value of our investment in The We Company. In the third quarter of 2018, Jefferies Group generated pre-tax income of $87.1 million. Merchant Banking's results for the third quarter of 2018 include a $221.7 million pre-tax gain on the sale of our Garcadia interests, income from associated companies of $58.9 million in respect of our 31% investment in National Beef, a $48.5 million mark-to-market decrease in the value of our investment in Spectrum Brands ("Spectrum Brands")/HRG Group, Inc. ("HRG") and a $47.9 million impairment loss related to Golden Queen Mining Company, LLC ("Golden Queen").

Income from continuing operations net of income taxes was $768.7 million for the first nine months of 2019, in comparison to $296.4 million for the first nine months of 2018. The first nine months of 2019 includes a nonrecurring tax benefit of $544.6 million related to the closing of our available for sale portfolio, which triggered the realization of lodged tax benefits from earlier years. Income from continuing operations before income taxes was $246.1 million for the first nine months of 2019, in comparison to $348.0 million for the first nine months of 2018. During the first nine months of 2019, Jefferies Group generated pre-tax income of $300.8 million, reflecting strong performance in equities, fixed income and asset management, but below-normal results in investment banking due to the severe market downturn in December, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue transactions in the capital markets and had a lag effect on Jefferies Group's advisory revenues. Merchant Banking pre-tax income totaled $28.4 million, including income from associated companies of $137.9 million for the first nine months of 2019 in respect of our 31% investment in National Beef, strong performance from Vitesse Energy and a $72.1 million pre-tax gain related to the purchase of the remaining interest in HomeFed offset by $169.1 million decreases in the estimated fair value of The We Company and some of our investments in public companies. In contrast, for the first nine months of 2018, Jefferies Group generated pre-tax income of $331.7 million. Merchant Banking's results for the first nine months of 2018 include a $221.7 million pre-tax gain on the sale of our Garcadia interests, income from associated companies of $83.3 million in respect of our 31% investment in National Beef, a $228.4 million mark-to-market decrease in the value of our investment in Spectrum Brands/HRG and a $47.9 million impairment loss related to Golden Queen.

Income from discontinued operations before income taxes included $177.1 million, or $130.1 million net of tax expense for the first nine months of 2018, related to our then 79% ownership of National Beef. Results for the first nine months of 2018 include the pre-tax gain of $873.5 million, or $643.9 million net of tax expense, from the National Beef transaction. This gain is reflected in our results as a gain on disposal of discontinued operations.

A summary of results for the third quarter of 2019 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total
Net revenues	$777,159	$75,497	$8,967	$—	$(4,845)	$856,778

Expenses:
Compensation and benefits	411,936	23,496	11,450	—	—	446,882
Cost of sales	—	85,773	—	—	—	85,773
Floor brokerage and clearing fees	54,247	—	—	—	(3,389)	50,858
Interest expense (1)	—	8,893	—	14,770	—	23,663
Depreciation and amortization	21,170	17,880	830	—	—	39,880
Selling, general and other expenses	206,731	54,683	8,466	—	(1,138)	268,742
Total expenses	694,084	190,725	20,746	14,770	(4,527)	915,798
Income (loss) from continuing operations before income taxes and income related to associated companies	83,075	(115,228)	(11,779)	(14,770)	(318)	(59,020)
Income related to associated companies	—	72,283	—	—	—	72,283
Income (loss) from continuing operations before income taxes	$83,075	$(42,945)	$(11,779)	$(14,770)	$(318)	13,263
Income tax benefit from continuing operations						(36,131)
Income from continuing operations						$49,394

(1)	Interest expense within Merchant Banking of $8.9 million for the third quarter of 2019, primarily includes $7.6 million for Foursight Capital and $1.2 million for Vitesse Energy Finance.

A summary of results for the first nine months of 2019 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total
Net revenues	$2,364,728	$399,159	$22,134	$—	$857	$2,786,878

Expenses:
Compensation and benefits	1,261,506	63,796	41,732	—	—	1,367,034
Cost of sales	—	233,109	—	—	—	233,109
Floor brokerage and clearing fees	168,698	—	—	—	(5,585)	163,113
Interest expense (1)	—	25,521	—	44,298	—	69,819
Depreciation and amortization	57,800	50,248	2,552	—	—	110,600
Selling, general and other expenses	575,926	119,867	24,857	—	(1,740)	718,910
Total expenses	2,063,930	492,541	69,141	44,298	(7,325)	2,662,585
Income (loss) from continuing operations before income taxes and income related to associated companies	300,798	(93,382)	(47,007)	(44,298)	8,182	124,293
Income related to associated companies	—	121,766	—	—	—	121,766
Income (loss) from continuing operations before income taxes	$300,798	$28,384	$(47,007)	$(44,298)	$8,182	246,059
Income tax benefit from continuing operations						(522,626)
Income from continuing operations						$768,685

(1)	Interest expense within Merchant Banking of $25.5 million for the first nine months of 2019, primarily includes $21.7 million for Foursight Capital and $3.5 million for Vitesse Energy Finance.

A summary of results for the third quarter of 2018 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total
Net revenues	$777,615	$369,309	$8,714	$—	$(4,792)	$1,150,846

Expenses:
Compensation and benefits	428,033	19,464	13,768	—	—	461,265
Cost of sales	—	84,876	—	—	—	84,876
Floor brokerage and clearing fees	45,745	—	—	—	(1,175)	44,570
Interest expense (1)	—	14,082	—	14,755	—	28,837
Depreciation and amortization	17,175	14,268	852	—	—	32,295
Selling, general and other expenses	199,561	36,954	9,461	—	(798)	245,178
Total expenses	690,514	169,644	24,081	14,755	(1,973)	897,021
Income (loss) from continuing operations before income taxes and income related to associated companies	87,101	199,665	(15,367)	(14,755)	(2,819)	253,825
Income related to associated companies	—	18,867	—	—	—	18,867
Income (loss) from continuing operations before income taxes	$87,101	$218,532	$(15,367)	$(14,755)	$(2,819)	272,692
Income tax provision from continuing operations						90,391
Income from continuing operations						$182,301

(1)
Interest expense within Merchant Banking of $14.1 million for the third quarter of 2018, primarily includes $6.8 million for LAM, $5.8 million for Foursight Capital and $1.0 million for Vitesse Energy Finance.

A summary of results for the first nine months of 2018 is as follows (in thousands):

	Jefferies Group	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total
Net revenues	$2,421,418	$529,627	$14,775	$—	$(8,380)	$2,957,440

Expenses:
Compensation and benefits	1,327,760	59,507	43,045	—	(873)	1,429,439
Cost of sales	—	257,501	—	—	—	257,501
Floor brokerage and clearing fees	135,808	—	—	—	(4,016)	131,792
Interest expense (1)	—	30,363	—	44,251	—	74,614
Depreciation and amortization	50,829	38,932	2,599	—	—	92,360
Selling, general and other expenses	575,317	108,427	27,238	—	(2,898)	708,084
Total expenses	2,089,714	494,730	72,882	44,251	(7,787)	2,693,790
Income (loss) from continuing operations before income taxes and income related to associated companies	331,704	34,897	(58,107)	(44,251)	(593)	263,650
Income related to associated companies	—	84,320	—	—	—	84,320
Income (loss) from continuing operations before income taxes	$331,704	$119,217	$(58,107)	$(44,251)	$(593)	347,970
Income tax provision from continuing operations						51,560
Income from continuing operations						296,410
Income from discontinued operations, net of income tax provision						130,063
Gain on disposal of discontinued operations, net of income tax provision						643,921
Net income						$1,070,394

(1)
Interest expense within Merchant Banking of $30.4 million for the first nine months of 2018, primarily includes $16.4 million for Foursight Capital, $9.2 million for LAM and $2.6 million for Vitesse Energy Finance.

Jefferies Group

Jefferies Group is reflected in our consolidated financial statements and disclosures for the third quarter and first nine months of 2018 utilizing a one month lag. A summary of results of operations for Jefferies Group is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
Net revenues	$777,159	$777,615	$2,364,728	$2,421,418

Expenses:
Compensation and benefits	411,936	428,033	1,261,506	1,327,760
Floor brokerage and clearing fees	54,247	45,745	168,698	135,808
Depreciation and amortization	21,170	17,175	57,800	50,829
Selling, general and other expenses	206,731	199,561	575,926	575,317
Total expenses	694,084	690,514	2,063,930	2,089,714

Income from continuing operations before income taxes	$83,075	$87,101	$300,798	$331,704

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

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
Equities	$193,229	$170,611	$573,851	$501,471
Fixed income	148,334	139,846	518,346	472,886
Total sales and trading	341,563	310,457	1,092,197	974,357

Equity	97,494	139,220	256,853	326,613
Debt	101,689	138,515	306,977	483,271
Capital markets	199,183	277,735	563,830	809,884
Advisory	213,350	187,591	572,386	595,730
Other investment banking	(9,108)	(13,732)	(7,116)	(13,885)
Total investment banking	403,425	451,594	1,129,100	1,391,729
Other	12,374	4,910	53,587	22,868
Total capital markets (1) (2)	757,362	766,961	2,274,884	2,388,954

Asset management fees	3,340	5,184	14,559	16,130
Investment return (3) (4)	25,746	14,483	106,233	40,754
Allocated net interest (3) (5)	(9,289)	(9,013)	(30,948)	(24,420)
Total asset management	19,797	10,654	89,844	32,464

Total net revenues	$777,159	$777,615	$2,364,728	$2,421,418

(1)
Includes net interest revenues (expenses) of $30.4 million and $6.9 million for the three months ended August 31, 2019 and September 30, 2018, respectively, and $51.4 million and $(11.2) million for the nine months ended August 31, 2019 and September 30, 2018, respectively.

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

(4)
Includes net interest revenue (expense) of $2.0 million and $3.3 million for the three months ended August 31, 2019 and September 30, 2018, respectively, and $3.7 million and $4.2 million for the nine months ended August 31, 2019 and September 30, 2018 respectively.

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

Total equities net revenues were $193.2 million for the third quarter of 2019, compared with $170.6 million for the third quarter of 2018. Equities net revenues for the third quarter of 2019 increased compared with the prior year quarter across most of Jefferies Group's core equities sales and trading businesses. The increase in its core global equities sales and trading business was primarily driven by higher revenues across all of its global cash equities businesses in the Americas, Europe, and Asia, as well as in the global electronic trading, equity derivatives, international convertibles, securities finance and prime brokerage businesses. The continued revenue growth was driven by increased market share and client activity, as well as a continued focus on regional and product diversification. Jefferies Group's prime brokerage and Americas securities finance businesses posted record quarterly revenues, driven by increased client activity and outsourced trading. Several of its international businesses, including European electronic trading, Asian electronic trading, and Asian securities finance, also had record quarters reflecting Jefferies Group's continued strength and growth across global markets.

The increase in Jefferies Group's core global equities net revenues compared with the prior year quarter was partially offset by higher losses in certain block positions in the third quarter of 2019 as compared with the prior year quarter, and challenging market conditions in its Americas convertibles businesses.

Total equities net revenues were $573.9 million for the first nine months of 2019, compared with $501.5 million for the first nine months of 2018. Equities net revenues for the first nine months of 2019 increased compared with the prior year period on strong performance across several of Jefferies Group's sales and trading businesses, which continue to be well-positioned with continued
market share growth and competitive strength across global market rankings. The increase in its core global equities sales and trading business was primarily driven by higher revenues across global cash equities, primarily across the Americas and Europe, global electronic trading, international convertibles, securities finance and prime brokerage. Results in its Americas and European cash equities businesses were driven by improved trading results. Jefferies Group's global electronic trading business was driven by continued growth in market share and increased trading volumes. Its global convertibles business benefited from significant growth due to the expansion of the business with a market-leading team. Results in the prime services business, which reflects prime brokerage and securities finance, was driven by increased customer trading activity and outsourced trading.

The increase in Jefferies Group's core global equities sales and trading business was partially offset by a decrease in its equity derivatives business, driven by a challenging trading environment and a decline in client activity, and lower results in its U.S. convertibles businesses.

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

Fixed income net revenues totaled $148.3 million for the third quarter of 2019, an increase of $8.5 million from net revenues of $139.8 million for the third quarter of 2018, primarily due to strong trading volumes during June and July, which were partially offset by muted trading volumes in August as investors were sidelined across most asset classes by increased volatility in risk assets and a further inversion of the U.S. Treasury yield curve.

Results in Jefferies Group's global investment grade corporates businesses significantly improved with higher levels of trading activity helped by increased supply as compared with very difficult trading conditions in the prior year quarter. Revenues in its leveraged credit were higher due to increased trading activity in the beginning of the current quarter, partially offset by risk asset and government bond volatility in the latter part of the quarter.

Revenues in Jefferies Group's emerging markets business were strong as compared with the prior year quarter due to improved market reach globally. The current quarter also included higher revenues resulting from increased issuance and trading revenue volumes in its structured notes business. Global rates revenues in the current quarter underperformed due to perpetuating negative interest rates and continued muted volatility in international rates markets compared to constructive trading conditions in the prior year quarter. Revenues in its U.S. and international securitized markets groups were lower due to declining yields and a flattening and inverted U.S. Treasury yield curve compared with stronger performance in our origination businesses in the prior year quarter.

Fixed income net revenues totaled $518.3 million for the first nine months of 2019, an increase of $45.4 million from net revenues of $472.9 million for the first nine months of 2018, primarily due to more active markets throughout most of the current year period. The increase was partially offset by increased volatility in U.S. Rates markets and increased volatility in risk assets.

Revenues improved in Jefferies Group's global investment grade corporates business due to increased trading activity and increased investor demand and compares to muted client activity and demand in the prior year period. Revenues in its leveraged credit business were higher due to improved results from secondary trading of par loans and bonds, as well as benefiting from various trading hires. Similarly, its Asia credit business was also well positioned to benefit from new hires and extended client reach and activity throughout most of the current year period. The current year period also included higher revenues from Jefferies Group's structured notes trading and issuance business that benefited from a more established trading desk, as compared with the prior year period.

Global rates revenues in the current year period declined as concerns over Brexit continued and economic challenges in other European countries limited trading opportunities, compared with higher levels of trading around volatility in global interest rates, primarily in Europe, in the prior year period. Revenues in Jefferies Group's U.S. and international securitized markets groups were lower due to lower U.S. Treasury yields coupled with a flat yield curve, partially offset by improved performance in certain securitization businesses as they expanded client reach and market presence. Less constructive market conditions throughout the current year period contributed to declines in revenues for its municipal securities businesses.

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

Total investment banking revenues were $403.4 million for the third quarter of 2019, 10.7% lower than the third quarter of 2018, due to lower leverage finance and equity capital markets revenues, partially offset by higher merger and acquisition revenues. Capital markets revenues were impacted by an industry-wide decline in equity and leverage finance fees across the U.S. and Europe of over 20% during the current quarter.

Jefferies Group's capital markets revenues for the third quarter of 2019 were $199.2 million, down $78.5 million, from the same quarter last year. Jefferies Group's advisory revenues were $213.4 million, $25.8 million higher than its results in the prior year quarter.

From equity and debt capital raising activities, Jefferies Group generated $97.5 million and $101.7 million in revenues, respectively, for the third quarter of 2019. During the third quarter of 2019, Jefferies Group completed 292 public and private debt financings that raised $43.7 billion in aggregate and Jefferies Group completed 45 public and private equity and convertible offerings that raised $14.2 billion (44 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $213.4 million, including revenues from 48 merger and acquisition transactions and three restructuring and recapitalization transactions with an aggregate transaction value of $110.2 billion.

From equity and debt capital raising activities, Jefferies Group generated $139.2 million and $138.5 million in revenues, respectively, for the third quarter of 2018. During the third quarter of 2018, Jefferies Group completed 286 public and private debt financings that raised $61.1 billion in aggregate and Jefferies Group completed 57 public and private equity and convertible offerings that raised $11.5 billion (56 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $187.6 million, including revenues from 47 merger and acquisition transactions and two restructuring and recapitalization transactions with an aggregate transaction value of $63.0 billion.

Other investment banking revenues were a loss of $9.1 million for the third quarter of 2019 compared with a loss of $13.7 million for the third quarter of 2018. Other investment banking revenues during the third quarter of 2019 include a net loss of $8.2 million from Jefferies Group's share of the net results of the Jefferies Finance joint venture, reflecting $12.5 million in costs from refinancing its debt and volatility experienced in the leveraged finance markets during the current year quarter resulting in lower transaction volume. This compares with net revenues of $19.0 million in the prior year quarter. The results in both periods also included the amortization of costs and allocated interest expense related to its investment in the Jefferies Finance business.

Total investment banking revenues were $1,129.1 million for the first nine months of 2019, 18.9% lower than the first nine months of 2018, due to a significant industry-wide decline in equity and leverage finance activity across the U.S. and Europe during the current period as compared to the prior year period. During the period, industry-wide U.S. equity and leverage finance capital market activity declined significantly. Jefferies Group's capital markets revenues for the period were $563.8 million, down $246.1 million, or 30.4%, from the same period last year.

Jefferies Group's advisory revenues were $572.4 million for the first nine months of 2019, down $23.3 million, or 3.9%, from the same period last year.

From equity and debt capital raising activities, Jefferies Group generated $256.9 million and $307.0 million in revenues, respectively, for the first nine months of 2019. During the first nine months of 2019, Jefferies Group completed 565 public and private debt financings that raised $124.7 billion in aggregate and Jefferies Group completed 115 public and private equity and convertible offerings that raised $34.6 billion (112 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $572.4 million, including revenues from 135 merger and acquisition transactions and twelve restructuring and recapitalization transactions with an aggregate transaction value of $211.3 billion.

From equity and debt capital raising activities, Jefferies Group generated $326.6 million and $483.3 million in revenues, respectively, for the first nine months of 2018. During the first nine months of 2018, Jefferies Group completed 749 public and private debt financings that raised $197.7 billion in aggregate and Jefferies Group completed 142 public and private equity and convertible offerings that raised $31.8 billion (138 of which Jefferies Group acted as sole or joint bookrunner). Financial advisory revenues totaled $595.7 million, including revenues from 128 merger and acquisition transactions and eleven restructuring and recapitalization transactions with an aggregate transaction value of $156.8 billion.

Other investment banking revenues were a loss of $7.1 million for the first nine months of 2019 compared with a loss of $13.9 million for the first nine months of 2018. Other investment banking revenues during the first nine months of 2019 include revenues of $15.7 million from Jefferies Group's share of the net results of the Jefferies Finance joint venture, reflecting $12.5 million in costs from refinancing its debt and volatility experienced in the leveraged finance markets during the first and third quarters of this year, which resulted in lower transaction volume. This compares with net revenues of $70.3 million in the prior year period. The results in both periods were offset by the amortization of costs and allocated interest expense related to its investment in the Jefferies Finance business.

Other Net Revenues

Other net revenues are comprised of revenues from:
• Berkadia Commercial Mortgage Holding LLC ("Berkadia") and other strategic investments (other than Jefferies Finance);
• principal investments in private equity and hedge funds managed by third parties or related parties; and
• investments held as part of employee benefit plans, including deferred compensation plans (for which Jefferies Group incurs equal and offsetting compensation expenses).

Net revenues from Jefferies Group's other business category totaled $12.4 million for the third quarter of 2019, an increase of $7.5 million compared with $4.9 million for the third quarter of 2018. The results in the third quarter of 2019 include net revenues of $24.3 million due to Jefferies Group's share of income from Berkadia, which was transferred to Jefferies Group on October 1, 2018 from Jefferies, partially offset by costs and mark-to-market decreases in other strategic investments.

Net revenues from Jefferies Group's other business category totaled $53.6 million for the first nine months of 2019, an increase of $30.7 million compared with $22.9 million for the first nine months of 2018. The results in the first nine months of 2019 include net revenues of $72.2 million due to Jefferies Group's share of income from Berkadia, which was transferred to Jefferies Group on October 1, 2018 from Jefferies, partially offset by costs and mark-to-market decreases in other strategic investments, compared with foreign currency gains in the prior year period.

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

The following summarizes the results of Jefferies Group's Asset Management businesses by asset class (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018

Asset management fees:
Equities	$633	$310	$3,344	$1,633
Multi-asset	2,707	4,874	11,215	14,497
Total asset management fees	3,340	5,184	14,559	16,130

Investment return	25,746	14,483	106,233	40,754
Allocated net interest	(9,289)	(9,013)	(30,948)	(24,420)
Total Asset Management	$19,797	$10,654	$89,844	$32,464

Asset management net revenues for the third quarter of 2019 were $19.8 million, compared with $10.7 million in the third quarter of 2018. The increase was primarily due to higher investment returns, as a result of an increase in Jefferies Group's investments in certain separately managed accounts and funds and funds and improved performance in certain of these investments, partially offset by lower asset management fees.

Net revenues for the first nine months of 2019 included asset management revenues of $89.8 million, compared with $32.5 million in the first nine months of 2018. The increase was primarily due to higher investment returns, as a result of an increase in Jefferies Group's investments in certain separately managed accounts and funds and improved performance in certain of these investments, partially offset by an increase in allocated net interest expense.

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
Compensation expense related to the amortization of share-based and cash-based awards amounted to $78.9 million and $67.1 million for the third quarter of 2019 and 2018, respectively, and $224.7 million and $204.7 million for the first nine months of 2019 and 2018, respectively. Compensation and benefits as a percentage of Net revenues were 53.0% and 55.0% for the third quarter of 2019 and 2018, respectively, and 53.3% and 54.8% for the first nine months of 2019 and 2018, respectively.

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

Non-compensation expenses were $282.1 million for the third quarter of 2019, an increase of $19.6 million, or 7.5%, compared with $262.5 million in the third quarter of 2018. The increase in non-compensation expenses during the third quarter of 2019 as compared to the third quarter of 2018 was primarily due to higher Floor brokerage and clearings fees due to an increase in trading volumes across the equities and fixed income businesses, as well as growth in certain asset management funds and resultant trading activity. The increase also included higher technology and communication expenses primarily related to the costs associated with the development of various trading systems and increased market data usage and an increase in professional services expenses due to an increase in legal and consulting fees. The increases were partially offset by lower business development expenses and underwriting costs due to a decline in investment banking engagements and activity related to Jefferies Group's Jefferies Finance joint venture during the current period.

Non-compensation expenses were $802.4 million for the first nine months of 2019, an increase of $40.4 million, or 5.3%, compared with $762.0 million in the first nine months of 2018. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearings fees due to the growth in certain asset management funds and resultant trading activity, as well as an increase in trading volumes across the equities and fixed income businesses. The higher expenses also included an increase in technology and communication expenses related to costs associated with the development of various trading systems and Jefferies Group's efforts to provide its professionals with leading digital tools to manage workflow and help better serve its clients, as well as increased market data usage costs. Professional services expenses increased due to an increase in legal and consulting fees. The increases were partially offset by lower business development expenses and underwriting costs due to a decline in investment banking engagements and activity related to Jefferies Group's Jefferies Finance joint venture during the current period.

Merchant Banking

A summary of results for our merchant banking business is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018
Net revenues	$75,497	$369,309	$399,159	$529,627

Expenses:
Compensation and benefits	23,496	19,464	63,796	59,507
Cost of sales	85,773	84,876	233,109	257,501
Interest expense	8,893	14,082	25,521	30,363
Depreciation and amortization	17,880	14,268	50,248	38,932
Selling, general and other expenses	54,683	36,954	119,867	108,427
Total expenses	190,725	169,644	492,541	494,730

Income (loss) from continuing operations before income taxes and income related to associated companies	(115,228)	199,665	(93,382)	34,897
Income related to associated companies	72,283	18,867	121,766	84,320
Income (loss) from continuing operations before income taxes	$(42,945)	$218,532	$28,384	$119,217

Merchant Banking includes the consolidated results of Vitesse Energy, LLC ("Vitesse Energy Finance") and JETX Energy, LLC ("JETX Energy") (oil and gas production and development), Idaho Timber (manufacturing) and HomeFed LLC ("HomeFed") (real estate company), subsequent to July 1, 2019. It also includes our ownership of Spectrum Brands/HRG shares, which is accounted for at fair value and impacts our results through its mark-to-market adjustments reflected in Net revenues, our investment in The We Company, formerly known as WeWork, and the results of our investment in FXCM Group, LLC ("FXCM"). Interest and gains related to the note receivable component of our FXCM investment are included in Net revenues, while income (loss) related to our equity method investment in FXCM is included in Income related to associated companies. Additionally, Merchant Banking includes our equity investments in National Beef (beef processing), Berkadia, prior to its transfer to Jefferies Group on October 1, 2018 (commercial mortgage banking, investment sales and servicing), HomeFed, prior to its consolidation on July 1, 2019, Garcadia, prior to its sale in August 2018 (automobile dealerships) and Linkem (fixed wireless broadband services in Italy).

In the fourth quarter of 2018, we transferred our 50% membership interest in Berkadia and our Leucadia Asset Management ("LAM") seed investments into Jefferies Group. For the third quarter and first nine months of 2018, net revenues related to the net assets transferred were $25.4 million and $4.6 million, respectively, and income from continuing operations before income taxes related to the net assets transferred was $39.7 million and $48.8 million, respectively.

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018

Oil and gas	$43,683	$35,862	$112,004	$97,637
Idaho Timber	82,599	94,054	248,325	307,190
LAM	—	27,954	—	(9,198)
FXCM	2,293	1,347	(8,669)	16,432
Spectrum Brands/HRG	27,202	(45,356)	58,237	(225,232)
Gain on sale of equity interests in Garcadia and associated real estate	—	221,712	—	221,712
Other	(80,280)	33,736	(10,738)	121,086
Total net revenues	$75,497	$369,309	$399,159	$529,627

Oil and gas net revenues primarily consist of three components: unrealized gains and losses related to oil hedges, mark-to-market increases and decreases related to a trading asset held at fair value, and production revenues, which also include the impact of realized gains and losses related to oil hedges. Oil and gas net revenues for the third quarter of 2019 increased due to net unrealized gains related to oil hedges of $0.3 million in the third quarter of 2019 as compared to losses of $4.6 million in the third quarter of 2018. Mark-to-market adjustments related to a trading asset held at fair value include a decrease in value of $0.6 million during the third quarter of 2019, in comparison to a decrease in value of $2.9 million in the third quarter of 2018. Production revenues of $44.0 million in the third quarter of 2019 are slightly higher than $43.4 million in the third quarter of 2018.

Net revenues for Idaho Timber decreased in the third quarter of 2019 as compared to the third quarter of 2018, due primarily to a decrease in average selling price.

LAM's net revenues for the third quarter of 2018 primarily reflects principal transactions revenues of $17.9 million. As discussed more fully above, our LAM seed investments were transferred to Jefferies Group in the fourth quarter of 2018.

Net revenues from our FXCM term loan include gains of $2.3 million and $1.3 million during the third quarter of 2019 and 2018, respectively. This includes the component related to interest income, which is recorded within Principal transactions revenues.

Spectrum Brands/HRG net revenues reflect changes in the value of our investment. We classify Spectrum Brands/HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments in Principal transactions revenues. In September 2019, the Jefferies Board of Directors approved a distribution to stockholders of Jefferies of its Spectrum Brands shares. Jefferies will distribute the 7,514,477 Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to Jefferies stockholders of record as of the close of business on September 30, 2019. We recorded a $451.1 million dividend payable as of the September 16, 2019 declaration date, which was equal to the fair value of Spectrum Brands shares at that time.

Other revenues for the third quarter of 2019 include a $72.1 million pre-tax gain on the remeasurement of our 70% interest in HomeFed to fair value in connection with the acquisition of the remaining common stock of HomeFed. Other revenues for the third quarter of 2019 and 2018 reflect unrealized gains (losses) on trading assets which are held at fair value of $(197.3) million and $5.0 million, respectively. The unrealized losses on trading assets for the third quarter of 2019, primarily reflect a $146.0 million decrease in the estimated fair value of our investment in The We Company.

Oil and gas net revenues for the first nine months of 2019 increased due to net unrealized gains related to oil hedges of $1.0 million in the first nine months of 2019 as compared to losses of $18.7 million in the first nine months of 2018. Mark-to-market adjustments related to a trading asset held at fair value include a decrease in value of $17.6 million during the first nine months of 2019, in comparison to an increase in value of $16.6 million in the first nine months of 2018. Production revenues of $128.6 million in the first nine months of 2019 are higher than $99.7 million in the first nine months of 2018 related to Vitesse Energy Finance's acquisition of additional non-operated Bakken assets in the second quarter of 2018.

Net revenues for Idaho Timber decreased in the first nine months of 2019 as compared to the first nine months of 2018, due primarily to a decrease in average selling price.

LAM's net revenues for the first nine months of 2018 primarily reflects lower principal transactions revenue due to two strategies negatively impacted by exceptional volatility during the first quarter of 2018. As discussed more fully above, our LAM seed investments were transferred to Jefferies Group in the fourth quarter of 2018.

Net revenues from our FXCM term loan include gains (losses) of $(8.7) million and $16.4 million during the first nine months of 2019 and 2018, respectively. This includes the component related to interest income, which is recorded within Principal transactions revenues.

Spectrum Brands/HRG net revenues reflect changes in the value of our investment. We classify Spectrum Brands/HRG as a trading asset for which the fair value option was elected and we reflect mark-to-market adjustments in Principal transactions revenues.

Other revenues for the first nine months of 2019 include a $72.1 million pre-tax gain on the remeasurement of our 70% interest in HomeFed to fair value in connection with the acquisition of the remaining common stock of HomeFed. Other revenues for the first nine months of 2019 and 2018 reflect unrealized gains (losses) on trading assets which are held at fair value of $(191.7) million and $41.6 million, respectively. The unrealized losses on trading assets for the first nine months of 2019, primarily reflect a $112.9 million decrease in the estimated fair value of our investment in The We Company.

The following provides a summary of total expenses by source (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018

Oil and gas	$51,652	$28,722	$119,227	$74,163
Idaho Timber	80,232	88,451	235,057	270,312
LAM	—	22,564	—	63,948
Other	58,841	29,907	138,257	86,307
Total expenses	$190,725	$169,644	$492,541	$494,730
Total expenses for Oil and gas in the third quarter and first nine months of 2019 increased compared to the third quarter and first nine months of 2018, primarily due to Vitesse Energy Finance's acquisition of additional non-operated Bakken assets in the second quarter of 2018. Total expenses for the third quarter and first nine months of 2019 also include lease abandonment charges of $15.1 million at JETX Energy.
The decrease in total expenses for Idaho Timber in the third quarter and first nine months of 2019 as compared to the third quarter and first nine months of 2018 primarily relates to a decrease in cost of sales associated with a decrease in average cost of wood due to lower lumber prices in 2019.
As discussed more fully above, our LAM seed investments were transferred to Jefferies Group in the fourth quarter of 2018.

The following provides a summary of Income (loss) related to associated companies (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018

National Beef	$75,867	$58,886	$137,918	$83,287
Berkadia	—	28,350	—	80,092
FXCM	(573)	(4,282)	(5,589)	(19,322)
Garcadia Companies	—	691	—	21,646
Linkem	(12,115)	(7,770)	(20,696)	(20,534)
HomeFed	8,419	(7,783)	7,902	(3,338)
Other	685	(49,225)	2,231	(57,511)
Total income related to associated companies	$72,283	$18,867	$121,766	$84,320

Income related to associated companies primarily includes our investments in National Beef, subsequent to June 5, 2018, Berkadia, prior to its transfer to Jefferies Group on October 1, 2018, and the Garcadia Companies, prior to their sale in August 2018.

Other income (loss) related to associated companies for the third quarter and first nine months of 2018, includes a $47.9 million impairment loss related to our equity investment in Golden Queen in the third quarter of 2018.

A summary of results for Merchant Banking by source is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018

Oil and gas	$(7,969)	$7,140	$(7,223)	$23,474
Idaho Timber	2,367	5,603	13,268	36,878
LAM	—	5,390	—	(73,146)
FXCM	2,293	1,347	(8,669)	16,432
Spectrum Brands/HRG	27,202	(45,356)	58,237	(225,232)
Gain on sale of equity interests in Garcadia and associated real estate	—	221,712	—	221,712
Other	(139,121)	3,829	(148,995)	34,779
Income (loss) before income taxes and income related to associated companies	(115,228)	199,665	(93,382)	34,897
Income related to associated companies	72,283	18,867	121,766	84,320
Income (loss) from continuing operations before income taxes	$(42,945)	$218,532	$28,384	$119,217

Corporate

A summary of results of operations for Corporate is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	September 30, 2018	August 31, 2019	September 30, 2018

Net revenues	$8,967	$8,714	$22,134	$14,775

Expenses:
Compensation and benefits	11,450	13,768	41,732	43,045
Depreciation and amortization	830	852	2,552	2,599
Selling, general and other expenses	8,466	9,461	24,857	27,238
Total expenses	20,746	24,081	69,141	72,882

Loss from continuing operations before income taxes	$(11,779)	$(15,367)	$(47,007)	$(58,107)

Compensation and benefits expense includes share-based compensation expense of $5.3 million and $5.6 million for the third quarter of 2019 and 2018, respectively, and $17.1 million and $17.7 million for the first nine months of 2019 and 2018, respectively.

Parent Company Interest

Parent company interest expense totaled $14.8 million and $14.8 million for the third quarter of 2019 and 2018, respectively, and $44.3 million and $44.3 million for the first nine months of 2019 and 2018, respectively.

Income Taxes

Our benefits for income taxes from continuing operations were $36.1 million and $522.6 million for the third quarter and first nine months of 2019, respectively. Our provisions for income taxes for the third quarter and first nine months of 2019 were reduced by $36.0 million resulting from the reversal of deferred tax liabilities that existed at the HomeFed acquisition. Prior to its consolidation on July 1, 2019, HomeFed was accounted for under the equity method as an investment in an associated company. Since we have the intent and ability under the tax law to recover the investment tax-free, the deferred tax liability associated with the equity method investment was derecognized.

As discussed above, during the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the first nine months of 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of recent steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts.

Our provisions for income taxes from continuing operations were $90.4 million and $51.6 million for the third quarter and first nine months of 2018, respectively. Our provision for income taxes for the first nine months of 2018 was reduced by a $43.9 million benefit resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryforwards ("NOLs") which we determined were more likely than not to be utilized before they expire.

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

A summary of results of discontinued operations for National Beef for the first nine months of 2018 through the June 5, 2018 transaction with Marfrig is as follows (in thousands):

Net revenues	$3,142,071

Expenses:
Compensation and benefits	17,414
Cost of sales	2,884,983
Interest expense	4,316
Depreciation and amortization	43,959
Selling, general and other expenses	14,291
Total expenses	2,964,963

Income from discontinued operations before income taxes	177,108
Income tax provision	47,045
Income from discontinued operations, net of income tax provision	$130,063

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

During the first nine months of 2018, we have also recorded a pre-tax gain on the National Beef transaction of $873.5 million ($643.9 million after-tax) which is reported in Gain on disposal of discontinued operations, net of income tax provision in the Consolidated Statements of Operations. Included in the $873.5 million pre-tax gain on the sale of National Beef is approximately $352.4 million related to the remeasurement of our retained 31% interest in National Beef to fair value.

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

The tables below reconcile tangible capital to our GAAP Consolidated Statements of Financial Condition (in thousands):

	August 31, 2019
	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$4,665,490	$80,682	$1,265,178	$—	$6,011,350
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	658,335	—	—	—	658,335
Financial instruments owned	16,370,912	806,507	18,497	—	17,195,916
Loans to and investments in associated companies	943,174	1,403,123	—	—	2,346,297
Securities borrowed	7,895,149	—	—	—	7,895,149
Securities purchased under agreements to resell	4,499,995	—	—	—	4,499,995
Receivables	4,964,666	861,389	295	—	5,826,350
Intangible assets, net and goodwill	1,867,187	54,606	—	—	1,921,793
Deferred tax asset, net	203,689	—	306,083	—	509,772
Other assets	1,079,104	1,335,547	64,026	(80,426)	2,398,251
Total Assets	43,147,701	4,541,854	1,654,079	(80,426)	49,263,208

Liabilities
Long-term debt (1)	6,767,163	210,567	991,055	—	7,968,785
Other liabilities	30,134,797	852,073	188,134	(80,426)	31,094,578
Total liabilities	36,901,960	1,062,640	1,179,189	(80,426)	39,063,363

Redeemable noncontrolling interests	—	27,064	—	—	27,064
Mandatorily redeemable convertible preferred shares	—	—	125,000	—	125,000
Noncontrolling interests	6,170	21,169	—	—	27,339
Total Jefferies Financial Group Inc. shareholders' equity	$6,239,571	$3,430,981	$349,890	$—	$10,020,442

Reconciliation to Tangible Capital
Total Jefferies Financial Group Inc. shareholders' equity	$6,239,571	$3,430,981	$349,890	$—	$10,020,442
Less: Intangible assets, net and goodwill	(1,867,187)	(54,606)	—	—	(1,921,793)
Tangible Capital, a non-GAAP measure	$4,372,384	$3,376,375	$349,890	$—	$8,098,649

(1)	Long-term debt within Merchant Banking of $210.6 million at August 31, 2019, primarily includes $131.4 million for HomeFed and $78.0 million for Vitesse Energy Finance.

	November 30, 2018
	Jefferies Group	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$5,145,886	$56,810	$56,113	$—	$5,258,809
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	707,960	—	—	—	707,960
Financial instruments owned	16,399,526	1,063,730	1,409,886	—	18,873,142
Loans to and investments in associated companies	997,524	1,419,808	—	—	2,417,332
Securities borrowed	6,538,212	—	—	—	6,538,212
Securities purchased under agreements to resell	2,785,758	—	—	—	2,785,758
Receivables	5,563,157	721,405	2,839	—	6,287,401
Intangible assets, net and goodwill	1,880,849	9,282	—	—	1,890,131
Deferred tax asset, net	243,240	—	269,549	—	512,789
Other assets	962,872	919,449	99,650	(122,410)	1,859,561
Total Assets	41,224,984	4,190,484	1,838,037	(122,410)	47,131,095

Liabilities
Long-term debt (1)	6,546,283	81,164	990,116	—	7,617,563
Other liabilities	28,440,086	747,990	223,830	(122,410)	29,289,496
Total liabilities	34,986,369	829,154	1,213,946	(122,410)	36,907,059

Redeemable noncontrolling interests	—	19,779	—	—	19,779
Mandatorily redeemable convertible preferred shares	—	—	125,000	—	125,000
Noncontrolling interests	1,911	16,480	—	—	18,391
Total Jefferies Financial Group Inc. shareholders' equity	$6,236,704	$3,325,071	$499,091	$—	$10,060,866

Reconciliation to Tangible Capital
Total Jefferies Financial Group Inc. shareholders' equity	$6,236,704	$3,325,071	$499,091	$—	$10,060,866
Less: Intangible assets, net and goodwill	(1,880,849)	(9,282)	—	—	(1,890,131)
Tangible Capital, a non-GAAP measure	$4,355,855	$3,315,789	$499,091	$—	$8,170,735

(1) Long-term debt within Merchant Banking of $81.2 million at November 30, 2018, primarily includes $77.8 million for Vitesse Energy Finance.

The table below presents our tangible capital by significant business and investment (in thousands):

	Tangible Capital as of
	August 31, 2019	November 30, 2018

Jefferies Group	$4,372,384	$4,355,855

Merchant Banking:
National Beef	718,771	653,630
Oil and gas	625,959	640,773
Spectrum Brands	422,990	374,221
HomeFed	488,408	337,542
The We Company	123,200	254,400
Linkem	218,413	165,157
FXCM	131,398	148,181
Idaho Timber	80,692	78,190
Other	566,544	663,695
Total Merchant Banking	3,376,375	3,315,789

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	349,890	499,091

Total Tangible Capital (1)	$8,098,649	$8,170,735

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

◦
Through June 30, 2019, we owned an approximate 70% equity interest of HomeFed, which owns and develops residential and mixed-use real estate properties. HomeFed was a public company traded on the Over-the-Counter Bulletin Board and was accounted for under the equity method. On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis.

◦
We invested $9.0 million in 2013 in The We Company, which creates collaborative office communities. Currently we own approximately 0.8% of the company. Our interest in The We Company is reflected in Trading assets in our financial statements at fair value.

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem’s common equity at August 31, 2019. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

◦
Our investment in FXCM and associated companies consist of a senior secured term loan due February 15, 2021, ($71.6 million principal outstanding at August 31, 2019); a 50% voting interest in FXCM and a majority of all distributions.

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
During the first nine months of 2019, we received $472.2 million of distributions from our existing subsidiary businesses, including $272.0 million from Jefferies Group, $121.8 million from National Beef and $60.0 million from HomeFed.
Our cash resources and investments that are easily convertible into cash within a relatively short period of time total $1.4 billion at August 31, 2019, and are primarily comprised of cash, prime and government money market funds and other publicly traded equity securities. These are classified in our Consolidated Statement of Financial Condition as cash and cash equivalents and trading assets. At August 31, 2019, $976.4 million of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities.
Our short-term recurring cash requirements, including the payment of interest on our debt, dividends and corporate cash overhead expenses, approximate $286 million on an annual basis. Dividends paid during the first nine months of 2019 of $112.5 million include quarterly dividends of $0.125 per share. The payment of dividends is subject to the discretion of the Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that the Board of Directors may deem to be relevant. Our recurring cash requirements typically do not include significant amounts for tax payments, as we have NOLs and other tax attributes which offset federal tax liabilities. In September 2019, the Jefferies Board of Directors approved a distribution to stockholders of Jefferies of the Spectrum Brands shares owned by Jefferies. Jefferies will distribute the 7,514,477 Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to Jefferies stockholders of record as of the close of business on September 30, 2019.
Our primary long-term cash requirement is to make principal payments on the parent company's long-term debt ($1.0 billion principal outstanding as of August 31, 2019), of which $750.0 million is due in 2023 and $250.0 million in 2043. We continue to use our available liquidity to make acquisitions of new businesses and other investments, additional contributions to existing businesses and repurchases of our outstanding common shares. The timing of these events is influenced by many factors and therefore cannot be predicted.
Shares Outstanding

In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization. During the first nine months of 2019, we purchased a total of 17,725,361 of our common shares for $352.1 million at an average price per share of $19.87 under this authorization. As of August 31, 2019, $147.9 million remains available for future repurchases under this authorization. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors has authorized the repurchase of an additional 9.25 million shares in the open market. In total, based on the closing stock price of Jefferies at August 31, 2019, we have approximately $320 million available for future repurchases.
At August 31, 2019, we had outstanding 299,867,942 common shares and 21,560,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 321,427,942 outstanding common shares if all awards become outstanding common shares). The 21,560,000 share-based awards include the target number of shares under the senior executive award plan.
Through June 30, 2019, we owned an approximate 70% equity interest of HomeFed, which owns and develops residential and mixed-use real estate properties and accounted for our interest under the equity method. On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. In connection with the merger, HomeFed stockholders received two shares of our common stock for each share of HomeFed common stock. A total of 9.3 million shares were issued.
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

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s (1)	BBB-	Positive
Fitch Ratings	BBB	Stable

(1) On July 11, 2019, Standard and Poor’s reaffirmed our long-term debt rating of BBB- and revised our rating outlook from stable to positive.

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

Liquidity reserve (in thousands):	August 31, 2019
Minimum reserve under liquidity target	$571,800
Actual liquidity	$1,415,933

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies Group) assuming the loss of our two largest investments. When our liquidity exceeds the minimum required under our liquidity target, the excess is applied to debt for our leverage target calculation.

Leverage target (dollars in thousands):	August 31, 2019
Total Jefferies Financial Group Inc. shareholders' equity	$10,020,442
Less, investment in Jefferies Group	(6,239,571)
Equity excluding Jefferies Group	3,780,871
Less, our two largest investments:
National Beef	(718,771)
Vitesse Energy Finance	(553,785)
Equity in a stressed scenario	$2,508,315
Less, net deferred tax asset excluding Jefferies Group's amount	(306,083)
Equity in a stressed scenario less net deferred tax asset	$2,202,232

Parent company debt, net of cash in excess of liquidity reserve	$146,922
Parent company debt (see Note 12 to our consolidated financial statements)	$991,055

Ratio of parent company debt to stressed equity:
Maximum	0.50	x

Actual debt, net of excess liquidity	0.06	x
Actual debt, net of excess liquidity and excluding net deferred tax asset	0.07	x

Actual debt (gross)	0.40	x
Actual debt, gross and excluding net deferred tax asset	0.45	x

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
Net cash of $1,251.3 million was used for operating activities and $199.9 million was provided by operating activities during the first nine months of 2019 and 2018, respectively.

•
Jefferies Group used funds of $1,452.3 million and generated funds of $30.7 million during the first nine months of 2019 and 2018, respectively. Included in these amounts are distributions received from associated companies of $126.5 million and $2.3 million during the first nine months of 2019 and 2018, respectively.

•
Within Merchant Banking, net cash of $41.5 million was generated during the first nine months of 2018 related to investments in the LAM platform. Cash of $80.3 million was generated from redemption of a managed fund during the first nine months of 2019. Idaho Timber generated funds of $9.5 million and $31.4 million during the first nine months of 2019 and 2018, respectively. Distributions from associated companies include $121.8 million and $24.4 million from National Beef during the first nine months of 2019 and 2018, respectively, and $41.0 million from Berkadia and $27.8 million from Garcadia during the first nine months of 2018.

•	Net cash provided by operating activities of discontinued operations reflects funds generated by National Beef of $164.7 million during the first nine months of 2018.
Net cash of $1,103.2 million was provided by investing activities and $118.5 million was used for investing activities during the first nine months of 2019 and 2018, respectively.

•
Acquisitions of property, equipment and leasehold improvements, and other assets related to Jefferies Group include $71.4 million and $52.7 million during the first nine months of 2019 and 2018, respectively. Jefferies Group made loans to and investments in associated companies of $26.8 million and $1,918.5 million during the first nine months of 2019 and 2018, respectively. Jefferies Group received capital distributions and loan repayments from its associated companies of $24.6 million and $1,873.0 million during the first nine months of 2019 and 2018, respectively.

•
Within Merchant Banking, acquisitions of property, equipment and leasehold improvements, and other assets primarily reflect activity in our oil and gas businesses. They totaled $91.6 million and $229.4 million during the first nine months of 2019 and 2018, respectively. Proceeds from sale of subsidiaries and proceeds from sale of associated companies during 2018 primarily relate to the sale of our equity interests in Garcadia and our associated real estate. Acquisitions, net of cash acquired primarily relates to HomeFed's cash at date of acquisition. Loans to and investments in associated companies include $49.0 million to National Beef, $82.3 million to Linkem and $7.5 million to Golden Queen during the first nine months of 2019 and $11.0 million to Golden Queen during the first nine months of 2018. We received capital distributions and loan repayments from associated companies of $24.3 million from National Beef, $2.6 million from Golden Queen, $53.3 from real estate projects and $0.6 million from Garcadia during the first nine months of 2018.

•
Cash provided by investing activities includes proceeds from maturities of investments of $531.1 million and $1,000.1 million during the first nine months of 2019 and 2018, respectively, and proceeds from sales of investments of $890.3 million and $1,012.4 million during the first nine months of 2019 and 2018, respectively. Cash of $3,242.7 million was used to purchase investments (other than short-term) during the first nine months of 2018.

•
Net cash provided by investing activities of discontinued operations during the first nine months of 2018 includes net proceeds from the sale of National Beef of $899.2 million and acquisitions of property, equipment and leasehold improvements, and other assets related to National Beef of $33.7 million.

Net cash of $835.5 million was provided by financing activities and $37.4 million was used for financing activities during the first nine months of 2019 and 2018, respectively.

•
Issuance of debt includes $2,326.3 million and $1,938.0 million during the first nine months of 2019 and 2018, respectively, related to Jefferies Group. Repayment of debt includes $1,977.6 million and $1,695.0 million during the first nine months of 2019 and 2018, respectively, related to Jefferies Group. Net change in bank overdrafts of $(9.0) million and $2.4 million during the first nine months of 2019 and 2018, respectively, related to Jefferies Group. Net change in other secured financings includes proceeds of $940.0 million and $282.7 million during the first nine months of 2019 and 2018, respectively, related to Jefferies Group.

•
Within Merchant Banking, issuance of debt includes $167.4 million and $260.3 million during the first nine months of 2019 and 2018, respectively. Their repayment of debt includes $163.7 million and $329.7 million during the first nine months of 2019 and 2018, respectively. Net change in other secured financings includes proceeds of $32.3 million and $127.1 million during the first nine months of 2019 and 2018, respectively, related to Foursight Capital.

•	Purchases of common shares for treasury relate to shares purchased in the open market and shares received from participants in our stock compensation plans.

•
Net cash provided by financing activities of discontinued operations includes the issuance of debt by National Beef of $366.1 million of borrowings under its bank credit facility and repayment of debt by National Beef of $175.1 million during the first nine months of 2018.

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

At August 31, 2019, our Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 trading assets that are approximately 2% of total trading assets.

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

The following table presents Jefferies Group's period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months Ended August 31, 2019	Year Ended November 30, 2018
Securities purchased under agreements to resell:
Period end	$4,500	$2,786
Month end average	7,432	5,232
Maximum month end	11,589	7,593

Securities sold under agreements to repurchase:
Period end	$8,237	$8,643
Month end average	14,855	12,704
Maximum month end	19,654	15,579

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
To ensure that Jefferies Group does not need to liquidate inventory in the event of a funding crisis, Jefferies Group seeks to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $12.2 billion at August 31, 2019 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, Jefferies Group determines, based on its calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and considers any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At August 31, 2019, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. Jefferies Group regularly refines its model to reflect changes in market or economic conditions and the firm's business mix.

Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by Jefferies Group's management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in our Consolidated Statements of Financial Condition (in thousands):

	August 31, 2019	Average Balance Third Quarter 2019 (1)	November 30, 2018
Cash and cash equivalents:
Cash in banks	$1,356,120	$2,170,372	$2,333,476
Money market investments (2)	3,309,370	1,401,166	2,812,410
Total cash and cash equivalents	4,665,490	3,571,538	5,145,886

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,063,118	1,018,739	958,539
Other (4)	345,039	562,316	499,576
Total other sources	1,408,157	1,581,055	1,458,115

Total cash and cash equivalents and other liquidity sources	$6,073,647	$5,152,593	$6,604,001

(1)	Average balances are calculated based on weekly balances.

(2)
At August 31, 2019 and November 30, 2018, $3,247.0 million and $2,250.0 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $62.4 million and $562.4 million at August 31, 2019 and November 30, 2018, respectively, are invested in Triple A rated prime money funds. The average balance of U.S. government money funds for the quarter ended August 31, 2019 was $1,023.3 million.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable. At August 31, 2019, repurchase financing can be readily obtained for approximately 73.7% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of Jefferies Group's policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. Jefferies Group continually assesses the liquidity of its inventory based on the level at which Jefferies Group could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

The following summarizes Jefferies Group's trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	August 31, 2019		November 30, 2018
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,334,267	$212,378	$1,907,064	$317,189
Corporate debt securities	2,299,621	14,365	1,775,721	104,685
U.S. government, agency and municipal securities	2,946,757	150,406	2,648,843	294,030
Other sovereign obligations	2,550,571	981,913	2,626,212	840,578
Agency mortgage-backed securities (1)	1,715,564	—	2,972,638	—
Loans and other receivables	215,269	—	272,201	—
	$12,062,049	$1,359,062	$12,202,679	$1,556,482

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

Sources of Funding

Secured Financing
Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. Approximately 71.2% of Jefferies Group's cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of its trading inventory. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months at August 31, 2019.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At August 31, 2019, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $518.9 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $496.5 million and $580.8 million for the third quarter and first nine months of 2019, respectively.

Jefferies Group's short-term borrowings include the following facilities:

•
Credit Facility. On December 27, 2018, one of Jefferies Group's subsidiaries entered into a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the first nine months of 2019, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the first nine months of 2019, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

On March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance, which was repaid on May 15, 2019.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statements of Financial Condition. At August 31, 2019, the outstanding notes were $1.8 billion, bear interest at a spread over LIBOR and mature from September 2019 to July 2021.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at August 31, 2019 is $6.8 billion. Jefferies Group's long-term debt, excluding its revolving credit facility, has a weighted average maturity of approximately 9.0 years.
On July 19, 2019, under its $2.5 billion Euro Medium Term Note Program, Jefferies Group issued 1.000% senior unsecured notes with a principal amount of $553.6 million, due 2024. Proceeds amounted to $551.4 million. Additionally, during the first nine months of 2019, Jefferies Group repaid $680.8 million of its 8.50% Senior Notes.
Jefferies Group has a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. At August 31, 2019, borrowings under the Jefferies Group Revolving Credit Facility amounted to $188.9 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at August 31, 2019, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and Jefferies Group expects to remain in compliance given its current liquidity, and anticipated funding requirements given its business plan and profitability expectations.

Jefferies Group's long-term debt ratings are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s (1)	BBB-	Positive
Fitch Ratings	BBB	Stable

(1) On July 11, 2019, Standard and Poor’s reaffirmed Jefferies Group's long-term debt rating of BBB- and revised its rating outlook from stable to positive.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2019, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $96.5 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at August 31, 2019 were $1,474.2 million and $1,356.5 million, respectively. FINRA is the designated examining authority for Jefferies Group's U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
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
As more fully discussed in Note 3 to our consolidated financial statements, at August 31, 2019, we owned approximately 7.5 million common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares, which are accounted for under the fair value option and included within Trading assets at fair value of $419.8 million at August 31, 2019. Assuming a decline of 10% in market prices, the value of our investment in Spectrum Brands could decrease by approximately $42.0 million. Excluding Jefferies Group and Spectrum Brands, Trading assets at fair value include corporate equity securities with an aggregate fair value of $291.0 million at August 31, 2019. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $29.1 million.
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
Average daily VaR increased to $9.71 million for the third quarter of 2019 from $8.70 million for the second quarter of 2019. The increase was primarily due to higher interest rate risk volatility and a lower diversification benefit, partially offset by lower equity price risk mainly due to the liquidation of certain separately managed accounts within Jefferies Group's Asset Management businesses.

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data.

	Daily VaR (1) Value-at-Risk in Trading Portfolios
	(In millions)
Risk Categories	VaR at August 31, 2019	Daily VaR for the Three Months Ended August 31, 2019			VaR at May 31, 2019	Daily VaR for the Three Months Ended May 31, 2019
		Average	High	Low		Average	High	Low
Interest Rates	$5.49	$4.64	$5.87	$3.40	$4.41	$3.41	$4.41	$2.58
Equity Prices	5.94	7.70	13.17	4.96	12.66	9.99	12.66	7.51
Currency Rates	0.38	0.27	0.52	0.07	0.09	0.25	1.41	0.06
Commodity Prices	0.87	0.94	1.18	0.75	1.08	1.00	1.26	0.70
Diversification Effect (2)	(4.04)	(3.84)	N/A	N/A	(7.41)	(5.95)	N/A	N/A
Firmwide	$8.64	$9.71	$14.83	$6.59	$10.83	$8.70	$10.83	$6.48

(1)	For the VaR numbers reported above, a one day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the third quarter of 2019, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR, due to an equity block position. There were ten days with trading losses out of a total of 64 trading days in the third quarter of 2019.
Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2019 (in thousands):

10% Sensitivity
Investments in funds (1)	$57,346
Private investments	27,451
Corporate debt securities in default	6,275
Trade claims	4,269

(1) Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 3 in our consolidated financial statements.

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.12 million at August 31, 2019, which is included in Accumulated other comprehensive income (loss).
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

The amounts in the tables below are for amounts included in our Consolidated Statements of Financial Condition at August 31, 2019 and November 30, 2018 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018
AAA Range	$—	$—	$12.8	$3.2	$—	$—	$12.8	$3.2	$3,309.4	$2,981.2	$3,322.2	$2,984.4
AA Range	45.0	45.1	34.6	45.3	3.2	4.2	82.8	94.6	3.9	111.6	86.7	206.2
A Range	0.4	0.3	612.0	573.3	123.9	97.9	736.3	671.5	1,348.0	1,865.9	2,084.3	2,537.4
BBB Range	250.1	250.1	153.3	206.6	31.6	15.5	435.0	472.2	3.6	2.3	438.6	474.5
BB or Lower	13.5	—	22.9	5.5	189.6	15.7	226.0	21.2	—	107.5	226.0	128.7
Unrated	75.5	119.3	—	—	8.5	—	84.0	119.3	0.6	77.4	84.6	196.7
Total	$384.5	$414.8	$835.6	$833.9	$356.8	$133.3	$1,576.9	$1,382.0	$4,665.5	$5,145.9	$6,242.4	$6,527.9

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018
Asia/Latin America/Other	$13.5	$—	$55.3	$30.2	$1.7	$0.1	$70.5	$30.3	$90.8	$304.0	$161.3	$334.3
Europe	0.1	0.3	363.8	427.0	81.8	27.3	445.7	454.6	263.5	170.8	709.2	625.4
North America	370.9	414.5	416.5	376.7	273.3	105.9	1,060.7	897.1	4,311.2	4,671.1	5,371.9	5,568.2
Total	$384.5	$414.8	$835.6	$833.9	$356.8	$133.3	$1,576.9	$1,382.0	$4,665.5	$5,145.9	$6,242.4	$6,527.9

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018
Asset Managers	$—	$—	$2.1	$0.6	$—	$—	$2.1	$0.6	$3,309.4	$2,812.4	$3,311.5	$2,813.0
Banks, Broker-dealers	250.1	250.4	628.2	619.6	162.4	118.9	1,040.7	988.9	1,356.1	2,333.5	2,396.8	3,322.4
Corporates	78.7	92.9	—	—	183.0	7.2	261.7	100.1	—	—	261.7	100.1
Other	55.7	71.5	205.3	213.7	11.4	7.2	272.4	292.4	—	—	272.4	292.4
Total	$384.5	$414.8	$835.6	$833.9	$356.8	$133.3	$1,576.9	$1,382.0	$4,665.5	$5,145.9	$6,242.4	$6,527.9

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

The following tables reflect Jefferies Group's top exposure to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which Jefferies Group has a net long issuer and counterparty exposure, as reflected in our Consolidated Statements of Financial Condition (in millions):

	August 31, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$336.7	$(192.8)	$(9.7)	$0.1	$59.4	$27.7	$178.9	$221.4	$400.3
Spain	398.9	(267.8)	—	—	0.1	—	—	131.2	131.2
France	347.4	(260.0)	(124.9)	—	139.4	26.6	—	128.5	128.5
Finland	129.1	(15.6)	—	—	—	—	—	113.5	113.5
Canada	192.8	(166.6)	9.6	—	0.7	74.5	1.3	111.0	112.3
Italy	1,293.3	(972.5)	(227.0)	—	—	0.2	—	94.0	94.0
Hong Kong	35.7	(16.5)	0.1	—	0.2	—	46.3	19.5	65.8
Japan	299.1	(279.0)	10.3	—	23.5	—	11.3	53.9	65.2
Switzerland	90.5	(74.2)	2.1	—	30.6	1.9	4.9	50.9	55.8
Brazil	119.6	(62.8)	(2.1)	—	—	—	—	54.7	54.7
Total	$3,243.1	$(2,307.8)	$(341.6)	$0.1	$253.9	$130.9	$242.7	$978.6	$1,221.3

	November 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Finland	$279.8	$(6.7)	$—	$—	$—	$—	$1.0	$273.1	$274.1
Japan	97.7	(92.8)	8.0	—	11.3	—	136.9	24.2	161.1
Italy	1,778.1	(1,267.5)	(354.5)	—	0.2	0.1	—	156.4	156.4
United Kingdom	311.6	(168.2)	(30.3)	0.3	63.1	18.5	(56.4)	195.0	138.6
Belgium	65.4	(39.8)	2.8	—	—	—	107.3	28.4	135.7
Netherlands	317.4	(316.1)	70.4	—	39.5	—	—	111.2	111.2
Germany	175.4	(384.8)	129.4	—	89.7	1.3	93.3	11.0	104.3
Switzerland	100.5	(50.1)	5.7	—	37.7	2.7	3.8	96.5	100.3
Hong Kong	13.8	(39.7)	3.5	—	0.5	—	84.9	(21.9)	63.0
Singapore	21.1	(1.4)	1.0	—	0.1	—	31.2	20.8	52.0
Total	$3,160.8	$(2,367.1)	$(164.0)	$0.3	$242.1	$22.6	$402.0	$894.7	$1,296.7

Jefferies Group's net issuer and counterparty risk exposure to Puerto Rico of $35.5 million at August 31, 2019 is in connection with its municipal securities market-making activities. The government of Puerto Rico, amid a severe political crisis, is continuing its efforts to restructure its $74.0 billion in debt, with these efforts reaching a critical point, as discussions with creditors progress and federal support is expected. At August 31, 2019, Jefferies Group had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2019.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended August 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the third quarter of 2019 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2019 to June 30, 2019	8,570	$18.24	—	$155,514
July 1, 2019 to July 31, 2019	375,361	$20.38	375,361	$345,167
August 1, 2019 to August 31, 2019	17,184	$19.04	—	$320,284
Total	401,115		375,361

(1)
Includes an aggregate 25,754 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)
In January 2019, the Board of Directors approved an additional $500.0 million share repurchase authorization. At August 31, 2019, $147.9 million remains available for future purchases. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors has authorized the repurchase of an additional 9.25 million shares in the open market. The approximate dollar value of shares that may be purchased under the plans or programs in the table above related to these shares is based on the month end closing stock price.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended August 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: October 8, 2019	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)