Form 10-K
period 2019-11-30
Jefferies Financial Group Inc.
filed 2020-01-29
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	November 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number:  1-5721
JEFFERIES FINANCIAL GROUP INC.
(Exact Name of Registrant as Specified in its Charter)

New York			13-2615557
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

520 Madison Avenue	New York,	New York	10022
(Address of principal executive offices)			(Zip Code)
(212) 460-1900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $1 per share	JEF	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at May 31, 2019 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $4,668,438,072.
On January 17, 2020, the registrant had outstanding 287,939,689 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant's Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 63.

PART I
Item 1.    Business.
Overview
Jefferies Financial Group Inc. ("Jefferies," "we," "our" or the "Company") is a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, is the largest independent full-service global investment banking firm headquartered in the U.S. Jefferies Group retains a credit rating separate from Jefferies and remains a U.S. Securities and Exchange Commission ("SEC") reporting company.
Our strategy focuses on strengthening and expanding our core businesses of Investment Banking, Capital Markets and Asset Management, while continuing to simplify our structure and return capital to our shareholders. We are simplifying through a managed transformation of our direct investing, or "Merchant Banking," business, which, during 2018 and 2019, has included the sale of our investments in National Beef Packing Company, LLC ("National Beef") and Garcadia, the transfer of some of our financial assets to Jefferies Group (Berkadia Commercial Mortgage Holding LLC ("Berkadia") and Leucadia Asset Management ("LAM")) and the special dividend to our shareholders of our investment in Spectrum Brands Holdings, Inc. ("Spectrum Brands"). In keeping with our strategy, a meaningful portion of the proceeds of these transactions has been returned to shareholders through share repurchases. During the past two fiscal years, we have returned to shareholders in excess of $2.4 billion through share repurchases and dividends.
Our executive offices are located at 520 Madison Avenue, New York, NY 10022, as is the global headquarters of Jefferies Group. Our primary telephone number is (212) 460-1900 and our website address is www.jefferies.com. At November 30, 2019, we had approximately 4,800 full-time employees.
The discussion in this Annual Report on Form 10-K should be read in conjunction with the Risk Factors presented in Item 1A of Part I and the Cautionary Statement for Forward-Looking Information and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II.
Recent Events
On June 5, 2018, we completed the sale of 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig") for $907.7 million in cash, reducing our then ownership in National Beef from 79% to 31%. In 2018, we recognized a pre-tax gain related to the sale of $873.5 million. On November 29, 2019, we sold our remaining 31% equity interest in National Beef to Marfrig and other shareholders and received a total of $970.0 million in cash, including $790.6 million of proceeds from Marfrig and other shareholders and $179.4 million from final distributions from National Beef around the time of the sale. We recognized a pre-tax gain of $205.0 million on this sale. As of November 30, 2019, we no longer hold an equity interest in National Beef.

In September 2019, our Board of Directors approved a distribution to stockholders of our Spectrum Brands shares. We distributed 7,514,477 Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to stockholders of record as of the close of business on September 30, 2019.

Through June 30, 2019, we owned an approximate 70% equity interest in HomeFed Corporation ("HomeFed"), which owns and develops residential and mixed use real estate properties. We accounted for our interest under the equity method. On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. In connection with the merger, HomeFed stockholders received two shares of our common stock for each share of HomeFed common stock. A total of 9.3 million shares were issued, which were valued at $178.8 million at closing based on the market price of our common shares. As an offset to these issued shares, our Board of Directors authorized the repurchase of an additional 9.25 million shares. In 2019, we recognized a $72.1 million non-cash pre-tax gain on the revaluation of our 70% interest in HomeFed to fair value.

During 2019, we repurchased a total of 25,926,388 of our common shares for $506.2 million, or an average price per share of $19.52.

Investment Banking, Capital Markets and Asset Management
Our Investment Banking, Capital Markets and Asset Management segment is comprised of our investment in Jefferies Group, the largest independent U.S. headquartered global full-service, integrated investment banking and securities firm. Jefferies Group's largest subsidiary, Jefferies LLC, was founded in the U.S. in 1962 and its first international operating subsidiary, Jefferies International Limited, was established in the U.K. in 1986. As of November 30, 2019, our Investment Banking, Capital Markets and Asset Management segment had 3,815 employees in the Americas, Europe and Asia. The net book value (assets less liabilities and noncontrolling interests) of our Investment Banking, Capital Markets and Asset Management segment was $6.2 billion at November 30, 2019.
Investment Banking and Capital Markets

Investment Banking and Capital Markets focuses on Investment Banking, Equities and Fixed Income. We primarily serve institutional investors, corporations and government entities.
Investment Banking
We provide our clients around the world with a full range of financial advisory, equity underwriting and debt underwriting services. Our services are enhanced by our deep industry expertise, our global distribution capabilities and our senior level commitment to our clients.
Over 900 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Our industry coverage groups include Consumer and Retail; Energy; Financial Institutions; Healthcare; Industrials; Media, Communications and Information Services; Real Estate; Gaming and Lodging; Technology; and Financial Sponsors and Public Finance. Our product coverage groups include advisory, equity underwriting and debt underwriting, which include both mergers and acquisitions and restructuring and recapitalization expertise. Our geographic coverage groups include teams based in major cities in the United States, London, Frankfurt, Paris, Milan, Amsterdam, Stockholm, Mumbai, Hong Kong, Singapore, Sydney, Tokyo, Zurich and Toronto.
Advisory Services

We provide mergers and acquisition and restructuring and recapitalization services to companies, financial sponsors and government entities. In the mergers and acquisition area, we advise business owners and corporations on corporate sales and divestitures, acquisitions, mergers, tender offers, spinoffs, joint ventures, strategic alliances and takeover and proxy fight defense. In the restructuring and recapitalization area, we provide companies, bondholders and lenders a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations.
Equity Underwriting
We provide a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private placements of equity, initial public offerings, follow-on offerings, block trades and equity-linked convertible securities transactions.
Debt Underwriting
We provide a wide range of debt and acquisition financing capabilities for companies, financial sponsors and government entities. We focus on structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal debt, mortgage-backed and other asset-backed securities, and liability management solutions.
Corporate Lending
Jefferies Finance LLC ("Jefferies Finance"), a 50/50 joint venture between Jefferies Group and Massachusetts Mutual Life Insurance Company, is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers and manages proprietary and third-party investments in middle market and broadly syndicated loans. Since its inception in 2004, Jefferies Finance has served as lead arranger of over 1,000 transactions representing approximately $215 billion in arranged volume. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Its Leveraged Finance Arrangement business line participates in transactions typically ranging from $250 million to $1.5 billion for borrowers generating between $50 million and $300 million of annual Earnings before interest, taxes, depreciation and amortization. Jefferies Finance typically syndicates to third party investors substantially all of its arranged volume. Its Portfolio and Asset Management business line manages a broad portfolio of approximately $9.5 billion in assets under management comprised of portions of loans it has arranged, as well as loan positions that it has purchased in the primary and secondary markets. The Portfolio and Asset Management business is comprised of three registered Investment Advisers: Jefferies Finance, Apex Credit Partners LLC and JFIN Asset Management LLC. Jefferies Finance manages its investments in cash flow and traditional asset-based revolving credit. Apex Credit Partners LLC manages collateralized loan obligations which invest in predominately broadly syndicated loans. JFIN Asset Management LLC manages proprietary and third-party investments in middle market loans held in private funds and separately managed accounts. Jefferies Finance is pursuing opportunities to expand its direct lending business through a variety of forms, including regulated and non-regulated entities and separately managed accounts.
Equities
Equities Research, Capital Markets
We provide our clients full-service equities research, sales and trading capabilities across global securities markets. We earn commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter ("OTC") equity derivatives, convertible and other equity-linked products and closed-end funds. Our equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe and the Middle East and Africa; and Asia Pacific. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisers, pension and profit sharing plans, and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research and strategy, trading ideas, market information and analyses across a range of industries and receive and execute client orders. Our equity research covers over 2,000 companies around the world and a further more than 800 companies are covered by nine leading local firms in Asia Pacific with which we maintain alliances.
Equity Finance
Our Equity Finance business provides financing, securities lending and other prime brokerage services. We offer prime brokerage services in the U.S. that provide hedge funds, money managers and registered investment advisers with execution, financing, clearing, reporting and administrative services. We finance our clients' securities positions through margin loans that are collateralized by securities, cash or other acceptable liquid collateral. We earn an interest spread equal to the difference between the amount we pay for funds and the amount we receive from our clients. We also operate a matched book in equity and corporate bond securities, whereby we borrow and lend securities versus cash or liquid collateral and earn a net interest spread. We offer selected prime brokerage clients the option of custodying their assets at an unaffiliated U.S. broker-dealer that is a subsidiary of a bank holding company. Under this arrangement, we directly provide our clients with all customary prime brokerage services.
Wealth Management
We provide tailored wealth management services designed to meet the needs of high net worth individuals, their families and their businesses, private equity and venture funds and small institutions. Our advisers provide access to all of our institutional execution capabilities and deliver other financial services. Our open architecture platform affords clients access to products and services from both our firm and from a variety of other major financial services institutions.
Fixed Income
Fixed Income Capital Markets
We provide our clients with sales and trading of investment grade corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage-backed and asset-backed securities, leveraged loans, consumer loans, high yield and distressed securities, emerging markets debt, interest rate and credit derivative products, as well as foreign exchange trade execution and securitization capabilities. Jefferies LLC is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International Limited is designated in similar capacities for several countries in Europe. Additionally, through the use of repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and obtain funding for various of our inventory positions. We trade and make markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.

Our strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, our fixed income desk strategists provide ideas and analysis to clients across a variety of fixed income products.
Other
We also make principal investments in private equity and hedge funds managed by third parties as well as, from time to time, take on strategic positions.
Berkadia
On October 1, 2018, we transferred to Jefferies Group our investment in Berkadia. Berkadia is a 50/50 joint venture with Berkshire Hathaway, Inc. that provides capital solutions, investments sales advisory and mortgage servicing for multifamily and commercial real estate. Berkadia originates commercial real estate loans, primarily in respect of multifamily housing units, for Fannie Mae, Freddie Mac and the Federal Housing Authority using their underwriting guidelines and will typically sell the loans to such entities shortly after the loans are funded with Berkadia retaining the mortgage servicing rights. For loans sold to Fannie Mae, Berkadia assumes a shared loss position throughout the term of each loan, with a maximum loss percentage of approximately one-third of the original principal balance. Berkadia also originates and brokers commercial/multifamily mortgage loans which are not part of the government agency programs.
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
Asset Management
Under the LAM umbrella, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. LAM offers institutional clients an innovative range of investment strategies through its affiliated managers. Our products are currently offered to pension funds, insurance companies, sovereign wealth funds, and other institutional investors. The investment boutiques under LAM range from multi-manager products, such as Schonfeld Fundamental Equities and Weiss Multi-Strategy, to niche equity long/short strategies, such as Pendeen Asset Management and Sikra Capital. We offer our affiliated asset managers access to capital, operational infrastructure and global marketing and distribution.

We continue to expand our asset management efforts. During 2019, we established a partnership with Schonfeld Strategic Advisors LLC, launched Stonyrock Partners (middle market general partner stakes) and Point Bonita Capital (trade finance), and added Solanas Capital (energy infrastructure with an environmental, social and governance focus) to our LAM platform.
Competition
All aspects of our business are intensely competitive. We compete primarily with large global bank holding companies that engage in capital markets activities, but also with other broker-dealers, asset managers and investment banking firms. The large global bank holding companies have substantially greater capital and resources than we do. We believe that the principal factors affecting our competitive standing include the quality, experience and skills of our professionals, the depth of our relationships, the breadth of our service offerings, our ability to deliver consistently our integrated capabilities, and our culture, tenacity and commitment to serve our clients.

Regulation
Regulation in the United States. The financial services industry in which our Investment Banking, Capital Markets and Asset Management segment operates is subject to extensive regulation. In the U.S., the SEC is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission ("CFTC") is the federal agency responsible for the administration of laws relating to commodity interests (including futures, commodity options and swaps). In addition, the Financial Industry Regulatory Authority, Inc. ("FINRA") and the National Futures Association ("NFA") are self-regulatory organizations that are actively involved in the regulation of financial services businesses. In addition to federal regulation, our Investment Banking, Capital Markets and Asset Management segment is subject to state securities regulations in each state in which we offer our securities. The SEC, CFTC, FINRA and the NFA conduct periodic examinations of broker-dealers, investment advisers, futures commission merchants ("FCMs") and swap dealers. The designated examining authority for Jefferies LLC's activities as a broker-dealer is FINRA, and the designated self-regulatory organization for Jefferies LLC's non-clearing FCM activities is the NFA. Financial services businesses are also subject to regulation and examination by state securities commissions and attorneys general in those states in which they do business.
Broker-dealers are subject to SEC and FINRA regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure and requirements, anti-money laundering efforts, recordkeeping and the conduct of broker-dealer personnel including officers and employees. Registered investment advisers are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, custody of client assets, disclosure to clients, conflict of interest, insider trading and recordkeeping; and investment advisers that are also registered as commodity trading advisers or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodity options, futures or swap transactions are subject to regulation by the CFTC and the NFA. Additional legislation, changes in rules promulgated by the SEC, CFTC, FINRA or NFA, or changes in the interpretation or enforcement of existing laws or rules may directly affect the operations and profitability of broker-dealers, investment advisers, FCMs, commodity trading advisers, commodity pool operators and swap dealers. The SEC, CFTC, FINRA, NFA, state securities commissions and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Jefferies LLC, its affiliates, including affiliated investment advisers, as well as its and their officers and employees (including, without limitation, injunctions, censures, fines, suspensions, directives that impact business operations (including proposed expansions), membership expulsions, or revocations of licenses and registrations). In addition, broker-dealers, investment advisers, FCMs and swap dealers must also comply with the rules and regulation of clearing houses, exchanges, swap execution facilities and trading platforms of which they are a member.
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”), which establishes a “best interest” standard of conduct for broker-dealers and associated persons when they make a recommendation to a retail customer of any securities transaction or investment strategy involving securities, including recommendations of types of accounts. While we do not generally make recommendations to retail customers except in our Wealth Management division, our Wealth Management division will be required to comply with the substantially greater obligations imposed under Reg BI.
Regulatory Capital Requirements. Several of our Investment Banking, Capital Markets and Asset Management segment entities are subject to financial capital requirements that are set by regulation. Jefferies LLC is a dually-registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements. As a broker-dealer, Jefferies LLC is subject to the SEC's Uniform Net Capital Rule (the "Net Capital Rule"). Jefferies LLC has elected to compute its minimum net capital requirement in accordance with the "Alternative Net Capital Requirement" as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit Jefferies LLC's operations, such as underwriting and trading activities, that could require the use of significant amounts of capital, and may also restrict its ability to make loans, advances, dividends and other payments. Under FINRA Rule 4110, FINRA could impose higher minimum net capital requirements than required by the SEC. If the broker dealer also carries accounts for other broker dealers, it may need net capital of $7 million or tentative net capital of $25 million, depending on circumstances. As a non-clearing FCM, Jefferies LLC is required to maintain minimum adjusted net capital of $1.0 million.
In June 2019, the SEC adopted rules regarding capital, segregation and margin requirements for SEC registered broker-dealers that engage in principal transactions of security-based swaps ("SBS"). The rules will come into effect in 2020 or 2021. Under the rules there is a minimum net capital requirement for, among others, a broker-dealer that acts as a dealer in SBS of the greater of $20 million or the sum of (i) a ratio requirement (2% of aggregate debit items (generally, customer receivables)) and (ii) 2% (that the SEC could, in the future, increase up to 4% or 8%) of a risk margin amount. The risk margin amount means the sum of (i) the total initial margin required to be maintained by the broker-dealer at each clearing agency with respect to SBS transactions cleared for SBS customers and (ii) the total initial margin amount calculated by the broker-dealer with respect to non-cleared SBS under new SEC rules.
Jefferies Group LLC is not subject to any regulatory capital rules.
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 24 to our consolidated financial statements for additional discussion of net capital calculations.
Regulation outside the United States. We are an active participant in the international capital markets and provide investment banking services internationally, primarily in Europe and Asia. As is true in the U.S., our international subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, German Federal Financial Supervisory Authority ("BaFin"), Investment Industry Regulatory Organization of Canada, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform. For additional information see Item 1A. Risk Factors.
Merchant Banking
We own a diverse portfolio of businesses and investments that have the potential for significant value appreciation. The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings. We continue to evaluate new investments, primarily in financial services, that typically come to our attention through the activities of Jefferies Group. We are in the process of a managed transformation of Merchant Banking, with the intention of selling to third parties or restructuring under LAM all of our Merchant Banking business. Continuing changes in the mix of our businesses and investments therefore should be expected.
Our Merchant Banking portfolio currently includes investments in Linkem, 54% (fixed wireless broadband services in Italy); Vitesse Energy, LLC ("Vitesse Energy Finance"), 97%, and JETX Energy, LLC ("JETX Energy"), 98%, (oil and gas); real estate; Idaho Timber, 100% (manufacturing); FXCM Group, LLC ("FXCM"), 50% voting interest in FXCM and a majority of all distributions in respect of the equity of FXCM (provider of online foreign exchange trading services); The We Company, formerly known as WeWork, less than 1% (global network of workspaces); and others. The net book value of our entire Merchant Banking portfolio was $2.4 billion at November 30, 2019, including $227.9 million held on behalf of LAM.
Linkem
We own 54% (48% voting) of Linkem S.p.A., the largest fixed wireless broadband service provider in Italy with 646,000 subscribers. Its broadband service, delivered via radio link, utilizes its proprietary, 5G-ready network and its valuable nationwide 3.5GHz spectrum holdings, and covers approximately 66% of Italian households. The 3.5GHz frequency band has been designated globally as one of the core bands for 5G services, placing Linkem in a strong position to continue its growth in a 5G environment. Linkem plans to increase its network coverage and service offerings over the coming years as it adds subscribers and leverages its assets. Expansion and customer acquisition costs are expected to result in operating losses over the next couple of years.
Our initial investment in Linkem was made in July 2011. Since that time, we have funded much of Linkem's growth and become its largest shareholder. We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem's common equity at November 30, 2019. Additionally, we have made shareholder loans to Linkem with principal outstanding of $58.1 million at November 30, 2019. We own approximately 48% of the total voting securities of Linkem. The net book value of our investment in Linkem was $194.8 million at November 30, 2019.

Vitesse Energy Finance
Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated oil and gas working interests and royalties predominately in the Bakken Shale oil field in North Dakota. These non-operated interests are mostly working interests and some mineral rights in flowing wells and interests in leases and drilling spacing units expected to be developed via horizontal wells in the future by Vitesse Energy Finance's over one dozen operating partners. As Vitesse Energy Finance's operators convert undeveloped acreage into flowing horizontal wells, our interests in the leasehold acreage and minerals are converted into cash flows produced by the new wells. Vitesse Energy Finance has acquired more than 45,000 net acres of Bakken leaseholds and has an interest in approximately 5,000 producing wells (105 net wells) with current production as of November 2019 in excess of 11,000 barrels of oil equivalent per day. Vitesse Energy Finance also has 940 gross wells (20 net wells) that are currently drilling, completing, or permitted for drilling. Our strategic priorities for Vitesse Energy Finance are to selectively add to our core acreage, participate in future profitable horizontal wells, increase aggregate cash flow, limit volatility of cash flow from flowing wells by appropriately hedging oil and profitably sell selective assets when appropriate. The net book value of our investment in Vitesse Energy Finance was $528.7 million at November 30, 2019.
Real Estate Assets
Our real estate assets primarily consist of our 100% ownership of HomeFed, a developer and owner of residential and mixed-use real estate properties in California, New York, Florida, Virginia and South Carolina. HomeFed's key assets include Otay Ranch, a master planned community that is under development in Chula Vista, CA, made up of approximately 4,450 acres of land entitled for 13,050 total units; Renaissance Plaza, a mixed-use asset in Brooklyn, NY, comprised of an office building, hotel and garage; and Fulton Mall, a 49% joint venture partnership interest in a land assemblage with a prime location in Brooklyn's highest density and highest rent retail district.
The net book value of our investment in real estate assets was $645.3 million at November 30, 2019.
Financial Information about Segments
Our operating and reportable segments consist of Investment Banking, Capital Markets and Asset Management; Merchant Banking; and Corporate. Our financial information regarding our reportable segments is contained in Note 28 in our consolidated financial statements.
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
Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our securities. The risks set out below are not the only risks we face. In addition to the specific risks mentioned in this report, we may also be affected by other factors that affect businesses generally such as global or regional changes in economic, business or political conditions, acts of war, terrorism, climate change or natural disasters. If any of such risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.
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
We face numerous risks and uncertainties as we expand our business. We expect the growth and development of our business to come primarily from internal expansion and through acquisitions, investments, and strategic partnering. As we expand our business, there can be no assurance that financial controls, the level and knowledge of personnel, operational abilities, legal and compliance controls and other corporate support systems and technology will be adequate to manage our business and growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, if we acquire new businesses and introduce new products, we face numerous risks and uncertainties integrating their controls and systems, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient or non-secure integration of these systems and controls, could adversely affect our business and prospects.
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
Our principal trading and investments expose us to risk of loss. A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high-yield, international, convertible, and equity securities, loans and futures and commodities for our own account. In any period, we may experience losses on our positions as a result of price fluctuations, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because certain of our investments are marked to market on a daily basis, any adverse price movement in these investments could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.
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
Any cyber attack or other security breach of or vulnerability in our technology systems, or those of our clients or other third-party vendors we rely on, could have operational impacts, subject us to significant liability and harm our reputation. Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we have been the target of attempted cyber attacks. Cyber attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our firm or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we are not aware of any material losses relating to cyber attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.

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

Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack would take substantial amounts of time and resources, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered. All of which would further increase the costs and consequences of such an attack.

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
Recent legislation and new and pending regulation may significantly affect our businesses and investments.  In recent years, there has been significant legislation and increased regulation affecting the financial services industry. In addition, there has also been recent discussions of proposed legislative and regulatory changes that would also affect the financial services industry. These legislative and regulatory initiatives affect not only us (particularly Jefferies Group, Berkadia and FXCM) but also our competitors and certain of our clients and customers. These changes could have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business. Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.
Extensive regulation of our businesses limits our activities, and, if we violate these regulations, we may be subject to significant penalties. The financial services industry is subject to extensive laws, rules and regulations in every country in which they operate. Firms that engage in providing financial services must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities. Such laws, rules and regulations cover many aspects of providing financial services.
Regulators supervise certain of Jefferies Group's business activities to monitor compliance with applicable laws, rules and regulations. In addition, if there are instances in which our regulators question our compliance with laws, rules, or regulations, they may investigate the facts and circumstances to determine whether we have complied. At any moment in time, we may be subject to one or more such investigation or similar review. At this time, all such investigations and similar reviews are insignificant in scope and immaterial to us. However, there can be no assurance that, in the future, we will not violate such laws, rules, or regulations, or that such investigations and similar reviews will not result in significant or material adverse regulatory requirements, regulatory enforcement actions, fines or other adverse impact to the operation of our business.
Additionally, violations of laws, rules and regulations could subject us to one or more of the following events: civil and criminal liability; sanctions, which could include the revocation of registrations as registered financial service firms (including registered investment advisers or broker-dealers); the revocation of the licenses of our financial advisers; censures; fines; or a temporary suspension or permanent bar from conducting business. The occurrence of any of these events could have a material adverse effect on our business, financial condition and prospects.
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
The United Kingdom's exit from the European Union ("EU") could adversely affect our businesses and investments. In March 2017, the then Prime Minister of the U.K. notified the European Council, in accordance with Article 50(2) of the Treaty on EU, of the U.K.'s intention to withdraw from the EU (such withdrawal commonly being referred to as "Brexit"). The completion of Brexit has been postponed; and it is possible that Brexit will not occur. There is uncertainty as to the scope, nature and terms of the relationship between the U.K. and the EU after Brexit (if it occurs). The uncertainty surrounding the timing, terms and consequences of Brexit could adversely impact customer and investor confidence, result in additional market volatility and adversely affect Jefferies Group, FXCM and our other businesses with operations or customers in Europe.

Jefferies Group operates substantial parts of its EU businesses from entities based in the U.K. Following Brexit (if it occurs), the regulatory and legal environment that would then exist, and to which its U.K. operations would then be subject, will depend on, in certain respects, the nature of the arrangements (if any) that the U.K. may agree with the EU and other trading partners. While there is ongoing uncertainty, Jefferies Group has taken steps to ensure that it is able to continue to provide services to clients located in the European Economic Area ("EEA") jurisdiction without interruption, even in the event of a "hard" Brexit occurring. As such, a Jefferies Group wholly-owned subsidiary, Jefferies GmbH, has been established in Germany which is authorized as a MiFID investment firm by BaFin. Jefferies GmbH will service EEA institutional clients across Investment Banking, Equities and Fixed Income sectors after Brexit from its office in Frankfurt and branch offices in Amsterdam, Madrid, Milan, Paris and Stockholm. This structure, if needed, might result in a less efficient operating model across Jefferies Group's European legal entities.

We may be adversely affected by changes in or the discontinuance of Interbank Offered Rates ("IBORs"), in particular, London Interbank Offered Rate ("LIBOR"). Central banks and regulators in a number of major jurisdictions (for example, the U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021 and possibly prior to then. We currently hold IBOR positions with a maturation past 2020. In addition, we rely on vendor applications and data providers that support downstream IBOR data. We are reviewing our positions for a strategic conversion to alternative rates. It is not possible at this time to know what rate or rates may become accepted alternatives to LIBOR and other IBORs, or what the effect will be on the financial markets for financial instruments linked to IBORs. It is possible that pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, increased compliance, legal and operational costs increased capital requirements and business continuity issues will occur.
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
Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. In addition, our financial advisers may act in a fiduciary capacity, providing financial planning, investment advice, and discretionary asset management. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. It is not always possible to deter associate misconduct, and the precautions we take to detect and prevent this activity may not be effective. If our employees engage in misconduct, our business would be adversely affected.
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

A change in tax laws in key jurisdictions could materially increase our tax expense. We are subject to tax in the U.S. and numerous international jurisdictions. Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, or in the introduction of new taxes, could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities and otherwise have an adverse effect on our financial condition.
If our tax filing positions were to be challenged by federal, state and local, or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial condition or results of operations.
From time to time we may invest in securities that are illiquid or subject to restrictions. From time to time we may invest in securities that are subject to restrictions which prohibit us from selling the subject securities for a period of time. Such agreements may limit our ability to generate liquidity quickly through the disposition of the underlying investment while the agreement is effective.
Our common shares are subject to transfer restrictions. We and some of our subsidiaries have tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common shares and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares.  The restriction will remain until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year to which these tax benefits may no longer be carried forward. The restriction may be waived by our Board of Directors on a case by case basis. Shareholders are advised to carefully monitor their ownership of our common shares and consult their own legal advisers and/or us to determine whether their ownership of our common shares approaches the proscribed level.
Our business is subject to significant credit risk. In the normal course of our businesses, we are involved in the execution, settlement and financing of various customer and principal securities and derivative transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Even when transactions are collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended and collateral has not been secured or the counterparty defaults before collateral or margin can be adjusted. We may also incur credit risk in its derivative transactions to the extent such transactions result in uncollateralized credit exposure to counterparties.
We seek to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. We may require counterparties to deposit additional collateral or return collateral pledged. In certain circumstances, we may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty. However, there can be no assurances that our risk controls will be successful.
Our investment in Berkadia may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2019, we had an approximately $268.9 million investment in Berkadia. Many factors, most of which are outside of our control, can affect Berkadia's business, including loan losses in excess of reserves, a change in the relationships with U.S. Government-Sponsored Enterprises or federal agencies, a significant loss of customers, and other factors that directly and indirectly effect the results of operations, including the sales and profitability of Berkadia, and consequently may adversely affect our results of operations or financial condition.
If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, we would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway. Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia. All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and a Berkshire Hathaway corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, we would suffer losses to the extent of our reimbursement obligation to Berkshire Hathaway. As of November 30, 2019, the aggregate amount of commercial paper outstanding was $1.47 billion.

Our semi-annual estimates of the fair values of holdings of certain of our merchant banking investments may differ from what can be realized and how these investments are reflected in our financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In our January 2020 letter to shareholders and July 2019 earnings release, we have disclosed certain estimated fair values of our merchant banking investments and disclosed our intention to provide semi-annual disclosures relating to the estimated fair value of our holdings of certain merchant banking investments, some of which are consolidated. These semi-annual estimates may differ from how these investments are reflected in our financial statements prepared in accordance with GAAP. Factors to consider in connection with reviewing these semi-annual estimates of fair value include, but are not limited to, the following:

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
The performance of our oil and gas production and development investments, Vitesse Energy Finance and JETX Energy, is impacted by uncertainties specific to the oil and gas industry which we cannot control and may adversely affect our results of operations or financial condition. As of November 30, 2019, we had an approximately $585.5 million investment in Vitesse Energy Finance and JETX Energy. The oil and gas industry, by its nature, involves a high degree of risk. The value of these investments may be impacted by changes in the prices of oil, gas and natural gas liquids, which are affected by local, regional and global events or conditions that affect supply and demand and which have a history of significant price volatility. These investments are also exposed to changes in regulations affecting the industry, which could increase our cost of compliance, increase taxes or reduce or delay business opportunities. In addition, there are numerous uncertainties inherent in the estimation of future oil and gas production and future income streams associated with production. As a result, actual results could materially differ from those we currently anticipate and our ability to profitably grow these investments could be adversely affected.
Our investment in real estate may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2019, we had an approximately $645.3 million investment in real estate businesses, including HomeFed. Many factors, most of which are outside of our control, can affect HomeFed's business, including the state of the housing market in general and other factors that directly or indirectly effect the results of operations, including the sales and profitability of HomeFed, and consequently may adversely affect our results of operations or financial condition.

Our investment in Linkem may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2019, we had an approximately $194.8 million investment in Linkem. Many factors, most of which are outside of our control, can affect Linkem's business, including the state of the Italian economy and capital markets in general, competition in the Italian telecommunications markets and other factors that directly and indirectly effect the results of operations, including the sales and profitability of Linkem, and consequently may adversely affect our results of operations or financial condition.

Our investment in FXCM may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2019, we had an approximately $129.3 million investment in FXCM. Many factors, most of which are outside of our control, can affect FXCM's business, including the state of international market and economic conditions which impact trading volume and currency volatility, changes in regulatory requirements and other factors that directly or indirectly effect the results of operations, including the sales and profitability of FXCM, and consequently may adversely affect our results of operations or financial condition.
Our investment in Idaho Timber may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2019, we had an approximately $77.9 million investment in Idaho Timber. Many factors, most of which are outside of our control, can affect Idaho Timber's business, including demand for its products, prices and availability of raw materials and other factors that directly and indirectly effect the results operations, including the sales and profitability of Idaho Timber, and consequently may adversely affect our results of operations or financial condition.

Our investment in The We Company may not prove to be successful and may adversely affect our results of operations or financial condition. As of November 30, 2019, we had an approximately $53.8 million investment in The We Company. During 2019, we incurred a mark down of approximately $182.3 million relating to this investment due to a decrease in The We Company's valuation. Many factors, most of which are outside of our control, can affect The We Company's business, including the expansion of its business, number of customers and other factors that directly and indirectly effect the results of operations, including the sales and profitability of The We Company, and consequently may adversely affect our results of operations or financial condition.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our global executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement.
Jefferies Group maintains offices in over 30 cities throughout the world including its global headquarters in New York City, its European headquarters in London and its Asian headquarters in Hong Kong. In addition, Jefferies Group maintains backup data center facilities with redundant technologies for each of its three main data center hubs in Jersey City, London and Hong Kong. Jefferies Group leases all of its office space, or contract via service arrangement, which management believes is adequate for its business.
HomeFed is the developer of various real estate properties and has an aggregate book value of approximately $539.1 million at November 30, 2019.
Our businesses lease other manufacturing, warehousing, office and headquarters facilities. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. See Note 23 to our consolidated financial statements.

Item 3.	Legal Proceedings.
The information required by this Item 3 is incorporated by reference from the "Contingencies" section in Note 23 in the Notes to consolidated financial statements in Item 8 of Part II of this report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE under the symbol JEF. As of January 17, 2020, there were approximately 1,668 record holders of the common shares.

We paid quarterly cash dividends of $0.125 per share for each quarter of 2019, as well as $1.50 in a special dividend. We distributed 7,514,477 Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to stockholders of record as of the close of business on September 30, 2019. We paid quarterly cash dividends of $0.125 per share for each of the last two quarters of 2018 and $0.10 per share for each of the first two quarters of 2018. We paid quarterly cash dividends of $0.10 per share for the each of the last two quarters of 2017 and $0.0625 per share for each of the first two quarters of 2017. On January 9, 2020, our Board of Directors increased our quarterly dividend by 20% to $0.15 per share. The payment of dividends in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
We and some of our subsidiaries have tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of the common shares and the ability of persons or entities now owning 5% or more of the common shares from acquiring additional common shares.  The restrictions will remain in effect until the earliest of (a) December 31, 2024, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) or (c) the beginning of a taxable year to which these tax benefits may no longer be carried forward.
In January 2019, our Board of Directors approved a $500.0 million share repurchase authorization. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors authorized the repurchase of an additional 9.25 million shares. During the twelve months ended November 30, 2019, we purchased a total of 25,926,388 of our common shares for $506.2 million, or an average price of $19.52 per share. This includes 780,315 shares purchased, at a price of $21.03 per share, in connection with the sale of a hotel and restaurant in Telluride, Colorado that we owned, to the Company's Chairman and certain of his family trusts. In total, based on the closing price of Jefferies common shares at November 30, 2019, we have approximately $203.6 million available for future repurchases.
Separately, during the twelve months ended November 30, 2019, we repurchased an aggregate of 199,198 shares in connection with our share compensation plans which allow participants to surrender shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
There were no unregistered sales of equity securities during the period covered by this report.
The following table presents information on our purchases of our common shares during the three months ended November 30, 2019 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

September 1, 2019 to September 30, 2019	366,138	$18.35	366,138	$311,345
October 1, 2019 to October 31, 2019	5,267,579	$17.83	5,234,862	$220,536
November 1, 2019 to November 30, 2019 (3) (4)	2,600,027	$20.79	1,819,712	$203,570
Total	8,233,744		7,420,712

(1)
Includes an aggregate 32,717 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)
In January 2019, our Board of Directors approved a $500.0 million share repurchase authorization. At November 30, 2019, $11.5 million remains available for future purchases. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors authorized the repurchase of an additional 9.25 million shares. At November 30, 2019, 9.2 million shares remain available for future purchases. The approximate dollar value of shares that may be purchased under the plans or programs in the table above related to these shares is based on the month end closing price of Jefferies common shares.

(3)	Includes 780,315 shares received on the sale of a hotel and restaurant in Telluride, Colorado that we owned, to the Company's Chairman and certain of his family trusts.

(4)	Includes 57,754 shares that settled in December 2019.

Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's 500 Financials Index for the period commencing December 31, 2014 to November 30, 2019. Index data was furnished by S&P Global Market Intelligence. The graph assumes that $100 was invested on December 31, 2014 in each of our common stock, the S&P 500 Index and the S&P 500 Financials Index and that all dividends were reinvested.

Item 6.	Selected Financial Data.
The following selected financial data have been summarized from our consolidated financial statements. They should be read in conjunction with our consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31,
			2017	2016	2015
	(In thousands, except per share amounts)
Selected Statements of Operations Data (a)
Net revenues	$3,892,976	$3,764,034	$4,077,445	$3,035,374	$3,484,039
Total expenses	3,617,363	3,524,957	3,396,042	3,202,564	3,113,869
Income (loss) related to associated companies	202,995	57,023	(74,901)	154,598	110,281
Income (loss) from continuing operations before income taxes	478,608	296,100	606,502	(12,592)	480,451
Income tax provision (benefit)	(483,955)	19,008	642,286	25,773	142,744
Income (loss) from continuing operations	962,563	277,092	(35,784)	(38,365)	337,707
Income (loss) from discontinued operations, including gain (loss) on disposal, net of taxes	—	773,984	288,631	232,686	(85,596)
Net (income) loss attributable to the redeemable noncontrolling interests	286	(37,263)	(84,576)	(65,746)	26,543
Net income attributable to Jefferies Financial Group common shareholders	959,593	1,022,318	167,351	125,938	279,587
Per share:
Basic earnings (loss) per common share attributable to Jefferies Financial Group common shareholders:
Income (loss) from continuing operations	$3.07	$0.82	$(0.10)	$(0.10)	$0.90
Income (loss) from discontinued operations, including gain (loss) on disposal	—	2.11	0.55	0.44	(0.16)
Net income	$3.07	$2.93	$0.45	$0.34	$0.74
Diluted earnings (loss) per common share attributable to Jefferies Financial Group common shareholders:
Income (loss) from continuing operations	$3.03	$0.81	$(0.10)	$(0.10)	$0.90
Income (loss) from discontinued operations, including gain (loss) on disposal	—	2.09	0.55	0.44	(0.16)
Net income	$3.03	$2.90	$0.45	$0.34	$0.74

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

	At November 30,		At December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Selected Statements of Financial Condition Data
Total assets	$49,460,234	$47,131,095	$47,169,108	$45,071,307	$46,331,184
Long-term debt	8,337,061	7,617,563	7,885,783	7,380,443	7,400,582
Mezzanine equity	151,605	144,779	551,593	461,809	316,633
Shareholders' equity	9,579,705	10,060,866	10,105,957	10,128,100	10,401,211
Book value per common share	$32.85	$32.72	$28.37	$28.18	$28.68
Cash dividends per common share	$0.50	$0.45	$0.325	$0.25	$0.25
Total dividends per common share	$2.00	$0.45	$0.325	$0.25	$0.25

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the twelve months ended November 30, 2019 and eleven months ended November 30, 2018. For a discussion of our results of operations and liquidity and capital resources for the twelve months ended December 31, 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Transition Report on Form 10-K for the fiscal year ended November 30, 2018, which was filed with the SEC on January 29, 2019.
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

Financial statements for 2017 continue to be presented on the basis of our previous calendar year end. Jefferies Group has a November 30 year end. Prior to the fourth quarter of 2018, because our fiscal year end was December 31, we reflected Jefferies Group in our consolidated financial statements utilizing a one month lag. In connection with our change in fiscal year end to November 30, we eliminated the one month lag utilized to reflect Jefferies Group results beginning with the fourth quarter of 2018. Therefore, our results for the eleven months ended November 30, 2018, include twelve month results for Jefferies Group and eleven months for the remainder of our results.

The following tables present a summary of our financial results.

A summary of results of operations for the twelve months ended November 30, 2019 is as follows (in thousands):

	Investment Banking, Capital Markets and Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,112,530	$746,369	$32,833	$—	$1,244	$3,892,976

Expenses:
Compensation and benefits	1,684,054	82,832	58,005	—	—	1,824,891
Cost of sales (1)	227,471	319,641	—	—	(4,331)	542,781
Interest	—	34,129	—	53,048	—	87,177
Depreciation and amortization	79,204	70,192	3,475	—	—	152,871
Selling, general and other expenses	797,132	175,650	39,820	—	(2,959)	1,009,643
Total expenses	2,787,861	682,444	101,300	53,048	(7,290)	3,617,363
Income (loss) from continuing operations before income taxes and income related to associated companies	324,669	63,925	(68,467)	(53,048)	8,534	275,613
Income related to associated companies	—	202,927	—	—	68	202,995
Income (loss) from continuing operations before income taxes	$324,669	$266,852	$(68,467)	$(53,048)	$8,602	478,608
Income tax benefit from continuing operations						(483,955)
Net income						$962,563
(1) Includes Floor brokerage and clearing fees.

A summary of results of operations for the eleven months ended November 30, 2018 is as follows (in thousands):

	Investment Banking, Capital Markets and Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,183,376	$571,831	$22,300	$—	$(13,473)	$3,764,034

Expenses:
Compensation and benefits	1,736,264	77,169	50,222	—	(873)	1,862,782
Cost of sales (1)	189,068	307,071	—	—	(4,858)	491,281
Interest	—	35,159	—	54,090	—	89,249
Depreciation and amortization	68,296	48,852	3,169	—	—	120,317
Selling, general and other expenses	780,081	150,115	35,049	—	(3,917)	961,328
Total expenses	2,773,709	618,366	88,440	54,090	(9,648)	3,524,957
Income (loss) from continuing operations before income taxes and income related to associated companies	409,667	(46,535)	(66,140)	(54,090)	(3,825)	239,077
Income related to associated companies	—	57,023	—	—	—	57,023
Income (loss) from continuing operations before income taxes	$409,667	$10,488	$(66,140)	$(54,090)	$(3,825)	296,100
Income tax provision from continuing operations						19,008
Income from discontinued operations, net of income tax provision						130,063
Gain on disposal of discontinued operations, net of income tax provision						643,921
Net income						$1,051,076
(1) Includes Floor brokerage and clearing fees.

A summary of results of operations for the twelve months ended December 31, 2017 is as follows (in thousands):

	Investment Banking, Capital Markets and Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,198,109	$876,180	$6,306	$—	$(3,150)	$4,077,445

Expenses:
Compensation and benefits	1,829,096	73,811	46,655	—	1,373	1,950,935
Cost of sales (1)	179,478	280,952	—	—	(4,972)	455,458
Interest	—	42,259	—	58,943	—	101,202
Depreciation and amortization	62,668	44,257	3,470	—	—	110,395
Selling, general and other expenses	621,943	131,627	34,983	—	(10,501)	778,052
Total expenses	2,693,185	572,906	85,108	58,943	(14,100)	3,396,042
Income (loss) from continuing operations before income taxes and loss related to associated companies	504,924	303,274	(78,802)	(58,943)	10,950	681,403
Loss related to associated companies	—	(74,901)	—	—	—	(74,901)
Income (loss) from continuing operations before income taxes	$504,924	$228,373	$(78,802)	$(58,943)	$10,950	606,502
Income tax provision from continuing operations						642,286
Income from discontinued operations, net of income tax provision						288,631
Net income						$252,847
(1) Includes Floor brokerage and clearing fees.
The composition of our financial results has varied over time and we expect will continue to evolve over time. Our strategy is designed to transform Jefferies into a pure financial services firm and, as such, we are focused on the development of our Investment Banking, Capital Markets and Asset Management segment, while we continue to realize the value of or otherwise transform our investments in Merchant Banking. The following factors and events should be considered in evaluating our financial results as they impact comparisons:
Our 2019 financial results from continuing operations were impacted by:

•	A nonrecurring tax benefit of $544.6 million related to the closing of our available for sale portfolio, which triggered the realization of lodged tax benefits from earlier years;

•	The special dividend of our interest in Spectrum Brands of $451.1 million, removing the investment from our Merchant Banking portfolio going forward;

•	A $205.0 million pre-tax gain on the sale of our remaining 31% interest in National Beef;

•	A $72.1 million pre-tax gain on the revaluation of our 70% interest in HomeFed to fair value in connection with the acquisition of the remaining common stock of HomeFed; and

•	A reduction during 2019 to the estimated fair value of The We Company of $182.3 million.

Our 2018 financial results from continuing operations were impacted by:

•	A $418.8 million mark-to-market decrease in the value of our investment in Spectrum Brands/HRG Group, Inc. ("HRG");

•	A $221.7 million pre-tax gain on the sale of our Garcadia interests;

•	A $70.9 million increase in the estimated fair value of The We Company;

•	A $62.1 million impairment loss related to our investment in FXCM; and

•	A $47.9 million impairment loss related to our investment in Golden Queen Mining Company, LLC ("Golden Queen").

Our 2017 financial results from continuing operations were impacted by:

•	A non-cash $450.5 million charge related to the impact of tax reform;

•	A $178.2 million pre-tax gain on the sale of Conwed Plastics;

•	A $130.2 million impairment loss related to our investment in FXCM; and

•	A mark-to-market increase in the value of our investment in HRG of $64.8 million.
Investment Banking, Capital Markets and Asset Management
Our Investment Banking, Capital Markets and Asset Management segment consists of our investment in Jefferies Group. Jefferies Group was acquired on March 1, 2013 and is reflected in our 2017 consolidated financial statements utilizing a one month lag; Jefferies Group's fiscal year ends on November 30th. Jefferies Group financial data is presented in each year based on the twelve months ended November 30. A summary of results of operations for our Investment Banking, Capital Markets and Asset Management segment is as follows (in thousands):

	2019	2018	2017

Net revenues	$3,112,530	$3,183,376	$3,198,109

Expenses:
Compensation and benefits	1,684,054	1,736,264	1,829,096
Floor brokerage and clearing fees	227,471	189,068	179,478
Depreciation and amortization	79,204	68,296	62,668
Selling, general and other expenses	797,132	780,081	621,943
Total expenses	2,787,861	2,773,709	2,693,185
Income from continuing operations before income taxes	$324,669	$409,667	$504,924

Our Investment Banking, Capital Markets and Asset Management segment comprises many business units, with many interactions and much integration among them. Business activities include the sales, trading, origination and advisory effort for various equity, fixed income, commodities, foreign exchange and advisory services. Our Investment Banking, Capital Markets and Asset Management segment business, by its nature, does not produce predictable or necessarily recurring revenues or earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally, and our own activities and positions.

Revenues by Source

Net revenues presented for our Investment Banking, Capital Markets and Asset Management segment include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs.

The following provides a summary of net revenues by source (in thousands):

	2019	2018	2017

Equities	$773,979	$665,557	$674,424
Fixed income	681,362	559,712	618,388
Total capital markets	1,455,341	1,225,269	1,292,812

Advisory	767,421	820,042	770,092

Equity underwriting	361,972	454,555	344,973
Debt underwriting	407,336	635,606	649,220
Total underwriting	769,308	1,090,161	994,193

Other investment banking	(14,617)	3,638	19,776
Total investment banking	1,522,112	1,913,841	1,784,061

Other	58,535	45,316	92,987
Total Investment Banking and Capital Markets (1) (2)	3,035,988	3,184,426	3,169,860

Asset management fees and revenues (3)	20,285	21,214	19,224
Investment return (4) (5)	96,805	16,971	20,581
Allocated net interest (4) (6)	(40,548)	(39,235)	(11,556)
Total Asset Management	76,542	(1,050)	28,249

Total net revenues	$3,112,530	$3,183,376	$3,198,109

(1)	Includes net interest revenues (expenses) of $74.0 million, $8.5 million and $(58.6) million for 2019, 2018 and 2017, respectively.

(2)
Allocated net interest is not separately disaggregated in presenting our Investment Banking and Capital Markets results within Net Revenues by Source. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.

(3)	The amount for 2019 includes revenues of $3.1 million from our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.

(4)
Beginning with the first quarter of 2019, Net revenues attributed to the Investment return in our Asset Management results have been disaggregated to separately present Investment return and Allocated net interest (see footnotes 5 and 6 below). This disaggregation is intended to increase transparency and to make clearer actual Investment return. We offer third-party investors the opportunity to co-invest in our asset management funds and separately managed accounts alongside us. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods, none of which are pertinent to the Investment returns generated by the performance of the portfolio.

(5)	Includes net interest expense of $8.9 million, $8.4 million and $4.8 million for 2019, 2018 and 2017, respectively.

(6)
Allocated net interest represents the allocation of long-term debt interest expense to Asset Management, net of interest income on Cash and cash equivalents and other sources of liquidity. For discussion of sources of liquidity, refer to the "Liquidity and Capital Resources" section herein.

Equities Net Revenues

Equities are comprised of net revenues from:

•	services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;

•	advisory services offered to clients;

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which includes providing clients access to all of our institutional execution capabilities.

In 2019, certain of our equities businesses achieved high rankings by Greenwich Associates. This includes ranking #1 in U.S. electronic trading, U.S. small and mid-cap trading, U.S. high touch sales trading and U.S., Europe, and Asia (excluding Japan) convertibles sales and trading. In addition, we ranked #1 in U.S. healthcare desk strategy from Institutional Investor. We also ranked in the top five from Greenwich Associates in U.S. research sales and ranked in the top ten from third-party market surveys in global cash equities, U.S. cash equities, U.S. options and U.K. cash equities.

Total equities net revenues were $774.0 million for 2019, an increase of $108.4 million, compared with $665.6 million for 2018. Equities posted record results for 2019 for overall global business across the U.S., Europe and Asia Pacific regions. Our results include records for our Europe and Asia cash equities, global electronic trading, global prime brokerage and global securities finance businesses.

Equities net revenues for 2019 increased compared with 2018 on strong performance across many of our businesses, which continue to be well-positioned with continued market share growth. The increase in our core global equities business was primarily driven by higher revenues across cash equities, electronic trading, convertibles, securities finance and prime brokerage. Results in our global cash equities businesses were primarily driven by record results in Europe and Asia. Our global electronic trading business was driven by continued growth in market share and increased trading volumes, particularly in Europe and Asia. Our global convertibles business benefited from significant growth due to the expansion of the business in London with a market-leading team and improved trading conditions. Stronger results in our prime services business, which reflects prime brokerage and securities finance, were driven by increased customer trading activity and the addition of a trading desk that provides outsourced services to clients.

The increase in our core global equities capital markets net revenues was partially offset by a decrease in our equity derivatives business, driven by a lower volatility trading environment and a decline in client activity. The increase in our global equities business also included lower losses on certain block positions in 2019 as compared with 2018.
Fixed Income Net Revenues
Fixed income is comprised of net revenues from:

•
executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients; and

•	interest rate derivatives and credit derivatives.

Fixed income net revenues totaled $681.4 million for 2019, an increase of $121.7 million from net revenues of $559.7 million for 2018, primarily due to more active markets throughout most of the current year and improved market conditions in the U.S., as well as the expansion of certain trading teams in 2019. The increase was partially offset by lower volatility in European rates and credit markets and certain risk assets.

Revenues improved in our U.S. investment grade corporates business due to increased trading activity and increased investor demand as credit spreads tightened during 2019 compared to muted client activity and demand in 2018, while revenues in our U.S. rates business improved, as opportunities in the U.S. treasuries trading market were more present in 2019.

Revenues in our leveraged credit business were strong due to improved results from secondary trading of par loans and bonds, as well as benefiting from various trading hires. Similarly, our Asia credit business was also well positioned to benefit from new hires, extended client reach and activity throughout most of the current year.

Our global emerging markets business delivered higher net revenues in 2019 as compared with the prior year, primarily due to strong investor demand and increased volatility in certain countries. The current year also included higher revenues from our structured notes business due to higher trading and issuance volumes that benefited from a more established trading desk, as compared with the prior year. International rates revenues for 2019 declined as economic challenges and an ultra-low rate environment persisted in European countries, including continued concerns over Brexit, which resulted in limited trading opportunities. This compares with 2018 markets with higher levels of trading activity due to comparatively higher volatility. Revenues in our international securitized markets groups underperformed, as a more favorable trading environment in certain securitization businesses, primarily in Europe, was present in 2018. U.S. securitized markets businesses performance was flat year-over-year with mixed results in individual business lines.
Investment Banking Revenues
Investment banking is comprised of revenues from:

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•
underwriting services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-backed and asset-backed securities and equity and equity-linked securities and loan syndication;

•	our share of net earnings from Jefferies Group's corporate lending joint venture, Jefferies Finance; and

•	securities and loans received or acquired in connection with our investment banking activities.

Total investment banking revenues were $1,522.1 million for 2019, 20.5% lower than 2018. Substantially all of this decrease was due to lower underwriting revenue, with the largest portion of the underwriting shortfall related to our leveraged finance business. Most of our revenue shortfall in leveraged finance was due to the overall slowdown in leveraged finance issuance across the U.S. and Europe, particularly in the single-B rated market, which is our primary market. Our advisory revenues were $767.4 million for 2019, down $52.6 million, or 6.4%, from 2018. This performance was against a backdrop of an 11% decline in industry-wide merger and acquisition fees across the U.S. and Europe during this period, according to Dealogic. Our underwriting revenues for 2019 were $769.3 million, down $320.9 million, or 29.4%, from 2018.

During 2019, advisory transactions revenues totaled $767.4 million, including revenues from 179 merger and acquisition transactions and 16 restructuring and recapitalization transactions with an aggregate transaction value of $241.6 billion. From equity and debt underwriting activities, we generated $362.0 million and $407.3 million in revenues, respectively, for 2019. During 2019, we completed 779 public and private debt financings that raised $190.7 billion in aggregate and we completed 166 public and private equity and convertible offerings that raised $45.3 billion (139 of which we acted as sole or joint bookrunner).

During 2018, advisory transaction revenues totaled $820.0 million, including revenues from 180 merger and acquisition transactions and 15 restructuring and recapitalization transactions with an aggregate transaction value of $193.9 billion. From equity and debt underwriting activities, we generated $454.6 million and $635.6 million in revenues, respectively, for 2018. During 2018, we completed 969 public and private debt financings that raised $270.1 billion in aggregate and we completed 193 public and private equity and convertible offerings that raised $43.3 billion (179 of which we acted as sole or joint bookrunner).

Other investment banking revenues were a loss of $14.6 million for 2019, compared with revenues of $3.6 million for 2018. The results for 2019 include net revenues of $22.3 million from our share of the profits of the Jefferies Finance joint venture, compared to net revenues of $98.6 million for 2018. The decline in 2019 reflects volatility experienced in the leveraged loan markets throughout most of the year, which resulted in lower transaction volume as compared to 2018. The results for Jefferies Finance for 2019 also include $12.5 million in costs from refinancing its debt. Results in both years also include the amortization of costs and allocated interest expense related to the investment in the Jefferies Finance business.

Other

Other is comprised of revenues from:
• Berkadia and other strategic investments (other than Jefferies Finance);
• principal investments in private equity and hedge funds managed by third parties or related parties and that are not part of our LAM platform; and
• investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expenses).

Net revenues from our Investment Banking, Capital Markets and Asset Management segment's other business category totaled $58.5 million for 2019, an increase of $13.2 million compared with $45.3 million for 2018. The results in 2019 include net revenues of $88.2 million due to Jefferies Group's share of income from Berkadia, compared with net revenues of $20.0 million for 2018, reflecting two months of revenues, as Jefferies transferred its 50% interest in Berkadia to Jefferies Group on October 1, 2018. The results in both periods also include interest expenses in receipt of allocated long-term debt and mark-to-market decreases related to other strategic investments. Results in 2018 also included foreign currency gains.

Asset Management

Asset management revenues include the following:
• Management and performance fees from funds and accounts managed by us;
• Arrangements with strategic partners, which entitle us to portions of our partners’ revenues and/or profits; and
• Investment income from capital invested in and managed by our asset management business and other asset managers.

The key components of asset management revenues are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. Performance fees during 2019 and 2018 are generally recognized once a year, typically in December, at the end of the performance period to the extent that the benchmark return has been met. Performance fees during 2017 were accrued (or reversed) on a monthly basis based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement.

The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	2019	2018	2017

Asset management fees:
Equities	$3,623	$1,900	$2,718
Multi-asset	13,596	19,314	16,506
Total asset management fees	17,219	21,214	19,224
Revenue from arrangements with strategic partners (1)	3,066	—	—
Total asset management fees and revenues	20,285	21,214	19,224

Investment return	96,805	16,971	20,581
Allocated net interest	(40,548)	(39,235)	(11,556)
Total Asset Management	$76,542	$(1,050)	$28,249

(1) The amount for 2019 includes our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.

Asset management net revenues for 2019 were $76.5 million, compared with a net loss of $1.1 million in 2018. The increase was primarily due to higher investment returns, as a result of an improved performance in certain of our investments in separately managed accounts and funds and an increase in our investments in certain of these investments.
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

Compensation expense related to the amortization of share-based and cash-based awards amounted to $341.4 million and $302.0 million for 2019 and 2018, respectively. Compensation and benefits as a percentage of Net revenues was 54.1% and 54.5% for 2019 and 2018, respectively.
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
Non-compensation expenses were $1,103.8 million for 2019, an increase of $66.4 million, or 6.4%, compared with $1,037.4 million in 2018. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearings fees due to an increase in trading volumes across the equities and fixed income businesses, as well as the growth in certain asset management funds and resultant trading activity. The higher expenses also included an increase in technology and communication expenses related to costs associated with the development of various trading systems and our efforts to provide our professionals with leading digital tools to manage workflow and help better serve our clients, as well as increased market data usage costs. Occupancy and equipment expenses increased primarily due to duplicative occupancy expenses related to relocating our office space in London. Professional services expenses increased due to an increase in consulting and legal fees. The increases were partially offset by lower business development expenses and underwriting costs due to a decline in investment banking engagements and activity related to Jefferies Group's Jefferies Finance joint venture during the current year.

Merchant Banking

The composition of our Merchant Banking portfolio has been impacted by a number of transactions during recent years. The following chart reflects the significant components of our portfolio each year:

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Consolidated Businesses	Oil and Gas	Oil and Gas	Oil and Gas
	HomeFed beginning July 1	—	—
	Idaho Timber	Idaho Timber	Idaho Timber
	—	National Beef prior to June 5	National Beef
	—	—	Conwed sold January 20

Associated Companies	Linkem	Linkem	Linkem
	FXCM Equity Investment	FXCM Equity Investment	FXCM Equity Investment
	Golden Queen	Golden Queen	Golden Queen
	National Beef sold November 29	National Beef beginning June 5	—
	HomeFed prior to July 1	HomeFed	HomeFed
	—	Garcadia sold August 17	Garcadia
	—	Berkadia prior to transfer to Jefferies Group October 1	Berkadia

Other Investments	Spectrum Brands prior to October 11 distribution	Spectrum Brands/HRG	HRG
	The We Company	The We Company	The We Company
	FXCM Term Loan	FXCM Term Loan	FXCM Term Loan
	—	LAM Seed Investments prior to transfer to Jefferies Group October 1	LAM Seed Investments

A summary of results for Merchant Banking is as follows (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Net revenues	$746,369	$571,831	$876,180

Expenses:
Compensation and benefits	82,832	77,169	73,811
Cost of sales	319,641	307,071	280,952
Interest	34,129	35,159	42,259
Depreciation and amortization	70,192	48,852	44,257
Selling, general and other expenses	175,650	150,115	131,627
Total expenses	682,444	618,366	572,906
Income (loss) from continuing operations before income taxes and income (loss) related to associated companies	63,925	(46,535)	303,274
Income (loss) related to associated companies	202,927	57,023	(74,901)
Income from continuing operations before income taxes	$266,852	$10,488	$228,373

In the fourth quarter of 2018, we transferred our 50% membership interest in Berkadia and our LAM seed investments into Jefferies Group. Revenues related to the net assets transferred were $6.7 million for the eleven months ended November 30, 2018. Income from continuing operations before income taxes related to the net assets transferred were $47.7 million for the eleven months ended November 30, 2018.

The following provides a summary of net revenues by source (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Oil and gas	$150,224	$169,667	$45,225
Manufacturing	324,786	357,513	504,508
Real estate	37,405	350	45,611
LAM	—	(5,447)	74,990
FXCM	(8,139)	18,616	23,160
Spectrum Brands/HRG	89,497	(412,493)	64,774
Other	152,596	443,625	117,912
Total net revenues	$746,369	$571,831	$876,180

Oil and gas net revenues primarily consist of three components: unrealized gains and losses related to oil hedges, mark-to-market increases and decreases related to a trading asset held at fair value, and production revenues, which also include the impact of realized gains and losses related to oil hedges. Oil and gas net revenues include net unrealized gains (losses) related to oil hedge derivatives of $(6.5) million and $29.1 million during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively. As discussed further in Note 5 to our consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Mark-to-market gains (losses) related to a trading asset held at fair value were $(20.2) million and $12.1 million during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively. Production revenues of were $176.9 million and $128.4 million during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively. Production revenues for 2019 increased as compared to 2018 due to Vitesse Energy Finance's acquisition of additional non-operated Bakken assets in the second quarter of 2018.

Net revenues for Idaho Timber decreased in 2019 as compared to 2018, due primarily to a decrease in average selling price.

The increase in real estate revenues relates to the acquisition of HomeFed.

As discussed more fully above, our LAM seed investments were transferred to Jefferies Group in the fourth quarter of 2018.

Net revenues from our FXCM term loan include gains (losses) of $(8.1) million and $18.6 million during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively. This includes the component related to interest income, which is recorded within Principal transactions revenues.

Spectrum Brands/HRG net revenues reflect changes in the value of our investment. We classified Spectrum Brands/HRG as a trading asset for which the fair value option was elected and we reflected mark-to-market adjustments in Principal transactions revenues. In September 2019, our Board of Directors approved a distribution to stockholders of our Spectrum Brands shares. We distributed 7,514,477 Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019. We recorded a $451.1 million dividend payable as of the September 16, 2019 declaration date, which was equal to the fair value of Spectrum Brands shares at that time.

Other revenues for the twelve months ended November 30, 2019 include a $205.0 million pre-tax gain on the sale of our remaining 31% interest in National Beef and a $72.1 million pre-tax gain on the revaluation of our 70% interest in HomeFed to fair value in connection with the acquisition of the remaining common stock of HomeFed. Other revenues for the eleven months ended November 30, 2018 reflect the gain on sale of our equity interests in Garcadia and our associated real estate of $221.7 million. Other revenues for the twelve months ended November 30, 2019 and eleven months ended November 30, 2018 reflect unrealized gains (losses) on trading assets which are held at fair value of $(269.2) million and $125.1 million, respectively. The unrealized gains (losses) on trading assets include $(182.3) million and $70.9 million for the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively, relating to increases (decreases) in the estimated fair value of our investment in The We Company.

The following provides a summary of total expenses by source (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Oil and gas	$170,680	$116,017	$71,258
Manufacturing	306,832	321,851	296,491
Real estate	39,940	977	33,398
LAM	—	74,029	44,844
Other	164,992	105,492	126,915
Total expenses	$682,444	$618,366	$572,906
Total expenses for Oil and gas increased in 2019 as compared to 2018, primarily due to Vitesse Energy Finance's acquisition of additional non-operated Bakken assets in the second quarter of 2018 as well as lease abandonment expense incurred at JETX in 2019.
The decrease in total expenses for manufacturing in 2019 as compared to 2018 primarily relates to a decrease in Idaho Timber's cost of sales associated with a decrease in average cost of wood due to lower lumber prices in 2019.
The increase in real estate expenses relates to the acquisition of HomeFed.

As discussed more fully above, our LAM seed investments were transferred to Jefferies Group in the fourth quarter of 2018.

The following provides a summary of Income (loss) related to associated companies (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

National Beef	$232,042	$110,049	$—
Berkadia	—	80,092	93,801
FXCM	(8,212)	(83,174)	(177,644)
Garcadia Companies	—	21,646	48,198
Linkem	(28,024)	(20,534)	(32,561)
Golden Queen	6,740	(51,990)	(7,733)
Other	381	934	1,038
Total income (loss) related to associated companies	$202,927	$57,023	$(74,901)

Income (loss) related to associated companies primarily includes our investments in National Beef, subsequent to June 5, 2018 through its sale on November 29, 2019, Berkadia, prior to its transfer to Jefferies Group on October 1, 2018, and the Garcadia Companies, prior to their sale in August 2018.

Income (loss) related to associated companies during the eleven months ended November 30, 2018 includes a $62.1 million impairment loss related to our equity investment in FXCM. As discussed further in Note 11, in the fourth quarter of 2018, we updated expectations for FXCM based on recent revised regulations of the European Securities Market Authority and dampened operating results. Based on the decline in projections and the adverse effects of the European regulations, we evaluated in the fourth quarter whether our equity method investment was fully recoverable. Our estimate of fair value was based on a discounted cash flow analysis. The estimated fair value of our equity interest in FXCM was lower than our carrying value by $62.1 million and an impairment of $62.1 million was recorded in the fourth quarter of 2018.

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

A summary of results for Merchant Banking by source is as follows (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Oil and gas	$(20,456)	$53,650	$(26,033)
Manufacturing	17,954	35,662	208,017
Real estate	(2,535)	(627)	12,213
LAM	—	(79,476)	30,146
FXCM	(8,139)	18,616	23,160
Spectrum Brands/HRG	89,497	(412,493)	64,774
Other	(12,396)	338,133	(9,003)
Income (loss) before income taxes and income (loss) related to associated companies	63,925	(46,535)	303,274
Income (loss) related to associated companies	202,927	57,023	(74,901)
Income from continuing operations before income taxes	$266,852	$10,488	$228,373
Other results for the twelve months ended November 30, 2019 include a $205.0 million pre-tax gain on the sale of our remaining 31% interest in National Beef and a $72.1 million pre-tax gain on the revaluation of our 70% interest in HomeFed to fair value in connection with the acquisition of the remaining common stock of HomeFed. Results for the eleven months ended November 30, 2018 reflect the gain on sale of our equity interests in Garcadia and our associated real estate of $221.7 million. Other results for the twelve months ended November 30, 2019 and eleven months ended November 30, 2018 also reflect unrealized gains (losses) on trading assets which are held at fair value of $(269.2) million and $125.1 million, respectively, including $(182.3) million and $70.9 million, respectively, relating to increases (decreases) in the estimated fair value of our investment in The We Company.
Corporate
A summary of results of operations for Corporate is as follows (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Net revenues	$32,833	$22,300	$6,306

Expenses:
Compensation and benefits	58,005	50,222	46,655
Depreciation and amortization	3,475	3,169	3,470
Selling, general and other expenses	39,820	35,049	34,983
Total expenses	101,300	88,440	85,108
Loss from continuing operations before income taxes	$(68,467)	$(66,140)	$(78,802)
Net revenues primarily include realized and unrealized securities gains and interest income for investments held at the holding company. For the twelve months ended November 30, 2019, Compensation and benefits expense reflected twelve months of activity, as compared to eleven months for 2018. Compensation and benefits expense for the eleven months ended November 30, 2018, was reduced by the requirement to include a portion of the compensation in discontinued operations.

Parent Company Interest
Parent company interest totaled $53.0 million and $54.1 million for the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively. In connection with the acquisition of HomeFed in 2019, we began capitalizing interest. Capitalized interest was allocated among all of HomeFed's projects that are currently under development. Parent company interest capitalized during the twelve months ended November 30, 2019 was $6.0 million.
Income Taxes
For the twelve months ended November 30, 2019, our benefit for income taxes from continuing operations was $484.0 million. As discussed in the Notes to Consolidated Financial Statements, during the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of recent steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts.

For the eleven months ended November 30, 2018, our provision for income taxes from continuing operations was $19.0 million, representing an effective tax rate of 6.4%. Our 2018 provision was reduced by a $48.1 million benefit resulting from a reversal of our valuation allowance with respect to certain federal and state net operating loss carryovers ("NOLs"), which we believe are more likely than not to be utilized before they expire. This benefit reduced our effective tax rate by approximately 16.2%.

Discontinued Operations

On June 5, 2018, we sold 48% of National Beef to Marfrig for $907.7 million in cash, reducing our then ownership in National Beef to 31%. We accounted for our remaining interest under the equity method of accounting. The 2018 sale of National Beef met the GAAP criteria to be classified as a discontinued operation as the sale represented a strategic shift in our operations and financial results. As such, we classified the results of National Beef prior to June 5, 2018 as a discontinued operation and it is reported in Income from discontinued operations, net of income tax provision in the Consolidated Statements of Operations. In addition, we recognized a pre-tax gain as a result of the 2018 transaction of $873.5 million ($643.9 million after-tax) for the eleven months ended November 30, 2018, which has been recognized as Gain on disposal of discontinued operations, net of income tax provision in the Consolidated Statements of Operations.

A summary of results of discontinued operations for National Beef is as follows (in thousands):

	Period Ended June 4, 2018 (1)	Twelve Months Ended December 31, 2017
Revenues:
Beef processing services	$3,137,611	$7,353,663
Interest income	131	339
Other	4,329	4,946
Total revenues	3,142,071	7,358,948

Expenses:
Compensation and benefits	17,414	39,884
Cost of sales	2,884,983	6,764,055
Interest expense	4,316	6,657
Depreciation and amortization	43,959	98,515
Selling, general and other expenses	14,291	42,525
Total expenses	2,964,963	6,951,636

Income from discontinued operations before income taxes	177,108	407,312
Income tax provision	47,045	118,681
Income from discontinued operations, net of income tax provision	$130,063	$288,631

(1) The operations of National Beef from January 1, 2018 through June 4, 2018, are included in discontinued operations for the eleven months ended November 30, 2018.

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
For further information, see Note 27 to our consolidated financial statements.

Selected Statement of Financial Condition Data

The tables below reconcile the balance sheet for each of our segments to our consolidated balance sheet (in thousands):

	November 30, 2019
	Investment Banking, Capital Markets and Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$5,567,903	$130,185	$1,980,733	$—	$7,678,821
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	796,797	—	—	—	796,797
Financial instruments owned	16,363,374	416,538	115,829	—	16,895,741
Loans to and investments in associated companies	944,509	708,448	—	—	1,652,957
Securities borrowed	7,624,642	—	—	—	7,624,642
Securities purchased under agreements to resell	4,299,598	—	—	—	4,299,598
Securities received as collateral	9,500	—	—	—	9,500
Receivables	4,821,892	921,953	261	—	5,744,106
Intangible assets, net and goodwill	1,870,352	52,582	—	—	1,922,934
Deferred tax asset, net	197,658	—	264,810	—	462,468
Other assets	1,075,172	1,321,507	70,486	(94,495)	2,372,670
Total Assets	43,571,397	3,551,213	2,432,119	(94,495)	49,460,234

Liabilities
Long-term debt (1)	7,003,358	342,325	991,378	—	8,337,061
Other liabilities	30,382,081	792,194	290,104	(94,495)	31,369,884
Total liabilities	37,385,439	1,134,519	1,281,482	(94,495)	39,706,945

Redeemable noncontrolling interests	—	26,605	—	—	26,605
Mandatorily redeemable convertible preferred shares	—	—	125,000	—	125,000
Noncontrolling interests	4,275	17,704	—	—	21,979
Total Jefferies Financial Group Inc. shareholders' equity	$6,181,683	$2,372,385	$1,025,637	$—	$9,579,705

(1) Long-term debt within Merchant Banking of $342.3 million at November 30, 2019, primarily includes $140.7 million for real estate businesses, $103.1 million for Vitesse Energy Finance and $98.3 million for Foursight Capital.

	November 30, 2018
	Investment Banking, Capital Markets and Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$5,145,886	$56,810	$56,113	$—	$5,258,809
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	707,960	—	—	—	707,960
Financial instruments owned	16,399,526	1,063,730	1,409,886	—	18,873,142
Loans to and investments in associated companies	997,524	1,419,808	—	—	2,417,332
Securities borrowed	6,538,212	—	—	—	6,538,212
Securities purchased under agreements to resell	2,785,758	—	—	—	2,785,758
Receivables	5,563,157	721,405	2,839	—	6,287,401
Intangible assets, net and goodwill	1,880,849	9,282	—	—	1,890,131
Deferred tax asset, net	243,240	—	269,549	—	512,789
Other assets	962,872	919,449	99,650	(122,410)	1,859,561
Total Assets	41,224,984	4,190,484	1,838,037	(122,410)	47,131,095

Liabilities
Long-term debt (1)	6,546,283	81,164	990,116	—	7,617,563
Other liabilities	28,440,086	747,990	223,830	(122,410)	29,289,496
Total liabilities	34,986,369	829,154	1,213,946	(122,410)	36,907,059

Redeemable noncontrolling interests	—	19,779	—	—	19,779
Mandatorily redeemable convertible preferred shares	—	—	125,000	—	125,000
Noncontrolling interests	1,911	16,480	—	—	18,391
Total Jefferies Financial Group Inc. shareholders' equity	$6,236,704	$3,325,071	$499,091	$—	$10,060,866

(1) Long-term debt within Merchant Banking of $81.2 million at November 30, 2018, primarily includes $77.8 million for Vitesse Energy Finance.

The table below presents our capital by significant business and investment (in thousands):

	November 30, 2019	November 30, 2018

Investment Banking, Capital Markets and Asset Management	$6,181,683	$6,236,704

Merchant Banking:
National Beef	—	653,630
Oil and gas	585,493	640,773
Real Estate	645,328	442,856
Spectrum Brands	—	374,221
The We Company	53,798	254,400
Linkem	194,847	165,157
FXCM	129,343	148,181
Idaho Timber	77,914	78,190
Investments in other public companies	178,593	262,472
Other	279,161	286,755
Total Merchant Banking Portfolio	2,144,477	3,306,635
Assets held on behalf of LAM	227,908	18,436
Total Merchant Banking	2,372,385	3,325,071

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	1,025,637	499,091

Total Capital	$9,579,705	$10,060,866

Liquidity and Capital Resources
Parent Company Liquidity
Our strategy focuses on strengthening and expanding our core business of Investment Banking, Capital Markets and Asset Management, while continuing to simplify our structure and return capital to our shareholders. We are simplifying our structure through a managed transformation of Merchant Banking, which to date has included divestitures, special distributions of assets, as well as transfers of financial assets out of our Merchant Banking portfolio and into Jefferies Group. We anticipate additional transactions as our transformation progresses. Some of these transactions generate significant excess liquidity; some of these transactions also reduce the future receipt of periodic distributions from subsidiaries to the parent company.
Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time total $2,221.2 million at November 30, 2019, and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in our Consolidated Statement of Financial Condition as cash and cash equivalents and trading assets. At November 30, 2019, $1,641.2 million of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.
During the twelve months ended November 30, 2019, our parent company received cash distributions of $674.0 million from our existing subsidiary businesses, including $382.5 million from Jefferies Group, $170.3 million from National Beef, $60.0 million from HomeFed and $25.0 million from Vitesse Energy Finance. We also received $1,134.7 million from divestitures and repayments of advances, primarily from the sale of our 31% interest in National Beef. As a result of this sale, our future parent company cash receipts will no longer include distributions from National Beef.
Our recurring cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, aggregate approximately $310.3 million on an annual basis. Dividends paid during the twelve months ended November 30, 2019 of $149.6 million include quarterly dividends of $0.125 per share. On January 9, 2020, our Board of Directors increased our quarterly dividend by 20% to $0.15 per share. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant. In September 2019, our Board of Directors also approved a special dividend of our interest in Spectrum Brands common stock. Accordingly, 7,514,477 Spectrum Brands shares were distributed to stockholders of record as of the close of business on September 30, 2019.
For many years, we have benefitted from federal NOLs which have substantially offset our federal cash tax requirements. During the twelve months ended November 30, 2019, we used about $1.0 billion of our NOLs to offset taxable income, with about $111 million remaining NOLs as of November 30, 2019. Based on this, we anticipate incurring federal cash tax liabilities during the upcoming year.
Our primary long-term parent company cash requirement is our $1.0 billion principal outstanding under our long-term debt, of which $750.0 million is due in 2023 and $250.0 million in 2043. As we generate excess liquidity, we evaluate the best use of the proceeds, which may include reductions to existing debt, share repurchases, special dividends, investments in our businesses, or any of a number of other options available to us.
Shares Outstanding

In January 2019, our Board of Directors approved a $500.0 million share repurchase authorization. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors authorized the repurchase of an additional 9.25 million shares. During the twelve months ended November 30, 2019, we purchased a total of 25,926,388 of our common shares for $506.2 million, or an average price per share of $19.52. In total, based on the closing price of Jefferies common shares at November 30, 2019, we have approximately $203.6 million available for future repurchases.
At November 30, 2019, we had outstanding 291,644,153 common shares and 23,122,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 314,766,153 outstanding common shares if all awards become outstanding common shares). The 23,122,000 share-based awards include the target number of shares under the senior executive award plan, which is more fully discussed in Note 16.

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

	Rating	Outlook

Moody's Investors Service	Baa3	Stable
Standard and Poor's (1)	BBB	Stable
Fitch Ratings	BBB	Stable
(1) On November 25, 2019, Standard and Poor’s upgraded our long-term debt rating from BBB- to BBB and revised our rating outlook from positive to stable.

We target specific concentration, leverage and liquidity principles, expressed in the form of certain ratios and percentages, although there is no legal requirement to do so.
Concentration Target: As a diversification measure, we limit cash investments such that our single largest investment does not exceed 20% of equity excluding Jefferies Group, and that our next largest investment does not exceed 10% of equity excluding Jefferies Group, in each case measured at the time the investment was made. On this basis, Vitesse Energy Finance is our largest investment excluding Jefferies Group and Linkem is our next largest investment excluding Jefferies Group.

Liquidity Target: We hold a liquidity reserve calculated as a minimum of twenty-four months of holding company expenses (excluding non-cash components), parent company interest, and dividends. Maturities of parent company debt within the upcoming year are also included in the target; however, our next maturity is during 2023 so there is no current inclusion.

November 30, 2019
Liquidity reserve (in thousands):
Minimum reserve under liquidity target	$620,600
Actual liquidity	$2,221,165

Leverage Target: We target a maximum parent debt to stressed equity ratio of .50, with stressed equity defined as equity (excluding Jefferies Group) assuming the loss of our two largest investments. When our liquidity exceeds the minimum required under our liquidity target, the excess is applied to debt for our leverage target calculation.

	November 30, 2019
Leverage target (dollars in thousands):
Total Jefferies Financial Group Inc. shareholders' equity	$9,579,705
Less, investment in Jefferies Group	(6,181,683)
Equity excluding Jefferies Group	3,398,022
Less, our two largest investments:
HomeFed	(539,128)
Vitesse Energy Finance	(528,696)
Equity in a stressed scenario	2,330,198
Less, net deferred tax asset excluding Jefferies Group amount	(264,810)
Equity in a stressed scenario less net deferred tax asset	$2,065,388

Parent company debt, net of cash in excess of liquidity reserve	$(609,187)
Parent company debt (see Note 14 to our consolidated financial statements)	$991,378
Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual debt, net of excess liquidity	(0.26)	x
Actual debt, net of excess liquidity and excluding net deferred tax asset	(0.29)	x

Actual debt (gross)	0.43	x
Actual debt, gross and excluding net deferred tax asset	0.48	x
Consolidated Statements of Cash Flows
As discussed above, we have historically relied on our available liquidity to meet short-term and long-term needs, and to make acquisitions of new businesses and investments. Except as otherwise disclosed herein, our operating businesses do not generally require significant funds to support their operating activities. The mix of our operating businesses and investments can change frequently as a result of acquisitions or divestitures, the timing of which is impossible to predict but which often have a significant impact on the Consolidated Statements of Cash Flows in any one period. Further, the timing and amounts of distributions from investments in associated companies may be outside our control. As a result, reported cash flows from operating, investing and financing activities do not generally follow any particular pattern or trend, and reported results in the most recent period should not be expected to recur in any subsequent period.

The following table provides a summary of our cash flows (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Cash, cash equivalents and restricted cash at beginning of period	$6,012,662	$5,774,505	$4,597,113
Net cash provided by (used for) operating activities	(827,837)	691,103	788,294
Net cash provided by (used for) investing activities	1,707,095	142,443	(54,634)
Net cash provided by (used for) financing activities	1,589,578	(575,843)	434,801
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,063)	(19,546)	12,067
Change in cash classified as assets held for sale	—	—	(3,136)
Cash, cash equivalents and restricted cash at end of period	$8,480,435	$6,012,662	$5,774,505

During the twelve months ended November 30, 2019, net cash used for operating activities primarily relates to funds used by our Investment Banking, Capital Markets and Asset Management segment of $1,187.1 million. We also received distributions of $318.2 million from National Beef in 2019. Net gains related to real estate, property and equipment, and other assets for 2019 include the non-cash pre-tax gain of $72.1 million recognized in connection with the acquisition of the remaining interest of HomeFed.
During the eleven months ended November 30, 2018, net cash provided by operating activities primarily relates to funds generated by our Investment Banking, Capital Markets and Asset Management segment of $429.7 million. Net cash provided by operating activities for 2018 also includes $96.9 million from distributions from associated companies related to our Merchant Banking segment.
During the twelve months ended November 30, 2019, net cash provided by investing activities includes proceeds from sale of associated companies, primarily related to our sale of our investment in National Beef. Additionally, cash provided by investing activities for 2019 includes proceeds from maturities of investments of $531.1 million and proceeds from sales of investments of $913.2 million. Our Investment Banking, Capital Markets and Asset Management segment used funds of $124.4 million for investing activities in 2019.
During the eleven months ended November 30, 2018, net cash provided by investing activities includes proceeds from sale of discontinued operations relating to the sale of National Beef of $898.9 million and proceeds from sale of subsidiaries and proceeds from sale of associated companies of $479.1 million, primarily related to the sale of our investment in Garcadia. Additionally, cash provided by investing activities for 2018 includes proceeds from maturities of investments of $1,084.3 million, proceeds from sales of investments of $1,571.5 million and cash used to purchase investments (other than short-term) of $3,423.2 million. Our Investment Banking, Capital Markets and Asset Management segment used funds of $115.4 million for investing activities in 2018.
During the twelve months ended November 30, 2019, net cash provided by financing activities primarily relates to funds provided by our Investment Banking, Capital Markets and Asset Management segment of $2,167.4 million. This includes funds provided by the issuance of debt of $2,972.1 million and proceeds from other secured financings of $1,586.3 million, partially offset by funds used for the repayments of debt of $2,421.6 million. Net cash provided by financing activities for 2019 also includes funds used to repurchase common shares for treasury of $509.9 million and funds used to pay dividends of $149.6 million.
During the eleven months ended November 30, 2018, net cash used for financing activities primarily reflects funds used to repurchase common shares for treasury of $1,130.9 million and funds used to pay dividends of $151.8 million. This was partially offset by proceeds from secured financings in our Merchant Banking segment of $343.7 million. Our Investment Banking, Capital Markets and Asset Management segment generated funds from financing activities of $439.6 million. This includes funds provided by the issuance of debt of $2,450.7 million and proceeds from other secured financings of $159.4 million, partially offset by repayments of debt of $2,173.3 million.
As shown below, at November 30, 2019, our contractual obligations totaled $13,111.9 million.

		Expected Maturity Date
Contractual Obligations	Total	2020	2021	2022 and 2023	2024 and 2025	After 2025
	(In millions)
Long-term debt	$8,331.3	$551.2	$1,088.7	$1,486.4	$709.4	$4,495.6
Estimated interest payments on debt	3,594.6	394.5	347.0	581.6	446.9	1,824.6
Operating leases, net of sublease income	710.1	63.3	65.6	128.2	119.6	333.4
Other	475.9	183.8	111.5	98.5	42.4	39.7
Total Contractual Obligations	$13,111.9	$1,192.8	$1,612.8	$2,294.7	$1,318.3	$6,693.3
Amounts related to our U.S. pension obligations ($52.8 million) are not included in the above table as the timing of payments is uncertain; however, we do expect to make $8.2 million of contributions to these plans in 2020. For further information, see Note 18 in our consolidated financial statements. In addition, the above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain. Such amounts aggregated $327.3 million at November 30, 2019; for more information, see Note 20 in our consolidated financial statements.

Our U.S. pension obligations relate to frozen defined benefit pension plans, principally the defined benefit plan of WilTel Communications Group, LLC ("WilTel"), our former telecommunications subsidiary. When we sold WilTel in 2005, its defined benefit pension plan was not transferred in connection with the sale. At November 30, 2019, we had recorded a liability of $46.6 million in our Consolidated Statement of Financial Condition for WilTel's unfunded defined benefit pension plan obligation. This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts. Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.
Calculations of pension expense and projected benefit obligations are prepared by actuaries based on assumptions provided by management. These assumptions are reviewed on an annual basis, including assumptions about discount rates, interest credit rates and expected long-term rates of return on plan assets. The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate for the WilTel plan that is representative of the high quality corporate bond market. Holding all other assumptions constant, a 0.25% change in the discount rate would affect pension expense in 2020 by $0.2 million and the benefit obligation by $6.0 million, of which $4.4 million relates to the WilTel plan.
The deferred losses in accumulated other comprehensive income (loss) have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations ($57.4 million at November 30, 2019). These deferred amounts primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates. They are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into pension expense in 2020 is $3.2 million.
The assumed long-term rates of return on plan assets are based on the investment objectives of the plans, which are more fully discussed in Note 18 in our consolidated financial statements.
Investment Banking, Capital Markets and Asset Management Liquidity
General
The Chief Financial Officer and Global Treasurer of Jefferies Group are responsible for developing and implementing liquidity, funding and capital management strategies for the Investment Banking, Capital Markets and Asset Management businesses. These policies are determined by the nature and needs of day to day business operations, business opportunities, regulatory obligations and liquidity requirements.
The actual levels of capital, total assets and financial leverage are a function of a number of factors, including asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long-term and short-term funding.  We have historically maintained a balance sheet consisting of a large portion of total assets in cash and liquid marketable securities, arising principally from traditional securities brokerage and trading activity. The liquid nature of these assets provides flexibility in financing and managing our business.
Jefferies Group maintains modest leverage to support its investment grade ratings. The growth of its balance sheet is supported by its equity and we have quantitative metrics in place to monitor leverage and double leverage. Jefferies Group capital plan is robust, in order to sustain its operating model through stressed conditions. We maintain adequate financial resources to support business activities in both normal and stressed market conditions, including a buffer in excess of regulatory, or other internal or external, requirements. Jefferies Group's access to funding and liquidity is stable and efficient to ensure that there is sufficient liquidity to meet its financial obligations in normal and stressed market conditions.
A business unit level balance sheet and cash capital analysis is prepared and reviewed with senior management on a weekly basis.  As a part of this balance sheet review process, capital is allocated to all assets and gross balance sheet limits are adjusted, as necessary. This process ensures that the allocation of capital and costs of capital are incorporated into business decisions. The goals of this process are to protect our platform, enable the businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.
We actively monitor and evaluate our financial condition and the composition of assets and liabilities. The overall securities inventory is continually monitored, including the inventory turnover rate, which confirms the liquidity of overall assets. Substantially all of Jefferies Group's financial instruments are valued on a daily basis and we monitor and employ balance sheet limits for its various businesses.

At November 30, 2019, our Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 trading assets that are approximately 2% of total trading assets.

Securities financing assets and liabilities include financing for financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions.

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	2019	2018
Securities purchased under agreements to resell:
Period end	$4,300	$2,786
Month end average	7,762	5,232
Maximum month end	11,589	7,593

Securities sold under agreements to repurchase:
Period end	$7,505	$8,643
Month end average	14,686	12,704
Maximum month end	19,654	15,579

Fluctuations in the balance of repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. Additionally, the fluctuations in the balances of securities purchased under agreements to resell are influenced in any given period by our clients' balances and our clients' desires to execute collateralized financing arrangements via the repurchase market or via other financing products. Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider the fluctuations intraperiod to be typical for the repurchase market.
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
To ensure that inventory does not need to be liquidated in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $12.3 billion at November 30, 2019 exceeded its cash capital requirements.
Maximum Liquidity Outflow. Jefferies Group's businesses are diverse, and liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of Jefferies Group's policy to ensure it has sufficient funds to cover estimates of what may be needed in a liquidity crisis, Jefferies Group holds more cash and unencumbered securities and has greater long-term debt balances than the businesses would otherwise require. As part of this estimation process, we calculate a Maximum Liquidity Outflow that could be experienced in a liquidity crisis. Maximum Liquidity Outflow is based on a scenario that includes both a market-wide stress and firm-specific stress.
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and considers any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At November 30, 2019, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm's business mix.
Sources of Liquidity
Within the Investment Banking, Capital Markets and Asset Management segment, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	November 30, 2019	Average Balance Fourth Quarter 2019 (1)	November 30, 2018
Cash and cash equivalents:
Cash in banks	$983,816	$2,124,015	$2,333,476
Money market investments (2)	4,584,087	2,230,982	2,812,410
Total cash and cash equivalents	5,567,903	4,354,997	5,145,886

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	972,624	997,036	958,539
Other (4)	377,296	496,075	499,576
Total other sources	1,349,920	1,493,111	1,458,115

Total cash and cash equivalents and other liquidity sources	$6,917,823	$5,848,108	$6,604,001

(1)	Average balances are calculated based on weekly balances.

(2)
At November 30, 2019 and 2018, $4,496.7 million and $2,250.0 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $87.4 million and $562.4 million at November 30, 2019 and 2018, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended November 30, 2019 was $1,886.0 million.

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

In addition to the cash balances and liquidity pool presented above, the majority of trading assets and liabilities are actively traded and readily marketable. At November 30, 2019, repurchase financing can be readily obtained for approximately 74.8% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's trading assets primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies Group's trading assets by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	November 30, 2019		November 30, 2018
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$2,403,589	$256,624	$1,907,064	$317,189
Corporate debt securities	1,893,605	29,412	1,775,721	104,685
U.S. Government, agency and municipal securities	2,894,264	151,414	2,648,843	294,030
Other sovereign obligations	2,633,636	969,800	2,626,212	840,578
Agency mortgage-backed securities (1)	1,757,077	—	2,972,638	—
Loans and other receivables	655,120	—	272,201	—
	$12,237,291	$1,407,250	$12,202,679	$1,556,482

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
Sources of Funding
Secured Financing
Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. Approximately 67.6% of Jefferies Group's cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months at November 30, 2019.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At November 30, 2019, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and equity-linked notes totaled $548.5 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $555.4 million and $472.6 million for 2019 and 2018, respectively.
Our short-term borrowings include the following facilities:

•
Credit Facility. On December 27, 2018, one of Jefferies Group's subsidiaries entered into a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. At November 30, 2019, we were in compliance with all debt covenants under the Jefferies Group Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Jefferies Group Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At November 30, 2019, we were in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

On March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance, which was repaid on May 15, 2019.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statement of Financial Condition. At November 30, 2019, the outstanding notes were $2.5 billion, bear interest at a spread over LIBOR and mature from February 2020 to July 2021.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at November 30, 2019 is $7.0 billion. Jefferies Group's long-term debt, excluding its revolving credit facility, has a weighted average maturity of approximately 9.1 years.
During 2019, Jefferies Group issued structured notes with a total principal amount of approximately $498.9 million, net of retirements. In addition, on July 19, 2019, under its $2.5 billion Euro Medium Term Note Program, Jefferies Group issued 1.000% senior unsecured notes with a principal amount of $553.6 million, due 2024. Proceeds amounted to $551.4 million. Additionally, during the twelve months ended November 30, 2019, Jefferies Group repaid $680.8 million of its 8.50% Senior Notes. At November 30, 2019, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at November 30, 2019 was $1,215.3 million

Jefferies Group has a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. At November 30, 2019, borrowings under the Jefferies Group Revolving Credit Facility amounted to $189.1 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of its subsidiaries. Throughout the year and at November 30, 2019, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and we expect to remain in compliance given its current liquidity, and anticipated funding requirements given its business plan and profitability expectations.

On September 27, 2019, one of Jefferies Group's subsidiaries entered into a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At November 30, 2019, we were in compliance with all covenants under the Jefferies Group Loan and Security Agreement.
Jefferies Group's long-term debt ratings are as follows:

	Rating	Outlook

Moody's Investors Service	Baa3	Stable
Standard and Poor's (1)	BBB	Stable
Fitch Ratings	BBB	Stable
(1) On November 25, 2019, Standard and Poor’s upgraded the Jefferies Group's long-term debt rating from BBB- to BBB and revised its rating outlook from positive to stable.
Jefferies Group's access to external financing to finance its day to day operations, as well as the cost of that financing, is dependent upon various factors, including its debt ratings. Jefferies Group's current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, capital structure, overall risk management, business diversification and market share and competitive position in the markets in which it operates. Deteriorations in any of these factors could impact Jefferies Group's credit ratings. While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact on business and trading results in future periods is inherently uncertain and depends on a number of factors, including the magnitude of the downgrade, the behavior of individual clients and future mitigating action taken by us.
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2019, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $72.1 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.

Net Capital
Jefferies Group operates a broker-dealer registered with the SEC and member firms of FINRA. Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and FCM, is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at November 30, 2019 were $1,645.0 million and $1,528.0 million, respectively. FINRA is the designated examining authority for Jefferies Group's U.S. broker-dealer and the NFA is the designated self-regulatory organization for Jefferies LLC as an FCM.

Certain other U.S. and non-U.S. subsidiaries of Jefferies Group are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom. The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized. We expect that these provisions will result in modifications to the regulatory capital requirements of some of our entities, and will result in some of our other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Financial Services, Inc., which registered as a swap dealer with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014. The regulatory capital requirements referred to above may restrict Jefferies Group's ability to withdraw capital from its regulated subsidiaries.

On March 29, 2017, the United Kingdom notified the European Council and triggered a period to negotiate its withdrawal from the EU ("Brexit"). While, there is ongoing uncertainty as to the terms and any potential transition periods related to Brexit, we have taken steps to ensure our ability to provide services to our European clients without interruption. As such, we have established a wholly-owned subsidiary of our U.K. broker-dealer in Germany, which has been approved as an authorized MiFID investment firm by the German regulator, and which will enable us to conduct business across all of our European investment banking, fixed income and equity platforms. Our plans contemplate providing sufficient capital pursuant to the regulatory requirements for the planned operations as well pursuant to requirements of relevant clearing organizations.

Some of our other consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the parent company.

Off-Balance Sheet Arrangements
As shown below, at November 30, 2019, our commitments and guarantees, substantially all of which related to Investment Banking, Capital Markets and Asset Management, totaled $27,124.4 million.

		Expected Maturity Date
Commitments and Guarantees	Total	2020	2021	2022 and 2023	2024 and 2025	After 2025
	(In millions)
Equity commitments	$319.3	$174.8	$55.2	$75.0	$—	$14.3
Loan commitments	314.3	250.0	45.0	10.0	9.3	—
Underwriting commitments	13.5	13.5	—	—	—	—
Forward starting reverse repos	5,475.3	5,475.3	—	—	—	—
Forward starting repos	2,168.8	2,168.8	—	—	—	—
Other unfunded commitments	209.4	72.3	132.2	—	4.9	—
Derivative contracts (1):
Non-credit related	18,551.4	9,854.0	3,150.8	4,453.6	1,044.8	48.2
Credit related	33.9	1.5	—	2.7	29.7	—
Standby letters of credit	38.5	36.9	—	0.6	0.5	0.5
Total Commitments and Guarantees	$27,124.4	$18,047.1	$3,383.2	$4,541.9	$1,089.2	$63.0
(1) Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 23 in our consolidated financial statements.
We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. As of November 30, 2019, the aggregate amount of commercial paper outstanding was $1.47 billion. This commitment is not included in the table above as the timing of payments, if any, is uncertain.
In the normal course of business, we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives' notional amounts nor underlying instrument values are reflected as assets or liabilities in the Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in the Consolidated Statements of Financial Condition as Trading assets, at fair value or Trading liabilities, at fair value as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Notes 2, 5 and 6 in our consolidated financial statements.
We are routinely involved with variable interest entities ("VIEs") in the normal course of business. At November 30, 2019, we did not have any commitments to purchase assets from our VIEs. For additional information regarding VIEs, see Notes 8 and 10 in our consolidated financial statements.
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
Fair Value of Financial Instruments – Trading assets and Trading liabilities are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. Gains and losses on trading assets and trading liabilities are recognized in the Consolidated Statements of Operations in Principal transactions. Available for sale securities are reflected at fair value, with unrealized gains and losses reflected as a separate component of equity, net of taxes. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
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

Level 2:
Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments for which fair values have been derived using model inputs that are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

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
We also record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which could be significant to our Consolidated Statements of Financial Condition or results of operations.
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
Impairment of Equity Method Investments – We evaluate equity method investments for impairment when operating losses or other factors may indicate a decrease in value which is other than temporary. We consider a variety of factors including economic conditions nationally and in their geographic areas of operation, adverse changes in the industry in which they operate, declines in business prospects, deterioration in earnings, increasing costs of operations and other relevant factors specific to the investee.  Whenever we believe conditions or events indicate that one of these investments might be significantly impaired, we obtain from such investee updated cash flow projections. We use this information and, together with discussions with the investee's management and comparable public company analysis, evaluate if the book value of its investment exceeds its fair value, and if so and the situation is deemed other than temporary, record an impairment charge.
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
An independent valuation specialist was engaged to assist with the valuation process relating to Jefferies Group for our annual goodwill impairment test as of August 1, 2019. The results of this test indicated the fair value of Jefferies Group was in excess of the carrying value. However, the valuation methodology is sensitive to comparable company multiples and management's forecasts of future profitability, which comes with a level of uncertainty regarding U.S. and global economic conditions, trading volumes and equity and debt capital market transaction levels. The fair value of our reporting units, including Jefferies Group, is also impacted by our overall market capitalization. If the future were to differ adversely from these assumptions or there was a sustained decline in our market capitalization, the estimated fair value of Jefferies Group may decline and result in an impairment.
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
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. Fair value is determined using valuation techniques consistent with what a market participant would use. All of our indefinite-lived intangible assets were recognized in connection with the 2013 Jefferies Group acquisition, which consists of exchange and clearing organization membership interests and registrations. Our annual impairment testing date was August 1, 2019.
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
We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control. We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period. For further information, see Note 23 in our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The following includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The discussion of risk is presented separately for Investment Banking, Capital Markets and Asset Management and the balance of our company. Exclusive of Investment Banking, Capital Markets and Asset Management, our market risk arises principally from equity price risk.
Excluding Investment Banking, Capital Markets and Asset Management, Trading assets at fair value include corporate equity securities with an aggregate fair value of $311.8 million at November 30, 2019. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $31.2 million.
Investment Banking, Capital Markets and Asset Management
Overview

Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risks involved in our activities is critical to our financial soundness, viability and profitability. Accordingly, we have a comprehensive risk management approach, with a formal governance structure and processes to identify, assess, monitor and manage risk. Principal risks involved in its business activities include market, credit, liquidity and capital, operational, legal and compliance, new business and reputational risk.

Risk management is a multifaceted process that requires communication, judgment and knowledge of financial products and markets. Our risk management process encompasses the active involvement of executive and senior management, and also many departments independent of the revenue-producing business units, including Jefferies Group's Risk Management, Operations, Compliance, Legal and Finance Departments. Our risk management policies, procedures and methodologies are flexible in nature and are subject to ongoing review and modification.

In achieving our strategic business objectives, our risk appetite incorporates keeping our clients’ interests at the top of our priority list and ensuring we are in compliance with applicable laws, rules and regulations, as well as adhering to the highest ethical standards. We undertake prudent and conservative risk-taking that protects the capital base and franchise, utilizing risk limits and tolerances that avoid outsized risk-taking. We maintain a diversified business mix and avoid significant concentrations to any sector, product, geography, or activity and sets quantitative concentration limits to manage this risk. We consider contagion, second order effects and correlation in our risk assessment process and actively seeks out value opportunities of all sizes. We manage the risk of opportunities larger than our approved risk levels through risk sharing and risk distribution, sell-down and hedging as appropriate. We have a limited appetite for illiquid assets and complex derivative financial instruments. We maintain the asset quality of our balance sheet through conducting trading activity in liquid markets and generally ensure high turnover of our inventory. We subject less liquid positions and derivative financial instruments to oversight and use a wide variety of specific metrics, limits, and constraints to manage these risks. We protect our reputation and franchise, as well as our standing within the market. We operate a federated approach to risk management with risk oversight responsibilities assigned to those areas of the business that have the appropriate knowledge.

For discussion of liquidity and capital risk management, refer to the "Liquidity and Capital Resources" section herein.

Risk Considerations

We apply comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limits reflects our risk tolerance for a certain activity under normal business conditions. Key metrics included in our risk management framework include inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-Risk ("VaR"), sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage and cash capital.

Market Risk

Market risk is defined as the risk of loss due to fluctuations in the market value of financial assets and liabilities attributable to changes in market variables.
Our market risk principally arises from interest rate risk, from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads, and from equity price risks from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. In addition, commodity price risk results from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices, and foreign exchange risk results from changes in foreign currency rates.
Market risk is present in our market-making, proprietary trading, underwriting, specialist and investing activities and is principally managed by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are economically hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and the results of its trading businesses.

Trader Mandates
Trading is principally managed through front office trader mandates, where each trader is provided a specific mandate in line with our product registry. Mandates set out the activities, currencies, countries and products that the desk is permitted to trade in and set the limits applicable to the desk. Traders are responsible for knowing their trading limits and trading in a manner consistent with their mandate. Trader mandates are reviewed annually and as part of the new business proposal process.
Value-at-Risk
VaR is a statistical estimate of the potential loss from adverse market movements over a specified time horizon within a specified probability (confidence level). It provides a common risk measure across financial instruments, markets and asset classes. We estimate VaR using a model that simulates revenue and loss distributions on its trading portfolios by applying historical market changes to the current portfolio. We calculate a one day VaR using a one year look-back period measured at a 95% confidence level.
As with all measures of VaR, the estimate has inherent limitations due to the assumption that historical changes in market conditions are representative of the future. Furthermore, the VaR model measures the risk of a current static position over a one day horizon and might not capture the market risk over a longer time horizon where moves may be more extreme. Previous changes in market risk factors may not generate accurate predictions of future market movements. While we believe the assumptions and inputs in our risk model are reasonable, we could incur losses greater than the reported VaR. Consequently, this VaR estimate is only one of a number of tools we use in our daily risk management activities.
Average daily VaR increased to $8.79 million for 2019 from $7.56 million for 2018. The increase was primarily due to higher equity price risk, partially offset by lower interest rate volatility and an increase in the diversification benefit. The increase in the average equity price risk was primarily due to the transfer to Investment Banking, Capital Markets and Asset Management by Jefferies, in the fourth quarter of 2018, of investments in certain separately managed accounts and funds.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data.

		Daily VaR (1) Value-at-Risk in Trading Portfolios				Daily VaR (1) Value-at-Risk in Trading Portfolios
(In millions) Risk Categories	VaR at November 30, 2019	Daily VaR for 2019			VaR at November 30, 2018	Daily VaR for 2018
		Average	High	Low		Average	High	Low

Interest Rates	$4.81	$4.47	$6.22	$2.58	$5.33	$4.88	$6.82	$2.18
Equity Prices	5.07	7.94	13.17	4.75	8.47	5.51	13.56	3.08
Currency Rates	0.32	0.25	1.41	0.06	0.09	0.12	0.24	0.02
Commodity Prices	0.64	0.89	2.43	0.40	0.48	0.53	1.51	0.24
Diversification Effect (2)	(6.14)	(4.76)	N/A	N/A	(3.12)	(3.48)	N/A	N/A
Firmwide	$4.70	$8.79	$14.83	$4.70	$11.25	$7.56	$14.73	$4.76

(1)	For the VaR numbers reported above, a one day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the Jefferies Group's firmwide VaR and VaR values for the four risk categories might have occurred on different days during the year.

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
We perform daily back-testing of our VaR model comparing realized revenue and loss with the previous day's VaR. Back-testing results are included in the quarterly business review pack for Jefferies Group's Board of Directors. The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the overall level down to specific business lines. For the VaR model, trading related revenue is defined as principal transactions revenues, trading related commissions, revenue from securitization activities and net interest income.
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During 2019, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR. There were 33 days with trading losses out of a total of 250 trading days in 2019.
Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2019 (in thousands):

10% Sensitivity

Investment in funds (1)	$57,031
Private investments	24,036
Corporate debt securities in default	8,493
Trade claims	1,345

(1) Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 5 in our consolidated financial statements.

VaR also excludes the impact of changes in our own credit spreads on our structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.5 million at November 30, 2019, which is included in Accumulated other comprehensive income (loss).
Stress Tests and Scenario Analysis
Stress tests are used to analyze the potential impact of specific events or extreme market moves on the current portfolio both firm-wide and within business segments. Stress testing is an important part of our risk management approach because it allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, set risk controls and overall assess and mitigate its risk.
We employ a range of stress scenarios, which comprise both historical market price and rate changes and hypothetical market environments, and generally involve simultaneous changes of many risk factors. Indicative market changes in our scenarios include, but are not limited to, a large widening of credit spreads, a substantial decline in equities markets, significant moves in selected emerging markets, large moves in interest rates and changes in the shape of the yield curve.
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
Stress testing is performed and reported at least weekly as part of our risk management process and on an ad hoc basis in response to market events or concerns. Current stress tests provide estimated revenue and loss of the current portfolio through a range of both historical and hypothetical events. The stress scenarios are reviewed and assessed at least annually so that they remain relevant and up to date with market developments. Additional hypothetical scenarios are also conducted on a sub-portfolio basis to assess the impact of any relevant idiosyncratic stress events as needed.
Counterparty Credit Risk and Issuer Country Exposure
Counterparty Credit Risk
Credit risk is the risk of loss due to adverse changes in a counterparty's credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract. We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of our credit risk are:

•
Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of a Secured Revolving Credit Facility that is with us and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. See Note 11 for additional information on this facility. In addition, Jefferies Group has loans outstanding to certain of its officers and employees (none of whom are executive officers or directors). See Note 26 for additional information on these employee loans.

•
Securities and margin financing transactions, which reflect our credit exposure arising from reverse repurchase agreements, repurchase agreements and securities lending agreements to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.

•
Over-the-counter derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. Over-the-counter derivative exposure is based on a contract at fair value, net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within our derivative credit exposures.

•	Cash and cash equivalents, which includes both interest-bearing and non-interest-bearing deposits at banks.

Credit is extended to counterparties in a controlled manner and in order to generate acceptable returns, whether such credit is granted directly or is incidental to a transaction. All extensions of credit are monitored and managed as a whole to limit exposure to loss related to credit risk. Credit risk is managed according to the Credit Risk Policy, which sets out the process for identifying counterparty credit risk, establishing counterparty limits, and managing and monitoring credit limits. The policy includes our approach for:

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
Counterparty credit exposure limits are granted within our credit ratings framework, as detailed in the Credit Risk Policy. Jefferies Group's Credit Risk Department assesses counterparty credit risk and sets credit limits at the counterparty master agreement level. Limits must be approved by appropriate credit officers and initiated in our credit and trading systems before trading commences. All credit exposures are reviewed against approved limits on a daily basis.

Jefferies Group's Secured Revolving Credit Facility, which supports loan underwritings by Jefferies Finance, is governed under separate policies other than the Credit Risk Policy and is approved by Jefferies Group's Board of Directors. The loans outstanding to certain of Jefferies Group's officers and employees are extended pursuant to a review by its most senior management.

Current counterparty credit exposures are summarized in the tables below and provided by credit quality, region and industry. Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.
The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at November 30, 2019 and 2018 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

AAA Range	$—	$—	$1.5	$3.2	$—	$—	$1.5	$3.2	$4,584.1	$2,981.2	$4,585.6	$2,984.4
AA Range	45.2	45.1	43.0	45.3	3.7	4.2	91.9	94.6	5.3	111.6	97.2	206.2
A Range	1.1	0.3	531.9	573.3	152.4	97.9	685.4	671.5	976.3	1,865.9	1,661.7	2,537.4
BBB Range	250.2	250.1	140.9	206.6	48.3	15.5	439.4	472.2	1.6	2.3	441.0	474.5
BB or Lower	15.0	—	6.6	5.5	154.1	15.7	175.7	21.2	—	107.5	175.7	128.7
Unrated	94.2	119.3	—	—	6.8	—	101.0	119.3	0.6	77.4	101.6	196.7
Total	$405.7	$414.8	$723.9	$833.9	$365.3	$133.3	$1,494.9	$1,382.0	$5,567.9	$5,145.9	$7,062.8	$6,527.9

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Asia/Latin America/ Other	$15.0	$—	$50.5	$30.2	$0.3	$0.1	$65.8	$30.3	$100.4	$304.0	$166.2	$334.3
Europe	—	0.3	324.1	427.0	101.1	27.3	425.2	454.6	74.1	170.8	499.3	625.4
North America	390.7	414.5	349.3	376.7	263.9	105.9	1,003.9	897.1	5,393.4	4,671.1	6,397.3	5,568.2
Total	$405.7	$414.8	$723.9	$833.9	$365.3	$133.3	$1,494.9	$1,382.0	$5,567.9	$5,145.9	$7,062.8	$6,527.9

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Asset Managers	$—	$—	$1.7	$0.6	$—	$—	$1.7	$0.6	$4,584.1	$2,812.4	$4,585.8	$2,813.0
Banks, Broker-dealers	250.7	250.4	526.7	619.6	206.8	118.9	984.2	988.9	983.8	2,333.5	1,968.0	3,322.4
Corporates	81.3	92.9	—	—	154.4	7.2	235.7	100.1	—	—	235.7	100.1
Other	73.7	71.5	195.5	213.7	4.1	7.2	273.3	292.4	—	—	273.3	292.4
Total	$405.7	$414.8	$723.9	$833.9	$365.3	$133.3	$1,494.9	$1,382.0	$5,567.9	$5,145.9	$7,062.8	$6,527.9
For additional information regarding credit exposure to over-the-counter derivative contracts, see Note 6 in the consolidated financial statements.
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitors country risk resulting from both trading positions and counterparty exposure.

The following tables reflect our top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure, as reflected in the Consolidated Statements of Financial Condition at November 30, 2019 and 2018 (in millions):

	November 30, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Netherlands	$946.0	$(329.7)	$(100.1)	$—	$42.6	$0.5	$—	$559.3	$559.3
United Kingdom	416.1	(199.9)	(124.4)	—	60.7	37.6	54.1	190.1	244.2
Italy	1,262.3	(1,192.4)	105.4	—	—	0.4	—	175.7	175.7
France	423.4	(296.2)	(93.1)	—	94.2	40.9	—	169.2	169.2
Canada	380.4	(362.2)	7.4	—	0.3	81.2	1.9	107.1	109.0
Spain	249.2	(137.3)	(25.7)	—	3.3	—	—	89.5	89.5
Japan	76.0	(171.6)	133.8	—	24.7	—	13.2	62.9	76.1
China	283.3	(236.9)	25.6	—	—	—	—	72.0	72.0
Mexico	112.0	(68.3)	13.0	—	—	—	—	56.7	56.7
Germany	238.2	(321.3)	19.3	—	88.3	14.4	13.6	38.9	52.5
Total	$4,386.9	$(3,315.8)	$(38.8)	$—	$314.1	$175.0	$82.8	$1,521.4	$1,604.2

	November 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Finland	$279.8	$(6.7)	$—	$—	$—	$—	$1.0	$273.1	$274.1
Japan	97.7	(92.8)	8.0	—	11.3	—	136.9	24.2	161.1
Italy	1,778.1	(1,267.5)	(354.5)	—	0.2	0.1	—	156.4	156.4
United Kingdom	311.6	(168.2)	(30.3)	0.3	63.1	18.5	(56.4)	195.0	138.6
Belgium	65.4	(39.8)	2.8	—	—	—	107.3	28.4	135.7
Netherlands	317.4	(316.1)	70.4	—	39.5	—	—	111.2	111.2
Germany	175.4	(384.8)	129.4	—	89.7	1.3	93.3	11.0	104.3
Switzerland	100.5	(50.1)	5.7	—	37.7	2.7	3.8	96.5	100.3
Hong Kong	13.8	(39.7)	3.5	—	0.5	—	84.9	(21.9)	63.0
Singapore	21.1	(1.4)	1.0	—	0.1	—	31.2	20.8	52.0
Total	$3,160.8	$(2,367.1)	$(164.0)	$0.3	$242.1	$22.6	$402.0	$894.7	$1,296.7
We have no material exposure to countries where either sovereign or non-sovereign sectors pose potential default risk as the result of liquidity concerns.

Operational Risk

Operational risk refers to the risk of loss resulting from operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in operating systems, business disruptions and inadequacies or breaches in internal control processes. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. In addition, the transactions we process have become increasingly complex. If our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in its internal processes, people or systems, we could suffer an impairment to its liquidity, financial loss, a disruption of its businesses, liability to clients, regulatory intervention or reputational damage.

These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or the inability to occupy one or more of its buildings. The inability of its systems to accommodate an increasing volume of transactions could also constrain its ability to expand its businesses.

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage exposure to risk. In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Our Operational Risk framework includes governance, collection of operational risk incidents, proactive operational risk management, and periodic review and analysis of business metrics to identify and recommend controls and process-related enhancements. Each revenue producing and support department is responsible for the management and reporting of operational risks and the implementation of the Operational Risk policy and processes within the department. Operational Risk policy, framework, infrastructure, methodology, processes, guidance and oversight of the operational risk processes are centralized and consistent firm wide and also subject to regional operational risk governance.

Model Risk

Model risk refers to the risk of losses resulting from decisions that are based on the output of models, due to errors or weaknesses in the design and development, implementation, or improper use of models. We use quantitative models primarily to value certain financial assets and liabilities and to monitor and manage our risk. Model risk is a function of the model materiality, frequency of use, complexity and uncertainty around inputs and assumptions used in a given model. Robust model risk management is a core part of our risk management approach and is overseen through our risk governance structure and risk management controls.

Legal and Compliance Risk

Legal and compliance risk includes the risk of noncompliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, anti-money laundering and record keeping. These risks also reflect the potential impact that changes in local and international laws and tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, we continuously review new and pending regulations and legislation and participates in various industry interest groups. We also maintain an anonymous hotline for employees or others to report suspected inappropriate actions by us or by our employees or agents.

New Business Risk

New business risk refers to the risks of entering into a new line of business or offering a new product. By entering a new line of business or offering a new product, we may face risks that we are unaccustomed to dealing with and may increase the magnitude of the risks we currently face. The New Business Committee reviews proposals for new businesses and new products to determine if we are prepared to handle the additional or increased risks associated with entering into such activities.

Reputational Risk

We recognize that maintaining our reputation among clients, investors, regulators and the general public is an important aspect of minimizing legal and operational risks. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential clients and by conducting our business activities in accordance with high ethical standards. Our reputation and business activity can be affected by statements and actions of third parties, even false or misleading statements by them. We actively monitor public comment concerning us and are vigilant in seeking to assure accurate information and perception prevails.

Other Risk

We are also subject to interest rate risk on our long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The following table represents principal cash flows by expected maturity dates and the related weighted-average interest rate on those maturities for our consolidated long-term debt obligations. For the variable rate borrowings, the weighted-average interest rates are based on the rates in effect at the reporting date. Our market risk with respect to foreign currency exposure on our long-term debt is also shown below. For additional information, see Note 14 to our consolidated financial statements.

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$276	$750,000	$28,000	$1,350,000	$127,000	$4,093,103	$6,348,379	$6,839,180
Weighted-Average Interest Rate	7.40%	6.88%	3.05%	5.49%	0.32%	5.19%
Variable Interest Rate Borrowings	$—	$338,671	$—	$104,000	$—	$—	$442,671	$441,759
Weighted-Average Interest Rate	—%	3.32%	—%	4.45%	—%	—%
Borrowings with Foreign Currency Exposure	$550,875	$—	$4,407	$—	$550,875	$434,090	$1,540,247	$1,504,183
Weighted-Average Interest Rate	2.38%	—%	2.25%	—%	1.00%	2.91%

Item 8.	Financial Statements and Supplementary Data.
Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of November 30, 2019. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of November 30, 2019.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended November 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2019. In making this assessment, the Company's management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on our assessment and those criteria, management concluded that, as of November 30, 2019, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of November 30, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information with respect to this item will be contained in the Proxy Statement for the 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.
We have a Code of Business Practices, which is applicable to all directors, officers and employees, and is available on our website. We intend to post amendments to or waivers from our Code of Business Practices on our website as required by applicable law.

Item 11.	Executive Compensation.
Information with respect to this item will be contained in the Proxy Statement for the 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information with respect to this item will be contained in the Proxy Statement for the 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information with respect to this item will be contained in the Proxy Statement for the 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information with respect to this item will be contained in the Proxy Statement for the 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

Reports of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Statements of Financial Condition at November 30, 2019 and 2018	F-4
Consolidated Statements of Operations for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017	F-5
Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017	F-7
Consolidated Statements of Cash Flows for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017	F-8
Consolidated Statements of Changes in Equity for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017	F-10
Notes to Consolidated Financial Statements	F-11

(2)	Financial Statement Schedules.
Schedule I - Condensed Financial Information of Jefferies Financial Group Inc. (Parent Company Only) at November 30, 2019 and 2018 and for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017.

(3)	See Exhibit Index below for a complete list of Exhibits to this report.

(b)	Exhibits.
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-5721, unless otherwise indicated.
(c)    Financial Statement Schedules.
Jefferies Finance LLC financial statements as of November 30, 2019 and 2018, and for the years ended November 30, 2019, 2018 and 2017.

Item 16.	Form 10-K Summary.
None.
Exhibit Index

3.1	Restated Certificate of Incorporation of Jefferies Financial Group Inc. (filed as Exhibit 3.1 to the Company's Form 10-Q filed on August 1, 2018).*

3.2	Amended and Restated By-Laws of Jefferies Financial Group Inc. (effective May 23, 2018) (filed as Exhibit 3.2 to the Company's Form 10-Q filed on August 1, 2018).*

4.1	The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1
HomeFed Corporation Amended and Restated 1999 Stock Incentive Plan (as amended, the “Jefferies Financial Group Inc. Amended and Restated 1999 Stock Incentive Plan (HomeFed)”) (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-232532) filed on July 3, 2019).* +

10.2	Amendment to HomeFed Corporation Amended and Restated 1999 Stock Incentive Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-232532) filed on July 3, 2019).* +

10.3
HomeFed Corporation 2017 RSU Opportunity Plan (as amended, the “Jefferies Financial Group Inc. 2017 RSU Opportunity Plan (HomeFed)”) (filed as Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (No. 333-232532) filed on July 3, 2019).* +

10.4	Amendment to HomeFed Corporation 2017 RSU Opportunity Plan (filed as Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (No. 333-232532) filed on July 3, 2019).* +

10.5	Leucadia National Corporation 2003 Incentive Compensation Plan (filed as Appendix I to the Company's Proxy Statement dated June 27, 2013 (the "2013 Proxy Statement")).* +

10.6	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 31, 2013).* +

10.7	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 31, 2013).* +

10.8	Leucadia National Corporation 1999 Directors' Stock Compensation Plan (filed as Appendix II to the 2013 Proxy Statement).* +

10.9	Compensation Information Concerning Non-Employee Directors (incorporated by reference to page 35 and 36 of the Company's Proxy Statement filed February 15, 2019).* +

10.10	Summary of executive bonus compensation for Mr. Sharp and Ms. Gendron for fiscal year 2019 (filed in the Company's Current Report on Form 8-K filed February 12, 2019).*+

10.11	Summary of executive compensation for Richard B. Handler and Brian P. Friedman for fiscal years 2018, 2019 and 2020 (filed in the Company's Proxy Statement on February 15, 2019). * +

10.12	Summary of executive compensation for Richard B. Handler and Brian P. Friedman for fiscal year 2017 (filed in the Company's Current Report on Form 8-K on December 29, 2016).* +

10.13	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K).*

21	Subsidiaries of the registrant.

23.1
Consent of Deloitte & Touche LLP. with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318 and No. 333-232532) and Form S-3ASR (No. 333-214759).

23.2
Consent of Deloitte & Touche LLP, with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318 and No. 333-232532) and Form S-3ASR (No. 333-214759).

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

101
Financial statements from the Annual Report on Form 10-K of Jefferies Financial Group Inc. for the twelve months ended November 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) the Notes to Consolidated Financial Statements and (vii) the Financial Statement Schedule.

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

JEFFERIES FINANCIAL GROUP INC.

Date: January 29, 2020	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

January 29, 2020	By:	/s/ Joseph S. Steinberg	Chairman of the Board
Joseph S. Steinberg

January 29, 2020	By:	/s/ Richard B. Handler	Chief Executive Officer and Director
		Richard B. Handler	(Principal Executive Officer)

January 29, 2020	By:	/s/ Brian P. Friedman	President and Director
Brian P. Friedman

January 29, 2020	By:	/s/ Teresa S. Gendron	Vice President and Chief Financial Officer
		Teresa S. Gendron	(Principal Financial Officer)

January 29, 2020	By:	/s/ John M. Dalton	Vice President and Controller
		John M. Dalton	(Principal Accounting Officer)

January 29, 2020	By:	/s/ Linda L. Adamany	Director
Linda L. Adamany

January 29, 2020	By:	/s/ Barry J. Alperin	Director
Barry J. Alperin

January 29, 2020	By:	/s/ Robert D. Beyer	Director
Robert D. Beyer

January 29, 2020	By:	/s/ Francisco L. Borges	Director
Francisco L. Borges

January 29, 2020	By:	/s/ MaryAnne Gilmartin	Director
MaryAnne Gilmartin

January 29, 2020	By:	/s/ Robert E. Joyal	Director
Robert E. Joyal

January 29, 2020	By:	/s/ Jacob M. Katz	Director
Jacob M. Katz

January 29, 2020	By:	/s/ Michael T. O'Kane	Director
Michael T. O'Kane

January 29, 2020	By:	/s/ Stuart H. Reese	Director
Stuart H. Reese

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Jefferies Financial Group Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Jefferies Financial Group Inc. and subsidiaries (the "Company") as of November 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity, for the year ended November 30, 2019, eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for the year ended November 30, 2019, eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Certain Level 2 and Level 3 Financial Assets and Liabilities - Refer to Note 5 to the financial statements
Critical Audit Matter Description
The Company estimates fair value for certain financial assets and liabilities utilizing models and unobservable inputs. Unlike the fair value of other assets and liabilities which are readily observable and therefore more easily independently corroborated, these financial assets and liabilities are not actively traded, and fair value is determined based on significant judgments regarding models, unobservable inputs and valuation methodologies. Such assets and liabilities can be classified as Level 2 or Level 3.
We identified the valuation of certain Level 2 and Level 3 financial assets and liabilities as a critical audit matter because of the unobservable inputs, complexity of models and methodologies used by management and third-party specialists to estimate fair value. The valuations involve a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist who possess significant quantitative and modeling experience, to audit and evaluate the appropriateness of the models and inputs.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures for certain Level 2 and Level 3 financial assets and liabilities included the following procedures, among others:

•	We tested the operating effectiveness of the Company’s valuation controls, including the:

◦	Independent price verification controls.

◦	Third-party specialist valuation model review control, which includes examination of assumptions utilized as well as completeness and accuracy of underlying data.

◦	Pricing model controls which are designed to review a model’s theoretical soundness and its appropriateness.

•	With the assistance of our fair value specialist, we evaluated the reasonableness of management’s valuation methodology and estimates and:

◦	We developed valuation estimates, using externally sourced inputs and models, and compared to management’s recorded value and investigated differences.

◦	We compared management’s assumptions utilized within management’s models to external sources.

•	We evaluated management’s ability to estimate fair value by comparing management’s valuation estimates to subsequent transactions, when available.

/s/ Deloitte & Touche LLP

New York, New York
January 29, 2020

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Jefferies Financial Group Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Jefferies Financial Group Inc. and subsidiaries (the “Company”) as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2019, of the Company and our report dated January 29, 2020, expressed an unqualified opinion on those financial statements and included an emphasis-of-matter paragraph regarding the Company changing its fiscal year end from December 31 to November 30 in 2018.
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
January 29, 2020

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Financial Condition
November 30, 2019 and 2018
(Dollars in thousands, except par value)

	November 30,
	2019	2018
ASSETS
Cash and cash equivalents	$7,678,821	$5,258,809
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	796,797	707,960
Financial instruments owned, at fair value (includes securities pledged of $12,058,522 and $13,059,802):
Trading assets	16,895,741	17,463,256
Available for sale securities	—	1,409,886
Total financial instruments owned	16,895,741	18,873,142
Loans to and investments in associated companies	1,652,957	2,417,332
Securities borrowed	7,624,642	6,538,212
Securities purchased under agreements to resell	4,299,598	2,785,758
Securities received as collateral	9,500	—
Receivables	5,744,106	6,287,401
Intangible assets, net and goodwill	1,922,934	1,890,131
Deferred tax asset, net	462,468	512,789
Other assets	2,372,670	1,859,561
Total assets (1)	$49,460,234	$47,131,095

LIABILITIES
Short-term borrowings	$548,490	$387,492
Trading liabilities, at fair value	10,532,460	9,478,946
Securities loaned	1,525,140	1,838,688
Securities sold under agreements to repurchase	7,504,670	8,643,069
Other secured financings	3,070,611	1,534,271
Obligation to return securities received as collateral	9,500	—
Payables, expense accruals and other liabilities	8,179,013	7,407,030
Long-term debt	8,337,061	7,617,563
Total liabilities (1)	39,706,945	36,907,059

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	26,605	19,779
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 291,644,153 and 307,515,472 shares issued and outstanding, after deducting 24,818,459 and 109,460,774 shares held in treasury	291,644	307,515
Additional paid-in capital	3,627,711	3,854,847
Accumulated other comprehensive income (loss)	(273,039)	288,286
Retained earnings	5,933,389	5,610,218
Total Jefferies Financial Group Inc. shareholders' equity	9,579,705	10,060,866
Noncontrolling interests	21,979	18,391
Total equity	9,601,684	10,079,257

Total	$49,460,234	$47,131,095
(1) Total assets include assets related to variable interest entities of $645.8 million and $704.4 million at November 30, 2019 and 2018, respectively, and Total liabilities include liabilities related to variable interest entities of $3,071.1 million and $1,535.8 million at November 30, 2019 and 2018, respectively. See Note 10 for additional information related to variable interest entities.
The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017
(In thousands, except per share amounts)

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Revenues:
Commissions and other fees	$675,772	$662,546	$617,020
Principal transactions	559,300	232,224	923,418
Investment banking	1,526,992	1,904,870	1,764,285
Interest income	1,603,940	1,294,325	993,198
Manufacturing revenues	324,659	357,427	326,197
Other	667,993	558,336	424,788
Total revenues	5,358,656	5,009,728	5,048,906
Interest expense of Jefferies Group	1,465,680	1,245,694	971,461
Net revenues	3,892,976	3,764,034	4,077,445

Expenses:
Compensation and benefits	1,824,891	1,862,782	1,950,935
Cost of sales	319,641	307,071	280,952
Floor brokerage and clearing fees	223,140	184,210	174,506
Interest expense	87,177	89,249	101,202
Depreciation and amortization	152,871	120,317	110,395
Selling, general and other expenses	1,009,643	961,328	778,052
Total expenses	3,617,363	3,524,957	3,396,042
Income from continuing operations before income taxes and income (loss) related to associated companies	275,613	239,077	681,403
Income (loss) related to associated companies	202,995	57,023	(74,901)
Income from continuing operations before income taxes	478,608	296,100	606,502
Income tax provision (benefit)	(483,955)	19,008	642,286
Income (loss) from continuing operations	962,563	277,092	(35,784)
Income from discontinued operations, net of income tax provision of $0, $47,045 and $118,681	—	130,063	288,631
Gain on disposal of discontinued operations, net of income tax provision of $0, $229,553 and $0	—	643,921	—
Net income	962,563	1,051,076	252,847
Net loss attributable to the noncontrolling interests	1,847	12,975	3,455
Net (income) loss attributable to the redeemable noncontrolling interests	286	(37,263)	(84,576)
Preferred stock dividends	(5,103)	(4,470)	(4,375)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$959,593	$1,022,318	$167,351
(continued)

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Operations, continued
For the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017
(In thousands, except per share amounts)

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Basic earnings (loss) per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$3.07	$0.82	$(0.10)
Income from discontinued operations	—	0.27	0.55
Gain on disposal of discontinued operations	—	1.84	—
Net income	$3.07	$2.93	$0.45

Diluted earnings (loss) per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$3.03	$0.81	$(0.10)
Income from discontinued operations	—	0.26	0.55
Gain on disposal of discontinued operations	—	1.83	—
Net income	$3.03	$2.90	$0.45

Amounts attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations, net of taxes	$959,593	$285,475	$(36,003)
Income from discontinued operations, net of taxes	—	92,922	203,354
Gain on disposal of discontinued operations, net of taxes	—	643,921	—
Net income	$959,593	$1,022,318	$167,351

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017
(In thousands)

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Net income	$962,563	$1,051,076	$252,847
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $165, $(551) and $3,450	487	(1,560)	5,923
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $(545,054), $37 and $124	(543,178)	(109)	(212)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $545,219, $(588) and $3,326	(542,691)	(1,669)	5,711

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $1,146, $(11,089) and $14,616	544	(71,543)	78,493
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $(52), $(16) and $1,086	149	(20,459)	5,310
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $1,198, $(11,073) and $13,530	693	(92,002)	83,803

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(4,653), $9,289 and $(13,215)	(13,588)	29,620	(21,394)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $(144), $311 and $0	427	(916)	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(4,509), $8,978 and $(13,215)	(13,161)	28,704	(21,394)

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $0, $552 and $(593)	—	1,608	(936)
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income, net of income tax provision (benefit) of $161, $0 and $0	(470)	—	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $(161), $552 and $(593)	(470)	1,608	(936)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $(2,473), $(297) and $2,018	(7,103)	(844)	3,526
Less: reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(490), $(697) and $(2,042)	1,407	7,349	517
Net change in pension liability benefits, net of income tax provision (benefit) of $(1,983), $400 and $4,060	(5,696)	6,505	4,043

Other comprehensive income (loss), net of income taxes	(561,325)	(56,854)	71,227

Comprehensive income	401,238	994,222	324,074
Comprehensive loss attributable to the noncontrolling interests	1,847	12,975	3,455
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	286	(37,263)	(84,576)
Preferred stock dividends	(5,103)	(4,470)	(4,375)

Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$398,268	$965,464	$238,578
The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017
(In thousands)

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Net cash flows from operating activities:
Net income	$962,563	$1,051,076	$252,847
Adjustments to reconcile net income to net cash provided by (used for) operations:
Pre-tax income from discontinued operations, including gain on disposal	—	(1,050,582)	(407,312)
Deferred income tax provision	6,391	236,406	712,055
Recognition of accumulated other comprehensive income lodged taxes	(544,583)	—	—
Depreciation and amortization of real estate, property, equipment and leasehold improvements	139,708	105,156	92,918
Other amortization	(9,942)	(37,749)	(28,159)
Share-based compensation	49,848	48,249	48,384
Provision for doubtful accounts	29,800	35,223	36,452
Income related to associated companies	(288,164)	(130,685)	(34,494)
Distributions from associated companies	467,157	162,988	143,286
Net (gains) losses related to property and equipment, and other assets	(42,214)	32,461	32,814
Gain on sale of subsidiaries and associated companies	(210,278)	(221,712)	(179,605)
Net change in:
Securities deposited with clearing and depository organizations	(169)	64,911	163
Trading assets	218,419	(1,451,472)	(648,703)
Securities borrowed	(1,103,708)	1,137,134	50,660
Securities purchased under agreements to resell	(1,523,222)	807,619	234,740
Receivables from brokers, dealers and clearing organizations	211,198	(602,950)	(555,109)
Receivables from customers of securities operations	524,656	(465,960)	(732,344)
Other receivables	(2,283)	30,864	(216,189)
Other assets	15,705	33,484	(8,102)
Trading liabilities	1,051,598	1,142,878	(25,765)
Securities loaned	(301,727)	(964,137)	381
Securities sold under agreements to repurchase	(1,122,982)	36,956	1,838,793
Payables to brokers, dealers and clearing organizations	111,757	250,603	(1,079,516)
Payables to customers of securities operations	631,854	512,760	366,721
Trade payables, expense accruals and other liabilities	(160,784)	(112,488)	365,385
Other	61,565	(124,580)	(25,838)
Net cash provided by (used for) operating activities - continuing operations	(827,837)	526,453	234,463
Net cash provided by operating activities - discontinued operations	—	164,650	553,831
Net cash provided by (used for) operating activities	(827,837)	691,103	788,294
Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(232,229)	(325,666)	(123,027)
Proceeds from disposals of property and equipment, and other assets	11,302	14,052	28,042
Proceeds from sale of subsidiaries, net of expenses and cash of operations sold	(546)	100,000	289,767
Proceeds from sale of associated companies	790,612	379,074	173,105
Acquisitions, net of cash acquired	100,723	—	—
Advances on notes, loans and other receivables	(570,659)	(351,831)	(49,325)
Collections on notes, loans and other receivables	323,215	216,426	272,439
Loans to and investments in associated companies	(267,263)	(1,956,983)	(3,305,791)
Capital distributions and loan repayment from associated companies	110,656	1,973,739	3,106,423
Deconsolidation of subsidiary entities	—	—	(21,129)
Purchases of investments (other than short-term)	(2,995)	(3,423,191)	(1,146,595)
Proceeds from maturities of investments	531,104	1,084,277	344,223
Proceeds from sales of investments	913,175	1,571,507	443,300
Other	—	130	1,339
Net cash provided by (used for) investing activities - continuing operations	1,707,095	(718,466)	12,771
Net cash provided by (used for) investing activities - discontinued operations	—	860,909	(67,405)
Net cash provided by (used for) investing activities	1,707,095	142,443	(54,634)
(continued)
The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017
(In thousands)

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$3,275,800	$2,754,665	$1,620,691
Other changes in short-term borrowings, net	—	—	23,324
Repayment of debt	(2,588,791)	(2,678,323)	(848,350)
Net change in other secured financings	1,533,696	503,043	1,248
Net change in bank overdrafts	26,568	10,290	(5,650)
Issuance of common shares	1,112	3,611	1,501
Net contributions from (distributions to) redeemable noncontrolling interests	(782)	455	(185)
Distributions to noncontrolling interests	(5,293)	(7,408)	(12,031)
Contributions from noncontrolling interests	6,829	113	40,072
Purchase of common shares for treasury	(509,914)	(1,130,854)	(100,477)
Dividends paid	(149,647)	(151,758)	(117,407)
Other	—	1	(1)
Net cash provided by (used for) financing activities - continuing operations	1,589,578	(696,165)	602,735
Net cash provided by (used for) financing activities - discontinued operations	—	120,322	(167,934)
Net cash provided by (used for) financing activities	1,589,578	(575,843)	434,801

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,063)	(19,546)	12,067

Change in cash classified as assets held for sale	—	—	(3,136)

Net increase in cash, cash equivalents and restricted cash	2,467,773	238,157	1,177,392

Cash, cash equivalents and restricted cash at beginning of period	6,012,662	5,774,505	4,597,113

Cash, cash equivalents and restricted cash at end of period	$8,480,435	$6,012,662	$5,774,505

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	November 30, 2019	November 30, 2018	December 31, 2017

Cash and cash equivalents	$7,678,821	$5,258,809	$5,275,480
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	761,809	673,141	478,284
Other assets	39,805	80,712	20,741
Total cash, cash equivalents and restricted cash	$8,480,435	$6,012,662	$5,774,505

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017
(In thousands, except par value and per share amounts)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Non-controlling Interests	Total

Balance, January 1, 2017	$359,425	$4,812,587	$310,697	$4,645,391	$10,128,100	$175,549	$10,303,649
Net income				167,351	167,351	(3,455)	163,896
Other comprehensive income, net of taxes			71,227		71,227		71,227
Reclassification of tax effects from accumulated other comprehensive income			(9,200)	9,200	—		—
Contributions from noncontrolling interests					—	40,072	40,072
Distributions to noncontrolling interests					—	(12,031)	(12,031)
Deconsolidation of real estate entity					—	(167,163)	(167,163)
Share-based compensation expense		48,384			48,384		48,384
Change in fair value of redeemable noncontrolling interests		(94,937)			(94,937)		(94,937)
Purchase of common shares for treasury	(4,024)	(96,453)			(100,477)		(100,477)
Dividends ($0.325 per common share)				(120,974)	(120,974)		(120,974)
Other	826	6,457			7,283	50	7,333

Balance, December 31, 2017	356,227	4,676,038	372,724	4,700,968	10,105,957	33,022	10,138,979
Cumulative effect of the adoption of accounting standards			(27,584)	45,396	17,812		17,812
Balance, January 1, 2018, as adjusted	356,227	4,676,038	345,140	4,746,364	10,123,769	33,022	10,156,791
Net income				1,022,318	1,022,318	(12,975)	1,009,343
Other comprehensive loss, net of taxes			(56,854)		(56,854)		(56,854)
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustments prior to deconsolidation		237,669			237,669		237,669
Contributions from noncontrolling interests					—	113	113
Distributions to noncontrolling interests					—	(7,408)	(7,408)
Consolidation of asset management entity					—	8,316	8,316
Change in interest in consolidated subsidiary		2,677			2,677	(2,677)	—
Share-based compensation expense		48,249			48,249		48,249
Change in fair value of redeemable noncontrolling interests		(26,551)			(26,551)		(26,551)
Exercise of options to purchase common shares	109	2,376			2,485		2,485
Purchase of common shares for treasury	(50,223)	(1,098,199)			(1,148,422)		(1,148,422)
Dividends ($0.45 per common share)				(158,464)	(158,464)		(158,464)
Other	1,402	12,588			13,990	—	13,990

Balance, November 30, 2018	307,515	3,854,847	288,286	5,610,218	10,060,866	18,391	10,079,257
Net income				959,593	959,593	(1,847)	957,746
Other comprehensive loss, net of taxes			(561,325)		(561,325)		(561,325)
Contributions from noncontrolling interests					—	6,829	6,829
Distributions to noncontrolling interests					—	(5,293)	(5,293)
Issuance of shares for HomeFed acquisition	9,295	168,585			177,880	3,900	181,780
Share-based compensation expense		49,848			49,848		49,848
Change in fair value of redeemable noncontrolling interests		(1,213)			(1,213)		(1,213)
Purchase of common shares for treasury	(26,125)	(483,845)			(509,970)		(509,970)
Dividends ($0.50 per common share)				(158,302)	(158,302)		(158,302)
Dividend of Spectrum Brands common shares		27,026		(478,120)	(451,094)		(451,094)
Other	959	12,463			13,422	(1)	13,421

Balance, November 30, 2019	$291,644	$3,627,711	$(273,039)	$5,933,389	$9,579,705	$21,979	$9,601,684

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations
Jefferies Financial Group Inc. ("Jefferies," "we," "our" or the "Company") is a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, is the largest independent full-service global investment banking firm headquartered in the U.S.
In the fourth quarter of 2018, we changed our fiscal year end from a calendar year basis to a fiscal year ending on November 30, consistent with the fiscal year of Jefferies Group. Our 2018 fiscal year consists of the eleven month transition period beginning January 1, 2018 through November 30, 2018. Financial statements for 2017 continue to be presented on the basis of our previous calendar year end.

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

Jefferies Group operates in two business segments: Investment Banking and Capital Markets and Asset Management. Investment Banking and Capital Markets includes investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to clients across most industry sectors in the Americas, Europe and Asia. Capital markets businesses operate across the spectrum of equities, fixed income and foreign exchange products. Related services include, among other things, prime brokerage and equity finance, research and strategy, corporate lending and real estate finance. Asset Management provides investment management services to investors in the U.S. and overseas and invests capital in hedge funds, separately managed accounts and third-party asset managers.
Through Jefferies Group, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), Jefferies Group's joint venture with Massachusetts Mutual Life Insurance Company. Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt of middle market and growth companies in the form of term and revolving loans. Through Jefferies Group, we also have an interest in Berkadia Commercial Mortgage Holding LLC ("Berkadia"), Jefferies Group's 50-50 equity method joint venture with Berkshire Hathaway Inc. Berkadia is a U.S. commercial real estate finance company providing capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial properties.
Merchant Banking is where we own a diverse portfolio of businesses and investments that have the potential for significant value appreciation. Our current Merchant Banking businesses and investments include Linkem (fixed wireless broadband services in Italy); Vitesse Energy, LLC ("Vitesse Energy Finance") and JETX Energy, LLC ("JETX Energy") (oil and gas production and development); real estate, primarily including HomeFed LLC ("HomeFed"), formerly HomeFed Corporation; Idaho Timber (manufacturing); FXCM Group, LLC ("FXCM") (provider of online foreign exchange trading services); and The We Company, formerly known as WeWork, (global network of workspaces). Our Merchant Banking businesses and investments also included National Beef Packing Company, LLC ("National Beef") (beef processing), prior to its sale in November 2019; Spectrum Brands Holdings, Inc. ("Spectrum Brands") (consumer products), prior to its distribution to shareholders in October 2019; Leucadia Asset Management ("LAM") (asset management) and Berkadia (commercial mortgage banking, investment sales and servicing), prior to their transfer to Jefferies Group in the fourth quarter of 2018; and Garcadia (automobile dealerships), prior to its sale in August 2018. The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.

On June 5, 2018, we completed the sale of 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig"), reducing our then ownership in National Beef from 79% to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and accounted for our remaining 31% interest in National Beef under the equity method of accounting. We classified the results of National Beef prior to June 5, 2018 as discontinued operations in the Consolidated Statements of Operations. See Note 27 for more information. On November 29, 2019, we sold our remaining 31% equity interest in National Beef to Marfrig and other shareholders and received a total of $970.0 million in cash, including $790.6 million of proceeds and $179.4 million from final distributions from National Beef around the time of the sale. The pre-tax gain recognized as a result of this transaction,

$205.0 million for the twelve months ended November 30, 2019, is classified as Other revenue. As of November 30, 2019, we no longer hold an equity interest in National Beef.

Prior to October 11, 2019, we owned approximately 15% of Spectrum Brands, a publicly traded global consumer products company on the NYSE (NYSE: SPB), and we reflected this investment at fair value based on quoted market prices. In September 2019, our Board of Directors approved a distribution to stockholders of these Spectrum Brands shares. We distributed 7,514,477 Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to stockholders of record as of the close of business on September 30, 2019.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem's common equity at November 30, 2019. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated working interests and royalties predominantly in the Bakken Shale oil field in North Dakota. JETX Energy is our 98% owned consolidated subsidiary that currently has non-operated working interests and acreage in east Texas.
We invested $9.0 million in 2013 in The We Company, which creates collaborative office communities, and have received $31.0 million in cash to date. We own less than 1% of The We Company. Our interest in The We Company is reflected in Trading assets in our financial statements at fair value.
Through June 30, 2019, we owned approximately 70% equity interest in HomeFed, which owns and develops residential and mixed use real estate properties. We accounted for our interest under the equity method. On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. In connection with the merger, HomeFed stockholders received two shares of our common stock for each share of HomeFed common stock. A total of 9.3 million shares were issued, which were valued at $178.8 million at closing based on the market price of our common shares. As an offset to these issued shares, our Board of Directors authorized the repurchase of an additional 9.25 million shares in the open market.
The HomeFed acquisition was accounted for as a business combination. The fair value of the shares issued to acquire the remaining common shares of HomeFed implied an aggregate fair value of $596.4 million for 100% of HomeFed's equity balance. In accordance with purchase accounting, we allocated the $596.4 million fair value for 100% of HomeFed to its assets, liabilities and noncontrolling interests. We recorded $101.7 million of cash, $413.2 million of real estate, $198.3 million of investments in associated companies, $37.4 million of deferred tax assets, $15.3 million of goodwill and intangibles, $6.6 million of other assets, $125.5 million of long-term debt, $46.7 million of payables, expense accruals and other liabilities and $3.9 million of noncontrolling interests. In addition, associated with the acquisition, we also recorded $32.4 million of goodwill generated by the establishment of $32.4 million of deferred tax liabilities related to allocated value exceeding the tax basis of some of the HomeFed net assets. The estimated weighted average useful lives for the amortizable intangibles were 4 years at time of acquisition. Our allocation of the acquisition price is based on our estimate of fair value for each of the acquired assets and liabilities, which were developed primarily utilizing discounted cash flow models. In connection with the acquisition of the remaining interest of HomeFed, we recognized a $72.1 million non-cash pre-tax gain in Other revenues on the revaluation of our 70% interest in HomeFed to fair value. The fair value of our 70% interest in HomeFed was based on the implied $596.4 million equity value for 100% of HomeFed.
Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products.

Our investment in FXCM and associated companies consist of a senior secured term loan due February 15, 2021, ($71.6 million principal outstanding at November 30, 2019); a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM.

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
Reclassification to the Consolidated Statements of Operations

We have reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in the Consolidated Statements of Operations and are now presented within Commissions and other fees. Previously reported results are presented on a comparable basis. This change had the impact of increasing Commissions and other fees and reducing Other revenues by $28.3 million and $23.8 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively. There is no impact on Total revenues as a result of this change in presentation.

Revenue Recognition Policies
We adopted the Financial Accounting Standards Board ("FASB") revenue recognition standard on January 1, 2018. Revenue recognition policies under the standard are applied prospectively in our financial statements from January 1, 2018 forward. Reported financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during the historical periods. For investment banking revenues and asset management fees, we separately state the accounting policies applicable in the presented eleven and twelve month periods. There were no material changes in our other revenue recognition policies as a result of the standard.
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

Investment Banking - Twelve Months Ended November 30, 2019 and Eleven Months Ended November 30, 2018.  Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring advisory engagements, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category in the Consolidated Statements of Operations and any expenses reimbursed by clients are recognized as Investment banking revenues.
Underwriting and placement agent revenues are recognized at a point in time on trade-date. Costs associated with underwriting activities are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis in Selling, general and other expenses in the Consolidated Statements of Operations.
Investment Banking - Twelve Months Ended December 31, 2017. Fees from mergers and acquisitions, restructuring and other investment banking advisory assignments or engagements and underwriting revenues are recorded when the services related to the underlying transactions are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements and netted against revenues. Unreimbursed expenses with no related revenues are included in Selling, general and other expenses in the Consolidated Statements of Operations.

Asset Management Fees and Revenues. Asset management fees and revenues consist of asset management fees, as well as revenues from arrangements with strategic partners, which entitles us to portions of our partners’ management company revenues and/or partners’ profits and perpetual rights to certain defined revenues for a given revenue share period. Revenue from arrangements with strategic partners is recognized at the end of the defined revenue or profit share period when the revenues have been realized and all contingencies have been resolved.
Asset Management Fees - Twelve Months Ended November 30, 2019 and Eleven Months Ended November 30, 2018. Management and administrative fees are generally recognized over the period that the related service is provided. Performance fee revenue is generally recognized only at the end of the performance period to the extent that the benchmark return has been met.
Asset Management Fees - Twelve Months Ended December 31, 2017. Management and administrative fees are generally recognized over the period that the related service is provided. Performance fees are accrued (or reversed) on a monthly basis based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Performance fees are not subject to adjustment once the measurement period ends (generally annual periods) and the performance fees have been realized.
Interest Revenue and Expense.  Interest expense that is deducted from Revenues to arrive at Net revenues is related to Jefferies Group's operations. Contractual interest on Trading assets and Trading liabilities is recognized on an accrual basis as a component of Interest income and Interest expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions revenues in the Consolidated Statements of Operations rather than as a component of interest income or expense. Interest on short- and long-term borrowings is accounted for on an accrual basis, except for those for which we have elected the fair value option, with related interest recorded as Interest expense. Discounts/premiums arising on long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. Interest revenue related to Securities borrowed and Securities purchased under agreements to resell activities and interest expense related to Securities loaned and Securities sold under agreements to repurchase activities are recognized on an accrual basis.

Manufacturing Revenues. Manufacturing revenues are from Idaho Timber, which manufactures and distributes an extensive range of quality wood products to markets across North America. Idaho Timber's primary business consists of the sale of lumber that is manufactured or remanufactured at one of its locations. Agreements with customers for these sales specify the type, quantity and price of products to be delivered as well as the delivery date and payment terms. The transaction price is fixed at the time of sale and revenue is generally recognized when the customer takes control of the product.

Hedge Accounting

We apply hedge accounting using interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate senior long-term debt. The interest rate swaps are included as derivative contracts in Trading assets and Trading liabilities in the Consolidated Statements of Financial Condition. We use regression analysis to perform ongoing prospective and retrospective assessments of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the change in fair value of the interest rate swap and the change in the fair value of the long-term debt due to changes in the benchmark interest rate offset within a range of 80% to 125%. The impact of valuation adjustments related to Jefferies Group's own credit spreads and counterparty credit spreads are included in the assessment of effectiveness.

For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative and the change in fair value of the long-term debt provide offset of one another and, together with any resulting ineffectiveness, are recorded in Interest expense. See Note 6 for further information.
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
Financial Instruments and Fair Value
Trading assets and Trading liabilities are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. These instruments primarily represent our trading activities and include both cash and derivative products. Gains and losses on trading assets and trading liabilities are recognized in the Consolidated Statements of Operations in Principal transactions revenues. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
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

Level 2:
Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable at the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments for which fair values have been derived using model inputs that are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument and market conditions. As the observability of prices and inputs may change for a financial instrument from period to period, this condition may cause a transfer of an instrument among the fair value hierarchy levels. The degree of judgment exercised in determining fair value is greatest for instruments categorized within Level 3.
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
Receivables
At November 30, 2019 and 2018, Receivables include receivables from brokers, dealers and clearing organizations of $3,011.0 million and $3,223.7 million, respectively, and receivables from customers of securities operations of $1,490.9 million and $2,017.1 million, respectively.
Our subsidiary, Foursight Capital, had auto loan receivables of $741.2 million and $648.7 million at November 30, 2019 and 2018, respectively. Based primarily on Beacon credit scores, Foursight Capital classifies its auto loan receivables as prime, near-prime and sub-prime based on the perceived credit risk at origination and generally considers prime receivables as those with a Beacon score of 680 and above, near-prime with scores between 620 and 679 and sub-prime with scores below 620. The credit quality classification at November 30, 2019 and 2018 was approximately 15% and 13% prime, 53% and 57% near-prime and 32% and 30% sub-prime, respectively.
Securities Borrowed and Securities Loaned
Securities borrowed and Securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions and accounted for as collateralized financing transactions. In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lend securities to other brokers and dealers for similar purposes. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in the Consolidated Statements of Financial Condition as Securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in the Consolidated Statements of Financial Condition as Securities

loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. The initial collateral advanced or received approximates or is greater than the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.
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
Offsetting of Derivative Financial Instruments and Securities Financing Agreements

To manage exposure to credit risk associated with derivative activities and securities financing transactions, we may enter into International Swaps and Derivative Association, Inc. ("ISDA") master netting agreements, master securities lending agreements, master repurchase agreements or similar agreements and collateral arrangements with counterparties. A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party. Under its ISDA master netting agreements, we typically also execute credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted by or paid to a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex.
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
Capitalization of Interest
In connection with the acquisition of HomeFed in 2019, we began capitalizing interest on qualifying real estate assets. During the twelve months ended November 30, 2019, capitalized interest of $6.2 million was allocated among all of HomeFed's projects that are currently under development.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements of $385.0 million and $351.0 million at November 30, 2019 and 2018, respectively, are stated at cost, net of accumulated depreciation and amortization, and are included in Other assets in the Consolidated Statements of Financial Condition. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.

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
Substantially all of our operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by our operations and investments. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets, property and equipment and other long-lived assets (for example, Investment Banking, Capital Markets and Asset Management, manufacturing and oil and gas production and development), impairment charges would have to be recorded.
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
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances occur indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If we conclude otherwise, we are required to perform a quantitative impairment test. Fair value will be determined using valuation techniques consistent with what a market participant would use. All of our indefinite-lived intangible assets were recognized in connection with the Jefferies Group acquisition, and our annual impairment testing date for Jefferies Group is as of August 1.
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
Payables, expense accruals and other liabilities
At November 30, 2019 and 2018, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,621.7 million and $2,465.6 million, respectively, and payables to customers of securities operations of $3,808.6 million and $3,176.7 million, respectively.
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
The Company uses the portfolio approach relating to the release of stranded tax effects recorded in accumulated other comprehensive income (loss). Under the portfolio approach, the net unrealized gains or losses recorded in accumulated other comprehensive income (loss) would be eliminated only on the date the entire portfolio of available for sale securities is sold or otherwise disposed of.
Share-based Compensation
Share-based awards are measured based on the fair value of the award as determined in accordance with GAAP and recognized over the required service or vesting period. Certain executive share-based awards contain market, performance and service conditions. Market conditions are incorporated into the grant-date fair value using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if it is determined that it is probable that the performance condition will be achieved. The fair value of options are estimated at the date of grant using the Black-Scholes option pricing model. We account for forfeitures as they occur, which results in dividends and dividend equivalents originally charged against retained earnings for forfeited shares to be reclassified to compensation expense in the period in which the forfeiture occurs.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated to U.S. dollars using the currency exchange rates at the end of the relevant period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Accumulated other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) and classified as Accumulated other comprehensive income (loss) in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. Gains or losses resulting from Jefferies Group's foreign currency transactions are included in Principal transactions revenues in the Consolidated Statements of Operations.
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
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earnings per share. Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, we calculate basic and diluted earnings per share under the two-class method. RSUs granted under the senior executive compensation plan are not considered participating securities as the rights to dividend equivalents are forfeitable. See Note 16 for more information regarding the senior executive compensation plan.
Securitization Activities
We engage in securitization activities related to corporate loans, consumer loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Transfers of financial assets to secured funding vehicles are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in Trading assets in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized in Principal transactions revenues in the Consolidated Statements of Operations.
When a transfer of assets does not meet the criteria of a sale, the transfer is accounted for as a secured borrowing in Trading assets and we continue to recognize the assets of a secured borrowing, and recognize the associated financing in Other secured financings in the Consolidated Statements of Financial Condition.
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

Supplemental Cash Flow Information

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
	(In thousands)
Cash paid during the year for:
Interest, net of amounts capitalized	$1,563,152	$1,377,781	$1,120,191
Income tax payments (refunds), net	$24,587	$37,559	$15,361

In June 2019, we entered into a Membership Interest Purchase Agreement, which provided for each of the then owners of National Beef to purchase, in the aggregate, 100% of the ownership interests in Iowa Premium, LLC ("Iowa Premium"). The funds used to acquire Iowa Premium were provided by way of a permitted distribution from National Beef to its owners, of which our proportionate share was approximately $49.0 million. The distribution from National Beef and the acquisition of Iowa Premium are included in the Consolidated Statement of Cash Flows for the twelve months ended November 30, 2019. Immediately following the acquisition, we contributed our ownership interest in Iowa Premium to National Beef, which was a non-cash investing activity.
During the twelve months ended November 30, 2019, we had $178.8 million in non-cash investing activities related to the issuance of common stock for the acquisition of the remaining common stock of HomeFed.
During the twelve months ended November 30, 2019, we had $16.4 million non-cash investing activities related to the sale of a hotel and restaurant in Telluride, Colorado that we owned, to the Company's Chairman and certain of his family trusts in exchange for 780,315 shares of the Company's common stock, at a price of $21.03 per share.
During the twelve months ended November 30, 2019, we had $451.1 million in non-cash financing activities related to our distribution of the Spectrum Brands shares through a special pro rata dividend to our stockholders.
During the twelve months ended November 30, 2019, we had $1.2 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to November 30, 2019. During the eleven months ended November 30, 2018, we had $17.6 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to November 30, 2018.

During the twelve months ended December 31, 2017, non-cash investing activities related to the deconsolidation of 54 Madison Capital, LLC ("54 Madison") include an increase in Loans to and investments in associated companies of $123.0 million, and corresponding decreases in Total assets of $612.9 million, Total liabilities of $330.5 million and Noncontrolling interests of $167.2 million. For additional information regarding the deconsolidation of 54 Madison, see Note 11.

Note 3. Change in Year End

On October 2, 2018, our Board of Directors approved a change to our fiscal year end from a calendar year basis to a fiscal year ending on November 30. Our 2018 fiscal year consists of the eleven month transition period beginning January 1, 2018 through November 30, 2018. Financial statements for 2017 continue to be presented on the basis of our previous calendar year end.

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

Note 4.  Accounting Developments
Accounting Developments - Accounting Standards to be Adopted in Future Periods

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The FASB provides for a lessee model that brings substantially all leases that are longer than one year onto the statement of financial condition, which will result in the recognition of a right-of-use ("ROU") asset and a corresponding lease liability. The ROU asset and lease liability will be measured initially using the present value of the remaining rental payments. In July 2018, the FASB issued additional guidance on leases which allows an entity to apply a modified retrospective approach. We adopted the lease standards in the first quarter of fiscal 2020 under a modified retrospective approach. At transition on December 1, 2019, the adoption of this standard resulted in the recognition of ROU assets of $545.8 million and operating lease liabilities of $614.9 million reflected in Other assets and Operating lease liabilities, respectively. Reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. The guidance requires enhanced disclosures, which we will include in the footnotes to our consolidated financial statements beginning with the three months ended February 29, 2020.

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

Income Taxes. In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The guidance is effective in the first quarter of fiscal 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 5.  Fair Value Disclosures
The following is a summary of our financial instruments, securities purchased under agreements to resell, securities received as collateral, trading liabilities, long-term debt and obligation to return securities received as collateral that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") (within trading assets) of $586.9 million and $394.4 million at November 30, 2019 and 2018, respectively, by level within the fair value hierarchy (in thousands):

	November 30, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,507,164	$218,403	$58,426	$—	$2,783,993
Corporate debt securities	—	2,472,245	7,490	—	2,479,735
Collateralized debt obligations and collateralized loan obligations	—	124,225	28,788	—	153,013
U.S. government and federal agency securities	2,101,624	158,618	—	—	2,260,242
Municipal securities	—	742,326	—	—	742,326
Sovereign obligations	1,330,026	1,405,827	—	—	2,735,853
Residential mortgage-backed securities	—	1,069,066	17,740	—	1,086,806
Commercial mortgage-backed securities	—	424,060	6,110	—	430,170
Other asset-backed securities	—	303,847	42,563	—	346,410
Loans and other receivables	—	2,460,551	114,080	—	2,574,631
Derivatives	2,809	1,833,907	14,889	(1,433,197)	418,408
Investments at fair value	—	32,688	205,412	—	238,100
FXCM term loan	—	—	59,120	—	59,120
Total trading assets, excluding investments at fair value based on NAV	$5,941,623	$11,245,763	$554,618	$(1,433,197)	$16,308,807
Securities purchased under agreements to resell	$—	$—	$25,000	$—	$25,000
Securities received as collateral	$9,500	$—	$—	$—	$9,500

Liabilities:
Trading liabilities:
Corporate equity securities	$2,755,601	$7,438	$4,487	$—	$2,767,526
Corporate debt securities	—	1,471,142	340	—	1,471,482
U.S. government and federal agency securities	1,851,981	—	—	—	1,851,981
Sovereign obligations	1,363,475	941,065	—	—	2,304,540
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,600,228	9,463	—	1,609,691
Derivatives	871	2,066,455	92,057	(1,632,178)	527,205
Total trading liabilities	$5,971,928	$6,086,328	$106,382	$(1,632,178)	$10,532,460
Short-term borrowings	$—	$20,981	$—	$—	$20,981
Long-term debt	$—	$735,216	$480,069	$—	$1,215,285
Obligation to return securities received as collateral	$9,500	$—	$—	$—	$9,500

	November 30, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Trading assets, at fair value:
Corporate equity securities	$2,497,045	$118,681	$52,192	$—	$2,667,918
Corporate debt securities	—	2,683,180	9,484	—	2,692,664
Collateralized debt obligations and collateralized loan obligations	—	72,949	36,105	—	109,054
U.S. government and federal agency securities	1,789,614	56,592	—	—	1,846,206
Municipal securities	—	894,253	—	—	894,253
Sovereign obligations	1,769,556	1,043,409	—	—	2,812,965
Residential mortgage-backed securities	—	2,163,629	19,603	—	2,183,232
Commercial mortgage-backed securities	—	819,406	10,886	—	830,292
Other asset-backed securities	—	239,381	53,175	—	292,556
Loans and other receivables	—	2,056,593	46,985	—	2,103,578
Derivatives	34,841	2,539,943	5,922	(2,413,931)	166,775
Investments at fair value	—	—	396,254	—	396,254
FXCM term loan	—	—	73,150	—	73,150
Total trading assets, excluding investments at fair value based on NAV	$6,091,056	$12,688,016	$703,756	$(2,413,931)	$17,068,897

Available for sale securities:
U.S. government securities	$1,072,856	$—	$—	$—	$1,072,856
Residential mortgage-backed securities	—	210,518	—	—	210,518
Commercial mortgage-backed securities	—	15,642	—	—	15,642
Other asset-backed securities	—	110,870	—	—	110,870
Total available for sale securities	$1,072,856	$337,030	$—	$—	$1,409,886

Liabilities:
Trading liabilities:
Corporate equity securities	$1,685,071	$1,444	$—	$—	$1,686,515
Corporate debt securities	—	1,505,618	522	—	1,506,140
U.S. government and federal agency securities	1,384,295	—	—	—	1,384,295
Sovereign obligations	1,735,242	661,095	—	—	2,396,337
Loans	—	1,371,630	6,376	—	1,378,006
Derivatives	26,473	3,586,694	27,536	(2,513,050)	1,127,653
Total trading liabilities	$4,831,081	$7,126,481	$34,434	$(2,513,050)	$9,478,946
Long-term debt	$—	$485,425	$200,745	$—	$686,170

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments
November 30, 2019
Equity Long/Short Hedge Funds (2)	$291,593	$—
Equity Funds (3)	44,576	14,621
Commodity Fund (4)	16,025	—
Multi-asset Funds (5)	234,583	—
Other Funds (6)	157	—
Total	$586,934	$14,621

November 30, 2018
Equity Long/Short Hedge Funds (2)	$86,788	$—
Equity Funds (3)	40,070	20,996
Commodity Fund (4)	10,129	—
Multi-asset Funds (5)	256,972	—
Other Funds (6)	400	—
Total	$394,359	$20,996

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At November 30, 2019 and 2018, approximately 94% and 0%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption in the first 36 months after acquisition. At November 30, 2019 and 2018, 6% and 17%, respectively, of these investments are redeemable with 60 days prior written notice. Approximately 82% of the November 30, 2018 balance was redeemed during the twelve months ended November 30, 2019.

(3)
The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to liquidate in one to nine years.

(4)	This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At November 30, 2019 and 2018, investments representing approximately 5% and 15%, respectively, of the fair value of investments in this category are redeemable with 30 days prior written notice.

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

Investments at fair value also include our investment in The We Company. We invested $9.0 million in The We Company in 2013 and currently own less than 1% of The We Company. Our interest in The We Company is reflected in Trading assets, at fair value of $53.8 million and $254.4 million at November 30, 2019 and 2018, respectively.
Investment in FXCM

FXCM is a provider of online foreign exchange trading services. Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2021 ($71.6 million principal outstanding at November 30, 2019), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Trading assets, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Securities Received as Collateral / Obligations to Return Securities Received as Collateral

In connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral. Valuation is based on the price of the underlying security and is categorized within Level 1 of the fair value hierarchy.

Short-term Borrowings and Long-term Debt

Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized within Level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, constant maturity swap, digital and Bermudan structured notes. These are valued using various valuation models that incorporate Jefferies Group's own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy, where market trades have been observed during the quarter, otherwise they are categorized within Level 3.

Nonrecurring Fair Value Measurements
As described further in Note 11, in the third quarter of 2018 we engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in Golden Queen Mining Company, LLC ("Golden Queen"). Our estimate of fair value was based on a discounted cash flow analysis and is categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future Golden Queen cash flows and a discount rate of 12%. The estimated fair value of our equity investment in Golden Queen was $62.3 million, which was $47.9 million lower than our carrying value. As a result, an impairment charge of $47.9 million was recorded in Income (loss) related to associated companies in the third quarter of 2018.

As discussed further in Note 11, during the fourth quarter of 2018, we recorded an impairment charge of $62.1 million related to the equity component of our investment in FXCM, which is based on updated expectations that had been impacted by the then revised regulations of the European Securities Market Authority and dampened operating results. We engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in FXCM. Our fourth quarter estimate of fair value was based on a discounted cash flow analysis and is categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future FXCM cash flows and a discount rate of 18.5%. The estimated fair value of our equity investment in FXCM was $75.0 million, which was $62.1 million lower than our carrying value. As a result, an impairment charge of $62.1 million was recorded in Income (loss) related to associated companies in the fourth quarter of 2018.

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

Level 3 Rollforwards

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the twelve months ended November 30, 2019 (in thousands):

Twelve Months Ended November 30, 2019
	Balance, November 30, 2018	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, November 30, 2019	Changes in unrealized gains/losses included in earnings relating to instruments still held at November 30, 2019 (1)
Assets:
Trading assets:
Corporate equity securities	$52,192	$(11,407)	$69,065	$(28,159)	$(18,208)	$—	$(5,057)	$58,426	$(13,848)
Corporate debt securities	9,484	(4,860)	8,900	(13,854)	(379)	—	8,199	7,490	(6,176)
CDOs and CLOs	36,105	(514)	49,658	(38,147)	(12,494)	—	(5,820)	28,788	(2,330)
Residential mortgage-backed securities	19,603	(1,669)	1,954	(2,472)	(152)	—	476	17,740	(530)
Commercial mortgage-backed securities	10,886	(2,888)	206	(2,346)	(5,317)	—	5,569	6,110	(2,366)
Other asset-backed securities	53,175	433	104,097	(73,335)	(51,374)	—	9,567	42,563	(98)
Loans and other receivables	46,985	(4,507)	106,965	(48,350)	(5,788)	—	18,775	114,080	(2,321)
Investments at fair value	396,254	(183,480)	11,236	(28,749)	—	—	10,151	205,412	(180,629)
Investment in FXCM	73,150	(8,139)	1,500	—	(7,391)	—	—	59,120	(8,139)
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—

Liabilities:
Trading liabilities:
Corporate equity securities	$—	$(2,649)	$(4,322)	$11,458	$—	$—	$—	$4,487	$1,928
Corporate debt securities	522	(381)	(457)	—	(524)	—	1,180	340	383
Commercial mortgage-backed securities	—	35	—	—	—	—	—	35	35
Loans	6,376	(1,382)	(2,573)	6,494	—	—	548	9,463	1,382
Net derivatives (2)	21,614	(21,452)	(4,323)	36,144	2,227	—	42,958	77,168	12,098
Long-term debt (1)	200,745	(18,662)	—	—	(11,250)	348,275	(39,039)	480,069	29,656

(1)
Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at November 30, 2019 were losses of $11.0 million.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.

Analysis of Level 3 Assets and Liabilities for the twelve months ended November 30, 2019

During the twelve months ended November 30, 2019, transfers of assets of $68.6 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Loans and other receivables of $27.4 million, other asset-backed securities of $12.1 million, investments at fair value of $10.2 million, corporate debt securities of $8.9 million, commercial mortgage-backed securities of $5.6 million and CDOs and CLOs of $3.0 million due to reduced pricing transparency.

During the twelve months ended November 30, 2019, transfers of assets of $26.7 million from Level 3 to Level 2 are primarily attributed to:

•
CDOs and CLOs of $8.8 million, loans and other receivables of $8.6 million, corporate equity securities of $6.0 million and other asset-backed securities of $2.6 million due to greater pricing transparency supporting classification into Level 2.

During the twelve months ended November 30, 2019, there were transfers of net derivatives of $57.2 million from Level 2 to Level 3 due to reduced observability of inputs and market data. Transfers of net derivatives from Level 3 to Level 2 were $14.3 million for the twelve months ended November 30, 2019 due to greater observability of inputs and market data.

During the twelve months ended November 30, 2019, there were transfers of structured notes of $22.6 million from Level 2 to Level 3 due to reduced market transparency. Transfers of structured notes from Level 3 to Level 2 were $61.7 million for the twelve months ended November 30, 2019 due to greater market transparency.

Net losses on Level 3 assets were $217.0 million and net gains on Level 3 liabilities were $44.5 million for the twelve months ended November 30, 2019. Net losses on Level 3 assets were primarily due to a decreased valuation of investments at fair value, corporate equity securities, loans and other receivables, corporate debt securities, commercial mortgage-backed securities, CDOs and CLOs and our FXCM term loan. Net gains on Level 3 liabilities were primarily due to decreased market values across certain derivatives and valuations of certain structured notes.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the eleven months ended November 30, 2018 (in thousands):

Eleven Months Ended November 30, 2018
	Balance, December 31, 2017	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, November 30, 2018	Changes in unrealized gains (losses) relating to instruments still held at November 30, 2018 (1)
Assets:
Trading assets:
Corporate equity securities	$22,270	$24,914	$31,669	$(22,759)	$(3,977)	$—	$75	$52,192	$23,665
Corporate debt securities	26,036	(439)	10,352	(23,364)	(1,679)	—	(1,422)	9,484	(2,606)
CDOs and CLOS	42,184	(16,258)	356,650	(353,330)	(10,247)	—	17,106	36,105	(9,495)
Residential mortgage- backed securities	26,077	(6,970)	3,118	(12,816)	(513)	—	10,707	19,603	521
Commercial mortgage-backed securities	12,419	(2,186)	1,436	(471)	(16,624)	—	16,312	10,886	(4,000)
Other asset-backed securities	61,129	(9,934)	706,846	(677,220)	(27,641)	—	(5)	53,175	(5,283)
Loans and other receivables	47,304	(5,137)	149,228	(130,832)	(15,311)	—	1,733	46,985	(8,457)
Investments at fair value	329,944	76,636	9,798	(17,570)	—	—	(2,554)	396,254	76,042
Investment in FXCM	72,800	18,616	—	—	(18,266)	—	—	73,150	7,723

Liabilities:
Trading liabilities:
Corporate equity securities	$48	$—	$—	$—	$—	$—	$(48)	$—	$—
Corporate debt securities	522	—	—	—	—	—	—	522	—
Commercial mortgage-backed securities	105	(105)	—	—	—	—	—	—	—
Loans	3,486	84	(4,626)	7,432	—	—	—	6,376	(28)
Net derivatives (2)	6,746	(3,237)	(17)	14,920	(1,335)	—	4,537	21,614	(646)
Long-term debt (1)	—	(30,347)	—	—	—	84,860	146,232	200,745	10,951

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

During the eleven months ended November 30, 2018, transfers of assets of $12.3 million from Level 3 to Level 2 are attributed to:

•
Residential mortgage-backed securities of $4.6 million, corporate debt securities of $3.6 million and corporate equity securities of $2.9 million due to greater pricing transparency supporting classification into Level 2.

During the eleven months ended November 30, 2018, there were transfers of structured notes of $146.2 million from Level 2 to Level 3 due to reduced market transparency.

Net gains on Level 3 assets were $79.2 million and net gains on Level 3 liabilities were $33.6 million for the eleven months ended November 30, 2018. Net gains on Level 3 assets were primarily due to increased valuations of investments at fair value and our FXCM term loan, and increased market values in corporate equity securities, partially offset by decreased valuations of CDOs and CLOs, other asset-backed securities, residential mortgage-backed securities and certain loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the twelve months ended December 31, 2017 (in thousands):

Twelve Months Ended December 31, 2017
	Balance, December 31, 2016	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, December 31, 2017	Changes in unrealized gains (losses) relating to instruments still held at December 31, 2017 (1)
Assets:
Trading assets:
Corporate equity securities	$21,739	$3,353	$896	$(1,623)	$52	$—	$(2,147)	$22,270	$2,606
Corporate debt securities	25,005	(3,723)	36,850	(34,077)	(1,968)	—	3,949	26,036	(3,768)
CDOs and CLOs	54,354	(27,238)	112,239	(101,226)	(367)	—	4,422	42,184	(20,262)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
Residential mortgage-backed securities	38,772	(10,817)	6,805	(26,193)	(115)	—	17,625	26,077	(7,201)
Commercial mortgage-backed securities	20,580	(5,346)	3,275	(5,263)	(1,018)	—	191	12,419	(6,976)
Other asset-backed securities	40,911	(17,705)	77,508	(8,613)	(25,799)	—	(5,173)	61,129	(12,562)
Loans and other receivables	81,872	24,794	63,768	(53,095)	(34,622)	—	(35,413)	47,304	17,451
Investments at fair value	314,359	20,975	18,528	(22,818)	(1,100)	—	—	329,944	22,999
Investment in FXCM	164,500	23,161	—	—	(114,861)	—	—	72,800	1,070

Liabilities:
Trading liabilities:
Corporate equity securities	$313	$60	$(373)	$48	$—	$—	$—	$48	$—
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
Commercial mortgage-backed securities	—	105	—	—	—	—	—	105	(105)
Loans	378	196	(385)	2,485	—	—	812	3,486	(2,639)
Net derivatives (2)	3,441	(1,638)	—	—	5,558	456	(1,071)	6,746	(17,740)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains (losses) are reported in Principal transactions revenues in the Consolidated Statements of Operations.

(2)	Net derivatives represent Trading assets - Derivatives and Trading liabilities - Derivatives.
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
Net gains on Level 3 assets were $5.9 million and net gains on Level 3 liabilities were $1.7 million for the twelve months ended December 31, 2017. Net gains on Level 3 assets were primarily due to increased valuations of our investment in FXCM, investments at fair value and certain loans and other receivables, partially offset by decreased valuations of CDOs and CLOs, other asset-backed securities and residential mortgage-backed securities. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.
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

November 30, 2019
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Corporate equity securities	$29,017
Non-exchange traded securities		Market approach	Price	$1	to	$140	$55
			Underlying stock price	$3	to	$5	$4

Corporate debt securities	$7,490	Scenario analysis	Estimated recovery percentage	23%	to	85%	46%
			Volatility	44%			—
			Credit spread	750			—
			Underlying stock price	£0.4			—

CDOs and CLOs	$28,788	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	1%	to	2%	2%
			Loss severity	25%	to	37%	29%
			Discount rate/yield	12%	to	21%	15%
		Scenario analysis	Estimated recovery percentage	3.25%	to	36.5%	25%

Residential mortgage-backed securities	$17,740	Discounted cash flows	Cumulative loss rate	2%			—
			Duration (years)	6.3 years			—
			Discount rate/yield	3%			—

Commercial mortgage-backed securities	$6,110	Discounted cash flows	Cumulative loss rate	7.3%			—
			Duration (years)	0.2 years			—
			Discount rate/yield	85%			—
		Scenario analysis	Estimated recovery percentage	44%			—

Other asset-backed securities	$42,563	Discounted cash flows	Cumulative loss rate	7%	to	31%	16%
			Duration (years)	0.5 years	to	3 years	1.5 years
			Discount rate/yield	7%	to	15%	11%

Loans and other receivables	$112,574	Market approach	Price	$36	to	$100	$90
		Scenario analysis	Estimated recovery percentage	87%	to	104%	99%
		Discounted cash flows	Term based on the pay off (years)	0 months	to	0.1 years	0.1 years

Derivatives	$13,826
Interest rate swaps		Market approach	Basis points upfront	0	to	16	6
Unfunded commitments			Price	$88			—
Equity options		Volatility benchmarking	Volatility	45%			—

Investments at fair value	$157,504
Private equity securities		Market approach	Price	$8	to	$250	$80
		Scenario analysis	Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$59,120
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.2 years	1.2 years

Securities purchased under agreements to resell	$25,000	Market approach	Spread to 6 month LIBOR	500			—
			Duration (years)	1.5 years			—

Trading Liabilities
Corporate equity securities	$4,487	Market approach	Transaction level	$1			—

Loans	$9,463	Market approach	Price	$50	to	$100	$88
		Scenario analysis	Estimated recovery percentage	1%			—

Derivatives	$92,057
Equity options		Volatility benchmarking	Volatility	21%	to	61%	43%
Interest rate swaps		Market approach	Basis points upfront	0	to	22	13
Cross currency swaps			Basis points upfront	2			—
Unfunded commitments			Price	$88			—

Long-term debt	$480,069
Structured notes		Market approach	Price	$84	to	$108	$96
			Price	€74	to	€103	€91

November 30, 2018
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average

Corporate equity securities	$43,644
Non-exchange traded securities		Market approach	Price	$1	to	$75	$12
			Transaction level	$47			—

Corporate debt securities	$9,484	Market approach	Estimated recovery percentage	46%			—
			Transaction level	$80			—

CDOs and CLOs	$36,105	Discounted cash flows	Constant prepayment rate	10%	to	20%	18%
			Constant default rate	1%	to	2%	2%
			Loss severity	25%	to	30%	26%
			Discount rate/yield	11%	to	16%	14%
		Scenario analysis	Estimated recovery percentage	2%	to	41%	23%

Residential mortgage-backed securities	$19,603	Discounted cash flows	Cumulative loss rate	4%			—
			Duration (years)	13 years			—
			Discount rate/yield	3%			—
			Loss severity	0%			—
		Market approach	Price	$100			—

Commercial mortgage-backed securities	$9,444	Discounted cash flows	Cumulative loss rate	8%	to	85%	45%
			Duration (years)	1 year	to	3 years	1 year
			Discount rate/yield	2%	to	15%	6%
			Loss severity	64%			—
		Scenario analysis	Estimated recovery percentage	26%			—
			Price	$49			—

Other asset-backed securities	$53,175	Discounted cash flows	Cumulative loss rate	12%	to	30%	22%
			Duration (years)	1 year	to	2 years	1 year
			Discount rate/yield	6%	to	12%	8%
		Market approach	Price	$100			—

Loans and other receivables	$46,078	Market approach	Price	$50	to	$100	$96
		Scenario analysis	Estimated recovery percentage	13%	to	117%	105%

Derivatives	$4,602
Total return swaps		Market approach	Price	$97			—

Investments at fair value	$368,231
Private equity securities		Market approach	Price	$3	to	$250	$108
			Transaction level	$169			—
		Scenario analysis	Discount rate/yield	20%			—
			Revenue growth	0%			—
		Contingent claims analysis	Volatility	25%	to	35%	30%
			Duration (years)	4 years			—

Investment in FXCM	$73,150
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	0.3 years	0.3 years

Trading Liabilities
Loans	$6,376	Market approach	Price	$50	to	$101	$74

Derivatives	$27,536
Equity options		Option model/default rate	Default probability	0%			—
		Volatility benchmarking	Volatility	39%	to	62%	50%
Interest rate swaps		Market approach	Price	$20			—
Total return swaps		Market approach	Price	$97			—

Long-term debt	$200,745
Structured notes		Market approach	Price	$78	to	$94	$86
			Price	€68	to	€110	€96

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2019 and 2018, asset exclusions consisted of $79.9 million and $40.3 million, respectively, primarily comprised of investments at fair value, corporate equity securities, loans and other receivables and certain derivatives. At November 30, 2019 and 2018, liability exclusions consisted of $0.4 million and $0.5 million, respectively, primarily comprised of corporate debt securities and commercial mortgage-backed securities.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Corporate equity securities, corporate debt securities, loans and other receivables, certain derivatives, residential mortgage-backed securities, other asset-backed securities, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a corporate equity securities, corporate debt securities and private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, total return swaps, interest rate swaps, unfunded commitments, residential mortgage-backed securities, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.

•
Loans and other receivables, CDOs and CLOs, commercial mortgage-backed securities, corporate debt and private equity securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the underlying assets of the financial instruments would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.

•
CDOs and CLOs, residential mortgage-backed securities, commercial mortgage-backed securities, other asset-backed securities and loans and other receivables using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.

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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our investment banking and capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of our bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-backed and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-

backed businesses are managed on a fair value basis. Loans are included in Trading assets and loan commitments are included in Trading liabilities in the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in associated companies in the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes and securities purchased under agreements to resell, which are managed by our investment banking and capital markets businesses and are included in Long-term debt and Short-term borrowings, and Securities purchased under agreements to resell in the Consolidated Statements of Financial Condition, respectively. We have elected the fair value option for certain financial instruments held by our subsidiaries as the investments are risk managed on a fair value basis. The fair value option may be elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of our gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Trading Assets:
Loans and other receivables	$(2,072)	$(3,856)	$22,088

Trading Liabilities:
Loans	656	(46)	—
Loan commitments	(1,089)	(739)	230

Long-term debt:
Changes in instrument specific credit risk (1)	(20,332)	38,064	(34,609)
Other changes in fair value (2)	(25,144)	48,748	47,291

Short-term borrowings:
Changes in instrument specific credit risk (1)	114	—	—
Other changes in fair value (2)	(863)	—	(681)

(1)	Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of taxes.

(2)	Other changes in fair value are included within Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	November 30, 2019	November 30, 2018
Trading Assets:
Loans and other receivables (1)	$1,546,516	$961,554
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	197,215	158,392
Long-term debt and short-term borrowings	74,408	114,669

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $22.2 million and $20.5 million at November 30, 2019 and 2018, respectively.

The aggregate fair value of our loans and other receivables on nonaccrual status and/or 90 days or greater past due, was $127.0 million and $105.3 million at November 30, 2019 and 2018, respectively, which includes loans and other receivables 90 days or greater past due of $24.8 million and $19.4 million at November 30, 2019 and 2018, respectively.
We had elected the fair value option for our investment in KCG Holdings, Inc. ("KCG"). The change in the fair value of this investment was $93.4 million for the twelve months ended December 31, 2017. Our investment in KCG was sold in July 2017.
As of December 31, 2017, we owned approximately 46.6 million common shares of HRG, representing approximately 23% of HRG's outstanding common shares, which were accounted for under the fair value option. On July 13, 2018, HRG merged into its 62% owned subsidiary, Spectrum Brands. Our approximately 23% owned interest in HRG thereby converted into approximately 14% of the outstanding shares of the re-named company, Spectrum Brands, which we account for under the fair value option. As of August 31, 2019, we owned 7,514,477 common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares. The shares were included in the Consolidated Statements of Financial Condition at fair value of $371.1 million at November 30, 2018. The shares were acquired at an aggregate cost of $475.6 million. The change in the fair value of our investment in Spectrum Brands/HRG aggregated $80.0 million, $(418.8) million and $64.8 million during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively. In September 2019, our Board of Directors approved a distribution to stockholders of these Spectrum Brands shares. We distributed 7,514,477 Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to stockholders of record as of the close of business on September 30, 2019. We recorded a $451.1 million dividend as of the September 16, 2019 declaration date, which was equal to the fair value of Spectrum Brands shares at that time.
We believe accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provide an objectively determined fair value at each balance sheet date. Our investment in HomeFed, which was a publicly traded company, was accounted for under the equity method of accounting rather than the fair value option method. HomeFed's common stock was not listed on any stock exchange, and price information for the common stock was not regularly quoted on any automated quotation system. It was traded in the over-the-counter market with high and low bid prices published by the Over-the-Counter Bulletin Board Service; however, trading volume was minimal. For these reasons, we did not elect the fair value option for HomeFed.

Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $35.0 million and $34.8 million at November 30, 2019 and 2018, respectively. See Note 25 for additional information related to financial instruments not measured at fair value.

Note 6.  Derivative Financial Instruments
Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Trading assets and Trading liabilities, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Predominantly, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. In addition, we apply hedge accounting to an interest rate swap that has been designated as a fair value hedge of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt. See Notes 5 and 23 for additional disclosures about derivative financial instruments.
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
In connection with our derivative activities, we may enter into ISDA master netting agreements or similar agreements with counterparties. See Note 2 for additional information regarding the offsetting of derivative contracts.

The following tables present the fair value and related number of derivative contracts at November 30, 2019 and 2018 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2019 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$28,663	1	$—	—
Total derivatives designated as accounting hedges	28,663		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,191	65,226	103	38,464
Cleared OTC	213,224	3,329	284,433	3,443
Bilateral OTC	421,700	1,325	258,857	738
Foreign exchange contracts:
Exchange-traded	—	256	—	199
Bilateral OTC	191,218	9,257	187,836	9,187
Equity contracts:
Exchange-traded	717,494	1,714,538	962,535	1,481,388
Bilateral OTC	248,720	4,731	445,241	4,271
Commodity contracts:
Exchange-traded	—	5,524	—	4,646
Bilateral OTC	20,600	4,084	391	359
Credit contracts:
Cleared OTC	2,514	13	5,768	12
Bilateral OTC	6,281	25	14,219	28
Total derivatives not designated as accounting hedges	1,822,942		2,159,383

Total gross derivative assets/ liabilities:
Exchange-traded	718,685		962,638
Cleared OTC	244,401		290,201
Bilateral OTC	888,519		906,544

Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(688,871)		(688,871)
Cleared OTC	(222,869)		(266,900)
Bilateral OTC	(521,457)		(676,407)
Net amounts per Consolidated Statement of Financial Condition (4)	$418,408		$527,205

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2018 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$29,647	1
Total derivatives designated as accounting hedges	—		29,647

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	924	32,159	513	66,095
Cleared OTC	422,670	2,095	411,833	2,394
Bilateral OTC	372,899	1,398	491,697	816
Foreign exchange contracts:
Exchange-traded	42	538	2	690
Cleared OTC	—	—	36	3
Bilateral OTC	311,228	9,548	314,951	9,909
Equity contracts:
Exchange-traded	1,202,927	2,104,684	2,061,137	1,779,836
Bilateral OTC	207,221	5,126	315,996	2,764
Commodity contracts:
Exchange-traded	27,632	7,272	272	4,185
Bilateral OTC	10,191	1,274	1,445	1,498
Credit contracts:
Cleared OTC	11,204	7	1,556	14
Bilateral OTC	13,768	123	11,618	79
Total derivatives not designated as accounting hedges	2,580,706		3,611,056

Total gross derivative assets/ liabilities:
Exchange-traded	1,231,525		2,061,924
Cleared OTC	433,874		443,072
Bilateral OTC	915,307		1,135,707

Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(1,190,951)		(1,190,951)
Cleared OTC	(407,351)		(418,779)
Bilateral OTC	(815,629)		(903,320)
Net amounts per Consolidated Statement of Financial Condition (4)	$166,775		$1,127,653

(1)
Exchange-traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.

(2)
Number of exchange-traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables and Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.

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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Interest rate swaps	$56,385	$(25,539)	$(2,091)
Long-term debt	(58,931)	27,363	8,124
Total	$(2,546)	$1,824	$6,033

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Interest rate contracts	$(188,605)	$67,291	$3,171
Foreign exchange contracts	(822)	226	4,376
Equity contracts	(108,961)	(267,187)	(319,775)
Commodity contracts	(5,630)	21,785	(9,049)
Credit contracts	9,147	449	1,959
Total	$(294,871)	$(177,436)	$(319,318)

The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising our business activities and are before consideration of economic hedging transactions, which generally offset the net gains (losses) included above. We substantially mitigate our exposure to market risk on our cash instruments through derivative contracts, which generally provide offsetting revenues, and we manage the risk associated with these contracts in the context of our overall risk management framework.

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at November 30, 2019 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$16,634	$3,966	$—	$(391)	$20,209
Equity forwards, swaps and options	44,065	2,302	7,442	(6,612)	47,197
Credit default swaps	49	1,059	15	(62)	1,061
Total return swaps	58,845	34,546	—	(554)	92,837
Foreign currency forwards, swaps and options	46,651	11,123	62	(4,855)	52,981
Fixed income forwards	986	—	—	—	986
Interest rate swaps, options and forwards	33,147	163,818	142,277	(15,032)	324,210
Total	$200,377	$216,814	$149,796	$(27,506)	539,481
Cross product counterparty netting					(32,208)
Total OTC derivative assets included in Trading assets					$507,273

(1)	At November 30, 2019, we held exchange traded derivative assets, other derivatives assets and other credit agreements with a fair value of $37.2 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At November 30, 2019, cash collateral received was $126.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total

Commodity swaps, options and forwards	$391	$—	$—	$(391)	$—
Equity forwards, swaps and options	25,342	173,359	77,052	(6,612)	269,141
Credit default swaps	1,245	3,688	8,160	(62)	13,031
Total return swaps	28,096	41,160	—	(554)	68,702
Foreign currency forwards, swaps and options	48,388	9,786	45	(4,855)	53,364
Fixed income forwards	581	—	—	—	581
Interest rate swaps, options and forwards	20,881	93,730	104,318	(15,032)	203,897
Total	$124,924	$321,723	$189,575	$(27,506)	608,716
Cross product counterparty netting					(32,208)
Total OTC derivative liabilities included in Trading liabilities					$576,508

(1)
At November 30, 2019, we held exchange traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $275.7 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At November 30, 2019, cash collateral pledged was $325.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At November 30, 2019, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$127,355
BBB- to BBB+	31,536
BB+ or lower	193,338
Unrated	155,044
Total	$507,273

(1)
We utilize internal credit ratings determined by the Jefferies Group Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
November 30, 2019
Credit protection sold:
Index credit default swaps	$3.0	$32.0	$—	$35.0
Single name credit default swaps	3.4	29.0	1.5	33.9

November 30, 2018
Credit protection sold:
Index credit default swaps	$25.7	$167.4	$—	$193.1
Single name credit default swaps	57.7	84.5	3.0	145.2

Contingent Features
Certain of Jefferies Group's derivative instruments contain provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Jefferies Group's debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on the derivative instruments in liability positions. The following table presents the aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position, the collateral amounts posted or received in the normal course of business and the potential collateral we would have been required to return and/or post additionally to its counterparties if the credit-risk-related contingent features underlying these agreements were triggered (in millions):

	November 30, 2019	November 30, 2018

Derivative instrument liabilities with credit-risk-related contingent features	$42.9	$93.5
Collateral posted	(3.1)	(61.5)
Collateral received	114.1	91.5
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	154.0	123.3

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
Note 7.  Collateralized Transactions
Our repurchase agreements and securities borrowing and lending arrangements are generally recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their short-term nature. We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or returns excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned, at fair value and noted parenthetically as Securities pledged in the Consolidated Statements of Financial Condition.

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, the fair value of the collateral received and the related obligation to return the collateral is reported in the Consolidated Statements of Financial Condition.

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral	Total
November 30, 2019
Corporate equity securities	$1,314,395	$129,558	$—	$1,443,953
Corporate debt securities	191,311	1,730,526	—	1,921,837
Mortgage-backed and asset-backed securities	—	1,745,145	—	1,745,145
U.S. government and federal agency securities	19,434	10,863,997	9,500	10,892,931
Municipal securities	—	498,202	—	498,202
Sovereign securities	—	3,016,563	—	3,016,563
Loans and other receivables	—	772,926	—	772,926
Total	$1,525,140	$18,756,917	$9,500	$20,291,557

November 30, 2018
Corporate equity securities	$1,505,218	$487,124	$—	$1,992,342
Corporate debt securities	333,221	1,853,309	—	2,186,530
Mortgage-backed and asset-backed securities	249	2,820,543	—	2,820,792
U.S. government and federal agency securities	—	8,181,947	—	8,181,947
Municipal securities	—	604,274	—	604,274
Sovereign securities	—	2,945,521	—	2,945,521
Loans and other receivables	—	300,768	—	300,768
Total	$1,838,688	$17,193,486	$—	$19,032,174

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
November 30, 2019
Securities lending arrangements	$694,821	$—	$672,969	$157,350	$1,525,140
Repurchase agreements	6,614,026	1,556,260	8,988,528	1,598,103	18,756,917
Obligation to return securities received as collateral	—	—	9,500	—	9,500
Total	$7,308,847	$1,556,260	$9,670,997	$1,755,453	$20,291,557

November 30, 2018
Securities lending arrangements	$807,347	$—	$560,417	$470,924	$1,838,688
Repurchase agreements	7,849,052	1,915,325	6,042,951	1,386,158	17,193,486
Total	$8,656,399	$1,915,325	$6,603,368	$1,857,082	$19,032,174

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2019 and 2018, the approximate fair value of securities received as collateral by us that may be sold or repledged was $28.7 billion and $23.1 billion, respectively. At November 30, 2019 and 2018, a substantial portion of the securities received have been sold or repledged.

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

The following table provides information regarding repurchase agreements, securities borrowing and lending arrangements and securities received as collateral and obligation to return securities received as collateral that are recognized in the Consolidated Statements of Financial Condition and (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our consolidated financial position.

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at November 30, 2019
Securities borrowing arrangements	$7,624,642	$—	$7,624,642	$(361,394)	$(1,479,433)	$5,783,815
Reverse repurchase agreements	15,551,845	(11,252,247)	4,299,598	(291,316)	(3,929,977)	78,305
Securities received as collateral	9,500	—	9,500	—	—	9,500

Liabilities at November 30, 2019
Securities lending arrangements	$1,525,140	$—	$1,525,140	$(361,394)	$(970,799)	$192,947
Repurchase agreements	18,756,917	(11,252,247)	7,504,670	(291,316)	(6,663,807)	549,547
Obligation to return securities received as collateral	9,500	—	9,500	—	—	9,500

Assets at November 30, 2018
Securities borrowing arrangements	$6,538,212	$—	$6,538,212	$(468,778)	$(1,193,986)	$4,875,448
Reverse repurchase agreements	11,336,175	(8,550,417)	2,785,758	(609,225)	(2,126,730)	49,803

Liabilities at November 30, 2018
Securities lending arrangements	$1,838,688	$—	$1,838,688	$(468,778)	$(1,343,704)	$26,206
Repurchase agreements	17,193,486	(8,550,417)	8,643,069	(609,225)	(7,070,967)	962,877

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

(3)
At November 30, 2019, amounts include $5,683.4 million of securities borrowing arrangements, for which we have received securities collateral of $5,523.6 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $447.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2018, amounts include $4,825.7 million of securities borrowing arrangements, for which we have received securities collateral of $4,711.7 million, and $931.7 million of repurchase agreements, for which we have pledged securities collateral of $963.6 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $796.8 million and $708.0 million at November 30, 2019 and 2018, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.
Note 8.  Securitization Activities
We engage in securitization activities related to corporate loans, mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In securitization transactions, we transfer these assets to special purpose entities ("SPEs") and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of the securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities ("VIEs"); however, the SPEs are generally not consolidated as we are not considered the primary beneficiary for these SPEs.
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Operations prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage-backed and other asset-backed securities or CLOs). These securities are included in Trading assets in the Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy.
The following table presents activity related to our securitizations that were accounted for as sales in which we have continuing involvement (in millions):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Transferred assets	$4,780.9	$7,159.3	$4,552.9
Proceeds on new securitizations	4,852.8	7,165.3	4,594.5
Cash flows received on retained interests	48.3	48.5	28.7

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and have no outstanding derivative contracts executed in connection with these securitizations at November 30, 2019 and 2018.
The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30, 2019		November 30, 2018
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$10,671.7	$103.3	$13,633.5	$365.3
U.S. government agency commercial mortgage-backed securities	1,374.8	45.8	2,027.6	185.6
CLOs	3,006.7	58.4	3,512.0	20.9
Consumer and other loans	1,149.3	71.8	604.1	48.9

Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transactions and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included in total Trading assets in the Consolidated Statements of Financial Condition.
Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs. To the extent we purchased securities through these market-making activities and we are not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage-backed and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 10.

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

Proceeds from the maturities and sales of available for sale securities during the twelve months ended November 30, 2019, were primarily invested in prime and government money market funds, which are classified as Cash and cash equivalents in the Consolidated Statement of Financial Condition at November 30, 2019.

At November 30, 2019 and 2018, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $172.8 million and $230.0 million, respectively. Impairments of $5.5 million and $0.2 million were recognized on these investments during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively. Realized gains of $13.8 million and $0.2 million were recognized on these investments during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively. There were no unrealized gains or losses recognized on these investments during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018.
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

•
Retained interests held as a result of securitization activities, including the resecuritization of mortgage-backed and other asset-backed securities and the securitization of mortgage, corporate and consumer loans;

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations;

•	Financing of agency and non-agency mortgage-backed and other asset-backed securities;

•	Warehouse funding arrangements for client-sponsored consumer and mortgage loan vehicles and CLOs through participation agreements, forward sale agreements and revolving loan and note commitments; and

•	Loans to, investments in and fees from various investment vehicles.
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
Consolidated VIEs

The following table presents information about the assets and liabilities of our consolidated securitization vehicles VIEs, which are presented in the Consolidated Statements of Financial Condition in the respective asset and liability categories (in millions). The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	November 30, 2019	November 30, 2018

Securities purchased under agreements to resell (1)	$2,467.3	$883.1
Receivables	605.6	626.0
Other	38.7	78.4
Total assets	$3,111.6	$1,587.5

Other secured financings (2)	$3,068.6	$1,535.3
Other (3)	20.1	45.9
Total liabilities	$3,088.7	$1,581.2

(1)	Securities purchased under agreements to resell represent an amount due under a collateralized transaction on related consolidated entities, which are eliminated in consolidation.

(2)	Approximately $1.0 million of the secured financing represent amounts held by us in inventory and are eliminated in consolidation at November 30, 2018.

(3)	Includes $17.7 million and $44.1 million at November 30, 2019 and 2018, respectively, of intercompany payables that are eliminated in consolidation.

Securitization Vehicles.  We are the primary beneficiary of asset-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans and asset-backed securities pursuant to the terms of a master repurchase agreement. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement, which we manage, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle's debt holders.
At November 30, 2019 and 2018, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital's general credit and the assets of the VIEs are not available to satisfy any other debt. During the twelve months ended November 30, 2019, automobile loan receivables aggregating $227.4 million were securitized by Foursight Capital in connection with secured borrowing offerings. The majority of the proceeds from issuance of the secured borrowings were used to pay down Foursight Capital's two credit facilities.
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
November 30, 2019
CLOs	$152.6	$0.6	$505.3	$7,845.0
Consumer loan and other asset-backed vehicles	358.3	—	490.6	2,354.8
Related party private equity vehicles	23.0	—	34.3	71.4
Other investment vehicles	574.0	—	766.1	9,255.0
Total	$1,107.9	$0.6	$1,796.3	$19,526.2

November 30, 2018
CLOs	$45.2	$—	$571.4	$3,281.9
Consumer loan and other asset-backed vehicles	462.1	—	807.1	3,273.1
Related party private equity vehicles	35.5	—	53.5	108.3
Other investment vehicles	203.6	—	214.7	5,719.1
Total	$746.4	$—	$1,646.7	$12,382.4

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
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with CLOs where we have been involved in providing underwriting and/or advisory services consist of the following:

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

Asset-Backed Vehicles. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities, forward purchase agreements and reverse purchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer loans, mortgage loans and trade claims. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At November 30, 2019 and 2018, our total equity commitment in the JCP Entities was $133.0 million and $139.3 million, respectively, of which $121.7 million and $121.3 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $23.0 million and $35.5 million at November 30, 2019 and 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $574.0 million and $203.6 million at November 30, 2019 and 2018, respectively. Our unfunded equity commitment related to these investments totaled $192.1 million and $11.1 million at November 30, 2019 and 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

Mortgage-Backed and Other Asset-Backed Secured Funding Vehicles.  In connection with our secondary trading and market-making activities, we buy and sell agency and non-agency mortgage-backed securities and other asset-backed securities, which are issued by third-party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Trading assets in the Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.

We also engage in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (FNMA ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or GNMA ("Ginnie Mae")) or non-agency-sponsored SPEs and may purchase loans or mortgage-backed securities from third parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and auto loans. We do not consolidate agency-sponsored securitizations as we do not have the power to direct the activities of the SPEs that most significantly impact their economic performance. Further, we are not the servicer of non-agency-sponsored securitizations and therefore do not have power to direct the most significant activities of the SPEs and accordingly, do not consolidate these entities. We may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.
 At November 30, 2019 and 2018, we held $1,453.5 million and $2,913.0 million of agency mortgage-backed securities, respectively, and $134.8 million and $170.5 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.
FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($59.1 million) and the investment in associated company ($70.2 million), which totaled $129.3 million at November 30, 2019.

Note 11.  Loans to and Investments in Associated Companies
A summary of Loans to and investments in associated companies for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 accounted for under the equity method of accounting is as follows (in thousands):

	Loans to and investments in associated companies as of November 30, 2018	Income (losses) related to associated companies	Income (losses) related to Jefferies Group associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of November 30, 2019

Jefferies Finance	$728,560	$—	$(1,286)	$(53,407)	$—	$673,867
Berkadia (2)	245,228	—	88,174	(65,045)	592	268,949
National Beef (3)	653,630	232,042	—	(300,248)	(585,424)	—
FXCM (4)	75,031	(8,212)	—	3,500	(96)	70,223
Linkem (5)	165,157	(27,956)	—	66,996	(9,350)	194,847
HomeFed (6)	337,542	7,902	—	—	(345,444)	—
Real estate associated companies (6)	87,074	(353)	—	(29,685)	198,273	255,309
Golden Queen (5) (7)	63,956	6,740	—	7,500	—	78,196
Other	61,154	(7,168)	(1,719)	58,432	867	111,566
Total	$2,417,332	$202,995	$85,169	$(311,957)	$(740,582)	$1,652,957

	Loans to and investments in associated companies as of December 31, 2017	Income (losses) related to associated companies	Income (losses) related to Jefferies Group associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of November 30, 2018

Jefferies Finance	$655,467	$—	$59,138	$13,955	$—	$728,560
Berkadia (2)	210,594	80,092	20,001	(65,197)	(262)	245,228
National Beef (3)	—	110,049	—	(48,656)	592,237	653,630
FXCM (4)	158,856	(83,174)	—	—	(651)	75,031
Garcadia Companies (8)	179,143	21,646	—	(26,962)	(173,827)	—
Linkem	192,136	(20,534)	—	542	(6,987)	165,157
HomeFed	341,874	(4,332)	—	—	—	337,542
Real estate associated companies	123,010	11,288	—	(47,224)	—	87,074
Golden Queen (7)	105,005	(51,990)	—	10,941	—	63,956
Other	100,744	(6,022)	(5,477)	(18,275)	(9,816)	61,154
Total	$2,066,829	$57,023	$73,662	$(180,876)	$400,694	$2,417,332

	Loans to and investments in associated companies as of December 31, 2016	Income (losses) related to associated companies	Income (losses) related to Jefferies Group associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of December 31, 2017

Jefferies Finance	$490,464	$—	$90,204	$74,799	$—	$655,467
Jefferies LoanCore (9)	154,731	—	22,368	(3,994)	(173,105)	—
Berkadia	184,443	93,801	—	(67,384)	(266)	210,594
FXCM (4)	336,258	(177,644)	—	—	242	158,856
Garcadia Companies	185,815	48,198	—	(54,870)	—	179,143
Linkem	154,000	(32,561)	—	31,996	38,701	192,136
HomeFed	302,231	7,725	—	31,918	—	341,874
Real estate associated companies (10) (11)	161,400	(6,224)	—	35,204	(67,370)	123,010
Golden Queen (7)	111,302	(7,733)	—	1,436	—	105,005
Other	44,454	(463)	(3,177)	31,837	28,093	100,744
Total	$2,125,098	$(74,901)	$109,395	$80,942	$(173,705)	$2,066,829

(1)	Primarily classified in Other revenues.

(2)	In the fourth quarter of 2018, we transferred our interest in Berkadia to Jefferies Group.

(3)
As discussed more fully in Notes 1 and 27, in June 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our then ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and accounted for our remaining interest under the equity method of accounting. The carrying value of our retained 31% interest was adjusted to a fair value of $592.3 million on the date of sale. On November 29, 2019, we sold our remaining 31% equity interest in National Beef to Marfrig and other shareholders.

(4)
As further described in Note 5, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included as Loans to and investments in associated companies and our term loan is included as Trading assets, at fair value in the Consolidated Statements of Financial Condition.

(5)	Loans to and investments in associated companies at November 30, 2019 include loans and debt securities aggregating $70.2 million related to Linkem and Golden Queen.

(6)
As further described in Note 1, during the third quarter of 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. From July 1, 2019, HomeFed's equity method investments are included in Real estate associated companies.

(7)	At November 30, 2019 and 2018, and December 31, 2017, the balance reflects $15.7 million, $15.1 million and $30.5 million, respectively, related to a noncontrolling interest.

(8)	As more fully discussed in Note 1, during the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family.

(9)	On October 31, 2017, Jefferies Group sold all of its membership interests in Jefferies LoanCore for approximately $173.1 million.

(10)
On November 30, 2017, we sold our interest in the general partner of the 54 Madison fund and as a result no longer control the 54 Madison investment committee. We retained two of the four seats on the investment committee and continue to have significant influence over the fund. We therefore deconsolidated the 54 Madison fund and account for our interest under the equity method of accounting.

(11)	At December 31, 2016, the balance reflects $95.3 million related to noncontrolling interests.

Jefferies Finance

Through Jefferies Group, we own 50% of Jefferies Finance, our joint venture with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. Loans are originated primarily through the investment banking efforts of Jefferies Group. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment adviser for various loan funds.

At November 30, 2019, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At November 30, 2019, approximately $643.7 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2020 with automatic one year extensions absent a 60-day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at November 30, 2019 and 2018. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2020 with automatic one year extensions absent a 60-day termination notice by either party. At November 30, 2019 and 2018, none of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $1.3 million, $2.4 million and $3.9 million during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively.
Jefferies Group engages in debt underwriting transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, we earned fees of $176.3 million, $377.7 million and $327.9 million during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively, which are recognized in Investment banking revenues in the Consolidated Statements of Operations. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $27.6 million, $56.6 million and $2.4 million during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively, which are recognized within Selling, general and other expenses in the Consolidated Statements of Operations.
Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees of $6.0 million, $3.7 million and $6.1 million during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively, which are included in Investment banking revenues in the Consolidated Statements of Operations. At November 30, 2019 and 2018, we held securities issued by CLOs managed by Jefferies Finance, which are included in Trading assets. Additionally, we have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by CLOs. Gains (losses) related to the derivative contracts were not material.
Jefferies Group acted as underwriter in connection with terms loans issued by Jefferies Finance. Underwriting fees charged to Jefferies Finance were not material during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017. Under a service agreement, we charged Jefferies Finance $60.8 million, $61.7 million and $50.7 million for services provided during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively.
At November 30, 2019, we had a receivable from Jefferies Finance, included within Other assets in the Consolidated Statement of Financial Condition of $17.2 million and a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $31.3 million. At November 30, 2018, we had a receivable from Jefferies Finance, included within Other assets in the Consolidated Statement of Financial Condition of $35.2 million and a payable to Jefferies Finance, related to cash deposited with us, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $14.1 million.
Jefferies Group enters into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts we had $4.7 million recorded in Payables, expense accruals and other liabilities and $0.2 million recorded in Trading liabilities in the Consolidated Statement of Financial Condition at November 30, 2019 and $0.2 million recorded in Payables, expense accruals and other liabilities and $0.4 million recorded in Trading liabilities in the Consolidated Statement of Financial Condition at November 30, 2018.

On March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which were used in connection with our investment banking loan syndication activities. Jefferies Group repaid Jefferies Finance the entire outstanding principal amount of this note on May 15, 2019. Interest paid on the note of $3.8 million is included in Interest expense of Jefferies Group within the Consolidated Statements of Operations.

During the twelve months ended November 30, 2019, we purchased a third-party loan from Jefferies Finance in the amount of $65.3 million. Such amount is included in Trading assets in the Consolidated Statement of Financial Condition at November 30, 2019.

Jefferies LoanCore
Jefferies LoanCore, LLC ("Jefferies LoanCore"), a commercial real estate finance company and a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC, originates and purchases commercial real estate loans throughout the U.S. and Europe. On October 31, 2017, we sold all of our membership interests (which constituted a 48.5% voting interest) in Jefferies LoanCore for approximately $173.1 million, the estimated book value as of October 31, 2017. In addition, we may be entitled to additional cash consideration over the next three years in the event Jefferies LoanCore's yearly return on equity exceeds certain thresholds.
Berkadia
Berkadia is a commercial mortgage banking and servicing joint venture that was formed in 2009 with Berkshire Hathaway Inc. We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% membership interest in Berkadia. We are entitled to receive 45% of the profits. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs. Berkadia is an investment sales adviser focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. As of November 30, 2019, the aggregate amount of commercial paper outstanding was $1.47 billion.
National Beef

National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. As discussed in Notes 1 and 27, on June 5, 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our then ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and accounted for our remaining interest under the equity method of accounting.

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

On November 29, 2019, we sold our remaining 31% equity interest in National Beef to Marfrig and other shareholders. We received a total of $970.0 million in cash, including $790.6 million of proceeds and $179.4 million from final distributions from National Beef around the time of the sale. The pre-tax gain recognized as a result of this transaction, $205.0 million for the twelve months ended November 30, 2019, is classified as Other revenue. As of November 30, 2019, we no longer hold an equity interest in National Beef.

FXCM

As discussed more fully in Note 5, at November 30, 2019, Jefferies has a 50% voting interest in FXCM and a senior secured term loan to FXCM due February 15, 2021. On September 1, 2016, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Trading assets, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology, trade name, leases and long-term debt over their respective useful lives (weighted average life of 11 years).

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
During the fourth quarter of 2018, we recorded an additional impairment charge of $62.1 million related to the equity component of our investment in FXCM, which is based on updated expectations that had been impacted by the then revised regulations of the European Securities Market Authority and dampened operating results. Based on the updated projections, we evaluated in the fourth quarter of 2018 whether our equity method investment was fully recoverable. We engaged an independent valuation firm to assist management in estimating the fair value of FXCM. Our estimate of fair value was based on a discounted cash flow analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $62.1 million. We concluded that based on the decline in projections and the adverse effects of the European regulations, that the decline in fair value of our equity interest was other than temporary. As a result, we impaired our equity investment in FXCM in the fourth quarter of 2018 by $62.1 million, which was recorded in Income (loss) related to associated companies.
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
Linkem
We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 54% of Linkem's common equity at November 30, 2019. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $58.1 million at November 30, 2019. These shareholder loans bear interest at 5% per annum and are due June 30, 2024.We account for our equity interest in Linkem on a two month lag.
HomeFed
Through June 30,2019, we owned an approximate 70% equity interest in HomeFed's outstanding common shares; however, we had contractually agreed to limit our voting rights such that we would not be able to vote more than 45% of HomeFed's total voting securities voting on any matter, assuming all HomeFed shares not owned by us are voted. HomeFed develops and owns residential and mixed-use real estate properties. HomeFed was a public company traded on the Over-the-Counter Bulletin Board (Symbol: HOFD). As a result of a 1998 distribution to all of our shareholders, approximately 5% of HomeFed was beneficially owned by our Chairman at June 30, 2019. Three of our executives served on the board of directors of HomeFed, including our Chairman who served as HomeFed's Chairman, and our President. Since we did not control HomeFed, our investment in HomeFed was accounted for under the equity method as an investment in an associated company. We accounted for our equity interest in HomeFed on a two month lag.
On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. In connection with the merger, HomeFed stockholders received two shares of our common stock for each share of HomeFed common stock. A total of 9.3 million shares were issued.

Real Estate Associated Companies

Real estate equity method investments primarily consist of HomeFed's interests in Brooklyn Renaissance Plaza and Hotel and RedSky JZ Fulton Investors, and 54 Madison. These equity interests are accounted for on a two month lag.

Brooklyn Renaissance Plaza is comprised of a hotel operated by Marriott, an office building complex and a parking garage located in Brooklyn, New York. HomeFed owns a 25.8% equity interest in the hotel and a 61.25% equity interest in the office building and garage. Although HomeFed has a majority interest in the office building and garage, it does not have control, but only has the ability to exercise significant influence on this investment. As such, HomeFed accounts for the office building and garage under the equity method of accounting. We are amortizing our basis difference between the estimated fair value and the underlying book value of Brooklyn Renaissance Plaza over the respective useful lives (weighted average life of 38 years).

HomeFed has a 49% membership interest in a joint venture partnership with RedSky JZ Fulton Holdings, LLC, formed for the acquisition and possible redevelopment of a development site located on the Fulton Mall corridor in Downtown Brooklyn, New York. The property consists of 15 separate tax lots, divided into two premier development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights.

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

Other
The following table provides summarized data for our equity method investments as of November 30, 2019 and 2018 and for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	November 30, 2019	November 30, 2018

Assets	$14,699,672	$17,050,564
Liabilities	10,146,142	11,752,273
Noncontrolling interest	209,518	154,963

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Revenues	$10,589,489	$7,694,612	$4,883,063
Income from continuing operations before extraordinary items	732,575	852,649	503,489
Net income	749,649	798,615	438,881
The Company's income related to associated companies	248,693	130,685	34,494

Except for our investment in Berkadia and Jefferies Finance, we have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to us. Our exposure to adverse events at the investee companies is limited to the book value of our investment. See Note 23 for further discussion of these guarantees.
Included in consolidated retained earnings at November 30, 2019 is approximately $180.8 million of undistributed earnings of the associated companies accounted for under the equity method of accounting.

Note 12.  Intangible Assets, Net and Goodwill
A summary of intangible assets, net and goodwill is as follows (in thousands):

	November 30, 2019	November 30, 2018
Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,273	$8,524

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $111,060 and $102,579	59,575	67,894
Trademarks and tradename, net of accumulated amortization of $24,800 and $21,086	103,790	107,262
Other, net of accumulated amortization of $5,366 and $4,339 (1)	11,316	4,611
Total intangible assets, net	182,954	188,291

Goodwill:
Jefferies Group (2)	1,699,810	1,698,381
Real estate (1)	36,711	—
Other operations	3,459	3,459
Total goodwill	1,739,980	1,701,840

Total intangible assets, net and goodwill	$1,922,934	$1,890,131

(1) In connection with the acquisition of the remaining interest in HomeFed, $11.0 million was allocated to intangible assets, primarily relating to lease contracts, and $4.3 million was allocated to goodwill. In addition, associated with the acquisition, we also recorded $32.4 million of goodwill generated by the establishment of $32.4 million of deferred tax liabilities related to allocated value exceeding the tax basis of some of the HomeFed net assets.
(2) The increase in Jefferies Group goodwill during the twelve months ended November 30, 2019, primarily relates to translation adjustments.

Amortization expense on intangible assets included in Income (loss) from continuing operations was $14.6 million, $13.2 million and $12.9 million for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

2020	$14,982
2021	14,509
2022	11,215
2023	9,959
2024	8,703

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
The estimated fair values are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-earnings and price-to-book multiples of comparable public companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process for Jefferies Group at August 1, 2019. The results of our annual impairment test for Jefferies Group did not indicate any goodwill impairment.
Note 13.  Short-Term Borrowings
Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	November 30, 2019	November 30, 2018

Bank loans (1)	$527,509	$330,942
Floating rate puttable notes (1)	—	56,550
Equity-linked notes	20,981	—
Total short-term borrowings	$548,490	$387,492

(1) These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

At November 30, 2019 and 2018, the weighted average interest rate on short-term borrowings outstanding was 3.24% and 3.08% per annum, respectively.

During 2019, Jefferies Group issued equity-linked notes with principal amounts of $5.2 million and $15.1 million, which will mature on March 13, 2020 and October 7, 2020, respectively. See Note 5, for further information on these notes. On July 29, 2019,
Jefferies Group's floating rate puttable notes with principal amounts of €50.0 million matured.

On March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance, which was repaid on May 15, 2019. See Note 11 for further information.

On December 27, 2018, one of Jefferies Group's subsidiaries entered into a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million, which is included in bank loans. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. At November 30, 2019, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Credit Facility.

The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Intraday Credit Facility") to Jefferies Group for an aggregate committed amount of $150.0 million. The Intraday Credit facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group. At November 30, 2019, Jefferies Group was in compliance with debt covenants under the Intraday Credit Facility.

Note 14.  Long-Term Debt
The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	November 30, 2019	November 30, 2018
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$744,606	$743,397
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,772	246,719
Total long-term debt – Parent Company	991,378	990,116

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
8.50% Senior Notes, due July 15, 2019, $0 and $680,800 principal	—	699,659
2.375% Euro Medium Term Notes, due May 20, 2020, $550,875 and $565,500 principal	550,622	564,702
6.875% Senior Notes, due April 15, 2021, $750,000 principal	774,738	791,814
2.25% Euro Medium Term Notes, due July 13, 2022, $4,407 and $4,524 principal	4,204	4,243
5.125% Senior Notes, due January 20, 2023, $600,000 principal	610,023	612,928
1.00% Euro Medium Term Notes, due July 19, 2024, $550,875 and $0 principal	548,880	—
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	768,931	709,484
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	371,426	373,669
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	988,662	987,788
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	511,260	511,662
6.50% Senior Notes, due January 20, 2043, $400,000 principal	420,239	420,625
Structured Notes (2) (3)	1,215,285	686,170
Jefferies Group Revolving Credit Facility	189,088	183,539
Jefferies Group Secured Bank Loan	50,000	—
HomeFed EB-5 Program debt	140,739	—
Foursight Capital Credit Facilities	98,260	—
Other	103,326	81,164
Total long-term debt – subsidiaries	7,345,683	6,627,447

Long-term debt	$8,337,061	$7,617,563

(1)
Amounts include a loss of $58.9 million and a gain of $27.4 million during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Notes 2 and 6 for further information.

(2)
These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenues.

(3)	Of the $1,215.3 million of structured notes at November 30, 2019, $28.0 million matures in 2022, $3.1 million matures in 2024 and the remaining $1,184.2 million matures in 2025 or thereafter.
At November 30, 2019, $1,226.5 million of consolidated assets (primarily receivables and other assets) are pledged for indebtedness aggregating $581.1 million.

The aggregate annual mandatory redemptions of all long-term debt during the five year period ending November 30, 2024 are as follows (in millions):

2020	$551.2
2021	1,088.7
2022	32.4
2023	1,454.0
2024	696.4

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
Subsidiary Debt
Structured notes with a total principal amount of approximately $498.9 million, net of retirements were issued by Jefferies Group during the twelve months ended November 30, 2019. In addition, on July 19, 2019, under its $2.5 billion Euro Medium Term Note Program, Jefferies Group issued 1.000% senior unsecured notes with a principal amount of $553.6 million, due 2024. Proceeds amounted to $551.4 million. Additionally, during the twelve months ended November 30, 2019, Jefferies Group repaid $680.8 million of its 8.50% Senior Notes.

Jefferies Group has a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of Jefferies Groups subsidiaries. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The obligations of certain of Jefferies Group's subsidiaries under the Jefferies Group Revolving Credit Facility are secured by substantially all its assets. At November 30, 2019, Jefferies Group was in compliance with the debt covenants under the Jefferies Group Revolving Credit Facility.

On September 27, 2019, one of Jefferies Group's subsidiaries entered into a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At November 30, 2019, Jefferies Group was in compliance with all covenants under the Loan and Security Agreement.

At November 30, 2019, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $175.0 million, which mature in May 2021. One of the credit facilities bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity and the other credit facility bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. As a condition of the credit facilities, Foursight Capital is obligated to maintain cash reserves to comply with the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $111.8 million at November 30, 2019. At November 30, 2019 and 2018, $98.3 million and $0.0 million, respectively, was outstanding under Foursight Capital's credit facilities.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At November 30, 2019, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's debt matures in 2024.

Note 15.  Mezzanine Equity
Redeemable Noncontrolling Interests
At December 31, 2017, the redeemable noncontrolling interests primarily relate to National Beef and were held by its minority owners, USPB, NBPCo Holdings and the chief executive officer of National Beef. The holders of these interests shared in the profits and losses of National Beef on a pro rata basis with us. As discussed in Notes 1 and 27, we deconsolidated National Beef as a result of the 48% sale to Marfrig on June 5, 2018. Immediately prior to the deconsolidation, the cumulative increase in fair value of $237.7 million recorded to the redeemable noncontrolling interest since the initial acquisition of National Beef was reversed through Additional paid-in capital in the Consolidated Statement of Financial Condition.
The following table shows the activity of National Beef's redeemable noncontrolling interests (prior to its deconsolidation in June 2018) during the eleven months ended November 30, 2018 (in thousands):

Balance, January 1, 2018	$412,128
Income allocated to redeemable noncontrolling interests	37,141
Distributions to redeemable noncontrolling interests	(70,681)
Increase in fair value of redeemable noncontrolling interests charged to additional paid-in capital	21,404
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustment prior to deconsolidation	(237,669)
Deconsolidation of National Beef	(162,323)
Balance, November 30, 2018	$—

At November 30, 2019 and 2018, redeemable noncontrolling interests include other redeemable noncontrolling interests of $26.6 million and $19.8 million, respectively, primarily related to our oil and gas exploration and development businesses.
Mandatorily Redeemable Convertible Preferred Shares
In connection with our acquisition of Jefferies Group in March 2013, we issued a new series of 3.25% Cumulative Convertible Preferred Shares ("Preferred Shares") ($125.0 million at mandatory redemption value) in exchange for Jefferies Group's outstanding 3.25% Series A-1 Cumulative Convertible Preferred Stock. The Preferred Shares have a 3.25% annual, cumulative cash dividend and are currently convertible into 4,440,863 common shares, an effective conversion price of $28.15 per share. The holders of the Preferred Shares are also entitled to an additional quarterly payment in the event we declare and pay a dividend on our common stock in an amount greater than $0.0625 per common share per quarter. The additional quarterly payment would be paid to the holders of Preferred Shares on an as converted basis and on a per share basis would equal the quarterly dividend declared and paid to a holder of a share of common stock in excess of $0.0625 per share.
In the third quarter of 2017, we increased our quarterly dividend from $0.0625 to $0.10 per common share. In the third quarter of 2018, we increased our quarterly dividend from $0.10 to $0.125 per common share. These increased the preferred stock dividend from $4.4 million for the twelve months ended December 31, 2017 to $4.5 million for the eleven months ended November 30, 2018 to $5.1 million for the twelve months ended November 30, 2019. On January 9, 2020, our Board of Directors increased our quarterly dividend by 20% to $0.15 per share. Based on our current quarterly dividend of $0.15 per common share, the effective rate on these Preferred Shares is approximately 4.5%. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

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
The Incentive Plan's "evergreen" share reservation was terminated on March 21, 2014; the number of equity awards available under the Incentive Plan was set at 20,000,000. At November 30, 2019, 4,070,557 common shares remained available for new grants under the Incentive Plan. Shares issued pursuant to the DCP reduce the shares available under the Incentive Plan.
The following table details the activity in restricted stock during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 (in thousands, except per share amounts):

	Restricted Stock	Weighted- Average Grant Date Fair Value

Balance at January 1, 2017	1,362	$22.09
Grants	391	$23.65
Forfeited	—	$—
Fulfillment of vesting requirement	(611)	$23.73
Balance at December 31, 2017	1,142	$21.75
Grants	1,077	$23.63
Forfeited	(30)	$16.49
Fulfillment of vesting requirement	(394)	$24.23
Balance at November 30, 2018	1,795	$22.42
Grants	518	$19.57
Forfeited	—	$—
Fulfillment of vesting requirement	(305)	$20.09
Balance at November 30, 2019	2,008	$22.04

The following table details the activity in RSUs during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 (in thousands, except per share amounts):

			Weighted-Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required

Balance at January 1, 2017	68	10,348	$26.90	$26.61
Grants	—	104	$—	$21.55
Distributions of underlying shares	—	(175)	$—	$26.46
Forfeited	—	—	$—	$—
Fulfillment of service requirement	(36)	36	$26.90	$26.90
Balance at December 31, 2017	32	10,313	$26.90	$26.57
Grants	—	161	$—	$20.24
Distributions of underlying shares	—	(192)	$—	$26.39
Forfeited	(2)	(1)	$26.90	$22.16
Fulfillment of service requirement	(28)	28	$26.90	$26.90
Balance at November 30, 2018	2	10,309	$26.90	$26.48
Grants	10	1,308	$18.83	$18.15
Distributions of underlying shares	—	(166)	$—	$25.91
Forfeited	—	—	$—	$—
Fulfillment of vesting requirement (1)	(2)	4,216	$26.90	$9.99
Balance at November 30, 2019	10	15,667	$18.83	$21.35

(1) Fulfillment of vesting requirement during the twelve months ended November 30, 2019, includes 4,214 RSUs related to the senior executive compensation plans.
During the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, grants include approximately 1,298,000 and 142,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $18.15 and $19.81, respectively.
Senior Executive Compensation Plan

The Compensation Committee of our Board of Directors approved an executive compensation plan for our Senior Executives in respect of 2017 (the "2017 Plan") that is based on performance metrics achieved over a three-year period from 2017 through 2019. 100% of each of our CEO and President's compensation beyond their base salaries is composed entirely of performance based RSUs that will vest if certain performance criteria are met. Any vested RSUs are subject to a post-vesting, three-year holding period such that no vested RSUs can be sold or transferred until the first quarter of 2023. Performance-vesting of the award is based equally on the compound annual growth rates of Jefferies Total Shareholder Return ("TSR"), which is measured from the December 30, 2016 stock price of $23.25, and Jefferies Return on Tangible Deployable Equity ("ROTDE"), the annual, two- and three-year results of which are used to determine vesting. TSR is based on annualized rate of return reflecting price appreciation plus reinvestment of dividends and distributions to shareholders. ROTDE is net income adjusted for amortization of intangible assets divided by book value at the beginning of year adjusted for intangible assets and deferred tax assets.

If Jefferies TSR and ROTDE annual compound growth rates are less than 4%, our Senior Executives will not receive any incentive compensation. If Jefferies TSR and ROTDE grow between 4% and 8% on a compounded basis over the three-year measurement period, each of our Senior Executives will be eligible to receive between 537,634 and 1,075,268 RSUs related to the 2017 Plan. If TSR and ROTDE growth rates are greater than 8%, our Senior Executives are eligible to receive up to 50% additional incentive compensation on a pro rata basis up to 12% growth rates. When determining whether RSUs will vest, the calculation will be weighted equally between TSR and ROTDE. If TSR growth was below minimum thresholds, but ROTDE growth was above minimum thresholds, our Senior Executives would still be eligible to receive some number of vested RSUs based on ROTDE growth. The TSR award contains a market condition and compensation expense is recognized over the service period and will not be reversed if the market condition is not met. The ROTDE award contains a performance condition and compensation expense is recognized over the service period if it is determined that it is probable that the performance condition will be achieved.

The Compensation Committee of our Board of Directors approved an executive compensation plan for our Senior Executives for compensation year 2018 (the "2018 Plan"). For each Senior Executive, the Compensation Committee has targeted long-term compensation of $25.0 million per year under the 2018 Plan with a target of $16.0 million in long-term equity in the form of RSUs and a target of $9.0 million in cash, subject to performance targets over the three-year measurement period for each compensation year. To receive targeted long-term equity, our Senior Executives will have to achieve 9% growth on an annual and multi-year compounded basis in Jefferies TSR and to receive targeted cash, our Senior Executives will have to achieve 9% growth on an annual and multi-year compounded basis in Jefferies ROTDE. If TSR and ROTDE are less than 6%, our Senior Executives will receive no incentive compensation. If TSR and ROTDE growth rates are greater than 9%, our Senior Executives are eligible to receive up to 50% additional incentive compensation on a pro rata basis up to 12% growth rates.

The Compensation Committee of our Board of Directors approved an executive compensation plan for our Senior Executives for compensation year 2019 (the "2019 Plan") and compensation year 2020 (the "2020 Plan"). For each Senior Executive, the Compensation Committee has targeted long-term compensation of $22.5 million per year under the 2019 Plan and 2020 Plan with a target of $16.0 million in long-term equity in the form of RSUs and a target of $6.5 million in cash for both plan years. To receive targeted long-term equity, our Senior Executives will have to achieve 9% growth on a multi-year compounded basis in Jefferies TSR and to receive targeted cash, our Senior Executives will have to achieve 9% growth in annual Jefferies ROTDE. If TSR and ROTDE are less than 6%, our Senior Executives will receive no incentive compensation. If TSR growth rates are greater than 9%, our Senior Executives are eligible to receive up to 75% additional incentive compensation relative to our peer companies. If ROTDE growth rates are greater than 9%, our Senior Executives are eligible to receive up to 75% additional incentive compensation on a pro rata basis up to 12% growth rates.

The following table details the activity in RSUs related to the senior executive compensation plan during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017 (in thousands, except per share amounts):

	Target Number of Shares	Weighted- Average Grant Date Fair Value

Balance at January 1, 2017	3,434	$9.68
Grants	2,221	$19.06
Forfeited	—	$—
Balance at December 31, 2017	5,655	$13.37
Grants	3,813	$26.16
Forfeited	—	$—
Balance at November 30, 2018	9,468	$18.52
Grants	1,237	$13.63
Forfeited	—	$—
Fulfillment of vesting requirement	(4,214)	$9.98
Balance at November 30, 2019	6,491	$23.13

During the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, grants include approximately 602,000 and 189,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $18.08 and $19.80, respectively. During the twelve months ended November 30, 2019, grants include approximately 635,000 RSUs issued as a result of superior performance pursuant to the 2016 compensation year award.
Directors' Plan
Upon completion of our combination with Jefferies Group, we also assumed the 1999 Directors' Stock Compensation Plan, as Amended and Restated July 25, 2013 (the "Directors' Plan"). Under the Directors' Plan, we issued each nonemployee director of Jefferies $150,000 of restricted stock or RSUs during each of the twelve months ended November 30, 2019 and eleven months ended November 30, 2018 and $120,000 of restricted stock or RSUs during the twelve months ended December 31, 2017. These grants are made on the date directors are elected or reelected at our annual shareholders' meeting. These shares vest over three years from the date of grant and are expensed over the requisite service period. At November 30, 2019, 181,652 common shares were issuable upon settlement of outstanding RSUs and 118,306 shares are available for future grants.

Other Compensation Plans
Other Stock-Based Plans.  Historically, Jefferies Group also sponsored an Employee Stock Purchase Plan and an Employee Stock Ownership Plan, both of which were assumed by us in connection with the Jefferies Group acquisition. Amounts related to these plans have not been significant.
Prior to the acquisition of Jefferies Group, we had a fixed stock option plan, which provided for the issuance of stock options and stock appreciation rights to non-employee directors and certain employees at not less than the fair market value of the underlying stock at the date of grant. In March 2014, we ceased issuing options and rights under our option plan. No shares remain outstanding or available for future grants under this plan. In connection with the HomeFed merger, each HomeFed stock option, was converted into two Jefferies stock option to purchase that number of shares of Jefferies common stock.
At November 30, 2019 and 2018, 325,000 and 195,417, respectively, of our common shares were reserved for stock options.
Restricted Cash Awards.  Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At November 30, 2019, the remaining unamortized amount of the restricted cash awards was $444.3 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of three years.
Stock-Based Compensation Expense
Compensation and benefits expense included $49.8 million, $48.2 million and $48.4 million for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $12.9 million, $12.2 million and $17.3 million for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively. At November 30, 2019, total unrecognized compensation cost related to nonvested share-based compensation plans was $80.4 million; this cost is expected to be recognized over a weighted-average period of three years.
At November 30, 2019, there were 2,008,000 shares of restricted stock outstanding with future service required, 6,463,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plans), 15,667,000 RSUs outstanding with no future service required and 992,000 shares issuable under other plans. Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 23,122,000.
Note 17.  Accumulated Other Comprehensive Income (Loss)
Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	November 30, 2019	November 30, 2018	December 31, 2017

Net unrealized gains on available for sale securities	$141	$542,832	$572,085
Net unrealized foreign exchange losses	(192,709)	(193,402)	(101,400)
Net unrealized losses on instrument specific credit risk	(18,889)	(5,728)	(34,432)
Net unrealized gains (losses) on cash flow hedges	—	470	(1,138)
Net minimum pension liability	(61,582)	(55,886)	(62,391)
	$(273,039)	$288,286	$372,724

Significant amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Operations
	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Net unrealized gains (losses) on available for sale securities, net of income tax provision (benefit) of $(545,054) and $37	$543,178	$109	Other revenues and Income tax provision (benefit)
Net unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(52) and $(16)	(149)	20,459	Other revenues and Selling, general and other expenses
Net unrealized gains (losses) on instrument specific credit risk, net of income tax provision (benefit) of $(144) and $311	(427)	916	Principal transactions revenues
Net unrealized gains on cash flow hedges, net of income tax provision (benefit) of $161 and $0	470	—	Other revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(490) and $(697)	(1,407)	(2,044)	Selling, general and other expenses, which includes pension expense. See Note 18 for information on this component.
Other pension, net of income tax benefit of $0 and $0	—	(5,305)	Compensation and benefits expense
Total reclassifications for the period, net of tax	$541,665	$14,135

During the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the twelve months ended November 30, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of recent steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts. The remaining net unrealized gains on available for sale securities at November 30, 2019 represents our share of Berkadia's net unrealized gains on available for sale securities recorded under the equity method of accounting.
In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, Jefferies Group acquired a defined benefit pension plan located in Germany (the "German Pension Plan") for the benefit of eligible employees of Jefferies Bache in that territory. On December 28, 2017, a Liquidation Insurance Contract was entered into between Jefferies Bache Limited and Generali Lebensversicherung AG ("Generali") to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018 and released Jefferies Group from any and all obligations under the German Pension Plan. This transaction was completed in the first quarter of 2018. In connection with the transfer of the German Pension Plan, $5.3 million was reclassified to Compensation and benefits expense in the Consolidated Statements of Operations from Accumulated other comprehensive income (loss) during the eleven months ended November 30, 2018.

Note 18.  Pension Plans and Postretirement Benefits
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
A summary of activity with respect to both plans is as follows (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$191,261	$211,257
Interest cost	8,070	6,783
Actuarial (gains) losses	29,539	(16,646)
Settlement payments	—	(3,133)
Benefits paid	(9,996)	(7,000)
Projected benefit obligation, end of year	$218,874	$191,261

Change in plan assets:
Fair value of plan assets, beginning of year	$138,992	$150,806
Actual return on plan assets	30,426	(7,676)
Employer contributions	9,655	8,890
Benefits paid	(9,996)	(7,000)
Settlement payments	—	(3,133)
Administrative expenses	(3,006)	(2,895)
Fair value of plan assets, end of year	$166,071	$138,992

Funded status at end of year	$(52,803)	$(52,269)

As of November 30, 2019 and 2018, $57.4 million and $49.7 million, respectively, of the net amount recognized in the Consolidated Statements of Financial Condition was reflected as a charge to Accumulated other comprehensive income (loss) (substantially all of which were cumulative losses) and $52.8 million and $52.3 million, respectively, was reflected as accrued pension cost.

The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) excluding taxes (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Components of net periodic pension cost:
Interest cost	$8,070	$6,783	$8,119
Expected return on plan assets	(7,456)	(7,217)	(7,689)
Settlement charge	—	365	—
Actuarial losses	1,897	2,376	2,207
Net periodic pension cost	$2,511	$2,307	$2,637

Amounts recognized in other comprehensive income (loss):
Net (gains) losses arising during the period	$9,576	$1,141	$(5,453)
Settlement charge	—	(365)	—
Amortization of net loss	(1,897)	(2,376)	(2,207)
Total recognized in other comprehensive income (loss)	$7,679	$(1,600)	$(7,660)

Net amount recognized in net periodic benefit cost and other comprehensive income (loss)	$10,190	$707	$(5,023)

The amounts in Accumulated other comprehensive income (loss) at November 30, 2019 and 2018 have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the twelve months ended November 30, 2020 is $3.2 million.
We expect to pay $8.2 million of employer contributions during the twelve months ended November 30, 2020.
The assumptions used are as follows:

	November 30, 2019	November 30, 2018
WilTel Plan
Discount rate used to determine benefit obligation	3.00%	4.35%
Weighted-average assumptions used to determine net pension cost:
Discount rate	4.35%	3.51%
Expected long-term return on plan assets	7.00%	7.00%

Jefferies Group Plan
Discount rate used to determine benefit obligation	2.90%	4.30%
Weighted-average assumptions used to determine net pension cost:
Discount rate	4.30%	3.60%
Expected long-term return on plan assets	6.25%	6.25%

The following pension benefit payments are expected to be paid (in thousands):

2020	$9,749
2021	9,225
2022	10,001
2023	12,682
2024	13,044
2025 – 2029	67,655

U.S. Plan Assets
The information below on the plan assets for the WilTel plan and the Jefferies Group plan is presented separately for the plans as the investments are managed independently.
WilTel Plan Assets.
The current investment objectives are designed to close the funding gap while mitigating funded status volatility through a combination of liability hedging and investment returns. As plan funded status improves, the asset allocation will move along a predetermined, de-risking glide path that reallocates capital from growth assets to liability-hedging assets in order to reduce funded status volatility and lock in funded status gains. Plan assets are split into two separate portfolios, each with different asset mixes and objectives. The portfolios are valued at their NAV as a practical expedient for fair value.

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

To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.25% current expected inflation, 1.0% to 1.5% real rate of return for long duration risk free investments and an additional 1.0% to 1.5% return premium for corporate credit risk. For U.S. and international equity, we assume an equity risk premium over risk-free assets equal to 4.0%. We then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 7.0% expected long-term rate of return assumption for 2019.
Jefferies Group Plan Assets.
In May 2017, Jefferies Group entered into an agreement with an external investment manager to invest and manage the plan's assets under a strategy using a combination of two portfolios. The investment manager allocates the plan's assets between a growth portfolio and a liability-driven portfolio according to certain target allocations and tolerance bands that are agreed to by Jefferies Group's Administrative Committee of the U.S. Pension Plan. Such target allocations will take into consideration the plan's funded ratio. The manager will also monitor the strategy and, as the plan's funded ratio change over time, will rebalance the strategy, if necessary, to be within the agreed tolerance bands and target allocations. The portfolios are comprised of certain common collective investment trusts that are established and maintained by the investment manager. The common collective trusts are valued at their NAV as a practical expedient for fair value.
German Pension Plan
Jefferies Group maintained the German Pension Plan in connection with its Futures business. On December 28, 2017, a Liquidation Insurance Contract was entered into with Generali to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018, and released Jefferies Group from any and all obligations under the German Pension Plan. In addition, on December 28, 2017, Jefferies Group received $3.25 million as consideration relating to the German Pension Plan in connection with releasing the prior plan sponsor from any indemnities. Accumulated other comprehensive income (loss) for the eleven months ended November 30, 2018 included $5.3 million related to the transfer of the German Pension Plan.
Other
We have defined contribution pension plans covering certain employees. Contributions and costs are a percent of each covered employee's salary. Amounts charged to expense related to such plans were $8.8 million, $8.0 million and $7.6 million for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively.

Note 19. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Revenues from contracts with customers:
Commissions and other fees (1)	$675,772	$662,546
Investment banking	1,526,992	1,904,870
Manufacturing revenues	324,659	357,427
Other	262,705	194,799
Total revenues from contracts with customers	2,790,128	3,119,642

Other sources of revenue:
Principal transactions	559,300	232,224
Interest income	1,603,940	1,294,325
Other	405,288	363,537
Total revenues from other sources	2,568,528	1,890,086

Total revenues	$5,358,656	$5,009,728

(1) As discussed in Note 2, during 2019, we have reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to our clients. These fees were previously presented as Other revenues in the Consolidated Statements of Operations and are now presented within Commissions and other fees. There is no impact on Total revenues as a result of this change in presentation. Previously reported results are presented on a comparable basis.
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
The following provides detailed information on the recognition of our revenues from contracts with customers:
Commissions and Other Fees. We earn commission and other fee revenues by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commission revenues are generally paid on settlement date and we record a receivable between trade-date and payment on settlement date. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We act as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs our payments to third-party service providers on our behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in the Consolidated Statements of Operations.
We earn account advisory and distribution fees in connection with wealth management services. Account advisory fees are recognized over time using the time-elapsed method as we determined that the customer simultaneously receives and consumes the benefits of investment advisory services as they are provided. Account advisory fees may be paid in advance of a specified service period or in arrears at the end of the specified service period (e.g., quarterly). Account advisory fees paid in advance are initially deferred within Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. Distribution fees are variable and recognized when the uncertainties with respect to the amounts are resolved.
Investment Banking. We provide our clients with a full range of financial advisory and underwriting services. Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third-party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category in the Consolidated Statements of Operations and any expenses reimbursed by our clients are recognized as Investment banking revenues.
Underwriting services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings and equity-linked convertible securities transactions and structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal bonds and mortgage-backed and asset-backed securities. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. Costs associated with underwriting transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within underwriting costs in the Consolidated Statements of Operations as we are acting as a principal in the arrangement. Any expenses reimbursed by our clients are recognized as Investment banking revenues.

Asset Management Fees. We earn management and performance fees, recorded in Other revenues, in connection with investment advisory services provided to various funds and accounts, which are satisfied over time and measured using a time elapsed measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract. Management and performance fees are considered variable as they are subject to fluctuation (e.g., changes in assets under management, market performance) and/ or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon notional amount and are included in the transaction price at the end of each month when the assets under management or notional amount is known. Performance fees are received when the return on assets under management for a specified performance period exceed certain benchmark returns, "high-water marks" or other performance targets. The performance period related to performance fees is annual or semi-annual. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.
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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
Major Business Activity:	Investment Banking, Capital Markets and Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Twelve Months Ended November 30, 2019
Jefferies Group:
Equities (1)	$662,804	$—	$—	$(537)	$662,267
Fixed Income (1)	13,505	—	—	—	13,505
Investment Banking - Advisory	767,421	—	—	—	767,421
Investment Banking - Underwriting	761,308	—	—	(1,737)	759,571
Asset Management	17,219	—	—	—	17,219
Manufacturing revenues	—	324,659	—	—	324,659
Oil and gas revenues	—	173,626	—	—	173,626
Other revenues	—	71,860	—	—	71,860
Total revenues from contracts with customers	$2,222,257	$570,145	$—	$(2,274)	$2,790,128

Primary Geographic Region:
Americas	$1,762,040	$568,699	$—	$(581)	$2,330,158
Europe, Middle East and Africa	381,158	1,042	—	(1,693)	380,507
Asia	79,059	404	—	—	79,463
Total revenues from contracts with customers	$2,222,257	$570,145	$—	$(2,274)	$2,790,128

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

	Reportable Segments
Major Business Activity:	Investment Banking, Capital Markets and Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Eleven Months Ended November 30, 2018
Jefferies Group:
Equities (1)	$649,631	$—	$—	$(919)	$648,712
Fixed Income (1)	13,839	—	—	—	13,839
Investment Banking - Advisory	820,042	—	—	(5,283)	814,759
Investment Banking - Underwriting	1,090,161	—	—	(50)	1,090,111
Asset Management	21,214	—	—	—	21,214
Manufacturing revenues	—	357,427	—	—	357,427
Oil and gas revenues	—	136,109	—	—	136,109
Other revenues	—	37,471	—	—	37,471
Total revenues from contracts with customers	$2,594,887	$531,007	$—	$(6,252)	$3,119,642

Primary Geographic Region:
Americas	$2,207,826	$529,471	$—	$(6,252)	$2,731,045
Europe, Middle East and Africa	304,370	1,264	—	—	305,634
Asia	82,691	272	—	—	82,963
Total revenues from contracts with customers	$2,594,887	$531,007	$—	$(6,252)	$3,119,642

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at November 30, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at November 30, 2019.
During the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, we recognized $27.6 million and $27.0 million, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $21.7 million and $18.1 million, respectively, of revenues primarily associated with distribution services during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, a portion of which relates to prior periods.
Contract Balances
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and it has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $263.7 million and $250.6 million at November 30, 2019 and 2018, respectively. We had no significant impairments related to these receivables during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018.

Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Our deferred revenue was $12.8 million and $14.2 million at November 30, 2019 and 2018, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, we recognized $13.0 million and $10.6 million, respectively, of deferred revenue from the balance at November 30, 2018 and December 31, 2017, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At November 30, 2019 and 2018, our capitalized costs to fulfill a contract were $4.8 million and $4.7 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $4.1 million and $2.3 million during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no significant impairment charges recognized in relation to these capitalized costs during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018.
Note 20.  Income Taxes
The provision for income taxes for continuing operations are as follows (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Current taxes:
U.S. Federal	$(10,000)	$10,000	$(1,060)
U.S. state and local	53,211	37,439	33,132
Foreign	11,026	11,077	14,597
Total current	54,237	58,516	46,669

Deferred taxes:
U.S. Federal	83,197	39,448	586,014
U.S. state and local	(73,482)	(73,013)	1,452
Foreign	(3,324)	(5,943)	8,151
Total deferred	6,391	(39,508)	595,617

Recognition of accumulated other comprehensive income lodged taxes	(544,583)	—	—

Total income tax provision (benefit)	$(483,955)	$19,008	$642,286

The following table presents the U.S. and non-U.S. components of income from continuing operations before income taxes (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

U.S.	$495,566	$284,177	$535,955
Non-U.S. (1)	(16,958)	11,923	70,547
Income from continuing operations before income taxes	$478,608	$296,100	$606,502

(1)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act which reduced the U.S. federal corporate tax rate from 35% to 21%, as well as other changes.

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rates of 21% for the twelve months ended November 30, 2019 and eleven months ended November 30, 2018 and 35% for the twelve months ended December 31, 2017 to income from continuing operations before income taxes as a result of the following (dollars in thousands):

	Twelve Months Ended November 30, 2019		Eleven Months Ended November 30, 2018		Twelve Months Ended December 31, 2017
	Amount	Percent	Amount	Percent	Amount	Percent

Computed expected federal income tax	$100,508	21.0%	$62,181	21.0%	$212,276	35.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	25,648	5.4	12,391	4.2	14,115	2.3
Recognition of accumulated other comprehensive income lodged taxes	(544,583)	(113.8)	—	—	—	—
International operations (including foreign rate differential)	4,518	0.9	1,823	0.6	(11,577)	(1.9)
Decrease in valuation allowance	(19,993)	(4.2)	(48,058)	(16.2)	—	—
Permanent differences	10,545	2.2	12,331	4.2	4,933	0.8
Foreign tax credits	(5,012)	(1.0)	(9,046)	(3.1)	(32,974)	(5.4)
Deferred tax asset remeasurement related to the Tax Act	—	—	5,673	1.9	415,000	68.4
Transition tax on foreign earnings related to the Tax Act	(6,708)	(1.4)	2,590	0.9	35,500	5.9
Base erosion and anti-abuse tax (BEAT)	(10,000)	(2.1)	10,000	3.4	—	—
Change in unrecognized tax benefits related to prior years	(20,512)	(4.3)	(19,783)	(6.7)	1,553	0.3
Spectrum Brands distribution	11,996	2.5	—	—	—	—
Acquisition of HomeFed	(36,779)	(7.7)	—	—	—	—
Other, net	6,417	1.4	(11,094)	(3.8)	3,460	0.5
Actual income tax provision	$(483,955)	(101.1)%	$19,008	6.4%	$642,286	105.9%

As discussed above, during the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the twelve months ended November 30, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of recent steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts.

The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Balance at beginning of period	$197,320	$169,020	$148,848
Increases based on tax positions related to the current period	42,306	48,083	18,619
Increases based on tax positions related to prior periods	33,007	17,521	10,358
Decreases based on tax positions related to prior periods	(11,006)	(36,324)	(8,805)
Decreases related to settlements with taxing authorities	(1,489)	(980)	—
Balance at end of period	$260,138	$197,320	$169,020

Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. Net interest expense (benefit) related to unrecognized tax benefits was $13.1 million, $(3.1) million and $9.7 million for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively. At November 30, 2019 and 2018, we had interest accrued of approximately $67.2 million and $54.1 million, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2015. We are currently under examination by various major tax jurisdictions. Prior to becoming a wholly-owned subsidiary, Jefferies Group filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions and Jefferies Group is also currently under examination by various major tax jurisdictions. We do not expect that resolution of these examinations will have a significant effect on the Consolidated Statements of Financial Condition, but could have a significant impact on the Consolidated Statements of Operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which could have the effect of reducing the balance of unrecognized tax benefits by $13.0 million.

The principal components of deferred taxes are as follows (in thousands):

	November 30, 2019	November 30, 2018
Deferred tax asset:
Net operating loss carryover	$48,695	$282,650
Compensation and benefits	260,590	269,788
Tax credits	91,390	66,272
Securities valuation reserves	92,407	76,931
Other	213,338	156,751
	706,420	852,392
Valuation allowance	(18,519)	(38,512)
	687,901	813,880
Deferred tax liability:
Amortization of intangible assets	(68,933)	(69,970)
Investment in associated companies	(76,308)	(171,006)
Other	(80,192)	(60,115)
	(225,433)	(301,091)
Net deferred tax asset	$462,468	$512,789

The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $462.5 million at November 30, 2019 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

As of November 30, 2019, we have consolidated U.S. federal net operating loss carryovers ("NOLs") of $111.4 million that may be used to offset future taxable income, and these NOLs expire in 2035. We have various state NOLs that expire at different times, which are reflected in the above table to the extent our estimate of future taxable income will be apportioned to those states. A deferred tax asset of $5.2 million related to net operating losses in Europe has been partially offset by a valuation allowance of $1.8 million, while $0.3 million of deferred tax assets related to net operating losses in Asia has been fully offset by a valuation allowance. Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, our certificate of incorporation includes a charter restriction that prohibits transfers of our common stock under certain circumstances.

As a result of planning related to the Tax Act, during fiscal 2018, several of our foreign subsidiaries have made tax elections to be treated as branches of the U.S. for federal income tax purposes (commonly referred to as "check-the-box" elections) effective during various times during 2018. We believe that, as a result of these foreign subsidiaries being treated as branches of the U.S. for federal income tax purposes, rather than as controlled foreign corporations, we will reduce the future tax impact of the base erosion and anti-abuse tax ("BEAT") and the tax on global intangible low-taxed income ("GILTI") provisions, which became effective starting in fiscal 2018 and fiscal 2019, respectively. We recorded a provision of $10.0 million for BEAT in the eleven months ended November 30, 2018 and reversed the full amount during the twelve months ended November 30, 2019, based on new information.

The new tax on GILTI became applicable in fiscal 2019. As a result, we made an accounting policy election in the first quarter of 2019 to treat GILTI as a period cost if and when incurred.

We have recorded a cumulative net tax expense of $452.1 million from the impact of the Tax Act during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017. This amount consisted of a $420.7 million expense related to the revaluation of our deferred tax asset and a $31.4 million expense related to the deemed repatriation of foreign earnings. The measurement period as permitted by Staff Accounting Bulletin No. 118, which was issued by SEC staff on December 22, 2017, was closed during the quarter ended February 28, 2019 and we have completed our accounting as it relates to the Tax Act.
Note 21.  Other Results of Operations Information
Other revenue consists of the following (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Asset management fees and revenues	$26,254	$28,144	$28,831
Dividend income	10,740	5,416	(452)
Income from associated companies classified as other revenues	85,169	73,975	75,889
Revenues of oil and gas production and development businesses	175,169	127,090	61,541
Net realized securities gains (losses)	3,255	(939)	23,028
Gain on sale of National Beef	205,017	—	—
Gain on revaluation of our interest in HomeFed	72,142	—	—
Gain on sale of Garcadia	—	221,712	—
Gain on sale of Conwed	—	—	178,236
Other (1)	90,247	102,938	57,715
	$667,993	$558,336	$424,788

(1) We have reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in the Consolidated Statements of Operations and are now presented within Commissions and other fees. Previously reported results are presented on a comparable basis. This change had the impact of increasing Commissions and other fees and reducing Other revenues by $28.3 million and $23.8 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively. There is no impact on Total revenues as a result of this change in presentation.

In the fourth quarter of 2019, we sold our 31% equity interest in National Beef for a total of $970.0 million in cash, including $790.6 million of proceeds and $179.4 million from final distributions from National Beef around the time of the sale. The pre-tax gain recognized as a result of this transaction, $205.0 million for the twelve months ended November 30, 2019, is classified as Other revenue.

Other revenues for the twelve months ended November 30, 2019 include a $72.1 million pre-tax gain on the revaluation of our 70% interest in HomeFed to fair value in connection with the acquisition of the remaining common stock of HomeFed.

In the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family, for $417.2 million in cash. The pre-tax gain recognized as a result of this transaction, $221.7 million for the eleven months ended November 30, 2018, is classified as Other revenue.

In January 2017, we sold 100% of Conwed Plastics ("Conwed") to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments through 2021 totaling up to $40 million in cash to the extent the results of Conwed's subsidiary, Filtrexx International, exceed certain performance thresholds. A pre-tax gain of $178.2 million (net of working capital adjustments) was recognized during the twelve months ended December 31, 2017.
Taxes, other than income or payroll included in Income (loss) from continuing operations, amounted to $41.3 million, $39.9 million and $32.7 million for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively.
Proceeds from sales of investments classified as available for sale were $0.9 billion, $1.6 billion and $0.4 billion during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively. Gross gains and gross losses were not material during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017.

Note 22.  Common Shares and Earnings Per Common Share
Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$959,593	$1,022,318	$167,351
Allocation of earnings to participating securities (1)	(5,576)	(5,107)	(610)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	954,017	1,017,211	166,741
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(5)	28	(14)
Mandatorily redeemable convertible preferred share dividends	5,103	—	—
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$959,115	$1,017,239	$166,727

Denominator for earnings per share:
Weighted average common shares outstanding	297,796	337,817	358,482
Weighted average shares of restricted stock outstanding with future service required	(1,939)	(1,707)	(1,349)
Weighted average RSUs outstanding with no future service required	14,837	11,151	11,064
Denominator for basic earnings per share – weighted average shares	310,694	347,261	368,197
Stock options	—	7	24
Senior executive compensation plan awards	2,140	4,007	2,480
Mandatorily redeemable convertible preferred shares	4,198	—	—
Denominator for diluted earnings per share	317,032	351,275	370,701

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,947,600, 1,724,800 and 1,401,000 for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively. Dividends declared on participating securities were $3.6 million during the twelve months ended November 30, 2019 and were not material during the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

For the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. All of these convertible debentures were redeemed in January 2018. 4,162,200 shares related to the mandatorily redeemable convertible preferred shares for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, were not included in the computation of diluted per share amounts as the effect was antidilutive.
Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2019, our Board of Directors approved a $500.0 million share repurchase authorization. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors authorized the repurchase of an additional 9.25 million shares. During the twelve months ended November 30, 2019, we purchased a total of 25,926,388 of our common shares for an aggregate purchase price of $506.2 million, or an average price of $19.52 per share. This includes 780,315 shares of the Company's common stock purchased, at a price of $21.03 per share, in connection with the sale of a hotel and restaurant in Telluride, Colorado that we owned, to the Company's Chairman and certain of his family trusts. In total, based on the closing price of Jefferies common shares at November 30, 2019, we have approximately $203.6 million available for future purchases.

Note 23.  Commitments, Contingencies and Guarantees
Commitments
We and our subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying principally from one to twenty years. Rental expense (net of sublease rental income) included in Income (loss) from continuing operations was $65.6 million, $55.7 million and $60.2 million for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively. Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at November 30, 2019 are as follows (in thousands):

2020	$70,886
2021	73,374
2022	71,464
2023	62,552
2024	59,714
Thereafter	393,995
731,985
Less: sublease income	(21,883)
$710,102

The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Maximum Payout

Equity commitments (1)	$174.8	$55.2	$75.0	$—	$14.3	$319.3
Loan commitments (1)	250.0	45.0	10.0	9.3	—	314.3
Underwriting commitments	13.5	—	—	—	—	13.5
Forward starting reverse repos (2)	5,475.3	—	—	—	—	5,475.3
Forward starting repos (2)	2,168.8	—	—	—	—	2,168.8
Other unfunded commitments (1)	72.3	132.2	—	4.9	—	209.4
	$8,154.7	$232.4	$85.0	$14.2	$14.3	$8,500.6

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At November 30, 2019, all of the forward starting securities purchased under agreements to resell and $2,157.7 million within forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At November 30, 2019, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $11.5 million.
See Note 11 for additional information regarding Jefferies Group's investment in Jefferies Finance.
Additionally, as of November 30, 2019, we have other equity commitments to invest up to $201.5 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2019, we had $64.3 million of outstanding loan commitments to clients.
Loan commitments outstanding at November 30, 2019, also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. At November 30, 2019, none of Jefferies $250.0 million commitment was funded.
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

Guarantees
Derivative Contracts.  Our dealer activities cause us to make markets and trade in a variety of derivative instruments. Certain derivative contracts that we have entered into meet the accounting definition of a guarantee under GAAP, including credit default swaps, written foreign currency options and written equity put options. On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest or foreign exchange rates are not contractually limited by the terms of the contract. As such, we have disclosed notional values as a measure of our maximum potential payout under these contracts.
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of November 30, 2019 (in millions):

	Expected Maturity Date
Guarantee Type	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$9,854.0	$3,150.8	$4,453.6	$1,044.8	$48.2	$18,551.4
Written derivative contracts – credit related	1.5	—	2.7	29.7	—	33.9
Total derivative contracts	$9,855.5	$3,150.8	$4,456.3	$1,074.5	$48.2	$18,585.3

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $170.9 million at November 30, 2019.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At November 30, 2019, the aggregate amount of commercial paper outstanding was $1.47 billion.
HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At November 30, 2019, the aggregate amount of infrastructure improvement bonds outstanding was $67.7 million.
Other Guarantees.  We are a member of various exchanges and clearing houses. In the normal course of business, we provide guarantees to securities clearing houses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearing houses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted. Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote.  Accordingly, no liability has been recognized for these arrangements.
Standby Letters of Credit.  At November 30, 2019, we provided guarantees to certain counterparties in the form of standby letters of credit totaling of $38.5 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.
Note 24.  Net Capital Requirements
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

Jefferies LLC's net capital and excess net capital as of November 30, 2019 were $1,645.0 million and $1,528.0 million, respectively.

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

Note 25.  Other Fair Value Information
The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	November 30, 2019		November 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other Assets:
Notes and loans receivable (1)	$775,501	$784,053	$680,015	$676,152

Financial Liabilities:
Short-term borrowings (2)	548,490	548,490	387,492	387,492
Long-term debt (3)	7,121,776	7,569,837	6,931,393	6,826,503

(1)
Notes and loans receivable:  The fair values are estimated principally based on a discounted future cash flows model using market interest rates for similar instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

(2)
Short-term borrowings:  The fair values of short-term borrowings carried at cost are estimated to be the carrying amount due to their short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized within Level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity security.

(3)
Long-term debt: The fair values are estimated using quoted prices, pricing information obtained from external data providers and, for certain variable rate debt, is estimated to be the carrying amount. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 and Level 3 in the fair value hierarchy.

Note 26.  Related Party Transactions
Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at November 30, 2019 and 2018 are Jefferies Group's equity investments in Private Equity Related Funds of $23.0 million and $35.5 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $(5.7) million, $12.1 million and $(10.7) million were recorded in Principal transactions revenues for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 10 and 23.
Berkadia Commercial Mortgage, LLC.  At November 30, 2019 and 2018, Jefferies Group has commitments to purchase $360.4 million and $723.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia.
HRG. Jefferies Group recognized investment banking revenues of $3.0 million for the eleven months ended November 30, 2018 in connection with the merger of HRG into Spectrum Brands.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $9.9 million and $9.9 million at November 30, 2019 and 2018, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.
Officers, Directors and Employees.  We have $44.8 million and $49.3 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at November 30, 2019 and 2018, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
Jefferies Finance. During the twelve months ended November 30, 2019, we purchased $65.3 million of loan receivables from Jefferies Finance which settled subsequent to November 30, 2019. See Note 11 for additional information on transactions with Jefferies Finance.

Sale of Property. On November 29, 2019, we sold a hotel and restaurant in Telluride, Colorado that we owned, to the Company's Chairman and certain of his family trusts in exchange for 780,315 shares of the Company's common stock, at a price of $21.03 per share.
Note 27.  Discontinued Operations
On June 5, 2018, we sold 48% of National Beef to Marfrig for $907.7 million in cash, reducing our then ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and accounted for our remaining interest under the equity method of accounting.

The sale of National Beef met the GAAP criteria to be classified as a discontinued operation as the sale represented a strategic shift that had a major effect in our operations and financial results. As such, we have classified the results of National Beef prior to June 5, 2018 as a discontinued operation and reported those results in Income from discontinued operations, net of income tax provision in the Consolidated Statements of Operations.
A summary of the results of discontinued operations for National Beef is as follows (in thousands):

	Period Ended June 4, 2018 (1)	Twelve Months Ended December 31, 2017
Revenues:
Beef processing services	$3,137,611	$7,353,663
Interest income	131	339
Other	4,329	4,946
Total revenues	3,142,071	7,358,948

Expenses:
Compensation and benefits	17,414	39,884
Cost of sales	2,884,983	6,764,055
Interest expense	4,316	6,657
Depreciation and amortization	43,959	98,515
Selling, general and other expenses	14,291	42,525
Total expenses	2,964,963	6,951,636

Income from discontinued operations before income taxes	177,108	407,312
Income tax provision	47,045	118,681
Income from discontinued operations, net of income tax provision	$130,063	$288,631

(1) The operations of National Beef from January 1, 2018 through June 4, 2018, are included in discontinued operations for our eleven months ended November 30, 2018.

Net income attributable to the redeemable noncontrolling interests in the Consolidated Statements of Operations includes $37.1 million and $85.3 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively, related to National Beef's noncontrolling interests. Pre-tax income from discontinued operations attributable to Jefferies Financial Group Inc. common shareholders was $140.0 million and $322.0 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively.

As discussed above, we accounted for our retained 31% ownership of National Beef subsequent to the sale to Marfrig under the equity method. For the twelve months ended November 30, 2019 and the period from June 5, 2018 through November 30, 2018, we recorded $232.0 million and $110.0 million, respectively, in Income (loss) related to associated companies from our 31% ownership in National Beef and we received distributions from National Beef of $349.2 million and $48.7 million, respectively. The pre-tax income of 100% National Beef for the period from December 1, 2018 through November 29, 2019 and the period from June 5, 2018 through November 30, 2018 was $773.7 million and $367.2 million, respectively. On November 29, 2019, we sold our remaining 31% interest in National Beef to Marfrig and other shareholders.

During the eleven months ended November 30, 2018, we have also recorded a pre-tax gain on the 2018 National Beef sale of $873.5 million ($643.9 million after-tax) which is reported in Gain on disposal of discontinued operations, net of income tax provision in the Consolidated Statements of Operations. Included in the $873.5 million pre-tax gain on the sale of National Beef was approximately $352.4 million related to the revaluation of our retained 31% interest in National Beef to fair value. The $592.3 million fair value of our retained 31% interest in National Beef was based on the implied equity value of 100% of National Beef from the transaction with Marfrig and is considered a Level 3 input. The transaction with Marfrig was based on a $1.9 billion equity valuation and a $2.3 billion enterprise valuation.
Note 28.  Segment Information
We are a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. In 2018, we made a number of strategic changes including the sale of 48% of National Beef and 100% of our interest in Garcadia. During the fourth quarter of 2018, we transferred to Jefferies Group our 50% interest in Berkadia and our LAM seed investments. Culminating with the fourth quarter 2018 reorganization, we began managing our business across three reportable operating segments consisting of Investment Banking, Capital Markets and Asset Management, Merchant Banking and Corporate. In connection with this change, we have reclassified the prior periods to conform to our current presentation.
Our Investment Banking, Capital Markets and Asset Management segment consists of our investment in Jefferies Group, which is the largest independent U.S. headquartered global full-service integrated investment banking and securities firm.
Merchant Banking consists of our various merchant banking businesses and investments, primarily including Linkem, Vitesse Energy Finance and JETX Energy, real estate, Idaho Timber, FXCM and The We Company. Our Merchant Banking businesses and investments also include National Beef, prior to its sale in November 2019, Spectrum Brands, prior to its distribution to shareholders in October 2019, Berkadia and our LAM seed investments, prior to their transfer to Jefferies Group in the fourth quarter of 2018, and Garcadia, prior to its sale in August 2018.
As discussed further in Notes 1 and 27, on June 5, 2018, we sold 48% of National Beef to Marfrig and deconsolidated our investment in National Beef. Results prior to June 5, 2018 are classified in discontinued operations and are not included in the table below. On November 29, 2019 we sold our remaining 31% interest in National Beef to Marfrig and other shareholders. Our retained 31% interest in National Beef was accounted for under the equity method, and results subsequent to the June 5, 2018 closing through November 29, 2019 are included in Merchant Banking in the table below.
Corporate assets primarily consist of cash and cash equivalents, financial instruments owned and the deferred tax asset (exclusive of Jefferies Group's deferred tax asset). Corporate revenues primarily include interest income. We do not allocate Corporate revenues or overhead expenses to the operating units.

Certain information concerning our segments is presented in the following table. Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired. As discussed above, Jefferies Group is reflected in our consolidated financial statements utilizing a one month lag for the twelve months ended December 31, 2017.

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
		(In thousands)
Net revenues:
Reportable Segments:
Investment Banking, Capital Markets and Asset Management (1)	$3,112,530	$3,183,376	$3,198,109
Merchant Banking (1)	746,369	571,831	876,180
Corporate	32,833	22,300	6,306
Total net revenues related to reportable segments	3,891,732	3,777,507	4,080,595
Consolidation adjustments	1,244	(13,473)	(3,150)
Total consolidated net revenues	$3,892,976	$3,764,034	$4,077,445

Income (loss) from continuing operations before income taxes:
Reportable Segments:
Investment Banking, Capital Markets and Asset Management (1)	$324,669	$409,667	$504,924
Merchant Banking (1)	266,852	10,488	228,373
Corporate	(68,467)	(66,140)	(78,802)
Income from continuing operations before income taxes related to reportable segments	523,054	354,015	654,495
Parent Company interest	(53,048)	(54,090)	(58,943)
Consolidation adjustments	8,602	(3,825)	10,950
Total consolidated income from continuing operations before income taxes	$478,608	$296,100	$606,502

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking, Capital Markets and Asset Management (1)	$79,204	$68,296	$62,668
Merchant Banking (1)	70,192	48,852	44,257
Corporate	3,475	3,169	3,470
Total consolidated depreciation and amortization expenses	$152,871	$120,317	$110,395

	November 30, 2019	November 30, 2018	December 31, 2017
Identifiable assets employed:
Reportable Segments:
Investment Banking, Capital Markets and Asset Management (1) (2)	$43,571,397	$41,224,984	$39,575,732
Merchant Banking (1)	3,551,213	4,190,484	4,903,530
National Beef	—	—	1,460,539
Corporate	2,432,119	1,838,037	1,299,628
Identifiable assets employed related to reportable segments	49,554,729	47,253,505	47,239,429
Consolidation adjustments	(94,495)	(122,410)	(70,321)
Total consolidated assets	$49,460,234	$47,131,095	$47,169,108

(1)
Amounts related to LAM seed investments and Berkadia are included in Merchant Banking prior to their transfer to the Investment Banking, Capital Markets and Asset Management segment in the fourth quarter of 2018. Revenues related to the net assets transferred were $6.7 million and $49.6 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively. Income from continuing operations before income taxes related to the net assets transferred were $47.7 million and $118.4 million for the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively. Identifiable assets employed related to the net assets transferred were $662.2 million at December 31, 2017.

(2)	Includes $197.7 million, $243.2 million and $213.0 million at November 30, 2019 and 2018, and December 31, 2017, respectively, of the deferred tax asset, net.

Net revenues for the Investment Banking, Capital Markets and Asset Management segment are recorded in the geographic region in which the position was risk-managed, in the case of investment banking, in which the senior coverage banker is located, or for asset management, according to the location of the investment adviser. Net revenues by geographic region for the Investment Banking, Capital Markets and Asset Management segment were as follows (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Americas (1)	$2,407,553	$2,652,917	$2,602,741
Europe (2)	592,845	434,895	489,583
Asia	112,132	95,564	105,785
	$3,112,530	$3,183,376	$3,198,109

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.
Consolidated Net revenues exclusive of the Investment Banking, Capital Markets and Asset Management segment principally relate to the U.S. for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017.
Interest expense classified as a component of Net revenues relates to Jefferies Group. For the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($53.0 million, $54.1 million and $58.9 million, respectively) and Merchant Banking ($34.1 million, $35.2 million and $42.3 million, respectively).
As discussed above, during the fourth quarter of 2019, we sold our 31% equity interest in National Beef and recognized a pre-tax gain of $205.0 million for the twelve months ended November 30, 2019 in Other revenues. The gain on the sale is included within Merchant Banking above.

As discussed above, during the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family and recognized a pre-tax gain of $221.7 million for the eleven months ended November 30, 2018 in Other revenues. The gain on the sale is included within Merchant Banking above.

Conwed was our consolidated subsidiary that manufactured and marketed lightweight plastic netting. In January 2017, we sold 100% of Conwed to Schweitzer-Mauduit International, Inc., (NYSE: SWM) for $295 million in cash plus potential earn-out payments through 2021 totaling up to $40 million in cash to the extent the results of Conwed's subsidiary, Filtrexx International, exceed certain performance thresholds. We recognized a $178.2 million pre-tax gain on the sale of Conwed in Other revenues primarily during the twelve months ended December 31, 2017. The gain on the sale of Conwed is included within Merchant Banking above.

Note 29.  Selected Quarterly Financial Data (Unaudited)

	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
	(In thousands, except per share amounts)
2019
Net revenues	$828,443	$1,101,657	$856,778	$1,106,098
Income from continuing operations	47,015	672,276	49,394	193,878
Net (income) loss attributable to the noncontrolling interest	(1,066)	191	116	2,606
Net (income) loss attributable to the redeemable noncontrolling interests	138	(427)	242	333
Preferred stock dividends	(1,276)	(1,276)	(1,275)	(1,276)
Net income attributable to Jefferies Financial Group Inc. common shareholders	44,811	670,764	48,477	195,541

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.14	$2.17	$0.16	$0.63
Number of shares used in calculation	315,175	307,010	310,288	310,266

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.14	$2.14	$0.15	$0.62
Number of shares used in calculation	318,752	312,527	311,897	316,566

2018
Net revenues	$895,435	$911,159	$1,150,846	$806,594
Income (loss) from continuing operations	86,192	27,917	182,301	(19,318)
Income from discontinued operations, net of taxes	52,957	77,106	—	—
Gain on disposal of discontinued operations, net of taxes	—	643,921	—	—
Net (income) loss attributable to the noncontrolling interest	1,344	(136)	12,000	(233)
Net (income) loss attributable to the redeemable noncontrolling interests	(14,796)	(22,108)	(390)	31
Preferred stock dividends	(1,172)	(1,171)	(1,276)	(851)
Net income (loss) attributable to Jefferies Financial Group Inc. common shareholders	124,525	725,529	192,635	(20,371)

Basic earnings (loss) per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$0.23	$0.08	$0.56	$(0.06)
Income from discontinued operations	0.11	0.15	—	—
Gain on disposal of discontinued operations	—	1.82	—	—
Net income (loss)	$0.34	$2.05	$0.56	$(0.06)
Number of shares used in calculation	366,427	352,049	341,434	329,101

Diluted earnings (loss) per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$0.23	$0.08	$0.55	$(0.06)
Income from discontinued operations	0.11	0.15	—	—
Gain on disposal of discontinued operations	—	1.80	—	—
Net income (loss)	$0.34	$2.03	$0.55	$(0.06)
Number of shares used in calculation	373,461	356,075	350,307	329,101

(1)	The first quarter of 2019 includes $27.1 million of equity income related to National Beef and a mark-to-market increase of $36.0 million in the value of our investment in Spectrum Brands.

The first quarter of 2018 includes a mark-to-market decrease of $21.4 million in the value of our investment in HRG.

(2)
The second quarter of 2019 includes a nonrecurring tax benefit of $544.6 million related to the closing of our available for sale portfolio, which triggered the realization of lodged tax benefits from earlier years and $34.9 million of equity income related to National Beef. These increases were partially offset by a $11.3 million mark-to-market decrease in the value of our investment in Spectrum Brands.

The second quarter of 2018 includes the after-tax gain on disposal of discontinued operations of $643.9 million from the National Beef transaction and a mark-to-market decrease of $158.4 million in the value of our investment in HRG.

(3)
The third quarter of 2019 includes a $72.1 million pre-tax gain related to the purchase of the remaining interest in HomeFed and $75.9 million of equity income related to National Beef. This increase was partially offset by a $146.0 million decrease in the estimated fair value of our investment in The We Company.

The third quarter of 2018 includes a $221.7 million pre-tax gain on the sale of our Garcadia interests and $58.9 million of equity income related to National Beef. These increases were partially offset by a $47.9 million impairment loss related to Golden Queen and losses of $48.5 million from a decrease in the fair value of our investment in Spectrum Brands.

(4)	The fourth quarter of 2019 is comprised of the three months ended November 30, 2019 and the fourth quarter of 2018 is comprised of the two months ended November 30, 2018.

The fourth quarter of 2019 includes a $205.0 million pre-tax gain on the sale of our 31% equity interest in National Beef and $94.1 million of equity income related to National Beef, prior to its sale. These increases were partially offset by a decrease in the estimated fair value of our investment in The We Company of $69.4 million.

The fourth quarter of 2018 includes a $62.1 million impairment loss related to FXCM and losses of $190.4 million from a decrease in the fair value of our investment in Spectrum Brands. These decreases were partially offset by revenues of $70.9 million related to the increase in the fair value of our investment in The We Company and $26.8 million of equity income related to National Beef.

In 2019 and 2018, the totals of quarterly per share amounts may not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule I - Condensed Financial Information of Registrant
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Financial Condition
November 30, 2019 and 2018
(Dollars in thousands, except par value)

	November 30,
	2019	2018
ASSETS
Cash and cash equivalents	$3,553	$48,540
Trading assets, at fair value	207,162	338,067
Investments in subsidiaries	10,520,986	9,774,541
Advances to subsidiaries	137,549	224,653
Investments in associated companies	26,615	929,477
Deferred tax asset, net	67,736	63,211
Other assets	9,810	10,186
Total assets	$10,973,411	$11,388,675

LIABILITIES
Accrued interest payable	$6,629	$6,629
Pension liabilities	46,561	45,721
Other payables, expense accruals and other liabilities	224,134	160,339
Advances from subsidiaries	4	4
Long-term debt	991,378	990,116
Total liabilities	1,268,706	1,202,809

Commitments and contingencies

MEZZANINE EQUITY
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 291,644,153 and 307,515,472 shares issued and outstanding, after deducting 24,818,459 and 109,460,774 shares held in treasury	291,644	307,515
Additional paid-in capital	3,627,711	3,854,847
Accumulated other comprehensive income (loss)	(273,039)	288,286
Retained earnings	5,933,389	5,610,218
Total Jefferies Financial Group Inc. shareholders' equity	9,579,705	10,060,866

Total	$10,973,411	$11,388,675

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Operations
For the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017
(In thousands, except per share amounts)

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Revenues:
Principal transactions	$(246,101)	$120,886	$(9,754)
Gain on sale of equity interest in National Beef	205,017	—	—
Other	50,186	663	277
Total revenues	9,102	121,549	(9,477)

Expenses:
Compensation and benefits	61,920	49,955	47,462
WilTel pension expense	2,594	2,659	2,957
Interest expense	53,048	54,090	58,943
Intercompany interest expense	—	3,642	361,446
Selling, general and other expenses	23,062	21,664	20,821
Total expenses	140,624	132,010	491,629
Loss from continuing operations before income taxes, income related to associated companies and equity in earnings of subsidiaries	(131,522)	(10,461)	(501,106)
Income related to associated companies	229,320	96,808	3,183
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	97,798	86,347	(497,923)
Income tax benefit	(523,310)	(5,281)	(47,329)
Income (loss) from continuing operations before equity in earnings of subsidiaries	621,108	91,628	(450,594)
Equity in earnings from continuing operations of subsidiaries, net of taxes	343,588	198,317	418,966
Income (loss) from continuing operations	964,696	289,945	(31,628)
Equity in earnings from discontinued operations of subsidiaries, net of taxes	—	92,922	203,354
Gain on disposal of discontinued operations, net of taxes	—	643,921	—
Net income	964,696	1,026,788	171,726
Preferred stock dividends	(5,103)	(4,470)	(4,375)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$959,593	$1,022,318	$167,351

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$3.07	$0.82	$(0.10)
Income from discontinued operations	—	0.27	0.55
Gain on disposal of discontinued operations	—	1.84	—
Net income	$3.07	$2.93	$0.45

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income (loss) from continuing operations	$3.03	$0.81	$(0.10)
Income from discontinued operations	—	0.26	0.55
Gain on disposal of discontinued operations	—	1.83	—
Net income	$3.03	$2.90	$0.45

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Comprehensive Income (Loss)
For the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017
(In thousands)

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

Net income	$964,696	$1,026,788	$171,726
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $165, $(551) and $3,450	487	(1,560)	5,923
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $(545,054), $37 and $124	(543,178)	(109)	(212)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $545,219, $(588) and $3,326	(542,691)	(1,669)	5,711

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $1,146, $(11,089) and $14,616	544	(71,543)	78,493
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $(52), $(16) and $1,086	149	(20,459)	5,310
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $1,198, $(11,073) and $13,530	693	(92,002)	83,803

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(4,653), $9,289 and $(13,215)	(13,588)	29,620	(21,394)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $(144), $311 and $0	427	(916)	—
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(4,509), $8,978 and $(13,215)	(13,161)	28,704	(21,394)

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $0, $552 and $(593)	—	1,608	(936)
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income, net of income tax provision (benefit) of $161, $0 and $0	(470)	—	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $(161), $552 and $(593)	(470)	1,608	(936)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $(2,473), $(297) and $2,018	(7,103)	(844)	3,526
Less: reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(490), $(697) and $(2,042)	1,407	7,349	517
Net change in pension liability benefits, net of income tax provision (benefit) of $(1,983), $400 and $4,060	(5,696)	6,505	4,043

Other comprehensive income (loss), net of income taxes	(561,325)	(56,854)	71,227

Comprehensive income	403,371	969,934	242,953
Preferred stock dividends	(5,103)	(4,470)	(4,375)
Comprehensive income (loss) attributable to Jefferies Financial Group Inc. common shareholders	$398,268	$965,464	$238,578
See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
For the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017
(In thousands)

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Net cash flows from operating activities:
Net income	$964,696	$1,026,788	$171,726
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision (benefit)	(12,953)	142,085	116,942
Recognition of accumulated other comprehensive income lodged taxes	(544,583)	—	—
Accretion of interest	1,088	944	975
Share-based compensation	49,848	48,249	48,384
Equity in earnings of subsidiaries, including equity in earnings of discontinued operations	(343,588)	(291,239)	(622,320)
Gain on disposal of discontinued operation	—	(873,474)	—
Income related to associated companies	(229,320)	(96,808)	(3,183)
Distributions from associated companies	319,142	24,711	5,641
Gains on sale/revaluation of associated companies	(254,875)	—	—
Net change in:
Trading assets	196,245	(120,886)	22,415
Other assets	376	129	1,250
Accrued interest payable	—	(4,818)	—
Pension liabilities	(5,062)	(5,231)	(8,461)
Other payables, expense accruals and other liabilities	(5,260)	(1,712)	(7,763)
Income taxes receivable/payable, net	94,510	242,637	(164,684)
Other	3,770	6,315	2,316
Net cash provided by (used for) operating activities	234,034	97,690	(436,762)

Net cash flows from investing activities:
Distributions (to) from subsidiaries, net	(388,739)	38,304	50,122
Proceeds from sale of associated companies	790,612	—	—
Investments in associated companies	(51,622)	(1,228)	(45,457)
Capital distributions from associated companies	32,612	24,442	2,796
Purchases of investments (other than short-term)	—	(1,500)	(1,316)
Other	(948)	—	1,886
Net cash provided by investing activities - continuing operations	381,915	60,018	8,031
Net cash provided by investing activities - discontinued operations	—	1,158,655	337,690
Net cash provided by investing activities	381,915	1,218,673	345,721

Net cash flows from financing activities:
Advances (to) from subsidiaries, net	(2,487)	(1,139)	214,519
Issuance of common shares	1,112	3,611	1,501
Purchase of common shares for treasury	(509,914)	(1,130,854)	(100,477)
Dividends paid	(149,647)	(151,758)	(117,407)
Net cash used for financing activities	(660,936)	(1,280,140)	(1,864)

Net increase (decrease) in cash, cash equivalents and restricted cash	(44,987)	36,223	(92,905)

Cash, cash equivalents and restricted cash at beginning of period	48,540	12,317	105,222

Cash, cash equivalents and restricted cash at end of period	$3,553	$48,540	$12,317

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Notes to Condensed Financial Statements

1. Introduction and Basis of Presentation

The notes to the consolidated financial statements of Jefferies Financial Group Inc. and Subsidiaries ("we," "our" or the "Company") are incorporated by reference into this schedule. For purposes of these condensed non-consolidated financial statements, the Company's wholly-owned and majority owned subsidiaries are accounted for using the equity method of accounting ("equity method subsidiaries").

The Parent Company Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Significant Accounting Policies, in the Company's consolidated financial statements included in the 2019 10-K.

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

2. Cash Flows

Supplemental cash flow information related to the Parent Company is as follows (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Cash paid for:
Interest, net of amounts capitalized	$51,786	$57,813	$57,813
Income tax payments (refunds), net	10,796	32,576	1,440

Non-cash investing activities:
Investments contributed to subsidiary	$—	$—	$25,328
Dividends received from subsidiaries	18,117	8,450,147	32,792

In June 2019, we entered into a Membership Interest Purchase Agreement ("MIPA") which provided for each of the then owners of National Beef Packing Company, LLC ("National Beef") to purchase, in the aggregate, 100% of the ownership interests in Iowa Premium, LLC ("Iowa Premium"). The funds used to acquire Iowa Premium were provided by way of a permitted distribution from National Beef to its owners, of which our proportionate share was approximately $49.0 million. The distribution from National Beef and the acquisition of Iowa Premium are included in our Consolidated Statement of Cash Flows for the twelve months ended November 30, 2019. Immediately following the acquisition, we contributed our ownership interest in Iowa Premium to National Beef, which was a non-cash investing activity.
During the twelve months ended November 30, 2019, we had $178.8 million in non-cash investing activities related to the issuance of common stock for the acquisition of the remaining common stock of HomeFed LLC.
During the twelve months ended November 30, 2019, we had $451.1 million in non-cash financing activities related to our distribution of 7,514,477 shares of Spectrum Brands Holdings, Inc. ("Spectrum Brands") through a special pro rata dividend to our stockholders.
During the twelve months ended November 30, 2019, we had $1.2 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to November 30, 2019. During the eleven months ended November 30,

2018, the Parent Company had $17.6 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to November 30, 2018.

Cash, cash equivalents and restricted cash is included in Cash and cash equivalents in the Condensed Statements of Financial Condition.

3. Transactions with Subsidiaries

The Parent Company has transactions with its equity method subsidiaries, many of which were structured as interest bearing advances to/from its subsidiaries. Intercompany interest expense primarily reflected the interest on funding advances incurred by the Parent to its wholly-owned subsidiary which holds assets related to its treasury function. Interest was incurred on funding advances based on the prime rate plus .125%. Although there is frequent cash movement between these subsidiaries and the Parent, they do not generally represent cash dividends. The Parent Company received cash distributions from Jefferies Group of $311.1 million during the twelve months ended November 30, 2019 and $248.7 million during the eleven months ended November 30, 2018. No cash distributions were received from Jefferies Group during the twelve months ended December 31, 2017.

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

4. Commitments, Contingencies and Guarantees

In the normal course of its business, the Parent Company has various commitments, contingencies and guarantees as described in Note 23, Commitments, Contingencies and Guarantees, and Note 15, Mezzanine Equity, in the Company's consolidated financial statements.

In connection with the 2018 transfers of the Company's Leucadia Asset Management seed investments, as well as its interest in Berkadia Commercial Mortgage Holding LLC, to Jefferies Group, related deferred tax liabilities of approximately $50.9 million were transferred to Jefferies Group, for which the Parent Company indemnified Jefferies Group. These transferred deferred tax liabilities were adjusted by an additional $19.1 million during the fourth quarter of 2019. At November 30, 2019 and 2018, $51.7 million and $50.9 million, respectively, related to such indemnification is reflected in Other payables, expense accruals and other liabilities in the Condensed Statements of Financial Condition.

5. Restricted Net Assets

For a discussion of the Company's regulatory requirements, see Note 24, Net Capital Requirements, in the Company's consolidated financial statements. Some of the Company's consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the Parent Company.

At November 30, 2019 and 2018, $5.7 billion and $5.3 billion, respectively, of net assets of the Parent Company's consolidated subsidiaries are restricted as to the payment of cash dividends, or the ability to make loans or advances to the Parent Company. At November 30, 2019 and 2018, $4.9 billion and $4.7 billion, respectively, of these net assets are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the Parent Company.

Included in retained earnings of the Parent Company at November 30, 2019 are $180.8 million of undistributed earnings of unconsolidated associated companies. For further information, see Note 11, Loans to and Investments in Associated Companies, in the Company's consolidated financial statements.

Jefferies Finance LLC and Subsidiaries
Consolidated Financial Statements as of November 30, 2019 and 2018 and
for the Years Ended November 30, 2019 and 2018 and 2017

JEFFERIES FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT
To the Board of Directors of
Jefferies Finance LLC and Subsidiaries
New York, NY
We have audited the accompanying consolidated financial statements of Jefferies Finance LLC and Subsidiaries (the “Company”), which comprise the consolidated balance sheets as of November 30, 2019 and 2018, and the related consolidated statements of earnings, changes in members’ equity, and cash flows for each of the three years in the period ended November 30, 2019, and the related notes to the consolidated financial statements.
Management’s Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
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
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Finance LLC and Subsidiaries as of November 30, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2019, in accordance with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
New York, NY
January 22, 2020

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Balance Sheets
As of November 30, 2019 and 2018
(Dollars in thousands)

	NOVEMBER 30, 2019	NOVEMBER 30, 2018
ASSETS
Cash	$626,776	$1,033,048
Restricted cash	462,397	468,934
Loans receivable, net of deferred loan fees	4,762,420	4,479,225
Less allowance for loan losses	(47,960)	(35,353)
Loans receivable, net	4,714,460	4,443,872
Loans held for sale, net	1,054,131	1,550,175
Accrued interest receivable	28,998	33,382
Held-to-maturity securities (includes $60,650 and $39,480 of CLO notes pledged as collateral at November 30, 2019 and 2018, respectively)	85,069	45,735
Investments	40,483	57,779
Other assets	100,065	143,618
TOTAL ASSETS	$7,112,379	$7,776,543
LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Credit facilities, net	$232,531	$186,232
Secured notes payable, net	3,616,444	3,620,191
Interest payable	30,861	49,235
Securities sold under agreement to repurchase	60,650	39,480
Other liabilities	370,127	393,613
Due to affiliates	22,486	44,214
Long-term debt, net	1,495,225	2,054,023
Total liabilities	5,828,324	6,386,988
MEMBERS’ EQUITY	1,284,055	1,389,555
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$7,112,379	$7,776,543

See notes to consolidated financial statements.

(Continued)

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
As of November 30, 2019 and 2018
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

	NOVEMBER 30, 2019	NOVEMBER 30, 2018
ASSETS
Restricted cash	$392,637	$410,045
Loans receivable, net of deferred loan fees	3,966,537	3,881,340
Less allowance for loan losses	(27,175)	(31,061)
Loans receivable, net	3,939,362	3,850,279
Accrued interest receivable	14,895	16,589
Investments	23,785	29,934
Other assets	78,328	63,265
TOTAL ASSETS	$4,449,007	$4,370,112
LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Credit facilities, net	$(4,779)	$—
Secured notes payable, net	3,616,778	3,620,555
Interest payable	21,348	22,252
Other liabilities	169,873	120,549
Due to affiliates	4,833	8,111
TOTAL LIABILITIES	$3,808,053	$3,771,467

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Years Ended November 30, 2019, 2018 and 2017
(Dollars in thousands)

	NOVEMBER 30, 2019	NOVEMBER 30, 2018	NOVEMBER 30, 2017
NET INTEREST AND FEE INCOME:
Fee income, net	$175,122	$282,856	$270,023
Interest income	403,120	405,534	356,533
Total interest and net fee income	578,242	688,390	626,556
Interest expense	364,202	396,229	341,143
Net interest and net fee income	214,040	292,161	285,413
Provision for loan losses	49,097	18,897	33,854
Net interest and net fee income after provision for loan losses	164,943	273,264	251,559
OTHER (LOSSES) GAINS, NET	(39,641)	9,123	6,680
OTHER EXPENSES:
Compensation and benefits	31,348	32,093	28,806
General, administrative and other	48,192	45,564	41,464
Total other expenses	79,540	77,657	70,270
EARNINGS BEFORE INCOME TAX EXPENSE	45,762	204,730	187,969
INCOME TAX EXPENSE	1,262	7,500	6,300
NET EARNINGS	$44,500	$197,230	$181,669

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
For the Years Ended November 30, 2019, 2018 and 2017
(Dollars in thousands)

	CLASS A MEMBERS	CLASS B MEMBERS	TOTAL MEMBERS’ EQUITY
BALANCE—December 1, 2017	$1,168,068	$104,257	$1,272,325
Distributions	(64,000)	(16,000)	(80,000)
Net earnings	157,784	39,446	197,230
BALANCE—November 30, 2018	$1,261,852	$127,703	$1,389,555
Distributions	(120,000)	(30,000)	(150,000)
Net earnings	35,600	8,900	44,500
BALANCE—November 30, 2019	$1,177,452	$106,603	$1,284,055

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended November 30, 2019, 2018 and 2017
(Dollars in thousands)

	NOVEMBER 30, 2019	NOVEMBER 30, 2018	NOVEMBER 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,500	$197,230	$181,669
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan fees and discounts	(52,956)	(74,471)	(81,050)
Amortization of deferred structuring fees	20,322	23,418	21,281
Amortization of discount on secured notes and long-term debt	4,383	12,576	12,671
Costs associated with extinguishment of debt	25,048	18,305	14,122
Provision for loan losses	49,097	18,897	33,854
Realized gain on sale of loans held for sale	(13,466)	(10,445)	(6,467)
Change in fair value of loans held for sale	—	5	4,634
Realized loss (gain) on sales of investments	11,889	(492)	(1,047)
Unrealized loss (gain) on investments	33,565	2,116	(1,863)
Other gains	(6,107)	—	—
Deferred income (benefit) tax expense	(1,439)	(91)	550
(Increase) decrease in operating assets:
Origination of loans held for sale	(18,368,587)	(33,441,105)	(27,330,698)
Proceeds from sales of loans held for sale	17,900,594	32,278,095	27,398,380
Principal collections on loans held for sale	1,018,732	368,127	65,904
Accrued interest receivable	4,384	(989)	401
Other assets	14,668	22,798	(15,522)
Increase (decrease) in operating liabilities:
Interest payable	(18,374)	2,550	12,563
Other liabilities	40,230	85,799	12,183
Due to affiliates	(21,728)	(1,916)	22,159
Net cash provided by (used in) operating activities	684,755	(499,593)	343,724
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchases of loans receivable	(4,147,550)	(5,686,660)	(4,209,182)
Principal collections of loans receivable	2,784,350	4,037,095	3,190,000
Proceeds from sales of loans held for sale	998,725	1,772,021	799,869
Net change in restricted cash	6,537	406,336	100,621
Purchases of HTM Securities	(39,334)	(45,735)	—
Issuance of loan to affiliate	(1,000,000)	—	—
Repayment of loan to affiliate	1,000,000	—	—
Purchases of investments	—	(14,564)	(159,379)
Proceeds from sales of investments	—	17,716	317,235
Net cash (used in) provided by investing activities	(397,272)	486,209	39,164

Continued on next page

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Years Ended November 30, 2019, 2018 and 2017
(Dollars in thousands)

	NOVEMBER 30, 2019	NOVEMBER 30, 2018	NOVEMBER 30, 2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from members	$—	$—	$149,597
Distributions to members	(150,000)	(80,000)	—
Proceeds from borrowings on credit facilities	6,065,802	8,459,941	9,900,244
Repayments on credit facilities	(6,026,228)	(8,598,345)	(9,929,577)
Proceeds from secured notes, net of issuance costs	592,232	1,500,979	1,749,986
Proceeds from sale of secured notes	—	15,142	—
Repayments of secured notes payable	(608,384)	(1,819,759)	(1,779,088)
Securities sold under agreement to repurchase	21,170	39,201	—
Proceeds from long-term debt, net of issuance costs	1,132,293	—	637,191
Payment of issuance costs on long-term debt	—	(1,031)	—
Payment of premium costs on long-term debt	(14,198)	—	—
Repayment of long-term debt	(1,640,000)	(2,500)	(212,313)
Repurchase of long-term debt	(66,442)	(22,680)	—
Net cash (used in) provided by financing activities	(693,755)	(509,052)	516,040
NET (DECREASE) INCREASE IN CASH	(406,272)	(522,436)	898,928
CASH—Beginning of the year	1,033,048	1,555,484	656,556
CASH—End of the year	$626,776	$1,033,048	$1,555,484
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$342,906	$331,561	$277,348
Cash paid for income taxes, net	$355	$593	$193
NONCASH ITEMS:
Transfer of loans receivable, net to loans held for sale, net	$38,569	$—	$—
Transfer of loans held for sale, net to loans receivable, net	$4,286	$—	$44,136
Restructuring of loans receivable to investments	$66,888	$60,476	$54,028

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

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
Subsequent Events—The Company has evaluated events and transactions that occurred subsequent to November 30, 2019 through January 22, 2020, the date that these consolidated financial statements were issued. The Company determined that there were no events or transactions, during such period that would require recognition or disclosure in these consolidated financial statements except for the transaction disclosed in Note 4.
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
Cash and Restricted Cash—Cash and restricted cash represents overnight deposits. The Company maintained its cash and restricted cash balances of $1,089.2 million and $1,502.0 million at November 30, 2019 and 2018, respectively, at several financial institutions.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Restricted cash on deposit in respect of the Company’s credit facilities and CLOs represents the amount of principal and interest collections received as well as amounts in reserve to fund draws on revolving credit facilities. The use of principal cash is limited to purchasing eligible loans or the potential reduction of debt. Cash on deposit in the interest account is limited to the payment of interest, fees and other expenses as outlined in the governing documents of each facility.
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
Allowance for Loan Losses—The allowance for loan losses is a reserve established through a charge to provision for loan losses. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes reserves calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables, and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 4.
Loans Held for Sale, Net—The Company’s business includes the structuring and underwriting of loan products with the intent to syndicate the majority of loan products to third parties. During the primary syndication process, loans that have been committed to be purchased by third parties but not yet settled are classified as Loans held for sale, net. The Company may invest in a percentage of an originated loan based upon the management of risk with respect to the entire portfolio. When the Company’s position is larger than originally intended, the excess hold is also classified to Loans held for sale, net, on the Consolidated Balance Sheets.
Syndication activities and sales of loans held for sale are accounted for as sales based on the Company’s satisfaction of the criteria for such accounting which provides that, as transferor, among other requirements, the Company has surrendered control over the loans. The sale of loans transferred from loans receivable to loans held for sale of approximately $998.7 million, $1,714.2 million, and $799.9 million for the years ended November 30, 2019, 2018 and 2017, respectively, are included in proceeds from sales of loans held for sale in investing activities in the Consolidated Statements of Cash Flows.
Loans held for sale, net are carried at the lower of cost or fair value, as determined on an individual loan basis, net of unamortized deferred underwriting fees and valuation allowances. Net unrealized losses or gains, if any, are recognized in a valuation allowance through charges to earnings in Other (losses) gains, net in the Consolidated Statements of Earnings.
Unamortized premiums, discounts, origination fees and direct costs on loans held for sale are recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held for sale are recognized on trade date and are determined by the difference between the sale proceeds and the carrying value of the loans and are recorded in Other (losses) gains, net, in the Consolidated Statements of Earnings.
Held to Maturity Securities—Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.
For investments such as CLO notes and available for sale CLO securities (presented within Investments on the Consolidated Balance Sheets), the Company evaluates such investments for other-than-temporary impairment (“OTTI”) on a periodic basis. OTTI occurs when the Company does not expect to recover the entire cost basis of the investment. As the holder of an investment recorded at amortized cost for which changes in fair value are not regularly recognized in earnings, the Company must determine whether to recognize a loss in earnings when the investment is impaired. Factors considered in determining whether an impairment is OTTI include: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) projected future cash flows, (3) the financial condition, industry environment and near-term prospects of the issuer, (4) downgrades of the investment by rating agencies and (5) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value which may be until maturity. The Company records an OTTI loss in an amount equal to the entire difference between the fair value and amortized cost if (1) the Company intends to sell an impaired investment, (2) it is more likely than not that the Company will be required to sell the investment before its amortized costs are recovered or (3) for debt securities, the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis. If an impairment on an investment is determined to be OTTI but the Company does not intend to sell the investment, the estimated loss is recognized in Other (losses) gains, net, in the Consolidated Statements of Earnings.
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

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Investments—The Company determines the classification of investments at the time of purchase or acquisition. Investments, including derivative instruments are recorded on the Consolidated Balance Sheets at fair value with changes in value recorded as a component of Other (losses) gains, net, in the Consolidated Statements of Earnings.
The Company has elected to carry its investments at fair value under the fair value option election in accordance with ASC Topic 825, Financial Instruments. The Company elected the fair value option as the Company manages these investments at fair value, which is reflective of the Company’s intent and best reflects the operations of the Company’s business. The Company’s election is done on an instrument-by-instrument basis. The election is made upon the acquisition or receipt of the eligible financial asset. The fair value option election may not be revoked once an election is made.
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
New Accounting Developments
Revenue Recognition—In May 2014, the FASB issued Accounting Standards Update (“ASU”), No. 2014-09, Revenue from Contracts with Customers which provides comprehensive guidance on the recognition of revenue earned from contracts with customers arising from the transfer of goods and services, guidance on accounting for certain contract costs and new disclosures. The new revenue standard, and the standards that amend it, are effective for non-public entities for fiscal years and interim periods

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

within those fiscal years beginning after December 15, 2018, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The new revenue standard does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, did not apply to the most material elements of the Company’s Consolidated Statements of Earnings. The new revenue standard applies to revenues associated with the Company’s portfolio and asset management services (e.g., asset management fees). The Company will adopt the new revenue standard using the modified retrospective approach on December 1, 2019, which will not result in a cumulative effect adjustment to opening equity and the Company does not expect the new revenue standard to have a material effect on the Consolidated Statements of Earnings in the periods after adoption. The Company’s disclosures will change to meet the requirements of this new guidance, including additional quantitative and qualitative disclosures regarding identified revenue streams and performance obligations.
Financial Instruments—In January 2016, the FASB issued ASU, No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements of financial instruments. Subsequently, it was updated with ASU No. 2018-03 and ASU No. 2018-13 “Fair Value Measurement (Topic 820)—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU, among other amendments, eliminates the requirement to disclose the amounts and reasons for transfers between level 1 and level 2 of the fair value hierarchy and modifies the disclosure requirement relating to investments in funds at NAV. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company early adopted this guidance in 2019 and it did not have a material impact on the Company’s consolidated financial statements.
Financial Instruments—Credit Losses—In June 2016, the FASB issued ASU, No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. Subsequently, it was updated with ASU No. 2019-10, Financial Instruments—Credit Losses, Derivatives and Hedging, and Leases. The guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.
Statement of Cash Flows—In August 2016, the FASB issued ASU, No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The guidance provides specific guidance on eight cash flow classification issues. The guidance is effective in the first quarter of fiscal year 2019 and early adoption is permitted. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements. In November 2016, the FASB issued ASU, No. 2016-18, Statement of Cash Flows: Restricted Cash. The guidance provides specific guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective for the fiscal year 2020 and early adoption is permitted. The Company plans to adopt this guidance effective November 30, 2020 which will result in a reclassification of the net change in restricted cash currently in investing activities to opening and closing cash and restricted cash in the Consolidated Statements of Cash Flows.
3. RESTRICTED CASH
The following is a summary of restricted cash as of November 30, 2019 and 2018 (in thousands):

	2019	2018
Principal and interest collections on loans held in credit facilities and CLOs	$165,454	$207,763
Reserves held in credit facilities and CLOs to support operations	296,943	261,171
Total restricted cash	$462,397	$468,934

CLOs require the cash on deposit in interest accounts to be used to pay senior management fees, interest to note holders, subordinate management fees and any residual to the subordinate note holders, providing the structure is in compliance with the collateralization tests. In the event the CLOs are not in compliance with the collateralization tests, the residual due to subordinate note holders would be used to reduce the secured notes outstanding until the CLO was in compliance. When CLOs are within their reinvestment period principal cash is used to purchase assets but once the CLOs are beyond their reinvestment period principal cash is designated to reduce the principal balance of the secured notes. In addition, Revolver CLOs maintain minimum cash balances to support revolving draws and as of November 30, 2019 and 2018, there was $87.2 million and $157.8 million, respectively, of cash in revolver CLOs to support future drawdowns.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

4. LOANS RECEIVABLE, NET
The Company’s loan receivable portfolio consists primarily of senior secured loans in various industries. The portfolio is segmented into originated and secondary loans which reflect how the portfolio is managed. Originated is a designation that indicates that the Company has had a major role in underwriting the loan as an arranger or related role. Secondary is a designation that indicates that the Company acquired the loans through primary syndications conducted by other arrangers or purchased in the open market.

The following is a summary of outstanding loan balances as November 30, 2019 and 2018 (in thousands):

	2019	2018
Loans receivable:
Originated	$2,044,827	$1,770,247
Secondary	2,786,863	2,771,751
Total loans receivable	4,831,690	4,541,998
Less: original issue discount	(66,009)	(56,048)
Total loans receivable, net of original issue discount	4,765,681	4,485,950
Less: deferred loan fees(1)	(3,261)	(6,725)
Total loans receivable, net of deferred loan fees	4,762,420	4,479,225
Less: allowance for loan losses	(47,960)	(35,353)
Total loans receivable, net	$4,714,460	$4,443,872

(1)	Unamortized deferred loan fees received in connection with revolving credit facilities are classified within Other liabilities on the Consolidated Balance Sheets.
As of November 30, 2019, there was $43.9 million and $22.1 million of original issue discount included in originated and secondary loans, respectively. As of November 30, 2018 there was $38.3 million and $17.7 million of original issue discount included in originated and secondary loans, respectively.
As of November 30, 2019 and 2018, $4.4 billion and $4.2 billion of loans receivable were pledged as collateral against the Company’s credit facilities and secured notes.
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
The following is an analysis of past due loans, net of original issue discount as of November 30, 2019 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$116,501	$13,282	$129,783	$1,871,130	$2,000,913
Secondary	2,614	—	2,614	2,762,154	2,764,768
Total	$119,115	$13,282	$132,397	$4,633,284	$4,765,681

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

The following is an analysis of past due loans, net of original issue discount at November 30, 2018 (in thousands):

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
The following is a summary of impaired loans as of November 30, 2019 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
Originated	$129,718	$150,114	$19,989	$114,082
Secondary	—	—	—	—
Total	$129,718	$150,114	$19,989	$114,082

The following is a summary of impaired loans as of November 30, 2018 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
Originated	$98,447	$118,602	$5,584	$103,417
Secondary	—	—	—	6,139
Total	$98,447	$118,602	$5,584	$109,556

The average recorded investment reflects the change in the balance of impaired loans as of November 30, 2019 and 2018.
As of November 30, 2019, each individual impaired loan had a specific allowance recorded. As of November 30, 2018 there was one impaired loan for which no specific allowance was recorded.
Interest income was not recognized on impaired and nonaccrual loans during the years ended November 30, 2019, 2018 and 2017. If the impaired and nonaccrual loans had been performing, an additional $8.3 million, $2.8 million and $4.4 million of interest income would have been recorded for the years ended November 30, 2019, 2018 and 2017, respectively.
During December 2019, an impaired loan held by the Company with an unpaid principal balance of $98.3 million and a carrying value of $68.1 million was restructured into new debt and equity. The Company’s equity investment results in significant influence over the investee.
Allowance for Loan Losses—The Company’s allowance for loan losses reflects management’s estimate of net loan losses inherent in the loan portfolio. The allowance for general loan losses is calculated as the aggregate loan loss reserve for losses inherent in the portfolio that have not yet been identified.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

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

	CONSOLIDATED BALANCE SHEETS	CONSOLIDATED STATEMENTS OF EARNINGS
Allowance for losses on:
Loans	Allowance for loan losses	Provision for loan losses
Unfunded loan commitments	Other liabilities	General, administrative and other

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2019 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2018	$16,194	$19,159	$35,353
Recovery of loan losses—general	(632)	(1,166)	(1,798)
Provision for loan losses—specific	46,821	4,074	50,895
Charge-offs	(32,417)	(4,073)	(36,490)
Balance, November 30, 2019	29,966	17,994	47,960
Balance, end of period—general	$9,978	$17,994	$27,972
Balance, end of period—specific	$19,988	$—	$19,988
Loans receivable:
Loans collectively evaluated—general	$1,871,195	$2,764,768	$4,635,963
Loans individually evaluated—specific	129,718	—	129,718
Total	$2,000,913	$2,764,768	$4,765,681

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

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

The allowance related to losses on unfunded commitments were $4.3 million and $5.1 million as of November 30, 2019 and 2018, respectively. In addition, the Company decreased the allowance related to losses on unfunded commitments by $(0.8) million and by $(0.7) million, and increased the allowance by $0.7 million during the years ended November 30, 2019, 2018 and 2017, respectively. The changes in allowance were recognized in General, administrative and other in the Consolidated Statements of Earnings and the respective year end allowance was included in Other liabilities on the Consolidated Balance Sheets.
Credit Quality Indicators—As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators. Management regularly reviews the performance of its loans receivable to evaluate credit risk.
The Company evaluates each loan using six weighted credit risk grade categories that have both qualitative and quantitative components that differentiate the level of risk. Credit risk categories are assigned weights based on the characteristics of issuers.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

The following is a summary of credit risk profile by ICG as of November 30, 2019 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	$—	$9,743	$9,743
5.5	—	88,502	88,502
5.8	39,812	277,554	317,366
6.2	154,212	589,073	743,285
6.5	886,195	819,492	1,705,687
6.8	475,582	616,537	1,092,119
7.2	200,714	163,636	364,350
7.5	109,231	72,000	181,231
7.8	40,243	102,206	142,449
8.2	30,759	15,183	45,942
8.5	32,518	8,227	40,745
8.8	7,992	—	7,992
9.2	23,655	2,615	26,270
Total	$2,000,913	$2,764,768	$4,765,681

The following is a summary of credit risk profile by ICG as of November 30, 2018 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	$—	$10,466	$10,466
5.5	—	70,622	70,622
5.8	18,902	336,214	355,116
6.2	186,438	579,700	766,138
6.5	650,182	910,136	1,560,318
6.8	468,457	602,168	1,070,625
7.2	185,593	130,332	315,925
7.5	111,694	99,814	211,508
7.8	50,602	236	50,838
8.2	12,496	14,350	26,846
8.5	16,649	—	16,649
9.2	30,899	—	30,899
Total	$1,731,912	$2,754,038	$4,485,950

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

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
If the borrower is determined to be in financial difficulty, then the Company utilizes the following criteria to determine whether a concession has been granted to the borrower:

■	Modification of interest rate below market rate

■	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

■	Capitalization of interest

■	Delaying principal and/or interest for a period of year or more

■	Forgiveness of some or all of the principal balance

Below is a summary of the Company’s loans which were determined to be TDRs as of November 30, 2019 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED AMOUNT	POST- MODIFICATION OUTSTANDING RECORDED AMOUNT(1)
Primary	$165,760	$46,547
Secondary	63,085	24,358
Total	$228,845	$70,905

Below is a summary of the Company’s loans which were determined to be TDRs as of November 30, 2018 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED AMOUNT	POST- MODIFICATION OUTSTANDING RECORDED AMOUNT(1)
Primary	$149,712	$85,427
Secondary	34,216	24,943
Total	$183,928	$110,370

(1)	Post modification outstanding amounts include loan and equity converted on restructure.
All restructured loans that remain outstanding are initially placed on non-accrual status and subsequently evaluated to determine satisfactory payment performance and ultimate collectability. There were five payment defaults on loans restructured in troubled debt restructurings during the year ended November 30, 2019 and none for the year ended November 30, 2018. The amount charged off for these loans for the year ended November 30, 2019 was $30.2 million of which $13.0 million was related to equity holdings that were recorded to Other (losses) gains, net on the Consolidated Statements of Earnings.
Modified loans that are determined to be TDRs are individually evaluated and measured for impairment. Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans are individually reviewed for impairment.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Other Liabilities—Included in Other liabilities are amounts payable for loans pending settlement. As of November 30, 2019 and 2018, there were $182.9 million and $209.0 million, respectively, of unsettled purchases.
5. LOANS HELD FOR SALE, NET
Below is a summary of Loans held for sale, net, as of November 30, 2019 and 2018 (in thousands):

	2019	2018
Loans held for sale	$1,088,898	$1,574,923
Less:
Original issue discount	(16,723)	(15,198)
Valuation allowance	—	(2,880)
Deferred loan fees, net	(18,044)	(6,670)
Loans held for sale, net	$1,054,131	$1,550,175

Included in the Loans held for sale were $547.1 million and $1,530.5 million of loans that were funded prior to the balance sheet date, but the completion of the syndication process occurred after November 30, 2019 and 2018, respectively. As of November 30, 2019 and 2018, no loans held for sale were pledged as collateral against the Company’s Third Party Fronting Line and credit facilities. As of November 30, 2019 and 2018, the Company had no impaired or non-accrual loans in Loans held for sale, net.
Other Assets—Included in Other assets are amounts receivable for sales of loans pending settlement. As of November 30, 2019 and 2018, there were $81.2 million and $112.7 million, respectively, of unsettled sales.
6. INVESTMENTS AND COLLATERALIZED TRANSACTIONS
Under the fair value option as of November 30, 2019 and 2018, the Company held investments of $43.1 million and $59.6 million, respectively, in corporate equity securities, CLO notes and interest rate swaps. As of November 30, 2019 and 2018, the Company also held $85.1 million and $45.7 million of held-to-maturity securities, respectively, which were recorded at amortized cost.
On August 27, 2018, the Company entered into a Limited Partnership Agreement with Mass Mutual, whereby the Company had an initial $9.9 million unfunded commitment which was subsequently increased to $30.8 million, representing less than 10% partnership interest. This entity is considered a VIE; however, the Company is not the primary beneficiary. On this basis, the Company does not consolidate the entity and accounts for this investment at fair value. As of November 30, 2019 and 2018, this investment had a fair value of $(2.6) million and $(1.8) million and is included within Investments on the Consolidated Balance Sheets. The net loss was $(0.8) million for the year ended November 30, 2019 and was included in Other (losses) gains, net in the Consolidated Statements of Earnings.
As part of the Company’s financing activities, the Company entered into repurchase agreements where the collateral pledged are CLO notes in the amount of $60.7 million. The agreements with the counterparty contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged notes owned that can be sold or repledged by the counterparty are included in Held-to-maturity securities and noted parenthetically as securities pledged on our Consolidated Balance Sheets. Repurchase agreements are accounted for as secured borrowings and are recorded at their contractual repurchase amount plus accrued interest. There is no accrued interest as of November 30, 2019 and 2018.
The following table sets forth the carrying value of repurchase agreements remaining contractual maturity as of November 30, 2019 (in thousands):

	Contractual Maturity
	Up to 1 year	1-5 years	Greater than 5 years	Total
Repurchase-to-maturity transactions
CLO notes	$—	$—	$60,650	$60,650
DERIVATIVE FINANCIAL INSTRUMENTS
As part of certain CLOs’ risk management strategy to protect against the effect of fluctuations in London Interbank Offered Rate (“LIBOR”) associated with its loan commitments, interest rate swaps were purchased and currently have a notional value of $83.6 million. Additionally, JFIN entered into a Total Return Swap (“TRS”) with Jefferies Financial Products, LLC (“JFP”), a wholly

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

owned subsidiary of JGL, with a $23.0 million Variable Funding Note (“VFN”) with one of the CLOs as the underlying asset. As of November 30, 2018, the underlying VFNs have been redeemed and the TRS terminated.
As of November 30, 2019 and 2018, the interest rate swaps had a fair value of $0.1 million and $1.5 million, respectively, and were included within Investments on the Consolidated Balance Sheets. The net (loss) gain on the interest rate swaps and TRS was $(1.5) million, $2.4 million, and $0.4 million for the years ended November 30, 2019, 2018 and 2017, respectively, and were included in Other (losses) gains, net in the Consolidated Statements of Earnings. As of November 30, 2019 and 2018, the counterparty credit quality with respect to the interest rate swaps was between A+ and BBB.
The following table sets forth the remaining contractual maturities of the interest rate swap at the notional value as of November 30, 2019 (in thousands):

	1-5 YEARS	TOTAL
Interest rate swaps	$83,628	$83,628
The following table sets forth the remaining contractual maturities of the interest rate swap at the notional value as of November 30, 2018 (in thousands):

	1-5 YEARS	TOTAL
Interest rate swaps	$246,858	$246,858

7. FINANCIAL INSTRUMENTS AT FAIR VALUE
The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of November 30, 2019 and 2018 by level within the fair value hierarchy (in thousands):

NOVEMBER 30, 2019	LEVEL 1	LEVEL 2	LEVEL 3	NET ASSET VALUE	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net	$—	$618,781	$435,350	$—	$1,054,131
Assets, recurring basis:
Investments
Investment in affiliates	$—	$—	$—	$(2,608)	$(2,608)
CLO Notes	—	9,810	—	—	9,810
Interest rate swaps	—	15	—	—	15
Corporate equity securities	—	561	32,705	—	33,266
Total Investments	$—	$10,386	$32,705	$(2,608)	$40,483

NOVEMBER 30, 2018	LEVEL 1	LEVEL 2	LEVEL 3	NET ASSET VALUE	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net	$—	$1,550,175	$—	$—	$1,550,175
Assets, recurring basis:
Investments
Investment in affiliates	$—	$—	$—	$(1,810)	$(1,810)
CLO Notes	—	10,900	—	—	10,900
Interest rate swaps	—	1,496	—	—	1,496
Corporate equity securities	—	11	47,182	—	47,193
Total Investments	$—	$12,407	$47,182	$(1,810)	$57,779

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

For loans held for sale, net, the Company uses observable market data when available, including pricing on recent trades, third party pricing, or when appropriate, the recovery value of underlying collateral.
For the year ended November 30, 2019, $0.9 million was transferred from Level 3 to Level 2 due to increase in the observability of inputs. There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for year ended November 30, 2018.
For the years ended November 30, 2019 and 2018, the Company added $29.2 million and $18.1 million, respectively of corporate equity securities. For the year ended November 30, 2018, the Company had $0.3 million of TRS purchases.
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
Below is the summary of the valuation techniques, significant unobservable inputs and their ranges for the Company’s Level 3 financial assets and liabilities as of November 30, 2019:

FINANCIAL INSTRUMENTS OWNED	FAIR VALUE (IN THOUSANDS)	VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUT(S)	INPUT RANGE	WEIGHTED AVERAGE
Loans held for sale, net
Loan	$435,350	Market Approach	Yield relative to market	8.1%	—
Corporate equity securities
Non-exchange traded securities	$32,705		EBITDA multiple	4.7x-14.0x	8.8x
		Combined Income and Market Approach	Revenue multiple Duration Discount Rate	0.6x-1.3x 4.5 Years-5.5 Years 55.3%-65.8%	0.8x

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
Below is a summary of financial instruments not measured at fair value on a recurring or non-recurring basis as of November 30, 2019 and 2018, but for which fair value is required to be disclosed (in thousands):

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

	NOVEMBER 30, 2019		NOVEMBER 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash	$626,776	$626,776	$1,033,048	$1,033,048
Restricted cash	462,397	462,397	468,934	468,934
Loans receivable, net	4,714,460	4,465,211	4,443,872	4,328,669
CLO notes(1)	85,069	82,634	45,735	43,962
Total	$5,888,702	$5,637,018	$5,991,589	$5,874,613
Financial liabilities:
Credit facilities, net	$232,531	$244,553	$186,232	$192,083
Secured notes payable, net	3,616,444	3,599,483	3,620,191	3,646,054
Securities sold under agreement to repurchase(1)	60,650	58,749	39,480	38,929
Long-term debt, net	1,495,225	1,532,945	2,054,023	2,062,584
Total	$5,404,850	$5,435,730	$5,899,926	$5,939,650

(1)	For the year ended November 30, 2019 and 2018 the Company did not record any OTTI.
Cash and restricted cash—The carrying value of cash and restricted cash approximates fair value and are considered Level 1 measurements.
Loans receivable, net—A significant portion of the Company’s loans receivable are measured primarily using broker quotes and using pricing service data from external providers and are considered Level 2 measurements.
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
Long-term debt, net—Fair value of long-term debt is based on broker quotes, which are Level 2 inputs. When broker quotes are not available, values are estimated using a discounted cash flow analysis with a discount rate approximating current market interest rates for issuances of similar term debt.
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
Variable interests in VIEs include debt and equity interests and commitments. Involvement with VIEs by the Company includes involvement as a portfolio manager of collateralized loan obligations (“CLOs”) acting as sponsor of CLOs funding the underlying loans prior to the close of a CLO and owning notes issued by the CLOs.
The Company determines whether it is the primary beneficiary of a VIE upon initial involvement with the VIE and reassess whether it is the primary beneficiary of a VIE on an ongoing basis. The determination of whether the Company is the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires judgment.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

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
The Company is the primary beneficiary of CLOs to which the Company transfers or directs the transfer of bank loans, securities and participation interests in the form of senior secured loans, second lien loans, unsecured loans, bonds and revolving credit loans to corporate entities. The Company also retained a portion of the secured notes issued by the CLOs. The Company was involved in the decisions made during the structuring and design phase of the entity. The Company acts as the portfolio manager for the CLOs and holds variable interests consisting of the retained notes in the CLOs that could potentially be significant. The assets of the CLOs consist of loans, bonds and notes to corporate entities, which are available for the benefit of the vehicle’s beneficial interest holders. The creditors of the VIEs do not have recourse to the assets of the Company and the assets of the VIEs are not available to satisfy any debt other than those specific to the VIE.
The Company also holds interest in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company’s variable interest in these entities is in the form of insignificant CLO securities and fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities.
As of November 30, 2019, the Company recorded held-to-maturity investments of $67.6 million at amortized cost and $9.8 million of available-for-sale at fair value, attributed to three non-consolidated VIEs which are included within Investments, on the Consolidated Balance Sheets. The Company also had $2.3 million of receivables related to these non-consolidated VIEs which are included within Other assets and Accrued interest receivable, on the Consolidated Balance Sheets. As of November 30, 2019, the Company’s maximum exposure to losses from this investment was $80.8 million.
9. CREDIT FACILITIES, NET
As of November 30, 2019 and 2018, the Company had secured credit facilities totaling $2.4 billion and $1.7 billion, respectively, which were used to fund and purchase loans. The interest rates related to the credit facilities are primarily variable interest rates based on LIBOR plus a spread as stated in the respective agreements. The credit facilities are secured by the underlying loans funded with the proceeds of the respective facility.
During the years ended November 30, 2019, 2018 and 2017, the Company entered into revolving credit agreements for $1.2 billion, $1.0 billion and $0.6 billion, respectively. During the years ended November 30, 2019, 2018 and 2017, $0.5 billion, $1.1 billion and $0.6 billion of outstanding commitments matured or terminated and any outstanding amounts were repaid, respectively.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Below is a summary of the Credit Facilities and Fronting Lines as of November 30, 2019 and the related expenses for the year ended November 30, 2019 (in millions):

	SENIOR SECURED REVOLVING CREDIT FACILITY		THIRD PARTY FRONTING LINE		MEMBERS’ FRONTING LINE	APEX CLO 2019 WH	APEX CLO 2019 WH II	JFIN REVOLVER CLO 2019	JFIN REVOLVER CLO 2019 II	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	TOTAL
Total availability under the facility	$330.0	(1)	$825.0	(2)	$500.0	$—	$—	$187.5	$187.5	$100.0	$300.0	$2,430.0
Outstanding balance	—		—		—	—	—	—		56.2	188.4	244.6	(3)
Current availability	$330.0		$825.0		$500.0	$—	$—	$187.5	$187.5	$43.8	$111.6	$2,185.4
Principal balance of loans pledged as collateral	$—		$—		$—	$—	$—	$17.7	$12.6	$74.9	$327.8	$433.0
Largest outstanding amounts during the periods	267.4		825.0		—	271.4	258.4	—	—	59.2	188.4
Interest expense incurred	1.1		4.6		—	2.8	1.6	—	—	1.9	7.3	19.3
Undrawn facility fees incurred(4)	0.6		5.9		2.4	—	—	2.2	0.7	0.2	1.8	13.8
Variable interest rate based on LIBOR	Libor +2.75%		4.99%		—	N/A	N/A	Libor +1.50%	Libor +1.50%	Libor+1.40%	Libor+2.32%
Maturity Date	6/3/2022		2/19/2020		3/1/2020(5)	Terminated	Terminated	2/27/2026	9/8/2026	9/12/2021	2/10/2022

(1)
This facility is secured on a super priority basis by the collateral securing the Senior Secured Debt (refer to Note 11). The collateral is comprised of JFIN’s unrestricted cash, loans receivable and loans held for sale, net not encumbered by other facilities.

(2)	On February 20, 2019, the Third Party Fronting Line was increased to $825.0 million from $800.0 million.

(3)	Outstanding balance does not include $12.0 million of deferred structuring fees which is recorded as a direct reduction of the credit facility on the consolidated balance sheet.

(4)	Included in Interest Expense in the Consolidated Statements of Earnings.

(5)	The Member’s $500 million Fronting Line was renewed until March 1, 2020. Each Member, at their discretion may make available additional advances in excess of its committed amount.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Below is a summary of the Credit Facilities and Fronting Lines as of and for the year ended November 30, 2018 and related expenses for the year ended November 30, 2018 (in millions):

	THIRD PARTY FRONTING LINE		MEMBERS’ FRONTING LINE	APEX CLO 2017 III WH	APEX CLO 2018 WH II	CLO 2012 WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	TOTAL
Total availability under the facility	$800.0	(1)	$500.0	$—	$—	$—	$100.0	$300.0	$1,700.0
Outstanding balance	—		—	—	—	—	54.0	138.1	192.1	(2)
Current availability	$800.0		$500.0	$—	$—	$—	$46.0	$161.9	$1,507.9
Principal balance of loans pledged as collateral	$—		$—	$—	$—	$—	$73.2	$249.0	$322.2
Largest outstanding amounts during the periods	977.2		500.0	359.3	259.6	126.7	55.4	148.6
Interest expense incurred	3.4		2.0	3.0	3.0	0.9	1.3	6.5	20.1
Undrawn facility fees incurred(3)	5.9		2.6	—	—	—	0.3	2.0	10.8
Variable interest rate based on LIBOR	4.67%		5.30%	N/A	N/A	N/A	4.04%	4.76%
Maturity Date	2/20/2019		3/1/2019(4)	Terminated	Terminated	Terminated	9/12/2021	2/10/2022

(1)
On February 21, 2018, the Third Party Fronting Line was increased to $800.0 million from $500.0 million. Third Party Fronting line included a temporary increase of $233.0 million from 2/27/2018 to 3/27/2018.

(2)	Outstanding balance does not include $5.9 million of deferred structuring fees which is recorded as a direct reduction of the credit facility on the consolidated balance sheet.

(3)	Included in Interest Expense in the Consolidated Statements of Earnings.

(4)	The Member’s $500 million Fronting Line was renewed until March 1, 2019. Each Member, at their discretion may make available additional advances in excess of its committed amount.
Below is a summary of the Credit Facilities and Fronting Lines as of and for the year ended November 30, 2017 (in millions):

	THIRD PARTY FRONTING LINE	MEMBERS’ FRONTING LINE	APEX CLO 2017 III WH	CLO 2016 II WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	JFUND V LLC	TOTAL
Total availability under the facility	$500.0	$500.0	$250.0	$—	$100.0	$300.0	$—	$1,650.0
Outstanding balance	—	—	154.8	—	23.4	145.6	—	323.8	(1)
Current availability	$500.0	$500.0	$95.2	$—	$76.6	$154.4	$—	$1,326.2
Principal balance of loans pledged as collateral	$—	$—	$246.6	$—	$32.0	$251.1	$—	$529.7
Largest outstanding amounts during the periods	500.0	1,100.0(2)	154.8	325.3	43.9	193.1	345.6
Interest expense incurred	4.4	5.1	0.9	1.6	0.7	6.7	3.1	22.5
Undrawn facility fees incurred(3)	3.0	1.7	—	—	0.3	1.2	1.0	7.2
Variable interest rate based on LIBOR	4.19%	4.92%	3.34%	2.98%	2.88%	3.75%	3.05%	—
Maturity Date	2/26/2018(4)	3/1/2018(5)	8/4/2018	Terminated	9/12/2021	2/10/2022(6)	Terminated

(1)	Outstanding balance does not include $5.7 million of deferred structuring fees which is recorded as a direct reduction of the credit facility on consolidated balance sheet.

(2)	Each Member, at their discretion may make available additional advances in excess of its committed amount.

(3)	Included in Interest Expense in the Consolidated Statements of Earnings.

(4)	On February 27, 2016, the Third Party Fronting Line was increased to $500.0 million from $481.7 million.

(5)	After March 1, 2016, the Members’ Fronting Line contains annual automatic one-year extensions, absent a 60-day termination notice by either party.

(6)	On February 10, 2017, the maturity of the facility was extended until February 10, 2022.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Corporate Revolver—As part of the refinancing, on June 3, 2019 (see Note 11 for further details), the Company entered into a $275.0 million priority senior secured revolving credit facility (the “Corporate Revolver”) intended to be used for general corporate purposes. During the year, the corporate revolver was increased to $330 million by exercising an accordion feature in the existing credit agreement, which allows the Company to increase the facility up to $350 million. The Corporate Revolver will mature on the third anniversary of its closing date, with up to two automatic one-year extensions subject to certain conditions, and has a super-priority payment interest in the collateral securing the new senior secured term loan and the 2026 Secured Notes. Included within the Corporate Revolver is a $100.0 million letter of credit sub-facility which allows the Company to issue letters of credit to borrowers under credit facilities originated by JFIN. Interest is charged on issued letters of credit at a rate of 2.75%. As of November 30, 2019, there were $4.9 million of letters of credit borrowed under the LC Facility.
Natixis LC Facility—On August 17, 2011, JFIN entered into a letter of credit and reimbursement agreement with Natixis, New York Branch for a $50.0 million letter of credit commitment (the “LC Facility”). The LC Facility was established for the purpose of issuing letters of credit to borrowers under credit facilities originated by JFIN. In June 2015, the Company extended its availability under the LC Facility until June 26, 2018. Subsequent to August 31, 2018, JFIN extended this agreement to June 26, 2021. Natixis may request the Company to post cash collateral not less than 105% of the outstanding face amount of issued letters of credit if certain events of default occur or 30 days prior to the termination of the LC Facility. Interest is charged on issued letters of credit at a rate of LIBOR plus a margin of 2.5%. As of November 30, 2019 and 2018, there were $46.8 million and $45.1 million, respectively, of letters of credit issued under the LC Facility. Interest expense for the years ended November 30, 2019, 2018 and 2017 was $1.2 million, $1.1 million and $1.0 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
Wells Fargo LC Facility—On March 10, 2016, the Company’s wholly-owned subsidiary JFIN LC Fund LLC (“LC Fund”), which was formed on February 1, 2016, entered into a Standby Letter of Credit Facility with Wells Fargo Bank, National Association (“Wells Fargo”), as issuing bank, pursuant to which the issuing bank has committed to provide a revolving letter of credit facility in an aggregate principal amount of up to $50.0 million. LC Fund’s obligations under the facility mature on the third anniversary of the closing date and are secured by a first lien perfected security interest in a specified segregated deposit account held at Wells Fargo into which the Company is required to deposit 102% of the outstanding face amount of issued letters of credit. The Company guarantees the payment obligations of LC Fund under the facility. In April 2019, the Company increased its stand by letter of credit facility to $150 million, and renewed the facility for an additional two years to April 25, 2021. As of November 30, 2019 and 2018, there were $66.4 million and $50.4 million, respectively, of letters of credit borrowed under the LC Facility. Interest expense for the years ended November 30, 2019, 2018 and 2017 was $1.9 million, $1.5 million and $0.5 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
Deferred Structuring Fees—Deferred structuring fees in aggregate were $12.0 million and $5.0 million at November 30, 2019 and 2018, respectively, and are included in Credit facilities, net on the Consolidated Balance Sheets. Amortization of deferred structuring fees expense for the years ended November 30, 2019, 2018 and 2017 was $6.7 million, $6.5 million and $4.6 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
10. SECURED NOTES PAYABLE, NET
CLOs consolidated by the Company are funded by the issuance of notes, which are included in Secured notes payable, net on the Consolidated Balance Sheets. Each of the CLOs’ respective assets are pledged as collateral against the secured notes issued by the respective CLO. The cash held by the term loan CLOs is used first to pay interest due to note holders or to be reinvested in loans as prescribed by the indentures. Four revolver CLOs contain $747.7 million of variable funding notes (VFN) that contractually bind the holders to fund the notes upon certain events outlined in the indenture. As of November 30, 2019, the outstanding balance of the VFNs is zero. For the consolidated CLOs, JFIN is entitled to the residual interest of all CLOs after all claims to note holders have been paid.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Following are the remaining maturities of the secured notes payable, net (in thousands):

	NOVEMBER 30, 2019	NOVEMBER 30, 2018
Due in 2020	$—	$—
Due in 2021	—	—
Due in 2022	—	—
Due in 2023	—	—
Due in 2024	53,100	51,864
Thereafter	3,563,344	3,568,328
Total	$3,616,444	$3,620,192

For the years ended November 30, 2019, 2018 and 2017 the Company repaid $608.4 million, $1,819.8 million and $1,779.1 million of outstanding secured notes payable.
Interest rates related to the secured notes are variable interest rates based on LIBOR plus a spread as stated in the respective note agreements ranging from 0.800% to 9.080%.
In connection with the refinancing of one of the Company’s CLO’s for the year ended November 30, 2019, $1.2 million of structuring fees were accelerated and are included in interest expense in the Consolidated Statements of Earnings. In connection with the refinancing of four of the Company’s CLO’s for the year ended November 30, 2018, $12.8 million of original issue discount and $5.5 million of structuring fees were accelerated and are included in interest expense in the Consolidated Statements of Earnings.
Deferred Structuring Fees—Deferred structuring fees in aggregate were $32.4 million and $33.6 million as of November 30, 2019 and 2018, respectively, and are included in Secured notes payable, net on the Consolidated Balance Sheets. Deferred structuring fee expense was $8.2 million,$15.7 million and $17.5 million for years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
Original Issue Discount—The unamortized original issue discount of $23.2 million and $26.6 million as of November 30, 2019 and 2018, respectively, and are included within Secured notes payable, net on the Consolidated Balance Sheets. Original issue discount expense was $4.2 million, $25.3 million and $16.9 million for the years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
11. LONG-TERM DEBT, NET
Below is a summary of JFIN’s long-term debt as of November 30, 2019 (in millions):

DESCRIPTION	ISSUE DATE	OUTSTANDING PRINCIPAL AMOUNT	MATURITY	INTEREST RATE	INTEREST PAYMENT DATES
2024 Senior Unsecured Notes (“2024 Notes”)	8/03/2017	$371.1	August 15, 2024	7.250%	February and August 15
2026 Senior Secured Notes (“2026 Secured Notes”)	6/03/2019	$400.0	June 3, 2026(1)	6.250%	December and June 1
Senior Secured Term Loan (“Term Loan”)	6/03/2019	$746.3	June 3, 2026(1)	Libor+3.750%	Last business day of each fiscal quarter

(1)	The Term Loan and the 2026 Secured Notes mature on June 3, 2026, or May 16, 2024 if the amount outstanding on the 2024 Notes equals or exceeds $150 million on such date.
On June 3, 2019, JFIN refinanced its debt capital structure by redeeming the 2020 Notes, 2021 Notes, 2022 Notes and the existing $250.0 million term loan and issued a new $275.0 million Corporate Revolver (refer to Note 9), $750.0 million Term Loan and $400.0 million of 2026 Secured Notes, (collectively the “Senior Secured Debt”) to third party investors intended to be used for general corporate purposes. The Senior Secured Debt is secured by a first lien security interest in unrestricted cash and loan receivables not encumbered by other facilities, and is subject to certain negative covenants with the Corporate Revolver having priority of payment over the Term Loan and 2026 Secured Notes. As of November 30, 2019, $1.9 billion of collateral was pledged to the Senior Secured Debt and as of November 30, 2018, $1.8 billion of loans were pledged as collateral to the existing term loan. In connection with the refinancing, when the Company extinguished the 2020 Notes, 2021 Notes, 2022 Notes and the

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

existing term loan, the Company accelerated $10.9 million of deferred structuring fees and paid call premiums of $14.2 million to noteholders.
The 2026 Secured Notes are redeemable, in whole or in part, at any time on or after June 1, 2022 at the redemption prices specified in the applicable offering memorandum. Prior to June 1, 2022, the Notes may be redeemed at a “make whole” premium specified in the applicable offering memorandum. In addition, prior to June 1, 2022, up to 40% of the 2026 Secured Notes may be redeemed at a price of 106.250% of the aggregate principal amount of 2026 Secured Notes being redeemed with the proceeds of certain equity issuances.
At any time prior to August 15, 2020, the Company may redeem the 2024 Notes, in whole or in part, at the Company’s option, at a redemption price equal to 100% of the principal amount of such 2024 Notes, plus the relevant Applicable Premium, as defined in the applicable offering memorandum as of, and accrued and unpaid interest, if any, to but not including the applicable redemption date.
The table below summarizes the respective redemption prices for the 2024 Notes and 2026 Secured Notes within the twelve-month period after the respective redemption dates, plus accrued but unpaid interest:

	2024 NOTES	2026 NOTES
YEAR	PERCENTAGE
2020	103.625%	106.250%
2021	101.813%	106.250%
2022	100.000%	103.125%
2023	100.000%	101.563%
2024	100.000%	100.000%
2025 and thereafter	—	100.000%
Prior to August 15, 2020, the Company may redeem the 2024 Notes with cash proceeds from any equity offering at a redemption price of 107.250%, plus accrued but unpaid interest, if any, up to but not including the applicable redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the 2024 Notes (including any additional notes): provided that (1) in each case the redemption takes place not later than 180 days after the consummation of the related equity offering, and (2) not less than 60% of the original aggregate principal amount of such notes (including any additional notes) remains outstanding immediately after such redemption (excluding the aggregate principal amount of all Notes of such series, then held by the Issuers or any of their restricted subsidiaries).
Neither the 2024 Notes nor the 2026 Secured Notes are guaranteed by any of the Company’s subsidiaries; however, its subsidiaries may be required to guarantee the 2024 Notes and 2026 Secured Notes in the future pursuant to certain covenants as defined in the applicable offering memorandums.
If a change of control occurs, the holders of each series of the 2024 Notes and 2026 Secured Notes will have the right to require the Company to repurchase their notes, in whole or in part, at a purchase price of 101% of the principal amount of such notes, plus accrued and unpaid interest, if any, to the date of repurchase. If the Company sells certain assets and the net cash proceeds are not applied as permitted under the indenture governing the 2024 Notes and 2026 Secured Notes, the Company may have to use such proceeds to offer to purchase some of such notes at 100% of the principal, plus accrued and unpaid interest, if any, to the date of repurchase.
Interest expense related to Long-term debt was $119.7 million, $145.8 million and $125.3 million for the years ended November 30, 2019, 2018 and 2017, respectively.
Deferred Structuring Fees—Deferred structuring fees in aggregate were $20.4 million and $20.3 million as of November 30, 2019 and 2018, respectively and are included in Long-term debt, net on the Consolidated Balance Sheets. Amortization of deferred structuring fee expense was $15.8 million, $6.7 million and $7.6 million for the years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
Original Issue Discount—The unamortized original issue discount of $1.7 million and $0.5 million as of November 30, 2019 and 2018, respectively, was included within Long-term debt, net on the Consolidated Balance Sheets. The amortization of the original issue discount was $0.6 million, $0.1 million and $1.5 million for the years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

12. FEE INCOME, NET
The Company presents fee income net of origination, syndication and deferred underwriting fees in the Consolidated Statements of Earnings. The following is a summary of the components of Fee income, net for the years ended November 30, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Underwriting fees	$339,198	$641,094	$625,754
Administration fees	13,600	11,137	8,399
Other fees	61,839	67,887	61,024
	414,637	720,118	695,177
Less:
Deferred underwriting fees	(87,361)	(136,292)	(113,179)
Jefferies LLC fees, net(1)	(123,200)	(268,705)	(279,337)
Third party fees	(28,954)	(32,265)	(32,638)
Fee income, net	$175,122	$282,856	$270,023

(1)	Jefferies LLC is a wholly owned subsidiary of JGL.
13. OTHER (LOSSES) GAINS, NET
The following summarizes Other (losses) gains, net for the years ended November 30, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Realized gain on sale of loans held for sale	$13,466	$10,445	$6,467
Change in fair value of loans held for sale	—	(5)	(4,634)
Realized (loss) gain on investments	(11,889)	492	1,047
Unrealized (loss) gain on investments	(33,565)	(2,116)	1,863
Call premium on long-term debt	(14,198)	—	—
Other gains	6,107	—	—
Dividends	438	307	1,937
Other (losses) gains, net	$(39,641)	$9,123	$6,680

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
The realization of deferred tax assets is assessed, and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company follows the provisions of accounting for uncertainty in income taxes which prescribes a recognition threshold under which it is determined whether it is more likely than not that a tax position will be sustained on the basis of the technical merits of the position. For those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of the tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the tax authority is recognized.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Income tax expense for the years ended November 30, 2019, 2018 and 2017 consists of the following (in thousands):

	2019	2018	2017
Current—local	$2,701	$7,591	$5,750
Deferred—local	(1,439)	(91)	550
Total income tax expense	$1,262	$7,500	$6,300

Deferred income taxes are provided for temporary differences in reporting certain items, principally the allowance for loan losses and deferred loan fees. The Company had a net deferred tax asset of $6.3 million and $4.9 million as of November 30, 2019 and 2018, respectively, included in Other assets on the Consolidated Balance Sheets.
For the years ended November 30, 2019 and 2018, the Company concluded, based upon its assessment of positive and negative evidence, that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company did not record a valuation allowance as of November 30, 2019 and 2018.
The Company’s effective tax rate was 2.8%, 3.7% and 3.4% for years ended November 30, 2019, 2018 and 2017, respectively. The Company’s effective tax rate for the years ended November 30, 2019, 2018 and 2017 differed from the New York City statutory rate of 4.0% primarily due to unrecognized tax benefits related to state and local jurisdictions.
Company had a current income tax payable including the cumulative balance of unrecognized tax benefits of $30.0 million and $27.7 million as of November 30, 2019 and 2018 respectively, included in Other liabilities on the Consolidated Balance Sheets.
The balance of net unrecognized tax benefits was $28.9 million and $28.2 million as of November 30, 2019 and 2018, respectively. Interest related to income tax liabilities is recognized in income tax expense in the Consolidated Statements of Earnings. Penalties, if any, are recognized in other expenses in the Consolidated Statements of Earnings. The Company has interest accrued of approximately $7.2 million and $5.3 million as of November 30, 2019 and 2018, respectively. No material penalties have been accrued.
The Company is currently under examination by New York City for the years 2006 to 2015. The Company does not expect that the resolution of this examination will have a material impact on the Consolidated Financial Statements.
15. RELATED PARTY TRANSACTIONS
JGL—JGL equity capital commitment to JFIN is $750.0 million. During the first quarter of 2019, JFIN returned $75.0 million of capital to JGL and in 2018 JFIN made a tax distribution of $40.0 million. The undrawn capital commitment available to JFIN from JGL as of November 30, 2019 and 2018 was $106.3 million and $55.2 million, respectively, as outlined in the LLC agreement.
JFIN owed JGL $0.3 million as of November 30, 2019 and 2018, related to interest payable on the Members’ Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets. Interest expense on the Members’ Fronting Line for JGL was $1.2 million, $2.4 million and $3.5 million for the years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings. The Company had no borrowings from JGL for the year ended November 30, 2019 and borrowed in aggregate from JGL $1.9 billion and $3.0 billion for the years ended November 30, 2018 and 2017, respectively.
On March 28, 2019, the JFIN provided a promissory note to JGL (“The Note”) in the principal amount of $1.0 billion. The Note stipulated interest at Libor plus 5.0% per annum and a scheduled maturity date of May 15, 2019 with an option to prepay The Note in whole or in part without penalty or premium. The Note was fully repaid on May 15, 2019. Interest income earned on The Note of $3.8 million is included in Interest income in the Consolidated Statements of Earnings.
Mass Mutual—Mass Mutual equity capital commitment to JFIN is $750.0 million. During the first quarter of 2019, JFIN returned $75.0 million of capital to Mass Mutual and in 2018 JFIN made a tax distribution of $40.0 million. The undrawn capital commitment available to JFIN from Mass Mutual as of November 30, 2019 and 2018 was $106.3 million and $55.2 million, respectively, as outlined in the LLC agreement.
JFIN owed Mass Mutual $0.3 million and $0.6 million as of November 30, 2019 and 2018, related to interest payable on the Members’ Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets. Interest expense on the Members’ Fronting Line for Mass Mutual was $1.2 million,$2.1 million and $3.2 million for the years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings. The Company had no borrowings from Mass Mutual for the year ended November 30, 2019 and borrowed in aggregate from Mass Mutual $1.3 billion and $1.8 billion for the years ended November 30, 2018 and 2017, respectively.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Mass Mutual has also provided JFIN’s direct lending subsidiary, JFAM access to capital to invest on it’s behalf and paid $0.6 million and $0.7 million for years ended November 30, 2019 and 2018, respectively in management fees to JFAM, which is included in Fee income, net in the Consolidated Statements of Earnings.
During the year the Company entered into a Limited Partnership Agreement with Mass Mutual for the purpose of investing in certain revolving credit facilities. Please refer to Note 6 for further information. In conjunction with the agreement, the expense was $4.5 million for year ended November 30, 2019, which is included in Interest expense in the Consolidated Statement of Earnings. As of November 30, 2019 the related interest payable was $0.4 million and was recorded in Due to affiliates on the Consolidated Balance Sheets.
Babson Capital Management LLC (“BCM”)—BCM is the subadvisor to one of the Company’s CLOs and is entitled to receive management and incentive fees, which are included in General, administrative and other in the Consolidated Statements of Earnings.
Below is a summary of management fees earned by BCM for years ended November 30, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Management fees charged by BCM	$190	$912	$2,807

JFIN owed BCM approximately $0.2 million related to collateral management fees as of November 30, 2018, which is recorded in Due to affiliates on the Consolidated Balance Sheets.
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
Below is a summary of expenses charged by Jefferies to JFIN for the years ended November 30, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Compensation and benefits	$34,345	$31,661	$24,222
Administration expenses	22,052	26,003	22,938
Occupancy expenses	3,661	3,322	2,928
New York City Unincorporated Business Tax	480	635	291
Expenses charged by Jefferies	$60,538	$61,621	$50,379

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
Under the Jefferies Service Agreement, JFIN receives from and pays to Jefferies fees on certain transactions originated by Jefferies. Net fees paid to Jefferies were $123.2 million, $268.7 million and $279.3 million for the years ended November 30, 2019, 2018 and 2017, respectively, and are recorded in Fee income, net, in the Consolidated Statements of Earnings.
As it relates to these loan origination fees, JFIN owed Jefferies $16.9 million and $34.6 million at November 30, 2019 and 2018, respectively, which were recorded in Due to affiliates on the Consolidated Balance Sheets.
In the regular course of business, JFIN enters into agreements, related to specific transactions, with Jefferies and/or JGL and other related entities to provide certain operational support, subsidies for loans, reimbursement of expenses, loan trading, or to mitigate potential losses on transactions.
Additionally, JFIN had cash on deposit at Jefferies totaling $30.9 million and $14.1 million at November 30, 2019 and 2018.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

In connection with the debt refinancing, Jefferies acted as underwriter. Jefferies also acted as a placement agent and underwriter for certain CLOs and holds a portion of certain secured notes.
Other Jefferies Affiliates—For the year ended November 30, 2019, Jefferies Leveraged Credit Products, LLC (“JLCP”) purchased $507.9 million of loans originated by JFIN.
On April 20, 2018, JFIN CLO 2012 WH entered into a $200.0 million pre-CLO warehouse financing arranged by JLCP. The warehouse was terminated on August 17, 2018 when the assets were contributed into the CLO. On December 21, 2018, Apex Credit CLO 2019 entered into a $250.0 million pre-CLO warehouse financing arranged by Jefferies Structured Credit LLC. The warehouse was terminated on May 30, 2019 when the assets were contributed into the CLO. On June 4, 2019, Apex Credit CLO 2019 II entered into a $200.0 million pre-CLO warehouse financing arranged by Jefferies Structured Credit LLC.
As of November 30, 2019, Jefferies Financial Group committed to purchase $66 million of a loan originated by JFIN, which was subsequently settled after the balance sheet date.
On August 10, 2017, Jefferies Funding LLC (JFL), a wholly owned subsidiary of JGL, entered into participation agreements with JFIN whose underlying value is based on certain securities issued by certain CLOs. Under this agreement, JFIN paid approximately $1.3 million to JFL.
16. LOAN COMMITMENTS
From time to time, the Company makes commitments to extend revolving lines of credit and delayed draw term loans to borrowers. These commitments are not recorded as assets on the Consolidated Balance Sheets. Once drawn, the funded amounts can be pledged as collateral under the Company’s credit facilities. As of November 30, 2019 and 2018, the Company had undrawn commitments of $2.4 billion and $2.2 billion, respectively. As of November 30, 2019, the Company, through CLOs and CLO warehouses, had the capacity to fund $1.2 billion of revolving commitments. In addition, $209 million of revolving commitments were held in a credit facility subject to equity requirements. As of November 30, 2019 and 2018, these commitments had maturity dates through September 2026 and June 2026, respectively. For the years ended November 30, 2019, 2018 and 2017, the Company earned unfunded fees of $16.4 million, $15.4 million and $13.0 million, respectively. These amounts are included in Fee income, net in the Consolidated Statements of Earnings.
In addition, during the normal course of business, the Company extends commitments to underwrite loan products. As of November 30, 2019, the Company had $3.2 billion of commitments to these credit facilities, of which $2.0 billion had been syndicated to third parties. As of November 30, 2018, the Company had $3.4 billion of commitments to these credit facilities, of which $0.7 billion had been syndicated to third parties.
17. CONCENTRATIONS OF CREDIT RISK
In the normal course of business, the Company engages in commercial lending activities with borrowers primarily throughout the United States. As of November 30, 2019, there were two borrowers whose individual outstanding loan balance represented 5% or more of all loan balances. As of November 30, 2018, there was only one borrower whose individual outstanding loan balance represented 5% or more of all loan balances. As of November 30, 2019, healthcare, high tech industries, and consumer goods were the largest industry concentrations, which made up approximately 12%, 11% and 10%, respectively, of all loan balances. As of November 30, 2018, business services, healthcare and retail were the largest industry concentrations, which made up approximately 27%, 11% and 8%, respectively, of all loan balances. Loans balances include Loans receivable and Loans held for sale, net.
* * * * * *

