Form 10-K/A
period 2019-11-30
Jefferies Financial Group Inc.
filed 2020-03-26
CIK 96223

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, filed with the U.S. Securities and Exchange Commission on January 29, 2020 ("Original Report") solely to add National Beef Packing Company, LLC ("National Beef") financial statements as of December 28, 2019 and December 29, 2018 and for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 and Berkadia Commercial Mortgage Holding LLC ("Berkadia") financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017. The National Beef and Berkadia financial statements are included in Item 15(c), Financial Statement Schedule as required pursuant to Rule 3-09 of Regulation S-X.

This Amendment No.1 does not reflect events occurring after the filing of the Original Report and does not modify or update disclosures as originally filed, except as required to reflect the additional information provided herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

Reports of Independent Registered Public Accounting Firm	F-1***
Financial Statements:
Consolidated Statements of Financial Condition at November 30, 2019 and 2018	F-4***
Consolidated Statements of Operations for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017	F-5***
Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017	F-7***
Consolidated Statements of Cash Flows for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017	F-8***
Consolidated Statements of Changes in Equity for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017	F-10***
Notes to Consolidated Financial Statements	F-11***

(2)	Financial Statement Schedules.
Schedule I - Condensed Financial Information of Jefferies Financial Group Inc. (Parent Company Only) at November 30, 2019 and 2018 and for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017.***

(3)	See Exhibit Index below for a complete list of Exhibits to this report.

(b)	Exhibits.
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-5721, unless otherwise indicated.
(c)    Financial Statement Schedules.
Jefferies Finance LLC financial statements as of November 30, 2019 and 2018, and for the years ended November 30, 2019, 2018 and 2017.***
National Beef Packing Company, LLC financial statements as of December 28, 2019 and December 29, 2018, and for the years ended December 28, 2019, December 29, 2018 and December 30, 2017.
Berkadia Commercial Mortgage Holding LLC financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017.

2

Item 16.	Form 10-K Summary.
None.
Exhibit Index

3.1	Restated Certificate of Incorporation of Jefferies Financial Group Inc. (filed as Exhibit 3.1 to the Company's Form 10-Q filed on August 1, 2018).*

3.2	Amended and Restated By-Laws of Jefferies Financial Group Inc. (effective May 23, 2018) (filed as Exhibit 3.2 to the Company's Form 10-Q filed on August 1, 2018).*

4.1	The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.***

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

23.1
Consent of Deloitte & Touche LLP. with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318 and No. 333-232532) and Form S-3ASR (No. 333-214759).***

23.2
Consent of Deloitte & Touche LLP, with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318 and No. 333-232532) and Form S-3ASR (No. 333-214759).***

23.3	Consent of Grant Thornton LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318 and No. 333-232532).

3

23.4	Consent of Deloitte & Touche LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318 and No. 333-232532).

23.5	Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318 and No. 333-232532).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

101.SCH	iXBRL Taxonomy Extension Schema Document.

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101).
____________________________

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.
***	Included in Part IV in Jefferies Annual Report on Form 10-K for the fiscal year ended November 30, 2019, which was initially filed with the U.S. Securities and Exchange Commission on January 29, 2020.

4

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.

Date: March 26, 2020	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller

5

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Managers
National Beef Packing Company, LLC

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC (a Delaware limited liability company) and subsidiaries, which comprise the consolidated balance sheets as of December 28, 2019 and December 29, 2018, and the related consolidated statements of operations, comprehensive income, members’ capital, and cash flows for the fiscal years then ended, and the related notes to the financial statements.

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

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of December 28, 2019 and December 29, 2018, and the results of their operations and their cash flows for the fiscal years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter
As discussed in Note 2, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASC 842. Our opinion is not modified with respect to this matter.

/s/ Grant Thornton LLP
Kansas City, Missouri

February 25, 2020

INDEPENDENT AUDITORS’ REPORT

The Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC and its subsidiaries (the "Company"), which comprise the consolidated statements of operations, comprehensive income, members’ capital, and cash flows for the fiscal year ended December 30, 2017, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Beef Packing Company, LLC and its subsidiaries for the fiscal year ended December 30, 2017, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Kansas City, Missouri

March 14, 2018

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	December 28, 2019	December 29, 2018(a)
Assets
Current assets:
Cash and cash equivalents	$12,507	$46,746
Accounts receivable, less allowance for returns and doubtful accounts of $2,540 and $2,584, respectively	290,391	225,251
Due from affiliates	961	803
Other receivables	5,887	4,718
Inventories	287,795	256,338
Other current assets	28,819	21,025
Total current assets	626,360	554,881
Property, plant and equipment, at cost:
Land and improvements	35,453	27,056
Buildings and improvements	261,280	230,422
Machinery and equipment	536,763	452,084
Trailers and automotive equipment	3,410	2,576
Furniture and fixtures	15,540	13,899
Construction in progress	88,372	59,853
	940,818	785,890
Less accumulated depreciation	412,921	343,104
Net property, plant and equipment	527,897	442,786
Goodwill	30,634	14,991
Other intangibles, net of accumulated amortization of $364,196 and $316,782, respectively	506,092	494,286
Right of use assets, net of accumulated amortization of $21,306 and $0, respectively	90,907	—
Other assets	29,316	19,581
Total Assets	$1,811,206	$1,526,525
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$19,678	$18,198
Current portion of right of use liabilities	25,248	—
Cattle purchases payable	116,280	109,083
Accounts payable — trade	109,232	88,936
Due to affiliates	2,762	150
Accrued compensation and benefits	151,920	111,046
Accrued insurance	21,819	24,515
Other accrued expenses and liabilities	44,794	34,399
Total current liabilities	491,733	386,327
Long-term debt, excluding current installments	410,560	161,639
Long-term portion of right of use liabilities	67,077	—
Other liabilities	21,603	22,273
Total liabilities	990,973	570,239
Commitments and contingencies
Members’ capital:
Members’ capital	820,332	956,365
Accumulated other comprehensive loss	(99)	(79)
Total members’ capital	820,233	956,286
Total Liabilities and Members' capital	$1,811,206	$1,526,525
(a) Financial information has been recast to include results attributable to Ohio Beef
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018(a)	52 weeks ended December 30, 2017
Net sales	$8,579,568	$7,680,763	$7,353,662
Costs and expenses:
Cost of sales	7,554,273	6,890,424	6,764,057
Selling, general and administrative	83,005	74,720	77,459
Depreciation and amortization	121,598	105,512	98,515
Total costs and expenses	7,758,876	7,070,656	6,940,031
Operating income	820,692	610,107	413,631
Other income (expense):
Interest income	465	314	339
Interest expense	(11,515)	(10,483)	(6,658)
Income before taxes	809,642	599,938	407,312
Income tax expense	3,038	2,607	2,238
Net income	$806,604	$597,331	$405,074
(a) Financial information has been recast to include results attributable to Ohio Beef
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018(a)	52 weeks ended December 30, 2017
Net income	$806,604	$597,331	$405,074
Other comprehensive income:
Foreign currency translation adjustments	(20)	(22)	80
Comprehensive income	$806,584	$597,309	$405,154
(a) Financial information has been recast to include results attributable to Ohio Beef

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018(a)	52 weeks ended December 30, 2017
Cash flows from operating activities:
Net income	$806,604	$597,331	$405,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,598	105,512	98,515
Provision for returns and doubtful accounts	11,294	9,575	9,416
Deferred income tax provision	166	248	823
Gain on disposal of property, plant and equipment	(93)	(960)	(1,144)
Amortization of debt issuance costs	735	722	766
Change in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(57,561)	(41,361)	(29,370)
Due from affiliates	(158)	(17)	132
Other receivables	(1,169)	4,584	(2,787)
Inventories	(12,980)	14,615	14,051
Other assets	(17,480)	(9,829)	(4,598)
Right of use assets and lease liabilities, net	1,418	—	—
Cattle purchases payable	(11)	(7,649)	24,460
Accounts payable	8,674	(1,851)	7,485
Due to affiliates	2,612	(612)	(251)
Accrued compensation and benefits	40,874	28,406	13,930
Accrued insurance	(2,696)	9,854	(10,381)
Other accrued expenses and liabilities	4,633	6,611	27,905
Net cash provided by operating activities	906,460	715,179	554,026
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(91,553)	(96,530)	(70,446)
Acquisition of Iowa Premium LLC, net of cash acquired	(145,195)	—	—
Proceeds from sale of property, plant and equipment	1,916	2,122	2,791
Net cash used in investing activities	(234,832)	(94,408)	(67,655)
Cash flows from financing activities:
Receipts under revolving credit lines	167,696	255,288	280,000
Payments under revolving credit lines	(200,000)	(290,288)	(200,000)
Repayments of term note payable	—	—	(17,500)
Receipts under reducing revolving credit lines	741,250	300,000	197,500
Payments under reducing revolving credit lines	(470,250)	(285,000)	(335,000)
Net repayments of other indebtedness/capital leases	(1,429)	(105)	(119)
Cash paid for financing costs	(450)	—	(2,769)
Cash paid for common control acquisition	(60,000)	—	—
Member distributions	(882,637)	(572,409)	(427,739)
Net cash used in financing activities	(705,820)	(592,514)	(505,627)
Effect of exchange rate changes on cash	(47)	(27)	70
Net (decrease) increase in cash	(34,239)	28,230	(19,186)
Cash and cash equivalents at beginning of period	46,746	18,516	37,702
Cash and cash equivalents at end of period	$12,507	$46,746	$18,516
Supplemental disclosures:
Cash paid during the period for interest	$11,409	$11,333	$6,512
Cash paid during the period for taxes	$1,458	$1,906	$792
Supplemental non-cash disclosures of investing and financing activities:
Non-cash additions to property, plant and equipment	$11,551	$3,677	$—
Assets acquired through capital lease	$12,849	$147	$137
(a) Financial information has been recast to include results attributable to Ohio Beef
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Members’ Capital
(in thousands)

	Members’ Capital	Accumulated Other Comprehensive (Loss) Income	TOTAL
Balance at December 31, 2016	$951,930	$(137)	$951,793
Net income	405,074	—	405,074
Distributions	(427,739)	—	(427,739)
Foreign currency translation adjustments	—	80	80
Balance at December 30, 2017	$929,265	$(57)	$929,208
Net income	597,331	—	597,331
Equity acquired in common control transaction	2,178	—	2,178
Distributions	(572,409)	—	(572,409)
Foreign currency translation adjustments	—	(22)	(22)
Balance at December 29, 2018 (a)	$956,365	$(79)	$956,286
Net income	806,604	—	806,604
Contributions	157,181	—	157,181
Common control transaction distribution	(60,000)	—	(60,000)
Distributions	(1,039,818)	—	(1,039,818)
Foreign currency translation adjustments	—	(20)	(20)
Balance at December 28, 2019	$820,332	$(99)	$820,233
(a) Financial information has been recast to include results attributable to Ohio Beef
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

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Tama, Iowa, consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas and a beef patty manufacturing facility in North Baltimore, Ohio. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to the Company and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides hide tanning services for the Company. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas.  As of December 28, 2019 and December 29, 2018, approximately 58% and 63% respectively, of our employees were represented by collective bargaining agreements. The Company makes certain contributions for the benefit of employees (see Note 8).

On June 5, 2018, Marfrig Global Foods S.A (Marfrig) acquired a 51% interest in the Company from certain existing members for aggregate net cash consideration of approximately $969.0 million.

On November 30, 2019, Marfrig and certain existing members acquired an additional approximate 31% interest in the Company from an existing member for aggregate net cash consideration of approximately $860.0 million.
NOTE 2.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All amounts in the accompanying consolidated financial statements and related notes are presented in U.S. dollars.
Accounting Changes

Except for the changes discussed below, the Company has consistently applied the accounting policies to all periods presented in the consolidated financial statements.

Effective December 30, 2018, the beginning of our 2019 fiscal year, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842, “Leases” (“ASC 842”). We adopted this standard utilizing the FASB’s transition option which allows the Company to continue to apply the legacy guidance in ASC 840, “Leases” (“ASC 840”), including its disclosure requirements, in the comparative periods presented in the year of adoption. Accordingly, the relevant lease information in the accompanying financial statements and disclosures is accounted for under ASC 842 for fiscal year 2019, and ASC 840 for fiscal years 2018 and 2017. Adoption of the standard in fiscal 2019 resulted in an operating lease right of use asset of approximately $75.4 million and an operating lease right of use liability of approximately $76.4 million. Additional information regarding leases is included in “Note 4. Leases.”

Effective December 31, 2017, the beginning of our 2018 fiscal year, the Company adopted FASB’s ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). We adopted this standard using the cumulative effect adjustment, often referred to as modified retrospective approach. Under this method, we did not restate the prior financial statements presented. There was no cumulative effect to be recorded as an adjustment to the opening balance of retained earnings. The comparative information was not restated and continues to be presented under the accounting standards in effect for those periods. Additional information regarding revenue recognition is included in “Note 3. Revenue Recognition.”

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2019, 2018 and 2017 were each 52-week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.
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

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands):

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 30, 2017	$(3,944)	$(9,416)	$9,149	$(4,211)
December 29, 2018	$(4,211)	$(9,575)	$11,202	$(2,584)
December 28, 2019	$(2,584)	$(11,294)	$11,338	$(2,540)
Inventories

Inventories consist primarily of beef and beef by-products, parts and supplies and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.

Inventories at December 28, 2019 and December 29, 2018 consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Dressed and boxed beef products	$212,231	$190,683
Beef by-products	38,542	35,789
Parts, supplies and other	37,022	29,866
Total inventory	$287,795	$256,338

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation expense was $74.2 million, $60.3 million and $53.3 million for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative.  Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations as incurred.

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $1.4 million, $1.9 million and $1.0 million for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows.  Impairment, if any, is recognized based on fair value of the assets.  Assets to be disposed of are reported at the lower of cost or fair value less costs to sell and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of our property plant, and equipment may not be recoverable during 2019 or 2018.
Goodwill and Other Intangible Assets

ASC 350, Intangibles - Goodwill and Other, provides that goodwill shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  The Company evaluates goodwill annually for impairment at the end of December and this test involves comparing the fair value of a reporting unit to the reporting unit’s book value to determine if any impairment exists.  Fair values are based on valuation techniques we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The Company calculates the fair value of the reporting unit using estimates of future cash flows and other market comparable information deemed appropriate. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  If the book value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As a result of the testing performed on the Company’s goodwill, the fair value exceeded the carrying value of the reporting unit and thus no impairment charge was recorded. Adverse market or economic events could result in impairment charges in future periods.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of goodwill are as follows (in thousands):

	December 28, 2019	December 29, 2018
Beginning balance	$14,991	$14,991
Iowa Premium, LLC acquisition	15,643	—
Ending balance	$30,634	$14,991

ASC 360, Impairment and Disposal of Long-Lived Assets, provides that we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2019 or 2018 related to the Company’s intangible assets, thus no impairment charge was recorded.

The amounts of other intangible assets are as follows (amounts in thousands):

	Weighted Average Amortization Period	December 28, 2019
		Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$181,675
Trade names	20	290,148	104,934
Cattle supply relationships	15	143,600	76,587
Other	6	3,240	1,000
Total intangible assets	18	$870,288	$364,196

	Weighted Average Amortization Period	December 29, 2018
		Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$406,530	$158,095
Trade names	20	260,108	91,093
Cattle supply relationships	15	143,600	67,013
Other	10	830	581
Total intangible assets	18	$811,068	$316,782

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 the Company recognized $47.4 million, $45.3 million and $45.3 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 28, 2019, for each of the next five years and thereafter (in thousands):

Estimated amortization expense for fiscal years ending:
2020	$49,134
2021	49,134
2022	49,051
2023	48,713
2024	48,445
Thereafter	261,615
Total	$506,092
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
Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, as the Company is a limited liability company, the separate legal entity does not provide for income taxes, as the results of operations are included in the taxable income of the individual members. However, certain states impose privilege taxes on the apportioned taxable income or income related measurements of the Company.  To the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2019, 2018, 2017 and 2016.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 28, 2019 and December 29, 2018, as substantially all debt carries variable interest rates.
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
Advertising

Advertising expenses are charged to operations in the period incurred and were $17.5 million, $16.2 million and $20.8 million for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017.
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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Disaggregated Revenue

The following table further disaggregates our sales to customers by major revenue stream (in thousands):

	December 28, 2019	December 29, 2018
Beef, pork & beef by-products	$8,735,243	$7,811,381
Other	229,174	229,931
Intercompany	(384,849)	(360,549)
Net Sales	$8,579,568	$7,680,763
Contract Balances

Nearly all of the Company’s contracts with its customers are short-term, defined as less than one year. The Company receives payment from customers based on terms established with the customer. Payments are typically due within seven days of delivery. There are rarely contract assets related to costs incurred to perform in advance of scheduled billings. The Company, which ships internationally, requires certain customers to pay in advance to avoid collection risk. Revenue contract liabilities relate to payments received in advance of satisfying the performance under the customer contract and are included in other accrued expenses and liabilities in the consolidated balance sheets.

Changes in the contract liability balances during 2019 are as follows (in thousands):

	December 28, 2019	December 29, 2018	Change
Contract liabilities	$21,079	$15,096	$5,983

Changes in the contract liability balances during 2018 are as follows (in thousands):

	December 29, 2018	December 30, 2017	Change
Contract liabilities	$15,096	$20,904	$(5,808)

Substantially all of the contract liability as of December 29, 2018 was recognized in revenue during 2019. The Company expects to recognize substantially all of the current year liability in 2020.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LEASES

The Company reviews all agreements entered into in order to determine if the contract contains a lease which will be accounted under ASC 842. Our portfolio of leases primarily consists of machinery, equipment and railcars for our slaughter and fabrication facilities and tractors and trailers for our wholly owned trucking subsidiary, National Carriers. In addition, we lease our corporate headquarters facility and various regional offices.

Many of our tractor and trailer leases include a terminal rental adjustments clause (“TRAC”). Under these arrangements, at the end of the lease term and upon the lessor’s sale or disposition of the assets, if the amount received by the lessor is less than an amount predetermined and agreed upon in the lease arrangement, or the TRAC value, the Company is liable to the Lessor and shall immediately pay to the Lessor the amount of the deficiency as additional rental payments. The additional amount is typically limited to the TRAC value less a percentage of the original fair value of the leased assets. The Company considers these potential incremental lease payments as residual value guarantees and only includes the probable portion as lease payments upon lease commencement.

The majority of our leases include fixed rental payments. Certain of our lease agreements contain options or renewals that extend the lease term. Upon lease commencement, we only reflect the payments related to options or renewals within the right of use asset and lease liability balances when the option or renewals are reasonably certain to be exercised. The Company expects that it will renew lease agreements or enter new leases as the existing leases expire.

Upon adoption of ASC 842, we elected the package of practical expedients whereby the Company will not assess whether any expired or existing contracts are leases or contain leases under ASC 842, classification of any expired or existing leases under ASC 842 and whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under ASC 842. In addition, we have elected the practical expedient to keep short-term leases (defined as less than 12 months without a purchase option that is likely to be exercised) off of our balance sheet and the practical expedient to combine lease and non-lease components by class of underlying asset.

When capitalizing right of use assets and lease liabilities, the Company uses the rate implicit in the lease, if it is readily available, otherwise, we use or our incremental borrowing rate.

During 2019, we recognized rent expense associated with our leases as follows (in thousands):

December 28, 2019
Operating lease cost:
Fixed rent expense	$25,494
Variable rent expense	14
Finance lease cost:
Amortization of ROU assets	1,752
Interest expense	437
Short-term lease cost	6,448

Net lease cost	$34,145

Lease cost - Cost of sales	29,388
Lease cost - SG&A	2,568
Lease cost - Depreciation & Amortization	1,752
Lease cost - Interest expense	437
Net lease cost	$34,145

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense associated with operating leases was $24.5 million and $20.6 million for fiscal years 2018 and 2017, respectively.

Amounts recognized as right-of-use assets related to finance leases are included in Property, plant and equipment, at cost in the accompanying consolidated balance sheet, while amounts related to finance lease liabilities are included in Current installments of long-term debt and Long-term debt. As of December 28, 2019, right-of-use assets and lease liabilities related to finance leases were as follows (in thousands):

December 28, 2019
Finance lease ROU assets	$11,388
Finance lease liabilities:
Current installments of long-term debt	1,832
Long-term debt	9,895

During the year ended, December 28, 2019, we had the following cash and non-cash activities associated with our leases (in thousands):

December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,928
Operating cash flows from finance leases	401
Financing cash flows from finance leases	1,429

Supplemental non-cash information
Additions to ROU assets obtained from:
New operating lease liabilities	112,218
New finance lease liabilities	12,849

The future payments due under operating and finance leases as of December 28, 2019 is as follows (in thousands):

	Operating	Finance
Due in:
2020	$28,052	$2,287
2021	26,051	2,237
2022	20,860	2,309
2023	11,758	1,963
2024	6,401	2,133
Thereafter	7,070	2,346
Total	100,192	13,275

Future interest	(7,867)	(1,548)

Lease liabilities recognized	$92,325	$11,727

As of December 28, 2019, the weighted-average remaining lease term for all operating leases is 3.71 years, while the weighted-average remaining lease term for all finance leases is 5.96 years.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 28, 2019, the weighted-average discount rate associated with operating leases is 3.7%, while the weighted-average discount rate associated with finance leases is 4.2%.

NOTE 5.  ACQUISITIONS

On February 28, 2019, we acquired 100% of the ownership interests in Ohio Beef USA, LLC (Ohio Beef) from NBM US Holdings, Inc., a subsidiary of Marfrig, for $60.0 million in cash. Ohio Beef is a fresh and frozen beef patty processor in North Baltimore, Ohio. The Company determined this acquisition to be a common control transaction under ASC 805, “Business Combinations.” Therefore, we accounted for this transaction at the carrying amount of the net assets acquired.

As a result of the Ohio Beef transaction, the prior period consolidated financial statements for the periods in which both entities were under common control have been adjusted. Accordingly, the Company’s prior period consolidated financial statements from the date of common control under Marfrig, or June 5, 2018, have been adjusted to include the financial information of Ohio Beef for that same period. The $60.0 million cash payment in fiscal 2019 was treated as an equity distribution in the current period.

On June 10, 2019, the members of the Company acquired 100% of the ownership interests in Iowa Premium, LLC (“Iowa Premium”) from Sysco Holdings, LLC for $153.2 million in cash after customary working capital adjustments. The cash utilized by the members for the acquisition was distributed from the Company and immediately upon closing of the acquisition, each of the members of the Company contributed all its Iowa Premium ownership interests to the Company. The distribution, acquisition and contribution transactions were governed by several related agreements that resulted in the Company, in substance, acquiring 100% of the Iowa Premium ownership interests. The following table summarizes the purchase price allocation for Iowa Premium and the fair value of the assets acquired, and liabilities assumed at the acquisition date (in thousands):

Tangible assets and liabilities
Cash and cash equivalents	$7,975
Accounts receivable	18,873
Inventory	18,477
Other current assets	69
Property, plant and equipment	48,815
Other assets	146
Accounts payable	(3,748)
Cattle purchases payable	(7,208)
Other accrued expenses and liabilities	(5,092)
Other intangible assets	59,220
Goodwill	15,643
Net assets acquired	$153,170

The Company allocated approximately $59.2 million of the purchase price to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the respective weighted average amortization periods (amounts in thousands):

	Weighted-Average Amortization Period	Amount
Identifiable Intangible Assets:
Trade names	20	$30,040
Non-compete	4	2,410
Noncontractual customer relationships	15	26,770
Total identifiable intangible assets		$59,220

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of identifiable intangible assets consists of trade names, customer relationships, and non-compete agreements. As a result of the acquisition, we recognized $15.6 million of goodwill. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values as of the date of acquisition, and the excess was allocated to goodwill. Goodwill represents the value we expect to achieve through the implementation of operation synergies and growth opportunities.

The fair value of assets acquired, and liabilities assumed are based on estimates of fair values as of the acquisition date. Several valuation techniques were used to determine fair value, with the primary techniques being discounted cashflow, relief-from-royalty and excess earnings methods, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.
NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of the new guidance will be effective as of the beginning of our 2020 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements; however, given our historical experience with bad debt write-offs, we do not expect a material impact.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, new accounting guidance to improve the effectiveness of disclosures related to fair value measurements. The new guidance removes certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy along with the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Additions to the disclosure requirements include more quantitative information related to significant unobservable inputs used in Level 3 fair value measurements and gains and losses included in other comprehensive income. The provisions of the new guidance will be effective as of the beginning of our 2020 fiscal year. Upon adoption, we do not expect this guidance will have a material impact on our consolidated financial statements.
NOTE 7.  LONG-TERM DEBT AND LOAN AGREEMENTS

The Company has entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 28, 2019, and December 29, 2018, debt consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Short-term debt:
Reducing revolver credit facility (a)	18,750	18,750
Current portion of loan costs (c)	(904)	(723)
Current portion of capital lease obligations (c)	1,832	171
	19,678	18,198
Long-term debt:
Reducing revolver credit facility (a)	387,250	116,250
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	12,696	45,000
Long-term portion of loan costs (c)	(1,281)	(1,746)
Long-term capital lease obligations (c)	9,895	135
	410,560	161,639
Total debt	$430,238	$179,837

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________
(a) Senior Credit Facilities - In June 2017, the Company entered into a Third Amended and Restated Credit Agreement (the "Debt Agreement"). The Debt Agreement matures in June 2022. In March 2018, the Company amended the Debt Agreement to include a $375.0 million reducing revolver loan and a $275.0 million revolving credit facility. In November 2019, the Company exercised an Accordion Option (the “Accordion Option”) associated with the reducing revolver credit facility. Through the exercise of the Accordion Option, the reducing revolver commitment was increased to $456.3 million. The reducing revolver loan commitment decreases by approximately $18.8 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries and includes customary covenants including a single financial covenant that requires the Company to maintain a minimum tangible net worth; at December 28, 2019, the Company was in compliance with the single financial covenant.

At December 28, 2019, the Company’s outstanding debt under the Debt Agreement consisted of a reducing revolver loan with an outstanding balance of $406.0 million and $12.7 million drawn on the revolving credit facility.  The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 3.0% depending upon certain financial ratios and the rate selected.  At December 28, 2019, the interest rates on the outstanding reducing revolving loan and revolving credit facility were 3.4% and 5.5%, respectively.

Borrowings under the reducing revolver loan and the revolving credit facility are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the revolving credit facility can also be used to issue letters of credit. Letters of credit aggregating $14.1 million were outstanding at December 28, 2019.  Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount.  At December 28, 2019, after deducting outstanding amounts and issued letters of credit, $248.2 million of the unused revolving credit facility and $50.3 million of the reducing revolver commitment was available to the Company.

(b)     Industrial Development Revenue Bonds - Effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings.  Under the transaction, the City purchased the Company’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase the facility and leased the facility to the Company for an identical term under a capital lease. The Company purchased the City's bonds with proceeds of its term loan under the Debt Agreement.  Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, effectively controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility remains a component of property, plant and equipment in the Company’s consolidated balance sheets.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Debt Agreement.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million. During 2019 the Company extended the basic term of the bonds based on the original agreement and exercised its right to purchase the project. The purchase closed in 2020.

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

 On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings.  Under the transaction, the city of St. Joseph issued $10.2 million in bonds due in December 2022, used the proceeds to purchase the equipment within the Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease.  The Company purchased the

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

City's bonds with proceeds of our term loan under the Debt Agreement.  Because the city of St. Joseph has assigned the lease to the bond trustee for our benefit as the sole bondholder, the Company, effectively controls enforcement of the lease against ourselves.  As a result of the capital lease treatment, the equipment remains a component of property, plant and equipment in NBP’s consolidated balance sheets.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.

(c)     Debt issuance costs - Amortization of $0.7 million, $0.7 million and $0.8 million was charged to interest expense during the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 28, 2019, are as follows (in thousands):

Minimum Principal Maturities
Fiscal year ending December:
2020	$19,678
2021	19,708
2022	382,806
2023	1,765
2024	1,997
Thereafter	4,284
Total minimum principal maturities	$430,238
Other Commitments

Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 million was paid in each of the fiscal years 2019, 2018 and 2017, respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2020 through 2023.

NOTE 8.  RETIREMENT PLANS

The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options.  The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.9 million, $1.5 million and $1.3 million for the fiscal years 2019, 2018 and 2017, respectively.

During 2017, the Company bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from a UFCW sponsored retirement plan in which certain of our employees participate (the “UFCW Plan”). As a result, the Company is required to make withdrawal payments into the fund over a 20-year period. The Company recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which is included in Cost of sales in the Consolidated Statements of Operations for the 52-week period ending December 30, 2017. Payments into the UFCW Plan began during 2018. The current portion of the withdrawal liability is approximately $0.8 million and is included in Other accrued expenses and liabilities on the Consolidated Balance Sheets. The long-term portion of the withdrawal liability is approximately $17.2 million and $18.0 million for the periods ending December 28, 2019 and December 29, 2018 and is included in Other liabilities on the Consolidated Balance Sheets.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES

Income tax expense includes the following current and deferred provisions (in thousands):

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017
Current provision:
Federal	$1,442	$1,233	$764
State	1,338	1,081	594
Foreign	92	45	57
Total current tax expense	2,872	2,359	1,415
Deferred provision:
Federal	136	200	707
State	30	48	116
Foreign	—	—	—
Total deferred tax expense	166	248	823
Total income tax expense	$3,038	$2,607	$2,238

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 21% in 2019 and 2018 and 35% in 2017 to earnings before income taxes) as follows (in thousands):

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017
Computed “expected” income tax expense	$169,865	$125,395	$142,559
Passthrough “expected” income tax expense	(168,442)	(124,152)	(141,632)
State taxes, net of federal	1,368	1,129	710
Permanent differences	249	229	313
Rate Change	—	—	312
Other	(2)	6	(24)
Total income tax expense	$3,038	$2,607	$2,238

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2019 and December 29, 2018 are presented below (in thousands):

	December 28, 2019	December 29, 2018
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$17	$18
Intangible assets	22	41
Self-insurance and workers’ compensation accruals	712	822
Employee benefit accruals	174	174
Total gross deferred tax assets	925	1,055
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	1,112	1,076
Other	64	65
Total gross deferred tax liabilities	1,176	1,141
Net deferred tax liabilities	$(251)	$(86)

Net deferred tax liabilities at December 28, 2019 and December 29, 2018 are included in the consolidated balance sheet as other liabilities.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities relate to the operations of National Carriers.

There were no valuation allowances provided for at December 28, 2019 and December 29, 2018.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There are no unrecognized tax benefits recorded in the Company’s Consolidated Financial Statements as of December 28, 2019 or December 29, 2018.

NOTE 10.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. In addition, the Company has certain purchase and sale transactions with Marfrig in the ordinary course of business.

During fiscal years 2019, 2018 and 2017, the Company had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017
Sales to:
Beef Products, Inc. (1)	$34,773	$28,360	$31,672
MF Foods USA, LLC (2)	57	—	—
Total sales to affiliate	$34,830	$28,360	$31,672
Purchases from:
Beef Products, Inc. (1)	$12,565	$12,750	$13,410
Weston Importers, LTD (3)	656	—	—
Total purchases from affiliate	$13,221	$12,750	$13,410
___________________________________

(1)	Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

(2)	MF Foods USA, LLC is a wholly owned subsidiary of Marfrig

(3)	Weston Importers, LTD is a wholly owned subsidiary of Marfrig

At December 28, 2019 and December 29, 2018, the amounts due from BPI for the sale of beef trimmings were approximately $0.9 million and $0.8 million, respectively.  At December 28, 2019 and December 29, 2018, the amounts due to BPI for the purchase of processed lean beef were approximately $0.6 million and $0.2 million, respectively.

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants. In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  We paid approximately $1.6 million during 2019 and $1.7 million during fiscal years 2018 and 2017 to BPI in technology and support fees.

We are party to a long-term cattle supply agreement with US Premium Beef, a minority owner of the Company.  Under this agreement we have agreed to purchase from the members of US Premium Beef, and US Premium Beef has agreed to cause its members to deliver, 735,385 head of cattle each year (subject to adjustment) at prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. We obtained approximately 23% and 25% of our cattle requirements under this agreement during 2019 and 2018, respectively.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  FAIR VALUE MEASUREMENTS

The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of inputs used to measure fair value are as follows:

•	Level 1 - quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

•
Level 2 - observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 - unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.

The following table details the assets and liabilities measured at fair value on a recurring basis as of December 28, 2019, and December 29, 2018 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	December 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets — derivatives	$722	$25	$697	$—
Other accrued expenses and liabilities — derivatives	$644	$637	$7	$—

Description	December 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets — derivatives	$571	$—	$571	$—
Other accrued expenses and liabilities — derivatives	$575	$566	$9	$—

NOTE 12.  DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS

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

The Company enters into certain commodity derivatives, primarily with a diversified group of counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 28, 2019 and December 29, 2018.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values as discussed in Note 11 and other information regarding derivative instruments not designated as hedging instruments as of December 28, 2019 and December 29, 2018 (in thousands of dollars):

	Derivative Asset As of December 28, 2019		Derivative Liability As of December 28, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$722	Other accrued expenses and liabilities	$644
Totals		$722		$644

	Derivative Asset As of December 29, 2018		Derivative Liability As of December 29, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$571	Other accrued expenses and liabilities	$575
Totals		$571		$575

The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statement of Operations for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017
Commodity contracts	Net sales	$(11)	$5,876	$6,046
Commodity contracts	Cost of sales	2,443	4,936	(9,242)
Totals		$2,432	$10,812	$(3,196)

NOTE 13.  LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is a defendant in two class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019, and Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. The Company is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on the Company’s consolidated financial position, results of operations and cash flows.

The Company is a party to various other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 25, 2020, the date the financial statements were available for issuance.

Berkadia Commercial
Mortgage Holding LLC
2019 Consolidated Financial Statements

Berkadia Commercial Mortgage Holding LLC 2019 Consolidated Financial Statements Contents

Report of Independent Auditors
To Board of Managers of Berkadia Commercial Mortgage Holding LLC
We have audited the accompanying consolidated financial statements of Berkadia Commercial Mortgage Holding LLC and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for the years then ended.
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
Auditors’ Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkadia Commercial Mortgage Holding LLC and its subsidiaries as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.
Other Matter
The accompanying consolidated statements of income, of comprehensive income, of changes in equity and of cash flows of Berkadia Commercial Mortgage Holding LLC and its subsidiaries for the year ended December 31, 2017 are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2017 financial statements to be audited and they are therefore not covered by this report.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 16, 2020

BRK-1

Berkadia Commercial Mortgage Holding LLC Consolidated Balance Sheets As of December 31, 2019 and 2018

(in thousands of dollars)	Audited
	2019	2018

Assets
Cash and cash equivalents	$45,780	$29,497
Restricted cash	21,447	7,095
Servicing advances and other receivables	130,004	176,766
Investment securities available for sale	25,453	24,511
Investment security at fair value	96,799	111,326
Loans held for sale at fair value	1,015,711	1,298,109
Loans held for investment at fair value	75,188	94,476
Loans held for investment at amortized cost, net	671,126	527,406
Mortgage servicing rights, net of valuation allowance of $15.1 million and $5.3 million as of December 31,2019 and 2018, respectively	924,419	874,644
Intangible assets, net	15,658	21,183
Other assets	119,320	107,897
Total assets	$3,140,905	$3,272,910

Liabilities
Financial guarantee liability	$326,083	$311,091
Accrued compensation and benefits	126,762	113,048
Accounts payable and other liabilities	83,775	73,573
Secured borrowings	541,154	771,037
Commercial paper	1,472,000	1,472,000
Total liabilities	2,549,774	2,740,749

Commitments and Contingencies (Note 20)	—	—

Equity
Members' equity	592,515	534,405
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on investment securities	360	(599)
Net foreign currency translation adjustment	(1,744)	(1,645)
Total accumulated other comprehensive loss, net of tax	(1,384)	(2,244)
Total equity	591,131	532,161
Total liabilities and equity	$3,140,905	$3,272,910

The accompanying notes are an integral part of these consolidated financial statements.

BRK-2

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Income Years Ended December 31, 2019, 2018 and 2017

	Audited		Unaudited
(in thousands of dollars)	2019	2018	2017

Revenues and Other Income
Mortgage servicing fees	$211,132	$190,933	$160,822
Net gains	300,087	282,749	252,761
Interest income	142,939	158,843	137,832
Loan origination fees	159,913	162,760	149,104
Brokerage commission income	93,665	87,453	82,551
Other income	71,428	57,624	41,778
Total revenues and other income	979,164	940,362	824,848

Expenses
Salaries, incentive compensation and employee benefits	388,602	364,384	323,984
Depreciation and amortization	170,062	157,249	144,027
Impairment (recovery) of mortgage servicing rights, net	9,763	(14,344)	(8,012)
Brokerage commission expense	70,630	64,165	55,994
Interest expense	44,639	54,479	42,282
Other expenses	78,206	76,658	72,671
Total expenses	761,902	702,591	630,946

Income before income tax provision	217,262	237,771	193,902
Income tax provision	2,883	3,064	3,172
Net income	$214,379	$234,707	$190,730

The accompanying notes are an integral part of these consolidated financial statements.

BRK-3

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Comprehensive Income Years Ended December 31, 2019, 2018 and 2017

(in thousands of dollars)	Audited		Unaudited
	2019	2018	2017

Net income	$214,379	$234,707	$190,730
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of tax	959	675	(1,106)
Less: reclassification adjustment for net gains (losses) included in net income (1), net of tax	—	(751)	139
Net change in unrealized holding gains (losses) on investments, net of tax	959	(76)	(967)

Net foreign currency translation adjustments arising during the period, net of tax	(99)	(917)	377
Other comprehensive income (loss), net of tax	860	(993)	(590)
Comprehensive income	$215,239	$233,714	$190,140

(1)	Reported as a component of net gains in the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

BRK-4

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Changes in Equity Years Ended December 31, 2019, 2018 and 2017

(in thousands of dollars)	Members' Equity	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2017 (Unaudited)	$427,756	$(661)	$427,095
Net income	190,730	—	190,730
Other comprehensive loss	—	(590)	(590)
Dividends paid	(145,977)	—	(145,977)
Balance, December 31, 2017 (Unaudited)	472,509	(1,251)	471,258

Net income	234,707	—	234,707
Other comprehensive loss	—	(993)	(993)
Dividends paid	(172,811)	—	(172,811)
Balance, December 31, 2018 (Audited)	534,405	(2,244)	532,161

Net income	214,379	—	214,379
Other comprehensive income	—	860	860
Dividends paid	(156,269)	—	(156,269)
Balance, December 31, 2019 (Audited)	$592,515	$(1,384)	$591,131

The accompanying notes are an integral part of these consolidated financial statements.

BRK-5

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Cash Flows Years Ended December 31, 2019, 2018 and 2017

(in thousands of dollars)	Audited		Unaudited
	2019	2018	2017

Operating Activities
Net income	$214,379	$234,707	$190,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains	(300,087)	(282,749)	(252,761)
Depreciation and amortization	170,062	157,249	144,027
Impairment (recovery) of mortgage servicing rights, net	9,763	(14,344)	(8,012)
Other adjustments to net income	2,930	(69)	3,936
Net change in assets and liabilities which provided (used) cash:
Servicing advances and other receivables	46,596	97,807	(51,920)
Other assets	(16,423)	(29,956)	1,808
Accrued compensation and benefits	13,725	14,331	14,492
Accounts payable and other liabilities	(5,164)	(5,504)	(5,563)
Proceeds from sales of loans held for sale	18,374,700	17,918,376	17,416,515
Origination of loans held for sale	(17,994,236)	(18,240,030)	(16,444,968)
Net cash provided by (used in) operating activities	516,245	(150,182)	1,008,284

Investing Activities
Purchases of property and equipment	(5,546)	(9,072)	(7,135)
Proceeds from sales of and repayments of loans held for investment	482,300	600,527	519,882
Origination of loans held for investment	(601,248)	(403,832)	(611,043)
Purchases of investment securities available for sale	—	—	(35,202)
Proceeds from maturities of investment securities available for sale	—	—	17,536
Proceeds from sales of investment securities available for sale	—	24,483	—
Proceeds received from investment security at fair value	27,586	35,018	45,943
Purchases of mortgage servicing rights	(1,012)	—	—
Purchases of equity-method investments	—	(14,000)	—
Other investing activities, net	(200)	(100)	(5,195)
Net cash (used in) provided by investing activities	(98,120)	233,024	(75,214)

Financing Activities
Net (decrease) increase in secured borrowings	(231,796)	53,053	(843,814)
Proceeds from issuance of commercial paper	1,772,000	1,472,000	1,472,000
Repayments of commercial paper	(1,772,000)	(1,472,000)	(1,472,000)
Contingent consideration payments	(1,428)	(1,774)	(1,032)
Dividends paid	(156,269)	(172,811)	(145,977)
Net cash used in financing activities	(389,493)	(121,532)	(990,823)

Effect of Foreign Exchange Rates on Cash	2,003	5,439	(3,433)
Net increase (decrease) in Cash and cash equivalents and Restricted cash	30,635	(33,251)	(61,186)
Cash and cash equivalents and Restricted cash, January 1	36,592	69,843	131,029
Cash and cash equivalents and Restricted cash, December 31	$67,227	$36,592	$69,843

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$1,889	$2,910	$2,730
Interest paid	45,530	53,683	37,981

The accompanying notes are an integral part of these consolidated financial statements.

BRK-6

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (2017 not covered by the auditor’s report)

1.	Organization and Operations
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
The Company originates commercial/multifamily real estate loans for the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration (“FHA”), individually an “Agency” and collectively the “Agencies,” using their underwriting guidelines, and sells the loans (or issues related mortgage-backed securities) after the loans are funded. Provided the Company adheres to established underwriting guidelines, the Agencies (or institutional investors) purchase the principal amount of the loans plus accrued interest (or related mortgage-backed securities), and the Company retains the servicing rights. With respect to FHA loans, institutional investors purchase the related Ginnie Mae mortgage-backed securities and the U.S. Department of Housing and Urban Development (“HUD”) provides insurance coverage. In addition, the Company assumes a shared loss position throughout the term of each loan purchased or credit enhanced by Fannie Mae under its Delegated Underwriting and Servicing (“DUS™”) program. The Company also brokers loans for other third-party capital providers such as insurance companies, conduits, debt funds, banks and other financial institutions.
The Company is one of the largest servicers of commercial/multifamily real estate loans in the United States with a servicing portfolio of approximately 18,500 loans and an unpaid principal balance of $278.9 billion as of December 31, 2019. BCM is a rated primary, master and special servicer for commercial mortgage-backed securities (“CMBS”) transactions, an approved servicer of Agency loans, and carries out servicing activities on a contracted basis for third parties such as insurance companies, banks and other financial institutions.
In addition, the Company originates commercial/multifamily real estate loans that are not intended to be sold or brokered to third parties (“proprietary loans”). Such loans include interim financing to borrowers who intend to refinance on a longer-term basis with a third party.
The Company operates an investment sales platform focused on commercial/multifamily real estate assets. The Company provides services related to the acquisition and disposition of commercial/multifamily real estate assets, including brokerage services, asset review, market research, financial analysis and due diligence support.

2.	Risks and Uncertainties
The Company is exposed to interest rate and other market risks associated with its portfolio of loans and investment securities. Changes in the level of interest rates or changes in yield curves, as well as changes in interest rate spreads, could adversely affect the estimated fair value of the Company’s portfolio of loans and investment securities and its net income.

BRK-7

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The Company is exposed to liquidity risk associated with its ability to manage unplanned changes in funding sources and its ability to meet obligations when they come due. The Company’s mix of funding sources includes commercial paper and third-party financing arrangements as further discussed in Note 16. A portion of the Company’s operations is funded by commercial paper notes with minimum credit rating requirements. The ratings of the commercial paper notes are linked to that of Berkshire Hathaway, as guarantor of an unconditional and irrevocable surety bond issued by a wholly-owned subsidiary of Berkshire Hathaway. Unplanned changes or reductions in funding sources could adversely affect the Company’s ability to run its business and meet its obligations when they come due.
The Company’s ability to generate income through mortgage loan sales to institutional investors depends in part on programs sponsored by Fannie Mae, Freddie Mac and the FHA, which purchase loans from the Company and/or facilitate the issuance of mortgage-backed securities in the secondary market. In September 2019, the Federal Housing Finance Agency announced that Fannie Mae’s and Freddie Mac’s multifamily loan purchases would be capped at $100 billion for each government sponsored enterprise (“GSE”) for the period from October 1, 2019 through December 31, 2020. The new caps apply to all multifamily business with a stipulation that at least 37.5% of the cap be allocated to mission-driven affordable housing. Fannie Mae, Freddie Mac and the FHA are subject to regulatory and legislative reform and could be substantially modified or eliminated in the future. Any discontinuation of, or significant reduction or change in the operations of these programs, including a change to the conservatorship of Fannie Mae and Freddie Mac, could materially affect the Company’s results of operations and cash flows.
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

BRK-8

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

VIEs are also commonly used in CMBS transactions for which the Company is the primary, master, or in some instances, special servicer. The primary beneficiary is the party who has both (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and (2) who, through its interest in the VIE, has the obligation to absorb losses or a right to receive benefits from the VIE that could potentially be significant to the VIE. To assess whether the Company has either of the above, management considers all the facts and circumstances relevant to the Company’s role and responsibility as servicer of assets held within the VIE, including the right other decision makers have in certain instances to remove the Company as servicer. As a result of this assessment, management has concluded that the Company is not the primary beneficiary in relation to VIEs for which it is servicer of the underlying assets. Management performs periodic reassessments of whether changes in facts and circumstances regarding the Company’s involvement with a VIE would cause the Company’s consolidation conclusion to change.
All material intercompany balances and transactions have been eliminated in consolidation.
The Company’s operations include significant transactions conducted with affiliated entities as more fully described in Note 21.
Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or equity.
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and in overnight investments. The Company also considers all highly liquid investments with an original maturity of 3 months or less to be cash equivalents. Cash equivalents are reported at cost, which approximates fair value. The Company had no cash equivalents as of December 31, 2019 and 2018.
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
Servicing Advances and Other Receivables
Servicing advances and other receivables are reported at net realizable value in accordance with Accounting Standards Codification (“ASC”) Topic 310, Receivables. As a master servicer, the Company is generally required to advance funds to a securitization trust to cover delinquent payments on securitized loans and any taxes and insurance premiums not paid by borrowers or covered by borrowers’ escrow funds, provided that the servicer determines that the advances will be recoverable from loan payments or liquidation proceeds in the future. In certain circumstances, the Company has similar obligations to advance funds in connection with loans under which the Company is a primary servicer. Servicing advances are subject to periodic review to ensure continued recoverability. Servicing advances, along with accrued interest thereon, have priority over the rights of other investors in a securitization. As a result, a reserve for uncollectible servicing advances was not required as of December 31, 2019 and 2018.
Interest income, mortgage servicing fees and related revenue are recognized on an accrual basis as earned. Amounts earned but not yet collected are reported as a component of servicing advances and other receivables in the consolidated balance sheets.

BRK-9

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

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
GAAP requires that other-than-temporary impairment be recognized in earnings for a debt security in an unrealized loss position when an entity either (1) has the intent to sell the security or (2) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities that meet either of these two criteria, the Company recognizes an impairment, which represents the difference between the security’s amortized cost basis and its estimated fair value. If the Company intends to sell or it is more likely than not that it will be required to sell an impaired security prior to recovery of its amortized cost basis, the security is other-than-temporarily impaired, and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (1) the portion of loss which represents the credit loss; and (2) the portion which is due to other factors. GAAP requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive income, net of tax.
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
Loans Held for Sale at Fair Value
The Company originates loans for the Agencies using their underwriting guidelines, and typically sells such loans approximately 30 to 45 days after the loans are funded. The Company has elected to carry loans held for sale at fair value in accordance with ASC Topic 825 due to the short duration that such loans are held on the consolidated balance sheet. Prior to funding, the Company enters into a commitment to sell loans at a fixed price. Management utilizes the contractually agreed-upon related forward sales commitments to estimate fair value. Included in this classification are FHA loans in the process of being modified in accordance with established Agency guidelines pending issuance of new Ginnie Mae mortgage-backed securities.

BRK-10

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

Loan origination fees and direct loan origination costs are recognized in earnings as incurred. Interest income is recognized on an accrual basis. Realized gains and losses on the sale of loans and unrealized gains and losses on loans held for sale are reported as a component of net gains in the consolidated statements of income.
Loans Held for Investment at Fair Value
The Company owns a syndicated interest in certain unsecured commercial loans from one corporate issuer as of December 31, 2019 and 2018, and has elected the fair value option in accordance with ASC Topic 825, because the loans trade over-the-counter. Management utilizes a third-party pricing service to estimate fair value. Management has the intent and the ability to hold these loans for the foreseeable future or until their maturity or payoff. The syndicated interest in certain unsecured commercial loans had an aggregate unpaid principal balance of $75.0 million and $98.8 million as of December 31, 2019 and 2018, respectively, and an aggregate fair value of $75.2 million and $94.5 million as of December 31, 2019 and 2018, respectively.
Interest income is recognized on an accrual basis. Unrealized gains and losses on loans held for investment are reported as a component of net gains in the consolidated statements of income.
Loans Held for Investment at Amortized Cost
The Company owns a portfolio of proprietary loans that are carried at amortized cost, net of an allowance for loans losses. Management has the intent and ability to hold these loans for the foreseeable future or until their maturity or payoff. Loans held for investment are subject to the establishment of an allowance for loan losses in accordance with ASC 310-10 (impairment measured on an individual loan basis) and ASC 450-50 (impairment measured at a portfolio level). Impaired loans are defined as loans for which principal and interest will not be collected in accordance with the contractual terms of the loan. As of December 31, 2019 and 2018, all loans were current. Management did not identify any impaired loans and therefore did not record a specific allowance for loan losses in accordance with ASC 310-10. In accordance with ASC 450-50, the Company recorded an allowance for loan losses of $2.4 million and $3.3 million as of December 31, 2019 and 2018, respectively.
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
Mortgage Servicing Rights
In accordance with ASC Topic 860, Transfers and Servicing, the Company capitalizes originated mortgage servicing rights at estimated fair value when the related loans are sold. The Company records purchased mortgage servicing rights at their cost at the time of acquisition, which approximates the fair value of such assets. Subsequent to origination or acquisition, mortgage servicing rights are carried at the lower of amortized cost or fair value. Amortization expense is recorded for each stratum in proportion to, and over the period of, the projected net servicing

BRK-11

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

cash flows and is reported as a component of depreciation and amortization in the consolidated statements of income.
Management evaluates mortgage servicing rights for impairment by stratifying the servicing portfolio according to predominant risk characteristics, primarily investor and loan type (e.g., CMBS, FHA/Ginnie Mae, GSE, and other). To the extent that the carrying value of an individual stratum exceeds its estimated fair value, management considers the mortgage servicing right asset to be impaired. Impairment is recognized through the establishment of a valuation allowance, with a corresponding charge to earnings in the period that the impairment is determined to have occurred, or as a direct write-down to the mortgage servicing right asset if the impairment is deemed to be other-than-temporary. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Fair value in excess of the carrying value for that stratum, however, is not recognized. See Note 11 for changes in the valuation allowance for the years ended December 31, 2019 and 2018.
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
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are carried at cost, net of accumulated depreciation, and are reported as a component of other assets in the consolidated balance sheets in accordance with ASC Topic 360, Property, Plant and Equipment. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Software development costs associated with construction and improvement of internal systems are capitalized. Maintenance and repairs are expensed as incurred.
Financial Guarantee Liability
Certain mortgage loans are originated under the Fannie Mae DUS™ program. The Company assumes a shared loss position throughout the term of each loan purchased or credit enhanced by Fannie Mae under this program and receives a higher service fee in return. The Company accounts for its exposure to loss under the program with Fannie Mae as a guarantee in accordance with ASC Topic 460, Guarantees. The Company records a liability at inception for the

BRK-12

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

estimated fair value of the guarantee. Management estimates the fair value of the guarantee based upon the present value of compensation expected to be received for providing the guarantee. Subsequent to inception, the liability is accreted back into earnings over the estimated life of the loans and is carried at the greater of the unamortized guarantee revenue or the estimated incurred loss. The net change in the financial guarantee liability is reported as a component of net gains in the consolidated statements of income.
Revenue Recognition
Revenue is recognized when it is realized or realizable, and earned in accordance with ASC Topic 606, Revenue from Contracts with Customers. Mortgage servicing fees, loan origination fees, brokerage commission income, and other fees are recognized on an accrual basis as earned. Gains are primarily recognized on the sale of loans and upon the capitalization of originated mortgage servicing rights when the related loans are sold. Gains related to certain derivative financial instruments are recognized when the Company enters into loan commitments to extend credit. Interest income from interest-earning assets, including interest income on loans, investment securities and servicing advances, is recognized on an accrual basis over the life of the asset based on the contractual rates and terms of the relevant contract.
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
Interest and penalties recognized in relation to uncertain tax positions are classified as income tax expense. The Company had no uncertain tax positions as of December 31, 2019 and 2018.
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
Recently Issued and Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (ASC Topic 606). The amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 which provided various clarifications or technical corrections to ASC Topic 606 but did not impact the core principle of the guidance. The guidance in ASC Topic 606 supersedes the revenue recognition requires in ASC Topic 605, Revenue Recognition. Management adopted the amendments in these ASUs effective January 1, 2019. The adoption did not have a material effect on the Company’s consolidated financial statements.

BRK-13

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases which updated the effective date for the amendments in ASU No. 2016-02 to fiscal years beginning after December 15, 2020. Early application of the amendments is permitted. Management has not yet assessed the impact of this new standard on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326). In November 2019, the FASB updated ASU No. 2016-13 with the issuance of ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases. ASC Topic 326 replaces the U.S. GAAP incurred loss impairment methodology with a new methodology that reflects expected credit losses and considers additional information when preparing a credit loss estimate. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022. Management has not yet assessed the impact of this new standard on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. The simplification removes the second step from the goodwill impairment test. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Management has assessed the impact and determined that adoption of the amendments in this new standard will not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement to improve the effectiveness of certain disclosure requirements associated with changes between hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Management has assessed the impact and determined that adoption of the amendments in this new standard will not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract which requires companies to follow the internal-use software guidance to determine whether to capitalize certain implementation costs for cloud hosting arrangements or expense them as incurred. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Management has assessed the impact and determined that adoption of the amendments in this new standard will not have a material effect on the Company’s consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities which requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Management has assessed the impact and determined that adoption of the amendments in this new standard will not have a material effect on the Company’s consolidated financial statements.

BRK-14

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

4.	Net Worth and Liquidity Requirements
BCM is subject to specific net worth requirements in connection with the seller/servicer agreements it has entered into with HUD and each of the Agencies. Failure to maintain minimum net worth requirements could result in BCM’s inability to originate and service loans for respective investors and therefore could have a direct material effect on the Company’s financial condition, results of operations and cash flows. BCM met all net worth requirements to which it was subject as of December 31, 2019 and 2018. The following table summarizes BCM’s net worth, as defined by HUD and each Agency, and the minimum amounts required as of December 31, 2019 and 2018:

(in thousands of dollars)	2019		2018
	Net Worth	Minimum Net Worth Requirement	Net Worth	Minimum Net Worth Requirement

HUD	$895,435	$2,500	$793,321	$2,500
Ginnie Mae	895,435	25,241	793,321	24,563
Freddie Mac	920,895	5,000	810,137	5,000
Fannie Mae	1,082,883	148,756	970,345	135,393
Certain of the Company’s agreements with Fannie Mae allow the Company to originate loans under Fannie Mae’s DUS™ Program. These agreements require the Company to maintain sufficient collateral at a third-party custodian to meet Fannie Mae’s restricted liquidity requirement based on a pre-established formula. These agreements also require the Company to maintain sufficient operational liquidity. The restricted liquidity requirement under these agreements totaled approximately $96.4 million and $78.6 million as of December 31, 2019 and 2018, respectively. The Company’s collateral consisted of restricted cash, U.S. Treasury securities, and an irrevocable letter of credit. The operational liquidity requirement is satisfied primarily by cash and cash equivalents on the Company’s consolidated balance sheet. The operational liquidity requirement under these agreements totaled approximately $29.3 million and $26.5 million as of December 31, 2019 and 2018, respectively. The Company maintained sufficient collateral to meet both the restricted and operational liquidity requirements as of December 31, 2019 and 2018.
Ginnie Mae has a liquid asset requirement and an institution-wide capital requirement in addition to the requirement in the table above. The liquid asset requirement was $5.0 million and $4.9 million as of December 31, 2019 and 2018, respectively. The institution-wide capital requirement is a ratio of net worth to total assets of 6% or greater. The Company sufficiently met both of these additional requirements as of December 31, 2019 and 2018.

BRK-15

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

5.	Net Gains
The following table summarizes the Company’s net gains (losses) reported in the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017:

	Audited		Unaudited
(in thousands of dollars)	2019	2018	2017

Loans held for sale at fair value	$88,425	$63,049	$62,317
Loans held for investment at fair value	4,596	(4,405)	(2,694)
Originated mortgage servicing rights	214,936	249,541	261,920
Derivatives gains (losses)	(1,156)	1,897	(3,772)
Net change in financial guarantee liability	(14,992)	(30,502)	(85,090)
Investment security at fair value	13,059	7,257	26,389
Other	(4,781)	(4,088)	(6,309)
Total	$300,087	$282,749	$252,761
Net gains (losses) related to loans held for sale at fair value, loans held for investment at fair value, and investment security at fair value consist of realized and unrealized gains (losses) related to these assets. The derivatives gains (losses) presented in the table above include the change in fair values related to interest rate lock and forward sale commitments as further discussed in Note 18. The net change in financial guarantee liability represents a charge to earnings for the estimated fair value of the guarantee at inception related to originating loans under Fannie Mae’s DUS™ Program and, subsequent to inception, accretion back into earnings over the estimated life of the related loans.

6.	Servicing Advances and Other Receivables
The following table summarizes the Company’s servicing advances and other receivables as of December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018

Principal and interest advances	$57,624	$84,306
Tax and insurance advances	32,294	31,736
Total servicing advances	89,918	116,042
Proceeds receivable from loan sales and payoffs	—	16,845
Service fee receivable	19,064	18,049
Interest receivable	12,147	14,502
Other	8,875	11,328
Total	$130,004	$176,766
The Company has pledged servicing advances with a carrying value of $69.6 million and $103.3 million as of December 31, 2019 and 2018, respectively, to support its secured borrowings as further discussed in Note 16.

BRK-16

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

7.	Investment Securities Available for Sale
The following table summarizes the Company’s investment securities available for sale as of December 31, 2019, by security type:

(in thousands of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Treasuries	$25,088	$365	$—	$25,453
Total	$25,088	$365	$—	$25,453
The following table summarizes the Company’s investment securities available for sale as of December 31, 2018, by security type:

(in thousands of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Treasuries	$25,109	$—	$(598)	$24,511
Total	$25,109	$—	$(598)	$24,511
The U.S. Treasuries presented in the tables above have been pledged as collateral to meet Fannie Mae’s restricted liquidity requirement as further discussed in Note 4.
The Company evaluates unrealized losses to identify those impairments that would be considered other-than-temporary. There were no securities in an unrealized loss position as of December 31, 2019. No other-than-temporary impairments were recognized for the years ended December 31, 2019, 2018 and 2017.
The following table summarizes the gross realized gains and losses recognized by the Company on sales of investment securities available for sale and the related proceeds received on such sales for the years ended December 31, 2019, 2018 and 2017:

	Audited		Unaudited
(in thousands of dollars)	2019	2018	2017

Gross realized gains	$—	$—	$141
Gross realized (losses)	—	(756)	—
Net realized gains (losses)	$—	$(756)	$141
Proceeds received	$—	$24,483	$17,536
The gains and losses in the above table were recorded as a component of net gains in the consolidated statements of income.

BRK-17

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The following table summarizes the contractual maturities of investment securities available for sale as of December 31, 2019:

(in thousands of dollars)	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	25,088	25,453
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$25,088	$25,453

8.	Investment Security at Fair Value
The following table summarizes the change in the carrying value of the Company’s investment security at fair value for the years ended December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018

Fair value at beginning of period	$111,326	$139,087
Proceeds received	(27,586)	(35,018)
Total net realized/unrealized gains	13,059	7,257
Fair value at end of period	$96,799	$111,326
Fair value adjustments are reported as a component of Net gains in the consolidated statements of income. The Company’s pro-rata share of the unpaid principal balance of trust assets totaled $132.3 million and $157.7 million as of December 31, 2019 and 2018, respectively.

9.	Loans Held for Sale at Fair Value
The following table summarizes the Company’s loans held for sale at fair value as of December 31, 2019 and 2018, by investor type:

(in thousands of dollars)	2019	2018

Permanent loans:
Freddie Mac	$256,107	$899,678
Fannie Mae	640,953	276,823
FHA	63,760	61,755
FHA construction loans	54,891	59,853
Total	$1,015,711	$1,298,109
The Company has pledged loans held for sale with a carrying value of $1.0 billion and $1.3 billion to support its secured borrowings as of December 31, 2019 and 2018, respectively, as further discussed in Note 16.

BRK-18

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The following table summarizes the unpaid principal balance, unrealized gains, and aggregate fair value of loans held for sale as of December 31, 2019 and 2018:

(in thousands of dollars)	Unpaid Principal Balance	Unrealized Gains	Fair Value

Balance as of December 31, 2019	$985,210	$30,501	$1,015,711
Balance as of December 31, 2018	$1,277,133	$20,976	$1,298,109
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
Unrealized gains in the table above include the estimated cash flows related to servicing loans of $7.4 million and $9.5 million as of December 31, 2019 and 2018, respectively. The remainder of the unrealized gains is primarily related to differences between the contractual interest rates on the loans and the contractual rates on the related forward sale commitments.
Realized gains of $80.4 million, $65.6 million and $61.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, were recognized on loans held for sale and reported as a component of Net gains in the consolidated statements of income. There were no loans held for sale that were 90 days or more past due or in nonaccrual status as of December 31, 2019 and 2018.
The following tables summarize the Company’s loans held for sale at fair value by geographic location of the underlying collateral as of December 31, 2019 and 2018:

(in thousands of dollars)	2019
	Carrying Amount	Percent of Portfolio

Maryland	$237,545	23.4%
Texas	177,230	17.4
Georgia	105,865	10.4
Other	495,071	48.8
Total	$1,015,711	100.0%

(in thousands of dollars)	2018
	Carrying Amount	Percent of Portfolio

New York	$208,229	16.0%
California	152,484	11.7
Florida	137,068	10.6
Other	800,328	61.7
Total	$1,298,109	100.0%

BRK-19

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

10.	Loans Held for Investment at Amortized Cost
The following table summarizes the Company’s loans held for investment at amortized cost as of December 31, 2019 and 2018, by loan type:

(in thousands of dollars)	2019	2018

Adjustable rate	$631,592	$485,349
Fixed rate	41,894	45,351
Total	673,486	530,700
Allowance for loan losses	(2,360)	(3,294)
Total	$671,126	$527,406
The Company has pledged loans held for investment with a carrying value of $19.1 million and $47.3 million to support its secured borrowings as of December 31, 2019 and 2018, respectively, as further discussed in Note 16.
The Company transferred $12.8 million and $125.5 million of loan participations in its portfolio of loans held for investment at amortized cost to a third party for the years ended December 31, 2019 and 2018, respectively. These loan participations were accounted for as sales and the loans were transferred at fair value. Gains and losses upon transfer were immaterial as the loans were newly originated.
The allowance for loan losses is established, monitored and maintained using a loss forecasting model for which significant inputs include debt service coverage ratio, loan-to-value, probability of default, and loss given default. All loans were current as of December 31, 2019 and 2018; no loans were impaired and the entire allowance for loan losses was measured at the portfolio level.
Loans are placed on non-accrual status when collection of all amounts owed is doubtful, unless the loans are well secured and in the process of collection. Loans are assessed individually, and consideration is given to payment status, collateral value, and other factors in the determination of non-accrual status.
The following tables summarize the Company’s loans held for investment at amortized cost by collateral type as of December 31, 2019 and 2018:

(in thousands of dollars)	2019
	Carrying Amount	Percent of Portfolio

Multifamily	$342,859	50.9%
Healthcare	286,072	42.5
Other	44,555	6.6
Total	$673,486	100.0%

(in thousands of dollars)	2018
	Carrying Amount	Percent of Portfolio

Healthcare	$251,561	47.4%
Multifamily	216,887	40.9
Other	62,252	11.7
Total	$530,700	100.0%

BRK-20

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The following tables summarize the Company’s loans held for investment at amortized cost by geographic location of the underlying collateral as of December 31, 2019 and 2018:

(in thousands of dollars)	2019
	Carrying Amount	Percent of Portfolio

New York	$144,529	21.5%
Florida	90,443	13.4
Virginia	74,759	11.1
Other	363,755	54.0
Total	$673,486	100.0%

	2018
(in thousands of dollars)	Carrying Amount	Percent of Portfolio

Florida	$93,228	17.6%
California	88,434	16.7
Other	349,038	65.7
Total	$530,700	100.0%

11.	Mortgage Servicing Rights
The following table summarizes activity related to the Company’s mortgage servicing rights for the years ended December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018

Balance at beginning of period	$874,644	$752,968
Additions	215,939	249,541
Amortization	(156,401)	(142,209)
Total	934,182	860,300
Net change in valuation allowance	(9,763)	14,344
Balance at end of period	$924,419	$874,644
The following table summarizes the changes in the valuation allowance for the years ended December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018

Balance at beginning of period	$5,317	$19,661
Aggregate impairments	19,121	5,317
Aggregate recoveries	(9,358)	(19,661)
Balance at end of period	$15,080	$5,317
Based on its impairment analyses, the Company recorded a net increase of $9.8 million and a net decrease of $14.3 million in the valuation allowance for the years ended December 31, 2019 and December 31, 2018, respectively.
Late fees totaled $0.2 million, $0.2 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Ancillary fees totaled $34.6 million, $26.7 million and $19.1

BRK-21

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

million for the years ended December 31, 2019, 2018 and 2017, respectively. These fees are reported as a component of other income in the consolidated statements of income.
The Company originated mortgage servicing rights totaling $214.9 million and $249.5 million for the years ended December 31, 2019 and 2018, respectively, and purchased mortgage servicing rights totaling $1.0 million for the year ended December 31, 2019. The Company did not purchase mortgage servicing rights for the year ended December 31, 2018.
The following table summarizes the net carrying value and estimated fair value of the Company’s mortgage servicing rights as of December 31, 2019 and 2018:

(in thousands of dollars)	Carrying Amount	Fair Value

December 31, 2019	$924,419	$1,015,342
December 31, 2018	$874,644	$953,745
As discussed in Note 3, management estimates the fair value of mortgage servicing rights through a discounted cash flow analysis and evaluation of current market information. The impacts of increasing the discount rate by 100 basis points and 200 basis points as of December 31, 2019 results in a decrease in fair value of $33.1 million and $64.3 million, respectively.

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
The following table summarizes the Company’s aggregate servicing portfolio as of December 31, 2019:

(in thousands of dollars)	Number of Loans	Unpaid Principal Balance	Weighted Average Rate	Weighted Average Remaining Maturity (years)

Fee for service	9,971	$163,798,837	4.42%	7.6
CMBS (1)	1,062	9,542,181	4.75	4.8
Agency	5,736	84,839,325	4.11	10.6
Other	1,717	20,697,311	4.27	11.0
Total	18,486	$278,877,654	4.33%	8.7

BRK-22

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The following table summarizes the Company’s aggregate servicing portfolio as of December 31, 2018:

(in thousands of dollars)	Number of Loans	Unpaid Principal Balance	Weighted Average Rate	Weighted Average Remaining Maturity (years)

Fee for service	9,690	$131,940,158	4.57%	7.9
CMBS (1)	1,471	10,670,869	5.10	4.3
Agency	5,227	75,917,602	4.24	10.7
Other	1,570	16,824,221	4.46	10.5
Total	17,958	$235,352,850	4.48%	8.8

(1)
The Company is the named special or designated sub-special servicer on approximately $2.0 billion and $0.9 billion of loans for which it also acts as the primary or master servicer as of December 31, 2019 and 2018, respectively. Such loans are reported as a component of CMBS in the tables above.

Included in the above tables are $61.1 billion and $56.6 billion of loans serviced under subservicing arrangements as of December 31, 2019 and 2018, respectively.
The following table summarizes the Company’s servicing portfolio by the five largest geographic locations of the underlying collateral as of December 31, 2019 and 2018 (in thousands of dollars):

2019			2018
	Carrying Amount	Percent of Portfolio		Carrying Amount	Percent of Portfolio

California	$39,088,380	14.0%	California	$36,598,593	15.6%
New York	23,837,215	8.5	New York	22,036,892	9.4
Texas	23,420,180	8.4	Texas	21,491,325	9.1
Florida	19,853,396	7.1	Florida	18,510,083	7.9
Illinois	9,545,461	3.4	Virginia	9,362,652	4.0
Other	163,133,022	58.6	Other	127,353,305	54.0
Total	$278,877,654	100.0%	Total	$235,352,850	100.0%
As servicer, the Company is responsible for managing, on behalf of its investors, approximately $4.3 billion and $3.8 billion of funds as of December 31, 2019 and 2018, respectively, which are held in custodial accounts for purposes of collecting and distributing principal and interest and for funding repairs, tenant improvements, taxes and insurance related to the mortgaged properties it services. These funds are not owned by the Company and are held in segregated bank accounts at third-party financial institutions or invested in permitted investments. Accordingly, these funds are not included in the consolidated balance sheets of the Company. Earnings on these funds amounted to $32.7 million, $26.1 million and $14.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are reported as a component of interest income in the consolidated statements of income. The Company pays interest to third parties on a portion of these funds. Such interest amounted to $1.4 million, $1.1 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is reported as a component of interest expense in the consolidated statements of income.

BRK-23

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

13.	Intangible Assets
The following table summarizes the Company’s intangible assets, comprised of customer relationships, as of December 31, 2019 and 2018 (in thousands of dollars):

2019			2018
Original Balance	Accumulated Amortization	Carrying Value	Original Balance	Accumulated Amortization	Carrying Value

$49,237	$(33,579)	$15,658	$49,237	$(28,054)	$21,183
The Company’s remaining weighted average amortization period was 3.0 years as of December 31, 2019. The Company did not acquire any new intangible assets in 2019 or 2018. The Company recorded amortization expense on its intangible assets of $5.5 million, $7.0 million and $7.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense on intangible assets is reported as a component of depreciation and amortization in the consolidated statements of income.
The following table summarizes the estimated aggregate future amortization expense related to the Company’s intangible assets as of December 31, 2019:

(in thousands of dollars)

Year Ending December 31:
2020	$5,524
2021	4,954
2022	4,669
2023	437
2024	74
Thereafter	—
Total	$15,658

14.	Other Assets
The following table summarizes the Company’s other assets, as of December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018

Property, equipment and leasehold improvements at cost	$62,837	$58,271
Accumulated depreciation and amortization	(41,405)	(34,025)
Property, equipment and leasehold improvements, net	21,432	24,246
Prepaid expenses	63,535	50,440
Derivative assets	7,726	4,931
Loans receivable from related parties	10,990	9,920
Equity-method investments	12,324	12,979
Other	3,313	5,381
Total	$119,320	$107,897
Property, equipment and leasehold improvements include net capitalized software costs of $1.2 million and $2.4 million as of December 31, 2019 and 2018, respectively. The Company recorded depreciation and amortization expense related to its property, equipment and leasehold improvements of $8.1 million, $8.0 million and $8.8 million for the years ended December 31,

BRK-24

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

2019, 2018 and 2017, respectively, which is reported as a component of depreciation and amortization in the consolidated statements of income.

15.	Accounts Payable and Other Liabilities
The following table summarizes the Company’s accounts payable and other liabilities, as of December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018

General accounts payable and accrued expenses	$26,903	$31,706
Good faith and escrow deposits	32,997	22,913
Contingent liabilities	13,331	12,260
Derivative liabilities	3,722	1,941
Due to Agencies	5,118	4,251
Other	1,704	502
Total	$83,775	$73,573

16.	Secured Borrowings and Commercial Paper
The following table summarizes the Company’s outstanding secured borrowings, commercial paper, and weighted average contractual interest rates in effect as of December 31, 2019 and 2018:

	Amount		Weighted Average Rate
(in thousands of dollars)	2019	2018	2019	2018

Secured borrowings	$541,154	$771,037	2.93%	3.77%
Commercial paper	1,472,000	1,472,000	0.05	0.06
Total	$2,013,154	$2,243,037	0.82%	1.34%
The Company’s third-party borrowing agreements contain customary net worth and other financial covenant requirements. The Company was in compliance with its covenant requirements as of December 31, 2019 and 2018.
Secured borrowings
The Company participates in the Fannie Mae “As Soon As Pooled” funding program. There is no expiration date to the program except for mutual termination rights of both parties. The Company’s maximum borrowing capacity under the program was $500.0 million as of December 31, 2019 and 2018. There were no loans pledged as collateral under this program as of December 31, 2019. Loans with a carrying value of $27.1 million were pledged as collateral as of December 31, 2018. After approval of certain loan documents and shortly after closing, Fannie Mae will fund 99% of the loan balance on a secured basis until such time the loan is purchased by Fannie Mae and the borrowing is repaid. Borrowings under this program bear interest at one-month LIBOR plus 130 basis points with a LIBOR floor of 35 basis points. There was no balance outstanding under this program as of December 31, 2019. The balance outstanding under this program was $26.6 million as of December 31, 2018. Interest expense totaled $0.2 million, $0.2 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible servicing advances. The Company is permitted to borrow up to 90% of such advances. The agreement had a maximum borrowing capacity of $55.0 million and $85.0 million as of December 31, 2019 and 2018, respectively. Servicing advances with a carrying value of $69.6

BRK-25

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

million and $103.3 million were pledged as collateral as of December 31, 2019 and 2018, respectively. The balance outstanding under this agreement was $46.0 million and $83.0 million as of December 31, 2019 and 2018, respectively. In connection with this agreement, collections on the pledged servicing advances are held in a restricted cash account with the lender and totaled $0.2 million and $0.8 million as of December 31, 2019 and 2018, respectively, and are reported as a component of restricted cash in the consolidated balance sheets. Such collections are generally returned to the Company on a weekly basis. The maturity date of the agreement is July 31, 2020. Borrowings bear interest at one-month LIBOR plus 100 basis points. Interest expense, including amortization of debt issuance costs, totaled $1.9 million, $3.8 million and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible Agency loans and the Company is permitted to borrow up to 100% of the unpaid principal balance of such loans. As of December 31, 2019, the maximum facility base amount was $800.0 million with a maturity date of July 27, 2020. As of December 31, 2018, the maximum facility base amount was $800.0 million and there was a temporary facility amount of $400.0 million that terminated on January 31, 2019. Loans with a carrying value of $357.9 million and $497.3 million as of December 31, 2019 and 2018, respectively, were pledged as collateral. The balance outstanding under this agreement was $185.1 million and $300.4 million as of December 31, 2019 and 2018, respectively. Borrowings bear interest at one-month LIBOR plus 115 basis points. Interest expense, including amortization of debt issuance costs, totaled $11.6 million, $19.7 million and $16.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible Agency loans and the Company is permitted to borrow up to 100% of the unpaid principal balance of such loans. As of December 31, 2019, the maximum facility base amount was $500.0 million with a maturity date of June 22, 2020, and there was a temporary facility amount of $250.0 million with an original maturity date of January 31, 2020, which was subsequently extended to April 30, 2020. As of December 31, 2018, the maximum facility base amount was $500.0 million and there was a temporary facility amount of $500.0 million. Loans with a carrying value of $290.9 million and $619.7 million as of December 31, 2019 and 2018, respectively, were pledged as collateral. The balance outstanding under this agreement was $268.4 million and $296.7 million as of December 31, 2019 and 2018, respectively. Borrowings under this agreement bear interest at one-month LIBOR plus 115 basis points. Interest expense, including amortization of debt issuance costs, totaled $17.1 million, $26.4 million and $19.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible Agency loans and the Company is permitted to borrow up to 100% of the unpaid principal balance of such loans. As of December 31, 2019, the Company had a $30.0 million committed and $1.5 billion uncommitted facility borrowing limit. The facility has a maturity date of March 13, 2021. As of December 31, 2018, the Company had a $30.0 million committed and $270.0 million uncommitted facility borrowing limit. Loans with a carrying value of $332.3 million and $137.0 million as of December 31, 2019 and 2018, respectively, were pledged as collateral. The balance outstanding under this agreement was $41.6 million and $64.3 million as of December 31, 2019 and 2018, respectively. Borrowings under this agreement bear interest at one-month LIBOR plus 115 basis points. Interest expense, including amortization of debt issuance costs, totaled $12.2 million, $2.9 million and $0.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible proprietary loans and the Company is permitted to borrow up to 50% of the unpaid principal balance of such loans. As of December 31, 2019, the maximum facility amount was

BRK-26

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

$50.0 million with a maturity date of July 10, 2020. The maximum facility amount was $50.0 million as of December 31, 2018. Loans held for investment at amortized cost with a carrying value of $19.1 million and $47.3 million as of December 31, 2019 and 2018, respectively, were pledged as collateral. There was no outstanding balance under this agreement as of December 31, 2019 and 2018. Borrowings under this agreement bear interest at daily floating LIBOR plus 185 basis points. Interest expense, including amortization of debt issuance costs totaled $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Commercial Paper
Welsh Road Funding issues commercial paper notes with a maximum issuance amount of $1.5 billion as of December 31, 2019 and 2018. The notes are issued in terms no greater than 364 days. Interest on the notes is based on a market index and resets monthly. As of December 31, 2019, the remaining term of the individual notes outstanding ranged from 16 days to 359 days and are rolled over at maturity.
Proceeds are advanced to the Company under a variable funding note (“VFN”) and, in turn, lent to the Company’s affiliates for funding and operational purposes. These intercompany advances are eliminated in consolidation. A wholly-owned subsidiary of Berkshire Hathaway insures the advances of Welsh Road Funding and thus indirectly insures the repayment of the commercial paper notes. The performance of this wholly-owned subsidiary is guaranteed by Berkshire Hathaway. The commercial paper notes issued by Welsh Road Funding qualify as permitted investments under various pooling and servicing agreements with respect to certain CMBS trusts and other investors for which the Company is a servicer. The Company, in its capacity as servicer, invests certain escrow funds in permitted investments where allowable, including the commercial paper notes issued by Welsh Road Funding. Interest expense totaled $0.9 million, $0.7 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
The Tax Act contains significant changes to corporate taxation for years beginning after December 31, 2017 including (i) the reduction of the corporate income tax rate from 35% to 21%, (ii) the acceleration of expensing for certain business assets, (iii) additional limitations on the deductibility of interest expense, and (iv) limitations on the deductibility of entertainment expenses. The changes to corporate taxation did not materially affect the federal income taxes of the Company’s wholly-owned U.S. subsidiaries, Berkadia Commercial Mortgage Inc. and Berkadia Real Estate Advisors Inc.

BRK-27

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The following table summarizes the components of the Company’s consolidated income tax provision for the years ended December 31, 2019, 2018 and 2017:

	Audited		Unaudited
(in thousands of dollars)	2019	2018	2017

Current income tax provision:
Federal	$428	$150	$1,056
State	1,635	696	1,001
Foreign	792	1,623	1,067
Total current income tax provision	2,855	2,469	3,124

Deferred income tax provision (benefit):
Federal	(264)	253	(261)
State	327	342	328
Foreign	(35)	—	(19)
Total deferred income tax provision (benefit)	28	595	48
Total income tax provision	$2,883	$3,064	$3,172
An analysis of the difference between income tax expense at the U.S. federal statutory rate and the Company’s total income tax provision for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Audited		Unaudited
(in thousands of dollars)	2019	2018	2017

Income tax expense at the U.S. federal statutory rate	$45,625	$49,932	$67,866
Impact of change in federal corporate tax rate	—	—	521
Income not subject to federal income tax	(44,862)	(49,064)	(66,621)
State income taxes	1,946	989	1,275
Other, net	174	1,207	131
Total income tax provision	$2,883	$3,064	$3,172
As of December 31, 2019 and 2018, net deferred tax assets were comprised of the following:

(in thousands of dollars)	2019	2018

Total deferred tax assets	$3,928	$3,340
Total deferred tax liabilities	(4,709)	(3,094)
Deferred tax assets, net	$(781)	$246
As of December 31, 2019 and 2018, the Company’s deferred tax assets were primarily related to the Fannie Mae DUS™ liability and purchased mortgage servicing rights. The Company’s deferred tax liabilities were primarily related to originated mortgage servicing rights.
Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets; therefore, no valuation allowance has been established as of December 31, 2019 and 2018.
During 2018, the Company decided not to reinvest the undistributed earnings of its India subsidiary and repatriated $3.8 million back to the U.S. No earnings were repatriated in 2019. With respect to U.S. taxes on undistributed earnings, the Company should not incur any additional U.S. taxes on such distributions as a result of the Tax Act and as a pass-through entity

BRK-28

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

for U.S. federal income tax purposes. In 2018, the Company paid taxes of $0.8 million to the Indian government on the earnings it repatriated in 2018.
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
The following table summarizes the tax years that remain subject to examination in the Company’s major tax jurisdictions as of December 31, 2019:

United States – federal	2016 and forward
United States – states	2015 and forward
India	2017 and forward

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

BRK-29

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

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
Interest rate lock commitments include the fair value of the cash flows related to servicing loans and are priced based on contractually agreed-upon loan interest rates in relation to market interest rates as well as using an internally developed model including considerations for counterparty risk and are reported as a component of other assets or other liabilities and categorized as Level 3 within the fair value hierarchy. The Level 3 derivatives are interest rate lock commitments that result from the Company’s loan origination activities and are reflected as derivative assets or liabilities at fair value on the rate lock date. These derivatives expire upon the funding of the underlying mortgage loans and become part of the loans’ carrying value. The initial recording, periodic fair value adjustments and loan carrying value adjustments at expiration are all based on fair value which is significantly impacted by unobservable inputs. As a result, while these derivative contracts are outstanding, all fair value changes are considered unrealized. Significant unobservable inputs include discount rate and prepayment speed. Increases in discount rates or prepayments speeds would adversely impact the fair value of the interest rate lock commitments.

BRK-30

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The following table summarizes the financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option as required by ASC Topic 820, as of December 31, 2019:

(in thousands of dollars)	Level 1	Level 2	Level 3	Balance as of December 31, 2019

Assets
Loans held for sale at fair value	$—	$1,015,711	$—	$1,015,711
Loans held for investment at fair value	—	75,188	—	75,188
Investment securities available for sale	25,453	—	—	25,453
Investment security at fair value	—	—	96,799	96,799
Derivative assets:
Interest rate lock commitments	—	—	6,813	6,813
Forward sale commitments	—	912	—	912
Total assets	$25,453	$1,091,811	$103,612	$1,220,876
Liabilities
Derivative liabilities:
Forward sale commitments	$—	$3,722	$—	$3,722
Total liabilities	$—	$3,722	$—	$3,722
The following table presents quantitative information about significant unobservable inputs used in the fair value measurement of financial instruments categorized within Level 3 of the fair value hierarchy as of December 31, 2019:

(in thousands of dollars)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Value/Range

Assets
Investment security at fair value	$96,799	DCF[1]	Discount rate Prepayment speed Net Credit Losses	9.00% 13.61% - 29.40% 0.21% - 4.16%

Derivative assets:
Interest rate lock commitments	6,813	DCF[1]	Discount rate Prepayment speed	6.90% - 10.90% 1.29% - 5.59%

	[1] discounted cash flow

BRK-31

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The following table summarizes the changes in fair value of the Company’s Level 3 financial assets and liabilities as of December 31, 2019:

(in thousands of dollars)	Loans Held for Investment at Fair Value	Investment Security at Fair Value	Interest Rate Lock Commitments	Total

Beginning balance as of January 1, 2019	$—	$111,326	$3,346	$114,672
Settlements	—	(27,586)	—	(27,586)
Total net realized/unrealized gains:
Included in earnings	—	13,059	3,467	16,526
Net transfers into/(out of) Level 3	—	—	—	—
Ending balance as of December 31, 2019	$—	$96,799	$6,813	$103,612
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held as of December 31, 2019	$—	$(6,067)	$6,813	$746
The following table summarizes the financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option as required by ASC Topic 820, as of December 31, 2018:

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

BRK-32

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The following table presents quantitative information about significant unobservable inputs used in the fair value measurement of financial instruments categorized within Level 3 of the fair value hierarchy as of December 31, 2018:

(in thousands of dollars)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Value/Range

Assets
Investment security at fair value	$111,326	DCF[1]	Discount rate Prepayment speed Net Credit Losses	9.00% 14.99% - 61.00% 0.42% - 9.38%

Derivative assets:
Interest rate lock commitments	3,346	DCF[1]	Discount rate Prepayment speed	9.69% - 11.69% 2.02% - 38.98%

	[1] discounted cash flow
The following table summarizes the changes in fair value of the Company’s Level 3 financial assets and liabilities as of December 31, 2018:

(in thousands of dollars)	Loans Held for Investment at Fair Value	Investment Security at Fair Value	Interest Rate Lock Commitments	Total

Beginning balance as of January 1, 2018	$4,583	$139,087	$6,116	$149,786
Settlements	(4,625)	(35,018)	—	(39,643)
Total net realized/unrealized gains:
Included in earnings	42	7,257	(2,770)	4,529
Net transfers into/(out of) Level 3	—	—	—	—
Ending balance as of December 31, 2018	$—	$111,326	$3,346	$114,672
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held as of December 31,2018	$—	$(16,696)	$3,346	$(13,350)

BRK-33

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

Fair Value of Financial Instruments
The following table summarizes the carrying value and estimated fair value of financial instruments as of December 31, 2019 and 2018:

(in thousands of dollars)	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Investment securities available for sale	$25,453	$25,453	$24,511	$24,511
Investment security at fair value	96,799	96,799	111,326	111,326
Loans held for sale at fair value	1,015,711	1,015,711	1,298,109	1,298,109
Loans held for investment at fair value	75,188	75,188	94,476	94,476
Loans held for investment at amortized cost, net	671,126	671,918	527,406	527,516
Loans receivable from related parties	10,990	11,053	9,920	9,685
Derivative assets	7,725	7,725	4,575	4,575

Financial Liabilities
Financial guarantee liability	326,083	387,543	311,091	346,219
Secured borrowings	541,154	541,154	771,037	771,037
Commercial paper	1,472,000	1,472,000	1,472,000	1,472,000
Derivative liabilities	3,722	3,722	1,585	1,585
The following methods and assumptions were used to estimate the fair value of financial instruments not measured at fair value on a recurring basis:
Loans Held for Investment at Amortized Cost
The estimated fair value was primarily based upon the estimated net realizable value of such loans determined by the present value of expected future cash flows, net of expected credit losses. These loans are categorized as Level 3 within the fair value hierarchy.
Loans Receivable from Related Parties
The estimated fair value was determined by the present value of expected future cash flows. These loan receivables are categorized as Level 3 within the fair value hierarchy.
Financial Guarantee Liability
The estimated fair value represents the guarantee fee portion of the related mortgage servicing rights and were estimated using a discounted cash flow model with the relevant assumptions used in valuing the Company’s mortgage servicing rights. This liability is categorized as Level 3 within the fair value hierarchy.
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

BRK-34

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

19.	Financial Guarantee Liability
As a condition of the Fannie Mae DUS™ program, the Company and Fannie Mae share in any losses throughout the term of each loan purchased or credit enhanced by Fannie Mae under the program. The Company’s loss sharing with Fannie Mae is pari passu in which the Company’s maximum loss percentage is approximately one-third of the original principal balance of a defaulted mortgage loan.
The Company’s maximum potential liability under the Fannie Mae DUS™ program totaled $9.2 billion as of December 31, 2019. The maximum potential liability is not representative of the actual losses the Company would incur if all of the Fannie Mae DUS™ loans were to default. The Company would only be liable for this maximum amount if all such loans were to default and if the collateral underlying such loans was determined to have no value. The carrying value of the liability totaled $326.1 million and $311.1 million as of December 31, 2019 and 2018, respectively.

20.	Commitments and Contingencies
Commitments
The Company’s outstanding loan commitments as of December 31, 2019 and 2018 consisted of the following:

(in thousands of dollars)	2019	2018

Commitments to originate permanent loans	$589,906	$328,458
Commitments to fund construction loans	638,095	777,098
Total	$1,228,001	$1,105,556

Commitments to sell loans	$2,213,211	$2,368,973
The Company’s commitments to sell loans include the unpaid principal balance of loans held for sale in the consolidated balance sheets totaling $1.0 billion and $1.3 billion as of December 31, 2019 and 2018, respectively.
As a general matter, the Company does not issue loan commitments to originate proprietary loans.
Leases and Rentals
The Company is obligated under non-cancelable operating leases primarily for office facilities. These leases have conventional terms and conditions. The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2019 were as follows:

(in thousands of dollars)

Year Ending December 31:
2020	$14,711
2021	15,118
2022	14,021
2023	11,937
2024	10,513
Thereafter	33,053
99,353
Less sublease income	(2,694)
Total	$96,659

BRK-35

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

Rental expense (net of sublease income), primarily for office facilities, totaled $12.1 million, $10.5 million and $10.8 million for years ended December 31, 2019, 2018 and 2017, respectively, and is reported as a component of other expenses in the consolidated statements of income.
Letters of Credit
In November 2018, a third-party financial institution opened an irrevocable letter of credit in the Company’s favor in an amount not exceeding $50.0 million listing Fannie Mae as the beneficiary. The letter of credit has an automatic one-year extension provision and was not drawn upon as of December 31, 2019 and 2018. The letter of credit expires in November 2020 and qualifies as restricted liquidity with Fannie Mae as further discussed in Note 4.
In June 2019, a third-party financial institution opened an irrevocable letter of credit in the Company’s favor in an amount not exceeding $5.0 million listing Freddie Mac as the beneficiary. The letter of credit was not drawn upon as of December 31, 2019, expires in June 2020 and satisfies Freddie Mac’s small balance loans program requirements.
Litigation
In the ordinary course of business, the Company is subject to potential liability under laws and government regulations, and various claims and legal actions that are pending or may be asserted against it. As of December 31, 2019, it is the opinion of management that potential liabilities arising from pending litigation are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, due to the inherent uncertainty in litigation and since the ultimate resolution of the Company’s litigation, claims and other legal proceedings are influenced by factors outside of the Company’s control, it is reasonably possible that actual results will differ from management’s estimates.
The Company reserves for litigation claims and assessments asserted or threatened when a loss is probable, and the amount of the loss can be reasonably estimated. No material loss contingencies were recognized for the years ended December 31, 2019, 2018 and 2017.

21.	Related Party Transactions and Relationships
Transactions with Jefferies Group LLC
As an approved seller/servicer for Fannie Mae and an FHA-approved issuer of Ginnie Mae mortgage-backed securities, the Company executes such trades with various counterparties, including Jefferies Group LLC, a wholly-owned subsidiary of Jefferies. The principal amount of such trades with Jefferies Group LLC totaled $109.5 million and $367.6 million for the years ended December 31, 2019 and 2018, respectively. Net gains from settled trades totaled $2.4 million, $2.4 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Relationship with Berkshire Hathaway
As discussed in Notes 2 and 16, a portion of the Company’s operations is funded by commercial paper notes with minimum credit rating requirements. The ratings of the commercial paper notes are linked to that of Berkshire Hathaway, as guarantor of an unconditional and irrevocable surety bond issued by a wholly-owned subsidiary of Berkshire Hathaway.
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

BRK-36

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

22.	Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through March 16, 2020, the date at which the consolidated financial statements were available to be issued.
The Company paid a $41.5 million cash dividend to its members in February 2020.

BRK-37