Form 10-Q
period 2020-02-29
Jefferies Financial Group Inc.
filed 2020-04-08
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
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

The number of shares outstanding of each of the issuer’s classes of common stock at April 1, 2020 was 268,829,938.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
February 29, 2020 and November 30, 2019
(Dollars in thousands, except par value)
(Unaudited)

	February 29, 2020	November 30, 2019
ASSETS
Cash and cash equivalents	$6,710,659	$7,678,821
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	742,134	796,797
Financial instruments owned, at fair value (including securities pledged of $13,446,620 and $12,058,522):	18,396,981	16,895,741
Loans to and investments in associated companies	1,562,628	1,652,957
Securities borrowed	6,708,788	7,624,642
Securities purchased under agreements to resell	4,907,031	4,299,598
Securities received as collateral	15,004	9,500
Receivables	7,234,029	5,744,106
Property, equipment and leasehold improvements, net	928,643	385,029
Intangible assets, net and goodwill	1,918,068	1,922,934
Other assets	2,654,158	2,450,109
Total assets (1)	$51,778,123	$49,460,234

LIABILITIES
Short-term borrowings	$623,156	$548,490
Financial instruments sold, not yet purchased, at fair value	9,879,387	10,532,460
Securities loaned	1,891,912	1,525,140
Securities sold under agreements to repurchase	8,406,022	7,504,670
Other secured financings	2,920,709	3,070,611
Obligation to return securities received as collateral	15,004	9,500
Lease liabilities	607,535	—
Payables, expense accruals and other liabilities	9,447,230	8,179,013
Long-term debt	8,451,504	8,337,061
Total liabilities (1)	42,242,459	39,706,945

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	24,759	26,605
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 277,109,287 and 291,644,153 shares issued and outstanding, after deducting 39,353,325 and 24,818,459 shares held in treasury	277,109	291,644
Additional paid-in capital	3,329,633	3,627,711
Accumulated other comprehensive income (loss)	(258,400)	(273,039)
Retained earnings	6,000,613	5,933,389
Total Jefferies Financial Group Inc. shareholders’ equity	9,348,955	9,579,705
Noncontrolling interests	36,950	21,979
Total equity	9,385,905	9,601,684

Total	$51,778,123	$49,460,234

(1)
Total assets include assets related to variable interest entities of $938.4 million and $645.8 million at February 29, 2020 and November 30, 2019, respectively, and Total liabilities include liabilities related to variable interest entities of $2,926.2 million and $3,071.1 million at February 29, 2020 and November 30, 2019, respectively. See Note 7 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended February 29, 2020 and February 28, 2019
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Revenues:
Commissions and other fees	$179,430	$154,950
Principal transactions	404,864	246,182
Investment banking	592,002	285,596
Interest income	326,366	386,844
Manufacturing revenues	77,607	75,425
Other	111,995	46,015
Total revenues	1,692,264	1,195,012
Interest expense of Jefferies Group	305,936	366,569
Net revenues	1,386,328	828,443

Expenses:
Compensation and benefits	670,193	409,592
Cost of sales	72,443	66,921
Floor brokerage and clearing fees	59,181	51,868
Interest expense	21,554	23,018
Depreciation and amortization	39,470	33,934
Selling, general and other expenses	297,838	221,106
Total expenses	1,160,679	806,439

Income before income taxes and income (loss) related to associated companies	225,649	22,004
Income (loss) related to associated companies	(67,855)	27,313
Income before income taxes	157,794	49,317
Income tax provision	45,773	2,302
Net income	112,021	47,015
Net (income) loss attributable to the noncontrolling interests	2,129	(1,066)
Net loss attributable to the redeemable noncontrolling interests	282	138
Preferred stock dividends	(1,422)	(1,276)

Net income attributable to Jefferies Financial Group Inc. common shareholders	$113,010	$44,811

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.37	$0.14

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.37	$0.14

Amounts attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$113,010	$44,811

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended February 29, 2020 and February 28, 2019
(In thousands)
(Unaudited)

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Net income	$112,021	$47,015
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $81 and $107	237	317
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0 and $(377)	—	1,129
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $81 and $484	237	1,446

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(3,147) and $7,722	(9,233)	30,954
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0 and $0	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(3,147) and $7,722	(9,233)	30,954

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $7,939 and $5,949	23,248	17,535
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $86 and $(99)	(252)	294
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $7,853 and $6,048	22,996	17,829

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $0 and $(86)	—	(251)
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income (loss), net of income tax provision (benefit) of $0 and $0	—	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $0 and $(86)	—	(251)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0 and $0	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(224) and $(119)	639	355
Net change in pension liability, net of income tax provision (benefit) of $224 and $119	639	355

Other comprehensive income, net of income taxes	14,639	50,333

Comprehensive income	126,660	97,348
Comprehensive (income) loss attributable to the noncontrolling interests	2,129	(1,066)
Comprehensive loss attributable to the redeemable noncontrolling interests	282	138
Preferred stock dividends	(1,422)	(1,276)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$127,649	$95,144

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended February 29, 2020 and February 28, 2019
(In thousands)
(Unaudited)

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Net cash flows from operating activities:
Net income	$112,021	$47,015
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision	12,237	1,948
Depreciation and amortization of real estate, property, equipment and leasehold improvements	36,415	30,671
Other amortization	2,971	(9,225)
Share-based compensation	9,947	11,813
Provision for doubtful accounts	10,870	9,672
(Income) loss related to associated companies	39,096	(38,650)
Distributions from associated companies	49,646	120,573
Net losses related to property and equipment, and other assets	34,193	1,784
Lease expense	22,764	—
Lease payments	(18,388)	—
Net change in:
Securities deposited with clearing and depository organizations	(296,514)	12
Financial instruments owned, at fair value	(1,526,004)	(358,751)
Securities borrowed	910,494	(674,484)
Securities purchased under agreements to resell	(614,635)	(660,842)
Receivables from brokers, dealers and clearing organizations	(1,433,478)	(1,094,082)
Receivables from customers of securities operations	(48,710)	417,327
Other receivables	(28,454)	(27,067)
Other assets	(231,104)	(173,435)
Financial instruments sold, not yet purchased, at fair value	(635,893)	705,164
Securities loaned	371,286	378,261
Securities sold under agreements to repurchase	909,654	632,686
Payables to brokers, dealers and clearing organizations	1,569,726	301,741
Payables to customers of securities operations	(51,154)	212,895
Trade payables, expense accruals and other liabilities	(199,966)	(652,490)
Other	74,897	33,509
Net cash used for operating activities	(918,083)	(783,955)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(60,982)	(46,059)
Proceeds from disposals of property and equipment, and other assets	1,230	2,313
Advances on notes, loans and other receivables	(239,241)	(87,019)
Collections on notes, loans and other receivables	229,476	57,013
Loans to and investments in associated companies	(864,422)	(45,448)
Capital distributions and loan repayments from associated companies	883,299	802
Purchases of investments (other than short-term)	—	(1,386)
Proceeds from maturities of investments	—	527,148
Proceeds from sales of investments	1,330	667,488
Net cash provided by (used for) investing activities	(49,310)	1,074,852
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the three months ended February 29, 2020 and February 28, 2019
(In thousands)
(Unaudited)

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$759,478	$533,435
Repayment of debt	(555,076)	(307,695)
Net change in other secured financings	(150,485)	(7,450)
Net change in bank overdrafts	(34,518)	(8,360)
Contributions from noncontrolling interests	17,100	—
Purchase of common shares for treasury	(310,187)	(214,661)
Dividends paid	(42,793)	(37,817)
Other	316	4,211
Net cash used for financing activities	(316,165)	(38,337)

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,927)	13,194

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,286,485)	265,754

Cash, cash equivalents and restricted cash at beginning of period	8,480,435	6,012,662

Cash, cash equivalents and restricted cash at end of period	$7,193,950	$6,278,416

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	February 29, 2020	February 28, 2019

Cash and cash equivalents	$6,710,659	$5,517,121
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	410,632	728,406
Other assets	72,659	32,889
Total cash, cash equivalents and restricted cash	$7,193,950	$6,278,416

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended February 29, 2020 and February 28, 2019
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2019	$291,644	$3,627,711	$(273,039)	$5,933,389	$9,579,705	$21,979	$9,601,684
Net income				113,010	113,010	(2,129)	110,881
Other comprehensive income, net of taxes			14,639		14,639		14,639
Contributions from noncontrolling interests					—	17,100	17,100
Share-based compensation expense		9,947			9,947		9,947
Change in fair value of redeemable noncontrolling interests		1,564			1,564		1,564
Purchase of common shares for treasury	(14,738)	(312,763)			(327,501)		(327,501)
Dividends ($0.15 per common share)				(45,786)	(45,786)		(45,786)
Other	203	3,174			3,377	—	3,377
Balance, February 29, 2020	$277,109	$3,329,633	$(258,400)	$6,000,613	$9,348,955	$36,950	$9,385,905

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2018	$307,515	$3,854,847	$288,286	$5,610,218	$10,060,866	$18,391	$10,079,257
Net income				44,811	44,811	1,066	45,877
Other comprehensive income, net of taxes			50,333		50,333		50,333
Contributions from noncontrolling interests					—	4,705	4,705
Distributions to noncontrolling interests					—	(981)	(981)
Share-based compensation expense		11,813			11,813		11,813
Change in fair value of redeemable noncontrolling interests		(536)			(536)		(536)
Purchase of common shares for treasury	(9,728)	(187,365)			(197,093)		(197,093)
Dividends ($0.125 per common share)				(40,094)	(40,094)		(40,094)
Other	526	2,326			2,852	—	2,852
Balance, February 28, 2019	$298,313	$3,681,085	$338,619	$5,614,935	$9,932,952	$23,181	$9,956,133

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
Our Asset Management segment includes both the operations of Leucadia Asset Management ("LAM") as well as the asset management operations within Jefferies Group. Within Asset Management, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. Asset Management offers institutional clients an innovative range of investment strategies through its affiliated managers.
Merchant Banking is where we own a portfolio of businesses and investments, including Linkem (fixed wireless broadband services in Italy); Vitesse Energy, LLC ("Vitesse Energy Finance") and JETX Energy, LLC ("JETX Energy") (oil and gas production and development); real estate, primarily including HomeFed LLC ("HomeFed"); Idaho Timber (manufacturing); FXCM Group, LLC ("FXCM") (provider of online foreign exchange trading services); and The We Company (global network of workspaces). Our Merchant Banking businesses and investments also included National Beef Packing Company, LLC ("National Beef") (beef processing), prior to its sale in November 2019 and Spectrum Brands Holdings, Inc. ("Spectrum Brands") (consumer products), prior to its distribution to shareholders in October 2019. The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem's common equity at February 29, 2020. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated working interests and royalties predominantly in the Bakken Shale oil field in North Dakota. JETX Energy is our 98% owned consolidated subsidiary that currently has non-operated working interests and acreage in east Texas.
HomeFed is our consolidated subsidiary that owns and develops residential and mixed use real estate properties. Prior to July 1, 2019, we owned approximately 70% of HomeFed and accounted for it under the equity method. On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis.
Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products.

Our investment in FXCM and associated companies consist of a senior secured term loan due February 15, 2021, ($71.6 million principal outstanding at February 29, 2020); a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM.
We invested $9.0 million in 2013 in The We Company, which creates collaborative office communities, and have received $31.0 million in cash to date. We own less than 1% of The We Company. Our interest in The We Company is reflected in Financial instruments owned, at fair value in our financial statements.

Note 2.  Basis of Presentation and Significant Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in our Form 10-K. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations. For a detailed discussion about the Company’s significant accounting policies, see Note 2, Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended November 30, 2019 ("2019 10-K").

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

During the three months ended February 29, 2020, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board ("FASB") guidance on leases (the "new lease standard") on December 1, 2019. These lease policy updates are applied using a modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Lease Accounting

For leases with an original term longer than one year, lease liabilities are initially recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term, including non-lease components such as fixed common area maintenance costs and other fixed costs for generally all leases. A corresponding right of use ("ROU") asset is initially recognized equal to the lease liability adjusted for any lease prepayments, initial direct costs and lease incentives. The ROU assets are included in Property, equipment and leasehold improvements, net and the lease liabilities are included in Lease liabilities in the Consolidated Statement of Financial Condition.

The discount rates used in determining the present value of leases represent our collateralized borrowing rate considering each lease’s term and currency of payment. The lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain leases have renewal options that can be exercised at the discretion of the Company. Lease expense is generally recognized on a straight-line basis over the lease term and included in Selling, general and other expenses in the Consolidated Statement of Operations. See Note 12 for further information.

Reclassification to the Consolidated Statements of Operations

During the third quarter of 2019, we reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in the Consolidated Statements of Operations and are now presented within Commissions and other fees. Previously reported results are presented on a comparable basis. This change had the impact of increasing Commissions and other fees and reducing Other revenues by $7.8 million for the three months ended February 28, 2019. There is no impact on Total revenues as a result of this change in presentation.

Receivables

At February 29, 2020 and November 30, 2019, Receivables include receivables from brokers, dealers and clearing organizations of $4,438.0 million and $3,011.0 million, respectively, and receivables from customers of securities operations of $1,538.9 million and $1,490.9 million, respectively.

Our subsidiary, Foursight Capital, had auto loan receivables of $766.2 million and $741.2 million at February 29, 2020 and November 30, 2019, respectively. Based primarily on Beacon credit scores, Foursight Capital classifies its auto loan receivables as prime, near-prime and sub-prime based on the perceived credit risk at origination and generally considers prime receivables as those with a Beacon score of 680 and above, near-prime with scores between 620 and 679 and sub-prime with scores below 620. The credit quality classification at February 29, 2020 and November 30, 2019 was approximately 15% and 15% prime, 53% and 53% near-prime and 32% and 32% sub-prime, respectively.
Other Investments

At February 29, 2020 and November 30, 2019, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $135.0 million and $172.8 million, respectively. Impairments of $20.0 million and $0.0 million were recognized on these investments during the three months ended February 29, 2020 and February 28, 2019, respectively.

Capitalization of Interest

In connection with the acquisition of HomeFed in 2019, we began capitalizing interest on qualifying real estate assets. During the three months ended February 29, 2020, capitalized interest of $2.0 million was allocated among all of HomeFed's projects that are currently under development.

Payables, expense accruals and other liabilities

At February 29, 2020 and November 30, 2019, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $4,205.0 million and $2,621.7 million, respectively, and payables to customers of securities operations of $3,757.4 million and $3,808.6 million, respectively.

Supplemental Cash Flow Information

	For the Three Months Ended
	February 29, 2020	February 28, 2019
	(In thousands)
Cash paid during the year for:
Interest	$365,842	$399,350
Income tax payments (refunds), net	$(10,697)	$7,205

During the three months ended February 29, 2020, we had $18.5 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to February 29, 2020.
Accounting Developments - Accounting Standards Adopted in Current Period

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. We adopted the new lease standard on December 1, 2019 using a modified retrospective transition approach. Accordingly, reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. We utilized the package of practical expedients allowing us to not reassess whether any expired or existing contracts contain a lease, the classification for any expired or existing leases or the initial direct costs for any existing leases. We have also elected to apply an exemption for short term leases whereby leases with initial lease terms of one year or less are not recorded on the Consolidated Statement of Financial Condition. At transition on December 1, 2019, the adoption of this standard resulted in the recognition of ROU assets of $545.8 million and operating lease liabilities of $614.9 million reflected in Property, equipment and leasehold improvements, net and Lease liabilities in the Consolidated Statement of Financial Condition, respectively.

Derivatives and Hedging. In August 2017, the FASB issued new guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. We adopted the guidance in the first quarter of fiscal 2020 and the adoption did not have a material impact on our consolidated financial statements.

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

Goodwill. In January 2017, the FASB issued new guidance which simplifies goodwill impairment testing. The guidance is effective in the first quarter of fiscal 2021. We do not believe the new guidance will have a material impact on our consolidated financial statements.

Defined Benefit Plans. In August 2018, the FASB issued new guidance to improve the effectiveness of disclosure requirements on defined benefit pension plans and other postretirement plans. The guidance is effective in the first quarter of fiscal 2021. We do not believe the new guidance will have a material impact on our consolidated financial statements.

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

Note 3.  Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $898.1 million and $586.9 million at February 29, 2020 and November 30, 2019, respectively, by level within the fair value hierarchy (in thousands):

	February 29, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$3,505,773	$157,818	$103,683	$—	$3,767,274
Corporate debt securities	—	2,841,055	25,090	—	2,866,145
Collateralized debt obligations and collateralized loan obligations	—	97,325	29,784	—	127,109
U.S. government and federal agency securities	1,541,590	98,176	—	—	1,639,766
Municipal securities	—	775,960	—	—	775,960
Sovereign obligations	1,552,798	1,194,447	—	—	2,747,245
Residential mortgage-backed securities	—	1,080,695	16,970	—	1,097,665
Commercial mortgage-backed securities	—	441,669	4,264	—	445,933
Other asset-backed securities	—	260,009	41,903	—	301,912
Loans and other receivables	—	2,691,103	103,243	—	2,794,346
Derivatives	864	3,331,102	23,244	(2,717,442)	637,768
Investments at fair value	—	51,609	184,507	—	236,116
FXCM term loan	—	—	61,628	—	61,628
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$6,601,025	$13,020,968	$594,316	$(2,717,442)	$17,498,867

Securities received as collateral	$15,004	$—	$—	$—	$15,004

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,124,882	$2,897	$4,275	$—	$2,132,054
Corporate debt securities	—	1,772,490	767	—	1,773,257
U.S. government and federal agency securities	1,577,052	—	—	—	1,577,052
Sovereign obligations	1,070,355	808,136	—	—	1,878,491
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,813,027	7,859	—	1,820,886
Derivatives	37	3,412,660	134,087	(2,849,172)	697,612
Total financial instruments sold, not yet purchased, at fair value	$4,772,326	$7,809,210	$147,023	$(2,849,172)	$9,879,387
Short-term borrowings	$—	$20,164	$—	$—	$20,164
Long-term debt	$—	$811,251	$543,463	$—	$1,354,714
Obligation to return securities received as collateral	$15,004	$—	$—	$—	$15,004

	November 30, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,507,164	$218,403	$58,426	$—	$2,783,993
Corporate debt securities	—	2,472,245	7,490	—	2,479,735
Collateralized debt obligations and collateralized loan obligations	—	124,225	28,788	—	153,013
U.S. government and federal agency securities	2,101,624	158,618	—	—	2,260,242
Municipal securities	—	742,326	—	—	742,326
Sovereign obligations	1,330,026	1,405,827	—	—	2,735,853
Residential mortgage-backed securities	—	1,069,066	17,740	—	1,086,806
Commercial mortgage-backed securities	—	424,060	6,110	—	430,170
Other asset-backed securities	—	303,847	42,563	—	346,410
Loans and other receivables	—	2,460,551	114,080	—	2,574,631
Derivatives	2,809	1,833,907	14,889	(1,433,197)	418,408
Investments at fair value	—	32,688	205,412	—	238,100
FXCM term loan	—	—	59,120	—	59,120
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$5,941,623	$11,245,763	$554,618	$(1,433,197)	$16,308,807

Securities purchased under agreements to resell	$—	$—	$25,000	$—	$25,000
Securities received as collateral	$9,500	$—	$—	$—	$9,500

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,755,601	$7,438	$4,487	$—	$2,767,526
Corporate debt securities	—	1,471,142	340	—	1,471,482
U.S. government and federal agency securities	1,851,981	—	—	—	1,851,981
Sovereign obligations	1,363,475	941,065	—	—	2,304,540
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,600,228	9,463	—	1,609,691
Derivatives	871	2,066,455	92,057	(1,632,178)	527,205
Total financial instruments sold, not yet purchased, at fair value	$5,971,928	$6,086,328	$106,382	$(1,632,178)	$10,532,460

Short-term borrowings	$—	$20,981	$—	$—	$20,981
Long-term debt	$—	$735,216	$480,069	$—	$1,215,285
Obligation to return securities received as collateral	$9,500	$—	$—	$—	$9,500

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
February 29, 2020
Equity Long/Short Hedge Funds (2)	$303,941	$—
Equity Funds (3)	36,754	13,957
Commodity Fund (4)	14,650	—
Multi-asset Funds (5)	542,609	—
Other Funds (6)	160	—
Total	$898,114	$13,957

November 30, 2019
Equity Long/Short Hedge Funds (2)	$291,593	$—
Equity Funds (3)	44,576	14,621
Commodity Fund (4)	16,025	—
Multi-asset Funds (5)	234,583	—
Other Funds (6)	157	—
Total	$586,934	$14,621

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At February 29, 2020 and November 30, 2019, 6% and 6%, respectively, of these investments are redeemable quarterly with 60 days prior written notice.

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

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At February 29, 2020 and November 30, 2019, investments representing approximately 2% and 5%, respectively, of the fair value of investments in this category are redeemable with 30 days prior written notice.

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

Investments at fair value also include our investment in The We Company. We invested $9.0 million in The We Company in 2013 and currently own less than 1% of The We Company. Our interest in The We Company is reflected in Financial instruments owned, at fair value, of $53.8 million and $53.8 million at February 29, 2020 and November 30, 2019, respectively.
Investment in FXCM

Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2021 ($71.6 million principal outstanding at February 29, 2020), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Securities Received as Collateral/Obligations to Return Securities Received as Collateral

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

Nonrecurring Fair Value Measurements
HomeFed has a 49% membership interest in the RedSky JZ Fulton Investors ("RedSky JZ Fulton Mall") joint venture, which owns a property in Brooklyn, New York. The property consists of 14 separate tax lots, divided into two development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights. During the three months ended February 29, 2020, difficulties were encountered with attempts to refinance debt within the investment. We viewed this, combined with a softening of the Brooklyn, New York real estate market during the quarter, as a triggering event and evaluated HomeFed's equity method investment in RedSky JZ Fulton Mall to determine if there was an impairment. In connection with this evaluation, we obtained an appraisal which reflected a reduction in the value of the investment in comparison to an earlier appraisal obtained shortly before the beginning of the quarter. The appraisal was based off of Level 3 inputs consisting of prices of comparable properties and the appraisal indicated that the value of the property was worth less than the debt outstanding. HomeFed recorded an impairment charge of $55.6 million within Income (loss) related to associated companies during the three months ended February 29, 2020, which represented all of its carrying value in the joint venture.

Due to a decline in oil and gas prices during the first quarter of 2020, JETX Energy performed an impairment analysis for its proven oil and gas properties in the East Eagle Ford. JETX Energy first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of February 29, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value. As the undiscounted future net cash flows were lower than the carrying value, JETX Energy then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, JETX Energy used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of JETX Energy's proven oil and gas properties in the East Eagle Ford totaled $9.6 million, which was $33.0 million lower than the carrying value as of the end of first quarter of 2020. As a result, an impairment charge of $33.0 million was recorded in Selling, general and other expenses during the three months ended February 29, 2020.

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 29, 2020 (in thousands):

Three Months Ended February 29, 2020
	Balance, November 30, 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, February 29, 2020	Changes in unrealized gains/losses included in earnings relating to instruments still held at February 29, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$58,426	$(8,280)	$2,792	$(1,934)	$—	$—	$52,679	$103,683	$(8,291)
Corporate debt securities	7,490	1,269	1,478	(503)	(601)	—	15,957	25,090	879
CDOs and CLOs	28,788	(1,940)	17,594	(17,833)	(4)	—	3,179	29,784	(1,698)
Residential mortgage-backed securities	17,740	(280)	—	—	(3)	—	(487)	16,970	(250)
Commercial mortgage-backed securities	6,110	(306)	—	—	(1,401)	—	(139)	4,264	571
Other asset-backed securities	42,563	(4,159)	81,323	(72,032)	(1,974)	—	(3,818)	41,903	(3,797)
Loans and other receivables	114,080	(4,307)	62,940	(13,042)	(57,479)	—	1,051	103,243	(6,187)
Investments at fair value	205,412	(27,333)	6,504	(76)	—	—	—	184,507	(27,333)
FXCM term loan	59,120	2,508	—	—	—	—	—	61,628	2,508
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,487	$291	$(513)	$—	$—	$—	$10	$4,275	$65
Corporate debt securities	340	(189)	(13,832)	14,079	369	—	—	767	(35)
Commercial mortgage-backed securities	35	—	—	—	—	—	—	35	—
Loans	9,463	1	(9,872)	2,781	—	—	5,486	7,859	(1)
Net derivatives (2)	77,168	(17,528)	(278)	5,627	192	—	45,662	110,843	17,460
Long-term debt (1)	480,069	(9,016)	—	—	—	128,475	(56,065)	543,463	(5,590)

(1)
Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at February 29, 2020 were gains of $14.6 million.

(2)	Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended February 29, 2020

During the three months ended February 29, 2020, transfers of assets of $85.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Corporate equity securities of $55.4 million, corporate debt securities of $16.5 million and loans and other receivables of $6.0 million due to reduced pricing transparency.

During the three months ended February 29, 2020, transfers of assets of $16.8 million from Level 3 to Level 2 are primarily attributed to:

•
Other asset-backed securities of $6.3 million, loans and other receivables of $4.9 million and corporate equity securities of $2.7 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended February 29, 2020, transfers of liabilities of $102.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $83.0 million and structured notes of $13.1 million due to reduced market and pricing transparency.
During the three months ended February 29, 2020, transfers of liabilities of $107.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $69.1 million and net derivatives of $37.3 million due to greater market and pricing transparency.

Net losses on Level 3 assets were $42.8 million and net gains on Level 3 liabilities were $26.4 million for the three months ended February 29, 2020. Net losses on Level 3 assets were primarily due to decreased market values across investments at fair value, corporate equity securities, other asset-backed securities and loans and other receivables, partially offset by increased market values of the FXCM term loan. Net gains on Level 3 liabilities were primarily due to decreased market values across derivatives and valuations of certain structured notes.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2019 (in thousands):

Three Months Ended February 28, 2019
	Balance, November 30, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, February 28, 2019	Changes in unrealized gains/ losses included in earnings relating to instruments still held at February 28, 2019 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$52,192	$4,488	$1,410	$(2,411)	$(66)	$—	$(37)	$55,576	$4,603
Corporate debt securities	9,484	466	3,568	(3,233)	(834)	—	1,479	10,930	498
CDOs and CLOs	36,105	(6,726)	49,201	(32,759)	(1,139)	—	(1,538)	43,144	(3,526)
Residential mortgage-backed securities	19,603	462	975	—	(27)	—	(50)	20,963	494
Commercial mortgage-backed securities	10,886	136	12	—	(41)	—	1,827	12,820	96
Other asset-backed securities	53,175	(2,290)	29,195	(30,060)	(12,320)	—	(1,814)	35,886	(1,763)
Loans and other receivables	46,985	814	40,061	(27,142)	(1,990)	—	19,323	78,051	130
Investments at fair value	396,254	(2,923)	27,767	—	—	—	—	421,098	(2,923)
FXCM term loan	73,150	450	—	—	—	—	—	73,600	450
Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$—	$(2)	$—	$80	$—	$—	$—	$78	$2
Corporate debt securities	522	(241)	—	—	—	—	449	730	241
Commercial mortgage-backed securities	—	70	—	—	—	—	—	70	(70)
Loans	6,376	(229)	(1,411)	504	—	—	(1,820)	3,420	338
Net derivatives (2)	21,614	(5,348)	(2,804)	3,084	169	—	12,260	28,975	3,333
Long-term debt (1)	200,745	(16,701)	—	—	(5,665)	92,016	12,744	283,139	4,045

(1)
Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at February 28, 2019 were gains of $12.7 million.

(2)	Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

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

February 29, 2020
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$78,543
Non-exchange-traded securities		Market approach	Price	$1	to	$213	$105
			Underlying stock price	$3	to	$5	$4

Corporate debt securities	$25,090	Market approach	Price	$69	to	$78	$69
		Scenario analysis	Estimated recovery percentage	22%	to	85%	41%

CDOs and CLOs	$29,784	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	1%	to	2%	2%
			Loss severity	25%	to	70%	28%
			Discount rate/yield	13%	to	30%	17%
		Scenario analysis	Estimated recovery percentage	3.25%	to	36.5%	25%

Residential mortgage-backed securities	$16,970	Discounted cash flows	Cumulative loss rate	2%			—
			Duration (years)	6.0 years			—
			Discount rate/yield	3%			—

Commercial mortgage-backed securities	$4,264	Scenario analysis	Estimated recovery percentage	44%			—

Other asset-backed securities	$41,903	Discounted cash flows	Cumulative loss rate	7%	to	31%	14%
			Duration (years)	0.5 years	to	2.8 years	1.6 years
			Discount rate/yield	7%	to	14%	11%
		Market approach	Price	$100			—

Loans and other receivables	$52,815	Market approach	Price	$29	to	$101	$89
		Scenario analysis	Estimated recovery percentage	63%	to	100%	79%

Derivatives	$22,216
Interest rate swaps		Market approach	Basis points upfront	0	to	12	6

Investments at fair value	$103,216
Private equity securities		Market approach	Price	$8	to	$168	$57
		Scenario analysis	Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$61,628
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.0 year	1.0 year

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,275	Market approach	Transaction level	$1			—

Loans	$5,074	Market approach	Price	$50			—
		Scenario analysis	Estimated recovery percentage	63%			—

Derivatives	$134,087
Equity options		Volatility benchmarking	Volatility	21%	to	60%	42%
Interest rate swaps		Market approach	Basis points upfront	0	to	18	9
Cross currency swaps			Basis points upfront	2			—
Unfunded commitments			Price	$83			—

Long-term debt
Structured notes	$543,463	Market approach	Price	$90	to	$102	$94
			Price	€72	to	€105	€91

November 30, 2019
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$29,017
Non-exchange-traded securities		Market approach	Price	$1	to	$140	$55
			Underlying stock price	$3	to	$5	$4

Corporate debt securities	$7,490	Scenario analysis	Estimated recovery percentage	23%	to	85%	46%
			Volatility	44%			—
			Credit spread	750			—
			Underlying stock price	£0.4			—

CDOs and CLOs	$28,788	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	1%	to	2%	2%
			Loss severity	25%	to	37%	29%
			Discount rate/yield	12%	to	21%	15%
		Scenario analysis	Estimated recovery percentage	3.25%	to	36.5%	25%

Residential mortgage-backed securities	$17,740	Discounted cash flows	Cumulative loss rate	2%			—
			Duration (years)	6.3 years			—
			Discount rate/yield	3%			—

Commercial mortgage-backed securities	$6,110	Discounted cash flows	Cumulative loss rate	7.3%			—
			Duration (years)	0.2 years			—
			Discount rate/yield	85%			—
		Scenario analysis	Estimated recovery percentage	44%			—

Other asset-backed securities	$42,563	Discounted cash flows	Cumulative loss rate	7%	to	31%	16%
			Duration (years)	0.5 years	to	3 years	1.5 years
			Discount rate/yield	7%	to	15%	11%

Loans and other receivables	$112,574	Market approach	Price	$36	to	$100	$90
		Scenario analysis	Estimated recovery percentage	87%	to	104%	99%
		Discounted cash flows	Term based on the pay off (years)	0 months	to	0.1 years	0.1 years

Derivatives	$13,826
Interest rate swaps		Market approach	Basis points upfront	0	to	16	6
Unfunded commitments			Price	$88			—
Equity options		Volatility benchmarking	Volatility	45%			—

Investments at fair value	$157,504
Private equity securities		Market approach	Price	$8	to	$250	$80
		Scenario analysis	Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$59,120
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.2 years	1.2 years

Securities purchased under agreements to resell	$25,000	Market approach	Spread to 6 month LIBOR	500			—
			Duration (years)	1.5 years			—
Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,487	Market approach	Transaction level	$1			—

Loans	$9,463	Market approach	Price	$50	to	$100	$88
		Scenario analysis	Estimated recovery percentage	1%			—

Derivatives	$92,057
Equity options		Volatility benchmarking	Volatility	21%	to	61%	43%
Interest rate swaps		Market approach	Basis points upfront	0	to	22	13
Cross currency swaps			Basis points upfront	2			—
Unfunded commitments			Price	$88			—

Long-term debt
Structured notes	$480,069	Market approach	Price	$84	to	$108	$96
			Price	€74	to	€103	€91

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At February 29, 2020 and November 30, 2019, asset exclusions consisted of $157.9 million and $79.9 million, respectively, primarily comprised of investments at fair value, corporate equity securities, certain derivatives and loans and other receivables. At February 29, 2020 and November 30, 2019, liability exclusions consisted of $3.6 million and $0.4 million, respectively, primarily comprised of loans, corporate debt and commercial mortgage-backed securities.
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Corporate equity securities, corporate debt securities, loans and other receivables, certain derivatives, other asset-backed securities, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, unfunded commitments, corporate debt securities, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.

•
Loans and other receivables, commercial mortgage-backed securities, private equity securities, corporate debt securities and CDOs and CLOs using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the underlying assets of the financial instruments would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.

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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our investment banking and capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of our bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-backed and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned, at fair value and loan commitments are included in Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value in the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in associated companies in the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes, which are managed by our investment banking and capital markets businesses and are included in Long-term debt and Short-term borrowings in the Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed on a fair value basis. The fair value option may be elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, other receivables, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Financial Instruments Owned, at fair value:
Loans and other receivables	$1,739	$(7,335)

Financial Instruments Sold, Not Yet Purchased, at fair value:
Loans	$(610)	$—
Loan commitments	$(661)	$79

Long-term Debt:
Changes in instrument specific credit risk (1)	$29,432	$23,483
Other changes in fair value (2)	$(37,642)	$(10,643)

Short-term borrowings:
Changes in instrument specific credit risk (1)	$57	$—
Other changes in fair value (2)	$12	$—

(1)	Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	February 29, 2020	November 30, 2019
Financial Instruments Owned, at fair value:
Loans and other receivables (1)	$1,551,028	$1,546,516
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	$267,678	$197,215
Long-term debt and short-term borrowings	$72,301	$74,408

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.

(2)
Amounts include all loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $29.1 million and $22.2 million at February 29, 2020 and November 30, 2019, respectively.

The aggregate fair value of our loans and other receivables on nonaccrual status and/or 90 days or greater past due was $230.2 million and $127.0 million at February 29, 2020 and November 30, 2019, respectively, which includes loans and other receivables 90 days or greater past due of $35.4 million and $24.8 million at February 29, 2020 and November 30, 2019, respectively.

As of November 30, 2018, we owned 7,514,477 common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares. The change in the fair value of our investment in Spectrum Brands aggregated $36.0 million for the three months ended February 28, 2019. We distributed the Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to stockholders of record as of the close of business on September 30, 2019. We recorded a $451.1 million dividend as of the September 16, 2019 declaration date, which was equal to the fair value of Spectrum Brands shares at that time.
We believe accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provide an objectively determined fair value at each balance sheet date.
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $331.5 million and $35.0 million at February 29, 2020 and November 30, 2019, respectively.

Note 4.  Derivative Financial Instruments

Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Predominantly, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. In addition, we apply hedge accounting to an interest rate swap that has been designated as a fair value hedge of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt. See Notes 3 and 19 for additional disclosures about derivative financial instruments.
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
In connection with our derivative activities, we may enter into International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties.
The following tables present the fair value and related number of derivative contracts at February 29, 2020 and November 30, 2019 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
February 29, 2020 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$49,445	1	$—	—
Total derivatives designated as accounting hedges	49,445		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	578	57,570	33	51,180
Cleared OTC	951,325	3,785	1,058,707	4,150
Bilateral OTC	596,520	1,770	280,336	460
Foreign exchange contracts:
Exchange-traded	—	619	—	1,205
Bilateral OTC	389,074	17,047	391,942	16,213
Equity contracts:
Exchange-traded	861,786	1,441,642	1,091,912	1,181,907
Bilateral OTC	449,287	3,716	706,813	3,740
Commodity contracts:
Exchange-traded	—	10,866	—	10,134
Bilateral OTC	40,159	3,640	—	—
Credit contracts:
Cleared OTC	4,220	39	3,566	23
Bilateral OTC	12,816	14	13,475	12
Total derivatives not designated as accounting hedges	3,305,765		3,546,784

Total gross derivative assets/liabilities:
Exchange-traded	862,364		1,091,945
Cleared OTC	1,004,990		1,062,273
Bilateral OTC	1,487,856		1,392,566
Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(802,389)		(802,389)
Cleared OTC	(967,250)		(982,561)
Bilateral OTC	(947,803)		(1,064,222)
Net amounts in the Consolidated Statement of Financial Condition (4)	$637,768		$697,612
(continued)

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2019 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$28,663	1	$—	—
Total derivatives designated as accounting hedges	28,663		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,191	65,226	103	38,464
Cleared OTC	213,224	3,329	284,433	3,443
Bilateral OTC	421,700	1,325	258,857	738
Foreign exchange contracts:
Exchange-traded	—	256	—	199
Bilateral OTC	191,218	9,257	187,836	9,187
Equity contracts:
Exchange-traded	717,494	1,714,538	962,535	1,481,388
Bilateral OTC	248,720	4,731	445,241	4,271
Commodity contracts:
Exchange-traded	—	5,524	—	4,646
Bilateral OTC	20,600	4,084	391	359
Credit contracts:
Cleared OTC	2,514	13	5,768	12
Bilateral OTC	6,281	25	14,219	28
Total derivatives not designated as accounting hedges	1,822,942		2,159,383

Total gross derivative assets/liabilities:
Exchange-traded	718,685		962,638
Cleared OTC	244,401		290,201
Bilateral OTC	888,519		906,544
Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(688,871)		(688,871)
Cleared OTC	(222,869)		(266,900)
Bilateral OTC	(521,457)		(676,407)
Net amounts in the Consolidated Statement of Financial Condition (4)	$418,408		$527,205

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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Interest rate swaps	$24,465	$14,587
Long-term debt	(24,867)	(15,556)
Total	$(402)	$(969)

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Interest rate contracts	$(1,089)	$(69,831)
Foreign exchange contracts	(2,321)	(176)
Equity contracts	136,888	(28,481)
Commodity contracts	16,593	(19,273)
Credit contracts	1,830	4,095
Total	$151,901	$(113,666)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at February 29, 2020 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$33,852	$6,307	$—	$—	$40,159
Equity forwards, swaps and options	28,521	7,516	6,959	(12,901)	30,095
Credit default swaps	31	4,079	—	(38)	4,072
Total return swaps	160,829	37,825	—	(11,543)	187,111
Foreign currency forwards, swaps and options	66,282	3,757	3	(3,005)	67,037
Fixed income forwards	8,847	—	—	—	8,847
Interest rate swaps, options and forwards	80,128	205,846	236,857	(41,190)	481,641
Total	$378,490	$265,330	$243,819	$(68,677)	818,962
Cross product counterparty netting					(15,399)
Total OTC derivative assets included in Financial instruments owned, at fair value					$803,563

(1)	At February 29, 2020, we held net exchange-traded derivative assets, other derivative assets and other credit agreements with a fair value of $74.5 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At February 29, 2020, cash collateral received was $240.3 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity forwards, swaps and options	$35,005	$193,428	$80,442	$(12,901)	$295,974
Credit default swaps	1,401	2,539	—	(38)	3,902
Total return swaps	140,657	71,668	—	(11,543)	200,782
Foreign currency forwards, swaps and options	70,063	2,861	—	(3,005)	69,919
Fixed income forwards	581	—	—	—	581
Interest rate swaps, options and forwards	45,919	105,566	111,531	(41,190)	221,826
Total	$293,626	$376,062	$191,973	$(68,677)	792,984
Cross product counterparty netting					(15,399)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased, at fair value					$777,585

(1)
At February 29, 2020, we held net exchange-traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $292.1 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At February 29, 2020, cash collateral pledged was $372.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At February 29, 2020, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$261,971
BBB- to BBB+	49,721
BB+ or lower	295,398
Unrated	196,473
Total	$803,563

(1)
We utilize internal credit ratings determined by the Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
February 29, 2020
Credit protection sold:
Index credit default swaps	$2.0	$291.0	$—	$293.0
Single name credit default swaps	$17.8	$7.9	$—	$25.7

November 30, 2019
Credit protection sold:
Index credit default swaps	$3.0	$32.0	$—	$35.0
Single name credit default swaps	$3.4	$29.0	$1.5	$33.9

Contingent Features

Certain of Jefferies Group's derivative instruments contain provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Jefferies Group's debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on the derivative instruments in liability positions. The following table presents the aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position, the collateral amounts posted or received in the normal course of business and the potential collateral we would have been required to return and/or post additionally to our counterparties if the credit-risk-related contingent features underlying these agreements were triggered (in millions):

	February 29, 2020	November 30, 2019
Derivative instrument liabilities with credit-risk-related contingent features	$168.1	$42.9
Collateral posted	$(87.3)	$(3.1)
Collateral received	$162.1	$114.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	$242.9	$154.0

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

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral	Total
February 29, 2020
Corporate equity securities	$1,682,285	$328,156	$5,096	$2,015,537
Corporate debt securities	203,091	2,031,185	—	2,234,276
Mortgage-backed and asset-backed securities	—	1,558,094	—	1,558,094
U.S. government and federal agency securities	6,536	10,239,853	9,908	10,256,297
Municipal securities	—	234,681	—	234,681
Sovereign obligations	—	2,640,873	—	2,640,873
Loans and other receivables	—	1,189,724	—	1,189,724
Total	$1,891,912	$18,222,566	$15,004	$20,129,482

November 30, 2019
Corporate equity securities	$1,314,395	$129,558	$—	$1,443,953
Corporate debt securities	191,311	1,730,526	—	1,921,837
Mortgage-backed and asset-backed securities	—	1,745,145	—	1,745,145
U.S. government and federal agency securities	19,434	10,863,997	9,500	10,892,931
Municipal securities	—	498,202	—	498,202
Sovereign obligations	—	3,016,563	—	3,016,563
Loans and other receivables	—	772,926	—	772,926
Total	$1,525,140	$18,756,917	$9,500	$20,291,557

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
February 29, 2020
Securities lending arrangements	$629,013	$83,922	$1,019,736	$159,241	$1,891,912
Repurchase agreements	8,025,139	2,123,300	5,978,361	2,095,766	18,222,566
Obligation to return securities received as collateral	5,096	—	9,908	—	15,004
Total	$8,659,248	$2,207,222	$7,008,005	$2,255,007	$20,129,482

November 30, 2019
Securities lending arrangements	$694,821	$—	$672,969	$157,350	$1,525,140
Repurchase agreements	6,614,026	1,556,260	8,988,528	1,598,103	18,756,917
Obligation to return securities received as collateral	—	—	9,500	—	9,500
Total	$7,308,847	$1,556,260	$9,670,997	$1,755,453	$20,291,557

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 29, 2020 and November 30, 2019, the approximate fair value of securities received as collateral by us that may be sold or repledged was $27.6 billion and $28.7 billion, respectively. At February 29, 2020 and November 30, 2019, a substantial portion of the securities received have been sold or repledged.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at February 29, 2020
Securities borrowing arrangements	$6,708,788	$—	$6,708,788	$(418,602)	$(1,250,215)	$5,039,971
Reverse repurchase agreements	14,723,575	(9,816,544)	4,907,031	(617,398)	(4,260,370)	29,263
Securities received as collateral	15,004	—	15,004	—	—	15,004

Liabilities at February 29, 2020
Securities lending arrangements	$1,891,912	$—	$1,891,912	$(418,602)	$(1,437,709)	$35,601
Repurchase agreements	18,222,566	(9,816,544)	8,406,022	(617,398)	(7,192,406)	596,218
Obligation to return securities received as collateral	15,004	—	15,004	—	—	15,004

Assets at November 30, 2019
Securities borrowing arrangements	$7,624,642	$—	$7,624,642	$(361,394)	$(1,479,433)	$5,783,815
Reverse repurchase agreements	15,551,845	(11,252,247)	4,299,598	(291,316)	(3,929,977)	78,305
Securities received as collateral	9,500	—	9,500	—	—	9,500

Liabilities at November 30, 2019
Securities lending arrangements	$1,525,140	$—	$1,525,140	$(361,394)	$(970,799)	$192,947
Repurchase agreements	18,756,917	(11,252,247)	7,504,670	(291,316)	(6,663,807)	549,547
Obligation to return securities received as collateral	9,500	—	9,500	—	—	9,500

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

(3)
At February 29, 2020, amounts include $4,981.1 million of securities borrowing arrangements, for which we have received securities collateral of $4,841.0 million, and $551.1 million of repurchase agreements, for which we have pledged securities collateral of $563.4 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2019, amounts include $5,683.4 million of securities borrowing arrangements, for which we have received securities collateral of $5,523.6 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $447.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $742.1 million and $796.8 million at February 29, 2020 and November 30, 2019, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

Note 6.  Securitization Activities
We engage in securitization activities related to corporate loans, mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities ("SPEs") and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities ("VIEs"); however, the SPEs are generally not consolidated as we are not considered the primary beneficiary for these SPEs.
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Operations prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage-backed and other asset-backed securities or CLOs). These securities are included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy.
The following table presents activity related to our securitizations that were accounted for as sales in which we have continuing involvement (in millions):

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Transferred assets	$2,334.6	$1,260.6
Proceeds on new securitizations	$2,334.7	$1,331.2
Cash flows received on retained interests	$7.0	$14.8

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 29, 2020 and November 30, 2019.

The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 29, 2020		November 30, 2019
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$6,213.7	$46.0	$10,671.7	$103.3
U.S. government agency commercial mortgage-backed securities	$2,934.9	$65.5	$1,374.8	$45.8
CLOs	$2,871.2	$48.8	$3,006.7	$58.4
Consumer and other loans	$1,108.4	$70.8	$1,149.3	$71.8

Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transactions and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included in total Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition.

Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs. To the extent we purchased securities through these market-making activities and we are not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage-backed and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 7.
Foursight Capital also utilizes SPEs to securitize automobile loans receivable. These SPEs are VIEs and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statements of Financial Condition. These secured borrowings do not have recourse to our subsidiary's general credit. See Note 7 for further information on securitization activities and VIEs.

Note 7.  Variable Interest Entities
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

	February 29, 2020	November 30, 2019
Securities purchased under agreements to resell (1)	$2,166.9	$2,467.3
Receivables	727.2	605.6
Other	74.4	38.7
Total assets	$2,968.5	$3,111.6

Other secured financings	$2,919.3	$3,068.6
Other (2)	52.0	20.1
Total liabilities	$2,971.3	$3,088.7

(1)
Securities purchased under agreements to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation. At February 29, 2020, approximately $115.4 million of the Securities purchased under agreements to resell was not eliminated in consolidation.

(2)	Includes $49.4 million and $17.7 million at February 29, 2020 and November 30, 2019, respectively, of intercompany payables that are eliminated in consolidation.

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

At February 29, 2020 and November 30, 2019, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital’s general credit and the assets of the VIEs are not available to satisfy any other debt. During the three months ended February 29, 2020, automobile loan receivables aggregating $197.9 million were securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital’s two credit facilities.

Nonconsolidated VIEs

The following table presents information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
February 29, 2020
CLOs	$70.2	$0.6	$117.5	$6,631.0
Consumer loan and other asset-backed vehicles	279.8	—	407.8	2,596.7
Related party private equity vehicles	23.8	—	34.9	67.0
Other investment vehicles	843.1	—	1,033.8	10,774.6
Total	$1,216.9	$0.6	$1,594.0	$20,069.3

November 30, 2019
CLOs	$152.6	$0.6	$505.3	$7,845.0
Consumer loan and other asset-backed vehicles	358.3	—	490.6	2,354.8
Related party private equity vehicles	23.0	—	34.3	71.4
Other investment vehicles	574.0	—	766.1	9,255.0
Total	$1,107.9	$0.6	$1,796.3	$19,526.2

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

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At February 29, 2020 and November 30, 2019, our total equity commitment in the JCP Entities was $133.0 million and $133.0 million, respectively, of which $121.9 million and $121.7 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $23.8 million and $23.0 million at February 29, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $843.1 million and $574.0 million at February 29, 2020 and November 30, 2019, respectively. Our unfunded equity commitment related to these investments totaled $190.6 million and $192.1 million at February 29, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

Mortgage-Backed and Other Asset-Backed Secured Funding Vehicles.  In connection with our secondary trading and market-making activities, we buy and sell agency and non-agency mortgage-backed securities and other asset-backed securities, which are issued by third-party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.

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

At February 29, 2020 and November 30, 2019, we held $1,487.0 million and $1,453.5 million of agency mortgage-backed securities, respectively, and $130.3 million and $134.8 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($61.6 million) and the investment in associated company ($68.4 million), which totaled $130.0 million at February 29, 2020.

Note 8.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the three months ended February 29, 2020 and February 28, 2019 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Income (losses) primarily related to Jefferies Group's associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2020
Jefferies Finance	$673,867	$—	$5,119	$4,871	$—	$683,857
Berkadia	268,949	—	21,894	(36,165)	305	254,983
FXCM (2)	70,223	(1,638)	—	—	(144)	68,441
Linkem (3)	194,847	(13,185)	—	(359)	(113)	181,190
Real estate associated companies (4) (5)	255,309	(53,014)	—	(29,415)	—	172,880
Other (3)	189,762	(18)	1,746	551	9,236	201,277
Total	$1,652,957	$(67,855)	$28,759	$(60,517)	$9,284	$1,562,628

2019
Jefferies Finance	$728,560	$—	$(6,999)	$(71,348)	$—	$650,213
Berkadia	245,228	—	22,649	(17,323)	172	250,726
National Beef (6)	653,630	27,105	—	(25,596)	3	655,142
FXCM (2)	75,031	(2,716)	—	—	187	72,502
Linkem	165,157	(1,621)	—	32,578	1,030	197,144
HomeFed (4)	337,542	1,983	—	—	—	339,525
Real estate associated companies	87,074	2,596	—	—	—	89,670
Other	125,110	(34)	(4,313)	5,728	(387)	126,104
Total	$2,417,332	$27,313	$11,337	$(75,961)	$1,005	$2,381,026

(1)	Primarily classified in Other revenues.

(2)
As further described in Note 3, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included in Loans to and investments in associated companies and our term loan is included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition.

(3)
Loans to and investments in associated companies at February 29, 2020 and November 30, 2019 include loans and debt securities aggregating $75.1 million and $70.2 million, respectively, related to Linkem and Other.

(4)
During the third quarter of 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. From July 1, 2019, HomeFed's equity method investments are included in Real estate associated companies.

(5)
Income (loss) related to Real estate associated companies for the three months ended February 29, 2020, includes a non-cash charge of $55.6 million to fully write-off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market.

(6)	On November 29, 2019, we sold our remaining equity interest in National Beef.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019
National Beef	$—	$27,105
FXCM	(1,638)	(2,716)
Linkem	(13,185)	(1,621)
HomeFed	—	1,983
Real estate associated companies	(53,014)	2,596
Other	(18)	(34)
Total	$(67,855)	$27,313

Income (losses) primarily related to Jefferies Group's associated companies (primarily classified in Other revenues) includes the following (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Jefferies Finance	$5,119	$(6,999)
Berkadia	21,894	22,649
Other	1,746	(4,313)
Total	$28,759	$11,337

Jefferies Finance

Through Jefferies Group, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. Loans are originated primarily through the investment banking efforts of Jefferies LLC. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment adviser for various loan funds.

At February 29, 2020, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At February 29, 2020, $652.4 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2021 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 29, 2020. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2021 with automatic one year extensions absent a 60-day termination notice by either party. At February 29, 2020, none of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $1.1 million and $0.3 million during the three months ended February 29, 2020 and February 28, 2019, respectively.

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Origination and syndication fee revenues (1)	$37.7	$21.9
Origination fee expenses (1)	5.6	5.4
CLO placement fee revenues (2)	0.4	1.3
Underwriting fees (3)	0.3	—
Service fees (4)	25.2	27.1

(1)
Jefferies Group engages in debt underwriting transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, Jefferies Group earned fees, which are recognized in Investment banking revenues in the Consolidated Statements of Operations. In addition, Jefferies Group paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance, which are recognized in Selling, general and other expenses in the Consolidated Statements of Operations.

(2)
Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees, which are included in Investment banking revenues in the Consolidated Statements of Operations. At February 29, 2020 and November 30, 2019, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.

(3)	Jefferies Group acted as underwriter in connection with terms loans issued by Jefferies Finance.

(4)	Under a service agreement, Jefferies Group charged Jefferies Finance for services provided.
At February 29, 2020, we had a receivable from Jefferies Finance, included within Other assets in the Consolidated Statement of Financial Condition of $18.3 million and a payable to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $22.2 million. At November 30, 2019, we had a receivable from Jefferies Finance, included within Other assets in the Consolidated Statement of Financial Condition of $17.2 million and a payable to Jefferies Finance, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $31.3 million.
Jefferies Group enters into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts, Jefferies Group had $0.4 million recorded in Financial instruments owned, at fair value, in the Consolidated Statement of Financial Condition at February 29, 2020 and $4.7 million recorded in Payables, expense accruals and other liabilities and $0.2 million included in Financial instruments sold, not yet purchased, at fair value in the Consolidated Statement of Financial Condition at November 30, 2019. Net gain on these contracts was $1.4 million for the three months ended February 29, 2020.

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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At February 29, 2020, the aggregate amount of commercial paper outstanding was $1.47 billion.

National Beef

National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. On November 29, 2019, we sold our remaining equity interest in National Beef.

FXCM

We have a 50% voting interest in FXCM, a provider of online foreign exchange trading services. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology and tradename over their respective useful lives (weighted average life of 11 years).

Linkem

We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022. If all of our convertible preferred stock was converted, it would increase our ownership to approximately 54% of Linkem’s common equity at February 29, 2020. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $58.1 million at February 29, 2020. These shareholder loans bear interest at 5% per annum and are due June 30, 2024. We account for our equity interest in Linkem on a two month lag.

HomeFed

HomeFed develops and owns residential and mixed-use real estate properties. Through June 30, 2019, we owned an approximate 70% equity interest of HomeFed’s outstanding common shares; however, we had contractually agreed to limit our voting rights such that we would not be able to vote more than 45% of HomeFed’s total voting securities voting on any matter, assuming all HomeFed shares not owned by us were voted. Since we did not control HomeFed, our investment in HomeFed was accounted for under the equity method as an investment in an associated company. We accounted for our equity interest in HomeFed on a two month lag.
On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis.
Real Estate Associated Companies

Real estate equity method investments primarily consist of HomeFed's interests in Brooklyn Renaissance Plaza and Hotel and RedSky JZ Fulton Mall, and 54 Madison. These equity interests are accounted for on a two month lag.

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

HomeFed has a 49% membership interest in a joint venture partnership with RedSky JZ Fulton Holdings, LLC, formed for the acquisition and possible redevelopment of a development site located on the Fulton Mall corridor in Downtown Brooklyn, New York. The property consists of 14 separate tax lots, divided into two development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights. During the three months ended February 29, 2020, difficulties were encountered with attempts to refinance debt within the investment. We viewed this, combined with a softening of the Brooklyn, New York real estate market during the quarter, as a triggering event and evaluated HomeFed's equity method investment in RedSky JZ Fulton Mall to determine if there was an impairment. In connection with this evaluation, we obtained an appraisal which reflected a reduction in the value of the investment in comparison to an earlier appraisal obtained shortly before the beginning of the quarter. The appraisal was based off of Level 3 inputs consisting of prices of comparable properties and the appraisal indicated that the value of the property was worth less than the debt outstanding. HomeFed recorded an impairment charge of $55.6 million within Income (loss) related to associated companies during the three months ended February 29, 2020, which represented all of its carrying value in the joint venture.

We own approximately 48.1% of 54 Madison, a fund that seeks long-term capital appreciation through investment in real estate development and similar projects. 54 Madison invests both in projects which they consolidate and projects where they have significant influence and utilize the equity method of accounting. Based on total committed capital of the 54 Madison fund, all projects of this fund have already been identified and launched. We have two of the four seats on the 54 Madison investment committee and have significant influence over the fund, including a number of protective rights such as the right to block material investments, divestitures and changes outside of agreed upon parameters.

Other

The following table provides required summarized data for certain equity method investments. The table includes Jefferies Finance, Berkadia and Fiesta Restaurant Group, Inc. for the three months ended February 29, 2020 and February 28, 2019, and National Beef for the three months ended February 28, 2019 (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Revenues	$462,269	$2,250,403
Income from continuing operations before extraordinary items	$48,307	$133,579
Net income	$48,307	$133,579

Note 9.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	February 29, 2020	November 30, 2019
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,269	$8,273

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $113,077 and $111,060	57,426	59,575
Trademarks and tradenames, net of accumulated amortization of $25,682 and $24,800	102,729	103,790
Other, net of accumulated amortization of $6,333 and $5,366	10,349	11,316
Total intangible assets, net	178,773	182,954

Goodwill:
Investment Banking and Capital Markets (1) (2)	1,556,125	1,556,810
Asset Management (1)	143,000	143,000
Real estate	36,711	36,711
Other operations	3,459	3,459
Total goodwill	1,739,295	1,739,980

Total intangible assets, net and goodwill	$1,918,068	$1,922,934

(1)
As discussed further in Note 23, during the three months ended February 29, 2020, we changed our internal structure with regard to our operating segments. As a result, we created a separate operating segment that consists of the asset management activity previously included within our Investment Banking, Capital Markets and Asset Management segment. In order to reallocate goodwill that was previously contained in our Investment Banking, Capital Markets and Asset Management segment to the newly created Investment Banking and Capital Markets segment and the Asset Management segment, we performed a fair value analysis of the components.

Estimated fair values were determined based on valuation techniques that we believe market participants would use and included price-to-earnings, price-to-book multiples and discounted cash flow techniques. Based on the relative fair values of each of the components, $143.0 million of the total $1,699.8 million goodwill within the historical Investment Banking, Capital Markets and Asset Management segment was allocated to the new Asset Management segment. In order to compare results with prior periods, we have recast November 30, 2019 goodwill in the same manner. We performed an impairment test immediately before and after the reallocation of goodwill between the new segments and the results of the impairment test did not indicate any goodwill impairment.

(2)	The decrease in Investment Banking and Capital Markets goodwill during the three months ended February 29, 2020, primarily relates to translation adjustments.

Amortization expense on intangible assets included in Income from continuing operations was $3.8 million and $3.3 million for the three months ended February 29, 2020 and February 28, 2019, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$11,123
2021	$14,509
2022	$11,215
2023	$9,960
2024	$9,198

Note 10.  Short-Term Borrowings

Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	February 29, 2020	November 30, 2019
Bank loans (1)	$602,992	$527,509
Equity-linked notes	20,164	20,981
Total short-term borrowings	$623,156	$548,490

(1)
These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

At February 29, 2020 and November 30, 2019, the weighted average interest rate on short-term borrowings outstanding was 3.23% and 3.24% per annum, respectively.

One of Jefferies Group's subsidiaries has a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. for a committed amount of $296.0 million, which is included in bank loans. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the three months ended February 29, 2020, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Credit Facility.

The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Intraday Credit Facility") to Jefferies Group for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group. At February 29, 2020, Jefferies Group was in compliance with debt covenants under the Intraday Credit Facility.

Note 11.  Long-Term Debt

The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	February 29, 2020	November 30, 2019
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$744,919	$744,606
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,786	246,772
Total long-term debt – Parent Company	991,705	991,378

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
2.375% Euro Medium Term Notes, due May 20, 2020, $551,425 and $550,875 principal	551,306	550,622
6.875% Senior Notes, due April 15, 2021, $750,000 principal	770,351	774,738
2.25% Euro Medium Term Notes, due July 13, 2022, $4,411 and $4,407 principal	4,226	4,204
5.125% Senior Notes, due January 20, 2023, $600,000 principal	609,276	610,023
1.00% Euro Medium Term Notes, due July 19, 2024, $551,425 and $550,875 principal	549,534	548,880
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	793,931	768,931
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	370,846	371,426
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	988,886	988,662
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	511,156	511,260
6.50% Senior Notes, due January 20, 2043, $400,000 principal	420,137	420,239
Structured Notes (2)	1,354,714	1,215,285
Jefferies Group Revolving Credit Facility	189,249	189,088
Jefferies Group Secured Bank Loan	50,000	50,000
HomeFed EB-5 Program debt	183,390	140,739
Foursight Capital Credit Facilities	(324)	98,260
Vitesse Energy Finance Revolving Credit Facility	113,121	103,050
Other	—	276
Total long-term debt – subsidiaries	7,459,799	7,345,683

Long-term debt	$8,451,504	$8,337,061

(1)
Amount includes losses of $24.9 million and of $15.6 million during the three months ended February 29, 2020 and February 28, 2019, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 4 for further information.

(2)
These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenues.

Subsidiary Debt:

Structured notes with a total principal amount of approximately $136.2 million, net of retirements, were issued by Jefferies Group during the three months ended February 29, 2020.

Jefferies Group has a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of Jefferies Group's subsidiaries. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The obligations of certain of Jefferies Group's subsidiaries under the Jefferies Group Revolving Credit Facility are secured by substantially all its assets. At February 29, 2020, Jefferies Group was in compliance with the debt covenants under the Jefferies Group Revolving Credit Facility.

One of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At February 29, 2020, Jefferies Group was in compliance with all covenants under the Loan and Security Agreement.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At February 29, 2020, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's debt matures in 2024 and 2025.

At February 29, 2020, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $175.0 million, which mature in May 2021. One of the credit facilities bears interest based on the three month LIBOR plus a credit spread fixed through its maturity and the other credit facility bears interest based on the one month LIBOR plus a credit spread fixed through its maturity. As a condition of the credit facilities, Foursight Capital is obligated to maintain cash reserves to comply with the hedging requirements of the credit commitment. At February 29, 2020 and November 30, 2019, $0.0 million and $98.7 million, respectively, was outstanding under Foursight Capital's credit facilities.

Vitesse Energy Finance has a revolving credit facility with a syndicate of banks that matures in April 2023 and has a maximum borrowing base of $170.0 million at February 29, 2020. Amounts outstanding under the facility at February 29, 2020 and November 30, 2019 were $114.0 million and $104.0 million, respectively. Borrowings under the facility have been made as Eurodollar loans that bear interest at adjusted LIBOR plus a spread based on the borrowing base utilization percentage. The credit facility is guaranteed by Vitesse Energy Finance's subsidiaries and is collateralized with a minimum of 85% of Vitesse Energy Finance's proved reserve value of its oil and gas properties.

Note 12. Leases

We enter into lease and sublease agreements primarily for office space across our geographic locations. Finance lease ROU assets and finance lease liabilities are not material. Information related to leases in the Consolidated Statement of Financial Condition is as follows (in thousands, except lease term and discount rate):

Three Months Ended February 29, 2020

Premises and equipment - ROU assets	$535,815

Weighted average:
Remaining lease term (in years)	11.1 years
Discount rate	2.9%

The following table presents the maturities of our operating lease liabilities and a reconciliation to the Lease liabilities included in the Consolidated Statement of Financial Condition at February 29, 2020 (in thousands):

Lease Liabilities

Remainder of 2020	$46,865
2021	76,147
2022	73,862
2023	64,543
2024	61,329
2025 and thereafter	396,698
Total undiscounted cash flows	719,444
Less: Difference between undiscounted and discounted cash flows	(112,287)
Operating leases amount in the Consolidated Statement of Financial Condition	607,157
Finance leases amount in the Consolidated Statement of Financial Condition	378
Total amount in the Consolidated Statement of Financial Condition	$607,535

In addition to the table above, at February 29, 2020, we entered into lease agreements that were signed but had not yet commenced. These operating leases will commence in 2020 with lease terms up to seven years. Lease payments for these agreements will be $1.5 million for the period from lease commencement to the end of the lease terms.

The following table presents our lease costs (in thousands):

Three Months Ended February 29, 2020

Operating lease costs (1)	$19,249
Variable lease costs (2)	3,515
Less: Sublease income	(1,848)
Total lease cost, net	$20,916

(1) Includes short-term leases, which are not material.
(2) Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.

Consolidated Statement of Cash Flows supplemental information is as follows (in thousands):

Three Months Ended February 29, 2020

Cash outflows - lease liabilities	$18,388
Non-cash - ROU assets recorded for new and modified leases	$11,761

Minimum Future Lease Commitments (under Previous GAAP). As lessee, we lease certain premises and equipment under non-cancelable agreements expiring at various dates through 2039 which are operating leases. At November 30, 2019, future minimum annual lease payments under such leases (net of sublease income) were as follows (in thousands):

2020	$70,886
2021	73,374
2022	71,464
2023	62,552
2024	59,714
Thereafter	393,995
731,985
Less: sublease income	(21,883)
$710,102

Rental expense, net of sublease rental income, was $65.6 million, $55.7 million, and $60.2 million for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017, respectively.

Note 13.  Mezzanine Equity

Redeemable Noncontrolling Interests

At February 29, 2020 and November 30, 2019, redeemable noncontrolling interests include other redeemable noncontrolling interests of $24.8 million and $26.6 million, respectively, primarily related to our oil and gas exploration and development businesses.

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

In the first quarter of 2020, we increased our quarterly dividend from $0.125 to $0.15 per common share. This increased the preferred stock dividend from $1.3 million for the three months ended February 28, 2019 to $1.4 million for the three months ended February 29, 2020. Based on our current quarterly dividend of $0.15 per common share, the effective rate on these Preferred Shares is approximately 4.5%. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

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

Stock-Based Compensation Expense. Compensation and benefits expense included $9.9 million and $11.8 million for the three months ended February 29, 2020 and February 28, 2019, respectively, for share-based compensation expense relating to grants made under our share-based compensation plans. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $2.6 million and $3.0 million for the three months ended February 29, 2020 and February 28, 2019, respectively. At February 29, 2020, total unrecognized compensation cost related to nonvested share-based compensation plans was $70.8 million; this cost is expected to be recognized over a weighted average period of 2.3 years.

At February 29, 2020, there were 1,823,000 shares of restricted stock outstanding with future service required, 4,096,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 18,171,000 RSUs outstanding with no future service required and 1,004,000 shares issuable under other plans. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 23,271,000.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At February 29, 2020, the remaining unamortized amount of the restricted cash awards was $681.0 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of three years.

Note 15.  Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	February 29, 2020	November 30, 2019
Net unrealized gains on available for sale securities	$378	$141
Net unrealized foreign exchange losses	(201,942)	(192,709)
Net unrealized gains (losses) on instrument specific credit risk	4,107	(18,889)
Net minimum pension liability	(60,943)	(61,582)
	$(258,400)	$(273,039)

Amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	For the Three Months Ended
	February 29, 2020	February 28, 2019
Net unrealized gains (losses) on available for sale securities, net of income tax provision (benefit) of $0 and $(377)	$—	$(1,129)	Other revenues
Net unrealized gains (losses) on instrument specific credit risk, net of income tax provision (benefit) of $86 and $(99)	252	(294)	Principal transactions revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(224) and $(119)	(639)	(355)	Selling, general and other expenses, which includes pension expense
Total reclassifications for the period, net of tax	$(387)	$(1,778)

Note 16. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Revenues from contracts with customers:
Commissions and other fees (1)	$179,430	$154,950
Investment banking	592,002	285,596
Manufacturing revenues	77,607	75,425
Other	63,777	54,029
Total revenues from contracts with customers	912,816	570,000

Other sources of revenue:
Principal transactions	404,864	246,182
Interest income	326,366	386,844
Other	48,218	(8,014)
Total revenues from other sources	779,448	625,012

Total revenues	$1,692,264	$1,195,012

(1) During the third quarter of 2019, we have reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in the Consolidated Statements of Operations and are now presented within Commissions and other fees. There is no impact on Total revenues as a result of this change in presentation. Previously reported results are presented on a comparable basis.
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

Asset Management Fees. We earn management and performance fees in connection with investment advisory services provided to various funds and accounts, which are satisfied over time and measured using a time elapsed measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract. Management and performance fees are considered variable as they are subject to fluctuation (e.g., changes in assets under management, market performance) and/or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon notional amount and are included in the transaction price at the end of each month when the assets under management or notional amount is known. Performance fees are received when the return on assets under management for a specified performance period exceed certain benchmark returns, "high-water marks" or other performance targets. The performance period related to our performance fees is annual or semi-annual. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.
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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total

Three months ended February 29, 2020
Major Business Activity:
Jefferies Group:
Equities (1)	$176,249	$—	$—	$—	$(105)	$176,144
Fixed Income (1)	3,286	—	—	—	—	3,286
Investment Banking - Underwriting	248,844	—	—	—	—	248,844
Investment Banking - Advisory	343,158	—	—	—	—	343,158
Asset Management	—	6,091	—	—	—	6,091
Manufacturing revenues	—	—	77,607	—	—	77,607
Oil and gas revenues	—	—	42,214	—	—	42,214
Other revenues	—	—	15,472	—	—	15,472
Total revenues from contracts with customers	$771,537	$6,091	$135,293	$—	$(105)	$912,816

Primary Geographic Region:
Americas	$649,069	$2,568	$134,779	$—	$(105)	$786,311
Europe, Middle East and Africa	79,438	3,523	360	—	—	83,321
Asia	43,030	—	154	—	—	43,184
Total revenues from contracts with customers	$771,537	$6,091	$135,293	$—	$(105)	$912,816

Three months ended February 28, 2019
Major Business Activity:
Jefferies Group:
Equities (1)	$152,074	$—	$—	$—	$(192)	$151,882
Fixed Income (1)	3,068	—	—	—	—	3,068
Investment Banking - Underwriting	105,114	—	—	—	—	105,114
Investment Banking - Advisory	180,482	—	—	—	—	180,482
Asset Management	—	8,318	—	—	—	8,318
Manufacturing revenues	—	—	75,425	—	—	75,425
Oil and gas revenues	—	—	36,365	—	—	36,365
Other revenues	—	—	9,346	—	—	9,346
Total revenues from contracts with customers	$440,738	$8,318	$121,136	$—	$(192)	$570,000

Primary Geographic Region:
Americas	$323,389	$5,030	$120,878	$—	$(192)	$449,105
Europe, Middle East and Africa	100,205	3,288	234	—	—	103,727
Asia	17,144	—	24	—	—	17,168
Total revenues from contracts with customers	$440,738	$8,318	$121,136	$—	$(192)	$570,000

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at February 29, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at February 29, 2020.

During the three months ended February 29, 2020 and February 28, 2019, we recognized $6.4 million and $14.7 million, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, during the three months ended February 29, 2020 and February 28, 2019, we recognized $5.6 million and $4.9 million, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $278.4 million and $263.7 million at February 29, 2020 and November 30, 2019, respectively. We had no significant impairments related to these receivables during the three months ended February 29, 2020 and February 28, 2019.

Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues were $15.5 million and $12.8 million at February 29, 2020 and November 30, 2019, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended February 29, 2020, we recognized $5.6 million of deferred revenue from the balance at November 30, 2019. During the three months ended February 28, 2019, we recognized $7.6 million of deferred revenue from the balance at November 30, 2018.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At February 29, 2020 and November 30, 2019, capitalized costs to fulfill a contract were $3.9 million and $4.8 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $1.9 million and $2.1 million, during the three months ended February 29, 2020 and February 28, 2019, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended February 29, 2020 and February 28, 2019.

Note 17.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions was $346.9 million (including $70.7 million for interest) at February 29, 2020, of which $208.1 million related to Jefferies Group, and was $327.3 million (including $67.2 million for interest) at November 30, 2019, of which $181.2 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. No material penalties were accrued for the three months ended February 29, 2020 and February 28, 2019.

The net deferred tax asset was $447.2 million and $462.5 million at February 29, 2020 and November 30, 2019, respectively. The deferred tax asset is predominately attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the largest component of which relates to compensation and benefits.

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

Our provision for income taxes for the three months ended February 29, 2020 was $45.8 million, representing an effective tax rate of 29.0%. Our provision for income taxes for the three months ended February 28, 2019 was $2.3 million, representing an effective tax rate of 4.7%. Our provision for income taxes for the three months ended February 28, 2019 was reduced by $6.7 million related to completing our accounting for tax reform enacted in 2017.

Note 18.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$113,010	$44,811
Allocation of earnings to participating securities (1)	(695)	(255)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	112,315	44,556
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(3)	(7)
Mandatorily redeemable convertible preferred share dividends	1,422	—
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$113,734	$44,549

Denominator for earnings per share:
Weighted average common shares outstanding	286,682	304,533
Weighted average shares of restricted stock outstanding with future service required	(1,892)	(1,828)
Weighted average RSUs outstanding with no future service required	17,616	12,470
Denominator for basic earnings per share – weighted average shares	302,406	315,175
Stock options	10	—
Senior executive compensation plan awards	1,423	3,577
Mandatorily redeemable convertible preferred shares	4,441	—
Denominator for diluted earnings per share	308,280	318,752

(1)
Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,902,000 and 1,831,000 for the three months ended February 29, 2020 and February 28, 2019, respectively. Dividends declared on participating securities were not material during the three months ended February 29, 2020 and February 28, 2019. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

For the three months ended February 28, 2019, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2019, the Board of Directors approved a $500.0 million share repurchase authorization and in January 2020, the Board of Directors approved an increase of $250.0 million to the share repurchase authorization. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors authorized the repurchase of an additional 9.25 million shares in the open market. During the three months ended February 29, 2020, we purchased a total of 14,655,217 of our common shares for an aggregate purchase price of $325.5 million, or an average price of $22.21 per share. At February 29, 2020, we had approximately $139.7 million available for future purchases. In March 2020, having completed the repurchase of shares under the previous authorization, the Board of Directors approved an additional share repurchase authorization of $100 million. Subsequent to February 29, 2020, we purchased a total of 8,358,899 of our common shares for $144.3 million, or an average price per share of $17.26.

Note 19.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities at February 29, 2020 (in millions):

	Expected Maturity Date
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Maximum Payout
Equity commitments (1)	$65.8	$152.8	$75.0	$—	$13.1	$306.7
Loan commitments (1)	—	296.5	10.0	15.0	—	321.5
Underwriting commitments	292.0	—	—	—	—	292.0
Forward starting reverse repos (2)	4,131.5	—	—	—	—	4,131.5
Forward starting repos (2)	1,962.3	—	—	—	—	1,962.3
Other unfunded commitments (1)	—	128.0	—	4.9	—	132.9
	$6,451.6	$577.3	$85.0	$19.9	$13.1	$7,146.9

(1)	Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.

(2)
At February 29, 2020, $4,124.2 million within forward starting securities purchased under agreements to resell and $1,953.1 million of the forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At February 29, 2020, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $11.3 million.

See Note 8 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, as of February 29, 2020, we have other equity commitments to invest up to $197.8 million in various other investments.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 29, 2020, we had $70.0 million of outstanding loan commitments to clients.

Loan commitments outstanding at February 29, 2020 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At February 29, 2020, none of Jefferies Group's $250.0 million commitment was funded.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP at February 29, 2020 (in millions):

	Expected Maturity Date
Guarantee Type	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$9,031.5	$3,777.4	$5,502.0	$1,704.4	$50.1	$20,065.4
Written derivative contracts – credit related	1.5	—	1.0	23.2	—	25.7
Total derivative contracts	$9,033.0	$3,777.4	$5,503.0	$1,727.6	$50.1	$20,091.1

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $690.8 million at February 29, 2020.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At February 29, 2020, the aggregate amount of commercial paper outstanding was $1.47 billion.

HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At February 29, 2020, the aggregate amount of infrastructure improvement bonds outstanding was $67.6 million.
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
Standby Letters of Credit.  At February 29, 2020, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $38.5 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.

Note 20.  Net Capital Requirements

Jefferies LLC operates as a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC’s net capital and excess net capital at February 29, 2020 were $1,302.7 million and $1,204.1 million, respectively.

FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
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

Note 21.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	February 29, 2020		November 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$798,548	$781,367	$775,501	$784,053

Financial Liabilities:
Short-term borrowings (2)	$623,156	$623,156	$548,490	$548,490
Long-term debt (3)	$7,096,790	$7,699,370	$7,121,776	$7,569,837

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

Note 22.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at February 29, 2020 and November 30, 2019 are Jefferies Group's equity investments in Private Equity Related Funds of $23.8 million and $23.0 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $1.5 million and $(3.2) million for the three months ended February 29, 2020 and February 28, 2019, respectively, were recorded in Principal transactions revenues. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 7 and 19.

Berkadia Commercial Mortgage, LLC.  At February 29, 2020 and November 30, 2019, Jefferies Group has commitments to purchase $328.3 million and $360.4 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $12.7 million and $9.9 million at February 29, 2020 and November 30, 2019, respectively, included in Payables, expense accruals and other liabilities and $0.7 million at February 29, 2020 in Financial instruments sold, not yet purchased, at fair value, in the Consolidated Statements of Financial Condition.

Officers, Directors and Employees.  We have $43.3 million and $44.8 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at February 29, 2020 and November 30, 2019, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

Jefferies Finance. During November 2019, we purchased $65.3 million of loan receivables from Jefferies Finance which settled during the three months ended February 29, 2020. See Note 8 for additional information on transactions with Jefferies Finance.

Note 23.  Segment Information

We are a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. During the three months ended February 29, 2020, we changed our internal structure with regard to our operating segments. Previously, our segments consisted of: 1) Investment Banking, Capital Markets and Asset Management, which included all of the financial results of Jefferies Group; 2) Merchant Banking; and 3) Corporate. In the first quarter of 2020, we appointed co-Presidents of Asset Management and created a separate operating segment that consists of the asset management activity previously included in our Investment Banking, Capital Markets and Asset Management segment, together with asset management activity previously included in our Merchant Banking segment. In order to compare results with prior periods, we have recast our segment results for the first quarter of 2019.

The Investment Banking and Capital Markets segment includes investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to clients across most industry sectors in the Americas, Europe and Asia. Capital markets businesses operate across the spectrum of equities, fixed income and foreign exchange products. Related services include, among other things, prime brokerage and equity finance, research and strategy, corporate lending and real estate finance.
Our Asset Management segment includes both the operations of LAM as well as the asset management operations within Jefferies Group. Within Asset Management, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. Asset Management offers institutional clients an innovative range of investment strategies through its affiliated managers.
Merchant Banking consists of our various merchant banking businesses and investments, primarily including Linkem, Vitesse Energy Finance and JETX Energy, real estate, Idaho Timber, FXCM and The We Company. Our Merchant Banking businesses and investments also included National Beef, prior to its sale in November 2019 and Spectrum Brands, prior to its distribution to shareholders in October 2019.

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

	For the Three Months Ended
	February 29, 2020	February 28, 2019
	(In thousands)
Net revenues:
Reportable Segments:
Investment Banking and Capital Markets	$1,148,829	$658,247
Asset Management	20,329	30,745
Merchant Banking	204,559	132,692
Corporate	9,792	4,193
Total net revenues related to reportable segments	1,383,509	825,877
Consolidation adjustments	2,819	2,566
Total consolidated net revenues	$1,386,328	$828,443

Income (loss) before income taxes:
Reportable Segments:
Investment Banking and Capital Markets	$249,957	$55,117
Asset Management	(20,929)	1,184
Merchant Banking	(53,623)	26,389
Corporate	(7,754)	(21,343)
Income before income taxes related to reportable segments	167,651	61,347
Parent Company interest	(12,781)	(14,762)
Consolidation adjustments	2,924	2,732
Total consolidated income before income taxes	$157,794	$49,317

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking and Capital Markets	$19,116	$17,330
Asset Management	625	455
Merchant Banking	18,841	15,294
Corporate	888	855
Total consolidated depreciation and amortization expenses	$39,470	$33,934

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended February 29, 2020 and February 28, 2019, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($12.8 million and $14.8 million, respectively) and Merchant Banking ($8.8 million and $8.3 million, respectively).

Note 24.  Subsequent Events

On January 30, 2020, the spread of novel coronavirus ("COVID-19") was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). Subsequently, on March 11, 2020, WHO characterized the COVID-19 outbreak as a pandemic.

We will continue to monitor the impact of COVID-19, but at the date of this report it is too early to determine the full impact this virus may have on the global financial markets and the overall economy. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to our businesses and investments, including a material reduction in our results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report may contain forward-looking statements. See "Cautionary Statement for Forward-Looking Information" below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our businesses included in our Annual Report on Form 10-K for the year ended November 30, 2019 (the "2019 10-K").

Results of Operations
We are a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. During the quarter ended February 29, 2020, we changed our internal structure with regard to our operating segments. Previously, our segments consisted of: 1) Investment Banking, Capital Markets and Asset Management, which included all of the financial results of Jefferies Group LLC ("Jefferies Group"); 2) Merchant Banking; and 3) Corporate. In the first quarter, we appointed co-Presidents of Asset Management and created a separate fourth operating segment that consists of the asset management activity previously included in our Investment Banking, Capital Markets and Asset Management segment, together with asset management activity previously included in our Merchant Banking segment. In order to compare results with prior periods, we have recast our segment results for the first quarter of 2019. The discussion that follows is presented on the basis of our recast segments.

A summary of results of operations for the first quarter of 2020 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,148,829	$20,329	$204,559	$9,792	$—	$2,819	$1,386,328

Expenses:
Compensation and benefits	620,924	22,221	17,190	9,858	—	—	670,193
Cost of sales (1)	52,874	6,307	72,443	—	—	—	131,624
Interest expense (2)	—	—	8,773	—	12,781	—	21,554
Depreciation and amortization	19,116	625	18,841	888	—	—	39,470
Selling, general and other expenses	205,958	12,105	73,080	6,800	—	(105)	297,838
Total expenses	898,872	41,258	190,327	17,546	12,781	(105)	1,160,679
Income (loss) before income taxes and loss related to associated companies	249,957	(20,929)	14,232	(7,754)	(12,781)	2,924	225,649
Loss related to associated companies	—	—	(67,855)	—	—	—	(67,855)
Income (loss) before income taxes	$249,957	$(20,929)	$(53,623)	$(7,754)	$(12,781)	$2,924	157,794
Income tax provision							45,773
Net income							$112,021

(1)	Includes Floor brokerage and clearing fees.

(2)
Interest expense within Merchant Banking of $8.8 million for the first quarter of 2020, primarily includes $7.4 million for Foursight Capital and $1.4 million for Vitesse Energy, LLC ("Vitesse Energy Finance").

A summary of results for the first quarter of 2019 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$658,247	$30,745	$132,692	$4,193	$—	$2,566	$828,443

Expenses:
Compensation and benefits	361,314	16,854	13,903	17,521	—	—	409,592
Cost of sales (1)	47,136	4,732	66,921	—	—	—	118,789
Interest expense (2)	—	—	8,256	—	14,762	—	23,018
Depreciation and amortization	17,330	455	15,294	855	—	—	33,934
Selling, general and other expenses	177,350	7,740	29,022	7,160	—	(166)	221,106
Total expenses	603,130	29,781	133,396	25,536	14,762	(166)	806,439
Income (loss) before income taxes and income related to associated companies	55,117	964	(704)	(21,343)	(14,762)	2,732	22,004
Income related to associated companies	—	220	27,093	—	—	—	27,313
Income (loss) before income taxes	$55,117	$1,184	$26,389	$(21,343)	$(14,762)	$2,732	49,317
Income tax provision							2,302
Net income							$47,015

(1)	Includes Floor brokerage and clearing fees.

(2)	Interest expense within Merchant Banking of $8.3 million for the first quarter of 2019, primarily includes $7.0 million for Foursight Capital and $1.1 million for Vitesse Energy Finance.

The composition of our financial results has varied over time and we expect will continue to evolve over time. Our strategy is designed to transform Jefferies into a pure financial services firm and, as such, we are focused on the development of our Investment Banking and Capital Markets and Asset Management segments, while we continue to realize the value of or otherwise transform our investments in Merchant Banking. The following factors and events should be considered in evaluating our financial results as they impact comparisons:

Our financial results for the first quarter of 2020 were impacted by:

•	Pre-tax income of $235.4 million from the Jefferies Group reflecting record total net revenues of $1,170.7 million; and

•	Pre-tax loss of $53.6 million related to our Merchant Banking businesses reflecting:

◦	Non-cash charge of $55.6 million to write-off the value of HomeFed LLC's ("HomeFed") RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market;

◦	Non-cash charge of $33.0 million to write-down the value of our investment in JETX Energy, LLC ("JETX Energy") to reflect the impact of oil price declines during the quarter; and

◦	A gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in some of our other investments within Merchant Banking.

Our financial results for the first quarter of 2019 were impacted by:

•	Pre-tax income of $62.6 million from the Jefferies Group reflecting an extremely challenging environment throughout December 2018 and the government shutdown during December 2018 and January 2019;

•	A $36.0 million mark-to-market increase in the value of our investment in Spectrum Brands Holdings, Inc. ("Spectrum Brands"); and

•	$27.1 million of income from associated companies in respect of our 31% investment in National Beef Packing Company, LLC ("National Beef").

Since February 29, 2020, the global novel coronavirus ("COVID-19") affliction and actions taken in response have wreaked havoc on the global economy and all financial markets. Our investment banking backlog remains solid, reflecting what our clients want to achieve, but there is little visibility on what can realistically get accomplished under current market conditions. The initial shock of the economic shutdown that resulted from COVID-19 has adversely affected our equities, fixed income and asset management businesses, although our results have begun to recover in the last over two weeks and we are operating currently at more normal levels in equities and fixed income. Within Merchant Banking, we are monitoring the impact of the pandemic on the operations and value of our investments. We mark to market our publicly traded investments and will review our private holdings for impairment at period end. It is early to determine the impact of current circumstances on the long-term value of our portfolio.

At February 29, 2020, we had goodwill recorded in our Consolidated Statement of Financial Condition of $1,739.3 million. Goodwill is allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. As discussed further in Note 9, goodwill is primarily allocated to Investment Banking and Capital Markets of $1,556.1 million and Asset Management of $143.0 million. The results of our most recent impairment test completed in the first quarter of 2020, as a result of creating a new Asset Management segment, did not indicate any impairment. The valuation methodology for our reporting units are sensitive to management's forecasts of future profitability and market conditions. At this time, the impact of COVID-19 on our forecasts is uncertain and increases the subjectivity that will be involved in evaluating our goodwill for potential impairment going forward.

Investment Banking and Capital Markets

A summary of results of operations for our Investment Banking and Capital Markets segment is as follows (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Net revenues	$1,148,829	$658,247

Expenses:
Compensation and benefits	620,924	361,314
Floor brokerage and clearing fees	52,874	47,136
Depreciation and amortization	19,116	17,330
Selling, general and other expenses	205,958	177,350
Total expenses	898,872	603,130

Income before income taxes	$249,957	$55,117

Our Investment Banking and Capital Markets segment comprises many business units, with many interactions and much integration among them. Business activities include the sales, trading, origination and advisory effort for various equity, fixed income, commodities, foreign exchange and advisory services. Our Investment Banking and Capital Markets business, by its nature, does not produce predictable or necessarily recurring revenues or earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally, and our own activities and positions.

Revenues by Source

Net revenues presented for our Investment Banking and Capital Markets segment include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs.

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Advisory	$343,158	$180,482

Equity underwriting	131,692	51,337
Debt underwriting	117,152	53,777
Total underwriting	248,844	105,114

Other investment banking	(14,529)	(7,642)
Total investment banking	577,473	277,954

Equities	245,641	174,539
Fixed income	248,182	196,759
Total capital markets	493,823	371,298

Other	77,533	8,995

Total Investment Banking and Capital Markets (1) (2)	$1,148,829	$658,247

(1)	Includes net interest revenues of $2.9 million and $4.6 million for the first quarter of 2020 and 2019, respectively.

(2)
Allocated net interest is not separately disaggregated in presenting our Investment Banking and Capital Markets reportable segment within our Net Revenues by Source. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.

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

•	our share of net earnings from Jefferies Group's corporate lending joint venture, Jefferies Finance LLC ("Jefferies Finance"); and

•	securities and loans received or acquired in connection with our investment banking activities.

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed		Aggregate Value
	For the Three Months Ended		For the Three Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Advisory transactions (1)	66	44	$57.7	$52.2
Public and private debt financings	152	114	$69.6	$27.3
Public and private equity and convertible offerings (2)	56	21	$11.8	$3.0

(1)	The number of advisory deals completed includes three and four restructuring and recapitalization transactions during the first quarter of 2020 and 2019, respectively.

(2)	We acted as sole or joint bookrunner on 56 and 21 offerings during the first quarter of 2020 and 2019, respectively.

Investment banking revenues for the first quarter of 2020 were the highest quarterly revenues in the history of our firm. Total investment banking revenues were $577.5 million for the first quarter of 2020, more than double the first quarter of 2019, due to record advisory revenues, our second best quarter ever in equity underwritings and improved results in debt underwritings compared with the prior year quarter’s results that were impacted by a significant slowdown in industry-wide leveraged finance issuance activity.

Our advisory revenues were $343.2 million, up $162.7 million, or 90.1% higher than the prior year quarter, reflecting record performance in our mergers and acquisitions business. Our underwriting revenues for the quarter were $248.8 million, an increase of $143.7 million, or 136.7%, from the same quarter last year, due to near record results in equity underwriting and better performance in debt underwriting, with broad contribution from our sector teams and regional presence. From equity and debt capital raising activities, we generated $131.7 million and $117.2 million in revenues, respectively, for the first quarter of 2020, compared with$51.3 million and $53.8 million in revenues, respectively, for the first quarter of 2019.

Other investment banking revenues were a loss of $14.5 million for the first quarter of 2020, compared with a loss of $7.6 million for the first quarter of 2019. Other investment banking revenues during the first quarter of 2020 include net revenues of $10.4 million from our share of the net results of the Jefferies Finance joint venture, reflecting an increase in loan arrangement volumes during the first quarter of 2020, offset by the write-down of a private equity investment. This compares with a net loss of $1.2 million in the first quarter of 2019 from our share of the net results of the Jefferies Finance joint venture. The results in both quarters also included the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

Equities Net Revenues

Equities are comprised of net revenues from:

•	services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;

•	advisory services offered to clients;

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which include providing clients access to all of our institutional execution capabilities.

Total equities net revenues were $245.6 million for the first quarter of 2020, an increase of 40.7%, compared with $174.5 million for the first quarter of 2019, primarily due to record results in our core equities businesses, as we believe we continued to increase our market share. Last year’s first quarter was impacted by a reduction in volatility from the previous period that lowered customer trading volumes and associated Commissions revenues.

Equities posted record results for first quarter of 2020 for our overall core global business. Our results include records in each of our U.S., European, and Asian equities businesses as well as across our global cash, global electronic trading, global convertibles, and outsourced trading businesses.

Results in our global cash equities businesses were driven by increased commissions and trading revenue in the U.S., higher market share and trading volumes in Europe, and record results in Asia as a result of our expansion in the region and strong client activity. Our global electronic trading business experienced continued growth in market share and increased trading volumes, which led to record quarterly results in Europe and Asia. Our global convertibles business also had record quarterly results as the business continues to benefit from our expansion in London, as well as improved trading conditions globally.

The increase in our core global equities capital markets net revenues was partially offset by a decrease in net revenues in our prime services business caused by the cost of hedges we purchased to protect against concentrated positions held by certain prime brokerage clients.

Fixed Income Net Revenues

Fixed income is comprised of net revenues from:

•
executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients; and

•	interest rate derivatives and credit derivatives.

Fixed income net revenues totaled $248.2 million for the first quarter of 2020, an increase of $51.4 million from net revenues of $196.8 million for the first quarter of 2019, with more active markets throughout most of the current quarter and improved market conditions.

Revenues for the first quarter of 2020 improved in our U.S. rates business, as there were more opportunities in the U.S. treasuries trading market in the current year quarter. Our global emerging markets business delivered higher net revenues in the current year quarter as compared with the prior year quarter, primarily due to more favorable market conditions which drove strong investor demand and an increase in new issuance in certain countries. The current year quarter also included higher revenues in our municipal securities business, which benefited from an increase in primary issuance. Similarly, our Europe and Asia credit businesses were well positioned in the current global economic environment and benefited from increased client activity and trading opportunities throughout most of the current year quarter as compared with the prior year quarter.

The current year quarter also included higher revenues from our structured notes business due to higher secondary trading volumes as the business continued to benefit from a more established trading desk. Revenues in our leveraged credit business were lower due to limited trading opportunities during the current year quarter, while the prior year quarter benefited from more active secondary trading of par loans and bonds.

Other

Other is comprised of revenues from:

•	Berkadia Commercial Mortgage Holding LLC ("Berkadia") and other investments (other than Jefferies Finance);

•	principal investments in private equity and hedge funds managed by third parties or related parties and that are not part of our Leucadia Asset Management ("LAM") platform; and

•	investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting compensation expenses).

Net revenues from our Investment Banking and Capital Markets segment's other business category totaled $77.5 million for the first quarter of 2020, an increase of $68.5 million compared with $9.0 million for the first quarter of 2019. The results in the first quarter of 2020 include gains of $61.5 million from hedges we implemented in mid-February to offset a potential severe drop in equity markets.

Results in the first quarter of 2020 also include net revenues of $21.9 million due to our share of income from Berkadia compared with $22.6 million in the first quarter of 2019. The results in the first quarter of 2020 also includes net mark-to-market increases related to other investments compared with mark-to-market decreases in the first quarter of 2019.

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
Compensation and benefits expense increased in line with the increase in net revenues. A significant portion of the compensation expense remains highly variable. Compensation expense related to the amortization of share-based and cash-based awards amounted to $83.1 million and $72.6 million for the first quarter of 2020 and 2019, respectively, reflecting Jefferies Group's step-up in hiring in recent periods. Compensation and benefits as a percentage of Net revenues were 54.0% and 54.9% for the first quarter of 2020 and 2019, respectively.

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
Non-compensation expenses were $277.9 million for the first quarter of 2020, an increase of $36.1 million, or 14.9%, compared with $241.8 million in the first quarter of 2019. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to an increase in trading volumes across the equities and fixed income businesses. The increase was also due to higher technology and communication expenses primarily related to the costs associated with the development of various trading systems, the expansion of certain businesses and increased market data and connectivity usage. The increase also included higher professional services expenses primarily due to an increase in consulting fees, higher underwriting costs primarily due to an increase in investment banking engagements and an increase in certain other expenses, including our donation made to various charities in support of the Australian wildfire relief effort.

Asset Management

In the first quarter of 2020, we reorganized our segments to separately report our Asset Management businesses. In connection with this change, we have reclassified the prior periods to conform to our current presentation. A summary of results of operations for our Asset Management segment is as follows (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Net revenues	$20,329	$30,745

Expenses:
Compensation and benefits	22,221	16,854
Floor brokerage and clearing fees	6,307	4,732
Depreciation and amortization	625	455
Selling, general and other expenses	12,105	7,740
Total expenses	41,258	29,781

Income (loss) before income taxes and income related to associated companies	(20,929)	964
Income related to associated companies	—	220

Income (loss) before income taxes	$(20,929)	$1,184

Asset management revenues include the following:

•	management and performance fees from funds and accounts managed by us;

•	revenue from strategic partners pursuant to agreements which entitle us to portions of our partners’ revenues and/or profits; and

•	investment income from our investments managed by our asset management business and other strategic partners.

The key components of asset management revenues are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. Performance fees are generally recognized once a year, typically in December, at the end of the relevant performance period, to the extent that the benchmark return has been met.

The following summarizes the results of our Asset Management businesses revenues by asset class (dollars in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Asset management fees:
Equities	$2,938	$2,740
Multi-asset	3,153	5,578
Total asset management fees	6,091	8,318

Revenues from arrangements with strategic partners (1)	7,316	362
Total asset management fees and revenues	13,407	8,680

Investment return (2) (3)	17,614	33,675
Allocated net interest (2) (4)	(10,692)	(11,610)

Total Asset Management	$20,329	$30,745

(1)	These amounts include our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.

(2)
Net revenues attributed to the Investment return in our Asset Management segment have been disaggregated to separately present Investment return and Allocated net interest (see footnote 4 below). This disaggregation is intended to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods, none of which are pertinent to the Investment returns generated by the performance of the portfolio.

(3)	Includes net interest expense of $6.4 million and $1.2 million for the first quarter of 2020 and 2019, respectively.

(4)
Allocated net interest represents the allocation of long-term debt interest expense to our Asset Management reportable segment, net of interest income on Cash and cash equivalents and other sources of liquidity. For discussion of sources of liquidity, refer to the "Liquidity and Capital Resources" section herein.

Asset management net revenues for the first quarter of 2020 were $20.3 million, compared with $30.7 million in the first quarter of 2019. The decrease was primarily due to lower investment returns in certain of our investments in separately managed accounts and funds, partially offset by higher revenues from our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.

The increase in expenses in the first quarter of 2020 as compared with the first quarter of 2019, primarily reflects the expansion of the Asset Management business and dedication of resources previously included in Corporate.

Assets under Management

Assets under management by predominant asset class were as follows (in millions):

	February 29, 2020	November 30, 2019
Assets under management (1):
Equities	$518	$228
Multi-asset	622	988
Total	$1,140	$1,216

(1)
Assets under management include third-party net assets actively managed by us, including hedge funds and certain managed accounts. The amounts at February 29, 2020 and November 30, 2019 also include $147 million and $150 million, respectively, of assets under management in a strategy, which represents a net asset value equivalent of an asset management strategy where we earn performance fees. We may consolidate certain funds and for such consolidated funds, assets under management includes the pro-rata portion of third-party net assets in consolidated funds based on the percentage ownership of third-party investors in the consolidated fund. The above amounts do not include assets under management at non-consolidated strategic partners or investments.

Change in assets under management were as follows (in millions):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Assets under management:
Balance, beginning of period	$1,216	$2,197
Net cash flow in (out)	(21)	(294)
Net market appreciation (depreciation)	(55)	(8)

Balance, end of period	$1,140	$1,895

The change in assets under management during the first quarter of 2020 is primarily due to redemptions from certain funds, dissolution of a fund and market depreciation, partially offset by new subscriptions and investments from third-parties. The change in assets under management during the first quarter of 2019 is primarily due to redemptions from certain funds and separately managed accounts.

Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which "Regulatory Assets Under Management" is reported to the SEC on Form ADV.

Asset Management Investments

Our asset management business invests directly in hedge funds and separately managed accounts where we act as the asset manager. Additionally, we make investments in and enter into revenue sharing arrangements with third-party asset managers. The following table represents our investments by asset manager (in thousands):

	February 29, 2020	November 30, 2019

Jefferies Financial Group Inc., as manager:
Fund investments (1)	$244,158	$240,804
Separately managed accounts (2)	438,904	489,617
Total	683,062	730,421

Third-party, as manager:
Fund investments	615,919	306,554
Separately managed accounts (2)	262,100	266,484
Investments in asset managers	115,064	114,161
Total	993,083	687,199

Total asset management investments (3)	$1,676,145	$1,417,620

(1)
Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At February 29, 2020 and November 30, 2019, $22.1 million and $22.6 million, respectively, represents net investments in funds that have been consolidated in our financial statements.

(2)	Where we have investments in a separately managed account, the assets and liabilities of such account are presented on our balance sheet within each respective line item.

(3)
Of the $1,676.1 million total invested in the funds at February 29, 2020, $1,380.1 million was sourced from the proceeds of long-term and permanent capital. At February 29, 2020 and November 30, 2019, Jefferies Group has borrowed $296.0 million and $135.0 million, respectively, under a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A., which is secured by our investment in a fund managed by us, with a carrying value of $221.9 million and $218.1 million at February 29, 2020 and November 30, 2019, respectively.

Our asset management investments generated an investment return of $17.6 million and $33.7 million for the first quarter of 2020 and first quarter of 2019, respectively.

Merchant Banking

The composition of our Merchant Banking portfolio has been impacted by a number of transactions during recent years. The following chart reflects the significant components of our portfolio each year:

	Three Months Ended February 29, 2020	Three Months Ended February 28, 2019

Consolidated Businesses	Oil and Gas	Oil and Gas
	HomeFed	-
	Idaho Timber	Idaho Timber

Associated Companies	Linkem	Linkem
	FXCM Equity Investment	FXCM Equity Investment
	-	National Beef
	-	HomeFed

Other Investments	The We Company	The We Company
	FXCM Term Loan	FXCM Term Loan
	-	Spectrum Brands

A summary of results for Merchant Banking is as follows (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Net revenues	$204,559	$132,692

Expenses:
Compensation and benefits	17,190	13,903
Cost of sales	72,443	66,921
Interest expense	8,773	8,256
Depreciation and amortization	18,841	15,294
Selling, general and other expenses	73,080	29,022
Total expenses	190,327	133,396

Income (loss) before income taxes and income (loss) related to associated companies	14,232	(704)
Income (loss) related to associated companies	(67,855)	27,093

Income (loss) before income taxes	$(53,623)	$26,389

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Oil and gas	$62,856	$5,471
Idaho Timber	77,639	75,446
Real estate	12,230	51
FXCM	2,508	450
Spectrum Brands	—	39,150
Other	49,326	12,124

Total net revenues	$204,559	$132,692

Oil and gas net revenues primarily consist of three components: unrealized gains and losses related to oil hedges, mark-to-market increases and decreases related to a financial instrument held at fair value, and production revenues, which also include the impact of realized gains and losses related to oil hedges. Oil and gas net revenues include net unrealized gains (losses) related to oil hedge derivatives of $20.0 million and $(25.4) million for the first quarter of 2020 and 2019, respectively. As discussed further in Note 3 to our consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. For the remainder of 2020, we have over 90% of our expected oil production hedged at a weighted average price of $60/barrel. Mark-to-market losses related to a financial instrument owned held at fair value were $2.5 million and $9.6 million during the first quarter of 2020 and 2019, respectively. Production revenues were $45.4 million and $40.4 million during the first quarter of 2020 and 2019, respectively.

Net revenues for Idaho Timber increased in the first quarter of 2020 as compared to the first quarter of 2019, due primarily to an increase in average weekly shipments and one more week of sales in the 2020 period, offset slightly by a decrease in average selling price.

The increase in real estate revenues relates to the acquisition of HomeFed in the third quarter of 2019.

Net revenues from our FXCM term loan include gains of $2.5 million and $0.5 million during the first quarter of 2020 and 2019, respectively. This includes the component related to interest income, which is recorded within Principal transactions revenues.

Spectrum Brands net revenues reflect changes in the value of our investment. We classified Spectrum Brands as a financial instrument owned, at fair value for which the fair value option was elected and we reflected mark-to-market adjustments in Principal transactions revenues. In September 2019, our Board of Directors approved a distribution to stockholders of our Spectrum Brands shares. We distributed the Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019.

Other revenues for the first quarter of 2020 and 2019 reflect realized and unrealized gains (losses) on financial instruments owned which are held at fair value of $38.5 million and $(16.4) million, respectively. The gains on financial instruments owned for the first quarter of 2020, primarily reflect a gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in our portfolio investments.

The following provides a summary of total expenses by source (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Oil and gas	$71,594	$31,791
Idaho Timber	72,930	70,864
Real estate	10,780	—
Other	35,023	30,741

Total expenses	$190,327	$133,396
Total expenses for Oil and gas increased in the first quarter of 2020 as compared to the first quarter of 2019, primarily due to a non-cash charge of $33.0 million to write-down the value of our investment in JETX Energy to reflect the impact of oil price declines during the quarter.
The increase in total expenses for Idaho Timber in the first quarter of 2020 as compared to the first quarter of 2019 primarily relates to an increase in cost of sales associated with an increase in average weekly shipments offset slightly with a decrease in average cost of wood due to lower lumber prices in 2020.
The increase in real estate expenses relates to the acquisition of HomeFed in the third quarter of 2019.

The following provides a summary of Income (loss) related to associated companies (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

National Beef	$—	$27,105
FXCM	(1,638)	(2,716)
Linkem	(13,185)	(1,621)
Real estate associated companies	(53,014)	2,596
Other	(18)	1,729

Total income (loss) related to associated companies	$(67,855)	$27,093

Income (loss) related to associated companies primarily includes our investments in National Beef, prior to its sale in November 2019.

Income (loss) related to Real estate associated companies for the first quarter of 2020, includes a non-cash charge of $55.6 million to fully write-off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market.

A summary of results for Merchant Banking by source is as follows (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Oil and gas	$(8,738)	$(26,320)
Idaho Timber	4,709	4,582
Real estate	1,450	51
FXCM	2,508	450
Spectrum Brands	—	39,150
Other	14,303	(18,617)
Income (loss) before income taxes and income (loss) related to associated companies	14,232	(704)
Income (loss) related to associated companies	(67,855)	27,093

Income (loss) before income taxes	$(53,623)	$26,389

Corporate

A summary of results of operations for Corporate is as follows (in thousands):

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Net revenues	$9,792	$4,193

Expenses:
Compensation and benefits	9,858	17,521
Depreciation and amortization	888	855
Selling, general and other expenses	6,800	7,160
Total expenses	17,546	25,536

Loss before income taxes	$(7,754)	$(21,343)

Net revenues primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Compensation and benefits expense includes share-based compensation expense of $3.4 million and $5.3 million for the first quarter of 2020 and 2019, respectively.

Parent Company Interest

Parent company interest expense totaled $12.8 million and $14.8 million for the first quarter of 2020 and 2019, respectively. In connection with the acquisition of HomeFed in the third quarter of 2019, we began capitalizing interest. Capitalized interest was allocated among all of HomeFed's projects that are currently under development. Parent company interest capitalized during the first quarter of 2020 was $2.0 million.

Income Taxes

Our provision for income taxes was $45.8 million for the first quarter of 2020, representing an effective tax rate of 29.0%.

Our provision for income taxes was $2.3 million for the first quarter of 2019, representing an effective tax rate of 4.7%. Our tax provision for the first quarter of 2019 includes a benefit of $6.7 million related to the completion of our accounting for tax reform enacted in 2017.

Selected Statement of Financial Condition Data

The tables below reconcile the balance sheet for each of our segments to our consolidated balance sheet (in thousands):

	February 29, 2020
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total

Assets
Cash and cash equivalents	$4,891,465	$23,382	$163,793	$1,632,019	$—	$6,710,659
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	742,134	—	—	—	—	742,134
Financial instruments owned, at fair value	15,212,184	2,771,424	373,379	39,994	—	18,396,981
Loans to and investments in associated companies	940,442	92,113	530,073	—	—	1,562,628
Securities borrowed	6,708,788	—	—	—	—	6,708,788
Securities purchased under agreements to resell	4,907,031	—	—	—	—	4,907,031
Securities received as collateral	15,004					15,004
Receivables	5,830,927	490,488	848,288	64,326	—	7,234,029
Property, equipment and leasehold improvements, net	869,831	4,977	34,743	19,092	—	928,643
Intangible assets, net and goodwill	1,722,872	143,609	51,587	—	—	1,918,068
Other assets	1,151,019	15,935	1,291,516	311,553	(115,865)	2,654,158
Total Assets	42,991,697	3,541,928	3,293,379	2,066,984	(115,865)	51,778,123

Liabilities
Long-term debt (1) (2)	6,332,633	830,979	296,187	991,705	—	8,451,504
Other liabilities	31,082,086	1,651,030	940,820	232,884	(115,865)	33,790,955
Total liabilities	37,414,719	2,482,009	1,237,007	1,224,589	(115,865)	42,242,459

Redeemable noncontrolling interests	—	—	24,759	—	—	24,759
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	19,351	—	17,599	—	—	36,950

Total Jefferies Financial Group Inc. shareholders' equity	$5,557,627	$1,059,919	$2,014,014	$717,395	$—	$9,348,955

(1)
Jefferies Group long-term debt of $7.2 billion at February 29, 2020, is allocated to Investment Banking and Capital Markets and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.

(2)
Long-term debt within Merchant Banking of $296.2 million at February 29, 2020, primarily includes $183.4 million for real estate businesses and $113.1 million for Vitesse Energy Finance. At February 29, 2020, Vitesse Energy Finance had $114.0 million drawn out of the maximum $170.0 million borrowing base on its credit facility and Foursight Capital had $0.0 million drawn out of the maximum $175.0 million credit commitment on its credit facilities. See Note 11 in our consolidated financial statements for additional information.

	November 30, 2019
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total

Assets
Cash and cash equivalents	$5,561,281	$25,255	$111,552	$1,980,733	$—	$7,678,821
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	796,797	—	—	—	—	796,797
Financial instruments owned, at fair value	13,735,641	2,681,034	363,237	115,829	—	16,895,741
Loans to and investments in associated companies	944,509	83,258	625,190	—	—	1,652,957
Securities borrowed	7,624,642	—	—	—	—	7,624,642
Securities purchased under agreements to resell	4,299,598	—	—	—	—	4,299,598
Securities received as collateral	9,500					9,500
Receivables	4,560,760	369,410	813,675	261	—	5,744,106
Property, equipment and leasehold improvements, net	350,071	796	20,632	13,530	—	385,029
Intangible assets, net and goodwill	1,726,736	143,616	52,582	—	—	1,922,934
Other assets	913,688	10,347	1,298,803	321,766	(94,495)	2,450,109
Total Assets	40,523,223	3,313,716	3,285,671	2,432,119	(94,495)	49,460,234

Liabilities
Long-term debt (1) (2)	6,289,015	714,343	342,325	991,378	—	8,337,061
Other liabilities	28,658,041	1,761,674	754,560	290,104	(94,495)	31,369,884
Total liabilities	34,947,056	2,476,017	1,096,885	1,281,482	(94,495)	39,706,945

Redeemable noncontrolling interests	—	—	26,605	—	—	26,605
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	4,275	—	17,704	—	—	21,979

Total Jefferies Financial Group Inc. shareholders' equity	$5,571,892	$837,699	$2,144,477	$1,025,637	$—	$9,579,705

(1) Jefferies Group long-term debt of $7.0 billion at November 30, 2019, is allocated to Investment Banking and Capital Markets and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.

(2)
Long-term debt within Merchant Banking of $342.3 million at November 30, 2019, primarily includes $140.7 million for real estate businesses, $103.1 million for Vitesse Energy Finance and $98.3 million for Foursight Capital. At November 30, 2019, Vitesse Energy Finance had $104.0 million drawn out of the maximum $170.0 million borrowing base on its credit facility and Foursight Capital had $98.7 million drawn out of the maximum $175.0 million credit commitment on its credit facilities. See Note 11 in our consolidated financial statements for additional information.

The table below presents our capital by significant business and investment (in thousands):

	February 29, 2020	November 30, 2019

Jefferies Group	$6,369,309	$6,181,683

Assets held on behalf of Asset Management (excluding Jefferies Group)	248,237	227,908

Merchant Banking:
Oil and gas	576,863	585,493
Real estate	571,843	645,328
Linkem	181,190	194,847
FXCM	130,069	129,343
Idaho Timber	79,301	77,914
The We Company	53,798	53,798
Investments in other public companies	161,697	178,593
Other	259,253	279,161
Total Merchant Banking	2,014,014	2,144,477

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	717,395	1,025,637

Total Capital	$9,348,955	$9,579,705

Below is a brief description of the captions in the table above:

•
Investment Banking and Capital Markets includes our investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to our clients across most industry sectors in the Americas, Europe and Asia. Our capital markets businesses operate across the spectrum of equities and fixed income products. Related services include, among other things, prime brokerage and equity finance, research and strategy, corporate lending and real estate finance. Our Investment Banking and Capital Markets businesses are conducted by Jefferies Group, our wholly-owned subsidiary, which is the largest independent U.S. headquartered global full-service, integrated investment banking and securities firm.

•
Asset Management provides investment management services to investors in the U.S. and overseas and invests capital in hedge funds, separately managed accounts and third-party asset managers. Under the Leucadia Asset Management ("LAM") umbrella, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. LAM offers institutional clients an innovative range of investment strategies through its affiliated managers.

•	Merchant Banking:

◦
Our oil and gas business consists of Vitesse Energy Finance and JETX Energy. Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated oil and gas working interests and royalties predominantly in the Bakken Shale oil field in North Dakota. JETX Energy is our 98% owned consolidated subsidiary that currently has non-operated working interests and acreage in east Texas.

◦
Our real estate assets primarily consist of our 100% ownership of HomeFed, a developer and owner of residential and mixed-use real estate properties in California, New York, Florida, Virginia and South Carolina. HomeFed's key assets include Otay Ranch, a master planned community that is under development in Chula Vista, CA, made up of approximately 4,450 acres of land entitled for 13,050 total units; and Renaissance Plaza, a mixed-use asset in Brooklyn, NY, comprised of an office building, hotel and garage.

◦
We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares which, if converted, would increase our ownership to approximately 54% of Linkem’s common equity at February 29, 2020. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

◦
Our investment in FXCM and associated companies consist of a senior secured term loan due February 15, 2021, ($71.6 million principal outstanding at February 29, 2020); a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity in FXCM. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.

◦	Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products.

◦
We invested $9.0 million in 2013 in The We Company, which creates collaborative office communities. Currently we own less than 1% of the company. Our interest in The We Company is reflected in Financial instruments owned, at fair value in our financial statements.

•
Corporate liquidity and other assets, net of Corporate liabilities, primarily consist of cash and cash equivalents, financial instruments owned and the deferred tax asset (exclusive of Jefferies Group's deferred tax asset), net of long-term debt, trade payables and accruals, as well as our outstanding mandatorily redeemable convertible preferred shares.

Liquidity and Capital Resources

Parent Company Liquidity

Our strategy focuses on strengthening and expanding our core business of Investment Banking and Capital Markets and Asset Management, while continuing to simplify our structure and return capital to our shareholders. We are simplifying our structure through a managed transformation of Merchant Banking, which to date has included divestitures, special distributions of assets, as well as transfers of financial assets out of our Merchant Banking portfolio and into Jefferies Group. We anticipate additional transactions as our transformation progresses. Some of these transactions generate significant excess liquidity; some of these transactions also reduce the future receipt of periodic distributions from subsidiaries to the parent company.
Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time total $1,886.5 million at February 29, 2020, and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in the Consolidated Statement of Financial Condition as cash and cash equivalents and financial instruments owned, at fair value. At February 29, 2020, $1,292.5 million of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.
During the first quarter of 2020, our parent company received cash distributions of $23.6 million from our existing subsidiary businesses, including $12.6 million from Jefferies Group. We also received $78.3 million from divestitures and repayments of advances.
Our recurring cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, aggregate approximately $296.3 million on an annual basis. Dividends paid during the first quarter of 2020 of $42.8 million include quarterly dividends of $0.15 per share. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
For many years, we have benefited from federal net operating loss carryovers ("NOLs") which have substantially offset our federal cash tax requirements. During the twelve months ended November 30, 2019, we used about $1.0 billion of our NOLs to offset taxable income, with about $111 million remaining NOLs as of November 30, 2019. Based on this, we anticipate incurring federal cash tax liabilities during the upcoming quarters.
Our primary long-term parent company cash requirement is our $1.0 billion principal outstanding as of February 29, 2020 under our long-term debt, of which $750.0 million is due in 2023 and $250.0 million in 2043. As we generate excess liquidity, we evaluate the best use of the proceeds, which may include reductions to existing debt, share repurchases, special dividends, investments in our businesses, or any of a number of other options available to us.
Shares Outstanding

In January 2020, the Board of Directors approved an additional $250.0 million share repurchase authorization. During the first quarter of 2020, we purchased a total of 14,655,217 of our common shares for $325.5 million, or an average price per share of $22.21. At February 29, 2020, we had approximately $139.7 million available for future repurchases. In March 2020, having completed the repurchase of shares under the previous authorization, the Board of Directors approved an additional share repurchase authorization of $100 million. Subsequent to February 29, 2020, we purchased a total of 8,358,899 of our common shares for $144.3 million, or an average price per share of $17.26.
At February 29, 2020, we had outstanding 277,109,287 common shares and 23,271,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 300,380,287 outstanding common shares if all awards become outstanding common shares). The 23,271,000 share-based awards include the target number of shares under the senior executive award plan.

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

Leverage target (dollars in thousands):	February 29, 2020
Total Jefferies Financial Group Inc. shareholders' equity	$9,348,955
Less, investment in Jefferies Group	(6,369,309)
Equity excluding Jefferies Group	2,979,646
Less, our two largest investments:
Vitesse Energy Finance	(556,402)
HomeFed	(491,236)
Equity in a stressed scenario	1,932,008
Less, net deferred tax asset excluding Jefferies Group's amount	(217,693)
Equity in a stressed scenario less net deferred tax asset	$1,714,315

Parent company debt, net of cash in excess of liquidity reserve	$(302,317)

Parent company debt (see Note 11 to the consolidated financial statements)	$991,705

Ratio of parent company debt to stressed equity:
Maximum	0.50	x
Actual debt, net of excess liquidity	(0.16)	x
Actual debt, net of excess liquidity and excluding net deferred tax asset	(0.18)	x
Actual debt (gross)	0.51	x
Actual debt, gross and excluding net deferred tax asset	0.58	x

Liquidity Target: We hold a liquidity reserve calculated as a minimum of twenty-four months of holding company expenses (excluding non-cash components), parent company interest, and dividends. Maturities of parent company debt within the upcoming year are also included in the target; however, our next maturity is during 2023 so there is no current inclusion. We hold an additional liquidity reserve representing the amount of liquidity we are netting against the parent company debt in reaching the 0.5x ratio of parent company debt to stressed equity.

Liquidity reserve (in thousands):	February 29, 2020
Minimum reserve under liquidity target	$592,500
Additional reserve under parent company debt to stressed equity	$25,701
Actual liquidity	$1,886,522

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

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended February 29, 2020	Three Months Ended February 28, 2019

Cash, cash equivalents and restricted cash at beginning of period	$8,480,435	$6,012,662
Net cash used for operating activities	(918,083)	(783,955)
Net cash provided by (used for) investing activities	(49,310)	1,074,852
Net cash used for financing activities	(316,165)	(38,337)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,927)	13,194

Cash, cash equivalents and restricted cash at end of period	$7,193,950	$6,278,416

During the first quarter of 2020, net cash used for operating activities primarily relates to funds used by Jefferies Group of $896.5 million. Net losses related to property and equipment, and other assets includes the non-cash charge of $33.0 million to write-down the value of our investment in JETX Energy to reflect the impact of oil price declines during the first quarter of 2020.
During the first quarter of 2019, net cash used for operating activities primarily relates to funds used by Jefferies Group of $793.5 million. Net cash used for operating activities for 2019 also includes $25.6 million of distributions from National Beef.
During the first quarter of 2020, net cash used for investing activities principally reflects $864.4 million of loans to and investments in associated companies and $883.3 million of capital distributions and loan repayments from associated companies.
During the first quarter of 2019, net cash provided by investing activities includes proceeds from maturities of investments of $527.1 million and proceeds from sales of investments of $667.5 million. Jefferies Group used funds of $30.0 million for investing activities in 2019.
During the first quarter of 2020, net cash used for financing activities primarily relates to funds used to repurchase common shares for treasury of $310.2 million, funds used to pay dividends of $42.8 million and funds used by Jefferies Group of $85.7 million. This includes funds used for the repayments of debt of $397.6 million and payments of other secured financings of $300.9 million, partially offset by funds provided by the issuance of debt of $642.8 million. This was partially offset by proceeds from other secured financings of $150.4 million in our Merchant Banking segment.
During the first quarter of 2019, net cash used for financing activities primarily reflects funds used to repurchase common shares for treasury of $214.7 million, funds used to pay dividends of $37.8 million and payments on secured financings in our Merchant Banking segment of $59.1 million. Jefferies Group generated funds from financing activities of $239.6 million. This includes funds provided by the issuance of debt of $497.4 million and proceeds from other secured financings of $51.7 million, partially offset by repayments of debt of $304.7 million.

Jefferies Group Liquidity
General
The Interim Chief Financial Officer and Global Treasurer of Jefferies Group are responsible for developing and implementing liquidity, funding and capital management strategies for Jefferies Group. These policies are determined by the nature and needs of day to day business operations, business opportunities, regulatory obligations and liquidity requirements.
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
Since February 29, 2020, the capital markets have experienced a higher level of stress due to the global COVID-19 affliction. Higher volumes and price volatility have led to increased margin requirements at clearing corporations and exchanges, along with increased levels of fails due to operational friction in the financial system. These higher cash requirements have all been within the assumptions of our liquidity models and have been met readily. Our secured funding model is operating efficiently. Some counterparties have exited secured funding trades and have been replaced with new counterparties or with excess capacity from existing lenders. The weighted average maturity of Jefferies Group's secured funding is broadly unchanged from February 29, 2020. Our U.S. broker-dealer, Jefferies LLC, as a primary dealer, has access to the Federal Reserve's Primary Dealer Credit Facility ("PDCF"). Since February 29, 2020, Jefferies LLC has accessed the PDCF for an immaterial borrowing solely to test the operational infrastructure of the facility, which worked as expected.
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

At February 29, 2020, the Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 financial instruments owned, at fair value that are approximately 2% of total financial instruments owned, at fair value.

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

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended February 29, 2020	Year Ended November 30, 2019
Securities purchased under agreements to resell:
Period end	$4,907	$4,300
Month end average	9,541	7,762
Maximum month end	12,061	11,589

Securities sold under agreements to repurchase:
Period end	$8,406	$7,505
Month end average	15,148	14,686
Maximum month end	18,979	19,654

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

To ensure that inventory does not need to be liquidated in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $12.7 billion at February 29, 2020 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At February 29, 2020, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm's business mix. Since February 29, 2020, there was an increase in margin requirements associated with market activity, which was in line with our market-wide stress Maximum Liquidity Outflow scenarios and we continue to have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow.
Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	February 29, 2020	Average Balance First Quarter 2020 (1)	November 30, 2019
Cash and cash equivalents:
Cash in banks	$1,380,410	$2,309,925	$983,816
Money market investments (2)	3,520,382	2,364,585	4,584,087
Total cash and cash equivalents	4,900,792	4,674,510	5,567,903

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	638,442	788,292	972,624
Other (4)	831,700	721,180	377,296
Total other sources	1,470,142	1,509,472	1,349,920

Total cash and cash equivalents and other liquidity sources	$6,370,934	$6,183,982	$6,917,823

(1)	Average balances are calculated based on weekly balances.

(2)
At February 29, 2020 and November 30, 2019, $3,423.0 million and $4,496.7 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $97.4 million and $87.4 million at February 29, 2020 and November 30, 2019, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended February 29, 2020 was $2,035.4 million.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 29, 2020, repurchase financing can be readily obtained for approximately 70.9% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. Since February 29, 2020, the overall liquidity of the inventory, where Jefferies Group has the ability to readily obtain financing at 10% or better, is higher than at February 29, 2020. Jefferies Group's total long-term capital, since February 29, 2020 continues to exceed its cash capital requirements. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies Group's financial instruments by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	February 29, 2020		November 30, 2019
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$3,451,826	$301,520	$2,403,589	$256,624
Corporate debt securities	2,071,179	47,331	1,893,605	29,412
U.S. government, agency and municipal securities	2,335,187	137,400	2,894,264	151,414
Other sovereign obligations	2,751,554	1,075,977	2,633,636	969,800
Agency mortgage-backed securities (1)	1,581,852	—	1,757,077	—
Loans and other receivables	497,702	—	655,120	—
Total	$12,689,300	$1,562,228	$12,237,291	$1,407,250

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

Sources of Funding and Capital Resources

Secured Financing
Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short- and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. Approximately 66.5% of Jefferies Group's cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months at February 29, 2020. The weighted average maturity of our Jefferies Group's secured funding and percentage of its exchange eligible repo is broadly unchanged from February 29, 2020.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At February 29, 2020, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and equity-linked notes totaled $623.2 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $489.4 million for the first quarter of 2020.
Our short-term borrowings include the following facilities:

•
Credit Facility. One of Jefferies Group's subsidiaries has the Jefferies Group Credit Facility with JPMorgan Chase Bank, N.A. for a committed amount of $296.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. At February 29, 2020, we were in compliance with all debt covenants under the Jefferies Group Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Jefferies Group Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At February 29, 2020, we were in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statement of Financial Condition. At February 29, 2020, the outstanding notes were $2.2 billion, bear interest at a spread over LIBOR and mature from March 2020 to July 2021.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at February 29, 2020 is $7.2 billion. Jefferies Group's long-term debt, excluding its revolving credit facility, has a weighted average maturity of approximately 9.2 years.
During the first quarter of 2020, Jefferies Group issued structured notes with a total principal amount of approximately $136.2 million, net of retirements. At February 29, 2020, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at February 29, 2020 was $1,354.7 million

Jefferies Group has a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. At February 29, 2020, borrowings under the Jefferies Group Revolving Credit Facility amounted to $189.2 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at February 29, 2020, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and we expect to remain in compliance given its current liquidity, and anticipated funding requirements given our business plan and profitability expectations.

During 2019, one of Jefferies Group's subsidiaries entered into a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At February 29, 2020, we were in compliance with all covenants under the Jefferies Group Loan and Security Agreement.

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 29, 2020, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $132.9 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above. Since February 29, 2020, the amount of additional collateral required in the event of a downgrade slightly increased. This slight increase was driven by changes in balances and there was no change in terms or requirements from counterparties or exchanges.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer, Jefferies LLC, registered with the Securities and Exchange Commission ("SEC") and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at February 29, 2020 were $1,302.7 million and $1,204.1 million, respectively. At April 7, 2020, Jefferies LLC remained in compliance with the SEC’s net capital rule requirements with net capital significantly in excess of the related early warning levels.
FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
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
In the normal course of business, we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in the Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in the Consolidated Statements of Financial Condition as Financial instruments owned, at fair value or Financial instruments sold, not yet purchased, at fair value, as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement.

Cautionary Statement for Forward-Looking Information

This report contains or incorporates by reference "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words "will," "could," "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward-looking statements include statements pertaining to our strategies for future development of our businesses and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. Future events and actual results could differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•
The description of our business and risk factors contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019 and filed with the SEC on January 29, 2020 (the "2019 10-K") and in Part II, Item 1A herein;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The following includes "forward-looking statements" that involve risk and uncertainties. See "Cautionary Statement for Forward-Looking Information" above. Actual results could differ materially from those projected in the forward-looking statements. The discussion of risk is presented separately for Jefferies Group and the balance of our company. Exclusive of Jefferies Group, our market risk arises principally from equity price risk. Information related thereto required under this Item is contained in Item 7A in our 2019 10-K, and is incorporated by reference herein.
Excluding Jefferies Group, Financial instruments owned, at fair value include corporate equity securities with an aggregate fair value of $287.0 million at February 29, 2020. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $28.7 million.
Jefferies Group
Overview

Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness, viability and profitability. Accordingly, we have a comprehensive risk management approach, with a formal governance structure and processes to identify, assess, monitor and manage risk. Principal risks involved in our business activities include market, credit, liquidity and capital, operational, legal and compliance, new business and reputational risk.

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

In achieving our strategic business objectives, our risk appetite incorporates keeping our clients’ interests at the top of our priority list and ensuring we are in compliance with applicable laws, rules and regulations, as well as adhering to the highest ethical standards. We undertake prudent and conservative risk-taking that protects the capital base and franchise, utilizing risk limits and tolerances that avoid outsized risk-taking. We maintain a diversified business mix and avoid significant concentrations to any sector, product, geography, or activity and set quantitative concentration limits to manage this risk. We consider contagion, second order effects and correlation in our risk assessment process and actively seek out value opportunities of all sizes. We manage the risk of opportunities larger than our approved risk levels through risk sharing and risk distribution, sell-down and hedging as appropriate. We have a limited appetite for illiquid assets and complex derivative financial instruments. We maintain the asset quality of our balance sheet through conducting trading activity in liquid markets and generally ensure high turnover of our inventory. We subject less liquid positions and derivative financial instruments to oversight and use a wide variety of specific metrics, limits, and constraints to manage these risks. We protect our reputation and franchise, as well as our standing within the market. We operate a federated approach to risk management with risk oversight responsibilities assigned to those areas of the business that have the appropriate knowledge.

For discussion of liquidity and capital risk management, refer to the "Liquidity and Capital Resources" section herein.

Risk Considerations

We apply a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limits reflects our risk tolerance for a certain activity under normal business conditions. Key metrics included in our risk management framework include inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-Risk ("VaR"), sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage and cash capital.

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
Value-at-Risk
VaR is a statistical estimate of the potential loss from adverse market movements over a specified time horizon within a specified probability (confidence level). It provides a common risk measure across financial instruments, markets and asset classes. We estimate VaR using a model that simulates revenue and loss distributions on Jefferies Group's trading portfolios by applying historical market changes to the current portfolio. We calculate a one day VaR using a one year look-back period measured at a 95% confidence level.
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
Average daily VaR decreased to $7.39 million for the first quarter of 2020 from $7.71 million for the fourth quarter of 2019. The decrease was primarily due to an increase in the diversification benefit due to a reduction in the correlation of portfolio holdings.

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data.

	Daily VaR (1) Value-at-Risk in Trading Portfolios
	(In millions)
Risk Categories	VaR at February 29, 2020	Daily VaR for the Three Months Ended February 29, 2020			VaR at November 30, 2019	Daily VaR for the Three Months Ended November 30, 2019
		Average	High	Low		Average	High	Low

Interest Rates	$5.91	$4.81	$7.01	$3.93	$4.81	$4.76	$5.85	$3.76
Equity Prices	6.13	6.79	8.54	4.34	5.07	6.71	10.33	4.86
Currency Rates	0.39	0.29	0.69	0.13	0.32	0.29	0.48	0.15
Commodity Prices	0.66	0.84	1.30	0.49	0.64	0.96	2.43	0.64
Diversification Effect (2)	(6.44)	(5.34)	N/A	N/A	(6.14)	(5.01)	N/A	N/A

Firmwide	$6.65	$7.39	$10.51	$5.02	$4.70	$7.71	$12.17	$4.70

(1)	For the VaR numbers reported above, a one day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as Jefferies Group's firmwide VaR and VaR values for the four risk categories might have occurred on different days during the period.

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
For a 95% confidence one day VaR model (i.e., no intraday trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the first quarter of 2020, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR. There were four days with trading losses out of a total of 61trading days in the first quarter of 2020.
Since February 29, 2020, the rapid spread of the global COVID-19 outbreak has resulted in extreme market volatility across asset classes. Recent market data has started to feed into our current VaR model, which uses a one year look-back period, causing our VaR levels to increase for the same position size as compared to the first quarter of 2020 period of lower volatility. Looking forward, we expect that our VaR will continue to increase significantly due to this market volatility. In addition, this market volatility may generate an increase in the number of days when the net trading loss exceeds the 95% one day VaR.

Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 29, 2020 (in thousands):

10% Sensitivity
Investments in funds (1)	$89,014
Private investments	25,070
Corporate debt securities in default	10,820
Trade claims	2,863

(1)	Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 3 in our consolidated financial statements.

VaR also excludes the impact of changes in our own credit spreads on our structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately of $1.7 million at February 29, 2020, which is included in Accumulated other comprehensive income (loss).
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

•
Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of Jefferies Group's Secured Revolving Credit Facility that is with Jefferies Group and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. See Note 8 for additional information on this facility. In addition, Jefferies Group has loans outstanding to certain of its officers and employees (none of whom are executive officers or directors). See Note 22 for additional information on these employee loans.

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

The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at February 29, 2020 and November 30, 2019 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019
AAA Range	$—	$—	$0.7	$1.5	$—	$—	$0.7	$1.5	$3,520.4	$4,584.1	$3,521.1	$4,585.6
AA Range	45.4	45.2	83.7	43.0	0.8	3.7	129.9	91.9	5.0	5.3	134.9	97.2
A Range	0.1	1.1	568.3	531.9	185.0	152.4	753.4	685.4	1,372.9	976.3	2,126.3	1,661.7
BBB Range	250.2	250.2	125.1	140.9	19.1	48.3	394.4	439.4	1.8	1.6	396.2	441.0
BB or Lower	15.0	15.0	21.3	6.6	231.0	154.1	267.3	175.7	0.1	—	267.4	175.7
Unrated	90.9	94.2	—	—	13.1	6.8	104.0	101.0	0.6	0.6	104.6	101.6
Total	$401.6	$405.7	$799.1	$723.9	$449.0	$365.3	$1,649.7	$1,494.9	$4,900.8	$5,567.9	$6,550.5	$7,062.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019
Asia/Latin America/Other	$15.0	$15.0	$50.6	$50.5	$0.7	$0.3	$66.3	$65.8	$142.9	$100.4	$209.2	$166.2
Europe	0.1	—	379.1	324.1	72.0	101.1	451.2	425.2	170.0	74.1	621.2	499.3
North America	386.5	390.7	369.4	349.3	376.3	263.9	1,132.2	1,003.9	4,587.9	5,393.4	5,720.1	6,397.3
Total	$401.6	$405.7	$799.1	$723.9	$449.0	$365.3	$1,649.7	$1,494.9	$4,900.8	$5,567.9	$6,550.5	$7,062.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019
Asset Managers	$0.1	$—	$1.5	$1.7	$0.4	$—	$2.0	$1.7	$3,520.4	$4,584.1	$3,522.4	$4,585.8
Banks, Broker-dealers	250.4	250.7	589.9	526.7	215.0	206.8	1,055.3	984.2	1,380.4	983.8	2,435.7	1,968.0
Corporates	81.6	81.3	—	—	212.4	154.4	294.0	235.7	—	—	294.0	235.7
Other	69.5	73.7	207.7	195.5	21.2	4.1	298.4	273.3	—	—	298.4	273.3
Total	$401.6	$405.7	$799.1	$723.9	$449.0	$365.3	$1,649.7	$1,494.9	$4,900.8	$5,567.9	$6,550.5	$7,062.8

For additional information regarding credit exposure to over-the-counter derivative contracts, see Note 4 in the consolidated financial statements.

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure.

The following tables reflect our top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure, as reflected in the Consolidated Statements of Financial Condition (in millions):

	February 29, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$703.8	$(388.6)	$(60.9)	$0.1	$76.8	$25.3	$146.8	$356.5	$503.3
Italy	1,281.6	(840.5)	(52.8)	—	—	0.4	—	388.7	388.7
Japan	358.4	(275.1)	138.4	—	22.9	—	16.0	244.6	260.6
Australia	33.8	(29.0)	194.3	—	9.2	0.6	11.6	208.9	220.5
Netherlands	371.2	(207.0)	2.4	—	34.2	0.4	—	201.2	201.2
Canada	516.2	(463.9)	(13.1)	—	7.4	109.5	1.6	156.1	157.7
Hong Kong	53.6	(12.2)	—	—	1.4	—	84.6	42.8	127.4
Belgium	246.8	(138.5)	3.2	—	0.2	—	—	111.7	111.7
China	463.3	(339.2)	(22.5)	—	—	—	—	101.6	101.6
Spain	292.5	(201.2)	0.6	—	3.1	—	—	95.0	95.0
Total	$4,321.2	$(2,895.2)	$189.6	$0.1	$155.2	$136.2	$260.6	$1,907.1	$2,167.7

	November 30, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Netherlands	$946.0	$(329.7)	$(100.1)	$—	$42.6	$0.5	$—	$559.3	$559.3
United Kingdom	416.1	(199.9)	(124.4)	—	60.7	37.6	54.1	190.1	244.2
Italy	1,262.3	(1,192.4)	105.4	—	—	0.4	—	175.7	175.7
France	423.4	(296.2)	(93.1)	—	94.2	40.9	—	169.2	169.2
Canada	380.4	(362.2)	7.4	—	0.3	81.2	1.9	107.1	109.0
Spain	249.2	(137.3)	(25.7)	—	3.3	—	—	89.5	89.5
Japan	76.0	(171.6)	133.8	—	24.7	—	13.2	62.9	76.1
China	283.3	(236.9)	25.6	—	—	—	—	72.0	72.0
Mexico	112.0	(68.3)	13.0	—	—	—	—	56.7	56.7
Germany	238.2	(321.3)	19.3	—	88.3	14.4	13.6	38.9	52.5
Total	$4,386.9	$(3,315.8)	$(38.8)	$—	$314.1	$175.0	$82.8	$1,521.4	$1,604.2

At February 29, 2020, we have no material exposure to countries where either sovereign or non-sovereign sectors pose potential default risk as the result of liquidity concerns.

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

These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or the inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

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

In light of the external COVID-19 threat, senior management is continuously monitoring the situation and providing frequent communications to both external clients and our employee partners. We have adopted enhanced cleaning practices across our offices, taken measures to restrict non-essential business travel and have practices in place to quarantine employees who may have been exposed to COVID-19, or show any relevant symptoms. We employ a thorough Business Continuity Planning process which allows for employees to work remotely as required ensuring continuity of operations in all circumstances and have largely moved to a remote working environment without any significant disruptions to our business or control processes. Additionally, we have reached out to all our critical vendors regarding their own pandemic preparedness plans to ensure there is no impact to our business operations.

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

Legal and Compliance Risk

Legal and compliance risk includes the risk of noncompliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, anti-money laundering and record keeping. These risks also reflect the potential impact that changes in local and international laws and tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, we continuously review new and pending regulations and legislation and participate in various industry interest groups. We also maintain an anonymous hotline for employees or others to report suspected inappropriate actions by us or by our employees or agents.

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

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 29, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2020.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended February 29, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the "Contingencies" section in Note 19, Commitments, Contingencies and Guarantees, in the Notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

The effects of the outbreak of the novel coronavirus (COVID-19) have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients' operations, which could have an adverse effect on our business, financial condition and results of operations. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states, including New York, where we are headquartered, have declared states of emergency. Similar impacts have been experienced in every country in which we do business. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

•	Employees contracting COVID-19

•	Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations

•	Unavailability of key personnel necessary to conduct our business activities

•	Unprecedented volatility in global financial markets

•	Reductions in revenue across our operating businesses

•	Delay in planned entry into, or expansion of, investments or projects in China and surrounding areas

•	Closure of our offices or the offices of our clients

•	De-globalization

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee's ability to provide customer support and service.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for our own securities. The further spread of the COVID-19 outbreak may materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries' business, operations, consolidated financial condition, and consolidated results of operations.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters. The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

Abrupt changes in market and general economic conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability and cause volatility in our results of operations. Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of general economic conditions and financial market activity.

Our investment banking revenue, in the form of advisory services and underwriting, is directly related to general economic conditions and corresponding financial market activity. When the outlook for such economic conditions is uncertain or negative, financial market activity generally tends to decrease, which reduces our investment banking revenues. Reduced expectations of United States economic growth or a decline in the global economic outlook could cause financial market activity to decrease and negatively affect our investment banking revenues.

A sustained and continuing market downturn could lead to or exacerbate declines in the number of security transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads. Correspondingly, a reduction of prices of the securities we hold in inventory or as investments would lead to reduced revenues.

Revenues from our asset management businesses have been and may continue to be negatively impacted by decreased securities prices, as well as widely fluctuating securities prices. Because our asset management businesses hold long and short positions in equity and debt securities, changes in the prices of these securities, as well as any decrease in the liquidity of these securities, may materially and adversely affect our revenues from asset management.

Similarly, our merchant banking businesses may continue to suffer from the above-mentioned impacts of COVID-19 including employee and customer illnesses and quarantines, cancellations of events and travel, reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. As an example, an overall reduction in business activity has led to a decrease in global demand for oil and natural gas thereby causing historically low prices for these commodities (exacerbated by an unrelenting price war between Saudi Arabia and Russia). Such dramatic price decreases may have a material adverse effect on our investments in Vitesse Energy Finance and JETX Energy.

In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, political and financial uncertainty in the United States and the European Union, renewed concern about China's economy, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as might occur in the event of a wider pandemic involving COVID-19. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the first quarter of 2020 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2019 to December 31, 2019	1,709,367	$20.95	1,660,650	$172,724
January 1, 2020 to January 31, 2020	5,358,558	$21.95	5,324,521	$309,684
February 1, 2020 to February 29, 2020 (3)	7,670,046	$22.67	7,670,046	$139,711
Total	14,737,971		14,655,217

(1)
Includes an aggregate 82,754 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.

(2)
In January 2020, the Board of Directors approved an additional $250.0 million share repurchase authorization. At February 29, 2020, $139.7 million remains available for future purchases. The approximate dollar value of shares that may be purchased under the plans or programs in the table above related to these shares is based on the month end closing price of Jefferies common shares. In March 2020, having completed the repurchase of shares under the previous authorization, the Board of Directors approved an additional share repurchase authorization of $100 million. Subsequent to February 29, 2020, we purchased a total of 8,358,899 of our common shares for $144.3 million, or an average price per share of $17.26.

(3)	Includes 931,200 shares that settled in March 2020.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended February 29, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: April 8, 2020	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)