Form 10-Q
period 2020-05-31
Jefferies Financial Group Inc.
filed 2020-07-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
The number of shares outstanding of each of the issuer's classes of common stock at July 1, 2020 was 266,621,060.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
May 31, 2020 and November 30, 2019
(Dollars in thousands, except par value)
(Unaudited)

	May 31, 2020	November 30, 2019
ASSETS
Cash and cash equivalents	$6,883,881	$7,678,821
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	668,925	796,797
Financial instruments owned, at fair value (including securities pledged of $12,843,162 and $12,058,522):	18,542,477	16,895,741
Loans to and investments in associated companies	1,559,793	1,652,957
Securities borrowed	6,457,035	7,624,642
Securities purchased under agreements to resell	4,284,062	4,299,598
Securities received as collateral, at fair value	9,909	9,500
Receivables	6,539,495	5,744,106
Property, equipment and leasehold improvements, net	917,686	385,029
Intangible assets, net and goodwill	1,910,204	1,922,934
Other assets	2,509,748	2,450,109
Total assets (1)	$50,283,215	$49,460,234

LIABILITIES
Short-term borrowings	$656,855	$548,490
Financial instruments sold, not yet purchased, at fair value	9,646,023	10,532,460
Securities loaned	1,941,468	1,525,140
Securities sold under agreements to repurchase	8,631,143	7,504,670
Other secured financings	2,746,593	3,070,611
Obligation to return securities received as collateral, at fair value	9,909	9,500
Lease liabilities	597,557	—
Payables, expense accruals and other liabilities	8,524,856	8,179,013
Long-term debt	8,020,436	8,337,061
Total liabilities (1)	40,774,840	39,706,945

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	22,262	26,605
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 267,111,111 and 291,644,153 shares issued and outstanding, after deducting 49,351,501 and 24,818,459 shares held in treasury	267,111	291,644
Additional paid-in capital	3,191,893	3,627,711
Accumulated other comprehensive income (loss)	(134,528)	(273,039)
Retained earnings	6,002,078	5,933,389
Total Jefferies Financial Group Inc. shareholders' equity	9,326,554	9,579,705
Noncontrolling interests	34,559	21,979
Total equity	9,361,113	9,601,684

Total	$50,283,215	$49,460,234
(1) Total assets include assets related to variable interest entities of $709.2 million and $645.8 million at May 31, 2020 and November 30, 2019, respectively, and Total liabilities include liabilities related to variable interest entities of $2,752.3 million and $3,071.1 million at May 31, 2020 and November 30, 2019, respectively. See Note 7 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended May 31, 2020 and 2019
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenues:
Commissions and other fees	$242,972	$167,610	$422,402	$322,560
Principal transactions	393,338	240,189	798,202	486,371
Investment banking	387,491	430,087	979,493	715,683
Interest income	236,732	445,967	563,098	832,811
Manufacturing revenues	85,379	90,237	162,986	165,662
Other	31,619	136,281	143,614	182,296
Total revenues	1,377,531	1,510,371	3,069,795	2,705,383
Interest expense of Jefferies Group	229,942	408,714	535,878	775,283
Net revenues	1,147,589	1,101,657	2,533,917	1,930,100

Expenses:
Compensation and benefits	598,467	510,560	1,268,660	920,152
Cost of sales	80,771	80,415	153,214	147,336
Floor brokerage and clearing fees	75,479	60,387	134,660	112,255
Interest expense	21,160	23,138	42,714	46,156
Depreciation and amortization	40,366	36,786	79,836	70,720
Selling, general and other expenses	249,118	229,062	546,956	450,168
Total expenses	1,065,361	940,348	2,226,040	1,746,787

Income before income taxes and income (loss) related to associated companies	82,228	161,309	307,877	183,313
Income (loss) related to associated companies	(6,721)	22,170	(74,576)	49,483
Income before income taxes	75,507	183,479	233,301	232,796
Income tax provision (benefit)	31,962	(488,797)	77,735	(486,495)
Net income	43,545	672,276	155,566	719,291
Net (income) loss attributable to the noncontrolling interests	2,580	191	4,709	(875)
Net (income) loss attributable to the redeemable noncontrolling interests	198	(427)	480	(289)
Preferred stock dividends	(1,404)	(1,276)	(2,826)	(2,552)

Net income attributable to Jefferies Financial Group Inc. common shareholders	$44,919	$670,764	$157,929	$715,575

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.16	$2.17	$0.53	$2.29

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.16	$2.14	$0.53	$2.25

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended May 31, 2020 and 2019
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Net income	$43,545	$672,276	$155,566	$719,291
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $67, $31, $148 and $138	196	62	433	379
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0, $(544,677), $0 and $(545,054)	—	(544,307)	—	(543,178)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $67, $544,708, $148 and $545,192	196	(544,245)	433	(542,799)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(7,838), $(10,439), $(10,985) and $(2,717)	(25,710)	(40,147)	(34,943)	(9,193)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0,$0, $0 and $0	—	—	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(7,838), $(10,439), $(10,985) and $(2,717)	(25,710)	(40,147)	(34,943)	(9,193)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $51,167, $858, $59,106 and $6,807	150,040	2,616	173,288	20,151
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $444, $(67), $530 and $(166)	(1,302)	199	(1,554)	493
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $50,723, $925, $58,576 and $6,973	148,738	2,815	171,734	20,644

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $0, $86, $0 and $0	—	251	—	—
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $161, $0 and $161	—	(470)	—	(470)
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $0, $(75), $0 and $(161)	—	(219)	—	(470)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(214), $(122), $(438) and $(241)	648	353	1,287	708
Net change in pension liability, net of income tax provision (benefit) of $214, $122, $438 and $241	648	353	1,287	708

Other comprehensive income (loss), net of income taxes	123,872	(581,443)	138,511	(531,110)

Comprehensive income	167,417	90,833	294,077	188,181
Comprehensive (income) loss attributable to the noncontrolling interests	2,580	191	4,709	(875)
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	198	(427)	480	(289)
Preferred stock dividends	(1,404)	(1,276)	(2,826)	(2,552)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$168,791	$89,321	$296,440	$184,465
See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended May 31, 2020 and 2019
(In thousands)
(Unaudited)

	For the Six Months Ended
	May 31, 2020	May 31, 2019

Net cash flows from operating activities:
Net income	$155,566	$719,291
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision	25,176	40,388
Recognition of accumulated other comprehensive income lodged taxes	—	(544,583)
Depreciation and amortization of real estate, property, equipment and leasehold improvements	73,450	64,428
Other amortization	5,719	(13,669)
Share-based compensation	20,684	24,886
Provision for doubtful accounts	22,979	13,098
(Income) loss related to associated companies	100,712	(103,804)
Distributions from associated companies	51,860	150,273
Net losses related to property and equipment, and other assets	55,867	2,761
Lease expense	44,645	—
Lease payments	(40,949)	—
Net change in:
Securities deposited with clearing and depository organizations	(61,212)	(3)
Financial instruments owned, at fair value	(1,763,950)	251,972
Securities borrowed	1,142,449	(1,192,513)
Securities purchased under agreements to resell	(14,988)	(1,253,866)
Receivables from brokers, dealers and clearing organizations	(1,224,653)	(680,802)
Receivables from customers of securities operations	409,989	228,412
Other receivables	(8,007)	(125,315)
Other assets	(210,659)	(137,438)
Financial instruments sold, not yet purchased, at fair value	(809,728)	654,849
Securities loaned	438,246	500,307
Securities sold under agreements to repurchase	1,159,948	233,115
Payables to brokers, dealers and clearing organizations	405,873	26,872
Payables to customers of securities operations	(153,116)	(38,618)
Trade payables, expense accruals and other liabilities	199,297	(347,271)
Other	135,762	86,869
Net cash provided by (used for) operating activities	160,960	(1,440,361)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(120,708)	(102,515)
Proceeds from disposals of property and equipment, and other assets	3,351	5,860
Advances on notes, loans and other receivables	(414,031)	(199,276)
Collections on notes, loans and other receivables	384,528	131,249
Loans to and investments in associated companies	(1,382,827)	(74,105)
Capital distributions and loan repayments from associated companies	1,344,570	25,612
Purchases of investments (other than short-term)	(265)	(1,986)
Proceeds from maturities of investments	2,025	531,067
Proceeds from sales of investments	19,939	886,876
Net cash provided by (used for) investing activities	(163,418)	1,202,782
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the six months ended May 31, 2020 and 2019
(In thousands)
(Unaudited)

	For the Six Months Ended
	May 31, 2020	May 31, 2019

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,850,147	$1,230,064
Repayment of debt	(1,930,381)	(877,593)
Net change in other secured financings	(325,234)	264,168
Net change in bank overdrafts	(3,126)	(14,352)
Distributions to noncontrolling interests	(216)	(2,481)
Contributions from noncontrolling interests	17,504	6,705
Purchase of common shares for treasury	(495,253)	(364,708)
Dividends paid	(83,436)	(74,563)
Other	575	581
Net cash provided by (used for) financing activities	(969,420)	167,821

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(13,547)	(3,892)

Net decrease in cash, cash equivalents and restricted cash	(985,425)	(73,650)

Cash, cash equivalents and restricted cash at beginning of period	8,480,435	6,012,662

Cash, cash equivalents and restricted cash at end of period	$7,495,010	$5,939,012

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	May 31, 2020	May 31, 2019

Cash and cash equivalents	$6,883,881	$5,393,737
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	572,725	508,607
Other assets	38,404	36,668
Total cash, cash equivalents and restricted cash	$7,495,010	$5,939,012

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended May 31, 2020 and 2019
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, March 1, 2020	$277,109	$3,329,633	$(258,400)	$6,000,613	$9,348,955	$36,950	$9,385,905
Net income				44,919	44,919	(2,580)	42,339
Other comprehensive income, net of taxes			123,872		123,872		123,872
Contributions from noncontrolling interests					—	404	404
Distributions to noncontrolling interests					—	(216)	(216)
Share-based compensation expense		10,737			10,737		10,737
Change in fair value of redeemable noncontrolling interests		2,311			2,311		2,311
Purchase of common shares for treasury	(10,130)	(156,407)			(166,537)		(166,537)
Dividends ($0.15 per common share)				(43,454)	(43,454)		(43,454)
Other	132	5,619			5,751	1	5,752
Balance, May 31, 2020	$267,111	$3,191,893	$(134,528)	$6,002,078	$9,326,554	$34,559	$9,361,113

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, March 1, 2019	$298,313	$3,681,085	$338,619	$5,614,935	$9,932,952	$23,181	$9,956,133
Net income				670,764	670,764	(191)	670,573
Other comprehensive loss, net of taxes			(581,443)		(581,443)		(581,443)
Contributions from noncontrolling interests					—	2,000	2,000
Distributions to noncontrolling interests					—	(1,500)	(1,500)
Share-based compensation expense		13,073			13,073		13,073
Change in fair value of redeemable noncontrolling interests		1,657			1,657		1,657
Purchase of common shares for treasury	(7,762)	(142,284)			(150,046)		(150,046)
Dividends ($0.125 per common share)				(38,847)	(38,847)		(38,847)
Other	136	5,625			5,761	—	5,761
Balance, May 31, 2019	$290,687	$3,559,156	$(242,824)	$6,246,852	$9,853,871	$23,490	$9,877,361

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six months ended May 31, 2020 and 2019
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2019	$291,644	$3,627,711	$(273,039)	$5,933,389	$9,579,705	$21,979	$9,601,684
Net income				157,929	157,929	(4,709)	153,220
Other comprehensive income, net of taxes			138,511		138,511		138,511
Contributions from noncontrolling interests					—	17,504	17,504
Distributions to noncontrolling interests					—	(216)	(216)
Share-based compensation expense		20,684			20,684		20,684
Change in fair value of redeemable noncontrolling interests		3,875			3,875		3,875
Purchase of common shares for treasury	(24,868)	(469,170)			(494,038)		(494,038)
Dividends ($0.30 per common share)				(89,240)	(89,240)		(89,240)
Other	335	8,793			9,128	1	9,129
Balance, May 31, 2020	$267,111	$3,191,893	$(134,528)	$6,002,078	$9,326,554	$34,559	$9,361,113

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2018	$307,515	$3,854,847	$288,286	$5,610,218	$10,060,866	$18,391	$10,079,257
Net income				715,575	715,575	875	716,450
Other comprehensive loss, net of taxes			(531,110)		(531,110)		(531,110)
Contributions from noncontrolling interests					—	6,705	6,705
Distributions to noncontrolling interests					—	(2,481)	(2,481)
Share-based compensation expense		24,886			24,886		24,886
Change in fair value of redeemable noncontrolling interests		1,121			1,121		1,121
Purchase of common shares for treasury	(17,490)	(329,649)			(347,139)		(347,139)
Dividends ($0.25 per common share)				(78,941)	(78,941)		(78,941)
Other	662	7,951			8,613	—	8,613
Balance, May 31, 2019	$290,687	$3,559,156	$(242,824)	$6,246,852	$9,853,871	$23,490	$9,877,361
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
Jefferies Group operates in two business segments: Investment Banking and Capital Markets, and Asset Management. Investment Banking and Capital Markets includes investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to clients across most industry sectors in the Americas, Europe and Asia. Capital markets businesses operate across the spectrum of equities, fixed income and foreign exchange products. Related services include, among other things, prime brokerage and equity finance, research and strategy, corporate lending and real estate finance.
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
Merchant Banking is where we own a portfolio of businesses and investments, including Linkem (fixed wireless broadband services in Italy); Vitesse Energy, LLC ("Vitesse Energy Finance") and JETX Energy, LLC ("JETX Energy") (oil and gas production and development); real estate, primarily HomeFed LLC ("HomeFed"); Idaho Timber (manufacturing); and FXCM Group, LLC ("FXCM") (provider of online foreign exchange trading services). Our Merchant Banking businesses and investments also included National Beef Packing Company, LLC ("National Beef") (beef processing), prior to its sale in November 2019 and Spectrum Brands Holdings, Inc. ("Spectrum Brands") (consumer products), prior to its distribution to our shareholders in October 2019. The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at May 31, 2020. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.

Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated working interests and royalties predominantly in the Bakken Shale oil field in North Dakota. JETX Energy is our 98% owned consolidated subsidiary that currently has non-operated working interests and acreage in east Texas.
HomeFed is our 100% owned consolidated subsidiary that owns and develops residential and mixed use real estate properties. Prior to July 1, 2019, we owned approximately 70% of HomeFed and accounted for it under the equity method. On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis.
Idaho Timber is our 100% owned consolidated subsidiary engaged in the manufacture and distribution of various wood products.

Our investment in FXCM and associated companies consist of a senior secured term loan due February 15, 2021, ($71.6 million principal outstanding at May 31, 2020); a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM.

Note 2.  Basis of Presentation and Significant Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in our Form 10-K. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations. For a detailed discussion about the Company's significant accounting policies, see Note 2, Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended November 30, 2019 ("2019 10-K").

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

During the six months ended May 31, 2020, other than the following, there were no significant changes made to the Company's significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board ("FASB") guidance on leases (the "new lease standard") on December 1, 2019. These lease policy updates are applied using a modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

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

The discount rates used in determining the present value of leases represent our collateralized borrowing rate considering each lease's term and currency of payment. The lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain leases have renewal options that can be exercised at the discretion of the Company. Lease expense is generally recognized on a straight-line basis over the lease term and included in Selling, general and other expenses in the Consolidated Statement of Operations. See Note 12 for further information.

Reclassification to the Consolidated Statements of Operations

During the third quarter of 2019, we reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in the Consolidated Statements of Operations and are now presented within Commissions and other fees. Previously reported results are presented on a comparable basis. This change had the impact of increasing Commissions and other fees and reducing Other revenues by $7.9 million and $15.7 million for the three and six months ended May 31, 2019, respectively. There is no impact on Total revenues as a result of this change in presentation.

Receivables

At May 31, 2020 and November 30, 2019, Receivables include receivables from brokers, dealers and clearing organizations of $4,211.7 million and $3,011.0 million, respectively, and receivables from customers of securities operations of $1,077.4 million and $1,490.9 million, respectively.

Our subsidiary, Foursight Capital, had auto loan receivables of $753.0 million and $741.2 million at May 31, 2020 and November 30, 2019, respectively. Of these amounts, $670.3 million and $621.2 million at May 31, 2020 and November 30, 2019, respectively, were in securitized vehicles. See Notes 6 and 7 for additional information on Foursight Capital's securitization activities. Based primarily on Beacon credit scores, Foursight Capital classifies its auto loan receivables as prime, near-prime and sub-prime based on the perceived credit risk at origination and generally considers prime receivables as those with a Beacon score of 680 and above, near-prime with scores between 620 and 679 and sub-prime with scores below 620. The credit quality classification at May 31, 2020 and November 30, 2019 was approximately 14% and 15% prime, 53% and 53% near-prime and 33% and 32% sub-prime, respectively.
Other Investments

At May 31, 2020 and November 30, 2019, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $123.1 million and $172.8 million, respectively. Impairments recognized on these investments were $0.6 million and $0.0 million during the three months ended May 31, 2020 and 2019, respectively, and $20.6 million and $0.0 million during the six months ended May 31, 2020 and 2019, respectively .

Capitalization of Interest

In connection with the acquisition of HomeFed in 2019, we began capitalizing interest on qualifying real estate assets. During the three and six months ended May 31, 2020, capitalized interest of $1.9 million and $3.9 million, respectively, was allocated among all of HomeFed's projects that are currently under development.

Payables, expense accruals and other liabilities

At May 31, 2020 and November 30, 2019, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $3,006.5 million and $2,621.7 million, respectively, and payables to customers of securities operations of $3,655.5 million and $3,808.6 million, respectively.

Supplemental Cash Flow Information

	For the Six Months Ended
	May 31, 2020	May 31, 2019
	(In thousands)
Cash paid during the year for:
Interest	$584,009	$808,740
Income tax payments (refunds), net	$(5,330)	$21,410

Accounting Developments - Accounting Standards Adopted in Current Annual Reporting Period

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. We adopted the new lease standard on December 1, 2019 using a modified retrospective transition approach. Accordingly, reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. We elected not to reassess whether existing contracts are or contain leases, or the lease classification and initial direct costs of existing leases upon transition. At transition on December 1, 2019, the adoption of this standard resulted in the recognition of operating ROU assets of $545.8 million and operating lease liabilities of $614.9 million reflected in Property, equipment and leasehold improvements, net and Lease liabilities in the Consolidated Statement of Financial Condition, respectively. Finance lease ROU assets and finance lease liabilities were not material and are reflected in Property, equipment and leasehold improvements, net and Lease liabilities in the Consolidated Statement of Financial Condition, respectively.

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

Reference Rate Reform. In March 2020, the FASB issued new guidance which provides optional exceptions for applying GAAP to contracts, hedge accounting relationships or other transactions affected by reference rate reform. The optional exceptions can be elected through December 31, 2022. We are currently evaluating the impact of applying the optional exceptions on our consolidated financial statements.

Note 3.  Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $912.9 million and $586.9 million at May 31, 2020 and November 30, 2019, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,586,764	$61,387	$76,140	$—	$2,724,291
Corporate debt securities	—	2,979,801	25,178	—	3,004,979
Collateralized debt obligations and collateralized loan obligations	—	68,748	31,551	—	100,299
U.S. government and federal agency securities	1,808,192	72,411	—	—	1,880,603
Municipal securities	—	462,420	—	—	462,420
Sovereign obligations	2,088,074	1,307,336	—	—	3,395,410
Residential mortgage-backed securities	—	1,688,379	22,339	—	1,710,718
Commercial mortgage-backed securities	—	355,161	4,461	—	359,622
Other asset-backed securities	—	292,158	86,062	—	378,220
Loans and other receivables	—	2,571,394	121,129	—	2,692,523
Derivatives	515	2,125,294	43,124	(1,528,340)	640,593
Investments at fair value	—	71,860	154,238	—	226,098
FXCM term loan	—	—	53,765	—	53,765
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$6,483,545	$12,056,349	$617,987	$(1,528,340)	$17,629,541

Securities received as collateral, at fair value	$9,909	$—	$—	$—	$9,909

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$1,772,771	$1,283	$4,190	$—	$1,778,244
Corporate debt securities	—	1,491,089	163	—	1,491,252
U.S. government and federal agency securities	2,140,501	—	—	—	2,140,501
Sovereign obligations	1,132,662	878,059	—	—	2,010,721
Commercial mortgage-backed securities	—	—	140	—	140
Loans	—	1,796,591	10,674	—	1,807,265
Derivatives	277	2,012,251	88,255	(1,682,883)	417,900
Total financial instruments sold, not yet purchased, at fair value	$5,046,211	$6,179,273	$103,422	$(1,682,883)	$9,646,023
Short-term borrowings	$—	$15,671	$—	$—	$15,671
Long-term debt	$—	$748,446	$497,040	$—	$1,245,486
Obligation to return securities received as collateral, at fair value	$9,909	$—	$—	$—	$9,909

	November 30, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,507,164	$218,403	$58,426	$—	$2,783,993
Corporate debt securities	—	2,472,245	7,490	—	2,479,735
Collateralized debt obligations and collateralized loan obligations	—	124,225	28,788	—	153,013
U.S. government and federal agency securities	2,101,624	158,618	—	—	2,260,242
Municipal securities	—	742,326	—	—	742,326
Sovereign obligations	1,330,026	1,405,827	—	—	2,735,853
Residential mortgage-backed securities	—	1,069,066	17,740	—	1,086,806
Commercial mortgage-backed securities	—	424,060	6,110	—	430,170
Other asset-backed securities	—	303,847	42,563	—	346,410
Loans and other receivables	—	2,460,551	114,080	—	2,574,631
Derivatives	2,809	1,833,907	14,889	(1,433,197)	418,408
Investments at fair value	—	32,688	205,412	—	238,100
FXCM term loan	—	—	59,120	—	59,120
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$5,941,623	$11,245,763	$554,618	$(1,433,197)	$16,308,807

Securities purchased under agreements to resell	$—	$—	$25,000	$—	$25,000
Securities received as collateral, at fair value	$9,500	$—	$—	$—	$9,500

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,755,601	$7,438	$4,487	$—	$2,767,526
Corporate debt securities	—	1,471,142	340	—	1,471,482
U.S. government and federal agency securities	1,851,981	—	—	—	1,851,981
Sovereign obligations	1,363,475	941,065	—	—	2,304,540
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,600,228	9,463	—	1,609,691
Derivatives	871	2,066,455	92,057	(1,632,178)	527,205
Total financial instruments sold, not yet purchased, at fair value	$5,971,928	$6,086,328	$106,382	$(1,632,178)	$10,532,460

Short-term borrowings	$—	$20,981	$—	$—	$20,981
Long-term debt	$—	$735,216	$480,069	$—	$1,215,285
Obligation to return securities received as collateral, at fair value	$9,500	$—	$—	$—	$9,500

(1)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:

Corporate Equity Securities

•Exchange-Traded Equity Securities:  Exchange-traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 of the fair value hierarchy. To the extent these securities are actively traded, valuation adjustments are not applied.

•Non-Exchange-Traded Equity Securities:  Non-exchange-traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed from recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/Earnings before interest, taxes, depreciation and amortization ("EBITDA"), price/book value), discounted cash flow analyses and transaction prices observed from subsequent financing or capital issuance by Jefferies Group. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).
•Equity Warrants:  Non-exchange-traded equity warrants are measured primarily using pricing data from external pricing services, prices observed from recently executed market transactions and broker quotations and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and can be measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•Investment Grade Corporate Bonds:  Investment grade corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed from recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Investment grade corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Investment grade corporate bonds measured using alternative valuation techniques are categorized within Level 2 or Level 3 of the fair value hierarchy and are a limited portion of our investment grade corporate bonds.
•High Yield Corporate and Convertible Bonds:  A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed from recently executed market transactions of institutional size. Where pricing data is less observable, valuations are categorized within Level 3 of the fair value hierarchy and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer's subsequent financing or recapitalization, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

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

U.S. Government and Federal Agency Securities

•U.S. Treasury Securities:  U.S. Treasury securities are measured based on quoted market prices obtained from external pricing services and categorized within Level 1 of the fair value hierarchy.
•U.S. Agency Debt Securities:  Callable and non-callable U.S. agency debt securities are measured primarily based on quoted market prices obtained from external pricing services and are generally categorized within Level 1 or Level 2 of the fair value hierarchy.

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

Residential Mortgage-Backed Securities

•Agency Residential Mortgage-Backed Securities:  Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and principal-only and interest-only (including inverse interest-only) securities. Agency residential mortgage-backed securities are generally measured using recent transactions, pricing data from external pricing services or expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral and are categorized within Level 2 or Level 3 of the fair value hierarchy. We use prices observed from recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate factors such as weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer and weighted average loan age.
•Non-Agency Residential Mortgage-Backed Securities:  The fair value of non-agency residential mortgage-backed securities is determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields. In addition, broker quotes, where available, are also referenced to compare prices primarily on interest-only securities.

Commercial Mortgage-Backed Securities

•Agency Commercial Mortgage-Backed Securities:  Government National Mortgage Association ("GNMA") project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates and cash flow structures, as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.
•Non-Agency Commercial Mortgage-Backed Securities:  Non-agency commercial mortgage-backed securities are measured using pricing data obtained from external pricing services, prices observed from recently executed market transactions or based on expected cash flow models that incorporate underlying loan collateral characteristics and performance. Non-agency commercial mortgage-backed securities are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability of the underlying inputs.

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

Loans and Other Receivables

•Corporate Loans:  Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market consensus pricing service quotations. Where available, market price quotations from external pricing services are reviewed to ensure they are supported by transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on price quotations that are considered to be less transparent, market prices for debt securities of the same creditor and estimates of future cash flows incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer's capital structure.
•Participation Certificates in Agency Residential Loans: Valuations of participation certificates in agency residential loans are based on observed market prices of recently executed purchases and sales of similar loans and data provider pricing. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions and availability of data provider pricing.
•Project Loans and Participation Certificates in GNMA Project and Construction Loans:  Valuations of participation certificates in GNMA project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations with similar underlying loan collateral to derive an implied spread. Securitization prices are adjusted to estimate the fair value of the loans to account for the arbitrage that is realized at the time of securitization. The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.
•Consumer Loans and Funding Facilities:  Consumer and small business whole loans and related funding facilities are valued based on observed market transactions and incorporating valuation inputs including, but not limited to, delinquency and default rates, prepayment rates, borrower characteristics, loan risk grades and loan age. These assets are categorized within Level 2 or Level 3 of the fair value hierarchy.
•Escrow and Claim Receivables:  Escrow and claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent observations in the same receivable.

Derivatives

•Listed Derivative Contracts:  Listed derivative contracts that are actively traded are measured based on quoted exchange prices, broker quotes or vanilla option valuation models, such as Black-Scholes, using observable valuation inputs from the principal market or consensus pricing services. Exchange quotes and/or valuation inputs are generally obtained from external vendors and pricing services. Broker quotes are validated directly through observable and tradeable quotes. Listed derivative contracts that use unadjusted exchange close prices are generally categorized within Level 1 of the fair value hierarchy. All other listed derivative contracts are generally categorized within Level 2 of the fair value hierarchy.
•Over-the-Counter ("OTC") Derivative Contracts:  OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current transaction. Where available, valuation inputs are calibrated from observable market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

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

•Oil Futures Derivatives: Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy Finance accounts for the derivative instruments at fair value, which are classified as either Level 1 or Level 2 within the fair value hierarchy. Fair values classified as Level 1 are measured based on quoted closing exchange prices obtained from external pricing services and Level 2 are determined under the income valuation technique using an option-pricing model that is based on directly or indirectly observable inputs.

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
May 31, 2020
Equity Long/Short Hedge Funds (2)	$302,790	$—
Equity Funds (3)	28,634	13,957
Commodity Fund (4)	13,593	—
Multi-asset Funds (5)	543,191	—
Other Funds (6)	24,728	—
Total	$912,936	$13,957

November 30, 2019
Equity Long/Short Hedge Funds (2)	$291,593	$—
Equity Funds (3)	44,576	14,621
Commodity Fund (4)	16,025	—
Multi-asset Funds (5)	234,583	—
Other Funds (6)	157	—
Total	$586,934	$14,621

(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At May 31, 2020 and November 30, 2019, 6% and 6%, respectively, of these investments are redeemable quarterly with 60 days prior written notice.
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to be liquidated in approximately one to nine years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2020 and November 30, 2019, investments representing approximately 58% and 5%, respectively, of the fair value of investments in this category are redeemable monthly with 30 or 60 days prior written notice.
(6)This category includes investments in a fund that trades and invests in structured finance securities. At May 31, 2020 and November 30, 2019, investments in this category representing approximately 99% and 0%, respectively, are redeemable quarterly with 12 months prior written notice.
Investments at fair value also include our investment in The We Company. We invested $9.0 million in The We Company in 2013 and currently own less than 1% of The We Company. Our interest in The We Company is reflected in Financial instruments owned, at fair value of $9.6 million and $53.8 million at May 31, 2020 and November 30, 2019, respectively.

Investment in FXCM

Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2021 ($71.6 million principal outstanding at May 31, 2020), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Nonrecurring Fair Value Measurements
HomeFed has a 49% membership interest in the RedSky JZ Fulton Investors ("RedSky JZ Fulton Mall") joint venture, which owns a property in Brooklyn, New York. The property consists of 14 separate tax lots, divided into two development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights. During the three months ended February 29, 2020, difficulties were encountered with attempts to refinance debt within the investment. We viewed this, combined with a softening of the Brooklyn, New York real estate market during the quarter, as a triggering event and evaluated HomeFed's equity method investment in RedSky JZ Fulton Mall to determine if there was an impairment. In connection with this evaluation, we obtained an appraisal which reflected a reduction in the value of the investment in comparison to an earlier appraisal obtained shortly before the beginning of the quarter. The appraisal was based off of Level 3 inputs consisting of prices of comparable properties and the appraisal indicated that the value of the property was worth less than the debt outstanding. HomeFed recorded an impairment charge of $55.6 million within Income (loss) related to associated companies during the six months ended May 31, 2020, which represented all of its carrying value in the joint venture.

Due to a decline in oil and gas prices during the second quarter of 2020, Vitesse Energy Finance performed impairment analyses on its proven oil and gas properties in the Denver-Julesburg Basin ("DJ Basin") of Wyoming and Colorado and the Bakken Shale oil field in North Dakota. Vitesse Energy Finance first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of May 31, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the oil and gas properties. No impairment of the Bakken Shale oil field assets was necessary as the undiscounted future net cash flows significantly exceeded the carrying value of these assets. As undiscounted future net cash flows were lower than the carrying value of the DJ Basin properties, Vitesse Energy Finance then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, Vitesse Energy Finance used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of Vitesse Energy Finance's proven oil and gas properties in the DJ Basin totaled $26.8 million, which was $13.2 million lower than the carrying value as of the end of the second quarter of 2020. As a result, an impairment charge of $13.2 million was recorded in Selling, general and other expenses during the three and six months ended May 31, 2020.

Due to a decline in oil and gas prices during the first quarter of 2020, JETX Energy performed an impairment analysis for its oil and gas properties in the East Eagle Ford. JETX Energy first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of February 29, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the proven properties. As the undiscounted future net cash flows were lower than the carrying value, JETX Energy then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, JETX Energy used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of JETX Energy's proven oil and gas properties in the East Eagle Ford totaled $9.6 million, which was $33.0 million lower than the carrying value as of the end of first quarter of 2020. As a result, an impairment charge of $33.0 million was recorded in Selling, general and other expenses during the six months ended May 31, 2020.

Level 3 Rollforwards

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2020 (in thousands):

Three Months Ended May 31, 2020
	Balance, February 29, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2020	Changes in unrealized gains/losses included in earnings relating to instruments still held at May 31, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$103,683	$(5,346)	$63	$(68)	$—	$—	$(22,192)	$76,140	$(5,247)
Corporate debt securities	25,090	(1,480)	328	(365)	(1)	—	1,606	25,178	(1,464)
CDOs and CLOs	29,784	(12,374)	—	(8,471)	(2,598)	—	25,210	31,551	(16,451)
Residential mortgage-backed securities	16,970	(1,773)	1,380	—	(7)	—	5,769	22,339	(1,733)
Commercial mortgage-backed securities	4,264	53	—	—	—	—	144	4,461	53
Other asset-backed securities	41,903	(2,380)	11,038	—	(8,490)	—	43,991	86,062	(5,087)
Loans and other receivables	103,243	(1,113)	45,984	(46,939)	(128)	—	20,082	121,129	(1,069)
Investments at fair value	184,507	(59,962)	10,599	(91)	—	—	19,185	154,238	(59,962)
FXCM term loan	61,628	(7,863)	—	—	—	—	—	53,765	(7,863)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,275	$(60)	$—	$—	$—	$—	$(25)	$4,190	$60
Corporate debt securities	767	(23)	(20)	—	—	—	(561)	163	—
Commercial mortgage-backed securities	35	—	—	105	—	—	—	140	—
Loans	7,859	1,015	(2,785)	3,290	—	—	1,295	10,674	(1,015)
Net derivatives (2)	110,843	(32,744)	(10,810)	33,196	(603)	—	(54,751)	45,131	34,259
Long-term debt (1)	543,463	(92,480)	—	—	—	66,916	(20,859)	497,040	664

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at May 31, 2020 were gains of $91.8 million during the three months ended May 31, 2020.

(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended May 31, 2020

During the three months ended May 31, 2020, transfers of assets of $127.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Other asset-backed securities of $44.5 million, CDOs and CLOs of $29.6 million, loans and other receivables of $20.7 million and investments at fair value of $19.2 million due to reduced pricing transparency.

During the three months ended May 31, 2020, transfers of assets of $33.7 million from Level 3 to Level 2 are primarily attributed to:
•Corporate equity securities of $26.2 million and CDOs and CLOs of $4.4 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended May 31, 2020, transfers of liabilities of $23.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $11.4 million and structured notes of $11.1 million due to reduced pricing and market transparency.
During the three months ended May 31, 2020, transfers of liabilities of $98.6 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes of $31.9 million and net derivatives of $66.1 million due to greater pricing and market pricing transparency.

Net losses on Level 3 assets were $92.2 million and net gains on Level 3 liabilities were $124.3 million for the three months ended May 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across CDOs and CLOs, investments at fair value, corporate equity securities and the FXCM term loan. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes and market values across derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2020 (in thousands):

Six Months Ended May 31, 2020
	Balance, November 30, 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2020	Changes in unrealized gains/losses included in earnings relating to instruments still held at May 31, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$58,426	$(12,972)	$3,016	$(2,017)	$—	$—	$29,687	$76,140	$(12,899)
Corporate debt securities	7,490	1,560	766	(479)	(602)	—	16,443	25,178	1,190
CDOs and CLOs	28,788	(13,589)	9,426	(11,849)	(4,122)	—	22,897	31,551	(17,410)
Residential mortgage-backed securities	17,740	(2,248)	2,062	—	(10)	—	4,795	22,339	(2,195)
Commercial mortgage-backed securities	6,110	(95)	—	—	(1,660)	—	106	4,461	(680)
Other asset-backed securities	42,563	(2,848)	33,917	(664)	(17,361)	—	30,455	86,062	(7,226)
Loans and other receivables	114,080	(5,348)	116,047	(76,227)	(56,998)	—	29,575	121,129	(8,989)
Investments at fair value	205,412	(86,594)	35,588	(168)	—	—	—	154,238	(86,594)
FXCM term loan	59,120	(5,355)	—	—	—	—	—	53,765	(5,355)
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,487	$216	$(513)	$—	$—	$—	$—	$4,190	$140
Corporate debt securities	340	(27)	(150)	—	—	—	—	163	5
Commercial mortgage-backed securities	35	—	(35)	140	—	—	—	140	—
Loans	9,463	1,072	(12,958)	3,290	—	—	9,807	10,674	(1,075)
Net derivatives (2)	77,168	(44,729)	(11,088)	38,823	(1,010)	—	(14,033)	45,131	32,211
Long-term debt (1)	480,069	(101,267)	—	—	—	175,498	(57,260)	497,040	(4,802)

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at May 31, 2020 were gains of $106.1 million during the six months ended May 31, 2020.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended May 31, 2020

During the six months ended May 31, 2020, transfers of assets of $148.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Corporate equity securities of $37.0 million, loans and other receivables of $33.5 million, other asset-backed securities of $31.1 million, CDOs and CLOs of $22.9 million and corporate debt securities of $18.3 million due to reduced pricing transparency.

During the six months ended May 31, 2020, transfers of assets of $14.6 million from Level 3 to Level 2 are primarily attributed to:
•Corporate equity securities of $7.3 million and loans and other receivables of $4.0 million due to greater pricing transparency supporting classification into Level 2.

During the six months ended May 31, 2020, transfers of liabilities of $37.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $26.2 million and loans of $10.8 million due to reduced pricing transparency.

During the six months ended May 31, 2020, transfers of liabilities of $98.5 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes of $57.3 million and net derivatives of $40.2 million due to greater market and pricing transparency.

Net losses on Level 3 assets were $127.5 million and net gains on Level 3 liabilities were $144.7 million for the six months ended May 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across investments at fair value, CDOs and CLOs, corporate equity securities, the FXCM term loan and loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes and market values across derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2019 (in thousands):

Three Months Ended May 31, 2019
	Balance, February 28, 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2019	Changes in unrealized gains/ losses included in earnings relating to instruments still held at May 31, 2019 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$55,576	$1,808	$221	$(179)	$(551)	$—	$2,697	$59,572	$1,909
Corporate debt securities	10,930	(306)	816	—	(325)	—	(2,769)	8,346	(307)
CDOs and CLOs	43,144	(1,663)	—	—	(991)	—	(14,578)	25,912	(2,656)
Residential mortgage-backed securities	20,963	(802)	—	—	(18)	—	(2,877)	17,266	(759)
Commercial mortgage-backed securities	12,820	(357)	—	(331)	(3,238)	—	3,636	12,530	(1,292)
Other asset-backed securities	35,886	3,070	16,531	(8,868)	(8,549)	—	5,115	43,185	3,563
Loans and other receivables	78,051	(2,753)	38,780	(13,898)	(2,438)	—	742	98,484	(1,277)
Investments at fair value	421,098	35,594	10,169	(18,302)	—	—	(39,820)	408,739	35,594
FXCM term loan	73,600	(11,412)	1,500	—	(7,088)	—	—	56,600	(11,412)
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$78	$(74)	$(1,520)	$1,737	$—	$—	$—	$221	$—
Corporate debt securities	730	(148)	(7)	1	22	—	71	669	90
Commercial mortgage-backed securities	70	(70)	—	—	—	—	—	—	—
Loans	3,420	(191)	(1,678)	1,537	—	—	6,340	9,428	364
Net derivatives (2)	28,975	(14,760)	(25)	4,175	1,974	—	27,110	47,449	7,565
Long-term debt (1)	283,139	1,163	—	—	(5,585)	39,385	(81,540)	236,562	(813)

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at May 31, 2019 were losses of $0.4 million during the three months ended May 31, 2019.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended May 31, 2019

During the three months ended May 31, 2019, transfers of assets of $31.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $11.3 million and other asset-backed securities of $7.6 million due to reduced pricing transparency.

During the three months ended May 31, 2019, transfers of assets of $79.5 million from Level 3 to Level 2 are primarily attributed to:
•Investments at fair value of $39.8 million, CDOs and CLOs of $17.6 million and loans and other receivables of $10.5 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended May 31, 2019, transfers of liabilities of $57.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes of $9.5 million and net derivatives of $41.5 million due to reduced market and pricing transparency.

During the three months ended May 31, 2019, transfers of liabilities of $105.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes of $91.0 million and net derivatives of $14.4 million due to greater market transparency.

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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2019 (in thousands):

Six Months Ended May 31, 2019
	Balance, November 30, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2019	Changes in unrealized gains/ losses included in earnings relating to instruments still held at May 31, 2019 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$52,192	$5,239	$785	$(2,031)	$(720)	$—	$4,107	$59,572	$7,085
Corporate debt securities	9,484	(108)	2,181	(2,130)	(1,177)	—	96	8,346	(53)
CDOs and CLOs	36,105	(1,233)	4,782	—	(2,130)	—	(11,612)	25,912	(3,127)
Residential mortgage-backed securities	19,603	(316)	39	—	(45)	—	(2,015)	17,266	(271)
Commercial mortgage-backed securities	10,886	(180)	11	(331)	(3,278)	—	5,422	12,530	(1,183)
Other asset-backed securities	53,175	(1,014)	25,316	(13,247)	(9,529)	—	(11,516)	43,185	(522)
Loans and other receivables	46,985	2,434	77,004	(33,549)	(3,378)	—	8,988	98,484	844
Investments at fair value	396,254	29,454	41,512	(18,302)	—	—	(40,179)	408,739	29,454
FXCM term loan	73,150	(10,962)	1,500	—	(7,088)	—	—	56,600	(10,962)
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$—	$(76)	$(1,546)	$1,843	$—	$—	$—	$221	$—
Corporate debt securities	522	(382)	(73)	93	22	—	487	669	305
Loans	6,376	(401)	(3,946)	7,963	—	—	(564)	9,428	579
Net derivatives (2)	21,614	(29,079)	(2,829)	7,259	2,031	—	48,453	47,449	19,607
Long-term debt (1)	200,745	(12,854)	—	—	(11,250)	101,872	(41,951)	236,562	3,827

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at May 31, 2019 were gains of $9.0 million during the six months ended May 31, 2019.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended May 31, 2019

During the six months ended May 31, 2019, transfers of assets of $42.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $15.7 million and other asset-backed securities of $10.8 million due to reduced pricing transparency.

During the six months ended May 31, 2019, transfers of assets of $89.0 million from Level 3 to Level 2 are primarily attributed to:
•CDOs and CLOs of $12.5 million, other asset-backed securities of $22.3 million and investments at fair value of $40.2 million due to greater pricing transparency supporting classification into Level 2.

During the six months ended May 31, 2019, transfers of liabilities of $69.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes of $10.3 million and net derivatives of $58.7 million due to reduced market and pricing transparency.

During the six months ended May 31, 2019, transfers of liabilities of $63.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes of $52.3 million due to greater market transparency.

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

May 31, 2020
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$75,712
Non-exchange-traded securities		Market approach	Price	$1	to	$213	$94
			Underlying stock price	$3			—
			EBITDA multiple	$3	to	$8	$4

Corporate debt securities	$25,178	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	22%			—

CDOs and CLOs	$31,551	Discounted cash flows	Constant prepayment rate	10%	to	20%	16%
			Constant default rate	2%			—
			Loss severity	25%	to	30%	28%
			Discount rate/yield	14%	to	32%	22%
		Scenario analysis	Estimated recovery percentage	3%	to	35%	24%

Residential mortgage- backed securities	$22,339	Discounted cash flows	Cumulative loss rate	3%	to	33%	11%
			Duration (years)	2.0 years	to	6.1 years	5.6 years
			Discount rate/yield	4%	to	15%	5%

Commercial mortgage- backed securities	$4,461	Scenario analysis	Estimated recovery percentage	44%			—

Other asset-backed securities	$86,062	Discounted cash flows	Cumulative loss rate	7%	to	31%	14%
			Duration (years)	0.4 years	to	2.8 years	1.4 years
			Discount rate/yield	5%	to	15%	9%
		Market approach	Price	$100			—

Loans and other receivables	$67,207	Market approach	Price	$1	to	$100	$81
		Scenario analysis	Estimated recovery percentage	1%	to	100%	61%

Derivatives	$41,769
Equity options		Volatility benchmarking	Volatility	49%			—
Interest rate swaps		Market approach	Basis points upfront	1	to	16	8

Investments at fair value	$92,194
Private equity securities		Market approach	Price	$2	to	$169	$40
		Scenario analysis	Estimated recovery percentage	86%			—
			Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$53,765
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.7 years	1.7 years

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,190	Market approach	Transaction level	$1			—

Corporate debt securities	$163	Scenario analysis	Estimated recovery percentage	22%			—

Loans	$10,674	Market approach	Price	$1	to	$50	$33
		Scenario analysis	Estimated recovery percentage	1%			—

Derivatives	$83,576
Equity options		Volatility benchmarking	Volatility	33%	to	62%	47%
Interest rate swaps		Market approach	Basis points upfront	0	to	16	7
Unfunded commitments			Price	$90			—

Long-term debt
Structured notes	$497,040	Market approach	Price	$78	to	$94	$84
			Price	€63	to	€109	€85

November 30, 2019
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$29,017
Non-exchange-traded securities		Market approach	Price	$1	to	$140	$55
			Underlying stock price	$3	to	$5	$4

Corporate debt securities	$7,490	Scenario analysis	Estimated recovery percentage	23%	to	85%	46%
			Volatility	44%			—
			Credit spread	750			—
			Underlying stock price	£0.4			—

CDOs and CLOs	$28,788	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	1%	to	2%	2%
			Loss severity	25%	to	37%	29%
			Discount rate/yield	12%	to	21%	15%
		Scenario analysis	Estimated recovery percentage	3.25%	to	36.5%	25%

Residential mortgage- backed securities	$17,740	Discounted cash flows	Cumulative loss rate	2%			—
			Duration (years)	6.3 years			—
			Discount rate/yield	3%			—

Commercial mortgage- backed securities	$6,110	Discounted cash flows	Cumulative loss rate	7.3%			—
			Duration (years)	0.2 years			—
			Discount rate/yield	85%			—
		Scenario analysis	Estimated recovery percentage	44%			—

Other asset-backed securities	$42,563	Discounted cash flows	Cumulative loss rate	7%	to	31%	16%
			Duration (years)	0.5 years	to	3 years	1.5 years
			Discount rate/yield	7%	to	15%	11%

Loans and other receivables	$112,574	Market approach	Price	$36	to	$100	$90
		Scenario analysis	Estimated recovery percentage	87%	to	104%	99%
		Discounted cash flows	Term based on the pay off (years)	0 months	to	0.1 years	0.1 years

Derivatives	$13,826
Interest rate swaps		Market approach	Basis points upfront	0	to	16	6
Unfunded commitments			Price	$88			—
Equity options		Volatility benchmarking	Volatility	45%			—

Investments at fair value	$157,504
Private equity securities		Market approach	Price	$8	to	$250	$80
		Scenario analysis	Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$59,120
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.2 years	1.2 years

Securities purchased under agreements to resell	$25,000	Market approach	Spread to 6 month LIBOR	500			—
			Duration (years)	1.5 years			—
Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,487	Market approach	Transaction level	$1			—

Loans	$9,463	Market approach	Price	$50	to	$100	$88
		Scenario analysis	Estimated recovery percentage	1%			—

Derivatives	$92,057
Equity options		Volatility benchmarking	Volatility	21%	to	61%	43%
Interest rate swaps		Market approach	Basis points upfront	0	to	22	13
Cross currency swaps			Basis points upfront	2			—
Unfunded commitments			Price	$88			—

Long-term debt
Structured notes	$480,069	Market approach	Price	$84	to	$108	$96
			Price	€74	to	€103	€91

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2020 and November 30, 2019, asset exclusions consisted of $117.8 million and $79.9 million, respectively, primarily comprised of investments at fair value, corporate equity securities, certain derivatives and loans and other receivables. At May 31, 2020 and November 30, 2019, liability exclusions consisted of $4.8 million and $0.4 million, respectively, primarily comprised of certain derivatives, corporate debt and commercial mortgage-backed securities.
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•Corporate equity securities, corporate debt securities, loans and other receivables, certain derivatives, other asset-backed securities, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, unfunded commitments, corporate debt securities, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.
•Loans and other receivables, CDOs and CLOs, commercial mortgage-backed securities, corporate debt securities and private equity securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the underlying assets of the financial instruments would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.
•CDOs and CLOs, residential mortgage-backed securities, commercial mortgage-backed securities, other asset-backed securities, loans and other receivables and the FXCM term loan using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in term based on the time to pay off the loan would result in a lower (higher) fair value measurement.
•Derivative equity options using volatility benchmarking. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Financial Instruments Owned, at fair value:
Loans and other receivables	$(13,926)	$(2,352)	$(10,830)	$(3,072)

Financial Instruments Sold, Not Yet Purchased, at fair value:
Loans	$127	$—	$127	$—
Loan commitments	1,750	(757)	1,089	(678)

Long-term Debt:
Changes in instrument specific credit risk (1)	$197,737	$4,009	$227,169	$27,492
Other changes in fair value (2)	(30,982)	(36,665)	(68,624)	(47,308)

Short-term borrowings:
Changes in instrument specific credit risk (1)	$35	$—	$91	$—
Other changes in fair value (2)	(644)	—	(881)	—

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

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	May 31, 2020	November 30, 2019
Financial Instruments Owned, at fair value:
Loans and other receivables (1)	$1,881,470	$1,546,516
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	331,340	197,215
Long-term debt and short-term borrowings	241,295	74,408

(1) Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.
(2) Amounts include all loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $27.2 million and $22.2 million at May 31, 2020 and November 30, 2019, respectively.

The aggregate fair value of our loans and other receivables on nonaccrual status and/or 90 days or greater past due was $175.8 million and $127.0 million at May 31, 2020 and November 30, 2019, respectively, which includes loans and other receivables 90 days or greater past due of $16.6 million and $24.8 million at May 31, 2020 and November 30, 2019, respectively.

As of November 30, 2018, we owned 7,514,477 common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares. The change in the fair value of our investment in Spectrum Brands aggregated $(11.3) million and $24.7 million for the three and six months ended May 31, 2019. We distributed the Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to stockholders of record as of the close of business on September 30, 2019. We recorded a $451.1 million dividend as of the September 16, 2019 declaration date, which was equal to the fair value of Spectrum Brands shares at that time.
We believe accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provide an objectively determined fair value at each balance sheet date.
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $96.2 million and $35.0 million at May 31, 2020 and November 30, 2019, respectively.

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
The following tables present the fair value and related number of derivative contracts at May 31, 2020 and November 30, 2019 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts):

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
May 31, 2020 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$74,227	1	$—	—
Total derivatives designated as accounting hedges	74,227		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	515	43,775	277	56,844
Cleared OTC	226,248	4,332	326,475	4,585
Bilateral OTC	732,046	1,244	315,023	601
Foreign exchange contracts:
Exchange-traded	—	—	—	139
Bilateral OTC	324,486	12,874	342,011	12,671
Equity contracts:
Exchange-traded	422,377	986,001	501,975	872,216
Bilateral OTC	330,034	1,398	610,146	1,574
Commodity contracts:
Exchange-traded	—	3,251	—	4,572
Bilateral OTC	55,113	2,968	—	—
Credit contracts:
Cleared OTC	190	14	915	6
Bilateral OTC	3,697	11	3,961	7
Total derivatives not designated as accounting hedges	2,094,706		2,100,783

Total gross derivative assets/liabilities:
Exchange-traded	422,892		502,252
Cleared OTC	300,665		327,390
Bilateral OTC	1,445,376		1,271,141
Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(409,622)		(409,622)
Cleared OTC	(286,069)		(287,244)
Bilateral OTC	(832,649)		(986,017)
Net amounts in the Consolidated Statement of Financial Condition (4)	$640,593		$417,900
(continued)

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2019 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$28,663	1	$—	—
Total derivatives designated as accounting hedges	28,663		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,191	65,226	103	38,464
Cleared OTC	213,224	3,329	284,433	3,443
Bilateral OTC	421,700	1,325	258,857	738
Foreign exchange contracts:
Exchange-traded	—	256	—	199
Bilateral OTC	191,218	9,257	187,836	9,187
Equity contracts:
Exchange-traded	717,494	1,714,538	962,535	1,481,388
Bilateral OTC	248,720	4,731	445,241	4,271
Commodity contracts:
Exchange-traded	—	5,524	—	4,646
Bilateral OTC	20,600	4,084	391	359
Credit contracts:
Cleared OTC	2,514	13	5,768	12
Bilateral OTC	6,281	25	14,219	28
Total derivatives not designated as accounting hedges	1,822,942		2,159,383

Total gross derivative assets/liabilities:
Exchange-traded	718,685		962,638
Cleared OTC	244,401		290,201
Bilateral OTC	888,519		906,544
Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(688,871)		(688,871)
Cleared OTC	(222,869)		(266,900)
Bilateral OTC	(521,457)		(676,407)
Net amounts in the Consolidated Statement of Financial Condition (4)	$418,408		$527,205

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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Interest rate swaps	$22,004	$27,204	$46,469	$41,791
Long-term debt	(22,306)	(28,213)	(47,173)	(43,769)
Total	$(302)	$(1,009)	$(704)	$(1,978)

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Interest rate contracts	$(4,079)	$(34,020)	$(5,168)	$(103,851)
Foreign exchange contracts	437	2,284	(1,884)	2,108
Equity contracts	9,147	(92,109)	146,035	(120,590)
Commodity contracts	44,172	21,045	60,765	1,772
Credit contracts	12,554	4,818	14,384	8,913
Total	$62,231	$(97,982)	$214,132	$(211,648)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at May 31, 2020 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$44,360	$10,753	$—	$—	$55,113
Equity forwards, swaps and options	46,129	200	18,280	(13,218)	51,391
Credit default swaps	11	900	133	(11)	1,033
Total return swaps	83,333	63,660	—	(8,838)	138,155
Foreign currency forwards, swaps and options	55,197	11,655	113	(6,611)	60,354
Interest rate swaps, options and forwards	70,849	242,525	253,402	(36,319)	530,457
Total	$299,879	$329,693	$271,928	$(64,997)	836,503
Cross product counterparty netting					(37,469)
Total OTC derivative assets included in Financial instruments owned, at fair value					$799,034

(1)At May 31, 2020, we held net exchange-traded derivative assets, other derivative assets and other credit agreements with a fair value of $34.1 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At May 31, 2020, cash collateral received was $192.6 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity forwards, swaps and options	$14,944	$251,025	$101,362	$(13,218)	$354,113
Credit default swaps	—	1,489	69	(11)	1,547
Total return swaps	61,841	56,238	—	(8,838)	109,241
Foreign currency forwards, swaps and options	74,469	10,196	92	(6,611)	78,146
Interest rate swaps, options and forwards	28,449	84,262	80,673	(36,319)	157,065
Total	$179,703	$403,210	$182,196	$(64,997)	700,112
Cross product counterparty netting					(37,469)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased, at fair value					$662,643

(1)At May 31, 2020, we held net exchange-traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $102.4 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At May 31, 2020, cash collateral pledged was $347.1 million.
(3)Derivative fair values include counterparty netting within product category.
(4) Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At May 31, 2020, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$188,896
BBB- to BBB+	32,975
BB+ or lower	336,290
Unrated	240,873
Total	$799,034

(1) We utilize internal credit ratings determined by the Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
May 31, 2020
Credit protection sold:
Index credit default swaps	$2.0	$12.1	$—	$14.1
Single name credit default swaps	—	7.4	—	7.4

November 30, 2019
Credit protection sold:
Index credit default swaps	$3.0	$32.0	$—	$35.0
Single name credit default swaps	3.4	29.0	1.5	33.9

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

	May 31, 2020	November 30, 2019
Derivative instrument liabilities with credit-risk-related contingent features	$180.9	$42.9
Collateral posted	(139.3)	(3.1)
Collateral received	50.9	114.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	92.6	154.0

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

Note 5.  Collateralized Transactions

Our repurchase agreements and securities borrowing and lending arrangements are generally recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their short-term nature. We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned, at fair value, and noted parenthetically as Securities pledged in the Consolidated Statements of Financial Condition.

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, the fair value of the collateral received and the related obligation to return the collateral is reported in the Consolidated Statements of Financial Condition.

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
May 31, 2020
Corporate equity securities	$1,361,027	$19,560	$—	$1,380,587
Corporate debt securities	574,834	1,774,184	—	2,349,018
Mortgage-backed and asset-backed securities	—	1,604,243	—	1,604,243
U.S. government and federal agency securities	5,607	10,924,983	9,909	10,940,499
Municipal securities	—	359,159	—	359,159
Sovereign obligations	—	4,138,647	—	4,138,647
Loans and other receivables	—	1,127,416	—	1,127,416
Total	$1,941,468	$19,948,192	$9,909	$21,899,569

November 30, 2019
Corporate equity securities	$1,314,395	$129,558	$—	$1,443,953
Corporate debt securities	191,311	1,730,526	—	1,921,837
Mortgage-backed and asset-backed securities	—	1,745,145	—	1,745,145
U.S. government and federal agency securities	19,434	10,863,997	9,500	10,892,931
Municipal securities	—	498,202	—	498,202
Sovereign obligations	—	3,016,563	—	3,016,563
Loans and other receivables	—	772,926	—	772,926
Total	$1,525,140	$18,756,917	$9,500	$20,291,557

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
May 31, 2020
Securities lending arrangements	$846,023	$83,582	$492,010	$519,853	$1,941,468
Repurchase agreements	9,380,493	4,037,094	3,663,073	2,867,532	19,948,192
Obligation to return securities received as collateral, at fair value	—	—	—	9,909	9,909
Total	$10,226,516	$4,120,676	$4,155,083	$3,397,294	$21,899,569

November 30, 2019
Securities lending arrangements	$694,821	$—	$672,969	$157,350	$1,525,140
Repurchase agreements	6,614,026	1,556,260	8,988,528	1,598,103	18,756,917
Obligation to return securities received as collateral, at fair value	—	—	9,500	—	9,500
Total	$7,308,847	$1,556,260	$9,670,997	$1,755,453	$20,291,557

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2020 and November 30, 2019, the approximate fair value of securities received as collateral by us that may be sold or repledged was $26.8 billion and $28.7 billion, respectively. At May 31, 2020 and November 30, 2019, a substantial portion of the securities received have been sold or repledged.

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

The following table provides information regarding repurchase agreements, securities borrowing and lending arrangements and securities received as collateral, at fair value, and obligation to return securities received as collateral, at fair value, that are recognized in the Consolidated Statements of Financial Condition and (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our consolidated financial position.

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at May 31, 2020
Securities borrowing arrangements	$6,457,035	$—	$6,457,035	$(500,270)	$(1,464,411)	$4,492,354
Reverse repurchase agreements	15,601,111	(11,317,049)	4,284,062	(783,427)	(3,474,933)	25,702
Securities received as collateral, at fair value	9,909	—	9,909	—	—	9,909

Liabilities at May 31, 2020
Securities lending arrangements	$1,941,468	$—	$1,941,468	$(500,270)	$(1,414,097)	$27,101
Repurchase agreements	19,948,192	(11,317,049)	8,631,143	(783,427)	(7,350,643)	497,073
Obligation to return securities received as collateral, at fair value	9,909	—	9,909	—	—	9,909

Assets at November 30, 2019
Securities borrowing arrangements	$7,624,642	$—	$7,624,642	$(361,394)	$(1,479,433)	$5,783,815
Reverse repurchase agreements	15,551,845	(11,252,247)	4,299,598	(291,316)	(3,929,977)	78,305
Securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500

Liabilities at November 30, 2019
Securities lending arrangements	$1,525,140	$—	$1,525,140	$(361,394)	$(970,799)	$192,947
Repurchase agreements	18,756,917	(11,252,247)	7,504,670	(291,316)	(6,663,807)	549,547
Obligation to return securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500

(1)Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty's outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by a counterparty in the event of a counterparty's default, but which are not netted in the Consolidated Statements of Financial Condition because other netting provisions of GAAP are not met.
(2)Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty's rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)At May 31, 2020, amounts include $4,444.7 million of securities borrowing arrangements, for which we have received securities collateral of $4,337.7 million, and $470.0 million of repurchase agreements, for which we have pledged securities collateral of $480.3 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2019, amounts include $5,683.4 million of securities borrowing arrangements, for which we have received securities collateral of $5,523.6 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $447.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $668.9 million and $796.8 million at May 31, 2020 and November 30, 2019, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Transferred assets	$1,475.8	$844.5	$3,810.4	$2,105.1
Proceeds on new securitizations	1,475.7	845.8	3,810.4	2,177.0
Cash flows received on retained interests	7.2	24.3	11.7	36.6

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2020 and November 30, 2019.

The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2020		November 30, 2019
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$1,028.5	$55.6	$10,671.7	$103.3
U.S. government agency commercial mortgage-backed securities	672.3	55.2	1,374.8	45.8
CLOs	1,468.1	121.6	3,006.7	58.4
Consumer and other loans	707.6	67.5	1,149.3	71.8
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
Our variable interests in VIEs include debt and equity interests, equity interests in associated companies, commitments, guarantees and certain fees. Our involvement with VIEs arises primarily from the following activities, but also includes other activities discussed below:
•Purchases of securities in connection with our trading and secondary market-making activities;
•Retained interests held as a result of securitization activities, including the resecuritization of mortgage-backed and other asset-backed securities and the securitization of mortgage, corporate and consumer loans;
•Acting as placement agent and/or underwriter in connection with client-sponsored securitizations;
•Financing of agency and non-agency mortgage-backed and other asset-backed securities;
•Warehouse funding arrangements for client-sponsored consumer and mortgage loan vehicles and CLOs through participation agreements, forward sale agreements and revolving loan and note commitments; and
•Loans to, investments in and fees from various investment vehicles.
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

Consolidated VIEs
The following table presents information about our consolidated VIEs (in millions). The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	May 31, 2020		November 30, 2019
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned, at fair value	—	3.4	—	0.3
Securities purchased under agreements to resell (2)	2,097.5	—	2,467.3	—
Receivables	650.5	17.8	605.6	—
Other	36.7	0.2	38.7	—
Total assets	$2,784.7	$22.6	$3,111.6	$1.5

Financial instruments sold, not yet purchased, at fair value	$—	$5.3	$—	$—
Other secured financings	2,745.2	—	3,068.6	—
Other liabilities (3)	16.7	0.4	20.1	0.2
Total liabilities	$2,761.9	$5.7	$3,088.7	$0.2

(1)Approximately $0.6 million of the cash amount at May 31, 2020 represents cash on deposit with a related consolidated entity and is eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(3)Includes $15.3 million and $17.9 million at May 31, 2020 and November 30, 2019, respectively, of intercompany payables that are eliminated in consolidation.

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

At May 31, 2020 and November 30, 2019, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital's general credit and the assets of the VIEs are not available to satisfy any other debt. During the six months ended May 31, 2020, automobile loan receivables aggregating $223.3 million were securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital's two credit facilities.

Other. We are the primary beneficiary of certain investment vehicles set up for the benefit of our employees. We manage and invest alongside our employees in these vehicles. The assets of these VIEs consist of private equity securities and are available for the benefit of the entities' equity holders. Our variable interests in these vehicles consist of equity securities. The creditors of these VIEs do not have recourse to our general credit and each such VIE's assets are not available to satisfy any other debt.

Nonconsolidated VIEs

The following table presents information about our variable interests in nonconsolidated VIEs (in millions):

	Financial Statement Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
May 31, 2020
CLOs	$64.9	$—	$70.9	$5,874.8
Consumer loan and other asset-backed vehicles	336.4	—	472.9	2,499.8
Related party private equity vehicles	16.6	—	27.7	45.6
Other investment vehicles	877.6	—	1,069.1	14,483.6
Total	$1,295.5	$—	$1,640.6	$22,903.8

November 30, 2019
CLOs	$152.6	$0.6	$505.3	$7,845.0
Consumer loan and other asset-backed vehicles	358.3	—	490.6	2,354.8
Related party private equity vehicles	23.0	—	34.3	71.4
Other investment vehicles	574.0	—	766.1	9,255.0
Total	$1,107.9	$0.6	$1,796.3	$19,526.2

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
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with CLOs where we have been involved in providing underwriting and/or advisory services consist of the following:
•Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs;
•Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests;
•Trading positions in securities issued in a CLO transaction; and
•Investments in variable funding notes issued by CLOs.

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

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At May 31, 2020 and November 30, 2019, our total equity commitment in the JCP Entities was $133.0 million and $133.0 million, respectively, of which $121.9 million and $121.7 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $16.6 million and $23.0 million at May 31, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $877.6 million and $574.0 million at May 31, 2020 and November 30, 2019, respectively. Our unfunded equity commitment related to these investments totaled $191.5 million and $192.1 million at May 31, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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

At May 31, 2020 and November 30, 2019, we held $2,004.2 million and $1,453.5 million of agency mortgage-backed securities, respectively, and $140.4 million and $134.8 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($53.8 million) and the investment in associated company ($76.2 million), which totaled $130.0 million at May 31, 2020.

Note 8.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the six months ended May 31, 2020 and 2019 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Income (losses) primarily related to Jefferies Group's associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2020
Jefferies Finance	$673,867	$—	$(47,950)	$27,547	$—	$653,464
Berkadia	268,949	—	21,925	(36,562)	472	254,784
FXCM (2)	70,223	6,252	—	—	(243)	76,232
Linkem (3)	194,847	(19,809)	—	35,242	3,825	214,105
Real estate associated companies (4) (5)	255,309	(53,442)	—	(31,784)	—	170,083
Other (3)	189,762	(7,577)	(111)	(186)	9,237	191,125
Total	$1,652,957	$(74,576)	$(26,136)	$(5,743)	$13,291	$1,559,793

2019
Jefferies Finance	$728,560	$—	$7,936	$(63,070)	$—	$673,426
Berkadia	245,228	—	47,945	(18,124)	515	275,564
National Beef (6)	653,630	62,051	—	(54,940)	(9)	660,732
FXCM (2)	75,031	(5,016)	—	—	10	70,025
Linkem	165,157	(8,581)	—	49,590	(3,973)	202,193
HomeFed (4)	337,542	(517)	—	—	—	337,025
Real estate associated companies	87,074	1,072	—	—	—	88,146
Other	125,110	474	(1,560)	(16,122)	881	108,783
Total	$2,417,332	$49,483	$54,321	$(102,666)	$(2,576)	$2,415,894

(1)Primarily classified in Other revenues.
(2)As further described in Note 3, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included in Loans to and investments in associated companies and our term loan is included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition.
(3)Loans to and investments in associated companies at May 31, 2020 and November 30, 2019 include loans and debt securities aggregating $92.3 million and $70.2 million, respectively, related to Linkem and Other.
(4)During the third quarter of 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. From July 1, 2019, HomeFed's equity method investments are included in Real estate associated companies.
(5)Income (loss) related to Real estate associated companies for the three and six months ended May 31, 2020 includes a non-cash charge of $6.9 million to fully write-off the value of HomeFed's interest in the Brooklyn Renaissance Plaza hotel due to the significant impact of the global novel coronavirus ("COVID-19") during the second quarter of 2020 and for the six months ended May 31, 2020, includes a non-cash charge of $55.6 million to fully write-off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market.
(6)On November 29, 2019, we sold our remaining equity interest in National Beef.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
National Beef	$—	$34,946	$—	$62,051
FXCM	7,890	(2,300)	6,252	(5,016)
Linkem	(6,624)	(6,960)	(19,809)	(8,581)
HomeFed	—	(2,500)	—	(517)
Real estate associated companies	(428)	(1,524)	(53,442)	1,072
Other	(7,559)	508	(7,577)	474
Total	$(6,721)	$22,170	$(74,576)	$49,483

Income (losses) primarily related to Jefferies Group's associated companies (primarily classified in Other revenues) includes the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Jefferies Finance	$(53,069)	$14,935	$(47,950)	$7,936
Berkadia	31	25,296	21,925	47,945
Other	(1,857)	2,753	(111)	(1,560)
Total	$(54,895)	$42,984	$(26,136)	$54,321

Jefferies Finance

Through Jefferies Group, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company that structures, underwrites and arranges primarily senior secured loans to corporate borrowers. Loans are originated primarily through the investment banking efforts of Jefferies LLC. Jefferies Finance may also underwrite and arrange other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. In addition, Jefferies Finance is a registered investment advisor under the Investment Advisers Act of 1940 and, through two of its wholly-owned subsidiaries, Apex Credit Partners LLC and JFIN Asset Management LLC, acts as an investment advisor for various loan funds and CLOs managing direct lending and broadly syndicated loan products.

At May 31, 2020, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At May 31, 2020, $652.4 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2021 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2020. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2021 with automatic one year extensions absent a 60-day termination notice by either party. At May 31, 2020, $20.0 million of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $1.5 million and $0.3 million during the three months ended May 31, 2020 and 2019, respectively, and $2.6 million and $0.6 million during the six months ended May 31, 2020 and 2019, respectively.

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Origination and syndication fee revenues (1)	$43.8	$69.3	$81.5	$91.2
Origination fee expenses (1)	3.0	8.2	8.6	13.6
CLO placement fee revenues (2)	—	—	0.4	1.3
Underwriting fees (3)	—	1.0	0.3	1.0
Service fees (4)	10.7	11.2	35.9	38.3

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
(2) Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees, which are included in Investment banking revenues in the Consolidated Statements of Operations. At May 31, 2020 and November 30, 2019, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
(3) Jefferies Group acted as underwriter in connection with terms loans issued by Jefferies Finance.
(4) Under a service agreement, Jefferies Group charged Jefferies Finance for services provided.
In connection with non-U.S. dollar loans originated by Jefferies Finance to borrowers who are investment banking clients of Jefferies Group, Jefferies Group has entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure.
At May 31, 2020 and November 30, 2019, we had receivables from Jefferies Finance, included within Other assets in the Consolidated Statement of Financial Condition of $27.0 million and $17.2 million, respectively. At May 31, 2020 and November 30, 2019, we had payables to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $13.7 million and $13.7 million, respectively. At November 30, 2019, we had a payable to Jefferies Finance, related to its lending transactions, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $17.6 million.
On March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which were used in connection with Jefferies Group's investment banking loan syndication activities. Jefferies Group repaid Jefferies Finance the entire outstanding principal amount of this note on May 15, 2019. Interest paid on the note of $3.8 million is included in Interest expense of Jefferies Group within the Consolidated Statements of Operations for the three and six months ended May 31, 2019.

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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At May 31, 2020, the aggregate amount of commercial paper outstanding was $1.47 billion.

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

Linkem

We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022, and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at May 31, 2020. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $95.2 million at May 31, 2020. These shareholder loans bear interest at 5% per annum and are due June 30, 2024. We account for our equity interest in Linkem on a two month lag.

HomeFed

HomeFed develops and owns residential and mixed-use real estate properties. Through June 30, 2019, we owned an approximate 70% equity interest of HomeFed's outstanding common shares; however, we had contractually agreed to limit our voting rights such that we would not be able to vote more than 45% of HomeFed's total voting securities voting on any matter, assuming all HomeFed shares not owned by us were voted. Since we did not control HomeFed, our investment in HomeFed was accounted for under the equity method as an investment in an associated company. We accounted for our equity interest in HomeFed on a two month lag.
On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis.
Real Estate Associated Companies

Real estate equity method investments primarily consist of HomeFed's interests in Brooklyn Renaissance Plaza and Hotel and 54 Madison. These equity interests are accounted for on a two month lag.

Brooklyn Renaissance Plaza is comprised of a hotel operated by Marriott, an office building complex and a parking garage located in Brooklyn, New York. HomeFed owns a 25.8% equity interest in the hotel and a 61.25% equity interest in the office building and garage. Although HomeFed has a majority interest in the office building and garage, it does not have control, but only has the ability to exercise significant influence on this investment. As such, HomeFed accounts for the office building and garage under the equity method of accounting. We are amortizing our basis difference between the estimated fair value and the underlying book value of Brooklyn Renaissance office building and garage over the respective useful lives (weighted average life of 39 years). Due to the significant impact of COVID-19 during the second quarter of 2020, HomeFed recorded an impairment charge of $6.9 million within Income (loss) related to associated companies during the three and six months ended May 31, 2020, which represented all of its carrying value in the Brooklyn Renaissance Plaza hotel.

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

Other

The following table provides required summarized data for certain equity method investments, including those accounted for under the fair value option. The table includes Berkadia for the six months ended May 31, 2020 and 2019, and National Beef for the six months ended May 31, 2019 (in thousands):

	For the Six Months Ended
	May 31, 2020	May 31, 2019
Revenues	$472,988	$4,315,679
Income from continuing operations before extraordinary items	$48,721	$318,837
Net income	$48,721	$318,837

Note 9.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	May 31, 2020	November 30, 2019
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$8,069	$8,273

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $114,909 and $111,060	55,115	59,575
Trademarks and tradenames, net of accumulated amortization of $26,751 and $24,800	101,071	103,790
Other, net of accumulated amortization of $7,225 and $5,366	9,457	11,316
Total intangible assets, net	173,712	182,954

Goodwill:
Investment Banking and Capital Markets (1) (2)	1,553,322	1,556,810
Asset Management (1)	143,000	143,000
Real estate	36,711	36,711
Other operations	3,459	3,459
Total goodwill	1,736,492	1,739,980

Total intangible assets, net and goodwill	$1,910,204	$1,922,934

(1) As discussed further in Note 23, during the first quarter of 2020, we changed our internal structure with regard to our operating segments. As a result, we created a separate operating segment that consists of the asset management activity previously included within our Investment Banking, Capital Markets and Asset Management segment. In order to reallocate goodwill that was previously contained in our Investment Banking, Capital Markets and Asset Management segment to the newly created Investment Banking and Capital Markets segment and the Asset Management segment, we performed a fair value analysis of the components.

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

(2) The decrease in Investment Banking and Capital Markets goodwill during the six months ended May 31, 2020, primarily relates to translation adjustments.

Amortization expense on intangible assets was $3.9 million and $3.3 million for the three months ended May 31, 2020 and 2019, respectively, and $7.7 million and $6.6 million for the six months ended May 31, 2020 and 2019, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$7,411
2021	14,522
2022	11,180
2023	9,945
2024	9,189

Note 10.  Short-Term Borrowings

Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	May 31, 2020	November 30, 2019
Bank loans (1)	$634,384	$527,509
Floating rate puttable notes (1)	6,800	—
Equity-linked notes	15,671	20,981
Total short-term borrowings	$656,855	$548,490
(1) These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

At May 31, 2020 and November 30, 2019, the weighted average interest rate on short-term borrowings outstanding was 2.38% and 3.24% per annum, respectively.

During the six months ended May 31, 2020, we issued floating rate puttable notes with a principal amount of $6.8 million and our equity-linked notes with a principal amount of $5.2 million matured on March 13, 2020.

One of Jefferies Group's subsidiaries has a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. for a committed amount of $296.0 million, which is included in bank loans. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower's future indebtedness. During the six months ended May 31, 2020, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Credit Facility.

The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Intraday Credit Facility") to Jefferies Group for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group. At May 31, 2020, Jefferies Group was in compliance with debt covenants under the Intraday Credit Facility.

Note 11.  Long-Term Debt

The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	May 31, 2020	November 30, 2019
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$745,235	$744,606
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,800	246,772
Total long-term debt – Parent Company	992,035	991,378

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
2.375% Euro Medium Term Notes, due May 20, 2020, $0 and $550,875 principal	—	550,622
6.875% Senior Notes, due April 15, 2021, $750,000 principal	765,915	774,738
2.25% Euro Medium Term Notes, due July 13, 2022, $4,440 and $4,407 principal	4,272	4,204
5.125% Senior Notes, due January 20, 2023, $750,000 and $600,000 principal	762,084	610,023
1.00% Euro Medium Term Notes, due July 19, 2024, $555,050 and $550,875 principal	553,257	548,880
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	816,371	768,931
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	370,258	371,426
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	989,113	988,662
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	511,051	511,260
6.50% Senior Notes, due January 20, 2043, $400,000 principal	420,035	420,239
Structured Notes (2)	1,245,486	1,215,285
Jefferies Group Revolving Credit Facility	189,410	189,088
Jefferies Group Secured Bank Loan	50,000	50,000
HomeFed EB-5 Program debt	189,211	140,739
Foursight Capital Credit Facilities	56,746	98,260
Vitesse Energy Finance Revolving Credit Facility	105,192	103,050
Other	—	276
Total long-term debt – subsidiaries	7,028,401	7,345,683

Long-term debt	$8,020,436	$8,337,061

(1) Amount includes losses of $47.2 million and $43.8 million during the six months ended May 31, 2020 and 2019, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 4 for further information.
(2) These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenues.

Subsidiary Debt:

During the six months ended May 31, 2020, Jefferies Group's 2.375% Euro Medium Term Notes matured and were repaid. Additionally, during the six months ended May 31, 2020, structured notes with a total principal amount of approximately $191.3 million, net of retirements, and an additional $150.0 million principal amount of 5.125% Senior Notes due 2023 were issued by Jefferies Group.

Jefferies Group has a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of Jefferies Group's subsidiaries. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The obligations of certain of Jefferies Group's subsidiaries under the Jefferies Group Revolving Credit Facility are secured by substantially all its assets. At May 31, 2020, Jefferies Group was in compliance with the debt covenants under the Jefferies Group Revolving Credit Facility.

One of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At May 31, 2020, Jefferies Group was in compliance with all covenants under the Loan and Security Agreement.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At May 31, 2020, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's debt matures in 2024 and 2025.

At May 31, 2020, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $150.0 million, which mature in May 2021. One of the credit facilities bears interest based on the three month LIBOR plus a credit spread fixed through its maturity and the other credit facility bears interest based on the one month LIBOR plus a credit spread fixed through its maturity. As a condition of the credit facilities, Foursight Capital is obligated to maintain cash reserves to comply with the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $67.9 million at May 31, 2020. At May 31, 2020 and November 30, 2019, $57.0 million and $98.7 million, respectively, was outstanding under Foursight Capital's credit facilities.

Vitesse Energy Finance has a revolving credit facility with a syndicate of banks that matures in April 2023 and has a maximum borrowing base of $170.0 million at May 31, 2020. Amounts outstanding under the facility at May 31, 2020 and November 30, 2019 were $106.0 million and $104.0 million, respectively. Borrowings under the facility have been made as Eurodollar loans that bear interest at adjusted LIBOR plus a spread based on the borrowing base utilization percentage. The credit facility is guaranteed by Vitesse Energy Finance's subsidiaries and is collateralized with a minimum of 85% of Vitesse Energy Finance's proved reserve value of its oil and gas properties. Vitesse Energy Finance's borrowing base is subject to regular re-determination on or about April 1 and October 1 of each year based on proved oil and natural gas reserves, hedge positions and estimated future cash flows from these reserves calculated using future commodity pricing provided by Vitesse Energy Finance's lenders. As a result of the decline in oil prices, Vitesse Energy Finance's borrowing base was decreased from $170.0 million to $120.0 million on June 9, 2020.

Note 12. Leases

We enter into lease and sublease agreements primarily for office space across our geographic locations. Finance lease ROU assets and finance lease liabilities are not material. Information related to operating leases in the Consolidated Statement of Financial Condition at May 31, 2020 is as follows (in thousands, except lease term and discount rate):

Premises and equipment - ROU assets	$523,616

Weighted average:
Remaining lease term (in years)	10.8 years
Discount rate	2.9%

The following table presents the maturities of our operating lease liabilities and a reconciliation to the Lease liabilities included in the Consolidated Statement of Financial Condition at May 31, 2020 (in thousands):

Lease Liabilities

Remainder of 2020	$31,760
2021	77,283
2022	74,684
2023	65,174
2024	61,965
2025 and thereafter	393,447
Total undiscounted cash flows	704,313
Less: Difference between undiscounted and discounted cash flows	(107,046)
Operating leases amount in the Consolidated Statement of Financial Condition	597,267
Finance leases amount in the Consolidated Statement of Financial Condition	290
Total amount in the Consolidated Statement of Financial Condition	$597,557

In addition to the table above, at May 31, 2020, we have a lease agreement that we entered into that was signed but has not yet commenced. We expect this operating lease to commence by the end of 2020 with a lease term of seven years. Lease payments for this agreement will be $0.8 million for the period from lease commencement to the end of the lease term.

The following table presents our lease costs (in thousands):

	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020

Operating lease costs (1)	$19,320	$38,569
Variable lease costs (2)	2,561	6,076
Less: Sublease income	(1,848)	(3,696)
Total lease cost, net	$20,033	$40,949

(1) Includes short-term leases, which are not material.
(2) Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.

Consolidated Statement of Cash Flows supplemental information is as follows (in thousands):

Six Months Ended May 31, 2020

Cash outflows - lease liabilities	$40,949
Non-cash - ROU assets recorded for new and modified leases	$20,145

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

Note 13.  Mezzanine Equity

Redeemable Noncontrolling Interests

At May 31, 2020 and November 30, 2019, redeemable noncontrolling interests include other redeemable noncontrolling interests of $22.3 million and $26.6 million, respectively, primarily related to our oil and gas exploration and development businesses.

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

In the first quarter of 2020, we increased our quarterly dividend from $0.125 to $0.15 per common share. This increased the preferred stock dividend from $2.6 million for the six months ended May 31, 2019 to $2.8 million for the six months ended May 31, 2020. Based on our current quarterly dividend of $0.15 per common share, the effective rate on these Preferred Shares is approximately 4.5%. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

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

Stock-Based Compensation Expense. Share-based compensation expense relating to grants made under our share-based compensation plans was $10.7 million and $13.1 million for the three months ended May 31, 2020 and 2019, respectively, and

$20.7 million and $24.9 million for the six months ended May 31, 2020 and 2019, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $2.7 million and $3.4 million for the three months ended May 31, 2020 and 2019, respectively, and $5.3 million and $6.3 million for the six months ended May 31, 2020 and 2019, respectively. At May 31, 2020, total unrecognized compensation cost related to nonvested share-based compensation plans was $61.9 million; this cost is expected to be recognized over a weighted average period of 2.1 years.

At May 31, 2020, there were 1,838,000 shares of restricted stock outstanding with future service required, 4,149,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 18,322,000 RSUs outstanding with no future service required and 1,092,000 shares issuable under other plans. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 23,563,000.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At May 31, 2020, the remaining unamortized amount of the restricted cash awards was $627.4 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of three years.

Note 15.  Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	May 31, 2020	November 30, 2019
Net unrealized gains on available for sale securities	$574	$141
Net unrealized foreign exchange losses	(227,652)	(192,709)
Net unrealized gains (losses) on instrument specific credit risk	152,845	(18,889)
Net minimum pension liability	(60,295)	(61,582)
	$(134,528)	$(273,039)

Amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	For the Six Months Ended
	May 31, 2020	May 31, 2019
Net unrealized gains on available for sale securities, net of income tax provision (benefit) of $0 and $(545,054)	$—	$543,178	Other revenues and Income tax provision (benefit)
Net unrealized gains (losses) on instrument specific credit risk, net of income tax provision (benefit) of $530 and $(166)	1,554	(493)	Principal transactions revenues
Net unrealized gains on cash flow hedges, net of income tax provision of $0 and $161	—	470	Other revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(438) and $(241)	(1,287)	(708)	Selling, general and other expenses, which includes pension expense
Total reclassifications for the period, net of tax	$267	$542,447

During the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the three and six months ended May 31, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts. The remaining net unrealized gains (losses) on available for sale securities at May 31, 2020 and November 30, 2019 represents Jefferies Group's share of Berkadia's net unrealized gains on available for sale securities recorded under the equity method of accounting.

Note 16. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenues from contracts with customers:
Commissions and other fees (1)	$242,972	$167,610	$422,402	$322,560
Investment banking	387,491	430,087	979,493	715,683
Manufacturing revenues	85,379	90,237	162,986	165,662
Other	34,077	62,080	97,854	116,109
Total revenues from contracts with customers	749,919	750,014	1,662,735	1,320,014

Other sources of revenue:
Principal transactions	393,338	240,189	798,202	486,371
Interest income	236,732	445,967	563,098	832,811
Other	(2,458)	74,201	45,760	66,187
Total revenues from other sources	627,612	760,357	1,407,060	1,385,369

Total revenues	$1,377,531	$1,510,371	$3,069,795	$2,705,383

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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
	Investment Banking and Capital Markets (1)	Asset Management (1)	Merchant Banking (1)	Corporate	Consolidation Adjustments	Total

Three Months Ended May 31, 2020
Major Business Activity:
Equities (2)	$236,683	$—	$—	$—	$(295)	$236,388
Fixed Income (2)	6,584	—	—	—	—	6,584
Investment Banking - Underwriting	205,410	—	—	—	—	205,410
Investment Banking - Advisory	182,081	—	—	—	—	182,081
Asset Management	—	3,496	—	—	—	3,496
Manufacturing revenues	—	—	85,379	—	—	85,379
Oil and gas revenues	—	—	15,544	—	—	15,544
Other revenues	—	—	15,037	—	—	15,037
Total revenues from contracts with customers	$630,758	$3,496	$115,960	$—	$(295)	$749,919

Primary Geographic Region:
Americas	$524,627	$1,825	$115,620	$—	$(295)	$641,777
Europe, Middle East and Africa	68,082	1,671	299	—	—	70,052
Asia	38,049	—	41	—	—	38,090
Total revenues from contracts with customers	$630,758	$3,496	$115,960	$—	$(295)	$749,919

Three Months Ended May 31, 2019
Major Business Activity:
Equities (2)	$164,169	$—	$—	$—	$(88)	$164,081
Fixed Income (2)	3,529	—	—	—	—	3,529
Investment Banking - Underwriting	251,533	—	—	—	—	251,533
Investment Banking - Advisory	178,554	—	—	—	—	178,554
Asset Management	—	6,175	—	—	—	6,175
Manufacturing revenues	—	—	90,237	—	—	90,237
Oil and gas revenues	—	—	47,652	—	—	47,652
Other revenues	—	—	8,253	—	—	8,253
Total revenues from contracts with customers	$597,785	$6,175	$146,142	$—	$(88)	$750,014

Primary Geographic Region:
Americas	$487,674	$5,125	$145,880	$—	$(88)	$638,591
Europe, Middle East and Africa	91,510	1,050	223	—	—	92,783
Asia	18,601	—	39	—	—	18,640
Total revenues from contracts with customers	$597,785	$6,175	$146,142	$—	$(88)	$750,014

	Reportable Segments
	Investment Banking and Capital Markets (1)	Asset Management (1)	Merchant Banking (1)	Corporate	Consolidation Adjustments	Total

Six months ended May 31, 2020
Major Business Activity:
Equities (2)	$412,932	$—	$—	$—	$(400)	$412,532
Fixed Income (2)	9,870	—	—	—	—	9,870
Investment Banking - Underwriting	454,254	—	—	—	—	454,254
Investment Banking - Advisory	525,239	—	—	—	—	525,239
Asset Management	—	9,587	—	—	—	9,587
Manufacturing revenues	—	—	162,986	—	—	162,986
Oil and gas revenues	—	—	57,758	—	—	57,758
Other revenues	—	—	30,509	—	—	30,509
Total revenues from contracts with customers	$1,402,295	$9,587	$251,253	$—	$(400)	$1,662,735

Primary Geographic Region:
Americas	$1,173,696	$4,492	$250,399	$—	$(400)	$1,428,187
Europe, Middle East and Africa	147,520	5,095	659	—	—	153,274
Asia	81,079	—	195	—	—	81,274
Total revenues from contracts with customers	$1,402,295	$9,587	$251,253	$—	$(400)	$1,662,735

Six months ended May 31, 2019
Major Business Activity:
Equities (2)	$316,243	$—	$—	$—	$(280)	$315,963
Fixed Income (2)	6,597	—	—	—	—	6,597
Investment Banking - Underwriting	356,647	—	—	—	—	356,647
Investment Banking - Advisory	359,036	—	—	—	—	359,036
Asset Management	—	14,493	—	—	—	14,493
Manufacturing revenues	—	—	165,662	—	—	165,662
Oil and gas revenues	—	—	84,017	—	—	84,017
Other revenues	—	—	17,599	—	—	17,599
Total revenues from contracts with customers	$1,038,523	$14,493	$267,278	$—	$(280)	$1,320,014

Primary Geographic Region:
Americas	$811,063	$10,155	$266,758	$—	$(280)	$1,087,696
Europe, Middle East and Africa	191,715	4,338	457	—	—	196,510
Asia	35,745	—	63	—	—	35,808
Total revenues from contracts with customers	$1,038,523	$14,493	$267,278	$—	$(280)	$1,320,014

(1) We now present Asset Management as a separate reporting segment. Prior year amounts have been reclassified to conform to current segment disclosure. See Note 23 for further information.
(2) Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at May 31, 2020.

We recognized $7.4 million and $15.3 million during the three months ended May 31, 2020 and 2019, respectively, and $10.5 million and $23.0 million during the six months ended May 31, 2020 and 2019, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $4.5 million and $4.8 million during the three months ended May 31, 2020 and 2019, respectively, and $10.1 million and $9.8 million during the six months ended May 31, 2020 and 2019, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $228.9 million and $263.7 million at May 31, 2020 and November 30, 2019, respectively. We had no significant impairments related to these receivables during the three and six months ended May 31, 2020 and 2019.

Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues were $28.0 million and $12.8 million at May 31, 2020 and November 30, 2019, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended May 31, 2020, we recognized $7.2 million of deferred revenue from the balance at February 29, 2020. During the three months ended May 31, 2019, we recognized $1.8 million of deferred revenue from the balance at February 28, 2019. During the six months ended May 31, 2020, we recognized $7.9 million of deferred revenue from the balance at November 30, 2019. During the six months ended May 31, 2019, we recognized $9.4 million of deferred revenue from the balance at November 30, 2018.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At May 31, 2020 and November 30, 2019, capitalized costs to fulfill a contract were $3.2 million and $4.8 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $1.8 million and $1.8 million, during the three months ended May 31, 2020 and 2019, respectively, and $3.7 million and $3.4 million, during the six months ended May 31, 2020 and 2019, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31, 2020 and 2019.

Note 17.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions was $364.3 million (including $78.4 million for interest) at May 31, 2020, of which $217.8 million related to Jefferies Group, and was $327.3 million (including $67.2 million for interest) at November 30, 2019, of which $181.2 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. No material penalties were accrued for the six months ended May 31, 2020 and 2019.

The net deferred tax asset was $392.6 million and $462.5 million at May 31, 2020 and November 30, 2019, respectively. The deferred tax asset is predominately attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the largest component of which relates to compensation and benefits.

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

Our provision for income taxes for the six months ended May 31, 2020 was $77.7 million, representing an effective tax rate of 33.3%.

Our benefit for income taxes for the six months ended May 31, 2019 was $486.5 million. During the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the three and six months ended May 31, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts.

Note 18.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$44,919	$670,764	$157,929	$715,575
Allocation of earnings to participating securities (1)	(288)	(4,086)	(988)	(4,241)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	44,631	666,678	156,941	711,334
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(9)	43	(11)	34
Mandatorily redeemable convertible preferred share dividends	—	1,276	—	2,552
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$44,622	$667,997	$156,930	$713,920

Denominator for earnings per share:
Weighted average common shares outstanding	269,362	293,600	278,022	299,067
Weighted average shares of restricted stock outstanding with future service required	(1,832)	(1,873)	(1,862)	(1,851)
Weighted average RSUs outstanding with no future service required	19,234	15,283	18,429	13,892
Denominator for basic earnings per share – weighted average shares	286,764	307,010	294,589	311,108
Stock options	—	—	—	—
Senior executive compensation plan awards	—	1,355	712	2,466
Mandatorily redeemable convertible preferred shares	—	4,162	—	4,162
Denominator for diluted earnings per share	286,764	312,527	295,301	317,736

(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,846,400 and 1,881,600 for the three months ended May 31, 2020 and 2019, respectively, and 1,874,100 and 1,856,400 for the six months ended May 31, 2020 and 2019, respectively. Dividends declared on participating securities were not material during the three and six months ended May 31, 2020 and 2019. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

For the three and six months ended May 31, 2020, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2019, the Board of Directors approved a $500.0 million share repurchase authorization and in January 2020, the Board of Directors approved an increase of $250.0 million to the share repurchase authorization. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors authorized the repurchase of an additional 9.25 million shares in the open market. In March 2020, the Board of Directors approved an additional share repurchase authorization of $100 million. During the six months ended May 31, 2020, we purchased a total of 24,784,910 of our common shares for an aggregate purchase price of $491.9 million, or an average price of $19.85 per share. At May 31, 2020, we had approximately $73.3 million available for future purchases. In June 2020, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $73.3 million

Note 19.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities at May 31, 2020 (in millions):

	Expected Maturity Date
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Maximum Payout
Equity commitments (1)	$89.5	$156.0	$76.4	$—	$12.7	$334.6
Loan commitments (1)	—	276.0	35.0	—	—	311.0
Underwriting commitments	58.0	—	—	—	—	58.0
Forward starting reverse repos (2)	3,300.0	—	—	—	—	3,300.0
Forward starting repos (2)	4,048.1	—	—	—	—	4,048.1
Other unfunded commitments (1)	—	136.4	—	4.9	—	141.3
	$7,495.6	$568.4	$111.4	$4.9	$12.7	$8,193.0

(1)Equity commitments, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however mostly available on demand.
(2)At May 31, 2020, all of the forward starting securities purchased under agreements to resell and forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At May 31, 2020, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $11.3 million.

See Note 8 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, as of May 31, 2020, we have other equity commitments to invest up to $225.7 million in various other investments.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2020, we had $80.0 million of outstanding loan commitments to clients.

Loan commitments outstanding at May 31, 2020 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At May 31, 2020, $20.0 million of Jefferies Group's $250.0 million commitment was funded.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP at May 31, 2020 (in millions):

	Expected Maturity Date
Guarantee Type	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$7,632.6	$3,542.2	$5,003.2	$1,266.4	$48.5	$17,492.9
Written derivative contracts – credit related	1.0	—	1.0	5.4	—	7.4
Total derivative contracts	$7,633.6	$3,542.2	$5,004.2	$1,271.8	$48.5	$17,500.3

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $192.7 million at May 31, 2020.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At May 31, 2020, the aggregate amount of commercial paper outstanding was $1.47 billion.

HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At May 31, 2020, the aggregate amount of infrastructure improvement bonds outstanding was $66.6 million.
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
Standby Letters of Credit.  At May 31, 2020, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $38.5 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.

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

Jefferies LLC's net capital and excess net capital at May 31, 2020 were $1,507.7 million and $1,430.7 million, respectively.

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

Note 21.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	May 31, 2020		November 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$787,583	$810,333	$775,501	$784,053

Financial Liabilities:
Short-term borrowings (2)	$656,855	$656,855	$548,490	$548,490
Long-term debt (3)	$6,774,950	$6,948,857	$7,121,776	$7,569,837

(1)Notes and loans receivable:  The fair values are estimated principally based on a discounted future cash flows model using market interest rates for similar instruments. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.
(2)Short-term borrowings:  The fair values of short-term borrowings carried at cost are estimated to be the carrying amount due to their short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized within Level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity security.
(3)Long-term debt: The fair values are estimated using quoted prices, pricing information obtained from external data providers and, for certain variable rate debt, is estimated to be the carrying amount. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 and Level 3 in the fair value hierarchy.

Note 22.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at May 31, 2020 and November 30, 2019 are Jefferies Group's equity investments in Private Equity Related Funds of $16.6 million and $23.0 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $(7.0) million and $3.8 million for the three months ended May 31, 2020 and 2019, respectively, $(5.5) million and $0.6 million for the six months ended May 31, 2020 and 2019, respectively, were recorded in Principal transactions revenues. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 7 and 19.

Berkadia Commercial Mortgage, LLC.  At May 31, 2020 and November 30, 2019, Jefferies Group has commitments to purchase $209.7 million and $360.4 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $2.1 million and $9.9 million at May 31, 2020 and November 30, 2019, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.

Officers, Directors and Employees.  We have $42.3 million and $44.8 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at May 31, 2020 and November 30, 2019, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

Jefferies Finance. During November 2019, we purchased $65.3 million of loan receivables from Jefferies Finance which settled during the six months ended May 31, 2020. See Note 8 for additional information on transactions with Jefferies Finance.

Note 23.  Segment Information

We are a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. During the first quarter of 2020, we changed our internal structure with regard to our operating segments. Previously, our segments consisted of: 1) Investment Banking, Capital Markets and Asset Management, which included all of the financial results of Jefferies Group; 2) Merchant Banking; and 3) Corporate. In the first quarter of 2020, we appointed co-Presidents of Asset Management and created a separate operating segment that consists of the asset management activity previously included in our Investment Banking, Capital Markets and Asset Management segment, together with asset management activity previously included in our Merchant Banking segment. In order to compare results with prior periods, we have recast our segment results for the three and six months ended May 31, 2019.

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

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
	(In thousands)
Net revenues:
Reportable Segments:
Investment Banking and Capital Markets	$1,028,832	$859,275	$2,177,661	$1,517,522
Asset Management	7,391	44,362	27,720	75,107
Merchant Banking	107,162	185,379	311,721	318,071
Corporate	1,525	8,974	11,317	13,167
Total net revenues related to reportable segments	1,144,910	1,097,990	2,528,419	1,923,867
Consolidation adjustments	2,679	3,667	5,498	6,233
Total consolidated net revenues	$1,147,589	$1,101,657	$2,533,917	$1,930,100

Income (loss) before income taxes:
Reportable Segments:
Investment Banking and Capital Markets	$214,534	$142,581	$464,491	$197,698
Asset Management	(41,553)	8,230	(62,482)	9,414
Merchant Banking	(74,716)	57,529	(128,339)	83,918
Corporate	(12,854)	(13,885)	(20,608)	(35,228)
Income before income taxes related to reportable segments	85,411	194,455	253,062	255,802
Parent Company interest	(12,878)	(14,766)	(25,659)	(29,528)
Consolidation adjustments	2,974	3,790	5,898	6,522
Total consolidated income before income taxes	$75,507	$183,479	$233,301	$232,796

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking and Capital Markets	$19,981	$18,588	$39,097	$35,918
Asset Management	2,133	505	2,758	960
Merchant Banking	17,378	16,826	36,219	32,120
Corporate	874	867	1,762	1,722
Total consolidated depreciation and amortization expenses	$40,366	$36,786	$79,836	$70,720

			May 31, 2020	November 30, 2019
Identifiable Assets Employed:
Reportable Segments:
Investment Banking and Capital Markets			$42,118,661	$40,523,223
Asset Management			3,322,559	3,313,716
Merchant Banking			3,146,713	3,285,671
Corporate			1,972,155	2,432,119
Identifiable assets employed related to reportable segments			50,560,088	49,554,729
Consolidation adjustments			(276,873)	(94,495)
Total consolidated assets			$50,283,215	$49,460,234

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended May 31, 2020 and 2019, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($12.9 million and $14.8 million, respectively) and Merchant Banking ($8.3 million and $8.4 million, respectively). For the six months ended May 31, 2020 and 2019, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($25.7 million and $29.5 million, respectively) and Merchant Banking ($17.1 million and $16.6 million, respectively).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report may contain forward-looking statements. See "Cautionary Statement for Forward-Looking Information" below. The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our businesses included in our Annual Report on Form 10-K for the year ended November 30, 2019 (the "2019 10-K").

Results of Operations
We are a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. During the first quarter of 2020, we changed our internal structure with regard to our operating segments. Previously, our segments consisted of: 1) Investment Banking, Capital Markets and Asset Management, which included all of the financial results of Jefferies Group LLC ("Jefferies Group"); 2) Merchant Banking; and 3) Corporate. In the first quarter, we appointed co-Presidents of Asset Management and created a separate fourth operating segment that consists of the asset management activity previously included in our Investment Banking, Capital Markets and Asset Management segment, together with asset management activity previously included in our Merchant Banking segment. In order to compare results with prior periods, we have recast our segment results for the three and six months ended May 31, 2019. The discussion that follows is presented on the basis of our recast segments.

A summary of results of operations for the second quarter of 2020 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,028,832	$7,391	$107,162	$1,525	$—	$2,679	$1,147,589

Expenses:
Compensation and benefits	551,821	26,502	13,973	6,171	—	—	598,467
Cost of sales (1)	67,601	7,878	80,771	—	—	—	156,250
Interest expense (2)	—	—	8,282	—	12,878	—	21,160
Depreciation and amortization	19,981	2,133	17,378	874	—	—	40,366
Selling, general and other expenses	174,895	12,431	54,753	7,334	—	(295)	249,118
Total expenses	814,298	48,944	175,157	14,379	12,878	(295)	1,065,361
Income (loss) before income taxes and loss related to associated companies	214,534	(41,553)	(67,995)	(12,854)	(12,878)	2,974	82,228
Loss related to associated companies	—	—	(6,721)	—	—	—	(6,721)
Income (loss) before income taxes	$214,534	$(41,553)	$(74,716)	$(12,854)	$(12,878)	$2,974	$75,507
Income tax provision							31,962
Net income							$43,545

(1) Includes Floor brokerage and clearing fees.
(2) Interest expense within Merchant Banking of $8.3 million for the second quarter of 2020, primarily includes $7.0 million for Foursight Capital and $1.2 million for Vitesse Energy, LLC ("Vitesse Energy Finance").

A summary of results of operations for the first half of 2020 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$2,177,661	$27,720	$311,721	$11,317	$—	$5,498	$2,533,917

Expenses:
Compensation and benefits	1,172,745	48,723	31,163	16,029	—	—	1,268,660
Cost of sales (1)	120,475	14,185	153,214	—	—	—	287,874
Interest expense (2)	—	—	17,055	—	25,659	—	42,714
Depreciation and amortization	39,097	2,758	36,219	1,762	—	—	79,836
Selling, general and other expenses	380,853	24,536	127,833	14,134	—	(400)	546,956
Total expenses	1,713,170	90,202	365,484	31,925	25,659	(400)	2,226,040
Income (loss) before income taxes and loss related to associated companies	464,491	(62,482)	(53,763)	(20,608)	(25,659)	5,898	307,877
Loss related to associated companies	—	—	(74,576)	—	—	—	(74,576)
Income (loss) before income taxes	$464,491	$(62,482)	$(128,339)	$(20,608)	$(25,659)	$5,898	233,301
Income tax provision							77,735
Net income							$155,566
(1) Includes Floor brokerage and clearing fees.
(2) Interest expense within Merchant Banking of $17.1 million for the first half of 2020, primarily includes $14.4 million for Foursight Capital and $2.6 million for Vitesse Energy Finance.

A summary of results for the second quarter of 2019 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$859,275	$44,362	$185,379	$8,974	$—	$3,667	$1,101,657

Expenses:
Compensation and benefits	470,530	13,338	13,931	12,761	—	—	510,560
Cost of sales (1)	50,218	10,169	80,415	—	—	—	140,802
Interest expense (2)	—	—	8,372	—	14,766	—	23,138
Depreciation and amortization	18,588	505	16,826	867	—	—	36,786
Selling, general and other expenses	177,358	12,240	30,356	9,231	—	(123)	229,062
Total expenses	716,694	36,252	149,900	22,859	14,766	(123)	940,348
Income (loss) before income taxes and income related to associated companies	142,581	8,110	35,479	(13,885)	(14,766)	3,790	161,309
Income related to associated companies	—	120	22,050	—	—	—	22,170
Income (loss) before income taxes	$142,581	$8,230	$57,529	$(13,885)	$(14,766)	$3,790	183,479
Income tax benefit							(488,797)
Net income							$672,276
(1) Includes Floor brokerage and clearing fees.
(2) Interest expense within Merchant Banking of $8.4 million for the second quarter of 2019, primarily includes $7.1 million for Foursight Capital and $1.2 million for Vitesse Energy Finance.

A summary of results for the first half of 2019 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,517,522	$75,107	$318,071	$13,167	$—	$6,233	$1,930,100

Expenses:
Compensation and benefits	831,844	30,192	27,834	30,282	—	—	920,152
Cost of sales (1)	97,354	14,901	147,336	—	—	—	259,591
Interest expense (2)	—	—	16,628	—	29,528	—	46,156
Depreciation and amortization	35,918	960	32,120	1,722	—	—	70,720
Selling, general and other expenses	354,708	19,980	59,378	16,391	—	(289)	450,168
Total expenses	1,319,824	66,033	283,296	48,395	29,528	(289)	1,746,787
Income (loss) before income taxes and income related to associated companies	197,698	9,074	34,775	(35,228)	(29,528)	6,522	183,313
Income related to associated companies	—	340	49,143	—	—	—	49,483
Income (loss) before income taxes	$197,698	$9,414	$83,918	$(35,228)	$(29,528)	$6,522	232,796
Income tax benefit							(486,495)
Net income							$719,291
(1) Includes Floor brokerage and clearing fees.
(2) Interest expense within Merchant Banking of $16.6 million for the first half of 2019, primarily includes $14.1 million for Foursight Capital and $2.3 million for Vitesse Energy Finance.

The composition of our financial results has varied over time and we expect will continue to evolve over time. Our strategy is designed to transform Jefferies into a pure financial services firm and, as such, we are focused on the development of our Investment Banking and Capital Markets, and Asset Management segments, while we continue to realize the value of or otherwise transform our investments in Merchant Banking. The following factors and events should be considered in evaluating our financial results as they impact comparisons:

Our financial results for the second quarter of 2020 were impacted by:

•Pre-tax income of $172.9 million from the Jefferies Group reflecting total net revenues of $1,034.4 million, including:
◦Record quarterly combined Capital Markets net revenues of $730.3 million, including equities net revenues of $237.1 million and record fixed income net revenues of $493.2 million; and
◦Investment Banking net revenues of $316.3 million, including advisory net revenues of $182.1 million.
•Pre-tax loss of $74.7 million related to our Merchant Banking businesses reflecting:
◦Positive impact of hedging gains at Vitesse Energy Finance, solid results at Idaho Timber and a record quarter for FXCM; offset by
◦A $44.2 million non-cash charge to write-down the value of our investment in The We Company in light of SoftBank Group's withdrawal of its $3 billion tender offer and The We Company's current performance outlook;
◦Non-cash charge of $13.2 million to write-down Vitesse Energy Finance's oil and gas assets in the Denver-Julesburg Basin ("DJ Basin"), reflecting a significant decrease in oil and gas prices;
◦A total of $12.2 million in non-cash write-downs of HomeFed LLC's ("HomeFed") interests in a hotel and a retail center significantly impacted by the external events of the second quarter;
◦ $19.3 million in mark-to-market unrealized decreases in the values of some of our investments in public companies; and
◦ A continued operating loss at Linkem, which experienced increased subscriber growth and network usage.

Our financial results for the first half of 2020 were impacted by:

•Record pre-tax income of $408.2 million from the Jefferies Group reflecting total record net revenues of $2,205.1 million, including:
◦Record combined six months Capital Markets net revenues of $1,224.1 million, including record equities net revenues of $482.8 million and record fixed income net revenues of $741.3 million; and
◦Investment Banking net revenues of $893.7 million, including record six months advisory net revenues of $525.2 million.
•Pre-tax loss of $128.3 million related to our Merchant Banking businesses reflecting:
◦Positive contributions from Vitesse Energy Finance, Idaho Timber and FXCM;
◦A gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in some of our other investments within Merchant Banking;
◦A $44.2 million non-cash charge to write-down the value of our investment in The We Company in light of SoftBank Group's withdrawal of its $3 billion tender offer and The We Company's current performance outlook;
◦$45.4 million in mark-to-market unrealized decreases in the values of some of our investments in public companies;
◦Non-cash charges of $67.8 million related to write-downs of real estate investments at HomeFed; and
◦Non-cash charge of $13.2 million to write-down Vitesse Energy Finance's oil and gas assets in the DJ Basin and $33.0 million to write-down the value of our investment in JETX Energy, LLC ("JETX Energy") to reflect the decline in oil prices.

Our financial results for the second quarter of 2019 were impacted by:

•A nonrecurring tax benefit of $544.6 million related to the closing of our available for sale portfolio, which triggered the realization of lodged tax benefits from earlier years;
•Pre-tax income of $155.1 million from the Jefferies Group, reflecting total net revenues of $901.9 million;
•Pre-tax income of $57.5 million related to our Merchant Banking businesses reflecting:
◦A $11.3 million mark-to-market decrease in the value of our investment in Spectrum Brands Holdings, Inc. ("Spectrum Brands"); and
◦$34.9 million of income from associated companies in respect of our 31% investment in National Beef Packing Company, LLC ("National Beef").

Our financial results for the first half of 2019 were impacted by:

•A nonrecurring tax benefit of $544.6 million related to the closing of our available for sale portfolio, which triggered the realization of lodged tax benefits from earlier years;
•Pre-tax income of $217.7 million from Jefferies Group reflecting below-normal results in investment banking due to the severe market downturn in December 2018, which heavily muted issuance activity, the five-week shutdown of the U.S. government in late December 2018 and January 2019, which further dampened new issue transactions in the capital markets and, Jefferies Group's advisory revenues in the second quarter of 2018, which were held back by the lag effect resulting from capital markets conditions in December 2018 and the U.S. government shutdown in December 2018 and January 2019;
•Pre-tax income of $83.9 million related to our Merchant Banking businesses reflecting:
◦A $24.7 million mark-to-market increase in the value of our investment in Spectrum Brands; and
◦$62.1 million of income from associated companies in respect of our 31% investment in National Beef.

During March 2020, the global novel coronavirus ("COVID-19") pandemic and initial actions taken in response wreaked havoc on the global economy and all financial markets, and adversely affected our businesses. In April and May 2020, the unprecedented interventions of the U.S. Federal Reserve Bank, other central banks and various governments drove a sharp rebound in the financial markets and spurred renewed activity in the equity and debt new issue capital markets. As a result, Jefferies Group's performance improved considerably in April and May. Jefferies Group experienced strong market volumes and volatility was significantly higher during the quarter ended May 31, 2020 than in the prior year quarter, resulting in increased client activity across our capital markets businesses. Our investment banking net revenues were below normal for the quarter, but our backlog remains solid and our current level of incoming new business is strong. We continue to monitor the impact of the pandemic on the operations and value of our investments.

Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees. Peg Broadbent, Jefferies Group's longstanding, esteemed Chief Financial Officer, tragically died from complications of COVID-19 in March. We lost an incredible individual whom we all cherished and miss dearly. In Peg's memory, our clients, employees and firm came together to contribute $9.25 million to over 85 front line charities aiding those most affected by COVID-19 and in the greatest need. Throughout the quarter ended May 31, 2020, we have announced a number of important initiatives to support our employees, our clients and the broader public during this crisis:
• We have worked proactively providing our clients with advice, execution and liquidity during the market disruption. In May 2020, Greenwich Associates named Jefferies Group as the top firm in helping clients navigate the markets as COVID-19 significantly impacted equity markets in mid-March, causing volatility and increased trading volumes. These results were based on a survey they had recently conducted of more than 75 buy-side institutions evaluating brokers' performances in providing clients with liquidity, hedging solutions, market color and insights.
• We have monitored the health and welfare of our employees and worked actively with many individuals diagnosed with COVID-19.
• We are working with a newly established public-private consortium combining the U.S. Department of Health and Human Services (through its Office of the Assistant Secretary for Preparedness and Response) and ApiJect Systems America, a public-benefit corporation, to raise up to $1 billion to build sterile manufacturing facilities worldwide.
• We have adopted enhanced cleaning practices across our offices and have restricted business travel.
• We implemented our Business Continuity Planning plan and have largely moved to a remote working environment across all functions without any significant disruptions to our business or control processes.
• We are working continuously with all of our critical vendors regarding their own pandemic responses to ensure there is minimal impact on our business operations.
• We have honored the full financial commitment to our Jefferies Group summer intern class who will have a truncated program.

At May 31, 2020, we had goodwill recorded in our Consolidated Statement of Financial Condition of $1,736.5 million. Goodwill is allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. As discussed further in Note 9, goodwill is primarily allocated to Investment Banking and Capital Markets of $1,553.3 million and Asset Management of $143.0 million. During the second quarter of 2020, COVID-19 broadly impacted the global operating environment, including a contraction in economic activity and significant volatility in the financial markets. Given the significance of this event and its adverse impact on the global economic outlook and market valuations, we performed an interim impairment test of goodwill for impairment as of May 31, 2020. The results of the impairment test did not indicate any impairment. The valuation methodology for our reporting units are sensitive to management's forecasts of future profitability and come with a level of uncertainty regarding trading volumes, capital market transaction levels, client transaction activity and expected growth prospects for certain business lines. The impact of COVID-19 on our forecasts also remains uncertain and increases the subjectivity that will be involved in evaluating our goodwill for potential impairment going forward. If the future were to differ adversely from these assumptions, the estimated fair value may decline and result in an impairment.

Investment Banking and Capital Markets

A summary of results of operations for our Investment Banking and Capital Markets segment is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Net revenues	$1,028,832	$859,275	$2,177,661	$1,517,522

Expenses:
Compensation and benefits	551,821	470,530	1,172,745	831,844
Floor brokerage and clearing fees	67,601	50,218	120,475	97,354
Depreciation and amortization	19,981	18,588	39,097	35,918
Selling, general and other expenses	174,895	177,358	380,853	354,708
Total expenses	814,298	716,694	1,713,170	1,319,824

Income before income taxes	$214,534	$142,581	$464,491	$197,698

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

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Advisory	$182,081	$178,554	$525,239	$359,036

Equity underwriting	124,383	108,022	256,075	159,359
Debt underwriting	81,027	151,511	198,179	205,288
Total underwriting	205,410	259,533	454,254	364,647

Other investment banking	(71,234)	9,634	(85,763)	1,992
Total investment banking	316,257	447,721	893,730	725,675

Equities	237,131	206,083	482,772	380,622
Fixed income	493,144	173,253	741,326	370,012
Total capital markets	730,275	379,336	1,224,098	750,634

Other	(17,700)	32,218	59,833	41,213

Total Investment Banking and Capital Markets (1) (2)	$1,028,832	$859,275	$2,177,661	$1,517,522

(1)Includes net interest revenues of $(0.8) million and $16.4 million for the second quarter of 2020 and 2019, respectively, and $2.1 million and $21.0 million for the first half of 2020 and 2019, respectively.
(2)Allocated net interest is not separately disaggregated in presenting our Investment Banking and Capital Markets reportable segment within our Net Revenues by Source. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.

Investment Banking Revenues

Investment banking is comprised of revenues from:
• advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;
•underwriting services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-backed and asset-backed securities and equity and equity-linked securities and loan syndication;
• our share of net earnings from Jefferies Group's corporate lending joint venture, Jefferies Finance LLC ("Jefferies Finance"); and
• securities and loans received or acquired in connection with our investment banking activities.

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Advisory transactions (1)	35	52	101	96	$23.3	$48.9	$81.0	$101.1
Public and private debt financings	84	159	236	273	$43.6	$53.7	$113.2	$81.0
Public and private equity and convertible offerings (2)	50	49	106	70	$25.4	$17.4	$37.2	$20.4

(1) The number of advisory deals completed includes seven and five restructuring and recapitalization transactions during the second quarter of 2020 and 2019, respectively, and ten and nine restructuring and recapitalization transactions during the first half of 2020 and 2019, respectively.
(2) We acted as sole or joint bookrunner on 44 and 47 offerings during the second quarter of 2020 and 2019, respectively, and 100 and 68 offerings during the first half of 2020 and 2019, respectively.

Total investment banking revenues were $316.3 million for the second quarter of 2020, as compared to $447.7 million for the second quarter of 2019, reflecting solid performance in mergers, acquisitions and advisory and equity underwriting, offset by lower revenues in debt underwriting and write-downs and reserves from Jefferies Group's Jefferies Finance joint venture.

Our advisory revenues were $182.1 million, or 2.0% higher than the prior year quarter, and our equity underwriting revenues were 15.1% higher than the prior year quarter. Our results in mergers and acquisitions and equity underwriting were offset by lower revenues in debt underwriting, impacted by less acquisition finance activity and volatile debt markets. From equity and debt underwriting activities, we generated $124.4 million and $81.0 million in revenues, respectively, for the second quarter of 2020, compared with $108.0 million and $151.5 million in revenues, respectively, for the second quarter of 2019.

Other investment banking revenues were a loss of $71.2 million for the second quarter of 2020, compared with revenues of $9.6 million for the second quarter of 2019. Other investment banking revenues during the second quarter of 2020 include a net loss of $49.7 million from our share of the net results of the Jefferies Finance joint venture, reflecting unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the current year quarter, primarily due to the impact of COVID-19 on the markets and economy. This compares with net revenues of $25.1 million in the second quarter of 2019 from our share of the net results of the Jefferies Finance joint venture. Results in the current year quarter also include a $9.5 million write-down of a private equity investment. The results in both quarters also include the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

Investment banking revenues for the first half of 2020 were $893.7 million for the first half of 2020, as compared to $725.7 million for the first half of 2019, reflecting record performance in mergers and acquisitions, record results in equity underwriting and solid performance in debt underwriting. The prior year period results were also impacted by the severe market downturn in the early part of the prior year period, which heavily muted issuance activity, which was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue underwriting transactions.

Our advisory revenues were a record $525.2 million, up $166.2 million, or 46.3% higher than the prior year, reflecting record performance in our mergers and acquisitions business. Our underwriting revenues for the first half of 2020 were $454.3 million, an increase of $89.6 million, or 24.6%, from the same period last year, due to record results in equity underwriting and solid performance in debt underwriting, with broad contribution from our sector teams and regional presence. From equity and debt underwriting activities, we generated $256.1 million and $198.2 million in revenues, respectively, for the first half of 2020, compared with $159.4 million and $205.3 million in revenues, respectively, for the first half of 2019.

Other investment banking revenues were a loss of $85.8 million for the first half of 2020, compared with revenues of $2.0 million for the first half of 2019. Other investment banking revenues during the first half of 2020 include a net loss of $39.3 million from our share of the net results of the Jefferies Finance joint venture, reflecting unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the current year period, primarily due to the impact of COVID-19 on the markets and the economy. This compares with net revenues of $23.9 million in the first half of 2019 from our share of the net results of the Jefferies Finance joint venture. Other investment banking results during the first half of 2020 also includes a $24.5 million write-down of a private equity investment. The results in the first half of 2020 and 2019 also included an aggregate of $39.3 million and $46.5 million, respectively, representing the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

Equities Net Revenues

Equities are comprised of net revenues from:
•services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;
•advisory services offered to clients;
•financing, securities lending, outsourced trading and other prime brokerage services offered to clients; and
•wealth management services, which include providing clients access to all of our institutional execution capabilities.

In May, Greenwich Associates named Jefferies Group as the top firm in helping clients navigate the markets as COVID-19 significantly impacted equity markets in mid-March, causing volatility and increased trading volumes. These results were based on a survey they had recently conducted of more than 75 buy-side institutions evaluating brokers' performances in providing clients with liquidity, hedging solutions, market color and insights.

Total equities net revenues were $237.1 million for the second quarter of 2020, an increase of 15.1%, compared with $206.1 million for the second quarter of 2019, primarily due to record results in certain of our equities businesses, as a result of increased volumes and client activity, as well as the continued diversification of our business both from a product and geographic perspective. We believe we continued to extend our client franchise as we were in a position to provide consistent and strong service to our clients throughout this unprecedented period.

Our results include record net revenues in our International cash equities businesses across both Europe and Asia-Pacific, as well as across every region in our market-leading global electronic trading franchise. We also had record net revenues in our prime brokerage business.

Results in our European and Asian cash equities businesses were driven by increased client activity and trading revenue, which is a result of higher market volumes and the expansion we have made in advisory and execution capabilities across Asia-Pacific. The record results in our global electronic trading business were driven by increased global market volumes, volatility, and the continued strength of the global platform. Our prime brokerage business also had record quarterly results as the business benefited from the continued growth and expansion of our outsourced trading business. Our equity options business had double-digit growth, driven by improved trading results and higher volatility.

Our Americas cash equities business posted lower results driven by trading activity and the COVID-19 related market sell-off, partially offset by higher levels of client activity. Our global convertibles business had lower results driven by trading conditions as a result of the COVID-19 market environment. Results in our Securities Finance business were lower due to reduced trading activity and the overall market environment.

The increase in our global equities net revenues was partially offset by higher losses on certain block positions in the current year quarter.

Total equities net revenues were a record $482.8 million for the first half of 2020, an increase of 26.8%, compared with $380.6 million for the first half of 2019, primarily due to strong results in most of our equities businesses, as a result of increased market volumes and client activity, higher levels of volatility, and the continued diversification of our business both from a product as well as geographic perspective. We believe we increased our market share in the first quarter of this year and additionally as we were in a position to provide consistent and strong service to our clients throughout this unprecedented period, we continued to extend our client franchise.

Our overall results include record net revenues in our International cash equities businesses across both Europe and Asia- Pacific, as well as across every region in our market-leading global electronic trading franchise.

Results in our global cash equities businesses were driven by increased client activity, market volumes and improved trading. While global market volumes and higher volatility drove an increase in commissions, our results in Asia-Pacific were also driven by our expansion and investment in the region across advisory and execution capabilities. Our global electronic trading business achieved record results, which were driven by increased global market volumes, volatility, and the continued strength of the global platform. Our equity options business had double-digit growth, driven by higher volatility and improved trading. Our domestic and international convertibles business also had increased growth, driven by strong secondary trading activity, primarily in the U.S., and exceptional strength in the first quarter, globally.

The increase and record results in our global equities business was partially offset by lower revenues in our prime services businesses, driven by client activity in prime brokerage and reduced trading activity in our securities finance business due to the impact of COVID-19.

The increase and record results in our global equities net revenues was partially offset by higher losses on certain block positions in the current year period.

Fixed Income Net Revenues

Fixed income is comprised of net revenues from:
•executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients; and
•interest rate derivatives and credit derivatives.

Fixed income net revenues totaled $493.1 million for the second quarter of 2020, an increase of 184.6% from net revenues of $173.3 million for the second quarter of 2019, due to strong trading volumes from the impact of COVID-19 on the markets across many of our fixed income businesses.

Fixed income record net revenues for the second quarter of 2020 were a record in our U.S. and international rates, leveraged credit, Europe and Asia credit, investment grade corporates and emerging markets businesses. Our U.S. and international rates businesses delivered record net revenues in the current year quarter, primarily due to increased trading opportunities as a result of the U.S. Federal Reserve Bank and other government interventions to support the markets during the quarter. Our international rates business in the prior year quarter underperformed due to a subdued market environment. Similarly, our leveraged credit, European and Asian credit and investment grade corporates businesses performed well due to increased client activity, higher levels of volatility and trading opportunities that presented in April and May of the current year quarter as compared with the prior year quarter. Our global emerging markets business similarly benefited in the current year quarter, with government support of the credit markets driving increased trading activity, especially in the latter part of the quarter.

The current year quarter results were partially offset by trading losses in our municipal securities business, which was impacted by the significant sell-off in this business due to the impact of COVID-19. Revenues in our U.S. and international securitized markets groups were also lower in the current year quarter due to a decline in demand in the securitization markets for those product classes and trading losses in certain asset classes as credit spreads widened for structured products.

Fixed income net revenues totaled a record $741.3 million for the first half of 2020, an increase of 100.4% from net revenues of $370.0 million for the first half of 2019, primarily due to strong trading volumes, as markets were more active, and the fixed income businesses' results reflect having successfully managed though the markets' high level of volatility during the period.

Our U.S. and international rates businesses had record net revenues in the current year period, as there were more trading opportunities in the U.S. treasuries trading market in the first half of the period and increased trading opportunities as a result of the U.S. Federal Reserve Bank and other government interventions due to the impact of COVID-19 in the second half of the period. Our international rates business in the prior year period underperformed as concerns over Brexit and economic challenges in other countries limited trading opportunities in the prior year period. Similarly, our leveraged credit, European and Asian credit and investment grade corporates businesses performed well due to increased client activity and higher levels of volatility throughout most of the current year period. Our global emerging markets business similarly benefited in the current year period, with more favorable market conditions which drove strong investor demand and an increase in new issuance in certain countries in the first half of the period, while government support of the credit markets drove increased trading activity in the second half of the period.

The current year period results were partially offset by trading losses in our municipal securities business, which was impacted by the significant sell-off in this business due to the impact of COVID-19 in the second half of the current year period. Revenues in our U.S. and international securitized markets groups were also lower in the current year period due to a decline in demand in the securitization markets for those product classes and trading losses in certain asset classes as credit spreads widened for structured products.

Other

Other is comprised of revenues from:
• Berkadia Commercial Mortgage Holding LLC ("Berkadia") and other investments (other than Jefferies Finance);
• principal investments in private equity and hedge funds managed by third parties or related parties and that are not part of our Leucadia Asset Management ("LAM") platform; and
• investments held as part of employee benefit plans, including deferred compensation plans (for which we incur equal and offsetting compensation expenses).

Net revenues from our Investment Banking and Capital Markets segment's other business category were a net loss of $17.7 million for the second quarter of 2020, an decrease of $49.9 million compared with $32.2 million for the second quarter of 2019.

Results in the second quarter of 2020 include negligible net revenues due to our share of the net income of Berkadia compared with net revenues of $25.3 million in the second quarter of 2019, due to the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19 in the current quarter. The results in the second quarter of 2020 also include net mark-to-market losses related to certain investments compared with mark-to-market gains in the second quarter of 2019.

Net revenues from our Investment Banking and Capital Markets segment's other business category totaled $59.8 million for the first half of 2020, an increase of $18.6 million compared with $41.2 million for the first half of 2019. The results in the first half of 2020 include gains of $61.5 million from hedges that were bought and sold in February to offset the anticipated severe drop in equity markets at the end of the first quarter.

Results in the first half of 2020 also include net revenues of $21.9 million due to our share of the net income of Berkadia compared with $47.9 million in the first half of 2019, as the second half of the current year period includes the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19.

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
Compensation and benefits expense increased in line with the increase in net revenues. A significant portion of our compensation expense remains highly variable. Compensation and benefits as a percentage of Net revenues were 53.6% and 54.8% for the second quarter of 2020 and 2019, respectively, and 53.9% and 54.8% for the first half of 2020 and 2019, respectively, due to the change in the mix of Jefferies Group's net revenues, with higher revenues in our core operating businesses and lower net revenues from our Jefferies Finance joint venture and Other businesses, including our investment in Berkadia. Compensation expense related to the amortization of share-based and cash-based awards amounted to $79.4 million and $73.0 million for the second quarter of 2020 and 2019, respectively, and $162.5 million and $145.5 million for the first half of 2020 and 2019, respectively, reflecting Jefferies Group's hiring in recent periods.

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
Non-compensation expenses were $262.5 million for the second quarter of 2020, an increase of $16.3 million, or 6.6%, compared with $246.2 million in the second quarter of 2019. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to an increase in trading volumes across the equities and fixed income businesses. The increase was also due to higher technology and communication expenses primarily related to increased market data and connectivity usage and costs associated with the development of various trading systems and costs associated with our move to a largely remote working environment. Non-compensation expense also increased due to higher other expenses, which included our charitable donations of $8.6 million, in memory of Peg Broadbent, Jefferies Group's longstanding, esteemed Chief Financial Officer who tragically died from complications of COVID-19 in March. The increase in non-compensation expenses was partially offset by lower business development expenses as business travel and hosted events were curtailed due to COVID-19.

Non-compensation expenses were $540.4 million for the first half of 2020, an increase of $52.4 million, or 10.7%, compared with $488.0 million in the first half of 2019. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to an increase in trading volumes primarily across our equities businesses, as well as in the fixed income businesses. The increase was also due to higher technology and communication expenses primarily related to costs associated with the development of various trading systems, increased market data and connectivity usage and costs associated with our move to a largely remote working environment. The increase also included higher professional services expenses primarily due to an increase in consulting fees and higher underwriting costs primarily due to an increase in investment banking engagements in the first quarter of the period. Non-compensation expense also increased due to higher other expenses, which included our charitable donations, in memory of Peg Broadbent, Jefferies Group's longstanding, esteemed Chief Financial Officer who tragically died from complications of COVID-19 in March and our donation made to various charities in support of the Australian wildfire relief effort. The increase in non-compensation expenses was partially offset by lower business development expenses as business travel and hosted events were curtailed due to COVID-19.
Asset Management
In the first quarter of 2020, we reorganized our segments to separately report our Asset Management businesses. In connection with this change, we have reclassified the prior periods to conform to our current presentation. A summary of results of operations for our Asset Management segment is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Net revenues	$7,391	$44,362	$27,720	$75,107

Expenses:
Compensation and benefits	26,502	13,338	48,723	30,192
Floor brokerage and clearing fees	7,878	10,169	14,185	14,901
Depreciation and amortization	2,133	505	2,758	960
Selling, general and other expenses	12,431	12,240	24,536	19,980
Total expenses	48,944	36,252	90,202	66,033

Income (loss) before income taxes and income related to associated companies	(41,553)	8,110	(62,482)	9,074
Income related to associated companies	—	120	—	340

Income (loss) before income taxes	$(41,553)	$8,230	$(62,482)	$9,414

Asset management revenues include the following:
• management and performance fees from funds and accounts managed by us;
•revenue from strategic partners pursuant to agreements which entitle us to portions of our partners' revenues and/or profits; and
• investment income from our investments managed by our asset management business and other strategic partners.

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

The following summarizes the results of our Asset Management businesses revenues by asset class (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Asset management fees:
Equities	$1,073	$357	$4,011	$3,097
Multi-asset	2,423	5,818	5,576	11,396
Total asset management fees	3,496	6,175	9,587	14,493

Revenues from arrangements with strategic partners (1)	2,339	549	9,655	911
Total asset management fees and revenues	5,835	6,724	19,242	15,404

Investment return (2) (3)	14,541	47,687	32,155	81,362
Allocated net interest (2) (4)	(12,985)	(10,049)	(23,677)	(21,659)

Total Asset Management	$7,391	$44,362	$27,720	$75,107

(1)These amounts include our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.
(2)Net revenues attributed to the Investment return in our Asset Management segment have been disaggregated to separately present Investment return and Allocated net interest (see footnote 4 below). This disaggregation is intended to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods, none of which are pertinent to the Investment returns generated by the performance of the portfolio.
(3)Includes net interest expense of $7.2 million and $0.6 million for the second quarter of 2020 and 2019, respectively, and $13.6 million and $1.7 million for the first half of 2020 and 2019, respectively.
(4)Allocated net interest represents the allocation of long-term debt interest expense to our Asset Management reportable segment, net of interest income on Cash and cash equivalents and other sources of liquidity. For discussion of sources of liquidity, refer to the "Liquidity and Capital Resources" section herein.

Asset management net revenues for the second quarter of 2020 were $7.4 million, compared with $44.4 million in the second quarter of 2019. The decrease was primarily due to lower investment returns in certain of our investments in separately managed accounts and funds due to the impact of COVID-19 on the markets and economy during the current year quarter. Asset management net revenues for the first half of 2020 were $27.7 million, compared with $75.1 million in the first half of 2019. The decrease was due to lower investment returns in certain of our investments in separately managed accounts and funds due to the impact of COVID-19 on the markets and economy during the second half of the current year period, partially offset by higher revenues from our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.

The increase in expenses in the second quarter and first half of 2020 as compared with the second quarter and first half of 2019, respectively, primarily reflects the expansion of the Asset Management business, additional costs from the wind down of one of our asset management businesses and the dedication of resources previously included in Corporate.

Assets under Management

Assets under management by predominant asset class were as follows (in millions):

	May 31, 2020	November 30, 2019
Assets under management (1):
Equities	$483	$228
Multi-asset (2)	556	988
Total	$1,039	$1,216

(1) Assets under management include third-party net assets actively managed by us, including hedge funds and certain managed accounts. The amounts at May 31, 2020 and November 30, 2019 also include $149 million and $150 million, respectively, of assets under management in a strategy, which represents a net asset value equivalent of an asset management strategy where we earn performance fees. We may consolidate certain funds and for such consolidated funds, assets under management includes the pro-rata portion of third-party net assets in consolidated funds based on the percentage ownership of third-party investors in the consolidated fund. The above amounts do not include assets under management at non-consolidated strategic partners or investments.
(2) Subsequent to May 31, 2020, $396 million of these assets under management are in the process of being liquidated and the funds will be returned to the third-party investors.

Change in assets under management were as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Assets under management:
Balance, beginning of period	$1,140	$1,895	$1,216	$2,527
Net cash flow in (out)	(49)	(329)	(70)	(949)
Net market appreciation (depreciation)	(52)	(8)	(107)	(20)

Balance, end of period	$1,039	$1,558	$1,039	$1,558

The change in assets under management during the second quarter of 2020 is primarily due to redemptions from certain funds and market depreciation due to the impact of COVID-19 on the markets and economy. The change in assets under management during the second quarter of 2019 is primarily due to redemptions from certain funds and separately managed accounts and the dissolution of a fund. The change in assets under management during the first half of 2020 is primarily due to redemptions from certain funds, dissolution of a fund and market depreciation due to the impact of COVID-19 on the markets and economy, partially offset by new subscriptions and investments from third-parties. The change in assets under management during the first half of 2019 is primarily due to redemptions from certain funds and separately managed accounts and the dissolution of a fund partially offset by new subscriptions and investments from third-parties.

Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which "Regulatory Assets Under Management" is reported to the SEC on Form ADV.

Asset Management Investments

Our asset management business invests directly in hedge funds and separately managed accounts where we act as the asset manager. Additionally, we make investments in and enter into revenue sharing arrangements with third-party asset managers. Subsequent to May 31, 2020, $78.8 million of the asset management investments included in the table below at May 31, 2020 are in the process of being liquidated due to the wind down of an asset management platform and the liquidation of funds. The following table represents our investments by asset manager (in thousands):

	May 31, 2020	November 30, 2019

Jefferies Financial Group Inc., as manager:
Fund investments (1)	$241,818	$240,804
Separately managed accounts (2)	435,150	489,617
Total	676,968	730,421

Third-party, as manager:
Fund investments (3)	612,867	306,554
Separately managed accounts (2)	284,769	266,484
Investments in asset managers	108,495	114,161
Total	1,006,131	687,199

Total asset management investments (4)	$1,683,099	$1,417,620

(1) Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in the consolidated financial statements. At May 31, 2020 and November 30, 2019, $17.5 million and $22.6 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
(2) Where we have investments in a separately managed account, the assets and liabilities of such account are presented on the Consolidated Statement of Financial Condition within each respective line item.
(3) The increase for the first half of 2020 was primarily due to an investment in a new fund in the current year period.
(4) Of the $1,683.1 million total invested in the funds at May 31, 2020, $1,387.1 million was sourced from the proceeds of long-term and permanent capital. At May 31, 2020 and November 30, 2019, Jefferies Group has borrowed $296.0 million and $135.0 million, respectively, under a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A., which is secured by our investment in a fund managed by us, with a carrying value of $224.2 million and $218.1 million at May 31, 2020 and November 30, 2019, respectively, and our investment in a fund managed by a third-party with a carrying value of $284.7 million at May 31, 2020.

Our asset management investments generated an investment return of $14.5 million and $47.7 million for the second quarter of 2020 and 2019, respectively, and $32.2 million and $81.4 million for the first half of 2020 and 2019, respectively.

Merchant Banking

The composition of our Merchant Banking portfolio has been impacted by a number of transactions during recent years. The following chart reflects the significant components of our portfolio each year:

	Six Months Ended May 31, 2020	Six Months Ended May 31, 2019

Consolidated Businesses	Oil and Gas	Oil and Gas
	HomeFed	-
	Idaho Timber	Idaho Timber

Associated Companies	Linkem	Linkem
	FXCM Equity Investment	FXCM Equity Investment
	-	National Beef
	-	HomeFed

Other Investments	The We Company	The We Company
	FXCM Term Loan	FXCM Term Loan
	-	Spectrum Brands

A summary of results for Merchant Banking is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Net revenues	$107,162	$185,379	$311,721	$318,071

Expenses:
Compensation and benefits	13,973	13,931	31,163	27,834
Cost of sales	80,771	80,415	153,214	147,336
Interest expense	8,282	8,372	17,055	16,628
Depreciation and amortization	17,378	16,826	36,219	32,120
Selling, general and other expenses	54,753	30,356	127,833	59,378
Total expenses	175,157	149,900	365,484	283,296

Income (loss) before income taxes and income (loss) related to associated companies	(67,995)	35,479	(53,763)	34,775
Income (loss) related to associated companies	(6,721)	22,050	(74,576)	49,143

Income (loss) before income taxes	$(74,716)	$57,529	$(128,339)	$83,918

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Oil and gas	$51,694	$62,850	$114,550	$68,321
Idaho Timber	85,383	90,280	163,022	165,726
Real estate	10,965	44	23,195	95
FXCM	(7,863)	(11,412)	(5,355)	(10,962)
Spectrum Brands	—	(8,115)	—	31,035
Other	(33,017)	51,732	16,309	63,856

Total net revenues	$107,162	$185,379	$311,721	$318,071

Oil and gas net revenues primarily consist of three components: unrealized gains and losses related to oil hedges, mark-to-market increases and decreases related to a financial instrument held at fair value, and production revenues, which also include the impact of realized gains and losses related to oil hedges. Oil and gas net revenues include net unrealized gains related to oil hedge derivatives of $15.0 million and $26.0 million for the second quarter of 2020 and 2019, respectively, and $34.9 million and $0.6 million for the first half of 2020 and 2019, respectively. As discussed further in Note 3 to the consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. For the remainder of 2020, over 100% of expected oil production is hedged at a weighted average price of approximately $60/barrel. Mark-to-market losses related to a financial instrument owned held at fair value were $3.2 million and $7.4 million for the second quarter of 2020 and 2019, respectively, and $5.7 million and $17.0 million during the first half of 2020 and 2019, respectively. Production revenues were $40.0 million and $44.3 million for the second quarter of 2020 and 2019, respectively, and $85.3 million and $84.7 million during the first half of 2020 and 2019, respectively.

Net revenues for Idaho Timber decreased in the second quarter of 2020 as compared to the second quarter of 2019, primarily due to a decrease in average selling price, offset slightly by an increase in average weekly shipments. Net revenues for Idaho Timber decreased in the first half of 2020 as compared to the first half of 2019, primarily due to a decrease in average selling price, offset slightly by an increase in average weekly shipments.

The increase in real estate revenues for the second quarter and first half of 2020 as compared to the prior year periods relates to the acquisition of HomeFed in the third quarter of 2019.

Net revenues from our FXCM term loan primarily consist of adjustments to its carrying value, which is at fair value and include losses of $7.9 million and $11.4 million during the second quarter of 2020 and 2019, respectively, and $5.4 million and $11.0 million during the first half of 2020 and 2019, respectively.

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

Other revenues reflect realized and unrealized gains (losses) on financial instruments owned, which are held at fair value, of $(63.4) million and $20.3 million for the second quarter of 2020 and 2019, respectively, and $(25.0) million and $3.9 million during the first half of 2020 and 2019, respectively. The gains (losses) on financial instruments owned include unrealized gains (losses) on The We Company of $(44.2) million and $28.6 million for the second quarter of 2020 and 2019, respectively, and $(44.2) million and $33.1 million during the first half of 2020 and 2019, respectively. The gains on financial instruments owned for the first half of 2020, also include a gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in our portfolio investments.

The following provides a summary of total expenses by source (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Oil and gas	$44,133	$35,784	$115,727	$67,575
Idaho Timber	78,128	83,961	151,058	154,825
Real estate	19,510	167	30,614	612
Other	33,386	29,988	68,085	60,284

Total expenses	$175,157	$149,900	$365,484	$283,296
Total expenses for Oil and gas increased in the second quarter of 2020 as compared to the second quarter of 2019, primarily due to a non-cash charge of $13.2 million to write-down the value of a subset of Vitesse Energy Finance's oil and gas assets located in the DJ Basin, reflecting the impact of oil price declines during the quarter. Total expenses for Oil and gas increased in the first half of 2020 as compared to the first half of 2019, primarily due to non-cash charges to JETX Energy's oil and gas assets of $33.0 million and to Vitesse Energy Finance's oil and gas assets in the DJ Basin of $13.2 million.
The decrease in total expenses for Idaho Timber in the second quarter of 2020 as compared to the second quarter of 2019 and the first half of 2020 as compared to the first half of 2019 primarily relates to a decrease in average cost of wood due to lower lumber prices in 2020 offset slightly by an increase in cost of sales associated with an increase in average weekly shipments.

The increase in real estate expenses for the second quarter and first half of 2020 as compared to the prior year periods relates to the acquisition of HomeFed in the third quarter of 2019.

The following provides a summary of Income (loss) related to associated companies (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

National Beef	$—	$34,946	$—	$62,051
FXCM	7,890	(2,300)	6,252	(5,016)
Linkem	(6,624)	(6,960)	(19,809)	(8,581)
Real estate associated companies	(428)	(1,524)	(53,442)	1,072
Other	(7,559)	(2,112)	(7,577)	(383)

Total income (loss) related to associated companies	$(6,721)	$22,050	$(74,576)	$49,143

Income (loss) related to associated companies primarily includes our investments in National Beef, prior to its sale in November 2019.

Income (loss) related to Real estate associated companies for the second quarter and first half of 2020, includes a non-cash charge of $6.9 million to fully write-off HomeFed's interest in the Brooklyn Renaissance Plaza hotel related to the significant impact of COVID-19 during the second quarter of 2020. Income (loss) related to Real estate associated companies for the first half of 2020, also includes a non-cash charge of $55.6 million to fully write-off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market.

A summary of results for Merchant Banking by source is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Oil and gas	$7,561	$27,066	$(1,177)	$746
Idaho Timber	7,255	6,319	11,964	10,901
Real estate	(8,545)	(123)	(7,419)	(517)
FXCM	(7,863)	(11,412)	(5,355)	(10,962)
Spectrum Brands	—	(8,115)	—	31,035
Other	(66,403)	21,744	(51,776)	3,572
Income (loss) before income taxes and income (loss) related to associated companies	(67,995)	35,479	(53,763)	34,775
Income (loss) related to associated companies	(6,721)	22,050	(74,576)	49,143

Income (loss) before income taxes	$(74,716)	$57,529	$(128,339)	$83,918

Corporate

A summary of results of operations for Corporate is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Net revenues	$1,525	$8,974	$11,317	$13,167

Expenses:
Compensation and benefits	6,171	12,761	16,029	30,282
Depreciation and amortization	874	867	1,762	1,722
Selling, general and other expenses	7,334	9,231	14,134	16,391
Total expenses	14,379	22,859	31,925	48,395

Loss before income taxes	$(12,854)	$(13,885)	$(20,608)	$(35,228)

Net revenues primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Total expenses include share-based compensation expense of $3.9 million and $6.5 million for the second quarter of 2020 and 2019, respectively, and $7.3 million and $11.8 million for the first half of 2020 and 2019, respectively.

Parent Company Interest

Parent company interest expense totaled $12.9 million and $14.8 million for the second quarter of 2020 and 2019, respectively, and $25.7 million and $29.5 million for the first half of 2020 and 2019, respectively. In connection with the acquisition of HomeFed in the third quarter of 2019, we began capitalizing interest. Capitalized interest was allocated among all of HomeFed's projects that are currently under development. Parent company interest capitalized during the second quarter and first half of 2020 was $1.9 million and $3.9 million, respectively.

Income Taxes

Our provisions for income taxes were $32.0 million and $77.7 million for the second quarter and first half of 2020, respectively, representing an effective tax rate of 42.3% and 33.3%, respectively. Tax expense for the second quarter includes an additional expense to bring the year-to-date tax expense in line with the projected full year effective rate at May 31, 2020.
Our benefit for income taxes from continuing operations was $488.8 million and $486.5 million for the second quarter and first half of 2019, respectively. During the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the second quarter and first half of 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts.

Refer to Note 17 in the consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on income taxes.

Selected Statement of Financial Condition Data

The tables below reconcile the balance sheet for each of our segments to our consolidated balance sheet (in thousands):

	May 31, 2020
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$5,240,575	$17,575	$150,416	$1,475,315	$—	$6,883,881
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	668,925	—	—	—	—	668,925
Financial instruments owned, at fair value	15,715,717	2,496,357	305,349	25,054	—	18,542,477
Loans to and investments in associated companies	909,781	88,815	561,197	—	—	1,559,793
Securities borrowed	6,457,035	—	—	—	—	6,457,035
Securities purchased under agreements to resell	4,284,062	—	—	—	—	4,284,062
Securities received as collateral, at fair value	9,909	—	—	—	—	9,909
Receivables	5,167,538	553,896	815,942	2,119	—	6,539,495
Property, equipment and leasehold improvements, net	861,869	9,535	32,873	13,409	—	917,686
Intangible assets, net and goodwill	1,716,240	143,298	50,666	—	—	1,910,204
Other assets	1,087,010	13,083	1,230,270	456,258	(276,873)	2,509,748
Total Assets	42,118,661	3,322,559	3,146,713	1,972,155	(276,873)	50,283,215

Liabilities
Long-term debt (1) (2)	5,964,895	712,357	351,149	992,035	—	8,020,436
Other liabilities	30,308,355	1,706,905	816,941	199,076	(276,873)	32,754,404
Total liabilities	36,273,250	2,419,262	1,168,090	1,191,111	(276,873)	40,774,840

Redeemable noncontrolling interests	—	—	22,262	—	—	22,262
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	751	16,847	16,961	—	—	34,559

Total Jefferies Financial Group Inc. shareholders' equity	$5,844,660	$886,450	$1,939,400	$656,044	$—	$9,326,554

(1) Jefferies Group long-term debt of $6.7 billion at May 31, 2020 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.

(2) Long-term debt within Merchant Banking of $351.1 million at May 31, 2020, primarily includes $189.2 million for real estate businesses, $105.2 million for Vitesse Energy Finance and $56.7 million for Foursight Capital. At May 31, 2020, Vitesse Energy Finance had $106.0 million drawn out of the maximum $170.0 million borrowing base on its credit facility and Foursight Capital had $57.0 million drawn out of the maximum $150.0 million credit commitment on its credit facilities. See Note 11 in our consolidated financial statements for additional information.

	November 30, 2019
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$5,561,281	$25,255	$111,552	$1,980,733	$—	$7,678,821
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	796,797	—	—	—	—	796,797
Financial instruments owned, at fair value	13,735,641	2,681,034	363,237	115,829	—	16,895,741
Loans to and investments in associated companies	944,509	83,258	625,190	—	—	1,652,957
Securities borrowed	7,624,642	—	—	—	—	7,624,642
Securities purchased under agreements to resell	4,299,598	—	—	—	—	4,299,598
Securities received as collateral, at fair value	9,500	—	—	—	—	9,500
Receivables	4,560,760	369,410	813,675	261	—	5,744,106
Property, equipment and leasehold improvements, net	350,071	796	20,632	13,530	—	385,029
Intangible assets, net and goodwill	1,726,736	143,616	52,582	—	—	1,922,934
Other assets	913,688	10,347	1,298,803	321,766	(94,495)	2,450,109
Total Assets	40,523,223	3,313,716	3,285,671	2,432,119	(94,495)	49,460,234

Liabilities
Long-term debt (1) (2)	6,391,969	611,389	342,325	991,378	—	8,337,061
Other liabilities	28,523,689	1,896,026	754,560	290,104	(94,495)	31,369,884
Total liabilities	34,915,658	2,507,415	1,096,885	1,281,482	(94,495)	39,706,945

Redeemable noncontrolling interests	—	—	26,605	—	—	26,605
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	747	3,528	17,704	—	—	21,979

Total Jefferies Financial Group Inc. shareholders' equity	$5,606,818	$802,773	$2,144,477	$1,025,637	$—	$9,579,705

(1) Jefferies Group long-term debt of $7.0 billion at November 30, 2019 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.

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

The table below presents our capital by significant business and investment (in thousands):

	May 31, 2020	November 30, 2019

Jefferies Group	$6,471,391	$6,181,683

Assets held on behalf of Asset Management (excluding Jefferies Group)	259,719	227,908

Merchant Banking:
Oil and gas	575,613	585,493
Real estate	540,722	645,328
Linkem	214,105	194,847
FXCM	129,997	129,343
Idaho Timber	84,567	77,914
The We Company	9,608	53,798
Investments in other public companies	126,878	178,593
Other	257,910	279,161
Total Merchant Banking	1,939,400	2,144,477

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	656,044	1,025,637

Total Capital	$9,326,554	$9,579,705

Below is a brief description of the captions in the table above:

•Investment Banking and Capital Markets includes our investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to our clients across most industry sectors in the Americas, Europe and Asia. Our capital markets businesses operate across the spectrum of equities and fixed income products. Related services include, among other things, prime brokerage and equity finance, research and strategy, corporate lending and real estate finance. Our Investment Banking and Capital Markets businesses are conducted by Jefferies Group, our wholly-owned subsidiary, which is the largest independent U.S. headquartered global full-service, integrated investment banking and securities firm.

•Asset Management provides investment management services to investors in the U.S. and overseas and invests capital in hedge funds, separately managed accounts and third-party asset managers. Under the LAM umbrella, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. LAM offers institutional clients an innovative range of investment strategies through its affiliated managers.

•Merchant Banking:
◦Our oil and gas business consists of Vitesse Energy Finance and JETX Energy. Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires and invests in non-operated oil and gas working interests and royalties predominantly in the Bakken Shale oil field in North Dakota. JETX Energy is our 98% owned consolidated subsidiary that currently has non-operated working interests and acreage in east Texas.
◦Our real estate assets primarily consist of our 100% ownership of HomeFed, a developer and owner of residential and mixed-use real estate properties in California, New York, Florida, Virginia and South Carolina. HomeFed's key assets include Otay Ranch, a master planned community that is under development in Chula Vista, CA, made up of approximately 4,450 acres of land entitled for 13,050 total units; and Renaissance Plaza, a mixed-use asset in Brooklyn, NY, comprised of an office building, hotel and garage.
◦We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at May 31, 2020. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is accounted for under the equity method.
◦Our investment in FXCM and associated companies consist of a senior secured term loan due February 15, 2021, ($71.6 million principal outstanding at May 31, 2020); a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity in FXCM. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.
◦Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products.
◦We invested $9.0 million in 2013 in The We Company, which creates collaborative office communities. Currently we own less than 1% of the company. Our interest in The We Company is reflected in Financial instruments owned, at fair value in our financial statements.

•Corporate liquidity and other assets, net of Corporate liabilities, primarily consist of cash and cash equivalents, financial instruments owned and the deferred tax asset (exclusive of Jefferies Group's deferred tax asset), net of long-term debt, trade payables and accruals, as well as our outstanding mandatorily redeemable convertible preferred shares.

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
Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time, total $1,636.1 million at May 31, 2020 and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in the Consolidated Statement of Financial Condition as cash and cash equivalents and financial instruments owned, at fair value. At May 31, 2020, $1,288.1 million of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.
During the first half of 2020, our parent company received cash distributions of $86.6 million from our existing subsidiary businesses, including $44.6 million from Jefferies Group. We also received $111.8 million from divestitures and repayments of advances.
Our recurring cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, aggregate approximately $292.4 million on an annual basis. Dividends paid during the first half of 2020 of $83.4 million include quarterly dividends of $0.15 per share. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
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
Our primary long-term parent company cash requirement is our $1.0 billion principal outstanding as of May 31, 2020 under our long-term debt, of which $750.0 million is due in 2023 and $250.0 million in 2043. As we generate excess liquidity, we evaluate the best use of the proceeds, which may include reductions to existing debt, share repurchases, special dividends, investments in our businesses, or any of a number of other options available to us.
Shares Outstanding

In January 2020, the Board of Directors approved an additional $250.0 million share repurchase authorization. In March 2020, having completed the repurchase of shares under the previous authorization, the Board of Directors approved an additional share repurchase authorization of $100 million. During the first half of 2020, we purchased a total of 24,784,910 of our common shares for $491.9 million, or an average price per share of $19.85. At May 31, 2020, we had approximately $73.3 million available for future repurchases. In June 2020, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $73.3 million.
At May 31, 2020, we had outstanding 267,111,111 common shares and 23,563,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 290,674,111 outstanding common shares if all awards become outstanding common shares). The 23,563,000 share-based awards include the target number of shares under the senior executive award plan.

Concentration and Liquidity Targets

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

	Rating	Outlook
Moody's Investors Service (1)	Baa3	Stable
Standard and Poor's (2)	BBB	Negative
Fitch Ratings	BBB	Stable

(1) On April 15, 2020, Moody's Investors Service affirmed our rating of Baa3 and rating outlook of stable.
(2) On April 14, 2020, Standard and Poor's affirmed our rating of BBB and revised our rating outlook from stable to negative.

We target specific concentration and liquidity principles although there is no legal requirement to do so.

Concentration Target: As a diversification measure, we limit cash investments such that our single largest investment does not exceed 20% of equity excluding Jefferies Group, and that our next largest investment does not exceed 10% of equity excluding Jefferies Group, in each case measured at the time the investment was made. On this basis, Linkem is our largest investment excluding Jefferies Group and Vitesse Energy Finance is our next largest investment excluding Jefferies Group. There were no investments made during the year that approached 10% of equity excluding Jefferies Group.

Liquidity Target: We hold a liquidity reserve calculated as a minimum of twenty-four months of holding company expenses (excluding non-cash components), parent company interest, and dividends. Maturities of parent company debt within the upcoming year are also included in the target; however, our next maturity is during 2023 so there is no current inclusion.

Liquidity reserve (in thousands):	May 31, 2020
Minimum reserve under liquidity target	$584,900
Actual liquidity	$1,636,079

Consolidated Statements of Cash Flows

As discussed above, we have historically relied on our available liquidity to meet short-term and long-term needs, and to make acquisitions of new businesses and investments. Except as otherwise disclosed herein, our operating businesses do not generally require significant funds to support their operating activities. The mix of our operating businesses and investments can change as a result of acquisitions or divestitures, the timing of which is impossible to predict but which often have a significant impact on the Consolidated Statements of Cash Flows in any one period. Further, the timing and amounts of distributions from investments in associated companies may be outside our control. As a result, reported cash flows from operating, investing and financing activities do not generally follow any particular pattern or trend, and reported results in the most recent period should not be expected to recur in any subsequent period.

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended May 31, 2020	Six Months Ended May 31, 2019

Cash, cash equivalents and restricted cash at beginning of period	$8,480,435	$6,012,662
Net cash provided by (used for) operating activities	160,960	(1,440,361)
Net cash provided by (used for) investing activities	(163,418)	1,202,782
Net cash provided by (used for) financing activities	(969,420)	167,821
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(13,547)	(3,892)

Cash, cash equivalents and restricted cash at end of period	$7,495,010	$5,939,012

During the first half of 2020, net cash provided by operating activities primarily relates to funds provided by Jefferies Group of $92.0 million. Net losses related to property and equipment, and other assets includes the non-cash charge of $52.9 million to write-down the value of certain of our investments during the first half of 2020.
During the first half of 2019, net cash used for operating activities primarily relates to funds used by Jefferies Group of $1,464.5 million. Net cash used for operating activities for 2019 also includes $54.9 million of distributions from National Beef.
During the first half of 2020, net cash used for investing activities principally reflects $1,382.8 million of loans to and investments in associated companies and $120.7 million for acquisitions of property, equipment and leasehold improvements, and other assets, partially offset by $1,344.6 million of capital distributions and loan repayments from associated companies.
During the first half of 2019, net cash provided by investing activities includes proceeds from maturities of investments of $531.1 million and proceeds from sales of investments of $886.9 million. Jefferies Group used funds of $42.7 million for investing activities in 2019.
During the first half of 2020, net cash used for financing activities primarily relates to funds used to repurchase common shares for treasury of $495.3 million, funds used to pay dividends of $83.4 million and funds used by Jefferies Group of $450.2 million. This includes funds used for the repayments of debt of $1,762.4 million and payments of other secured financings of $369.7 million, partially offset by funds provided by the issuance of debt of $1,667.8 million. This was partially offset by proceeds from other secured financings of $44.5 million in our Merchant Banking segment.
During the first half of 2019, net cash provided by financing activities primarily reflects funds generated by Jefferies Group of $598.5 million. This includes funds provided by the issuance of debt of $1,094.3 million and proceeds from other secured financings of $385.0 million, partially offset by repayments of debt of $870.5 million. Net cash provided by financing activities also reflects funds used to repurchase common shares for treasury of $364.7 million, funds used to pay dividends of $74.6 million and payments on secured financings in our Merchant Banking segment of $120.8 million.
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
During the second quarter of 2020, the global capital markets experienced a higher level of stress due to the COVID-19 pandemic. Higher volumes and price volatility led to increased margin requirements at clearing corporations and exchanges, along with increased levels of fails due to operational friction in the financial system. Margin requirements moderated as the quarter progressed but remain elevated relative to pre-COVID-19 markets. Operational friction has been reduced as the counterparties have adapted to a work from home environment.

During the second quarter, we increased the frequency and timing of our daily reporting for excess liquidity, cash and capital usage and excess secured funding capacity. We worked closely with the business units and management to closely monitor fails, exchange margin requirements and all changes to secured funding arrangements. During the quarter, Jefferies Group's business units generally operated within defined balance sheet and capital limits. These limits and results were reported to senior management on a daily basis during the height of the stress period.

We were in regular dialogue during the quarter with all regulatory bodies and all three rating agencies. On April 14, 2020, Standard and Poor's affirmed our rating of BBB, but revised our rating outlook and the rating outlooks of our principal operating broker-dealers from stable to negative. On April 15, 2020, Moody's Investors Service affirmed our rating of Baa3 and our rating outlook of stable.
In general, the liquidity outflows experienced during the peak of the market stress were well within the assumptions of our liquidity stress model, or Maximum Liquidity Outflow. Due to increased volumes and heightened volatility in March, we experienced outsized margin requirements on some exchanges. Based on that experience, we increased the stress liquidity buffer during the quarter for the affected exchanges on a go forward basis.

Our secured funding model operated efficiently during this stress period. Some counterparties exited secured funding trades and were replaced with new counterparties or with excess capacity from existing lenders. We have tracked all changes in secured funding haircuts by product and have adjusted capital assumptions as needed. During this time, we extended the term of our secured funding arrangements and created additional funding capacity for various product groups. The weighted average maturity of our secured funding at May 31, 2020 increased by approximately 35 days as compared to the weighted average maturity at February 29, 2020. Our U.S. broker-dealer, Jefferies LLC, as a primary dealer, has access to the Federal Reserve's Primary Dealer Credit Facility ("PDCF"). During the second quarter of 2020, Jefferies LLC accessed the PDCF for up to $50.0 million. The amount drawn under the facility at May 31, 2020 was $8.0 million.
A business unit level balance sheet and cash capital analysis is prepared and reviewed with senior management on a weekly basis. As a part of this balance sheet review process, capital is allocated to all assets and gross balance sheet limits are adjusted, as necessary. This process ensures that the allocation of capital and costs of capital are incorporated into business decisions. The goals of this process are to protect the firm's platform, enable the businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.
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

At May 31, 2020, the Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 financial instruments owned, at fair value that are approximately 2% of total financial instruments owned, at fair value.

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

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Six Months Ended May 31, 2020	Year Ended November 30, 2019
Securities purchased under agreements to resell:
Period end	$4,284	$4,300
Month end average	8,488	7,762
Maximum month end	12,061	11,589

Securities sold under agreements to repurchase:
Period end	$8,631	$7,505
Month end average	14,631	14,686
Maximum month end	18,979	19,654

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
Contingency Funding Plan.  Jefferies Group's Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following:
•Repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance;
•Maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral;
•Higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements;
•Liquidity outflows related to possible credit downgrade;
•Lower availability of secured funding;
•Client cash withdrawals;
•The anticipated funding of outstanding investment and loan commitments; and
•Certain accrued expenses and other liabilities and fixed costs.
Cash Capital Policy. A cash capital model is maintained that measures long-term funding sources against requirements. Sources of cash capital include equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following:
•Illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments;
•A portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements); and
•Drawdowns of unfunded commitments.

To ensure that inventory does not need to be liquidated in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $12.1 billion at May 31, 2020 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At May 31, 2020, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm's business mix. As a result of the experience and knowledge gathered during the COVID-19 stress period, beginning in February 2020, Jefferies Group has adjusted certain assumptions in its Maximum Liquidity Outflow scenarios.
Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	May 31, 2020	Average Balance Second Quarter 2020 (1)	November 30, 2019
Cash and cash equivalents:
Cash in banks	$1,105,499	$2,236,977	$983,816
Money market investments (2)	4,146,370	2,140,959	4,584,087
Total cash and cash equivalents	5,251,869	4,377,936	5,567,903

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	998,216	940,165	972,624
Other (4)	292,311	384,885	377,296
Total other sources	1,290,527	1,325,050	1,349,920

Total cash and cash equivalents and other liquidity sources	$6,542,396	$5,702,986	$6,917,823

(1)Average balances are calculated based on weekly balances.
(2)At May 31, 2020 and November 30, 2019, $4,134.0 million and $4,496.7 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $12.4 million and $87.4 million at May 31, 2020 and November 30, 2019, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended May 31, 2020 was $2,113.3 million.
(3)Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, Canada, Australia, Japan, Switzerland or the U.S.; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.

(4)Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from financial instruments owned that are currently not pledged after considering reasonable financing haircuts.
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2020, repurchase financing can be readily obtained for approximately 72.7% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies Group's financial instruments by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	May 31, 2020		November 30, 2019
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$2,399,326	$252,313	$2,403,589	$256,624
Corporate debt securities	2,436,108	44,895	1,893,605	29,412
U.S. government, agency and municipal securities	2,305,139	101,566	2,894,264	151,414
Other sovereign obligations	3,363,870	929,339	2,633,636	969,800
Agency mortgage-backed securities (1)	2,169,220	—	1,757,077	—
Loans and other receivables	508,383	—	655,120	—
Total	$13,182,046	$1,328,113	$12,237,291	$1,407,250

(1)Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages, collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.
(2)Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

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

Sources of Funding and Capital Resources

Secured Financing
Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short- and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. Approximately 71.4% of Jefferies Group's cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately six months at May 31, 2020.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At May 31, 2020, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, floating rate puttable notes and equity-linked notes, totaled $656.9 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $642.9 million and $566.6 million for the second quarter and first half of 2020, respectively.
Our short-term borrowings include the following facilities:

•Credit Facility. One of Jefferies Group's subsidiaries has the Jefferies Group Credit Facility with JPMorgan Chase Bank, N.A. for a committed amount of $296.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower's future indebtedness. At May 31, 2020, we were in compliance with all debt covenants under the Jefferies Group Credit Facility.
•Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Jefferies Group Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At May 31, 2020, we were in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statement of Financial Condition. At May 31, 2020, the outstanding notes were $2.1 billion, bear interest at a spread over LIBOR and mature from June 2020 to May 2022.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at May 31, 2020 is $6.7 billion. Jefferies Group's long-term debt, excluding its revolving credit facility and the secured bank loan, has a weighted average maturity of approximately 9.5 years.
During the six months ended May 31, 2020, Jefferies Group's 2.375% Euro Medium Term Notes matured and were repaid. Additionally, during the six months ended May 31, 2020, structured notes with a total principal amount of approximately $191.3 million, net of retirements, and an additional $150.0 million principal amount of 5.125% Senior Notes due 2023 were issued by Jefferies Group. At May 31, 2020, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at May 31, 2020 was $1,245.5 million

Jefferies Group has a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. At May 31, 2020, borrowings under the Jefferies Group Revolving Credit Facility amounted to $189.4 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the

Jefferies Group Revolving Credit Facility agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at May 31, 2020, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations.

During 2019, one of Jefferies Group's subsidiaries entered into a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At May 31, 2020, we were in compliance with all covenants under the Jefferies Group Loan and Security Agreement.

Jefferies Group's long-term debt ratings are as follows:

	Rating	Outlook
Moody's Investors Service (1)	Baa3	Stable
Standard and Poor's (2)	BBB	Negative
Fitch Ratings	BBB	Stable
(1) On April 15, 2020, Moody's Investors Service affirmed Jefferies Group's rating of Baa3 and rating outlook of stable.
(2) On April 14, 2020, Standard and Poor's affirmed Jefferies Group's rating of BBB and revised its rating outlook from stable to negative.

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2020, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $81.0 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer, Jefferies LLC, registered with the Securities and Exchange Commission ("SEC") and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at May 31, 2020 were $1,507.7 million and $1,430.7 million, respectively.

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

The United Kingdom ("U.K.") formally withdrew from the European Union (“EU”) on January 31, 2020 and entered a transition period that is scheduled to expire on December 31, 2020. During the transition period, existing arrangements between the U.K. and EU will remain in place while the U.K. and EU seek to negotiate a free trade agreement that will govern their future trading relationship. We have taken steps to ensure our ability to provide services to our European clients without interruption. As such, we have established a wholly-owned subsidiary of our U.K. broker-dealer in Germany, which has been approved as an authorized MiFID investment firm by the German regulator and which will enable us to conduct business across all of our European investment banking, fixed income and equity platforms. The new entity started trading in 2019 with EU clients with further clients migrating throughout 2020, and our plans contemplate providing sufficient capital pursuant to the regulatory requirements for the planned operations as well pursuant to requirements of relevant clearing organizations.

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

Cautionary Statement for Forward-Looking Information

This report contains or incorporates by reference "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words "will," "could," "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward-looking statements include statements pertaining to our strategies for future development of our businesses and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. Future events and actual results could differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•The description of our business and risk factors contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019 and filed with the SEC on January 29, 2020 (the "2019 10-K") and in Part II, Item 1A herein;
•The discussion and analysis of financial condition and result of operations contained in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein;
•The notes to the consolidated financial statements in this report; and
•Cautionary statements we make in our public documents, reports and announcements.

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
Excluding Jefferies Group, Financial instruments owned, at fair value include corporate equity securities with an aggregate fair value of $215.1 million at May 31, 2020. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $21.5 million.
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

In achieving our strategic business objectives, our risk appetite incorporates keeping our clients' interests at the top of our priority list and ensuring we are in compliance with applicable laws, rules and regulations, as well as adhering to the highest ethical standards. We undertake prudent and conservative risk-taking that protects the capital base and franchise, utilizing risk limits and tolerances that avoid outsized risk-taking. We maintain a diversified business mix and avoid significant concentrations to any sector, product, geography, or activity and set quantitative concentration limits to manage this risk. We consider contagion, second order effects and correlation in our risk assessment process and actively seek out value opportunities of all sizes. We manage the risk of opportunities larger than our approved risk levels through risk sharing and risk distribution, sell-down and hedging as appropriate. We have a limited appetite for illiquid assets and complex derivative financial instruments. We maintain the asset quality of our balance sheet through conducting trading activity in liquid markets and generally ensure high turnover of our inventory. We subject less liquid positions and derivative financial instruments to oversight and use a wide variety of specific metrics, limits, and constraints to manage these risks. We protect our reputation and franchise, as well as our standing within the market. We operate a federated approach to risk management with risk oversight responsibilities assigned to those areas of the business that have the appropriate knowledge.

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
Average daily VaR increased to $9.16 million for the second quarter of 2020 from $7.39 million for the first quarter of 2020. The VaR increase was primarily driven by increased market volatility due to the rapid spread of the global COVID-19 outbreak, partially offset by an increase in the diversification benefit across asset classes and business divisions. Interest rate VaR was higher due to increased market volatility, while equity price VaR was lower as de-risking and hedging more than offset the impact of increased market moves.

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data.

	Daily VaR (1) Value-at-Risk in Trading Portfolios
	(In millions)
Risk Categories	VaR at May 31, 2020	Daily VaR for the Three Months Ended May 31, 2020			VaR at February 29, 2020	Daily VaR for the Three Months Ended February 29, 2020
		Average	High	Low		Average	High	Low

Interest Rates	$10.34	$9.31	$12.50	$5.96	$5.91	$4.81	$7.01	$3.93
Equity Prices	8.69	5.89	9.30	3.68	6.13	6.79	8.54	4.34
Currency Rates	0.21	0.20	0.39	0.10	0.39	0.29	0.69	0.13
Commodity Prices	1.18	0.64	1.18	0.28	0.66	0.84	1.30	0.49
Diversification Effect (2)	(10.25)	(6.88)	N/A	N/A	(6.44)	(5.34)	N/A	N/A

Firmwide	$10.17	$9.16	$10.81	$6.81	$6.65	$7.39	$10.51	$5.02

(1)For the VaR numbers reported above, a one day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)The diversification effect is not applicable for the maximum and minimum VaR values as Jefferies Group's firmwide VaR and VaR values for the four risk categories might have occurred on different days during the period.

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
For a 95% confidence one day VaR model (i.e., no intraday trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the second quarter of 2020, results of the evaluation at the aggregate level demonstrated eight days when the net trading loss exceeded the 95% one day VaR, as the rapid spread of the global COVID-19 outbreak resulted in extreme market volatility across asset classes. There were 11 days with trading losses out of a total of 63 trading days in the second quarter of 2020.
Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2020 (in thousands):

10% Sensitivity
Investments in funds (1)	$94,507
Private investments	21,680
Corporate debt securities in default	7,201
Trade claims	3,242
(1) Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 3 in our consolidated financial statements.

VaR also excludes the impact of changes in our own credit spreads on our structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately of $1.7 million at May 31, 2020, which is included in Accumulated other comprehensive income (loss).
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

Counterparty Credit Risk and Issuer Country Exposure

Counterparty Credit Risk
Credit risk is the risk of loss due to adverse changes in a counterparty's credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract. We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of our credit risk are:
•Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of Jefferies Group's Secured Revolving Credit Facility that is with Jefferies Group and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. See Note 8 for additional information on this facility. In addition, Jefferies Group has loans outstanding to certain of its officers and employees (none of whom are executive officers or directors). See Note 22 for additional information on these employee loans.
•Securities and margin financing transactions, which reflect our credit exposure arising from reverse repurchase agreements, repurchase agreements and securities lending agreements to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.
•Over-the-counter derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. Over-the-counter derivative exposure is based on a contract at fair value, net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within our derivative credit exposures.
•Cash and cash equivalents, which includes both interest-bearing and non-interest-bearing deposits at banks.

Credit is extended to counterparties in a controlled manner and in order to generate acceptable returns, whether such credit is granted directly or is incidental to a transaction. All extensions of credit are monitored and managed as a whole to limit exposure to loss related to credit risk. Credit risk is managed according to the Credit Risk Policy, which sets out the process for identifying counterparty credit risk, establishing counterparty limits, and managing and monitoring credit limits. The policy includes our approach for:

•Client on-boarding and approving counterparty credit limits;
•Negotiating, approving and monitoring credit terms in legal and master documentation;
•Determining the analytical standards and risk parameters for ongoing management and monitoring credit risk books;
•Actively managing daily exposure, exceptions and breaches; and
•Monitoring daily margin call activity and counterparty performance.
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

The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at May 31, 2020 and November 30, 2019 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019
AAA Range	$—	$—	$0.6	$1.5	$—	$—	$0.6	$1.5	$4,146.4	$4,584.1	$4,147.0	$4,585.6
AA Range	47.5	45.2	81.2	43.0	4.5	3.7	133.2	91.9	4.2	5.3	137.4	97.2
A Range	0.3	1.1	561.9	531.9	87.3	152.4	649.5	685.4	1,100.4	976.3	1,749.9	1,661.7
BBB Range	250.1	250.2	118.7	140.9	21.0	48.3	389.8	439.4	0.8	1.6	390.6	441.0
BB or Lower	46.5	15.0	6.6	6.6	255.9	154.1	309.0	175.7	0.1	—	309.1	175.7
Unrated	182.8	94.2	—	—	—	6.8	182.8	101.0	—	0.6	182.8	101.6
Total	$527.2	$405.7	$769.0	$723.9	$368.7	$365.3	$1,664.9	$1,494.9	$5,251.9	$5,567.9	$6,916.8	$7,062.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019
Asia/Latin America/Other	$15.0	$15.0	$49.7	$50.5	$0.1	$0.3	$64.8	$65.8	$157.8	$100.4	$222.6	$166.2
Europe	0.1	—	325.6	324.1	72.5	101.1	398.2	425.2	126.3	74.1	524.5	499.3
North America	512.1	390.7	393.7	349.3	296.1	263.9	1,201.9	1,003.9	4,967.8	5,393.4	6,169.7	6,397.3
Total	$527.2	$405.7	$769.0	$723.9	$368.7	$365.3	$1,664.9	$1,494.9	$5,251.9	$5,567.9	$6,916.8	$7,062.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019
Asset Managers	$2.5	$—	$—	$1.7	$—	$—	$2.5	$1.7	$4,146.4	$4,584.1	$4,148.9	$4,585.8
Banks, Broker-dealers	250.4	250.7	589.9	526.7	115.3	206.8	955.6	984.2	1,105.5	983.8	2,061.1	1,968.0
Corporates	113.1	81.3	—	—	247.6	154.4	360.7	235.7	—	—	360.7	235.7
Other	161.2	73.7	179.1	195.5	5.8	4.1	346.1	273.3	—	—	346.1	273.3
Total	$527.2	$405.7	$769.0	$723.9	$368.7	$365.3	$1,664.9	$1,494.9	$5,251.9	$5,567.9	$6,916.8	$7,062.8

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

The following tables reflect our top exposures to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure, as reflected in the Consolidated Statements of Financial Condition (in millions):

	May 31, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Italy	$1,676.3	$(882.6)	$(303.9)	$—	$—	$0.4	$—	$490.2	$490.2
Netherlands	576.3	(199.6)	1.0	—	4.2	0.1	—	382.0	382.0
United Kingdom	351.0	(179.2)	(36.0)	0.1	76.9	12.0	107.1	224.8	331.9
Germany	352.3	(268.2)	112.0	—	66.8	8.2	13.5	271.1	284.6
Japan	150.6	(127.3)	168.1	—	21.4	—	15.4	212.8	228.2
Canada	155.1	(94.3)	8.6	—	38.6	22.7	1.1	130.7	131.8
Hong Kong	19.3	(15.5)	—	—	0.2	0.1	104.0	4.1	108.1
Switzerland	97.9	(57.5)	—	—	37.2	2.6	4.5	80.2	84.7
China	354.7	(267.9)	(22.3)	—	—	—	—	64.5	64.5
Luxembourg	94.4	(49.3)	—	—	0.7	—	—	45.8	45.8
Total	$3,827.9	$(2,141.4)	$(72.5)	$0.1	$246.0	$46.1	$245.6	$1,906.2	$2,151.8

	November 30, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Netherlands	$946.0	$(329.7)	$(100.1)	$—	$42.6	$0.5	$—	$559.3	$559.3
United Kingdom	416.1	(199.9)	(124.4)	—	60.7	37.6	54.1	190.1	244.2
Italy	1,262.3	(1,192.4)	105.4	—	—	0.4	—	175.7	175.7
France	423.4	(296.2)	(93.1)	—	94.2	40.9	—	169.2	169.2
Canada	380.4	(362.2)	7.4	—	0.3	81.2	1.9	107.1	109.0
Spain	249.2	(137.3)	(25.7)	—	3.3	—	—	89.5	89.5
Japan	76.0	(171.6)	133.8	—	24.7	—	13.2	62.9	76.1
China	283.3	(236.9)	25.6	—	—	—	—	72.0	72.0
Mexico	112.0	(68.3)	13.0	—	—	—	—	56.7	56.7
Germany	238.2	(321.3)	19.3	—	88.3	14.4	13.6	38.9	52.5
Total	$4,386.9	$(3,315.8)	$(38.8)	$—	$314.1	$175.0	$82.8	$1,521.4	$1,604.2

At May 31, 2020, we have no material exposure to countries where either sovereign or non-sovereign sectors pose potential default risk as the result of liquidity concerns.

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

Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees. We have adopted enhanced cleaning practices across our offices, have restricted business travel, and have monitored the health and welfare of our employees and worked actively with many individuals diagnosed with COVID-19. We implemented our Business Continuity Planning plan and have largely moved to a remote working environment across all functions without any significant disruptions to our business or control processes. Additionally, we are working continuously with all of our critical vendors regarding their own pandemic responses to ensure there is minimal impact on our business operations.

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

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 31, 2020. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of May 31, 2020.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended May 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the "Contingencies" section in Note 19, Commitments, Contingencies and Guarantees, in the Notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

The effects of the outbreak of the novel coronavirus (COVID-19) have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients' operations, which could have an adverse effect on our business, financial condition and results of operations. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world's most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states, including New York, where we are headquartered, have declared states of emergency. Similar impacts have been experienced in every country in which we do business. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

•Employees contracting COVID-19
•Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations
•Unavailability of key personnel necessary to conduct our business activities
•Unprecedented volatility in global financial markets
•Reductions in revenue across our operating businesses
•Delay in planned entry into, or expansion of, investments or projects in China and surrounding areas
•Closure of our offices or the offices of our clients
•De-globalization

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

A sustained and continuing market downturn could lead to or exacerbate declines in the number of securities transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads. Correspondingly, a reduction of prices of the securities we hold in inventory or as investments would lead to reduced revenues.

Revenues from our asset management businesses have been and may continue to be negatively impacted by declining securities prices, as well as widely fluctuating securities prices. Because our asset management businesses hold long and short positions in equity and debt securities, changes in the prices of these securities, as well as any decrease in the liquidity of these securities, may materially and adversely affect our revenues from asset management.

Similarly, our merchant banking businesses may suffer from the above-mentioned impacts of COVID-19 including employee and customer illnesses and quarantines, cancellations of events and travel, reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. As an example, an overall reduction in business activity has led to a decrease in global demand for oil and natural gas thereby causing historically low prices for these commodities. Such dramatic price decreases may have a material adverse effect on our investments in Vitesse Energy Finance and JETX Energy.
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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the second quarter of 2020 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2020 to March 31, 2020	8,158,899	$17.37	8,158,899	$97,962
April 1, 2020 to April 30, 2020	200,000	$12.53	200,000	$95,456
May 1, 2020 to May 31, 2020	1,770,794	$12.49	1,770,794	$73,335
Total	10,129,693		10,129,693

(1)In January 2020, the Board of Directors approved an additional $250 million share repurchase authorization. In March 2020, having completed the repurchase of shares under the previous authorization, the Board of Directors approved an additional share repurchase authorization of $100 million. At May 31, 2020, $73.3 million remains available for future purchases. In June 2020, the Board of Directors increased the share repurchase authorization to $250 million, including the $73.3 million.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended May 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: July 9, 2020	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)