Form 10-Q
period 2020-08-31
Jefferies Financial Group Inc.
filed 2020-10-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer's classes of common stock at October 8, 2020 was 255,434,677.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
August 31, 2020 and November 30, 2019
(Dollars in thousands, except par value)
(Unaudited)

	August 31, 2020	November 30, 2019
ASSETS
Cash and cash equivalents	$8,426,832	$7,678,821
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	986,117	796,797
Financial instruments owned, at fair value (including securities pledged of $12,793,080 and $12,058,522):	17,986,721	16,895,741
Loans to and investments in associated companies	1,539,356	1,652,957
Securities borrowed	7,268,413	7,624,642
Securities purchased under agreements to resell	5,327,391	4,299,598
Securities received as collateral, at fair value	4,413	9,500
Receivables	5,029,136	5,744,106
Property, equipment and leasehold improvements, net	915,896	385,029
Intangible assets, net and goodwill	1,914,542	1,922,934
Other assets	2,375,171	2,450,109
Total assets (1)	$51,773,988	$49,460,234

LIABILITIES
Short-term borrowings	$805,381	$548,490
Financial instruments sold, not yet purchased, at fair value	10,994,556	10,532,460
Securities loaned	1,929,737	1,525,140
Securities sold under agreements to repurchase	7,258,972	7,504,670
Other secured financings	3,376,257	3,070,611
Obligation to return securities received as collateral, at fair value	4,413	9,500
Lease liabilities	598,363	—
Payables, expense accruals and other liabilities	8,792,748	8,179,013
Long-term debt	8,419,837	8,337,061
Total liabilities (1)	42,180,264	39,706,945

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	24,273	26,605
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 259,245,885 and 291,644,153 shares issued and outstanding, after deducting 57,216,727 and 24,818,459 shares held in treasury	259,246	291,644
Additional paid-in capital	3,083,137	3,627,711
Accumulated other comprehensive income (loss)	(196,407)	(273,039)
Retained earnings	6,264,689	5,933,389
Total Jefferies Financial Group Inc. shareholders' equity	9,410,665	9,579,705
Noncontrolling interests	33,786	21,979
Total equity	9,444,451	9,601,684

Total	$51,773,988	$49,460,234
(1)    Total assets include assets related to variable interest entities of $637.5 million and $645.8 million at August 31, 2020 and November 30, 2019, respectively, and Total liabilities include liabilities related to variable interest entities of $3,377.3 million and $3,071.1 million at August 31, 2020 and November 30, 2019, respectively. See Note 7 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended August 31, 2020 and 2019
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Revenues:
Commissions and other fees	$204,032	$171,000	$626,434	$493,560
Principal transactions	623,283	(20,920)	1,421,485	465,451
Investment banking	615,837	410,796	1,595,330	1,126,479
Interest income	219,843	410,467	782,941	1,243,278
Manufacturing revenues	119,751	82,565	282,737	248,227
Other	42,753	169,248	186,367	351,544
Total revenues	1,825,499	1,223,156	4,895,294	3,928,539
Interest expense of Jefferies Group	209,329	366,378	745,207	1,141,661
Net revenues	1,616,170	856,778	4,150,087	2,786,878

Expenses:
Compensation and benefits	760,837	446,882	2,029,497	1,367,034
Cost of sales	82,657	85,773	235,871	233,109
Floor brokerage and clearing fees	66,743	50,858	201,403	163,113
Interest expense	21,512	23,663	64,226	69,819
Depreciation and amortization	39,520	39,880	119,356	110,600
Selling, general and other expenses	237,712	268,742	784,668	718,910
Total expenses	1,208,981	915,798	3,435,021	2,662,585

Income (loss) before income taxes and income (loss) related to associated companies	407,189	(59,020)	715,066	124,293
Income (loss) related to associated companies	5,053	72,283	(69,523)	121,766
Income before income taxes	412,242	13,263	645,543	246,059
Income tax provision (benefit)	107,403	(36,131)	185,138	(522,626)
Net income	304,839	49,394	460,405	768,685
Net (income) loss attributable to the noncontrolling interests	324	116	5,033	(759)
Net (income) loss attributable to the redeemable noncontrolling interests	650	242	1,130	(47)
Preferred stock dividends	(1,404)	(1,275)	(4,230)	(3,827)

Net income attributable to Jefferies Financial Group Inc. common shareholders	$304,409	$48,477	$462,338	$764,052

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$1.08	$0.16	$1.58	$2.44

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$1.07	$0.15	$1.57	$2.41

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended August 31, 2020 and 2019
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Net income	$304,839	$49,394	$460,405	$768,685
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(7), $58, $141 and $196	(22)	198	411	577
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0, $0, $0 and $(545,054)	—	—	—	(543,178)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(7), $58, $141 and $545,250	(22)	198	411	(542,601)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $24,621, $(9,597), $13,636 and $(12,314)	70,758	(30,070)	35,815	(39,263)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0,$0, $0 and $0	—	—	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $24,621, $(9,597), $13,636 and $(12,314)	70,758	(30,070)	35,815	(39,263)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(45,669), $1,984, $13,437 and $8,791	(133,915)	5,889	39,373	26,040
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $(224), $0, $306 and $(166)	656	—	(898)	493
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(45,445), $1,984, $13,131 and $8,957	(133,259)	5,889	38,475	26,533

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income (loss), net of income tax provision (benefit) of $0, $0, $0 and $161	—	—	—	(470)
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $0, $0, $0 and $(161)	—	—	—	(470)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(220), $(120), $(658) and $(361)	644	355	1,931	1,063
Net change in pension liability, net of income tax provision (benefit) of $220, $120, $658 and $361	644	355	1,931	1,063

Other comprehensive income (loss), net of income taxes	(61,879)	(23,628)	76,632	(554,738)

Comprehensive income	242,960	25,766	537,037	213,947
Comprehensive (income) loss attributable to the noncontrolling interests	324	116	5,033	(759)
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	650	242	1,130	(47)
Preferred stock dividends	(1,404)	(1,275)	(4,230)	(3,827)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$242,530	$24,849	$538,970	$209,314
See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended August 31, 2020 and 2019
(In thousands)
(Unaudited)

	For the Nine Months Ended
	August 31, 2020	August 31, 2019

Net cash flows from operating activities:
Net income	$460,405	$768,685
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision	106,501	8,148
Recognition of accumulated other comprehensive income lodged taxes	—	(544,583)
Depreciation and amortization of real estate, property, equipment and leasehold improvements	109,877	100,679
Other amortization	7,942	(13,252)
Share-based compensation	29,554	37,036
Provision for doubtful accounts	32,344	21,375
(Income) loss related to associated companies	91,805	(193,380)
Distributions from associated companies	54,916	249,895
Net (gains) losses related to property and equipment, and other assets	59,125	(56,706)
Lease expense	67,555	—
Lease payments	(59,155)	—
Net change in:
Securities deposited with clearing and depository organizations	(20,955)	(153)
Financial instruments owned, at fair value	(1,038,140)	123,734
Securities borrowed	382,907	(1,410,295)
Securities purchased under agreements to resell	(979,989)	(1,772,192)
Receivables from brokers, dealers and clearing organizations	261,569	268,321
Receivables from customers of securities operations	524,860	329,504
Other receivables	(42,659)	(47,657)
Other assets	(153,557)	(100,165)
Financial instruments sold, not yet purchased, at fair value	366,737	921,280
Securities loaned	387,692	387,016
Securities sold under agreements to repurchase	(260,144)	(346,031)
Payables to brokers, dealers and clearing organizations	(81,905)	(169,021)
Payables to customers of securities operations	128,167	422,840
Trade payables, expense accruals and other liabilities	651,918	(328,902)
Other	220,488	92,502
Net cash provided by (used for) operating activities	1,307,858	(1,251,322)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(146,416)	(164,165)
Proceeds from disposals of property and equipment, and other assets	4,847	20,134
Acquisitions, net of cash acquired	—	100,743
Advances on notes, loans and other receivables	(601,068)	(333,198)
Collections on notes, loans and other receivables	546,676	202,516
Loans to and investments in associated companies	(1,390,779)	(172,493)
Capital distributions and loan repayments from associated companies	1,372,779	31,269
Purchases of investments (other than short-term)	(906)	(2,995)
Proceeds from maturities of investments	2,025	531,104
Proceeds from sales of investments	19,939	890,259
Other	4,499	—
Net cash provided by (used for) investing activities	$(188,404)	$1,103,174
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the nine months ended August 31, 2020 and 2019
(In thousands)
(Unaudited)

	For the Nine Months Ended
	August 31, 2020	August 31, 2019

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$2,362,574	$2,493,735
Repayment of debt	(2,121,748)	(2,141,271)
Net change in other secured financings	303,893	972,296
Net change in bank overdrafts	(37,758)	(9,028)
Distributions to noncontrolling interests	(1,719)	(2,481)
Contributions from noncontrolling interests	18,558	6,771
Purchase of common shares for treasury	(623,469)	(372,849)
Dividends paid	(122,871)	(112,455)
Other	821	792
Net cash provided by (used for) financing activities	(221,719)	835,510

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	19,723	(18,243)

Net increase in cash, cash equivalents and restricted cash	917,458	669,119

Cash, cash equivalents and restricted cash at beginning of period	8,480,435	6,012,662

Cash, cash equivalents and restricted cash at end of period	$9,397,893	$6,681,781

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	August 31, 2020	August 31, 2019

Cash and cash equivalents	$8,426,832	$6,011,350
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	930,174	623,363
Other assets	40,887	47,068
Total cash, cash equivalents and restricted cash	$9,397,893	$6,681,781

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended August 31, 2020 and 2019
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, June 1, 2020	$267,111	$3,191,893	$(134,528)	$6,002,078	$9,326,554	$34,559	$9,361,113
Net income attributable to Jefferies Financial Group Inc. common shareholders				304,409	304,409		304,409
Net loss attributable to the noncontrolling interests					—	(324)	(324)
Other comprehensive loss, net of taxes			(61,879)		(61,879)		(61,879)
Contributions from noncontrolling interests					—	1,054	1,054
Distributions to noncontrolling interests					—	(1,503)	(1,503)
Share-based compensation expense		8,870			8,870		8,870
Purchase of common shares for treasury	(7,888)	(120,329)			(128,217)		(128,217)
Dividends ($0.15 per common share)				(41,798)	(41,798)		(41,798)
Other	23	2,703			2,726	—	2,726
Balance, August 31, 2020	$259,246	$3,083,137	$(196,407)	$6,264,689	$9,410,665	$33,786	$9,444,451

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, June 1, 2019	$290,687	$3,559,156	$(242,824)	$6,246,852	$9,853,871	$23,490	$9,877,361
Net income attributable to Jefferies Financial Group Inc. common shareholders				48,477	48,477		48,477
Net loss attributable to the noncontrolling interests					—	(116)	(116)
Other comprehensive loss, net of taxes			(23,628)		(23,628)		(23,628)
Contributions from noncontrolling interests					—	66	66
Issuance of shares for HomeFed acquisition	9,295	168,585			177,880	3,900	181,780
Share-based compensation expense		12,150			12,150		12,150
Change in fair value of redeemable noncontrolling interests		(2,558)			(2,558)		(2,558)
Purchase of common shares for treasury	(401)	(7,740)			(8,141)		(8,141)
Dividends ($0.125 per common share)				(40,015)	(40,015)		(40,015)
Other	287	2,119			2,406	(1)	2,405
Balance, August 31, 2019	$299,868	$3,731,712	$(266,452)	$6,255,314	$10,020,442	$27,339	$10,047,781

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine months ended August 31, 2020 and 2019
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2019	$291,644	$3,627,711	$(273,039)	$5,933,389	$9,579,705	$21,979	$9,601,684
Net income attributable to Jefferies Financial Group Inc. common shareholders				462,338	462,338		462,338
Net loss attributable to the noncontrolling interests					—	(5,033)	(5,033)
Other comprehensive income, net of taxes			76,632		76,632		76,632
Contributions from noncontrolling interests					—	18,558	18,558
Distributions to noncontrolling interests					—	(1,719)	(1,719)
Share-based compensation expense		29,554			29,554		29,554
Change in fair value of redeemable noncontrolling interests		3,875			3,875		3,875
Purchase of common shares for treasury	(32,756)	(589,499)			(622,255)		(622,255)
Dividends ($0.45 per common share)				(131,038)	(131,038)		(131,038)
Other	358	11,496			11,854	1	11,855
Balance, August 31, 2020	$259,246	$3,083,137	$(196,407)	$6,264,689	$9,410,665	$33,786	$9,444,451

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2018	$307,515	$3,854,847	$288,286	$5,610,218	$10,060,866	$18,391	$10,079,257
Net income attributable to Jefferies Financial Group Inc. common shareholders				764,052	764,052		764,052
Net income attributable to the noncontrolling interests					—	759	759
Other comprehensive loss, net of taxes			(554,738)		(554,738)		(554,738)
Contributions from noncontrolling interests					—	6,771	6,771
Distributions to noncontrolling interests					—	(2,481)	(2,481)
Issuance of shares for HomeFed acquisition	9,295	168,585			177,880	3,900	181,780
Share-based compensation expense		37,036			37,036		37,036
Change in fair value of redeemable noncontrolling interests		(1,437)			(1,437)		(1,437)
Purchase of common shares for treasury	(17,891)	(337,389)			(355,280)		(355,280)
Dividends ($0.375 per common share)				(118,956)	(118,956)		(118,956)
Other	949	10,070			11,019	(1)	11,018
Balance, August 31, 2019	$299,868	$3,731,712	$(266,452)	$6,255,314	$10,020,442	$27,339	$10,047,781

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

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at August 31, 2020. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band and is preparing to upgrade its service to 5G. Linkem is accounted for under the equity method.

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

Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2021 ($71.6 million principal outstanding at August 31, 2020), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM.

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

During the nine months ended August 31, 2020, other than the following, there were no significant changes made to the Company's significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board ("FASB") guidance on leases (the "new lease standard") on December 1, 2019. These lease policy updates are applied using a modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

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

Receivables

At August 31, 2020 and November 30, 2019, Receivables include receivables from brokers, dealers and clearing organizations of $2,755.8 million and $3,011.0 million, respectively, and receivables from customers of securities operations of $956.8 million and $1,490.9 million, respectively.

Our subsidiary, Foursight Capital, had auto loan receivables of $734.5 million and $741.2 million at August 31, 2020 and November 30, 2019, respectively. Of these amounts, $600.5 million and $621.2 million at August 31, 2020 and November 30, 2019, respectively, were in securitized vehicles. See Notes 6 and 7 for additional information on Foursight Capital's securitization activities. Based primarily on Beacon credit scores, Foursight Capital classifies its auto loan receivables as prime, near-prime and sub-prime based on the perceived credit risk at origination and generally considers prime receivables as those with a Beacon score of 680 and above, near-prime with scores between 620 and 679 and sub-prime with scores below 620. The credit quality classification at August 31, 2020 and November 30, 2019 was approximately 14% and 15% prime, 52% and 53% near-prime and 34% and 32% sub-prime, respectively.
Other Investments

At August 31, 2020 and November 30, 2019, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $104.8 million and $172.8 million, respectively. Impairments recognized on these investments were $0.3 million and $2.3 million during the three months ended August 31, 2020 and 2019, respectively, and $20.9 million and $2.3 million during the nine months ended August 31, 2020 and 2019, respectively .

Capitalization of Interest

We capitalize interest on qualifying HomeFed real estate assets. During the three and nine months ended August 31, 2020, capitalized interest of $1.6 million and $6.4 million, respectively, was allocated among all of HomeFed's projects that are currently under development.

Payables, expense accruals and other liabilities

At August 31, 2020 and November 30, 2019, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $2,546.5 million and $2,621.7 million, respectively, and payables to customers of securities operations of $3,936.8 million and $3,808.6 million, respectively.

Supplemental Cash Flow Information

	For the Nine Months Ended
	August 31, 2020	August 31, 2019
	(In thousands)
Cash paid during the year for:
Interest	$880,853	$1,257,311
Income tax payments (refunds), net	$(13,514)	$25,825

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

Accounting Developments - Accounting Standards Adopted in Current Annual Reporting Period

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

Note 3.  Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $928.2 million and $586.9 million at August 31, 2020 and November 30, 2019, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,594,722	$63,256	$77,941	$—	$2,735,919
Corporate debt securities	—	2,720,644	23,269	—	2,743,913
Collateralized debt obligations and collateralized loan obligations	—	68,287	36,122	—	104,409
U.S. government and federal agency securities	3,164,472	92,036	—	—	3,256,508
Municipal securities	—	358,292	—	—	358,292
Sovereign obligations	1,686,522	877,334	—	—	2,563,856
Residential mortgage-backed securities	—	975,166	28,317	—	1,003,483
Commercial mortgage-backed securities	—	1,091,406	4,663	—	1,096,069
Other asset-backed securities	—	48,734	63,337	—	112,071
Loans and other receivables	—	2,117,162	162,941	—	2,280,103
Derivatives	2,897	2,086,407	52,195	(1,611,815)	529,684
Investments at fair value	—	45,156	172,498	—	217,654
FXCM term loan	—	—	56,542	—	56,542
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$7,448,613	$10,543,880	$677,825	$(1,611,815)	$17,058,503

Loans to and investments in associated companies	$—	$8,404	$34,688	$—	$43,092
Securities received as collateral, at fair value	$4,413	$—	$—	$—	$4,413

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,295,391	$12,533	$4,367	$—	$2,312,291
Corporate debt securities	—	1,448,558	148	—	1,448,706
U.S. government and federal agency securities	2,722,907	—	—	—	2,722,907
Sovereign obligations	1,452,399	1,096,176	—	—	2,548,575
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,432,113	46,594	—	1,478,707
Derivatives	1,031	2,207,365	74,620	(1,799,681)	483,335
Total financial instruments sold, not yet purchased, at fair value	$6,471,728	$6,196,745	$125,764	$(1,799,681)	$10,994,556
Short-term borrowings	$—	$21,829	$—	$—	$21,829
Other secured financings	$—	$—	$3,402	$—	$3,402
Long-term debt	$—	$891,845	$630,260	$—	$1,522,105
Obligation to return securities received as collateral, at fair value	$4,413	$—	$—	$—	$4,413

	November 30, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,507,164	$218,403	$58,426	$—	$2,783,993
Corporate debt securities	—	2,472,245	7,490	—	2,479,735
Collateralized debt obligations and collateralized loan obligations	—	124,225	28,788	—	153,013
U.S. government and federal agency securities	2,101,624	158,618	—	—	2,260,242
Municipal securities	—	742,326	—	—	742,326
Sovereign obligations	1,330,026	1,405,827	—	—	2,735,853
Residential mortgage-backed securities	—	1,069,066	17,740	—	1,086,806
Commercial mortgage-backed securities	—	424,060	6,110	—	430,170
Other asset-backed securities	—	303,847	42,563	—	346,410
Loans and other receivables	—	2,460,551	114,080	—	2,574,631
Derivatives	2,809	1,833,907	14,889	(1,433,197)	418,408
Investments at fair value	—	32,688	205,412	—	238,100
FXCM term loan	—	—	59,120	—	59,120
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$5,941,623	$11,245,763	$554,618	$(1,433,197)	$16,308,807

Securities purchased under agreements to resell	$—	$—	$25,000	$—	$25,000
Securities received as collateral, at fair value	$9,500	$—	$—	$—	$9,500

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,755,601	$7,438	$4,487	$—	$2,767,526
Corporate debt securities	—	1,471,142	340	—	1,471,482
U.S. government and federal agency securities	1,851,981	—	—	—	1,851,981
Sovereign obligations	1,363,475	941,065	—	—	2,304,540
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,600,228	9,463	—	1,609,691
Derivatives	871	2,066,455	92,057	(1,632,178)	527,205
Total financial instruments sold, not yet purchased, at fair value	$5,971,928	$6,086,328	$106,382	$(1,632,178)	$10,532,460

Short-term borrowings	$—	$20,981	$—	$—	$20,981
Long-term debt	$—	$735,216	$480,069	$—	$1,215,285
Obligation to return securities received as collateral, at fair value	$9,500	$—	$—	$—	$9,500

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

Commercial Mortgage-Backed Securities

•Agency Commercial Mortgage-Backed Securities:  Government National Mortgage Association ("GNMA") project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates and cash flow structures. Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.
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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
August 31, 2020
Equity Long/Short Hedge Funds (2)	$322,020	$—
Equity Funds (3)	31,477	13,510
Commodity Fund (4)	16,204	—
Multi-asset Funds (5)	558,452	—
Other Funds (6)	65	—
Total	$928,218	$13,510

November 30, 2019
Equity Long/Short Hedge Funds (2)	$291,593	$—
Equity Funds (3)	44,576	14,621
Commodity Fund (4)	16,025	—
Multi-asset Funds (5)	234,583	—
Other Funds (6)	157	—
Total	$586,934	$14,621

(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At August 31, 2020 and November 30, 2019, 6% and 6%, respectively, of investments in this category are redeemable quarterly with 60 days prior written notice.
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to be liquidated in approximately one to eight years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At August 31, 2020 and November 30, 2019, investments representing approximately 58% and 5%, respectively, of the fair value of investments in this category are redeemable monthly with 30 or 60 days prior written notice.
(6)This category includes investments in a fund that invests in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt and private equity investments and there are no redemption provisions. This category also includes investments in a fund of funds that invests in various private equity funds that are managed by us and have no redemption provisions. Investments in the fund of funds are gradually being liquidated, however, the timing of when the proceeds will be received is uncertain.

Investments at fair value also include our investment in The We Company. We invested $9.0 million in The We Company in 2013 and currently own less than 1% of The We Company. Our interest in The We Company is reflected in Financial instruments owned, at fair value of $9.6 million and $53.8 million at August 31, 2020 and November 30, 2019, respectively.
Investment in FXCM

Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2021 ($71.6 million principal outstanding at August 31, 2020), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

We estimate the fair value of our term loan by using a valuation model with inputs including management's assumptions concerning the amount and timing of expected cash flows, the loan's implied credit rating and effective yield. Because of these inputs and the degree of judgment involved, we have categorized our term loan within Level 3 of the fair value hierarchy.

Loans to and Investments in Associated Companies

Corporate bonds are measured primarily using pricing data from external pricing services and are categorized within Level 2 of the fair value hierarchy. Non-exchange-traded equity warrants with no pricing from external pricing services are generally categorized within Level 3 of the fair value hierarchy. The warrants are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, interest rate curve, strike price and maturity date.

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

Other Secured Financings

Other secured financings that are accounted for at fair value are classified within Level 3 of the fair value hierarchy. Fair value is based on estimates of future cash flows incorporating assumptions regarding recovery rates.

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

Nonrecurring Fair Value Measurements
HomeFed has a 49% membership interest in the RedSky JZ Fulton Investors ("RedSky JZ Fulton Mall") joint venture, which owns a property in Brooklyn, New York. The property consists of 14 separate tax lots, divided into two development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights. During the three months ended February 29, 2020, difficulties were encountered with attempts to refinance debt within the investment. We viewed this, combined with a softening of the Brooklyn, New York real estate market during the quarter, as a triggering event and evaluated HomeFed's equity method investment in RedSky JZ Fulton Mall to determine if there was an impairment. In connection with this evaluation, we obtained an appraisal which reflected a reduction in the value of the investment in comparison to an earlier appraisal obtained shortly before the beginning of the quarter. The appraisal was based off of Level 3 inputs consisting of prices of comparable properties and the appraisal indicated that the value of the property was worth less than the debt outstanding. HomeFed recorded an impairment charge of $55.6 million within Income (loss) related to associated companies during the nine months ended August 31, 2020, which represented all of its carrying value in the joint venture.

Due to a decline in oil and gas prices during the second quarter of 2020, Vitesse Energy Finance performed impairment analyses on its proven oil and gas properties in the Denver-Julesburg Basin ("DJ Basin") of Wyoming and Colorado and the Bakken Shale oil field in North Dakota. Vitesse Energy Finance first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of May 31, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the oil and gas properties. No impairment of the Bakken Shale oil field assets was necessary as the undiscounted future net cash flows significantly exceeded the carrying value of these assets. As undiscounted future net cash flows were lower than the carrying value of the DJ Basin properties, Vitesse Energy Finance then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, Vitesse Energy Finance used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of Vitesse Energy Finance's proven oil and gas properties in the DJ Basin totaled $26.8 million, which was $13.2 million lower than the carrying value as of the end of the second quarter of 2020. As a result, an impairment charge of $13.2 million was recorded in Selling, general and other expenses during the nine months ended August 31, 2020.

Due to a decline in oil and gas prices during the first quarter of 2020, JETX Energy performed an impairment analysis for its oil and gas properties in the East Eagle Ford. JETX Energy first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of February 29, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the proven properties. As the undiscounted future net cash flows were lower than the carrying value, JETX Energy then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, JETX Energy used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of JETX Energy's proven oil and gas properties in the East Eagle Ford totaled $9.6 million, which was $33.0 million lower than the carrying value as of the end of first quarter of 2020. As a result, an impairment charge of $33.0 million was recorded in Selling, general and other expenses during the nine months ended August 31, 2020.

Level 3 Rollforwards

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2020 (in thousands):

Three Months Ended August 31, 2020
	Balance, May 31, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2020	Changes in unrealized gains/losses included in earnings relating to instruments still held at August 31, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$76,140	$(597)	$779	$—	$—	$—	$1,619	$77,941	$(597)
Corporate debt securities	25,178	(889)	4	(394)	—	—	(630)	23,269	(881)
CDOs and CLOs	31,551	3,813	39	(7,539)	(2,318)	—	10,576	36,122	159
Residential mortgage-backed securities	22,339	1,240	—	—	(774)	—	5,512	28,317	1,262
Commercial mortgage-backed securities	4,461	202	—	—	—	—	—	4,663	198
Other asset-backed securities	86,062	(1,585)	3,313	—	(7,442)	—	(17,011)	63,337	(5,101)
Loans and other receivables	121,129	13,109	18,492	(13,897)	(355)	—	24,463	162,941	13,440
Investments at fair value	154,238	24,179	7,183	—	(13,102)	—	—	172,498	23,030
FXCM term loan	53,765	2,777	—	—	—	—	—	56,542	2,777
Loans to and investments in associated companies	—	—	—	—	—	—	34,688	34,688	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,190	$(12)	$—	$—	$—	$—	$189	$4,367	$12
Corporate debt securities	163	(15)	—	—	—	—	—	148	15
Commercial mortgage-backed securities	140	—	(140)	35	—	—	—	35	—
Loans	10,674	6,636	(23,001)	3,558	—	—	48,727	46,594	(6,591)
Net derivatives (2)	45,131	(12,175)	(1,404)	13,089	(648)	—	(21,568)	22,425	12,007
Other secured financings	—	(617)	—	—	—	4,019	—	3,402	617
Long-term debt (1)	497,040	130,463	—	—	—	5,749	(2,992)	630,260	(42,163)

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at August 31, 2020 were losses of $88.3 million during the three months ended August 31, 2020.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended August 31, 2020

During the three months ended August 31, 2020, transfers of assets of $64.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $31.8 million, CDOs and CLOs of $19.5 million, other asset-backed securities of $5.8 million and residential mortgage-backed securities of $5.5 million due to reduced pricing transparency.

During the three months ended August 31, 2020, transfers of assets into Level 3 also include $34.7 million related to Loans to and investments in associated companies.

During the three months ended August 31, 2020, transfers of assets of $39.9 million from Level 3 to Level 2 are primarily attributed to:
•Other asset-backed securities of $22.9 million, CDOs and CLOs of $8.9 million and loans and other receivables of $7.4 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended August 31, 2020, transfers of liabilities of $54.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans of $50.1 million and net derivatives of $4.1 million due to reduced pricing and market transparency.
During the three months ended August 31, 2020, transfers of liabilities of $30.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $25.6 million and structured notes of $3.0 million due to greater pricing and market pricing transparency.

Net gains on Level 3 assets were $42.2 million and net losses on Level 3 liabilities were $124.3 million for the three months ended August 31, 2020. Net gains on Level 3 assets were primarily due to increased market values across investments at fair value, loans and other receivables, CDOs and CLOs and the FXCM term loan, partially offset by decreased market values across other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain structured notes, partially offset by decreased market values across derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2020 (in thousands):

Nine Months Ended August 31, 2020
	Balance, November 30, 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2020	Changes in unrealized gains/losses included in earnings relating to instruments still held at August 31, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$58,426	$(3,914)	$3,406	$(13,555)	$—	$—	$33,578	$77,941	$(775)
Corporate debt securities	7,490	(162)	285	(489)	(602)	—	16,747	23,269	(591)
CDOs and CLOs	28,788	(8,000)	10,883	(20,935)	(6,847)	—	32,233	36,122	(20,739)
Residential mortgage-backed securities	17,740	(1,347)	7,625	—	(496)	—	4,795	28,317	(1,811)
Commercial mortgage-backed securities	6,110	232	—	—	(1,785)	—	106	4,663	807
Other asset-backed securities	42,563	(3,495)	29,096	(664)	(22,125)	—	17,962	63,337	(13,012)
Loans and other receivables	114,080	966	309,982	(208,958)	(57,371)	—	4,242	162,941	1,291
Investments at fair value	205,412	(62,415)	42,771	(168)	(13,102)	—	—	172,498	(64,263)
FXCM term loan	59,120	(2,578)	—	—	—	—	—	56,542	(2,578)
Loans to and investments in associated companies	—	—	—	—	—	—	34,688	34,688	—
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,487	$258	$(567)	$—	$—	$—	$189	$4,367	$98
Corporate debt securities	340	(261)	(325)	394	—	—	—	148	20
Commercial mortgage-backed securities	35	—	(35)	35	—	—	—	35	—
Loans	9,463	2,986	(5,760)	38,531	—	—	1,374	46,594	(3,366)
Net derivatives (2)	77,168	(63,367)	(6,732)	26,656	(1,567)	—	(9,733)	22,425	60,257
Other secured financings	—	(617)	—	—	—	4,019	—	3,402	617
Long-term debt (1)	480,069	10,851	—	—	(2,000)	202,046	(60,706)	630,260	(28,153)

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at August 31, 2020 were gains of $17.3 million during the nine months ended August 31, 2020.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the nine months ended August 31, 2020

During the nine months ended August 31, 2020, transfers of assets of $132.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Corporate equity securities of $36.6 million, CDOs and CLOs of $34.1 million, other asset-backed securities of $23.5 million, corporate debt securities of $18.6 million and loans and other receivables of $13.4 million due to reduced pricing transparency.

During the nine months ended August 31, 2020, transfers of assets into Level 3 also include $34.7 million related to Loans to and investments in associated companies.

During the nine months ended August 31, 2020, transfers of assets of $22.3 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $9.2 million, other asset-backed securities of $5.6 million and corporate equity securities of $3.1 million due to greater pricing transparency supporting classification into Level 2.

During the nine months ended August 31, 2020, transfers of liabilities of $37.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $35.2 million due to reduced pricing transparency.
During the nine months ended August 31, 2020, transfers of liabilities of $106.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes of $60.7 million and net derivatives of $45.0 million due to greater market and pricing transparency.

Net losses on Level 3 assets were $80.7 million and net gains on Level 3 liabilities were $50.1 million for the nine months ended August 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across investments at fair value, CDOs and CLOs, corporate equity securities, other assets-backed securities and the FXCM term loan. Net gains on Level 3 liabilities were primarily due to decreased market values across derivatives, partially offset by increased valuations of certain structured notes.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2019 (in thousands):

Three Months Ended August 31, 2019
	Balance, May 31 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2019	Changes in unrealized gains/ losses included in earnings relating to instruments still held at August 31, 2019 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$59,572	$12,547	$16,508	$(17,502)	$—	$—	$(20,255)	$50,870	$12,067
Corporate debt securities	8,346	(3,072)	1,175	(1,942)	(85)	—	4,866	9,288	(3,047)
CDOs and CLOs	25,912	(1,499)	—	—	(609)	—	6,454	30,258	(2,097)
Residential mortgage-backed securities	17,266	(1,917)	—	(65)	(22)	—	2,667	17,929	(1,435)
Commercial mortgage-backed securities	12,530	(2,003)	—	(1,703)	(3,362)	—	—	5,462	(3,143)
Other asset-backed securities	43,185	(1,689)	13,497	(6,975)	(5,500)	—	(7,920)	34,598	(1,068)
Loans and other receivables	98,484	(2,847)	26,921	(33,409)	(1,287)	—	(12,299)	75,563	(2,392)
Investments at fair value	408,739	(152,162)	1,067	(296)	—	—	35,135	292,483	(152,162)
FXCM term loan	56,600	2,293	—	—	(303)	—	—	58,590	2,293
Securities purchased under agreements to resell	25,000	—	—	—	—	—	—	25,000	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$221	$401	$(221)	$—	$(190)	$—	$—	$211	$(35)
Corporate debt securities	669	(650)	(34)	—	(369)	—	1,586	1,202	649
Commercial mortgage-backed securities	—	—	—	35	—	—	—	35	—
Loans	9,428	(520)	(10,281)	5,384	—	—	12,619	16,630	531
Net derivatives (2)	47,449	(19,519)	—	6,766	(14)	—	16,081	50,763	18,507
Long-term debt (1)	236,562	7,455	—	—	—	114,641	(10,595)	348,063	(8,162)

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at August 31, 2019 were gains of $0.7 million during the three months ended August 31, 2019.
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

Analysis of Level 3 Assets and Liabilities for the three months ended August 31, 2019

During the three months ended August 31, 2019, transfers of assets of $79.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Investments at fair value of $35.1 million and loans and other receivables of $23.7 million due to reduced pricing transparency.

During the three months ended August 31, 2019, transfers of assets of $70.3 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $36.0 million and corporate equity securities of $22.1 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended August 31, 2019, transfers of liabilities of $43.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $17.6 million, loans of $13.3 million and structured notes of $11.0 million due to reduced market and pricing transparency.

During the three months ended August 31, 2019, transfers of liabilities of $23.8 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes of $21.6 million due to greater market transparency.

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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2019 (in thousands):

Nine Months Ended August 31, 2019
	Balance, November 30, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2019	Changes in unrealized gains/ losses included in earnings relating to instruments still held at August 31, 2019 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$52,192	$15,499	$23,172	$(25,431)	$(669)	$—	$(13,893)	$50,870	$14,071
Corporate debt securities	9,484	(4,904)	6,080	(10,544)	(553)	—	9,725	9,288	(5,325)
CDOs and CLOs	36,105	(4,320)	48,112	(43,230)	(3,014)	—	(3,395)	30,258	(6,781)
Residential mortgage-backed securities	19,603	(2,573)	2,166	(2,022)	(171)	—	926	17,929	(2,166)
Commercial mortgage-backed securities	10,886	(2,196)	11	(2,023)	(6,638)	—	5,422	5,462	(4,326)
Other asset-backed securities	53,175	(929)	14,698	(2,494)	(30,623)	—	771	34,598	(961)
Loans and other receivables	46,985	3,933	178,069	(166,496)	(8,379)	—	21,451	75,563	682
Investments at fair value	396,254	(119,110)	42,579	(18,598)	—	—	(8,642)	292,483	(119,110)
FXCM term loan	73,150	(8,669)	1,500	—	(7,391)	—	—	58,590	(8,669)
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$—	$401	$—	$—	$(190)	$—	$—	$211	$(35)
Corporate debt securities	522	(867)	—	—	(524)	—	2,071	1,202	867
Commercial mortgage-backed securities	—	—	—	35	—	—	—	35	—
Loans	6,376	(1,342)	(8,553)	9,929	—	—	10,220	16,630	1,583
Net derivatives (2)	21,614	(48,746)	(2,829)	16,313	1,609	—	62,802	50,763	40,052
Long-term debt (1)	200,745	(5,286)	—	—	(11,250)	204,710	(40,856)	348,063	(4,517)

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at August 31, 2019 were gains of $9.8 million during the nine months ended August 31, 2019.
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

Analysis of Level 3 Assets and Liabilities for the nine months ended August 31, 2019

During the nine months ended August 31, 2019, transfers of assets of $60.2 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $30.6 million, other asset-backed securities of $10.8 million and corporate debt securities of $10.5 million due to reduced pricing transparency.

During the nine months ended August 31, 2019, transfers of assets of $47.8 million from Level 3 to Level 2 are primarily attributed to:
•Corporate equity securities of $14.8 million, other asset-backed securities of $10.0 million, loans and other receivables of $9.2 million and investments at fair value of $8.6 million due to greater pricing transparency supporting classification into Level 2.

During the nine months ended August 31, 2019, transfers of liabilities of $98.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $64.5 million and structured notes of $20.8 million due to reduced market and pricing transparency.

During the nine months ended August 31, 2019, transfers of liabilities of $64.1 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes of $61.7 million due to greater market transparency.

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

August 31, 2020
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value

Corporate equity securities	$77,442
Non-exchange-traded securities		Market approach	Price	$1	to	$213	$84
			EBITDA multiple	$3	to	$4	$3

Corporate debt securities	$23,269	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	22%			—

CDOs and CLOs	$36,122	Discounted cash flows	Constant prepayment rate	2%	to	20%	19%
			Constant default rate	1%	to	2%	2%
			Loss severity	25%	to	50%	28%
			Discount rate/yield	6%	to	26%	17%
		Scenario analysis	Estimated recovery percentage	2%	to	35%	24%

Residential mortgage- backed securities	$28,317	Discounted cash flows	Cumulative loss rate	2%	to	32%	5%
			Duration (years)	1.0 year	to	13.0 years	9.7 years
			Discount rate/yield	4%	to	14%	5%

Commercial mortgage- backed securities	$4,663	Scenario analysis	Estimated recovery percentage	44%			—

Other asset-backed securities	$63,337	Discounted cash flows	Cumulative loss rate	7%	to	72%	18%
			Duration (years)	0.3 years	to	4.2 years	1.8 years
			Discount rate/yield	4%	to	15%	10%
		Market approach	Price	$100			—

Loans and other receivables	$104,212	Market approach	Price	$6	to	$100	$76
		Scenario analysis	Estimated recovery percentage	2%	to	100%	62%

Derivatives	$50,637
Loans total return swaps		Market approach	Price	$97	to	$99	$98
Interest rate swaps		Market approach	Basis points upfront	3	to	20	9

Investments at fair value	$76,654
Private equity securities		Market approach	Price	$2	to	$169	$42
		Scenario analysis	Estimated recovery percentage	33%			—
			Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$56,542
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.5 years	1.5 years

Loans to and investments in associated companies	$34,688
Non-exchange-traded warrants		Market approach	Underlying stock price	$506			—
			Underlying stock price	€15	to	€18	€17
			Volatility	23%	to	59%	25%

August 31, 2020
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,367	Market approach	Transaction level	$1			—

Corporate debt securities	$148	Scenario analysis	Estimated recovery percentage	22%			—

Loans	$46,594	Market approach	Price	$31	to	$97	$70
		Scenario analysis	Estimated recovery percentage	2%			—

Derivatives	$69,615
Equity options		Volatility benchmarking	Volatility	32%	to	46%	39%
Interest rate swaps		Market approach	Basis points upfront	3	to	20	9
Unfunded commitments			Price	$97	to	$99	$98

Other secured financings	$3,402	Scenario analysis	Estimated recovery percentage	60%	to	100%	79%

Long-term debt
Structured notes	$630,260	Market approach	Price	$77	to	$105	$99
			Price	€69	to	€107	€91

November 30, 2019
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average

Financial instruments owned, at fair value
Corporate equity securities	$29,017
Non-exchange-traded securities		Market approach	Price	$1	to	$140	$55
			Underlying stock price	$3	to	$5	$4

Corporate debt securities	$7,490	Scenario analysis	Estimated recovery percentage	23%	to	85%	46%
			Volatility	44%			—
			Credit spread	750			—
			Underlying stock price	£0.4			—

CDOs and CLOs	$28,788	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	1%	to	2%	2%
			Loss severity	25%	to	37%	29%
			Discount rate/yield	12%	to	21%	15%
		Scenario analysis	Estimated recovery percentage	3.25%	to	36.5%	25%

Residential mortgage- backed securities	$17,740	Discounted cash flows	Cumulative loss rate	2%			—
			Duration (years)	6.3 years			—
			Discount rate/yield	3%			—

Commercial mortgage- backed securities	$6,110	Discounted cash flows	Cumulative loss rate	7.3%			—
			Duration (years)	0.2 years			—
			Discount rate/yield	85%			—
		Scenario analysis	Estimated recovery percentage	44%			—

Other asset-backed securities	$42,563	Discounted cash flows	Cumulative loss rate	7%	to	31%	16%
			Duration (years)	0.5 years	to	3 years	1.5 years
			Discount rate/yield	7%	to	15%	11%

Loans and other receivables	$112,574	Market approach	Price	$36	to	$100	$90
		Scenario analysis	Estimated recovery percentage	87%	to	104%	99%
		Discounted cash flows	Term based on the pay off (years)	0 months	to	0.1 years	0.1 years

Derivatives	$13,826
Interest rate swaps		Market approach	Basis points upfront	0	to	16	6
Unfunded commitments			Price	$88			—
Equity options		Volatility benchmarking	Volatility	45%			—

Investments at fair value	$157,504
Private equity securities		Market approach	Price	$8	to	$250	$80
		Scenario analysis	Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$59,120
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.2 years	1.2 years

Securities purchased under agreements to resell	$25,000	Market approach	Spread to 6 month LIBOR	500			—
			Duration (years)	1.5 years			—

November 30, 2019
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,487	Market approach	Transaction level	$1			—

Loans	$9,463	Market approach	Price	$50	to	$100	$88
		Scenario analysis	Estimated recovery percentage	1%			—

Derivatives	$92,057
Equity options		Volatility benchmarking	Volatility	21%	to	61%	43%
Interest rate swaps		Market approach	Basis points upfront	0	to	22	13
Cross currency swaps			Basis points upfront	2			—
Unfunded commitments			Price	$88			—

Long-term debt
Structured notes	$480,069	Market approach	Price	$84	to	$108	$96
			Price	€74	to	€103	€91

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2020 and November 30, 2019, asset exclusions consisted of $156.6 million and $79.9 million, respectively, primarily comprised of certain investments at fair value, derivatives, loans and other receivables and corporate equity securities. At August 31, 2020 and November 30, 2019, liability exclusions consisted of $5.0 million and $0.4 million, respectively, primarily comprised of certain derivatives and commercial mortgage-backed securities.
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•Corporate equity securities, corporate debt securities, loans and other receivables, certain derivatives, other asset-backed securities, private equity securities, loans to and investments in associated companies, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, unfunded commitments, corporate debt securities, other asset-backed securities, loans and other receivables, total return swaps or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of corporate equity securities or non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.
•Loans and other receivables, CDOs and CLOs, commercial mortgage-backed securities, corporate debt securities, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the underlying assets of the financial instruments would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.
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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our investment banking and capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of our bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-backed and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned, at fair value and loan commitments are included in Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value in the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in associated companies in the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes, which are managed by our investment banking and capital markets businesses and are included in Long-term debt and Short-term borrowings in the Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed on a fair value basis. The fair value option has been elected for certain other secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, other receivables, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on short-term borrowings, other secured financings and long-term debt measured at fair value under the fair value option (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Financial instruments owned, at fair value:
Loans and other receivables	$1,704	$2,040	$(11,256)	$(5,458)

Financial instruments sold, not yet purchased, at fair value:
Loans	$367	$—	$(610)	$—
Loan commitments	1,875	(443)	464	(1,200)

Short-term borrowings:
Changes in instrument specific credit risk (1)	$(23)	$—	$(92)	$—
Other changes in fair value (2)	(1,115)	—	(959)	—

Other secured financings:
Other changes in fair value (2)	$617	$—	$617	$—

Long-term debt:
Changes in instrument specific credit risk (1)	$(177,801)	$6,922	$49,369	$34,414
Other changes in fair value (2)	(9,943)	(46,003)	(78,567)	(93,311)

(1)    Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax.
(2)    Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings and other secured financings measured at fair value under the fair value option (in thousands):

	August 31, 2020	November 30, 2019
Financial instruments owned, at fair value:
Loans and other receivables (1)	$1,839,249	$1,546,516
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	334,504	197,215
Long-term debt and short-term borrowings	74,197	74,408
Other secured financings	923	—

(1)    Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.
(2)    Amounts include all loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $29.0 million and $22.2 million at August 31, 2020 and November 30, 2019, respectively.

The aggregate fair value of our loans and other receivables on nonaccrual status and/or 90 days or greater past due was $162.6 million and $127.0 million at August 31, 2020 and November 30, 2019, respectively, which includes loans and other receivables 90 days or greater past due of $13.3 million and $24.8 million at August 31, 2020 and November 30, 2019, respectively.

As of November 30, 2018, we owned 7,514,477 common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares. The change in the fair value of our investment in Spectrum Brands aggregated $24.0 million and $48.8 million for the three and nine months ended August 31, 2019, respectively. We distributed the Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to stockholders of record as of the close of business on September 30, 2019. We recorded a $451.1 million dividend as of the September 16, 2019 declaration date, which was equal to the fair value of Spectrum Brands shares at that time.
We believe accounting for these investments at fair value better reflects the economics of these investments, and quoted market prices for these investments provide an objectively determined fair value at each balance sheet date.
Financial Instruments Not Measured at Fair Value

Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $55.9 million and $35.0 million at August 31, 2020 and November 30, 2019, respectively.

Note 4.  Derivative Financial Instruments

Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Predominantly, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. In addition, we apply hedge accounting to (1) an interest rate swap that has been designated as a fair value hedge of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt and (2) forward foreign exchange contracts designated as hedges to offset the change in the value of certain net investments in foreign operations. See Notes 3 and 19 for additional disclosures about derivative financial instruments.
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
The following tables present the fair value and related number of derivative contracts at August 31, 2020 and November 30, 2019 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
August 31, 2020 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$70,159	1	$—	—
Foreign exchange contracts:
Bilateral OTC	—	—	393	2
Total derivatives designated as accounting hedges	70,159		393

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	781	48,453	73	69,918
Cleared OTC	75,125	3,894	168,467	4,199
Bilateral OTC	689,581	1,480	316,196	621
Foreign exchange contracts:
Exchange-traded	—	—	—	245
Bilateral OTC	416,298	13,561	391,542	13,450
Equity contracts:
Exchange-traded	507,083	906,465	517,384	775,309
Bilateral OTC	351,744	1,939	879,876	1,945
Commodity contracts:
Exchange-traded	—	2,073	—	1,503
Bilateral OTC	25,447	2,287	—	—
Credit contracts:
Cleared OTC	3,165	15	5,567	13
Bilateral OTC	2,116	11	3,518	10
Total derivatives not designated as accounting hedges	2,071,340		2,282,623

Total gross derivative assets/liabilities:
Exchange-traded	507,864		517,457
Cleared OTC	148,449		174,034
Bilateral OTC	1,485,186		1,591,525
Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(504,400)		(504,400)
Cleared OTC	(144,200)		(145,706)
Bilateral OTC	(963,215)		(1,149,575)
Net amounts in the Consolidated Statement of Financial Condition (4)	$529,684		$483,335
(continued)

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2019 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$28,663	1	$—	—
Total derivatives designated as accounting hedges	28,663		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,191	65,226	103	38,464
Cleared OTC	213,224	3,329	284,433	3,443
Bilateral OTC	421,700	1,325	258,857	738
Foreign exchange contracts:
Exchange-traded	—	256	—	199
Bilateral OTC	191,218	9,257	187,836	9,187
Equity contracts:
Exchange-traded	717,494	1,714,538	962,535	1,481,388
Bilateral OTC	248,720	4,731	445,241	4,271
Commodity contracts:
Exchange-traded	—	5,524	—	4,646
Bilateral OTC	20,600	4,084	391	359
Credit contracts:
Cleared OTC	2,514	13	5,768	12
Bilateral OTC	6,281	25	14,219	28
Total derivatives not designated as accounting hedges	1,822,942		2,159,383

Total gross derivative assets/liabilities:
Exchange-traded	718,685		962,638
Cleared OTC	244,401		290,201
Bilateral OTC	888,519		906,544
Amounts offset in Consolidated Statement of Financial Condition (3):
Exchange-traded	(688,871)		(688,871)
Cleared OTC	(222,869)		(266,900)
Bilateral OTC	(521,457)		(676,407)
Net amounts in the Consolidated Statement of Financial Condition (4)	$418,408		$527,205

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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Interest rate swaps	$834	$28,052	$47,303	$69,843
Long-term debt	1,634	(28,519)	(45,539)	(72,288)
Total	$2,468	$(467)	$1,764	$(2,445)

The following table provides information related to gains (losses) on net investment hedges recognized in Net unrealized foreign exchange gains (losses), a component of Other comprehensive income (loss), in the Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Foreign exchange contracts	$(393)	$—	$(393)	$—
Total	$(393)	$—	$(393)	$—

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Interest rate contracts	$(35,462)	$(89,864)	$(40,630)	$(193,715)
Foreign exchange contracts	4,418	(1,839)	2,534	269
Equity contracts	(32,782)	2,236	113,253	(118,354)
Commodity contracts	(18,716)	2,285	42,049	4,057
Credit contracts	(179)	2,687	14,205	11,600
Total	$(82,721)	$(84,495)	$131,411	$(296,143)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at August 31, 2020 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$18,611	$6,836	$—	$—	$25,447
Equity options and forwards	21,437	44,672	15,160	(25,445)	55,824
Total return swaps	74,923	19,764	2,872	(14,666)	82,893
Foreign currency forwards, swaps and options	63,570	28,993	—	(4,477)	88,086
Interest rate swaps, options and forwards	94,956	204,309	222,482	(45,025)	476,722
Total	$273,497	$304,574	$240,514	$(89,613)	728,972
Cross product counterparty netting					(22,759)
Total OTC derivative assets included in Financial instruments owned, at fair value					$706,213

(1)At August 31, 2020, we held net exchange-traded derivative assets, other derivative assets and other credit agreements with a fair value of $25.1 million, which are not included in this table.

(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At August 31, 2020, cash collateral received was $201.6 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$15,474	$370,915	$156,839	$(25,445)	$517,783
Credit default swaps	12	1,108	—	—	1,120
Total return swaps	58,888	103,567	—	(14,666)	147,789
Foreign currency forwards, swaps and options	55,541	11,792	34	(4,477)	62,890
Fixed income forwards	1,404	—	—	—	1,404
Interest rate swaps, options and forwards	42,132	80,469	72,462	(45,025)	150,038
Total	$173,451	$567,851	$229,335	$(89,613)	881,024
Cross product counterparty netting					(22,759)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased, at fair value					$858,265

(1)At August 31, 2020, we held net exchange-traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $14.5 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At August 31, 2020, cash collateral pledged was $389.5 million.
(3)Derivative fair values include counterparty netting within product category.
(4)    Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At August 31, 2020, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$139,436
BBB- to BBB+	15,949
BB+ or lower	353,564
Unrated	197,264
Total	$706,213

(1)    We utilize internal credit ratings determined by the Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
August 31, 2020
Credit protection sold:
Index credit default swaps	$2.0	$45.9	$—	$47.9
Single name credit default swaps	—	6.2	0.2	6.4

November 30, 2019
Credit protection sold:
Index credit default swaps	$3.0	$32.0	$—	$35.0
Single name credit default swaps	3.4	29.0	1.5	33.9

Contingent Features

Certain of Jefferies Group's derivative instruments contain provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Jefferies Group's debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on the derivative instruments in liability positions. The following table presents the aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position, the collateral amounts posted or received in the normal course of business and the potential collateral we would have been required to return and/or post additionally to our counterparties if the credit-risk-related contingent features underlying these agreements were triggered (in millions).

	August 31, 2020	November 30, 2019
Derivative instrument liabilities with credit-risk-related contingent features	$191.4	$42.9
Collateral posted	(120.6)	(3.1)
Collateral received	64.5	114.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	135.3	154.0

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

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
August 31, 2020
Corporate equity securities	$1,317,023	$176,221	$4,413	$1,497,657
Corporate debt securities	605,527	1,661,854	—	2,267,381
Mortgage-backed and asset-backed securities	—	1,680,052	—	1,680,052
U.S. government and federal agency securities	7,187	12,187,529	—	12,194,716
Municipal securities	—	180,837	—	180,837
Sovereign obligations	—	2,636,878	—	2,636,878
Loans and other receivables	—	1,313,667	—	1,313,667
Total	$1,929,737	$19,837,038	$4,413	$21,771,188

November 30, 2019
Corporate equity securities	$1,314,395	$129,558	$—	$1,443,953
Corporate debt securities	191,311	1,730,526	—	1,921,837
Mortgage-backed and asset-backed securities	—	1,745,145	—	1,745,145
U.S. government and federal agency securities	19,434	10,863,997	9,500	10,892,931
Municipal securities	—	498,202	—	498,202
Sovereign obligations	—	3,016,563	—	3,016,563
Loans and other receivables	—	772,926	—	772,926
Total	$1,525,140	$18,756,917	$9,500	$20,291,557

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
August 31, 2020
Securities lending arrangements	$630,163	$—	$553,062	$746,512	$1,929,737
Repurchase agreements	10,606,433	1,695,229	4,243,474	3,291,902	19,837,038
Obligation to return securities received as collateral, at fair value	4,413	—	—	—	4,413
Total	$11,241,009	$1,695,229	$4,796,536	$4,038,414	$21,771,188

November 30, 2019
Securities lending arrangements	$694,821	$—	$672,969	$157,350	$1,525,140
Repurchase agreements	6,614,026	1,556,260	8,988,528	1,598,103	18,756,917
Obligation to return securities received as collateral, at fair value	—	—	9,500	—	9,500
Total	$7,308,847	$1,556,260	$9,670,997	$1,755,453	$20,291,557

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2020 and November 30, 2019, the approximate fair value of securities received as collateral by us that may be sold or repledged was $29.9 billion and $28.7 billion, respectively. At August 31, 2020 and November 30, 2019, a substantial portion of the securities received have been sold or repledged.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at August 31, 2020
Securities borrowing arrangements	$7,268,413	$—	$7,268,413	$(429,615)	$(1,691,674)	$5,147,124
Reverse repurchase agreements	17,905,457	(12,578,066)	5,327,391	(144,353)	(5,141,297)	41,741
Securities received as collateral, at fair value	4,413	—	4,413	—	—	4,413

Liabilities at August 31, 2020
Securities lending arrangements	$1,929,737	$—	$1,929,737	$(429,615)	$(1,467,230)	$32,892
Repurchase agreements	19,837,038	(12,578,066)	7,258,972	(144,353)	(6,622,623)	491,996
Obligation to return securities received as collateral, at fair value	4,413	—	4,413	—	—	4,413

Assets at November 30, 2019
Securities borrowing arrangements	$7,624,642	$—	$7,624,642	$(361,394)	$(1,479,433)	$5,783,815
Reverse repurchase agreements	15,551,845	(11,252,247)	4,299,598	(291,316)	(3,929,977)	78,305
Securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500

Liabilities at November 30, 2019
Securities lending arrangements	$1,525,140	$—	$1,525,140	$(361,394)	$(970,799)	$192,947
Repurchase agreements	18,756,917	(11,252,247)	7,504,670	(291,316)	(6,663,807)	549,547
Obligation to return securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500

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

(3)At August 31, 2020, amounts include $5,089.0 million of securities borrowing arrangements, for which we have received securities collateral of $4,921.2 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $451.6 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2019, amounts include $5,683.4 million of securities borrowing arrangements, for which we have received securities collateral of $5,523.6 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $447.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $986.1 million and $796.8 million at August 31, 2020 and November 30, 2019, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Transferred assets	$983.9	$789.3	$4,794.3	$2,894.4
Proceeds on new securitizations	983.9	789.3	4,794.3	2,966.3
Cash flows received on retained interests	6.3	16.8	18.6	47.2

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2020 and November 30, 2019.

The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2020		November 30, 2019
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$928.7	$12.4	$10,671.7	$103.3
U.S. government agency commercial mortgage-backed securities	439.2	138.3	1,374.8	45.8
CLOs	3,419.9	41.8	3,006.7	58.4
Consumer and other loans	884.0	45.6	1,149.3	71.8

Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transactions and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount, which is included in total Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition.
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

	August 31, 2020		November 30, 2019
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned, at fair value	—	3.6	—	0.3
Securities purchased under agreements to resell (2)	2,919.8	—	2,467.3	—
Receivables	581.9	13.5	605.6	—
Other	37.8	0.1	38.7	—
Total assets	$3,539.5	$18.4	$3,111.6	$1.5

Financial instruments sold, not yet purchased, at fair value	$—	$2.1	$—	$—
Other secured financings (3)	3,502.9	—	3,068.6	—
Other liabilities (4)	3.7	0.4	20.1	0.2
Total liabilities	$3,506.6	$2.5	$3,088.7	$0.2

(1)Approximately $0.6 million of the cash amount at August 31, 2020 represents cash on deposit with a related consolidated entity and is eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(3)Approximately $130.1 million of the other secured financings amount at August 31, 2020 is with related consolidated entities, which is eliminated in consolidation.
(4)Includes $1.8 million and $17.9 million at August 31, 2020 and November 30, 2019, respectively, of intercompany payables that are eliminated in consolidation.

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

At August 31, 2020 and November 30, 2019, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital's general credit and the assets of the VIEs are not available to satisfy any other debt. During the nine months ended August 31, 2020, automobile loan receivables aggregating $223.3 million were securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital's two credit facilities.

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

Nonconsolidated VIEs

The following table presents information about our variable interests in nonconsolidated VIEs (in millions):

	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
August 31, 2020
CLOs	$66.3	$1.4	$470.4	$6,509.5
Consumer loan and other asset-backed vehicles	308.4	—	435.0	2,300.4
Related party private equity vehicles	18.6	—	29.6	50.7
Other investment vehicles	853.9	—	1,053.4	16,210.4
Total	$1,247.2	$1.4	$1,988.4	$25,071.0

November 30, 2019
CLOs	$152.6	$0.6	$505.3	$7,845.0
Consumer loan and other asset-backed vehicles	358.3	—	490.6	2,354.8
Related party private equity vehicles	23.0	—	34.3	71.4
Other investment vehicles	574.0	—	766.1	9,255.0
Total	$1,107.9	$0.6	$1,796.3	$19,526.2

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

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At August 31, 2020 and November 30, 2019, our total equity commitment in the JCP Entities was $133.0 million and $133.0 million, respectively, of which $122.0 million and $121.7 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $18.6 million and $23.0 million at August 31, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $853.9 million and $574.0 million at August 31, 2020 and November 30, 2019, respectively. Our unfunded equity commitment related to these investments totaled $199.6 million and $192.1 million at August 31, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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

At August 31, 2020 and November 30, 2019, we held $1,808.6 million and $1,453.5 million of agency mortgage-backed securities, respectively, and $130.8 million and $134.8 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($56.5 million) and the investment in associated company ($80.3 million), which totaled $136.8 million at August 31, 2020.

Note 8.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the nine months ended August 31, 2020 and 2019 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Income (losses) primarily related to Jefferies Group's associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2020
Jefferies Finance	$673,867	$—	$(65,681)	$10,107	$—	$618,293
Berkadia	268,949	—	40,373	(36,615)	510	273,217
FXCM (2)	70,223	9,956	—	—	161	80,340
Linkem (3)	194,847	(21,754)	—	35,103	(2,149)	206,047
Real estate associated companies (4) (5)	255,309	(50,910)	—	(34,505)	—	169,894
Other (3)	189,762	(6,815)	3,026	(3,643)	9,235	191,565
Total	$1,652,957	$(69,523)	$(22,282)	$(29,553)	$7,757	$1,539,356

2019
Jefferies Finance	$728,560	$—	$1,035	$(58,682)	$—	$670,913
Berkadia	245,228	—	72,231	(47,682)	722	270,499
National Beef (6)	653,630	137,918	—	(72,767)	(10)	718,771
FXCM (2)	75,031	(5,589)	—	3,500	(134)	72,808
Linkem	165,157	(20,696)	—	82,178	(8,226)	218,413
HomeFed (4)	337,542	7,902	—	—	(345,444)	—
Real estate associated companies	87,074	1,536	—	(3,054)	198,273	283,829
Other	125,110	695	(1,652)	(13,958)	869	111,064
Total	$2,417,332	$121,766	$71,614	$(110,465)	$(153,950)	$2,346,297

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
(3)Loans to and investments in associated companies at August 31, 2020 and November 30, 2019 include loans and debt securities aggregating $100.2 million and $70.2 million, respectively, related to Linkem and Other.
(4)During the third quarter of 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. From July 1, 2019, HomeFed's equity method investments are included in Real estate associated companies.
(5)Income (loss) related to Real estate associated companies for the nine months ended August 31, 2020 includes a non-cash charge of $6.9 million to fully write-off the value of HomeFed's interest in the Brooklyn Renaissance Plaza hotel due to the significant impact of the global novel coronavirus ("COVID-19") during the second quarter of 2020 and a non-cash charge of $55.6 million to fully write-off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market.
(6)On November 29, 2019, we sold our remaining equity interest in National Beef.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
National Beef	$—	$75,867	$—	$137,918
FXCM	3,704	(573)	9,956	(5,589)
Linkem	(1,945)	(12,115)	(21,754)	(20,696)
HomeFed	—	8,419	—	7,902
Real estate associated companies	2,532	464	(50,910)	1,536
Other	762	221	(6,815)	695
Total	$5,053	$72,283	$(69,523)	$121,766

Income (losses) primarily related to Jefferies Group's associated companies (primarily classified in Other revenues) includes the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Jefferies Finance	$(17,731)	$(6,901)	$(65,681)	$1,035
Berkadia	18,448	24,286	40,373	72,231
Other	3,137	(92)	3,026	(1,652)
Total	$3,854	$17,293	$(22,282)	$71,614

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

At August 31, 2020, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At August 31, 2020, $652.4 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2021 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at August 31, 2020. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2021 with automatic one year extensions absent a 60-day termination notice by either party. At August 31, 2020, $0.0 million of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $0.4 million and $0.3 million during the three months ended August 31, 2020 and 2019, respectively, and $3.0 million and $0.9 million during the nine months ended August 31, 2020 and 2019, respectively.

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Origination and syndication fee revenues (1)	$42.4	$44.6	$123.9	$135.8
Origination fee expenses (1)	3.8	8.2	12.4	21.8
CLO placement fee revenues (2)	1.3	1.0	1.7	2.3
Underwriting fees (3)	—	2.9	0.3	3.9
Service fees (4)	13.5	12.3	49.4	50.6

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
(2)    Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees, which are included in Investment banking revenues in the Consolidated Statements of Operations. At August 31, 2020 and November 30, 2019, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
(3)    Jefferies Group acted as underwriter in connection with term loans issued by Jefferies Finance.
(4)    Under a service agreement, Jefferies Group charges Jefferies Finance for services provided.
In connection with non-U.S. dollar loans originated by Jefferies Finance to borrowers who are investment banking clients of Jefferies Group, Jefferies Group has entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure.
At August 31, 2020 and November 30, 2019, we had receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition of $13.2 million and $17.2 million, respectively. At August 31, 2020 and November 30, 2019, we had payables to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition of $13.7 million and $13.7 million, respectively. At November 30, 2019, we had a payable to Jefferies Finance, related to its lending transactions, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $17.6 million.
On March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which were used in connection with Jefferies Group's investment banking loan syndication activities. Jefferies Group repaid Jefferies Finance the entire outstanding principal amount of this note on May 15, 2019. Interest paid on the note of $3.8 million is included in Interest expense of Jefferies Group within the Consolidated Statement of Operations for the nine months ended August 31, 2019.

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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At August 31, 2020, the aggregate amount of commercial paper outstanding was $1.47 billion.

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

Linkem

We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022, and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at August 31, 2020. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $102.0 million at August 31, 2020. These shareholder loans bear interest at 5% per annum and are due June 30, 2024. We account for our equity interest in Linkem on a two month lag.

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
On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. During the three months ended August 31, 2019, we recognized a $72.1 million non-cash pre-tax gain in Other revenues on the remeasurement of our prior 70% interest in HomeFed to fair value. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis.
Real Estate Associated Companies

Real estate equity method investments primarily consist of HomeFed's interests in Brooklyn Renaissance Plaza and Hotel and 54 Madison. These equity interests are accounted for on a two month lag.

Brooklyn Renaissance Plaza is comprised of a hotel operated by Marriott, an office building complex and a parking garage located in Brooklyn, New York. HomeFed owns a 25.8% equity interest in the hotel and a 61.25% equity interest in the office building and garage. Although HomeFed has a majority interest in the office building and garage, it does not have control, but only has the ability to exercise significant influence on this investment. As such, HomeFed accounts for the office building and garage under the equity method of accounting. We are amortizing our basis difference between the estimated fair value and the underlying book value of Brooklyn Renaissance office building and garage over the respective useful lives (weighted average life of 39 years). Due to the significant impact of COVID-19 during the second quarter of 2020, HomeFed recorded an impairment charge of $6.9 million within Income (loss) related to associated companies during the nine months ended August 31, 2020, which represented all of its carrying value in the Brooklyn Renaissance Plaza hotel.

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

Other

The following table provides required summarized data for certain equity method investments, including those accounted for under the fair value option. The table includes Berkadia for the nine months ended August 31, 2020 and 2019, and National Beef for the nine months ended August 31, 2019 (in thousands):

	For the Nine Months Ended
	August 31, 2020	August 31, 2019
Revenues	$716,182	$6,972,754
Income from continuing operations before extraordinary items	$89,716	$622,553
Net income	$89,716	$622,553

Note 9.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	August 31, 2020	November 30, 2019
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$7,874	$8,273

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $117,609 and $111,060	53,396	59,575
Trademarks and tradenames, net of accumulated amortization of $27,673 and $24,800	101,207	103,790
Other, net of accumulated amortization of $8,042 and $5,366	8,640	11,316
Total intangible assets, net	171,117	182,954

Goodwill:
Investment Banking and Capital Markets (1) (2)	1,560,255	1,556,810
Asset Management (1)	143,000	143,000
Real estate	36,711	36,711
Other operations	3,459	3,459
Total goodwill	1,743,425	1,739,980

Total intangible assets, net and goodwill	$1,914,542	$1,922,934

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

(2)    The increase in Investment Banking and Capital Markets goodwill during the nine months ended August 31, 2020, primarily relates to translation adjustments.

Amortization expense on intangible assets was $3.7 million and $4.0 million for the three months ended August 31, 2020 and 2019, respectively, and $11.5 million and $10.6 million for the nine months ended August 31, 2020 and 2019, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$3,673
2021	14,457
2022	11,180
2023	9,945
2024	9,189

We performed our annual impairment testing of goodwill within the Investment Banking and Capital Markets, and Asset Management segments as of August 1, 2020. The quantitative goodwill impairment test is performed at our reporting unit level and consists of two steps. In the first step, the fair value of the reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.

The estimated fair value of both the Investment Banking and Capital Markets segment and the Asset Management segment are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process at August 1, 2020. The results of our annual goodwill impairment test for both the Investment Banking and Capital Markets segment and the Asset Management segment did not indicate any goodwill impairment.

We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations within our Investment Banking and Capital Markets segment, at August 1, 2020. We also deemed it appropriate to consider the impact of the global novel coronavirus pandemic as a triggering event and performed an interim impairment test for our indefinite-lived intangible assets at May 31, 2020. At May 31, 2020 and August 1, 2020, we elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. Qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment at both May 31, 2020 and August 1, 2020, we recognized immaterial impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we concluded that it is not more likely than not that the intangible assets are impaired.

Note 10.  Short-Term Borrowings

Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	August 31, 2020	November 30, 2019
Bank loans (1)	$776,752	$527,509
Floating rate puttable notes (1)	6,800	—
Equity-linked notes (2)	21,829	20,981
Total short-term borrowings	$805,381	$548,490
(1)    These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
(2)    See Note 3 for further information on these notes.

At August 31, 2020 and November 30, 2019, the weighted average interest rate on short-term borrowings outstanding was 1.83% and 3.24% per annum, respectively.

During the nine months ended August 31, 2020, we issued floating rate puttable notes with a principal amount of $6.8 million and equity-linked notes with a principal amount of $5.0 million, and our equity-linked notes with a principal amount of $5.2 million matured on March 13, 2020. Subsequent to quarter-end, on October 7, 2020, our equity-linked notes with a principal amount of $15.1 million matured.

One of Jefferies Group's subsidiaries has a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. under which it has borrowed for a committed amount of $246.0 million at August 31, 2020, which is included in bank loans. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower's future indebtedness. During the nine months ended August 31, 2020, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Credit Facility.

One of Jefferies Group's subsidiaries has a credit facility agreement with the Royal Bank of Canada ("RBC Credit Facility") for a committed amount of $200.0 million, which is included in bank loans. Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%. The RBC Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also impose certain restrictions on the borrower's future indebtedness. At August 31, 2020, Jefferies Group was in compliance with all debt covenants under the RBC Credit Facility.

The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Intraday Credit Facility") to Jefferies Group for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group. At August 31, 2020, Jefferies Group was in compliance with debt covenants under the Intraday Credit Facility.

Note 11.  Long-Term Debt

The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	August 31, 2020	November 30, 2019
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$745,558	$744,606
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,814	246,772
Total long-term debt – Parent Company	992,372	991,378

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
2.375% Euro Medium Term Notes, due May 20, 2020, $0 and $550,875 principal	—	550,622
6.875% Senior Notes, due April 15, 2021, $750,000 principal	761,430	774,738
2.25% Euro Medium Term Notes, due July 13, 2022, $4,774 and $4,407 principal	4,613	4,204
5.125% Senior Notes, due January 20, 2023, $750,000 and $600,000 principal	760,999	610,023
1.00% Euro Medium Term Notes, due July 19, 2024, $569,725 and $550,875 principal	594,965	548,880
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	814,873	768,931
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	369,662	371,426
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	989,342	988,662
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	510,943	511,260
6.50% Senior Notes, due January 20, 2043, $400,000 principal	419,931	420,239
Structured Notes (2)	1,522,105	1,215,285
Jefferies Group Revolving Credit Facility	189,571	189,088
Jefferies Group Secured Bank Loan	50,000	50,000
HomeFed EB-5 Program debt	189,335	140,739
HomeFed construction loan	45,638	—
Foursight Capital Credit Facilities	99,802	98,260
Vitesse Energy Finance Revolving Credit Facility	104,256	103,050
Other	—	276
Total long-term debt – subsidiaries	7,427,465	7,345,683

Long-term debt	$8,419,837	$8,337,061

(1)    Amount includes losses of $45.5 million and $72.3 million during the nine months ended August 31, 2020 and 2019, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 4 for further information.
(2)    These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenues.

Subsidiary Debt:

During the nine months ended August 31, 2020, Jefferies Group's 2.375% Euro Medium Term Notes matured and were repaid. Additionally, during the nine months ended August 31, 2020, structured notes with a total principal amount of approximately $244.4 million, net of retirements, and an additional $150.0 million principal amount of 5.125% Senior Notes due 2023 were issued by Jefferies Group. Subsequent to quarter-end, on October 7, 2020, Jefferies Group issued 2.75% Senior Notes with a principal amount of $500.0 million, due 2032.

Jefferies Group has a senior secured revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of Jefferies Group's subsidiaries. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility. The obligations of certain of Jefferies Group's subsidiaries under the Jefferies Group Revolving Credit Facility are secured by substantially all its assets. At August 31, 2020, Jefferies Group was in compliance with the debt covenants under the Jefferies Group Revolving Credit Facility.

One of Jefferies Group's subsidiaries has a Loan and Security Agreement for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At August 31, 2020, Jefferies Group was in compliance with all covenants under the Loan and Security Agreement.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At August 31, 2020, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's debt matures in 2024 and 2025.

At August 31, 2020, HomeFed has a construction loan agreement with an aggregate committed amount of $58.9 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loan bears interest based on the 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month and matures on March 1, 2021, with one 12-month extension subject to certain conditions as set forth in the loan agreement. The loan is collateralized by the property underlying the related project with a guarantee by HomeFed. At August 31, 2020, $45.8 million was outstanding under the construction loan agreement.

At August 31, 2020, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $175.0 million, which mature in May 2021. One of the credit facilities bears interest based on the three month LIBOR plus a credit spread fixed through its maturity and the other credit facility bears interest based on the one month LIBOR plus a credit spread fixed through its maturity. As a condition of the credit facilities, Foursight Capital is obligated to maintain cash reserves to comply with the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $124.0 million at August 31, 2020. At August 31, 2020 and November 30, 2019, $100.1 million and $98.7 million, respectively, was outstanding under Foursight Capital's credit facilities.

Vitesse Energy Finance has a revolving credit facility with a syndicate of banks that matures in April 2023 and has a maximum borrowing base of $120.0 million at August 31, 2020. Amounts outstanding under the facility at August 31, 2020 and November 30, 2019 were $105.0 million and $104.0 million, respectively. Borrowings under the facility have been made as Eurodollar loans that bear interest at adjusted LIBOR plus a spread based on the borrowing base utilization percentage. The credit facility is guaranteed by Vitesse Energy Finance's subsidiaries and is collateralized with a minimum of 85% of Vitesse Energy Finance's proved reserve value of its oil and gas properties. Vitesse Energy Finance's borrowing base is subject to regular re-determination on or about April 1 and October 1 of each year based on proved oil and natural gas reserves, hedge positions and estimated future cash flows from these reserves calculated using future commodity pricing provided by Vitesse Energy Finance's lenders.

Note 12. Leases

We enter into lease and sublease agreements primarily for office space across our geographic locations. Finance lease ROU assets and finance lease liabilities are not material. Information related to operating leases in the Consolidated Statement of Financial Condition at August 31, 2020 is as follows (in thousands, except lease term and discount rate):

Property, equipment and leasehold improvements, net - ROU assets	$521,278

Weighted average:
Remaining lease term (in years)	10.8 years
Discount rate	2.9%

The following table presents the maturities of our operating lease liabilities and a reconciliation to the Lease liabilities included in the Consolidated Statement of Financial Condition at August 31, 2020 (in thousands):

Lease Liabilities

Remainder of 2020	$22,271
2021	76,932
2022	74,722
2023	65,220
2024	61,994
2025 and thereafter	403,809
Total undiscounted cash flows	704,948
Less: Difference between undiscounted and discounted cash flows	(106,832)
Operating leases amount in the Consolidated Statement of Financial Condition	598,116
Finance leases amount in the Consolidated Statement of Financial Condition	247
Total amount in the Consolidated Statement of Financial Condition	$598,363

The following table presents our lease costs (in thousands):

	For the Three Months Ended August 31, 2020	For the Nine Months Ended August 31, 2020

Operating lease costs (1)	$19,425	$57,994
Variable lease costs (2)	3,485	9,561
Less: Sublease income	(1,973)	(5,669)
Total lease cost, net	$20,937	$61,886

(1)    Includes short-term leases, which are not material.
(2)    Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.

Consolidated Statement of Cash Flows supplemental information is as follows (in thousands):

For the Nine Months Ended August 31, 2020

Cash outflows - lease liabilities	$59,155
Non-cash - ROU assets recorded for new and modified leases	$21,438

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

Note 13.  Mezzanine Equity

Redeemable Noncontrolling Interests

At August 31, 2020 and November 30, 2019, redeemable noncontrolling interests include other redeemable noncontrolling interests of $24.3 million and $26.6 million, respectively, primarily related to our oil and gas exploration and development businesses.

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

In the first quarter of 2020, we increased our quarterly dividend from $0.125 to $0.15 per common share. This increased the preferred stock dividend from $3.8 million for the nine months ended August 31, 2019 to $4.2 million for the nine months ended August 31, 2020. Based on our current quarterly dividend of $0.15 per common share, the effective rate on these Preferred Shares is approximately 4.5%. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.

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

Stock-Based Compensation Expense. Share-based compensation expense relating to grants made under our share-based compensation plans was $8.9 million and $12.2 million for the three months ended August 31, 2020 and 2019, respectively, and $29.6 million and $37.0 million for the nine months ended August 31, 2020 and 2019, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $2.3 million and $3.0 million for the three months ended August 31, 2020 and 2019, respectively, and $7.5 million and $9.3 million for the nine months ended August 31, 2020 and 2019, respectively. At August 31, 2020, total unrecognized compensation cost related to nonvested share-based compensation plans was $52.4 million; this cost is expected to be recognized over a weighted average period of 2.0 years.

At August 31, 2020, there were 1,749,000 shares of restricted stock outstanding with future service required, 4,183,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 18,449,000 RSUs outstanding with no future service required and 1,105,000 shares issuable under other plans. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 23,737,000.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At August 31, 2020, the remaining unamortized amount of the restricted cash awards was $606.2 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of three years.

Note 15.  Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	August 31, 2020	November 30, 2019
Net unrealized gains on available for sale securities	$552	$141
Net unrealized foreign exchange losses	(156,894)	(192,709)
Net unrealized gains (losses) on instrument specific credit risk	19,586	(18,889)
Net minimum pension liability	(59,651)	(61,582)
	$(196,407)	$(273,039)

Amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	For the Nine Months Ended
	August 31, 2020	August 31, 2019
Net unrealized gains on available for sale securities, net of income tax provision (benefit) of $0 and $(545,054)	$—	$543,178	Other revenues and Income tax provision (benefit)
Net unrealized gains (losses) on instrument specific credit risk, net of income tax provision (benefit) of $306 and $(166)	898	(493)	Principal transactions revenues
Net unrealized gains on cash flow hedges, net of income tax provision of $0 and $161	—	470	Other revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(658) and $(361)	(1,931)	(1,063)	Selling, general and other expenses, which includes pension expense
Total reclassifications for the period, net of tax	$(1,033)	$542,092

During the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the nine months ended August 31, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts. The remaining net unrealized gains (losses) on available for sale securities at August 31, 2020 and November 30, 2019 represents Jefferies Group's share of Berkadia's net unrealized gains on available for sale securities recorded under the equity method of accounting.

Note 16. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Revenues from contracts with customers:
Commissions and other fees	$204,032	$171,000	$626,434	$493,560
Investment banking	615,837	410,796	1,595,330	1,126,479
Manufacturing revenues	119,751	82,565	282,737	248,227
Other	35,121	70,066	132,975	186,175
Total revenues from contracts with customers	974,741	734,427	2,637,476	2,054,441

Other sources of revenue:
Principal transactions	623,283	(20,920)	1,421,485	465,451
Interest income	219,843	410,467	782,941	1,243,278
Other	7,632	99,182	53,392	165,369
Total revenues from other sources	850,758	488,729	2,257,818	1,874,098

Total revenues	$1,825,499	$1,223,156	$4,895,294	$3,928,539

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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
	Investment Banking and Capital Markets (1)	Asset Management (1)	Merchant Banking (1)	Corporate	Consolidation Adjustments	Total

Three Months Ended August 31, 2020
Major Business Activity:
Equities (2)	$201,157	$—	$—	$—	$(281)	$200,876
Fixed Income (2)	3,156	—	—	—	—	3,156
Investment Banking - Underwriting	444,399	—	—	—	—	444,399
Investment Banking - Advisory	171,438	—	—	—	—	171,438
Asset Management	—	3,127	—	—	—	3,127
Manufacturing revenues	—	—	119,751	—	—	119,751
Oil and gas revenues	—	—	20,946	—	—	20,946
Other revenues	—	—	11,048	—	—	11,048
Total revenues from contracts with customers	$820,150	$3,127	$151,745	$—	$(281)	$974,741

Primary Geographic Region:
Americas	$684,441	$1,758	$151,085	$—	$(281)	$837,003
Europe, Middle East and Africa	90,132	1,369	644	—	—	92,145
Asia	45,577	—	16	—	—	45,593
Total revenues from contracts with customers	$820,150	$3,127	$151,745	$—	$(281)	$974,741

Three Months Ended August 31, 2019
Major Business Activity:
Equities (2)	$167,528	$—	$—	$—	$(3)	$167,525
Fixed Income (2)	3,475	—	—	—	—	3,475
Investment Banking - Underwriting	199,183	—	—	—	(1,737)	197,446
Investment Banking - Advisory	213,350	—	—	—	—	213,350
Asset Management	—	4,647	—	—	—	4,647
Manufacturing revenues	—	—	82,565	—	—	82,565
Oil and gas revenues	—	—	45,012	—	—	45,012
Other revenues	—	—	20,407	—	—	20,407
Total revenues from contracts with customers	$583,536	$4,647	$147,984	$—	$(1,740)	$734,427

Primary Geographic Region:
Americas	$476,983	$3,244	$147,501	$—	$(47)	$627,681
Europe, Middle East and Africa	88,890	1,403	226	—	(1,693)	88,826
Asia	17,663	—	257	—	—	17,920
Total revenues from contracts with customers	$583,536	$4,647	$147,984	$—	$(1,740)	$734,427

	Reportable Segments
	Investment Banking and Capital Markets (1)	Asset Management (1)	Merchant Banking (1)	Corporate	Consolidation Adjustments	Total

Nine months ended August 31, 2020
Major Business Activity:
Equities (2)	$614,089	$—	$—	$—	$(681)	$613,408
Fixed Income (2)	13,026	—	—	—	—	13,026
Investment Banking - Underwriting	898,653	—	—	—	—	898,653
Investment Banking - Advisory	696,677	—	—	—	—	696,677
Asset Management	—	12,714	—	—	—	12,714
Manufacturing revenues	—	—	282,737	—	—	282,737
Oil and gas revenues	—	—	78,704	—	—	78,704
Other revenues	—	—	41,557	—	—	41,557
Total revenues from contracts with customers	$2,222,445	$12,714	$402,998	$—	$(681)	$2,637,476

Primary Geographic Region:
Americas	$1,858,137	$6,250	$401,484	$—	$(681)	$2,265,190
Europe, Middle East and Africa	237,652	6,464	1,303	—	—	245,419
Asia	126,656	—	211	—	—	126,867
Total revenues from contracts with customers	$2,222,445	$12,714	$402,998	$—	$(681)	$2,637,476

Nine months ended August 31, 2019
Major Business Activity:
Equities (2)	$483,771	$—	$—	$—	$(283)	$483,488
Fixed Income (2)	10,072	—	—	—	—	10,072
Investment Banking - Underwriting	555,830	—	—	—	(1,737)	554,093
Investment Banking - Advisory	572,386	—	—	—	—	572,386
Asset Management	—	19,140	—	—	—	19,140
Manufacturing revenues	—	—	248,227	—	—	248,227
Oil and gas revenues	—	—	129,029	—	—	129,029
Other revenues	—	—	38,006	—	—	38,006
Total revenues from contracts with customers	$1,622,059	$19,140	$415,262	$—	$(2,020)	$2,054,441

Primary Geographic Region:
Americas	$1,288,046	$13,399	$414,259	$—	$(327)	$1,715,377
Europe, Middle East and Africa	280,605	5,741	683	—	(1,693)	285,336
Asia	53,408	—	320	—	—	53,728
Total revenues from contracts with customers	$1,622,059	$19,140	$415,262	$—	$(2,020)	$2,054,441

(1)    We now present Asset Management as a separate reporting segment. Prior year amounts have been reclassified to conform to current segment disclosure. See Note 23 for further information.
(2)    Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at August 31, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at August 31, 2020.

We recognized $15.6 million and $9.6 million during the three months ended August 31, 2020 and 2019, respectively, and $10.8 million and $27.2 million during the nine months ended August 31, 2020 and 2019, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $4.3 million and $6.0 million during the three months ended August 31, 2020 and 2019, respectively, and $14.4 million and $15.8 million during the nine months ended August 31, 2020 and 2019, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $321.4 million and $263.7 million at August 31, 2020 and November 30, 2019, respectively. We had no significant impairments related to these receivables during the three and nine months ended August 31, 2020 and 2019.

Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues were $18.2 million and $12.8 million at August 31, 2020 and November 30, 2019, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended August 31, 2020, we recognized $19.1 million of deferred revenue from the balance at May 31, 2020. During the three months ended August 31, 2019, we recognized $9.6 million of deferred revenue from the balance at May 31, 2019. During the nine months ended August 31, 2020, we recognized $9.3 million of deferred revenue from the balance at November 30, 2019. During the nine months ended August 31, 2019, we recognized $9.8 million of deferred revenue from the balance at November 30, 2018.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At August 31, 2020 and November 30, 2019, capitalized costs to fulfill a contract were $2.8 million and $4.8 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $0.8 million and $1.6 million, during the three months ended August 31, 2020 and 2019, respectively, and $3.6 million and $3.8 million, during the nine months ended August 31, 2020 and 2019, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended August 31, 2020 and 2019.

Note 17.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions was $374.1 million (including $81.4 million for interest) at August 31, 2020, of which $233.2 million related to Jefferies Group, and was $327.3 million (including $67.2 million for interest) at November 30, 2019, of which $181.2 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. No material penalties were accrued for the nine months ended August 31, 2020 and 2019.

The net deferred tax asset was $312.6 million and $462.5 million at August 31, 2020 and November 30, 2019, respectively. The deferred tax asset is predominately attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the largest component of which relates to compensation and benefits.

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

Our provision for income taxes for the nine months ended August 31, 2020 was $185.1 million, representing an effective tax rate of 28.7%.

Our benefit for income taxes for the nine months ended August 31, 2019 was $522.6 million. During the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the nine months ended August 31, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts.

Note 18.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$304,409	$48,477	$462,338	$764,052
Allocation of earnings to participating securities (1)	(1,945)	(316)	(2,921)	(4,667)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	302,464	48,161	459,417	759,385
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	17	(7)	5	29
Mandatorily redeemable convertible preferred share dividends	1,404	—	4,230	3,827
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$303,885	$48,154	$463,652	$763,241

Denominator for earnings per share:
Weighted average common shares outstanding	263,062	296,834	273,035	298,322
Weighted average shares of restricted stock outstanding with future service required	(1,787)	(2,008)	(1,837)	(1,903)
Weighted average RSUs outstanding with no future service required	19,420	15,462	18,761	14,419
Denominator for basic earnings per share – weighted average shares	280,695	310,288	289,959	310,838
Stock options	—	—	—	—
Senior executive compensation plan awards	—	1,609	475	2,181
Mandatorily redeemable convertible preferred shares	4,441	—	4,441	4,162
Denominator for diluted earnings per share	285,136	311,897	294,875	317,181

(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,807,800 and 2,018,000 for the three months ended August 31, 2020 and 2019, respectively, and 1,851,900 and 1,910,700 for the nine months ended August 31, 2020 and 2019, respectively. Dividends declared on participating securities were not material during the three and nine months ended August 31, 2020 and 2019. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

For the three months ended August 31, 2019, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2019, the Board of Directors approved a $500.0 million share repurchase authorization and in January 2020, the Board of Directors approved an increase of $250.0 million to the share repurchase authorization. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors authorized the repurchase of an additional 9.25 million shares in the open market. In March 2020, the Board of Directors approved an additional share repurchase authorization of $100 million. In June 2020, the Board of Directors increased the share repurchase authorization by $176.7 million to $250.0 million. During the nine months ended August 31, 2020, we purchased a total of 32,659,910 of our common shares for an aggregate purchase price of $619.9 million, or an average price of $18.98 per share. At August 31, 2020, we had approximately $122.0 million available for future purchases. In September 2020, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $122.0 million.

Note 19.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities at August 31, 2020 (in millions):

	Expected Maturity Date
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Maximum Payout
Equity commitments (1)	$59.3	$161.9	$78.3	$11.1	$12.2	$322.8
Loan commitments (1)	—	296.0	35.0	—	—	331.0
Underwriting commitments	64.0	—	—	—	—	64.0
Forward starting reverse repos (2)	6,184.5	—	—	—	—	6,184.5
Forward starting repos (2)	3,870.8	100.0	—	—	—	3,970.8
Other unfunded commitments (1)	—	136.4	—	5.1	—	141.5
	$10,178.6	$694.3	$113.3	$16.2	$12.2	$11,014.6

(1)Equity commitments, loan commitments and other unfunded commitments are generally presented by contractual maturity date. The amounts are however mostly available on demand.
(2)At August 31, 2020, $6,183.8 million within forward starting securities purchased under agreements to resell and $3,670.6 million within forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At August 31, 2020, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $11.2 million.

See Note 8 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, at August 31, 2020, we had other outstanding equity commitments to invest up to $214.0 million in various other investments.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2020, we had $80.0 million of outstanding loan commitments to clients.

Loan commitments outstanding at August 31, 2020 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At August 31, 2020, $0.0 million of Jefferies Group's $250.0 million commitment was funded.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP at August 31, 2020 (in millions):

	Expected Maturity Date
Guarantee Type	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$6,295.6	$4,149.9	$6,458.1	$1,345.6	$52.0	$18,301.2
Written derivative contracts – credit related	—	—	1.0	5.4	—	6.4
Total derivative contracts	$6,295.6	$4,149.9	$6,459.1	$1,351.0	$52.0	$18,307.6

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $197.9 million at August 31, 2020.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At August 31, 2020, the aggregate amount of commercial paper outstanding was $1.47 billion.

HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At August 31, 2020, the aggregate amount of infrastructure improvement bonds outstanding was $67.6 million.
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

Accordingly, no liability has been recognized for these arrangements. Additionally, we provide certain indemnifications in connection with third-party clearing and execution arrangements whereby a third party may clear and settle transactions on behalf of our clients. These indemnifications generally have standard contractual terms and are entered into in the ordinary course of business. Our obligations in respect of such transactions are secured by the assets in our client's account, as well as any proceeds received from the transactions cleared and settled on behalf of our client. However, we believe that it is unlikely we would have to make any material payments under these arrangements and no material liabilities related to these indemnifications have been recognized.
Standby Letters of Credit.  At August 31, 2020, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $22.0 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.

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

Jefferies LLC's net capital and excess net capital at August 31, 2020 were $1,612.5 million and $1,531.9 million, respectively.

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

Note 21.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	August 31, 2020		November 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$768,290	$783,476	$775,501	$784,053

Financial Liabilities:
Short-term borrowings (2)	$783,552	$783,552	$548,490	$548,490
Long-term debt (3)	$6,897,732	$7,525,896	$7,121,776	$7,569,837

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

Note 22.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at August 31, 2020 and November 30, 2019 are Jefferies Group's equity investments in Private Equity Related Funds of $18.6 million and $23.0 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $2.0 million and $(2.5) million for the three months ended August 31, 2020 and 2019, respectively, $(3.5) million and $(1.9) million for the nine months ended August 31, 2020 and 2019, respectively, were recorded in Principal transactions revenues. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 7 and 19.

Berkadia Commercial Mortgage, LLC.  At August 31, 2020 and November 30, 2019, Jefferies Group has commitments to purchase $325.6 million and $360.4 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $2.7 million and $9.9 million at August 31, 2020 and November 30, 2019, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.

Officers, Directors and Employees.  We had $40.8 million and $44.8 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at August 31, 2020 and November 30, 2019, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

Jefferies Finance. During November 2019, we purchased $65.3 million of loan receivables from Jefferies Finance which settled during the nine months ended August 31, 2020. See Note 8 for additional information on transactions with Jefferies Finance.

Note 23.  Segment Information

We are a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. During the first quarter of 2020, we changed our internal structure with regard to our operating segments. Previously, our segments consisted of (1) Investment Banking, Capital Markets and Asset Management, which included all of the financial results of Jefferies Group; (2) Merchant Banking; and (3) Corporate. In the first quarter of 2020, we appointed co-Presidents of Asset Management and created a separate operating segment that consists of the asset management activity previously included in our Investment Banking, Capital Markets and Asset Management segment, together with asset management activity previously included in our Merchant Banking segment. In order to compare results with prior periods, we have recast our segment results for the three and nine months ended August 31, 2019.

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

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
	(In thousands)
Net revenues:
Reportable Segments:
Investment Banking and Capital Markets	$1,274,115	$757,362	$3,451,776	$2,274,884
Asset Management	118,558	20,341	146,278	95,448
Merchant Banking	220,887	73,754	532,608	391,825
Corporate	591	8,967	11,908	22,134
Total net revenues related to reportable segments	1,614,151	860,424	4,142,570	2,784,291
Consolidation adjustments	2,019	(3,646)	7,517	2,587
Total consolidated net revenues	$1,616,170	$856,778	$4,150,087	$2,786,878

Income (loss) before income taxes:
Reportable Segments:
Investment Banking and Capital Markets	$281,323	$86,194	$745,814	$283,892
Asset Management	87,604	(7,403)	25,122	2,011
Merchant Banking	70,747	(35,381)	(57,592)	48,537
Corporate	(15,618)	(11,779)	(36,226)	(47,007)
Income before income taxes related to reportable segments	424,056	31,631	677,118	287,433
Parent Company interest	(14,114)	(14,770)	(39,773)	(44,298)
Consolidation adjustments	2,300	(3,598)	8,198	2,924
Total consolidated income before income taxes	$412,242	$13,263	$645,543	$246,059

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking and Capital Markets	$22,225	$20,754	$61,322	$56,672
Asset Management	2,018	512	4,776	1,472
Merchant Banking	14,408	17,784	50,627	49,904
Corporate	869	830	2,631	2,552
Total consolidated depreciation and amortization expenses	$39,520	$39,880	$119,356	$110,600

			August 31, 2020	November 30, 2019
			(In thousands)
Identifiable Assets Employed:
Reportable Segments:
Investment Banking and Capital Markets			$43,887,885	$40,523,223
Asset Management			3,192,277	3,313,716
Merchant Banking			3,225,735	3,285,671
Corporate			1,927,243	2,432,119
Identifiable assets employed related to reportable segments			52,233,140	49,554,729
Consolidation adjustments			(459,152)	(94,495)
Total consolidated assets			$51,773,988	$49,460,234

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended August 31, 2020 and 2019, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($14.1 million and $14.8 million, respectively) and Merchant Banking ($7.4 million and $8.9 million, respectively). For the nine months ended August 31, 2020 and 2019, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($39.8 million and $44.3 million, respectively) and Merchant Banking ($24.5 million and $25.5 million, respectively).

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

Results of Operations
We are a diversified financial services company engaged in investment banking and capital markets, asset management and direct investing. During the first quarter of 2020, we changed our internal structure with regard to our operating segments. Previously, our segments consisted of (1) Investment Banking, Capital Markets and Asset Management, which included all of the financial results of Jefferies Group LLC ("Jefferies Group"); (2) Merchant Banking; and (3) Corporate. In the first quarter, we appointed co-Presidents of Asset Management and created a separate fourth operating segment that consists of the asset management activity previously included in our Investment Banking, Capital Markets and Asset Management segment, together with asset management activity previously included in our Merchant Banking segment. In order to compare results with prior periods, we have recast our segment results for the three and nine months ended August 31, 2019. The discussion that follows is presented on the basis of our recast segments.

A summary of results of operations for the third quarter of 2020 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,274,115	$118,558	$220,887	$591	$—	$2,019	$1,616,170

Expenses:
Compensation and benefits	719,822	10,652	20,573	9,790	—	—	760,837
Cost of sales (1)	60,640	6,103	82,657	—	—	—	149,400
Interest expense (2)	—	—	7,398	—	14,114	—	21,512
Depreciation and amortization	22,225	2,018	14,408	869	—	—	39,520
Selling, general and other expenses	190,105	12,181	30,157	5,550	—	(281)	237,712
Total expenses	992,792	30,954	155,193	16,209	14,114	(281)	1,208,981
Income (loss) before income taxes and income related to associated companies	281,323	87,604	65,694	(15,618)	(14,114)	2,300	407,189
Income related to associated companies	—	—	5,053	—	—	—	5,053
Income (loss) before income taxes	$281,323	$87,604	$70,747	$(15,618)	$(14,114)	$2,300	$412,242
Income tax provision							107,403
Net income							$304,839

(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $7.4 million for the third quarter of 2020, includes $6.4 million for Foursight Capital and $1.0 million for Vitesse Energy, LLC ("Vitesse Energy Finance").

A summary of results of operations for the first nine months of 2020 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,451,776	$146,278	$532,608	$11,908	$—	$7,517	$4,150,087

Expenses:
Compensation and benefits	1,892,567	59,375	51,736	25,819	—	—	2,029,497
Cost of sales (1)	181,115	20,288	235,871	—	—	—	437,274
Interest expense (2)	—	—	24,453	—	39,773	—	64,226
Depreciation and amortization	61,322	4,776	50,627	2,631	—	—	119,356
Selling, general and other expenses	570,958	36,717	157,990	19,684	—	(681)	784,668
Total expenses	2,705,962	121,156	520,677	48,134	39,773	(681)	3,435,021
Income (loss) before income taxes and loss related to associated companies	745,814	25,122	11,931	(36,226)	(39,773)	8,198	715,066
Loss related to associated companies	—	—	(69,523)	—	—	—	(69,523)
Income (loss) before income taxes	$745,814	$25,122	$(57,592)	$(36,226)	$(39,773)	$8,198	645,543
Income tax provision							185,138
Net income							$460,405
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $24.5 million for the first nine months of 2020, primarily includes $20.8 million for Foursight Capital and $3.6 million for Vitesse Energy Finance.

A summary of results for the third quarter of 2019 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$757,362	$20,341	$73,754	$8,967	$—	$(3,646)	$856,778

Expenses:
Compensation and benefits	400,071	18,557	16,804	11,450	—	—	446,882
Cost of sales (1)	51,358	(500)	85,773	—	—	—	136,631
Interest expense (2)	—	—	8,893	—	14,770	—	23,663
Depreciation and amortization	20,754	512	17,784	830	—	—	39,880
Selling, general and other expenses	198,985	9,442	51,897	8,466	—	(48)	268,742
Total expenses	671,168	28,011	181,151	20,746	14,770	(48)	915,798
Income (loss) before income taxes and income related to associated companies	86,194	(7,670)	(107,397)	(11,779)	(14,770)	(3,598)	(59,020)
Income related to associated companies	—	267	72,016	—	—	—	72,283
Income (loss) before income taxes	$86,194	$(7,403)	$(35,381)	$(11,779)	$(14,770)	$(3,598)	13,263
Income tax benefit							(36,131)
Net income							$49,394

(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $8.9 million for the third quarter of 2019, primarily includes $7.6 million for Foursight Capital and $1.2 million for Vitesse Energy Finance.

A summary of results for the first nine months of 2019 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$2,274,884	$95,448	$391,825	$22,134	$—	$2,587	$2,786,878

Expenses:
Compensation and benefits	1,231,915	48,749	44,638	41,732	—	—	1,367,034
Cost of sales (1)	148,712	14,401	233,109	—	—	—	396,222
Interest expense (2)	—	—	25,521	—	44,298	—	69,819
Depreciation and amortization	56,672	1,472	49,904	2,552	—	—	110,600
Selling, general and other expenses	553,693	29,422	111,275	24,857	—	(337)	718,910
Total expenses	1,990,992	94,044	464,447	69,141	44,298	(337)	2,662,585
Income (loss) before income taxes and income related to associated companies	283,892	1,404	(72,622)	(47,007)	(44,298)	2,924	124,293
Income related to associated companies	—	607	121,159	—	—	—	121,766
Income (loss) before income taxes	$283,892	$2,011	$48,537	$(47,007)	$(44,298)	$2,924	246,059
Income tax benefit							(522,626)
Net income							$768,685
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $25.5 million for the first nine months of 2019, primarily includes $21.7 million for Foursight Capital and $3.5 million for Vitesse Energy Finance.

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

Our financial results for the third quarter of 2020 were impacted by:

•Record pre-tax income of $363.4 million from Jefferies Group reflecting record quarterly total net revenues of $1,383.4 million, including:
◦Record Investment Banking net revenues of $588.8 million, including record equity underwriting net revenues of $305.4 million, advisory net revenues of $171.4 million, and debt underwriting net revenues of $139.0 million;
◦Combined Capital Markets net revenues of $655.2 million, including record equities net revenues of $318.8 million and fixed income net revenues of $336.3 million; and
◦Record Asset Management revenues (before allocated net interest) of $122.3 million.
•Pre-tax income of $70.7 million related to our Merchant Banking businesses reflecting:
◦Record quarterly results from Idaho Timber;
◦$54.5 million in mark-to-market unrealized increases in the values of some of our investments in public companies; and
◦A decrease in the fair value of Vitesse Energy Finance's hedges, as oil prices appreciated during the quarter.

Our financial results for the first nine months of 2020 were impacted by:

•Record pre-tax income of $771.6 million from Jefferies Group reflecting total record net revenues of $3,588.5 million, including:
◦Record nine months Investment Banking net revenues of $1,482.6 million, including record nine months advisory net revenues of $696.7 million, record equity underwriting net revenues of $561.5 million and debt underwriting net revenues of $337.2 million;
◦Record combined nine months Capital Markets net revenues of $1,879.3 million, including equities net revenues of $801.6 million and fixed income net revenues of $1,077.7 million; and
◦Record Asset Management revenues (before allocated net interest) of $173.4 million.
•Pre-tax loss of $57.6 million related to our Merchant Banking businesses reflecting:
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

Our financial results for the third quarter of 2019 were impacted by:

•Pre-tax income of $83.1 million and total net revenues of $777.2 million from Jefferies Group, reflecting solid performance in equities, fixed income, investment banking and asset management;
•Pre-tax loss of $35.4 million related to our Merchant Banking businesses reflecting:
◦A $146.0 million non-cash charge to write-down the value of our investment in The We Company;
◦A $72.1 million pre-tax gain related to the purchase of the remaining interest in HomeFed; and
◦$75.9 million of income from associated companies in respect of our 31% investment in National Beef Packing Company, LLC ("National Beef").

Our financial results for the first nine months of 2019 were impacted by:

•A nonrecurring tax benefit of $544.6 million related to the closing of our available for sale portfolio, which triggered the realization of lodged tax benefits from earlier years;
•Pre-tax income of $300.8 million and net revenues of $2,364.7 million from Jefferies Group reflecting strong performance in equities, fixed income and asset management, but below-normal results in investment banking due to the severe market downturn in December 2018, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. Government in late December 2018 and January 2019, which further dampened new issue transactions in the capital markets and had a lag effect on Jefferies Group's advisory revenues;
•Pre-tax income of $48.5 million related to our Merchant Banking businesses reflecting:
◦A $112.9 million non-cash charge to write-down the value of our investment in The We Company;
◦$55.5 million in mark-to-market unrealized decreases in the values of some of our investments in public companies;
◦A $72.1 million pre-tax gain related to the purchase of the remaining interest in HomeFed; and
◦$137.9 million of income from associated companies in respect of our 31% investment in National Beef.

During March 2020, the global novel coronavirus ("COVID-19") pandemic and initial actions taken in response wreaked havoc on the global economy and all financial markets, and adversely affected our businesses. Subsequently, with various government actions and more clarity from the U.S. Federal Reserve Bank on future interest rate policy, the equity markets have experienced strong rebound and a supportive trading environment for investors has emerged along with renewed activity in the equity and debt new issue capital markets. Jefferies Group has experienced strong market volumes and increased client activity across its capital markets business with considerably improved performance. Jefferies Group's investment banking backlog remains solid and its current level of incoming new business is strong. We continue to monitor the impact of the pandemic on the operations and value of our investments. Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees.

Investment Banking and Capital Markets

A summary of results of operations for our Investment Banking and Capital Markets segment is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Net revenues	$1,274,115	$757,362	$3,451,776	$2,274,884

Expenses:
Compensation and benefits	719,822	400,071	1,892,567	1,231,915
Floor brokerage and clearing fees	60,640	51,358	181,115	148,712
Depreciation and amortization	22,225	20,754	61,322	56,672
Selling, general and other expenses	190,105	198,985	570,958	553,693
Total expenses	992,792	671,168	2,705,962	1,990,992

Income before income taxes	$281,323	$86,194	$745,814	$283,892

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

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Advisory	$171,438	$213,350	$696,677	$572,386

Equity underwriting	305,380	97,494	561,455	256,853
Debt underwriting	139,019	101,689	337,198	306,977
Total underwriting	444,399	199,183	898,653	563,830

Other investment banking	(27,013)	(9,108)	(112,776)	(7,116)
Total investment banking	588,824	403,425	1,482,554	1,129,100

Equities	318,824	193,229	801,596	573,851
Fixed income	336,347	148,334	1,077,673	518,346
Total capital markets	655,171	341,563	1,879,269	1,092,197

Other	30,120	12,374	89,953	53,587

Total Investment Banking and Capital Markets (1) (2)	$1,274,115	$757,362	$3,451,776	$2,274,884

(1)Includes net interest revenues of $3.3 million and $30.4 million for the third quarter of 2020 and 2019, respectively, and $5.4 million and $51.4 million for the first nine months of 2020 and 2019, respectively.
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

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Advisory transactions (1)	48	51	149	147	$29.3	$110.2	$110.3	$211.3
Public and private debt financings	213	292	449	565	$72.2	$43.7	$185.4	$124.7
Public and private equity and convertible offerings (2)	99	45	205	115	$34.5	$14.2	$71.7	$34.6

(1)    The number of advisory deals completed includes nine and three restructuring and recapitalization transactions during the third quarter of 2020 and 2019, respectively, and nineteen and twelve restructuring and recapitalization transactions during the first nine months of 2020 and 2019, respectively.
(2)    We acted as sole or joint bookrunner on 99 and 44 offerings during the third quarter of 2020 and 2019, respectively, and 199 and 112 offerings during the first nine months of 2020 and 2019, respectively.

Investment banking revenues were a record for the third quarter of 2020 of $588.8 million, compared with $403.4 million for the third quarter of 2019, reflecting record revenues in equity underwriting and solid performance in debt underwriting, partially offset by lower revenues in mergers and acquisitions.

Our underwriting revenues for the third quarter of 2020 were $444.4 million, an increase of 123.1% from $199.2 million in the prior year quarter, due to record results in equity underwriting and solid performance in debt underwriting as clients took advantage of both a strong rebound in equity valuations, and in loan and bond prices to raise capital. Our advisory revenues were $171.4 million, or 19.6% lower than the prior year quarter, primarily due to the impact of the uncertainty created by COVID-19 on initiating and completing merger and acquisition transactions. From equity and debt underwriting activities, we generated $305.4 million and $139.0 million in revenues, respectively, for the third quarter of 2020, compared with $97.5 million and $101.7 million in revenues, respectively, for the third quarter of 2019.

Other investment banking revenues were a loss of $27.0 million for the third quarter of 2020, compared with a loss of $9.1 million for the third quarter of 2019. Other investment banking revenues during the third quarter of 2020 include a net loss of $11.8 million from our share of the net results of the Jefferies Finance joint venture, reflecting losses related to reserves recorded on the loan portfolio during the current year quarter, primarily due to the impact of COVID-19 on the markets and economy. This compares with a net loss of $8.2 million in the third quarter of 2019 from our share of the net results of the Jefferies Finance joint venture, which included $12.5 million in costs from refinancing its debt. The results in both quarters also include the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

Investment banking revenues were a record $1,482.6 million for the first nine months of 2020, compared with $1,129.1 million for the first nine months of 2019, reflecting record performance in mergers and acquisitions, record results in equity underwriting and solid performance in debt underwriting. The prior year period results were impacted by the significant industry-wide decline in equity and leverage finance activity across the U.S. and Europe during the period.

Our advisory revenues were a record $696.7 million, up $124.3 million, or 21.7% higher than the prior year period, reflecting record performance in our mergers and acquisitions business. Our underwriting revenues for the first nine months of 2020 were $898.7 million, an increase of $334.8 million, or 59.4%, from the same period last year, due to record results in equity underwriting and solid performance in debt underwriting, with broad contributions across sectors. From equity and debt underwriting activities, we generated $561.5 million and $337.2 million in revenues, respectively, for the first nine months of 2020, compared with $256.9 million and $307.0 million in revenues, respectively, for the first nine months of 2019.

Other investment banking revenues were a loss of $112.8 million for the first nine months of 2020, compared with a loss of $7.1 million for the first nine months of 2019. Other investment banking revenues during the first nine months of 2020 include a net loss of $51.1 million from our share of the net results of the Jefferies Finance joint venture, reflecting unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the current year period, primarily due to the impact of COVID-19 on the markets and the economy. This compares with net revenues of $15.7 million in the first nine months of 2019 from our share of the net results of the Jefferies Finance joint venture and $12.5 million in costs from refinancing its debt. Other investment banking results during the first nine months of 2020 also includes a $28.5 million write-down of a private equity investment. The results in the first nine months of 2020 and 2019 also include the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

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

Total record equities net revenues were $318.8 million for the third quarter of 2020, an increase of 65.0%, compared with $193.2 million for the third quarter of 2019, driven by record results in our core equities business. Our strong performance was a result of the continued expansion of our business both from a product and geographic perspective, as well as increased market volumes. We continued to see expansion across our client franchise as we believe we provided consistent and exceptional advisory and execution capabilities to our clients globally throughout this unprecedented period.

Our results include record net revenues in our Asia cash equities businesses, which were driven by our recent expansion and investment across Asian markets, as well as in our domestic and international convertibles businesses, which continue to be market leading and part of our globalization strategy. The majority of our businesses had higher results in the third quarter of 2020 as compared to the prior year period.

Results in our global cash equities businesses were driven by increased client activity, which is a result of higher market volumes and the continued globalization of our advisory and execution franchise. The growth in our record global convertibles business was driven by higher trading volumes and volatility, increased primary issuance, and increased client flow. The higher results in our global electronic trading business were driven by increased global market volumes and volatility. Our exchange traded funds business had higher results driven by increased trading revenues and the market environment.

Our equity options business had lower revenues as compared to the prior year quarter, driven by a decline in trading results and client activity. Results in our prime services business were lower as a result of the market environment, partially offset by the expansion and momentum of our outsourced trading franchise.

The increase in our global equities net revenues also included gains on certain block positions, as compared with losses on certain block positions in the prior year quarter.

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

Total equities net revenues were a record $801.6 million for the first nine months of 2020, an increase of 39.7%, compared with $573.9 million for the first nine months of 2019, driven by strong results across most businesses. Our strong performance was a result of the continued expansion of our business both from a product and geographic perspective, increased market volumes and strong client activity and the continued momentum across our client franchise. We increased our market share globally in the first half of this year and remain positioned to be able to respond to our clients' dynamic needs.

Our overall results included record net revenues across each region including the Americas, Europe, and Asia. Our regional businesses are continuing to benefit from our expansion as well as our globalization strategy across advisory and execution capabilities. On a product basis, our overall results included record net revenues in our Europe and Asia-Pacific cash equities businesses and across most of our individual global businesses including electronic trading and convertibles. Our electronic trading and convertibles franchises continued to maintain several market-leading positions, while our cash equities franchise continued to improve market share and competitive positioning across the Americas, Europe, and Asia.

Results in our global cash equities businesses were driven by increased client activity, market volumes and improved trading. While global market volumes and higher volatility drove an increase in commissions, our results in Asia-Pacific were also driven by our expansion and investment in the region across advisory and execution capabilities. The record growth in our global convertibles business was driven by strong primary and secondary trading activity and higher volatility. Our global electronic trading business achieved record results, which were driven by increased global market volumes, volatility, and the continued strength of the global platform. Our exchange traded funds business had higher results driven by increased trading revenues and the market environment.

The increase and record results in our global equities business was partially offset by lower revenues in our prime services and equity options businesses. Results in our prime services business were driven by the overall market environment, partially offset by the growth of our outsourced trading franchise. Results in our equity options business were driven by lower client volumes and trading results.

Fixed Income Net Revenues

Fixed income is comprised of net revenues from:
•executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients;
•interest rate derivatives and credit derivatives; and
•financing services offered to clients.

Fixed income net revenues totaled $336.3 million for the third quarter of 2020, an increase of 126.7% from net revenues of $148.3 million for the third quarter of 2019, driven by continued strong client activity across products and geographies.

Fixed income net revenues for the third quarter of 2020 were higher in our U.S. and international securitized markets groups due to increased demand in the securitization markets for most of these product classes, as compared with the prior year quarter which included trading losses due to declining yields and a flattening and inverted U.S. Treasury yield curve.

Strong performance across our credit businesses, including our leveraged credit, European and Asian credit and investment grade corporates businesses, reflected healthy global capital markets activity and tightening credit spreads. Our global emerging markets business similarly benefited in the current year quarter, with government support of the credit markets driving increased client trading activity and opportunities.

The current year quarter results also included improved revenues in our municipal securities business, which benefited from the return of investors to the municipals market as spreads tightened.

Fixed income net revenues totaled a record $1,077.7 million for the first nine months of 2020, an increase of 107.9% from net revenues of $518.3 million for the first nine months of 2019, primarily due to strong trading volumes, as clients continued to navigate through uncertainty, and the businesses having successfully managed through the markets' high level of volatility during the period.

Our U.S. rates business had record net revenues in the current year period, benefiting from increased volatility and bid-offer spreads. Similarly, our international rates business performed strongly in comparable market conditions, but also underperformed in the prior year period, as concerns over Brexit and economic challenges in other European countries limited trading opportunities.

Our leveraged credit, European and Asian credit and investment grade corporates businesses generated robust revenues across regions due to increased client activity and higher levels of volatility during the current year period. Similarly, revenues from our global emerging markets business benefited from more favorable market conditions driving strong investor demand, as well as an increase in new issuance.

Revenues in our U.S. securitized markets group were higher due to an increase in demand in the securitization markets, as client interest improved for structured products in the latter part of the current year period. The current year period results were partially offset by trading losses in our municipal securities business, which was impacted by the significant sell-off in the second quarter of the current year period before experiencing a return in investor demand in the third quarter of the current year period.

Other

Other is comprised of revenues from:
•    Berkadia Commercial Mortgage Holding LLC ("Berkadia") and other investments (other than Jefferies Finance, which is included in Other investment banking);
•    principal investments in private equity and hedge funds managed by third parties or related parties and are not part of our asset management platform; and
•    investments held as part of employee benefit plans, including deferred compensation plans (for which we incur equal and offsetting compensation expenses).

Net revenues from our other business category were $30.1 million for the third quarter of 2020, an increase of $17.7 million compared with net revenues of $12.4 million for the third quarter of 2019.

Results in the third quarter of 2020 include net revenues of $18.5 million due to our share of the net income of Berkadia compared with $24.3 million in the third quarter of 2019. The results in the third quarter of 2020 also include unrealized mark-to-market gains related to certain investments, compared with mark-to-market losses in the third quarter of 2019.

Net revenues from our other business category totaled $90.0 million for the first nine months of 2020, an increase of $36.4 million compared with $53.6 million for the first nine months of 2019. The results in the first nine months of 2020 include gains of $61.5 million from hedges that were bought and sold in the first quarter as we took a more cautious risk position due to the onset of the COVID-19 pandemic.

Results in the first nine months of 2020 also include net revenues of $40.4 million due to our share of the net income of Berkadia compared with $72.2 million in the first nine months of 2019. The lower net revenues in the current year period are due to the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19 in the second quarter of the current year.

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
Compensation and benefits expense increased in line with the increase in net revenues. A significant portion of compensation expense remains highly variable. Compensation and benefits as a percentage of Net revenues were 56.5% and 52.8% for the third quarter of 2020 and 2019, respectively, and 54.8% and 54.2% for the first nine months of 2020 and 2019, respectively. Compensation expense related to the amortization of share-based and cash-based awards amounted to $73.4 million and $78.8 million for the third quarter of 2020 and 2019, respectively, and $235.9 million and $224.3 million for the first nine months of 2020 and 2019, respectively.

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
Non-compensation expenses were $273.0 million for the third quarter of 2020, an increase of $1.9 million, or 0.7%, compared with $271.1 million in the third quarter of 2019. Non-compensation expenses as a percentage of Net revenues were 21.4% and 35.8% for the third quarter of 2020 and 2019, respectively, demonstrating the operating leverage inherent in our business.

The increase in non-compensation expenses was primarily due to higher underwriting costs primarily due to an increase in the number of transactions and higher Floor brokerage and clearing fees due to an increase in trading volumes across the equities and fixed income businesses. The increase was also due to higher technology and communication expenses primarily related to increased market data and connectivity usage and costs associated with the development of various trading systems and continued costs associated with a largely remote working environment. The increase in non-compensation expenses was partially offset by lower business development expenses as business travel and hosted events were curtailed due to COVID-19.
Non-compensation expenses were $813.4 million for the first nine months of 2020, an increase of $54.3 million, or 7.2%, compared with $759.1 million in the first nine months of 2019. Non-compensation expenses as a percentage of Net revenues were 23.6% and 33.4% for the first nine months of 2020 and 2019, respectively, demonstrating the operating leverage inherent in our business.
The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to an increase in trading volumes primarily across our equities businesses, as well as in the fixed income businesses and higher underwriting costs primarily due to an increase in the number of transactions. The increase was also due to higher technology and communication expenses primarily related to costs associated with the development of various trading systems, increased market data and connectivity usage and costs associated with our move to a largely remote working environment. Non-compensation expense also increased due to higher other expenses, which included our charitable donations of $8.6 million, in memory of Peg Broadbent, Jefferies Group's longstanding, esteemed CFO who tragically died from complications of COVID-19 in March and our donation made to various charities in support of the Australian wildfire relief effort. The increase in non-compensation expenses was partially offset by lower business development expenses as business travel and hosted events were curtailed due to COVID-19.
Asset Management
We are building a diversified asset management platform that supports and develops focused funds and managed accounts by distinct management teams. In the early stages of some of our offerings, we may invest directly in funds that we manage; we may also make investments or provide services in connection with revenue sharing agreements. In the first quarter of 2020, we reorganized our segments to separately report our Asset Management businesses. In connection with this change, we have reclassified the prior periods to conform to our current presentation.
A summary of results of operations for our Asset Management segment is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Net revenues	$118,558	$20,341	$146,278	$95,448

Expenses:
Compensation and benefits	10,652	18,557	59,375	48,749
Floor brokerage and clearing fees	6,103	(500)	20,288	14,401
Depreciation and amortization	2,018	512	4,776	1,472
Selling, general and other expenses	12,181	9,442	36,717	29,422
Total expenses	30,954	28,011	121,156	94,044

Income (loss) before income taxes and income related to associated companies	87,604	(7,670)	25,122	1,404
Income related to associated companies	—	267	—	607

Income (loss) before income taxes	$87,604	$(7,403)	$25,122	$2,011

Revenues

Asset management net revenues include the following:
•    management and performance fees from funds and accounts managed by us;
•revenue from strategic partners pursuant to agreements which entitle us to portions of our partners' revenues and/or profits; and
•    investment income from our investments managed by our asset management business and other strategic partners.

The following summarizes the results of our Asset Management businesses revenues by asset class (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Asset management fees:
Equities	$1,215	$825	$5,226	$3,922
Multi-asset	1,912	3,822	7,488	15,218
Total asset management fees	3,127	4,647	12,714	19,140

Revenues from arrangements with strategic partners (1)	5,159	880	14,814	1,791
Total asset management fees and revenues	8,286	5,527	27,528	20,931

Investment return (2) (3)	123,271	24,102	155,426	105,464
Allocated net interest (2) (4)	(12,999)	(9,288)	(36,676)	(30,947)

Total Asset Management	$118,558	$20,341	$146,278	$95,448

(1)These amounts include our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.
(2)Net revenues attributed to the Investment return in our Asset Management segment have been disaggregated to separately present Investment return and Allocated net interest (see footnote 4 below). This disaggregation is intended to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods.
(3)Includes net interest expense of $6.0 million and $2.0 million for the third quarter of 2020 and 2019, respectively, and $19.6 million and $3.7 million for the first nine months of 2020 and 2019, respectively.
(4)Allocated net interest represents the allocation of long-term debt interest expense to our Asset Management reportable segment, net of interest income on Cash and cash equivalents and other sources of liquidity.

Asset management net revenues for the third quarter of 2020 were a record $118.6 million, meaningfully higher than the $20.3 million recorded in the third quarter of 2019, primarily as a result of higher investment returns. Since the prior year quarter, we made capital investments in several new separately managed accounts and funds. In addition, our results reflect improved performance across most of our historical platforms.

Asset management net revenues for the first nine months of 2020 were a record $146.3 million, compared with $95.4 million for the first nine months of 2019, primarily as a result of higher investment returns. Since the prior year period, we made capital investments in several new separately managed accounts and funds. In addition, our results reflect improved performance across most of our historical platforms. The current year period also included higher revenues from our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.

Our investment returns were generated though fund investments and separately managed accounts. The following table reflects amounts invested by asset manager (in thousands):

	August 31, 2020	November 30, 2019

Jefferies Financial Group Inc., as manager:
Fund investments (1)	$231,987	$240,804
Separately managed accounts (2)	355,668	489,617
Total	587,655	730,421

Third-party, as manager:
Fund investments (3)	641,998	306,554
Separately managed accounts (2)	334,196	266,484
Investments in asset managers	109,211	114,161
Total	1,085,405	687,199

Total asset management investments (4)	$1,673,060	$1,417,620

(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in the consolidated financial statements. At August 31, 2020 and November 30, 2019, $0.1 million and $22.6 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
(2)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented in the Consolidated Statements of Financial Condition within each respective line item.
(3)    The increase for the first nine months of 2020 was primarily due to an investment in a new fund in the current year period.
(4)    Of the $1,673.1 million total invested in the funds at August 31, 2020, $1,227.1 million was sourced from the proceeds of long-term and permanent capital. At August 31, 2020 and November 30, 2019, Jefferies Group has borrowed $446.0 million and $135.0 million, respectively, under credit facility agreements, which are secured by a combination of our investment in a fund managed by us, with a carrying value of $231.7 million and $218.1 million at August 31, 2020 and November 30, 2019, respectively, and our investment in certain funds managed by third-parties with a carrying value of $623.4 million at August 31, 2020.

Expenses

The increase in expenses in the third quarter and first nine months of 2020 as compared with the third quarter and first nine months of 2019, respectively, primarily reflects the expansion of the Asset Management business, additional costs from the wind down of one of our asset management businesses and the dedication of resources previously included in Corporate.

Assets under Management

Assets under management by predominant asset class were as follows (in millions):

	August 31, 2020	November 30, 2019
Assets under management (1):
Equities	$444	$228
Multi-asset (2)	178	988
Total	$622	$1,216

(1)    Assets under management include third-party net assets actively managed by us, including hedge funds and certain managed accounts. The amounts at November 30, 2019 also include $150 million of assets under management in a strategy, which represents a net asset value equivalent of an asset management strategy where we earn performance fees. We may consolidate certain funds and for such consolidated funds, assets under management include the pro-rata portion of third-party net assets in consolidated funds based on the percentage ownership of third-party investors in the consolidated fund. The above amounts do not include assets under management at non-consolidated strategic partners or investments.
(2)    During the third quarter of 2020, $398 million of these assets under management were liquidated and the funds were returned to the third-party investors.

Change in assets under management were as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Assets under management:
Balance, beginning of period	$1,039	$1,558	$1,216	$2,527
Net cash flow in (out)	(420)	(164)	(490)	(1,113)
Net market appreciation (depreciation)	3	84	(104)	64

Balance, end of period	$622	$1,478	$622	$1,478

The change in assets under management during the third quarter of 2020 is primarily due to the liquidation and redemptions from certain funds. The change in assets under management during the third quarter of 2019 is primarily due to redemptions from certain funds and separately managed accounts. The change in assets under management during the first nine months of 2020 is primarily due to the liquidation and redemptions from certain funds and market depreciation during the period. The change in assets under management during the first nine months of 2019 is primarily due to redemptions from certain funds and separately managed accounts and the dissolution of a fund partially offset by new subscriptions and investments from third-parties.

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

Merchant Banking

The composition of our Merchant Banking portfolio has been impacted by a number of transactions during recent years. The following chart reflects the significant components of our portfolio each year:

	Nine Months Ended August 31, 2020	Nine Months Ended August 31, 2019

Consolidated Businesses	Oil and Gas	Oil and Gas
	HomeFed	HomeFed beginning July 1
	Idaho Timber	Idaho Timber

Associated Companies	Linkem	Linkem
	FXCM Equity Investment	FXCM Equity Investment
	-	National Beef
	-	HomeFed prior to July 1

Other Investments	The We Company	The We Company
	FXCM Term Loan	FXCM Term Loan
	-	Spectrum Brands Holdings, Inc. ("Spectrum Brands")

A summary of results for Merchant Banking is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Net revenues	$220,887	$73,754	$532,608	$391,825

Expenses:
Compensation and benefits	20,573	16,804	51,736	44,638
Cost of sales	82,657	85,773	235,871	233,109
Interest expense	7,398	8,893	24,453	25,521
Depreciation and amortization	14,408	17,784	50,627	49,904
Selling, general and other expenses	30,157	51,897	157,990	111,275
Total expenses	155,193	181,151	520,677	464,447

Income (loss) before income taxes and income (loss) related to associated companies	65,694	(107,397)	11,931	(72,622)
Income (loss) related to associated companies	5,053	72,016	(69,523)	121,159

Income (loss) before income taxes	$70,747	$(35,381)	$(57,592)	$48,537

A summary of results for Merchant Banking by source is as follows (in thousands):

	For the Three Months Ended August 31, 2020				For the Three Months Ended August 31, 2019
	Revenues	Expenses	Income (Loss) from Associated Companies	Total Pre-Tax Income (Loss)	Revenues	Expenses	Income (Loss) from Associated Companies	Total Pre-Tax Income (Loss)

Oil and gas	$3,658	$28,518	$—	$(24,860)	$43,683	$51,652	$—	$(7,969)
Idaho Timber	119,752	89,116	—	30,636	82,599	80,232	—	2,367
Real estate	8,169	10,243	2,532	458	12,343	13,619	8,883	7,607
National Beef	—	—	—	—	—	—	75,867	75,867
Spectrum Brands	—	—	—	—	27,202	—	—	27,202
Other	89,308	27,316	2,521	64,513	(92,073)	35,648	(12,734)	(140,455)

Total	$220,887	$155,193	$5,053	$70,747	$73,754	$181,151	$72,016	$(35,381)

	For the Nine Months Ended August 31, 2020				For the Nine Months Ended August 31, 2019
	Revenues	Expenses	Income (Loss) from Associated Companies	Total Pre-Tax Income (Loss)	Revenues	Expenses	Income (Loss) from Associated Companies	Total Pre-Tax Income (Loss)

Oil and gas	$118,208	$144,245	$—	$(26,037)	$112,004	$119,227	$—	$(7,223)
Idaho Timber	282,774	240,174	—	42,600	248,325	235,057	—	13,268
Real estate	31,364	40,857	(50,910)	(60,403)	12,438	14,231	9,438	7,645
National Beef	—	—	—	—	—	—	137,918	137,918
Spectrum Brands	—	—	—	—	58,237	—	—	58,237
Other	100,262	95,401	(18,613)	(13,752)	(39,179)	95,932	(26,197)	(161,308)

Total	$532,608	$520,677	$(69,523)	$(57,592)	$391,825	$464,447	$121,159	$48,537

Oil and Gas

Oil and gas net revenues primarily consist of three components: unrealized gains and losses related to oil hedges, mark-to-market increases and decreases related to a financial instrument held at fair value, and production revenues, which also include the impact of realized gains and losses related to oil hedges. Oil and gas net revenues include net unrealized gains (losses) related to oil hedge derivatives of $(29.7) million and $0.3 million for the third quarter of 2020 and 2019, respectively, and $5.2 million and $1.0 million for the first nine months of 2020 and 2019, respectively. The decrease in the fair value of Vitesse Energy Finance's hedges in the third quarter of 2020 is a result of the appreciation of oil prices during the quarter. As discussed further in Note 3 to the consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options in order to reduce exposure to future oil price fluctuations. For the remainder of 2020, over 100% of expected oil production is hedged at a weighted average price of approximately $60/barrel.

Mark-to-market losses related to a financial instrument owned held at fair value were $1.1 million and $0.6 million for the third quarter of 2020 and 2019, respectively, and $6.8 million and $17.6 million during the first nine months of 2020 and 2019, respectively. Production revenues were $34.5 million and $44.0 million for the third quarter of 2020 and 2019, respectively, and $119.8 million and $128.6 million during the first nine months of 2020 and 2019, respectively.
Total expenses for Oil and gas decreased in the third quarter of 2020 as compared to the third quarter of 2019, primarily due to lease abandonment charges of $15.1 million at JETX Energy in third quarter of 2019. Total expenses for Oil and gas increased in the first nine months of 2020 as compared to the first nine months of 2019, primarily due to non-cash charges to JETX Energy's oil and gas assets of $33.0 million and to Vitesse Energy Finance's oil and gas assets in the DJ Basin of $13.2 million, reflecting the impact of oil price declines, partially offset by lease abandonment charges of $15.1 million at JETX Energy in the first nine months of 2019.

Idaho Timber
High demand for home improvement and construction, as well as limited supply in the timber industry due to COVID-19 related disruptions, has led to favorable pricing and record results for Idaho Timber. Net revenues increased in the third quarter and first nine months of 2020 as compared to the third quarter and first nine months of 2019, primarily due to an increase in average selling price of 43% and 12%, respectively.
The increase in total expenses for Idaho Timber in the third quarter and first nine months of 2020 as compared to the third quarter and first nine months of 2019 primarily reflects increased compensation expense and a small increase in cost of sales.
Real Estate

The decrease in real estate revenues in the third quarter of 2020 as compared to the third quarter of 2019, primarily reflects decreased revenues from sales of properties. The increase in real estate revenues for the first nine months of 2020 as compared to the prior year period relates to the acquisition of HomeFed in the third quarter of 2019.

The decrease in real estate expenses in the third quarter of 2020 as compared to the third quarter of 2019, primarily reflects decreased cost of sales of real estate. The increase in real estate expenses for the third quarter and first nine months of 2020 as compared to the prior year periods relates to the acquisition of HomeFed in the third quarter of 2019.

Income (loss) related to real estate associated companies for the first nine months of 2020, includes a non-cash charge of $6.9 million to fully write-off HomeFed's interest in the Brooklyn Renaissance Plaza hotel related to the significant impact of COVID-19 and a non-cash charge of $55.6 million to fully write-off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market.

National Beef and Spectrum Brands

Income from associated companies in 2019, reflects our share of National Beef's results prior to our sale in November 2019.

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

Other

Other revenues for the third quarter and first nine months of 2019 include a $72.1 million pre-tax gain on the remeasurement of our 70% interest in HomeFed to fair value in connection with the acquisition of the remaining common stock of HomeFed.

Other revenues also reflect realized and unrealized gains (losses) on financial instruments owned, which are held at fair value, of $60.4 million and $(195.0) million for the third quarter of 2020 and 2019, respectively, and $30.1 million and $(202.1) million during the first nine months of 2020 and 2019, respectively. The gains (losses) on financial instruments owned include an unrealized loss on The We Company of $146.0 million for the third quarter of 2019, and $44.2 million and $112.9 million during the first nine months of 2020 and 2019, respectively. The gains on financial instruments owned for the first nine months of 2020, also include a gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in our portfolio investments.

Corporate

A summary of results of operations for Corporate is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Net revenues	$591	$8,967	$11,908	$22,134

Expenses:
Compensation and benefits	9,790	11,450	25,819	41,732
Depreciation and amortization	869	830	2,631	2,552
Selling, general and other expenses	5,550	8,466	19,684	24,857
Total expenses	16,209	20,746	48,134	69,141

Loss before income taxes	$(15,618)	$(11,779)	$(36,226)	$(47,007)

Net revenues primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Total expenses include share-based compensation expense of $3.2 million and $5.3 million for the third quarter of 2020 and 2019, respectively, and $10.5 million and $17.1 million for the first nine months of 2020 and 2019, respectively.

Parent Company Interest

Parent company interest expense totaled $14.1 million and $14.8 million for the third quarter of 2020 and 2019, respectively, and $39.8 million and $44.3 million for the first nine months of 2020 and 2019, respectively. In connection with the acquisition of HomeFed in the third quarter of 2019, we began capitalizing interest. Capitalized interest was allocated among all of HomeFed's projects that are currently under development. Parent company interest capitalized during the third quarter and first nine months of 2020 was $0.7 million and $4.6 million, respectively.

Income Taxes

Our provisions for income taxes were $107.4 million and $185.1 million for the third quarter and first nine months of 2020, respectively, representing an effective tax rate of 26.1% and 28.7%, respectively.
Our benefits for income taxes were $36.1 million and $522.6 million for the third quarter and first nine months of 2019, respectively. Our provisions for income taxes for the third quarter and first nine months of 2019 were reduced by $36.0 million resulting from the reversal of deferred tax liabilities that existed at the HomeFed acquisition. Prior to its consolidation on July 1, 2019, HomeFed was accounted for under the equity method as an investment in an associated company. Since we have the intent and ability under the tax law to recover the investment tax-free, the deferred tax liability associated with the equity method investment was derecognized.

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

Selected Statement of Financial Condition Data

The tables below reconcile the balance sheet for each of our segments to our consolidated balance sheet (in thousands):

	August 31, 2020
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$6,740,091	$20,827	$196,068	$1,469,846	$—	$8,426,832
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	986,117	—	—	—	—	986,117
Financial instruments owned, at fair value	15,249,532	2,401,937	330,527	4,725	—	17,986,721
Loans to and investments in associated companies	892,987	90,743	555,626	—	—	1,539,356
Securities borrowed	7,268,413	—	—	—	—	7,268,413
Securities purchased under agreements to resell	5,327,391	—	—	—	—	5,327,391
Securities received as collateral, at fair value	4,413	—	—	—	—	4,413
Receivables	3,690,889	518,901	815,874	3,472	—	5,029,136
Property, equipment and leasehold improvements, net	863,500	8,640	31,401	12,355	—	915,896
Intangible assets, net and goodwill	1,721,410	143,312	49,820	—	—	1,914,542
Other assets	1,143,142	7,917	1,246,419	436,845	(459,152)	2,375,171
Total assets	43,887,885	3,192,277	3,225,735	1,927,243	(459,152)	51,773,988

Liabilities
Long-term debt (1) (2)	6,464,031	524,403	439,031	992,372	—	8,419,837
Other liabilities	31,448,625	1,769,065	776,575	225,314	(459,152)	33,760,427
Total liabilities	37,912,656	2,293,468	1,215,606	1,217,686	(459,152)	42,180,264

Redeemable noncontrolling interests	—	—	24,273	—	—	24,273
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	711	15,853	17,222	—	—	33,786

Total Jefferies Financial Group Inc. shareholders' equity	$5,974,518	$882,956	$1,968,634	$584,557	$—	$9,410,665

(1)    Jefferies Group long-term debt of $7.0 billion at August 31, 2020 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.

(2)    Long-term debt within Merchant Banking of $439.0 million at August 31, 2020, primarily includes $235.0 million for real estate businesses, $104.3 million for Vitesse Energy Finance and $99.8 million for Foursight Capital. At August 31, 2020, Vitesse Energy Finance had $105.0 million drawn out of the maximum $120.0 million borrowing base on its credit facility and Foursight Capital had $100.1 million drawn out of the maximum $175.0 million credit commitment on its credit facilities. See Note 11 in our consolidated financial statements for additional information.

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

The table below presents our capital by significant business and investment (in thousands):

	August 31, 2020	November 30, 2019

Jefferies Group	$6,547,101	$6,181,683

Assets held on behalf of Asset Management (excluding Jefferies Group)	310,373	227,908

Merchant Banking:
Oil and gas	543,470	585,493
Real estate	542,377	645,328
Linkem	206,047	194,847
FXCM	136,882	129,343
Idaho Timber	92,032	77,914
The We Company	9,608	53,798
Investments in other public companies	178,025	178,593
Other	260,193	279,161
Total Merchant Banking	1,968,634	2,144,477

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	584,557	1,025,637

Total Capital	$9,410,665	$9,579,705

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
◦We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at August 31, 2020. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band and is preparing to upgrade its service to 5G. Linkem is accounted for under the equity method.
◦Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2021 ($71.6 million principal outstanding at August 31, 2020), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity in FXCM. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.
◦Idaho Timber is our consolidated subsidiary engaged in the manufacture and distribution of various wood products.
◦We invested $9.0 million in 2013 in The We Company, which creates collaborative office communities. Currently we own less than 1% of the company. Our interest in The We Company is reflected in Financial instruments owned, at fair value in our financial statements.

•Corporate liquidity and other assets, net of Corporate liabilities, primarily consist of cash and cash equivalents, net of long-term debt and payables, expense accruals and other liabilities, as well as our outstanding mandatorily redeemable convertible preferred shares.

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
Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time, total $1,635.1 million at August 31, 2020 and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in the Consolidated Statement of Financial Condition as cash and cash equivalents and financial instruments owned, at fair value. At August 31, 2020, $1,291.2 million of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.
During the first nine months of 2020, our parent company received cash distributions of $289.3 million from our existing subsidiary businesses, including $206.6 million from Jefferies Group. We also received $113.0 million from divestitures and repayments of advances.
Our recurring cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, aggregate approximately $287.6 million on an annual basis. Dividends paid during the first nine months of 2020 of $122.9 million include quarterly dividends of $0.15 per share. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
For many years, we have benefited from federal net operating loss carryovers ("NOLs") which have substantially offset our federal cash tax requirements. As a result of the usage of our NOLs and other tax attributes, we expect to incur federal cash tax liabilities in 2021.

Our primary long-term parent company cash requirement is our $1.0 billion principal outstanding as of August 31, 2020 under our long-term debt, of which $750.0 million is due in 2023 and $250.0 million in 2043. As we generate excess liquidity, we evaluate the best use of the proceeds, which may include reductions to existing debt, share repurchases, special dividends, investments in our businesses, or any of a number of other options available to us.
Shares Outstanding

At November 30, 2019, we had approximately $203.6 million available for future share repurchases, based on the closing price of Jefferies common shares on November 30, 2019. In January 2020, the Board of Directors approved an additional $250.0 million share repurchase authorization. In March 2020, having completed the repurchase of shares under the previous authorization, the Board of Directors approved an additional share repurchase authorization of $100 million. In June 2020, the Board of Directors increased the share repurchase authorization by $176.7 million to $250.0 million. During the first nine months of 2020, we purchased a total of 32,659,910 of our common shares for $619.9 million, or an average price per share of $18.98. At August 31, 2020, we had approximately $122.0 million available for future repurchases. In September 2020, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $122.0 million.

At August 31, 2020, we had outstanding 259,245,885 common shares and 23,737,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 282,982,885 outstanding common shares if all awards become outstanding common shares). The 23,737,000 share-based awards include the target number of shares under the senior executive award plan.

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

Liquidity reserve (in thousands):	August 31, 2020
Minimum reserve under liquidity target	$575,200
Actual liquidity	$1,635,109

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

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended August 31, 2020	Nine Months Ended August 31, 2019

Cash, cash equivalents and restricted cash at beginning of period	$8,480,435	$6,012,662
Net cash provided by (used for) operating activities	1,307,858	(1,251,322)
Net cash provided by (used for) investing activities	(188,404)	1,103,174
Net cash provided by (used for) financing activities	(221,719)	835,510
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	19,723	(18,243)

Cash, cash equivalents and restricted cash at end of period	$9,397,893	$6,681,781

During the first nine months of 2020, net cash provided by operating activities primarily relates to funds provided by Jefferies Group of $1,187.6 million. Net losses related to property and equipment, and other assets includes the non-cash charge of $53.3 million to write-down the value of certain of our investments during the first nine months of 2020.
During the first nine months of 2019, net cash used for operating activities primarily relates to funds used by Jefferies Group of $1,452.3 million, including $126.5 million of distributions received from associated companies. Net cash used for operating activities for 2019 also includes $121.8 million of distributions from National Beef.
During the first nine months of 2020, net cash used for investing activities principally reflects $1,390.8 million of loans to and investments in associated companies and $146.4 million for acquisitions of property, equipment and leasehold improvements, and other assets, partially offset by $1,372.8 million of capital distributions and loan repayments from associated companies.
During the first nine months of 2019, net cash provided by investing activities includes proceeds from maturities of investments of $531.1 million and proceeds from sales of investments of $890.3 million. Jefferies Group used funds of $73.6 million for investing activities in 2019.
During the first nine months of 2020, net cash used for financing activities primarily relates to funds used to repurchase common shares for treasury of $623.5 million and funds used to pay dividends of $122.9 million. This was partially offset by funds provided by Jefferies Group of $442.0 million, including funds provided by the issuance of debt of $2,085.0 million and proceeds from other secured financings of $323.9 million, partially offset by funds used for the repayment of debt of $1,945.8 million.
During the first nine months of 2019, net cash provided by financing activities primarily reflects funds generated by Jefferies Group of $1,283.8 million. This includes funds provided by the issuance of debt of $2,326.3 million and proceeds from other secured financings of $940.0 million, partially offset by repayment of debt of $1,977.6 million. Net cash provided by financing activities also reflects funds used to repurchase common shares for treasury of $372.8 million, funds used to pay dividends of $112.5 million and proceeds on secured financings in our Merchant Banking segment of $32.3 million.
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
A business unit level balance sheet and cash capital analysis are prepared and reviewed with senior management on a weekly basis. As a part of this balance sheet review process, capital is allocated to all assets and gross balance sheet limits are adjusted, as necessary. This process ensures that the allocation of capital and costs of capital are incorporated into business decisions. The goals of this process are to protect the firm's platform, enable the businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.

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

At August 31, 2020, the Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 financial instruments owned, at fair value that are approximately 2% of total financial instruments owned, at fair value.

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

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months Ended August 31, 2020	Year Ended November 30, 2019
Securities purchased under agreements to resell:
Period end	$5,327	$4,300
Month end average	8,282	7,762
Maximum month end	12,061	11,589

Securities sold under agreements to repurchase:
Period end	$7,259	$7,505
Month end average	13,941	14,686
Maximum month end	18,979	19,654

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
To ensure that inventory does not need to be liquidated in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $12.5 billion at August 31, 2020 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At August 31, 2020, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm's business mix.

Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	August 31, 2020	Average Balance Third Quarter 2020 (1)	November 30, 2019
Cash and cash equivalents:
Cash in banks	$1,431,834	$2,290,893	$983,816
Money market investments (2)	5,317,872	3,304,669	4,584,087
Total cash and cash equivalents	6,749,706	5,595,562	5,567,903

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,122,768	988,506	972,624
Other (4)	216,088	282,436	377,296
Total other sources	1,338,856	1,270,942	1,349,920

Total cash and cash equivalents and other liquidity sources	$8,088,562	$6,866,504	$6,917,823

(1)Average balances are calculated based on weekly balances.
(2)At August 31, 2020 and November 30, 2019, $4,987.0 million and $4,496.7 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $330.9 million and $87.4 million at August 31, 2020 and November 30, 2019, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended August 31, 2020 was $3,240.4 million.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2020, repurchase financing can be readily obtained for 74.4% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

The following summarizes Jefferies Group's financial instruments by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	August 31, 2020		November 30, 2019
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$2,356,376	$215,732	$2,403,589	$256,624
Corporate debt securities	2,075,043	18,327	1,893,605	29,412
U.S. government, agency and municipal securities	3,587,929	140,474	2,894,264	151,414
Other sovereign obligations	2,545,333	998,904	2,633,636	969,800
Agency mortgage-backed securities (1)	1,922,293	—	1,757,077	—
Loans and other receivables	569,620	—	655,120	—
Total	$13,056,594	$1,373,437	$12,237,291	$1,407,250

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

Sources of Funding and Capital Resources

Jefferies Group's assets are funded by equity capital, senior debt, securities loaned, securities sold under agreements to purchase, customer free credit balances, bank loans and other payables.

Secured Financing
Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short- and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. Approximately 68.8% of Jefferies Group's cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately six months at August 31, 2020.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At August 31, 2020, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, floating rate puttable notes and equity-linked notes, totaled $805.4 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $643.5 million and $592.3 million for the third quarter and first nine months of 2020, respectively.
Our short-term borrowings include the following facilities:

•Credit Facility. One of Jefferies Group's subsidiaries has a credit facility agreement ("Jefferies Group Credit Facility") with JPMorgan Chase Bank, N.A. under which it has borrowed $246.0 million at August 31, 2020. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the Jefferies Group Credit Facility. The Jefferies Group Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower's future indebtedness. At August 31, 2020, we were in compliance with all debt covenants under the Jefferies Group Credit Facility.
•Royal Bank of Canada ("RBC") Credit Facility. One of Jefferies Group's subsidiaries has a credit facility agreement with the Royal Bank of Canada ("RBC Credit Facility") for a committed amount of $200.0 million. Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%. The RBC Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also impose certain restrictions on the borrower's future indebtedness. At August 31, 2020, we were in compliance with all debt covenants under the RBC Credit Facility.
•Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Jefferies Group Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At August 31, 2020, we were in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statements of Financial Condition. At August 31, 2020, the outstanding notes were $2.8 billion, bear interest at a spread over LIBOR and mature from September 2020 to May 2022.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at August 31, 2020 is $7.0 billion. Jefferies Group's long-term debt, excluding its revolving credit facility and the secured bank loan, has a weighted average maturity of approximately 9.6 years.
During the nine months ended August 31, 2020, Jefferies Group's 2.375% Euro Medium Term Notes matured and were repaid. Additionally, during the nine months ended August 31, 2020, structured notes with a total principal amount of approximately $244.4 million, net of retirements, and an additional $150.0 million principal amount of 5.125% Senior Notes due 2023 were issued by Jefferies Group. At August 31, 2020, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at August 31, 2020 was $1,522.1 million. Subsequent to quarter-end, on October 7, 2020, Jefferies Group issued 2.75% Senior Notes with a principal amount of $500.0 million, due 2032.

Jefferies Group has a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. At August 31, 2020, borrowings under the Jefferies Group Revolving Credit Facility amounted to $189.6 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at August 31, 2020, no instances of noncompliance with the Jefferies

Group Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations.

During 2019, one of Jefferies Group's subsidiaries entered into a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At August 31, 2020, we were in compliance with all covenants under the Jefferies Group Loan and Security Agreement.

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2020, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $76.0 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer, Jefferies LLC, registered with the Securities and Exchange Commission ("SEC") and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at August 31, 2020 were $1,612.5 million and $1,531.9 million, respectively.
FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries of Jefferies Group are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom ("U.K."). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC registered swap dealers not subject to regulation by a banking regulator. We expect that these provisions will result in modifications to the regulatory capital requirements of some of Jefferies Group's entities, and will result in some of Jefferies Group's other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Financial Services, Inc., which registered as a swap dealer with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014. Jefferies Group may also be required in the future to register one or more additional subsidiaries as security-based swap dealers with the SEC. Compliance with these rules is required by October 6, 2021.

The regulatory capital requirements referred to above may restrict Jefferies Group's ability to withdraw capital from its regulated subsidiaries.

The U.K. formally withdrew from the European Union ("EU") on January 31, 2020 and entered a transition period that is scheduled to expire on December 31, 2020. During the transition period, existing arrangements between the U.K. and EU will remain in place while the U.K. and EU seek to negotiate a free trade agreement that will govern their future trading relationship. We have taken steps to ensure our ability to provide services to our European clients without interruption. As such, we have established a wholly-owned subsidiary of our U.K. broker-dealer in Germany, which has been approved as an authorized Market in Financial Instruments Directive investment firm by the German regulator and which will enable us to conduct business across all of our European investment banking, fixed income and equity platforms. The new entity started trading in 2019 with EU clients with further clients migrating throughout 2020, and our plans contemplate providing sufficient capital pursuant to the regulatory requirements for the planned operations as well pursuant to requirements of relevant clearing organizations.

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
Excluding Jefferies Group, Financial instruments owned, at fair value include corporate equity securities with an aggregate fair value of $260.5 million at August 31, 2020. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $26.0 million.
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
Average daily VaR increased to $10.46 million for the third quarter of 2020 from $9.16 million for the second quarter of 2020. The increase was primarily driven by continued market volatility early in the current quarter, as well as increased equity exposure as we continue to build out our Asset Management business, partially offset by a decrease in interest rate risk and an increase in the diversification benefit across asset classes and business divisions.

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data.

	Daily VaR (1) Value-at-Risk in Trading Portfolios
	(In millions)
Risk Categories	VaR at August 31, 2020	Daily VaR for the Three Months Ended August 31, 2020			VaR at May 31, 2020	Daily VaR for the Three Months Ended May 31, 2020
		Average	High	Low		Average	High	Low

Interest Rates	$8.92	$8.65	$11.06	$7.19	$10.34	$9.31	$12.50	$5.96
Equity Prices	9.95	8.16	13.07	4.79	8.69	5.89	9.30	3.68
Currency Rates	0.26	0.21	2.17	0.12	0.21	0.20	0.39	0.10
Commodity Prices	0.37	0.91	1.56	0.24	1.18	0.64	1.18	0.28
Diversification Effect (2)	(5.03)	(7.47)	N/A	N/A	(10.25)	(6.88)	N/A	N/A

Firmwide	$14.47	$10.46	$14.47	$7.62	$10.17	$9.16	$10.81	$6.81

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the third quarter of 2020, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.
The chart below reflects our daily VaR over the last four quarters with the increase in the third quarter of 2020 due to continued market volatility and as certain businesses took advantage of the market rebound.
Daily Net Trading Revenue
There were eight days with trading losses out of a total of 65 trading days in the third quarter of 2020. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of Jefferies Group's trading activities for the third quarter of 2020 (in millions).

Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2020 (in thousands):

10% Sensitivity
Investments in funds (1)	$92,033
Private investments	20,249
Corporate debt securities in default	6,770
Trade claims	4,052
(1)    Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 3 in our consolidated financial statements.

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately of $1.2 million at August 31, 2020, which is included in Accumulated other comprehensive income (loss).
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
•Cash and cash equivalents, which include both interest-bearing and non-interest-bearing deposits at banks.

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
The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at August 31, 2020 and November 30, 2019 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019
AAA Range	$—	$—	$0.3	$1.5	$0.1	$—	$0.4	$1.5	$5,317.9	$4,584.1	$5,318.3	$4,585.6
AA Range	45.1	45.2	100.3	43.0	21.5	3.7	166.9	91.9	3.9	5.3	170.8	97.2
A Range	0.2	1.1	466.2	531.9	133.7	152.4	600.1	685.4	1,425.1	976.3	2,025.2	1,661.7
BBB Range	250.0	250.2	122.5	140.9	24.9	48.3	397.4	439.4	1.5	1.6	398.9	441.0
BB or Lower	40.0	15.0	17.8	6.6	239.7	154.1	297.5	175.7	0.1	—	297.6	175.7
Unrated	98.9	94.2	—	—	0.2	6.8	99.1	101.0	1.2	0.6	100.3	101.6
Total	$434.2	$405.7	$707.1	$723.9	$420.1	$365.3	$1,561.4	$1,494.9	$6,749.7	$5,567.9	$8,311.1	$7,062.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019
Asia/Latin America/Other	$15.0	$15.0	$51.0	$50.5	$7.1	$0.3	$73.1	$65.8	$226.0	$100.4	$299.1	$166.2
Europe	0.1	—	282.0	324.1	62.5	101.1	344.6	425.2	92.1	74.1	436.7	499.3
North America	419.1	390.7	374.1	349.3	350.5	263.9	1,143.7	1,003.9	6,431.6	5,393.4	7,575.3	6,397.3
Total	$434.2	$405.7	$707.1	$723.9	$420.1	$365.3	$1,561.4	$1,494.9	$6,749.7	$5,567.9	$8,311.1	$7,062.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019
Asset Managers	$0.1	$—	$—	$1.7	$—	$—	$0.1	$1.7	$5,317.9	$4,584.1	$5,318.0	$4,585.8
Banks, Broker-dealers	250.2	250.7	513.4	526.7	182.7	206.8	946.3	984.2	1,431.8	983.8	2,378.1	1,968.0
Corporates	106.6	81.3	—	—	228.2	154.4	334.8	235.7	—	—	334.8	235.7
Other	77.3	73.7	193.7	195.5	9.2	4.1	280.2	273.3	—	—	280.2	273.3
Total	$434.2	$405.7	$707.1	$723.9	$420.1	$365.3	$1,561.4	$1,494.9	$6,749.7	$5,567.9	$8,311.1	$7,062.8

For additional information regarding credit exposure to over-the-counter derivative contracts, see Note 4 in the consolidated financial statements.

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk.

The following tables reflect our top exposure to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure, as reflected in the Consolidated Statements of Financial Condition (in millions):

	August 31, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Australia	$35.2	$(19.6)	$1,514.3	$—	$14.3	$—	$13.4	$1,544.2	$1,557.6
Germany	589.6	(507.8)	894.9	—	68.6	11.5	16.4	1,056.8	1,073.2
United Kingdom	361.2	(140.5)	(39.1)	0.1	45.3	11.4	71.9	238.4	310.3
Hong Kong	46.8	(23.1)	—	—	0.2	—	152.0	23.9	175.9
Italy	1,458.4	(1,094.3)	(212.1)	—	—	0.4	—	152.4	152.4
Canada	343.8	(294.9)	(0.5)	—	21.7	78.7	1.7	148.8	150.5
China	498.1	(372.3)	(22.8)	—	—	—	—	103.0	103.0
Switzerland	110.9	(84.1)	1.1	—	28.1	2.5	3.5	58.5	62.0
Portugal	202.0	(141.0)	(0.4)	—	—	—	—	60.6	60.6
France	501.2	(493.9)	(107.2)	—	124.6	23.6	—	48.3	48.3
Total	$4,147.2	$(3,171.5)	$2,028.2	$0.1	$302.8	$128.1	$258.9	$3,434.9	$3,693.8

	November 30, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Netherlands	$946.0	$(329.7)	$(100.1)	$—	$42.6	$0.5	$—	$559.3	$559.3
United Kingdom	416.1	(199.9)	(124.4)	—	60.7	37.6	54.1	190.1	244.2
Italy	1,262.3	(1,192.4)	105.4	—	—	0.4	—	175.7	175.7
France	423.4	(296.2)	(93.1)	—	94.2	40.9	—	169.2	169.2
Canada	380.4	(362.2)	7.4	—	0.3	81.2	1.9	107.1	109.0
Spain	249.2	(137.3)	(25.7)	—	3.3	—	—	89.5	89.5
Japan	76.0	(171.6)	133.8	—	24.7	—	13.2	62.9	76.1
China	283.3	(236.9)	25.6	—	—	—	—	72.0	72.0
Mexico	112.0	(68.3)	13.0	—	—	—	—	56.7	56.7
Germany	238.2	(321.3)	19.3	—	88.3	14.4	13.6	38.9	52.5
Total	$4,386.9	$(3,315.8)	$(38.8)	$—	$314.1	$175.0	$82.8	$1,521.4	$1,604.2

At August 31, 2020, we have no material exposure to countries where either sovereign or non-sovereign sectors pose potential default risk as the result of liquidity concerns.

Operational Risk

Operational risk refers to the risk of loss resulting from operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in internal control processes. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. In addition, the transactions we process have become increasingly complex. If our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

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

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2020. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of August 31, 2020.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Although the onset of the COVID-19 pandemic resulted in meaningfully lower stock prices for many companies, as well as the trading prices for our own securities, the markets have not only stabilized but returned to near pre-COVID-19 levels. However, the further spread of the COVID-19 outbreak may materially negatively impact stock and other securities prices and materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries' business, operations, consolidated financial condition, and consolidated results of operations.
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

Similarly, our merchant banking businesses may suffer from the above-mentioned impacts of COVID-19 including employee and customer illnesses and quarantines, cancellations of events and travel, reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. As an example, an overall reduction in business activity has led to a decrease in global demand for oil and natural gas thereby causing lower prices for these commodities. Such dramatic price decreases may have a material adverse effect on our investments in Vitesse Energy Finance and JETX Energy.
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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the third quarter of 2020 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2020 to June 30, 2020	1,596	$15.26	—	$250,000
July 1, 2020 to July 31, 2020	7,200,000	$16.17	7,200,000	$133,576
August 1, 2020 to August 31, 2020	685,884	$17.16	675,000	$121,987
Total	7,887,480		7,875,000
(1)Includes an aggregate 12,480 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
(2)    In June 2020, the Board of Directors increased the share repurchase authorization to $250.0 million. At August 31, 2020, $122.0 million remains available for future purchases. In September 2020, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $122.0 million.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended August 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: October 9, 2020	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)