Form 10-K
period 2020-11-30
Jefferies Financial Group Inc.
filed 2021-01-29
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	November 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number:  1-5721
JEFFERIES FINANCIAL GROUP INC.
(Exact Name of Registrant as Specified in its Charter)

New York			13-2615557
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

520 Madison Avenue	New York,	New York	10022
(Address of principal executive offices)			(Zip Code)
(212) 460-1900
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $1 per share	JEF	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at May 31, 2020 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $3,513,705,737.
On January 21, 2021, the registrant had outstanding 251,070,970 Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant's Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 71.

PART I
Item 1.    Business.
Overview
Jefferies Financial Group Inc. ("Jefferies," "we," "our" or the "Company") is engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, was established in 1962 and is now the largest independent full-service global investment banking firm headquartered in the U.S.
Our strategy focuses on strengthening and expanding our core businesses of Investment Banking and Capital Markets and Asset Management, while continuing to simplify our structure and return capital to our shareholders. We are simplifying our structure through a managed transformation of our direct investing, or "Merchant Banking," business, which, to date, has included divestitures, special distributions to shareholders of assets, as well as transfers of financial assets out of our Merchant Banking portfolio and into Jefferies Group. We anticipate additional transactions as our transformation is completed. Some of these transactions have generated significant excess liquidity; some of these transactions have also reduced the future receipt of periodic distributions from subsidiaries to the parent company. In keeping with our strategy, a meaningful portion of the proceeds of these transactions has been returned to shareholders through share repurchases. During the past three fiscal years, we have returned to shareholders almost $3.4 billion through share repurchases and dividends.
Our executive offices are located at 520 Madison Avenue, New York, NY 10022, as is the global headquarters of Jefferies Group. Our primary telephone number is (212) 460-1900 and our website address is www.jefferies.com. At November 30, 2020, we had 4,945 full-time employees, including 3,922 full-time employees at Jefferies Group. Jefferies Group retains a credit rating separate from Jefferies and remains a U.S. Securities and Exchange Commission ("SEC") reporting company.
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

During 2020, we repurchased a total of 42,134,910 of our common shares for $812.7 million, or an average price per share of $19.29.
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
Over 950 investment banking professionals operate in the Americas, Europe and Asia Pacific, and are organized into industry, product and geographic coverage groups. Our industry coverage groups include Consumer; Energy; Financial Services; Healthcare; Industrials; Technology; Media and Telecommunications; Real Estate; Gaming and Lodging; Financial Sponsors and Public Finance. Our product coverage groups include advisory (which comprises both mergers and acquisitions and restructuring and recapitalization expertise), equity underwriting and debt underwriting. Our geographic coverage groups include teams based in major cities in the United States, London, Frankfurt, Paris, Milan, Amsterdam, Stockholm, Mumbai, Hong Kong, Singapore, Sydney, Tokyo and Zurich.

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
Equity Underwriting
We provide a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private placements of equity; initial public offerings, including initial public offerings for special acquisition companies; follow-on offerings; block trades and equity-linked convertible securities transactions.
Debt Underwriting
We provide a wide range of debt and acquisition financing capabilities for companies, financial sponsors and government entities. We focus on structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal debt, mortgage-backed and other asset-backed securities, and liability management solutions.
Corporate Lending
Jefferies Finance LLC ("Jefferies Finance"), a 50/50 joint venture between Jefferies Group and Massachusetts Mutual Life Insurance Company, is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers and manages proprietary and third-party investments in middle market and broadly syndicated loans. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume. Its Portfolio and Asset Management business line manages a broad portfolio of assets under management comprised of portions of loans it has arranged, as well as loan positions that it has purchased in the primary and secondary markets. The Portfolio and Asset Management business is comprised of three registered Investment Advisors: Jefferies Finance, Apex Credit Partners LLC and JFIN Asset Management LLC, which each separately focus on investments in cash flow and traditional asset-based revolving credit, collateralized loan obligations which invest in predominately broadly syndicated loans and proprietary and third-party investments in middle market loans held in private funds and separately managed accounts.
Equities
Equities Research, Capital Markets
We provide our clients full-service equities research, sales and trading capabilities across global securities markets. We earn commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter ("OTC") equity derivatives, convertible and other equity-linked products and closed-end funds. Our equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe and the Middle East and Africa; and Asia Pacific. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research and strategy, trading ideas, market information and analyses across a range of industries and receive and execute client orders. Our equity research covers over 2,500 companies around the world and a further more than 700 companies are covered by eight leading local firms in Asia Pacific with which we maintain alliances.
Equity Finance
Our Equity Finance business provides financing, securities lending and other prime brokerage services. We offer prime brokerage services in the U.S. that provide hedge funds, money managers and registered investment advisors with execution, financing, clearing, outsourced trading, reporting and administrative services. We finance our clients' securities positions through margin loans that are collateralized by securities, cash or other acceptable liquid collateral. We earn an interest spread equal to the difference between the amount we pay for funds and the amount we receive from our clients. We also operate a matched book in equity and corporate bond securities, whereby we borrow and lend securities versus cash or liquid collateral and earn a net interest spread. We offer selected prime brokerage clients the option of custodying their assets at an unaffiliated U.S. broker-dealer that is a subsidiary of a bank holding company. Under this arrangement, we directly provide our clients with all customary prime brokerage services.
Wealth Management
We provide tailored wealth management services designed to meet the needs of high net worth individuals, their families and their businesses, private equity and venture funds and small institutions. Our advisors provide access to all of our institutional execution capabilities and deliver other financial services. Our open architecture platform affords clients access to products and services from both our firm and from a variety of other major financial services institutions.
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
Other
We make principal investments in private equity and hedge funds managed by third-parties as well as, from time to time, take on strategic investment positions.
Berkadia
Berkadia Commercial Mortgage Holding LLC ("Berkadia") is a 50/50 joint venture with Berkshire Hathaway, Inc. that provides capital solutions, investments sales advisory and mortgage servicing for multifamily and commercial real estate. Berkadia originates commercial real estate loans, primarily in respect of multifamily housing units, for Fannie Mae, Freddie Mac and the Federal Housing Authority using their underwriting guidelines and will typically sell the loans to such entities shortly after the loans are funded with Berkadia retaining the mortgage servicing rights. For loans sold to Fannie Mae, Berkadia assumes a shared loss position throughout the term of each loan, with a maximum loss percentage of approximately one-third of the original principal balance. Berkadia also originates and brokers commercial/multifamily mortgage loans which are not part of the government agency programs.
In addition, Berkadia originates loans for its own balance sheet. These loans provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third-party. Berkadia also provides services related to the acquisition and disposition of multifamily real estate projects, including brokerage services, asset review, market research, financial analysis and due diligence support and is a servicer of U.S. commercial real estate loans, performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Asset Management
Our Asset Management segment includes both the asset management operations within Jefferies Group as well as those that were previously part of our Merchant Banking segment. Under the combined Leucadia Asset Management ("LAM") umbrella, we manage and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. LAM offers institutional clients an innovative range of investment strategies through its affiliated managers. Our products are currently offered to pension funds, insurance companies, sovereign wealth funds, and other institutional investors globally. The investment products under LAM range from multi-manager products, such as Schonfeld Fundamental Equities, Dymon Asia Capital and Weiss Multi-Strategy, to niche equity long/short strategies, such as Riposte Capital and Kathmandu, to credit strategies, such as Point Bonita Capital and 3|5|2 Capital. We offer our affiliated asset managers access to capital, operational infrastructure and global marketing and distribution. We often invest seed or additional strategic capital for our own account in the strategies offered by us and associated third-party asset managers in which we have an interest.

We continue to expand our asset management efforts. During 2020, we established a strategic relationship with Dymon Asia Capital (Asian multi-strategy) and FourSixThree Capital (distressed credit and special situations) and added Riposte Capital (contrarian long/short equity) and 3|5|2 Capital (consumer-focused asset-backed securities) to our LAM platform.
Merchant Banking
We own a diverse portfolio of businesses and investments that have the potential for significant value appreciation. The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings. We continue to evaluate new investments, primarily in financial services. We are in the process of a managed transformation of Merchant Banking, with the intention of selling to third-parties or restructuring under LAM all of our Merchant Banking businesses. Continuing changes in the mix of our businesses and investments therefore should be expected.
Our Merchant Banking portfolio currently includes primarily investments in Linkem, 56% (fixed wireless broadband services in Italy); Vitesse Energy, LLC ("Vitesse Energy Finance"), 97%, and JETX Energy, LLC ("JETX Energy"), 98%, (oil and gas); real estate, primarily HomeFed LLC ("HomeFed"), 100%; Idaho Timber, 100% (manufacturing); and FXCM Group, LLC ("FXCM"), 50% voting interest in FXCM and a majority of all distributions in respect of the equity of FXCM (provider of online foreign exchange trading services). The net book value of our entire Merchant Banking portfolio was $1.9 billion at November 30, 2020.
Linkem
We own 56% (48% voting) of Linkem S.p.A., the largest fixed wireless broadband service provider in Italy with approximately 710,000 subscribers. Its broadband service utilizes its proprietary fixed wireless network on its valuable nationwide 3.5GHz spectrum holdings. The 3.5GHz frequency band has been designated globally as one of the core bands for 5G services, placing Linkem in a strong position to continue its growth in a 5G environment. Linkem launched its first 5G towers in late 2020 and plans to rapidly increase its network coverage and service offerings over the coming years as it upgrades to 5G, adds subscribers and leverages its assets. Expansion and customer acquisition costs are expected to result in operating losses over the next couple of years.
Our initial investment in Linkem was made in July 2011. Since that time, we have funded much of Linkem's growth and become its largest shareholder. We own approximately 42% of the common shares of Linkem, as well as convertible preferred stock, which is automatically convertible to common shares in 2022, and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at November 30, 2020. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $102.4 million at November 30, 2020. The net book value of our investment in Linkem was $199.0 million at November 30, 2020.
Vitesse Energy Finance
Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires, invests and monetizes non-operated working interests and royalties predominantly in the Bakken Shale of the Williston Basin in North Dakota. These non-operated interests include working interests in flowing wells, leases that are held by production and undeveloped drilling locations within drilling spacing units ("DSUs"). The DSUs are expected to be developed via horizontal wells in the future by Vitesse Energy Finance's dozen plus operating partners. As Vitesse Energy Finance's operators convert the DSUs (undeveloped acreage) into flowing horizontal wells, our working interests and minerals are converted into cash flows produced by the flowing wells. Vitesse Energy Finance has acquired more than 47,200 net acres of leaseholds and has an interest in over 5,000 producing wells (106 net wells) with current production as of November 2020 of 10,000 barrels of oil equivalent per day. In addition, Vitesse Energy Finance has an interest in approximately 600 wells (14 net wells) that are shut-in due to offset development activity or low oil prices. Vitesse Energy Finance also has 876 gross wells (22.5 net wells) that are currently drilling, completing, or permitted for future drilling. Our strategic priorities for Vitesse Energy Finance are to selectively add to our core acreage, participate in future profitable horizontal wells, increase aggregate cash flow, limit the volatility of cash flows by appropriately hedging oil and profitably sell selective assets when appropriate. The net book value of our investment in Vitesse Energy Finance was $516.3 million at November 30, 2020.
Real Estate Assets
Our real estate assets primarily consist of our 100% ownership of HomeFed, a developer and owner of residential and mixed-use real estate properties in California, New York, Florida, Virginia and South Carolina. HomeFed's key assets include Otay Ranch, a master planned community that is under development in Chula Vista, CA, made up of approximately 4,450 acres of land entitled for 13,050 total units; and Renaissance Plaza, a mixed-use asset in Brooklyn, NY, comprised of an office building, garage and hotel. The net book value of our investment in real estate assets was $531.6 million at November 30, 2020.
Financial Information about Segments
Our operating and reportable segments consist of Investment Banking and Capital Markets; Asset Management; Merchant Banking; and Corporate. Our financial information regarding our reportable segments is contained in Note 27 in our consolidated financial statements.
Human Capital
We are focused on the durability, health and long-term growth and development of our business, as well as our long-term contribution to our shareholders, our clients, our employees, the communities in which we live and work, and society in general. Instrumental to all of this is our culture, which derives from our employees.
As of November 30, 2020, we had 4,945 employees located throughout the world. Our largest subsidiary, Jefferies Group, had 3,922 employees globally with approximately 64%, 24% and 12% of its workforce distributed across the Americas, Europe and Asia Pacific, respectively. Jefferies Group employees are predominately in our Investment Banking and Capital Markets segment or the support thereof. During fiscal 2020, Jefferies Group overall employee levels increased by 3% as we have continued to expand our presence in Asia, particularly in our Equities business, and we have continued to grow certain of our businesses in Europe. During fiscal 2020, there was a slight decline in the overall percentage of our employees in our Asset Management segment due to the wind down of a wholly-owned asset management platform during the year.
Our ability to develop and retain our clients depends on the reputation, marketing efforts, capabilities and knowledge of our employees and our firm. Jefferies Group workforce is predominately composed of employees in roles such as investment bankers, salespeople, trading professionals, research professionals and other revenue producing or specialized personnel. In order to compete effectively and continue to provide best in class service to our clients, we must attract, retain and motivate qualified professionals. During 2020, our voluntary turnover rate was 8%. Our overall retention rate is very high in our view. We believe our culture, our effort to maintain a meritocracy in terms of opportunity and our continued evolution and growth contribute to our success in attracting and retaining strong talent.
We had 931 employees in our Merchant Banking segment as of November 30, 2020, which were predominantly located in the U.S. The majority of these individuals are employed by our wholly-owned subsidiary, Idaho Timber. As with most manufacturing operations, safety is a key component of the overall process and Idaho Timber has a multitude of safety programs in place designed to protect the health and well-being of its employees. These programs and other employee-focused initiatives help Idaho Timber retain experienced employees who create operating efficiencies critical to our overall success.
The foundation of our culture is our approach to employee engagement, diversity, equity and inclusion, which is summed up in our Corporate Social Responsibility Principle: Respect People. We have implemented a number of policies and measures focused on non-discrimination, sexual harassment prevention, health and safety, training and education and Employee Resource Groups. We embrace diversity and inclusion, which we believe fosters creativity, innovation and thought leadership through the infusion of new ideas and perspectives. Our Board of Directors has underscored our commitment to diversity by appointing diverse candidates to fill the seats of one-third of our independent directors. We have also made a commitment to building a culture that provides opportunities for all employees regardless of our differences. As a result, we are able to pool our collective insights and intelligence to provide fresh and innovate thinking for our clients. Solid internal partnerships with Employee Resource Groups allow us to develop and retain our wealth of diverse talent and ensure continued growth and success. We encourage you to review our Environmental, Social and Governance Report ("ESG Report") (located on our website) for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our ESG Report or sections thereof, is deemed incorporated by reference into this Report. In addition, for discussion of the risks relating to our ability to attract, develop and retain highly skilled and productive employees, see "Part 1. Item 1A. Risk Factors."
Competition
All aspects of our business are intensely competitive. We compete primarily with large global bank holding companies that engage in capital markets activities, but also with other broker-dealers, asset managers and boutique investment banking firms. The large global bank holding companies have substantially greater capital and resources than we do. We believe that the principal factors affecting our competitive standing include the quality, experience and skills of our professionals, the depth of our relationships, the breadth of our service offerings, our ability to deliver consistently our integrated capabilities, and our culture, tenacity and commitment to serve our clients.
Regulation
Regulation in the United States. The financial services industry in which we operate is subject to extensive regulation. In the U.S., the SEC is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission ("CFTC") is the federal agency responsible for the administration of laws relating to commodity interests (including futures, commodity options and swaps). In addition, the Financial Industry Regulatory Authority, Inc. ("FINRA") and the National Futures Association ("NFA") are self-regulatory organizations ("SROs") that are actively involved in the regulation of financial services businesses (securities businesses in the case of FINRA and commodities/futures businesses in the case of the NFA). In addition, broker-dealers that conduct securities activities involving municipal securities are subject to regulation by the Municipal Securities Rulemaking Board ("MSRB"). In addition to federal regulation, we are subject to state securities regulations in each state and U.S. territory in which we conduct securities or investment advisory activities. The SEC, FINRA, CFTC, NFA and state securities regulators conduct periodic examinations of broker-dealers, investment advisors, futures commission merchants ("FCMs") and swap dealers. The designated examining authority under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act") for Jefferies LLC's activities as a broker-dealer is FINRA, and the designated self-regulatory organization under the U.S. Commodity Exchange Act for Jefferies LLC's non-clearing FCM activities is the NFA. Financial services businesses are also subject to regulation and examination by state securities regulators and attorneys general in those states in which they do business. In addition, broker-dealers, investment advisors, FCMs and swap dealers must also comply with the rules and regulation of clearing houses, exchanges, swap execution facilities and trading platforms of which they are a member.
Broker-dealers are subject to SEC, FINRA, MSRB and state securities regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure and requirements, anti-money laundering efforts, recordkeeping and the conduct of broker-dealer personnel including officers and employees (although state securities regulations are, in a number of cases, more limited). Registered investment advisors are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, custody of client assets, disclosures to clients, conflict of interest, insider trading and recordkeeping; and investment advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodity options, futures or swap transactions are subject to regulation by the CFTC and the NFA. Additional legislation, changes in rules promulgated by the SEC, FINRA, CFTC, NFA, other SROs of which the broker-dealer is a member, and state securities regulators, or changes in the interpretation or enforcement of existing laws or rules may directly affect the operations and profitability of broker-dealers, investment advisors, FCMs, commodity trading advisors, commodity pool operators and swap dealers. The SEC, CFTC, FINRA, NFA, state securities regulators and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Jefferies LLC, its affiliates, including affiliated investment advisors, as well as its and their officers and employees (including, without limitation, injunctions, censures, fines, suspensions, directives that impact business operations (including proposed expansions), membership expulsions, or revocations of licenses and registrations).
SEC Regulation Best Interest ("Reg BI") requires that a broker-dealer and its associated persons to act in a retail customer's best interest and not place their own financial or other interests ahead of a retail customer's interests when recommending securities transactions or investment strategies, including recommendations of types of accounts. To meet this best interest standard, a broker-dealer must satisfy four component obligations including a disclosure obligation, a care obligation, a conflict of interest obligation, and a compliance obligation and both broker-dealers and investment advisors are required to provide disclosures about their standard of conduct and conflicts of interest.
In addition, certain states, have proposed or adopted measures that would make broker-dealers, sales agents and investment advisors and their representatives subject to a fiduciary duty when providing products and services to customers. The SEC did not indicate an intent to pre-empt state regulation in this area and some of the state proposals would allow for a private right of action. Since our Wealth Management division makes recommendations to retail customers, it is required to comply with the obligations under the Reg BI and applicable state laws.
Regulatory Capital Requirements. Several of our entities are subject to financial capital requirements that are set by regulation. Jefferies LLC is a dually-registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements. As a broker-dealer, Jefferies LLC is subject to the SEC's Uniform Net Capital Rule (the "Net Capital Rule"). Jefferies LLC has elected to compute its minimum net capital requirement in accordance with the "Alternative Net Capital Requirement" as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit Jefferies LLC's operations, such as underwriting and trading activities, and financing customers' prime brokerage or other margin activities, in each case, that could require the use of significant amounts of capital, limit its ability to engage in certain financing transactions, such as repurchase agreements, and may restrict its ability to (i) to make payments of dividends, withdrawals or similar distributions or payments to a stockholder/parent or other affiliate, (ii) to make a redemption or repurchase of shares of stock, or (iii) to make an unsecured loan or advance to such shareholders or affiliates. As a carrying/clearing broker-dealer, under FINRA Rule 4110, FINRA could impose higher minimum net capital requirements than required by the SEC, and could restrict a broker-dealer from expanding business or require the broker-dealer to reduce its business activities. If the broker dealer also carries accounts for other broker dealers which are engaged in proprietary trading, it may need net capital of $7 million or tentative net capital of $25 million, depending on circumstances. As a non-clearing FCM, Jefferies LLC is required to maintain minimum adjusted net capital of $1.0 million.
SEC registered broker-dealers that will also register with the SEC as security-based swap dealers engaging in principal transactions of security-based swaps ("SBS") are subject to rules regarding capital, segregation and margin requirements. The SEC rules establish similar standards for an entity registering as a standalone SBS dealer. The CFTC has also approved swap dealer capital rules. Both the SEC rules governing a standalone SBS dealer and the CFTC rules governing swap dealers are expected to come into effect in late 2021. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in SBS or swaps, which is the greater of $20 million or 2% (that the SEC could, in the future, increase up to 4% or 8%) of a risk margin amount. The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC SBS dealer or CFTC swap dealer at each clearing agency with respect to SBS or swap transactions cleared for SBS or swap customers and (ii) the total initial margin amount calculated by the SEC SBS dealer or CFTC swap dealer with respect to non-cleared SBS under new SEC rules and swaps under the CFTC rules.
Jefferies Group has two entities provisionally registered with the CFTC as swap dealers - Jefferies Financial Services Inc. ("JFSI") and Jefferies Financial Products LLC ("JFP"). Both JFSI and JFP are expected to comply with the SEC and CFTC capital rules for SBS and swap dealers, respectively, in the fourth quarter of 2021.
Under the Exchange Act, state securities regulators are not permitted to impose capital, margin, custody, financial responsibility, making and keeping records, bonding, or financial or operational reporting requirements on registered broker-dealers that differ from, or are in addition to, the requirements in those areas established under the Exchange Act, including the rules and regulations promulgated thereunder.
For additional information see Item 1A. Risk Factors.
Jefferies Group LLC is not subject to any regulatory capital rules.
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 23 to our consolidated financial statements for additional discussion of net capital calculations.
Regulation outside the United States. We are an active participant in the international capital markets and provide investment banking services internationally, primarily in Europe and Asia Pacific. As in the U.S., our international subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, German Federal Financial Supervisory Authority ("BaFin"), Investment Industry Regulatory Organization of Canada, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform.

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
Item 1A.    Risk Factors.
Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our securities. The risks set out below are not the only risks we face. In addition to the specific risks mentioned in this report, we may also be affected by other factors that affect businesses generally such as global or regional changes in economic, business or political conditions, acts of war, terrorism, pandemics, climate change or natural disasters. If any of such risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.
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
Market and Liquidity Risks

Our business is subject to significant credit risk. In the normal course of our businesses, we are involved in the execution, settlement and financing of various customer and principal securities and derivative transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Even when transactions are collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended and collateral has not been secured or the counterparty defaults before collateral or margin can be adjusted. We may also incur credit risk in our derivative transactions to the extent such transactions result in uncollateralized credit exposure to our counterparties.

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

A credit rating agency downgrade could significantly impact our businesses. We and Jefferies Group have credit ratings issued by various credit rating agencies. Maintaining our credit ratings is important to our and Jefferies Group's business and financial condition. We advised certain credit rating agencies that we would target specific concentration and liquidity principles, expressed in the form of certain ratios and percentages. A failure to meet these ratios and percentages could trigger a ratings downgrade. We and Jefferies Group intend to access the capital markets and issue debt securities from time to time, and a decrease in our credit ratings or outlook could adversely affect our liquidity and competitive position, increase our borrowing costs, decrease demand for our debt securities and increase the expense and difficulty of financing our operations. In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group or us may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. Such a downgrade could also negatively impact our and Jefferies Group's outstanding debt prices and our stock price. There can be no assurance that our or Jefferies Group's credit ratings will not be downgraded.

Our principal trading and investments expose us to risk of loss. A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high-yield, international, convertible, and equity securities, loans, derivative contracts and commodities for our own account. In any period, we may experience losses on our inventory positions as a result of the level and volatility of equity, fixed income and commodity prices (including oil prices), lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because certain of our investments are marked to market on a daily basis, any adverse price movement in these investments could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.

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
In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate, or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase capital requirements, which could have an adverse effect on our business, results of operations, financial condition and liquidity.
We may be adversely affected by changes in or the discontinuance of Interbank Offered Rates ("IBORs"), in particular, London Interbank Offered Rate ("LIBOR"). Central banks and regulators in a number of major jurisdictions (for example, the U.S., U.K., European Union ("EU"), Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021 and possibly prior to then. We currently hold IBOR positions with maturities past 2020. In addition, we rely on vendor applications and data providers that support downstream IBOR data. We are reviewing our positions for a strategic conversion to alternative rates for each currency we deal in. Each jurisdiction has proposed an alternative to LIBOR and other IBORs based on a risk free rate (the Secured Overnight Funding Rate for U.S. Dollars, Sterling Overnight Index Average for Sterling markets, Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens). It is possible that the discontinuance of the IBORs will result in disruption in the financial markets, suppressed capital markets activities and liquidity, pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, increased compliance, legal and operational costs, increased capital requirements and business continuity issues.

We continue to monitor and facilitate the transition from IBOR-referencing products to products referencing alternative reference rates. We have also been monitoring the development of the IBOR Fallbacks Protocol of the International Swaps and

Derivatives Association, which was published on October 23, 2020, and will enable market participants to incorporate the revisions into their legacy non-cleared derivatives trades with other counterparties as part of IBOR transition.

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
As a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including debt obligations. Many of our subsidiaries, including our broker-dealer subsidiaries, are subject to regulation that restrict dividend payments or reduce the availability of the flow of funds from those subsidiaries to us. In addition, our broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital requirements.
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
Economic Environment Risks
The effects of the outbreak of the novel coronavirus ("COVID-19") have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients' operations, which could have an adverse effect on our business, financial condition and results of operations. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world's most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states, including New York, where we are headquartered, have declared states of emergency. Similar impacts have been experienced in every country in which we do business. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:
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
• Potential regulatory scrutiny of our ability to adequately supervise our activities in accordance with applicable regulatory requirements

We are taking necessary and recommended precautions to protect the safety and well-being of our employees and customers, including by means of conducting certain business activities and operations remotely. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees' ability to provide customer support and service.

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

Our investment banking revenue, in the form of advisory services and underwriting, is directly related to general economic conditions and corresponding financial market activity. When the outlook for such economic conditions is uncertain or negative, financial market activity generally tends to decrease, which reduces our investment banking revenues. Reduced expectations of U.S. economic growth or a decline in the global economic outlook could cause financial market activity to decrease and negatively affect our investment banking revenues.

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

In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, political and financial uncertainty in the United States and the European Union, renewed concern about China's economy, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as those that have occurred due to the COVID-19 pandemic. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.
Changing financial, economic and political conditions could result in decreased revenues, losses or other adverse consequences. These include economic conditions that may be specific to the industries in which our businesses and investments operate, as well as a general economic slowdown, prolonged recession or other market downturn or disruption. Adverse impacts may include the following:
•A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in revenues we receive from commissions and spreads
•Adverse changes in the market could lead to decreases in the value of our holdings, both realized and unrealized.
•Unfavorable conditions or changes in general political, economic or market conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and sales and trading or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial, economic or political conditions. In particular, the increasing trend toward sovereign protectionism and deglobalization resulting from the current populist political movement has resulted or could result in decreases in free trade, erosion of traditional international coalitions, the imposition of sanctions and tariffs, governmental closures and no-confidence votes, domestic and international strife, and general market upheaval in response to such results, all of which could negatively impact our business

•Adverse changes in the securities markets could lead to a reduction in revenues from asset management fees and losses on our capital invested in managed funds. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors
•Adverse changes in the financial markets could lead to regulatory restrictions that may limit or halt certain of our business activities
•Limitations on the availability of credit can affect the ability of our businesses and investments to borrow on a secured or unsecured basis, which may adversely affect liquidity and results of operations. Global market and economic conditions have been particularly disrupted and volatile in the last several years and may be in the future. Our cost and availability of funding could be affected by illiquid credit markets and wider credit spreads
•Certain of our current and future businesses and investments may require additional third-party funding to succeed, such as venture capital funding, joint venture funding or other third-party capital. Failure to obtain such third-party funding may cause such business, investment or prospective investment to fail or progress slower than expected which could adversely affect its and our funding, liquidity, operations and profitability. In addition, such failure could also adversely affect our reputation which could adversely affect our business and future business prospects
•New or increased taxes on compensation payments such as bonuses may adversely affect our profits
•Should one or more of the competitors of our businesses or investments fail, business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with us and our lenders to cease loaning us money, which could adversely affect our operations, funding and liquidity
•Unfavorable economic conditions could have an adverse effect on the demand for new loans and the servicing of loans originated by third-parties, which would have an adverse impact on the operations and profitability of some of our financial services businesses and investments

The United Kingdom's ("U.K.") exit from the EU could adversely affect our businesses and investments. The U.K. left the EU on January 31, 2020, with a transition period until December 31, 2020 during which time the U.K. followed EU rules and a U.K.-EU trade agreement was negotiated governing EU and U.K. relations from January 1, 2021 resulting in a Trade and Cooperation Agreement together with a Political Declaration covering a number of areas including financial services. The Trade and Cooperation Agreement does not include substantive provisions for financial services, in particular it does not allow U.K. investment firms to provide services into the EU under the Passporting regime.

The potential impacts related to the delivery of Brexit or the terms of the new economic and security relationship between the U.K. and the EU on the movement of goods, services, people and capital between the U.K. and the EU, customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear and could adversely affect our businesses, including our revenues from trading and investment banking activities, particularly in Europe, and our results of operations and financial condition.

Jefferies Group operates substantial parts of its EU businesses from entities based in the U.K. and has taken steps to ensure that it is able to continue to provide services to clients located in the European Economic Area ("EEA") jurisdiction without interruption. As such, a Jefferies Group wholly-owned subsidiary, ("Jefferies GmbH"), has been established in Germany which is authorized as a MiFID investment firm by BaFin and client relationships have been migrated so that Jefferies GmbH can service EEA institutional clients across Investment Banking, Equities and Fixed Income sectors from its office in Frankfurt and branch offices in Amsterdam, Madrid, Milan, Paris and Stockholm. Due to considerations such as operating expenses, liquidity, leverage and capital, the modified European operating framework will be more complex, less efficient and more costly than would otherwise have been the case.

Operational Risks

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

We may incur losses if our risk management is not effective. We seek to monitor and control our risk exposure. Our risk management processes and procedures are designed to limit our and certain of our subsidiaries' exposure to acceptable levels as we conduct our businesses. We and certain of our subsidiaries apply comprehensive frameworks of limits on a variety of key metrics to constrain the risk profile of our business activities. These limits reflect our risk tolerances for business activity. The frameworks may include inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-Risk, sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital, and performance analysis. While we and certain of our subsidiaries employ various risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application, including risk tolerance determinations, cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As a result, we may incur losses notwithstanding our risk management processes and procedures.
The ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business. Our ability to develop and retain our clients depends on the reputation, judgment, business generation capabilities and skills of our professionals. To compete effectively, we must attract, retain and motivate qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel, in addition to qualified, successful personnel in functional, non-revenue producing roles. Competitive pressures we experience with respect to employees could have an adverse effect on our business, results of operations, financial condition and liquidity.
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
Operational risks may disrupt our business, result in regulatory action against us or limit our growth. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume and complexity of transactions could also constrain our ability to expand our businesses.

Certain of our financial and other data processing systems rely on access to and the functionality of operating systems maintained by third-parties. If the accounting, trading or other data processing systems on which we are dependent are unable to meet increasingly demanding standards for processing and security or, if they fail or have other significant shortcomings, we could be adversely affected. Such consequences may include our inability to effect transactions and manage our exposure to risk.

In addition, despite the contingency plans we and certain of our subsidiaries have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third-parties with which we conduct business.

Any cyber attack, cybersecurity incident, or other information security breach of, or vulnerability in, our technology systems, or those of our clients, partners, counterparties, or other third-party service providers we rely on, could have operational impacts, subject us to significant liability and harm our reputation. Our operations rely heavily on the secure processing, storage and transmission of financial, personal and other information in our computer systems and networks. In recent years, there have been several highly publicized incidents involving financial services companies reporting the unauthorized disclosure of client or other confidential information, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, which in some cases occurred as a result of failure to follow procedures by employees or contractors or as a result of actions by third-parties. Cyber attacks can originate from a variety of sources, including third-parties affiliated with foreign governments, organized crime or terrorist organizations. Third-parties may also attempt to place individuals within our firm or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent.
Like other financial services firms, we have been the target of attempted cyber attacks and we understand that cybersecurity incidents among financial services firms are on the rise. We are not aware of any material losses relating to cyber attacks or other information security breaches. The techniques used in these cyber attacks and cybersecurity incidents are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain reasonable security measures, including a suite of authentication and layered information security controls, no security measures are infallible, and we cannot guarantee that our safeguards will always work or that they would detect, mitigate or remediate these risks in a timely manner. Despite our implementation of reasonable security measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.
We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber attack, cybersecurity incident, or other information security breach. In addition, in order to access our products and services, our customers may use computers and other devices that are beyond our security control systems and processes.
Notwithstanding the precautions we take, if a cyber attack, cybersecurity incident, or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our reasonable security measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks, cybersecurity incidents, or other information security breaches to our customers, partners, third-party service providers, and counterparties. Though we have insurance against some cyber risks and attacks, we may be subject to litigation and financial losses that exceed our insurance policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Successful cyber attacks, cybersecurity incidents, or other information security breaches at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our reasonable security measures or the financial system in general, which could result in a loss of business.
Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber attack, cybersecurity incident, or other information security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack, cybersecurity incident, or other information security breach would take substantial amounts of time and resources, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm caused by the cyber attack, cybersecurity incident, or other information security breach or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated. All of these factors could further increase the costs and consequences of such a cyber attack, or cybersecurity incident. In providing services to clients, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Depending on the circumstances giving rise to the information security breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
Employee misconduct could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. In addition, our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice, and discretionary asset management. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective against certain misconduct, including conduct which is difficult to detect. The occurrence of significant employee misconduct could have a material adverse financial effect or cause us significant reputational harm and/or legal and regulatory liability, which in turn could seriously harm our business and our prospects.

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

Our investment in Berkadia may not prove to be successful and may adversely affect our results of operations or financial condition. At November 30, 2020, we had an approximately $301.2 million investment in Berkadia. Many factors, most of which are outside of our control, can affect Berkadia's business, including loan losses in excess of reserves, a change in the relationships with U.S. Government-Sponsored Enterprises or federal agencies, a significant loss of customers, and other factors that directly and indirectly effect the results of operations, including the sales and profitability of Berkadia, and consequently may adversely affect our results of operations or financial condition.

If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, we would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway. Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia. All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and a Berkshire Hathaway corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, we would suffer losses to the extent of our reimbursement obligation to Berkshire Hathaway. As of November 30, 2020, the aggregate amount of commercial paper outstanding was $1.47 billion.

Legal, Legislation and Regulation Risks

New legislation and regulation may significantly affect our businesses and investments. Significant new legislation and regulation affecting the financial services industry is regularly proposed and sometimes adopted. These legislative and regulatory initiatives affect not only us, but also our competitors and certain of our clients. These changes could have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business. Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition. In the U.S., such initiatives frequently arise in the aftermath of elections that change the party of the president or the majority party in the House and/or Senate.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the rules and regulations adopted by the CFTC and the SEC have introduced a comprehensive regulatory regime for swaps and SBS and parties that deal in such derivatives (although some rules, including the SEC rules for SBS, have compliance dates that will occur in the future). Two of our subsidiaries are provisionally registered as swap dealers with the CFTC and are members of the NFA. We may also be required in the future to register one or more additional subsidiaries as SBS dealers with the SEC. Certain swaps have been made subject to mandatory clearing and exchange trading and additional swaps and SBS may become subject to such requirements in the future. Pursuant to regulations adopted by the CFTC and bank regulators, swap dealers are required to post and collect variation margin in connection with the trading of uncleared swaps. We have already incurred significant compliance and operational costs as a result of the Dodd-Frank Act swap business conduct and mandatory variation margin rules, and when the compliance dates for all the final rules contemplated by Title VII have been implemented, our swap dealer entities will also be subject to mandatory capital requirements that will likely have an effect on our business. Although there is uncertainty about the full impact of these changes, we expect we will continue to be subject to a complex regulatory framework that will require significant monitoring and compliance expenditures. Negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions.
The European Market Infrastructure Regulation ("EMIR") relating to derivatives entered into force during August 2012 and introduced certain requirements in respect of derivative contracts including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts, including the mandatory margining of uncleared OTC derivative contracts; and (iii) reporting and record keeping requirements in respect of all derivative contracts. EMIR's requirements apply to "financial counterparties" such as EU authorized investment firms, credit institutions, insurance companies, undertakings for collective investment in transferable securities and alternative investment funds, and "non-financial counterparties" (being an EU entity which is not a financial counterparty). Members of our group who are EU entities or subsidiaries and, when transacting with in-scope EU counterparties, members of our group who are non-EU regulated entities or subsidiaries may be subject to additional obligations and/or costs that may not otherwise have applied. Amendments to EMIR entered into force during 2019 to make the rules more streamlined and proportionate. From January 1, 2021, following the end of the transition period agreed between the EU and the U.K., EMIR will no longer apply under U.K. law; it will be replaced by "U.K. EMIR", being EMIR as it forms part of U.K. domestic law by virtue of Section 3 of the European Union (Withdrawal) Act 2018. U.K. EMIR is therefore expected, at least initially, to impose substantially similar requirements on in-scope U.K. counterparties as those imposed on in-scope EU counterparties under EMIR.
The Markets in Financial Instruments Regulation and a revision of the Market in Financial Instruments Directive (collectively referred to as "MiFID II") imposes certain restrictions as to the trading of shares and derivatives including market structure-related, reporting, investor protection-related and organizational requirements, requirements on pre- and post-trade transparency, requirements to use certain venues when trading financial instruments (which includes shares and certain derivative instruments), requirements affecting the way investment managers can obtain research, powers of regulators to impose position limits and provisions on regulatory sanctions. The European Commission ("EC") has been reviewing MiFID II throughout 2020 and is expected to publish a legislative proposal for changes to MiFID II. The extent of the changes that will be proposed under the MiFID II review is not known; however, subject to certain conditions and exceptions we may be unable to trade shares or derivatives with in-scope counterparties other than as provided by MiFID II and we may also be unable to trade shares or derivatives with, or as, in-scope counterparties under the U.K.'s "onshored" version of MiFID II.
The EU capital and liquidity legislation for banks and investment firms implemented many of the finalized Basel III capital and liquidity standards, including in relation to the leverage ratio, market risk capital, and a net stable funding ratio. These changes will begin to take effect from June 2021.
Increasing regulatory focus on privacy and security issues and expanding laws could impact our businesses and investments and expose us to increased liability. The General Data Protection Regulation ("GDPR"), which went into effect in the EU in May 2018, imposes obligations including, among other things:
•accountability and transparency requirements, which require companies to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding the processing of their personal data obligations to consider data protection when any new products or services are developed and to limit the amount of personal data processed
•compliance with the data protection rights of data subjects including a right of access to or correction of personal data and a right of erasure of personal data
•the prompt reporting of personal data breaches to the relevant data supervisory authority without undue delay unless the personal data breach is unlikely to result in a risk to the data subject's rights and freedoms

The GDPR also includes restrictions on the transfers of personal data from the European Union to jurisdictions that have not been deemed to provide essentially equivalent data protection safeguards through national laws outside of certain legal transfer mechanisms. The GDPR imposes significant fines for serious non-compliance of up to the higher of 4% of an organization's annual worldwide turnover or €20 million. Data subjects also have a right to compensation as a result of infringement of the GDPR for financial or non-financial losses.

Obligations under the GDPR and implementing member state legislation continue to evolve through legislation and regulatory guidance. In addition to other privacy legislation that is in effect in other regions, numerous proposals regarding privacy and data protection are pending before U.S. and non-U.S. legislative and regulatory bodies. The adopted form of such developing legislation and regulation will determine the level of any resources which we will need to invest to ensure compliance.
Extensive regulation of our businesses limits our activities, and, if we violate these regulations, we may be subject to significant penalties. We are subject to extensive laws, rules and regulations in the countries in which we operate. Firms that engage in providing financial services must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities. Such laws, rules and regulations cover many aspects of providing financial services.
Regulators supervise certain of Jefferies Group's business activities to monitor compliance with applicable laws, rules and regulations. In addition, if there are instances in which our regulators question our compliance with laws, rules, or regulations, they may investigate the facts and circumstances to determine whether we have complied. At any moment in time, we may be subject to one or more such investigations or similar reviews. At this time, all such investigations and similar reviews are insignificant in scope and immaterial to us. However, there can be no assurance that, in the future, the operations of our businesses will not violate such laws, rules, or regulations, or that such investigations and similar reviews will not result in significant or material adverse regulatory requirements, regulatory enforcement actions, fines or other adverse impact to the operation of our business.
Additionally, violations of laws, rules and regulations could subject us to one or more of the following events: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries' registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business. The occurrence of any of these events could have a material adverse effect on our business, financial condition and prospects.
Certain of our subsidiaries are subject to regulatory financial capital holding requirements, such as the Net Capital Rule, that could impact various capital allocation decisions or limit the operations of our broker-dealers. In particular, compliance with the Net Capital Rule may restrict our broker-dealers' ability to engage in capital-intensive activities such as underwriting and trading, and may also limit their ability to make loans, advances, dividends and other payments.
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

Legal liability may harm our business. Many aspects of our businesses involve substantial risks of liability, and in the normal course of business, we have been named as a defendant or codefendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our businesses, including increases in the number and size of investment banking transactions and our expansion into new areas impose greater risks of liability. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.

A change in tax laws in key jurisdictions could materially increase our tax expense. We are subject to tax in the U.S. and numerous international jurisdictions. Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, or the introduction of new taxes, could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities and otherwise have an adverse effect on our financial condition.

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

Merchant Banking Risks

Our estimates of the fair values of holdings of certain merchant banking investments, which we will cease to provide, may differ from what can be realized and how these investments are reflected in our financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In our January 2021 and June 2020 earnings releases, we disclosed certain estimated fair values of our merchant banking investments, some of which are consolidated. These estimates may differ from how these investments are reflected in our financial statements prepared in accordance with GAAP. Factors to consider in connection with reviewing these estimates of fair value include, but are not limited to, the following:

•These estimates are forward-looking statements and should be read in connection with our Cautionary Statement for Forward-Looking Information
•Although we believe these estimates to be fair and reasonable, these estimates may differ materially from realized values or future estimates
•Our fair values are, indeed, estimates only and are subject to change
•Management does not necessarily use these estimates in making business decisions regarding the operation of our business or any decision relating to these investments
•These estimates may constitute non-GAAP financial measures and should be read in connection with disclosures relating to our use of non-GAAP financial measures
•We have decided to stop providing these estimates. In our January 4, 2021 earnings release, we stated that, going forward, we would be discontinuing this disclosure as we believe the wind-down of the portfolio diminishes the value of this information, which requires meaningful management time and expenditure to produce

The performance of our oil and gas production and development investments, Vitesse Energy Finance and JETX Energy, is impacted by uncertainties specific to the oil and gas industry which we cannot control and may adversely affect our results of operations or financial condition. At November 30, 2020, we had an approximately $526.6 million investment in Vitesse Energy Finance and JETX Energy. The oil and gas industry, by its nature, involves a high degree of risk. The value of these investments may be impacted by changes in the prices of oil, gas and natural gas liquids, which are affected by local, regional and global events or conditions that affect supply and demand and which have a history of significant price volatility. These investments are also exposed to changes in regulations affecting the industry, which could increase our cost of compliance, increase taxes or reduce or delay business opportunities. In addition, there are numerous uncertainties inherent in the estimation of future oil and gas production and future income streams associated with production. As a result, actual results could materially differ from those we currently anticipate and our ability to profitably grow these investments could be adversely affected.

Our investment in real estate may not prove to be successful and may adversely affect our results of operations or financial condition. At November 30, 2020, we had an approximately $531.6 million investment in real estate businesses, including HomeFed. Many factors, most of which are outside of our control, can affect HomeFed's business, including the state of the housing market in general and other factors that directly or indirectly affect the results of operations, including the sales and profitability of HomeFed, and consequently may adversely affect our results of operations or financial condition.

Our investment in Linkem may not prove to be successful and may adversely affect our results of operations or financial condition. At November 30, 2020, we had an approximately $199.0 million investment in Linkem. Many factors, most of which are outside of our control, can affect Linkem's business, including the state of the Italian economy and capital markets in general, competition in the Italian telecommunications markets and other factors that directly and indirectly affect the results of operations, including the sales and profitability of Linkem, and consequently may adversely affect our results of operations or financial condition.

Our investment in FXCM may not prove to be successful and may adversely affect our results of operations or financial condition. At November 30, 2020, we had an approximately $133.4 million investment in FXCM. Many factors, most of which are outside of our control, can affect FXCM's business, including the state of international market and economic conditions which impact trading volume and currency volatility, changes in regulatory requirements and other factors that directly or indirectly affect the results of operations, including the sales and profitability of FXCM, and consequently may adversely affect our results of operations or financial condition.

Our investment in Idaho Timber may not prove to be successful and may adversely affect our results of operations or financial condition. At November 30, 2020, we had an approximately $85.6 million investment in Idaho Timber. Many factors, most of which are outside of our control, can affect Idaho Timber's business, including demand for its products, prices and availability of raw materials and other factors that directly and indirectly affect the results of operations, including the sales and profitability of Idaho Timber, and consequently may adversely affect our results of operations or financial condition.

Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties.
Our global executive offices and principal administrative offices are located at 520 Madison Avenue, New York, New York under an operating lease arrangement.
Jefferies Group maintains offices in over 30 cities throughout the world including its global headquarters in New York City, its European headquarters in London and its Asia Pacific headquarters in Hong Kong. In addition, Jefferies Group maintains backup data center facilities with redundant technologies for each of its three main data center hubs in Jersey City, London and Hong Kong. Jefferies Group leases all of its office space, or contract via service arrangement, which management believes is adequate for its business.
HomeFed is the developer of various real estate properties and has an aggregate book value of approximately $446.8 million at November 30, 2020.
Our businesses lease other manufacturing, warehousing, office and headquarters facilities. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. See Note 13 to our consolidated financial statements.
Item 3.    Legal Proceedings.
The information required by this Item 3 is incorporated by reference from the "Contingencies" section in Note 22 in the Notes to consolidated financial statements in Item 8 of Part II of this report, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE under the symbol JEF. As of January 21, 2021, there were approximately 1,513 record holders of the common shares.
We paid quarterly cash dividends of $0.15 per share for each quarter of 2020. We paid quarterly cash dividends of $0.125 per share for each quarter of 2019, as well as $1.50 in a special distribution (we distributed all of our 7,514,477 Spectrum Brands Holdings, Inc. ("Spectrum Brands") shares through a special pro rata dividend effective on October 11, 2019 to our stockholders of record as of the close of business on September 30, 2019). We paid quarterly cash dividends of $0.125 per share for each of the last two quarters of 2018 and $0.10 per share for each of the first two quarters of 2018. On January 4, 2021, our Board of Directors increased our quarterly dividend by 33% to $0.20 per share. The payment of dividends in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
At November 30, 2019, we had approximately $203.6 million available for future share repurchases, based on the closing price of Jefferies common shares on November 30, 2019. In January 2020, the Board of Directors approved an additional $250.0 million share repurchase authorization. In March 2020, having completed the repurchase of shares under the previous authorization, the Board of Directors approved an additional share repurchase authorization of $100 million. In June 2020, the Board of Directors increased the share repurchase authorization by $176.7 million to $250.0 million. In September 2020, the Board of Directors increased the share repurchase authorization by $128.0 million to $250.0 million. During the twelve months ended November 30, 2020, we purchased a total of 42,134,910 of our common shares for $812.7 million, or an average price of $19.29 per share. At November 30, 2020, we had approximately $57.2 million available for future repurchases. In January 2021, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $57.2 million.
Separately, during the twelve months ended November 30, 2020, we repurchased an aggregate of 127,941 shares in connection with our share compensation plans which allow participants to surrender shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
There were no unregistered sales of equity securities during the period covered by this report.
The following table presents information on our purchases of our common shares during the three months ended November 30, 2020 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

September 1, 2020 to September 30, 2020	—	$—	—	$121,987
October 1, 2020 to October 31, 2020	6,075,000	$19.52	6,075,000	$131,392
November 1, 2020 to November 30, 2020	3,432,707	$21.79	3,400,000	$57,242
Total	9,507,707		9,475,000

(1)Includes an aggregate 32,707 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
(2)In September 2020, the Board of Directors increased the share repurchase authorization by $128.0 million to $250.0 million. At November 30, 2020, $57.2 million remains available for future purchases. In January 2021, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $57.2 million.

Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's 500 Financials Index for the period commencing December 31, 2015 to November 30, 2020. Index data was furnished by S&P Global Market Intelligence. The graph assumes that $100 was invested on December 31, 2015 in each of our common stock, the S&P 500 Index and the S&P 500 Financials Index and that all dividends were reinvested.

Item 6.    Selected Financial Data.
The following selected financial data have been summarized from our consolidated financial statements. They should be read in conjunction with our consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

		(In thousands, except per share amounts)
Selected Statements of Operations Data (a)
Net revenues	$6,010,874	$3,892,976	$3,764,034	$4,077,445	$3,035,374
Total expenses	4,868,308	3,617,363	3,524,957	3,396,042	3,202,564
Income (loss) related to associated companies	(75,483)	202,995	57,023	(74,901)	154,598
Income (loss) from continuing operations before income taxes	1,067,083	478,608	296,100	606,502	(12,592)
Income tax provision (benefit)	298,673	(483,955)	19,008	642,286	25,773
Income (loss) from continuing operations	768,410	962,563	277,092	(35,784)	(38,365)
Income from discontinued operations, including gain on disposal, net of taxes	—	—	773,984	288,631	232,686
Net (income) loss attributable to the redeemable noncontrolling interests	1,558	286	(37,263)	(84,576)	(65,746)
Net income attributable to Jefferies Financial Group common shareholders	$769,605	$959,593	$1,022,318	$167,351	$125,938
Per share:
Basic earnings (loss) per common share attributable to Jefferies Financial Group common shareholders:
Income (loss) from continuing operations	$2.68	$3.07	$0.82	$(0.10)	$(0.10)
Income from discontinued operations, including gain on disposal	—	—	2.11	0.55	0.44
Net income	$2.68	$3.07	$2.93	$0.45	$0.34
Diluted earnings (loss) per common share attributable to Jefferies Financial Group common shareholders:
Income (loss) from continuing operations	$2.65	$3.03	$0.81	$(0.10)	$(0.10)
Income from discontinued operations, including gain on disposal	—	—	2.09	0.55	0.44
Net income	$2.65	$3.03	$2.90	$0.45	$0.34

(a)Prior to the fourth quarter of 2018, because our fiscal year end was December 31, we reflected Jefferies Group in our consolidated financial statements utilizing a one month lag. In connection with our change in fiscal year end to November 30, we eliminated the one month lag utilized to reflect Jefferies Group results beginning with the fourth quarter of 2018. Therefore, our results for the eleven months ended November 30, 2018, include twelve month results for Jefferies Group and eleven months for the remainder of our results.

	At November 30,			At December 31,
	2020	2019	2018	2017	2016
		(In thousands, except per share amounts)
Selected Statements of Financial Condition Data
Total assets	$53,118,352	$49,460,234	$47,131,095	$47,169,108	$45,071,307
Long-term debt	8,352,039	8,337,061	7,617,563	7,885,783	7,380,443
Mezzanine equity	149,676	151,605	144,779	551,593	461,809
Shareholders' equity	9,403,893	9,579,705	10,060,866	10,105,957	10,128,100
Book value per common share	$37.65	$32.85	$32.72	$28.37	$28.18
Cash dividends per common share	$0.60	$0.50	$0.45	$0.325	$0.25
Total dividends per common share	$0.60	$2.00	$0.45	$0.325	$0.25

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the twelve months ended November 30, 2020 and 2019. For a discussion of our results of operations and liquidity and capital resources for the eleven months ended November 30, 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, which was filed with the SEC on January 29, 2020, and Exhibit 99.1, Part II, Item 7 of our Form 8-K, which was filed with the SEC on June 3, 2020.
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
Results of Operations
We are engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group, our largest subsidiary, is now the largest independent full-service global investment banking firm headquartered in the U.S. During the first quarter of 2020, we changed our internal structure with regard to our operating segments. Previously, our segments consisted of (1) Investment Banking, Capital Markets and Asset Management, which included all of the financial results of Jefferies Group; (2) Merchant Banking; and (3) Corporate. In the first quarter of 2020, we appointed co-Presidents of Asset Management and created a separate fourth operating segment that consists of the asset management activity previously included in our Investment Banking, Capital Markets and Asset Management segment, together with asset management activity previously included in our Merchant Banking segment. Our segments consist of: (1) Investment Banking and Capital Markets; (2) Asset Management; (3) Merchant Banking; and (4) Corporate.

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

The following tables present a summary of our financial results.

A summary of results of operations for the twelve months ended November 30, 2020 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$4,989,138		$235,255		$764,460		$13,258	$—	$8,763	$6,010,874

Expenses:
Compensation and benefits	2,735,080		89,527		77,072		39,184	—	—	2,940,863
Cost of sales	241,083	(1)	25,509	(1)	338,588		—	—	—	605,180
Interest	—		—		31,425	(2)	—	53,445	—	84,870
Depreciation and amortization	82,334		5,247		67,362		3,496	—	—	158,439
Selling, general and other expenses	810,753		46,045		199,128		26,197	—	(3,167)	1,078,956
Total expenses	3,869,250		166,328		713,575		68,877	53,445	(3,167)	4,868,308
Income (loss) from continuing operations before income taxes and loss related to associated companies	1,119,888		68,927		50,885		(55,619)	(53,445)	11,930	1,142,566
Loss related to associated companies	—		—		(75,483)		—	—	—	(75,483)
Income (loss) from continuing operations before income taxes	$1,119,888		$68,927		$(24,598)		$(55,619)	$(53,445)	$11,930	1,067,083
Income tax provision from continuing operations										298,673
Net income										$768,410
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $31.4 million for the twelve months ended November 30, 2020 primarily includes $26.7 million for Foursight Capital and $4.7 million for Vitesse Energy Finance.

A summary of results of operations for the twelve months ended November 30, 2019 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,035,988		$84,894		$735,213		$32,833	$—	$4,048	$3,892,976

Expenses:
Compensation and benefits	1,641,814		63,305		61,767		58,005	—	—	1,824,891
Cost of sales	202,425	(1)	20,715	(1)	319,641		—	—	—	542,781
Interest	—		—		34,129	(2)	—	53,048	—	87,177
Depreciation and amortization	77,549		2,042		69,805		3,475	—	—	152,871
Selling, general and other expenses	767,150		40,432		162,832		39,820	—	(591)	1,009,643
Total expenses	2,688,938		126,494		648,174		101,300	53,048	(591)	3,617,363
Income (loss) from continuing operations before income taxes and income related to associated companies	347,050		(41,600)		87,039		(68,467)	(53,048)	4,639	275,613
Income related to associated companies	—		474		202,453		—	—	68	202,995
Income (loss) from continuing operations before income taxes	$347,050		$(41,126)		$289,492		$(68,467)	$(53,048)	$4,707	478,608
Income tax benefit from continuing operations										(483,955)
Net income										$962,563
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $34.1 million for the twelve months ended November 30, 2019 primarily includes $29.0 million for Foursight Capital and $4.8 million for Vitesse Energy Finance.

A summary of results of operations for the eleven months ended November 30, 2018 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,184,426		$(14,280)		$577,278		$22,300	$—	$(5,690)	$3,764,034

Expenses:
Compensation and benefits	1,715,915		47,363		50,155		50,222	—	(873)	1,862,782
Cost of sales	178,841	(1)	5,369	(1)	307,071		—	—	—	491,281
Interest	—		8,992		26,167	(2)	—	54,090	—	89,249
Depreciation and amortization	67,467		1,324		48,357		3,169	—	—	120,317
Selling, general and other expenses	757,290		57,394		112,587		35,049	—	(992)	961,328
Total expenses	2,719,513		120,442		544,337		88,440	54,090	(1,865)	3,524,957
Income (loss) from continuing operations before income taxes and income related to associated companies	464,913		(134,722)		32,941		(66,140)	(54,090)	(3,825)	239,077
Income related to associated companies	—		993		56,030		—	—	—	57,023
Income (loss) from continuing operations before income taxes	$464,913		$(133,729)		$88,971		$(66,140)	$(54,090)	$(3,825)	296,100
Income tax provision from continuing operations										19,008
Income from discontinued operations, net of income tax provision										130,063
Gain on disposal of discontinued operations, net of income tax provision										643,921
Net income										$1,051,076
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $26.2 million for the eleven months ended November 30, 2018 primarily includes $20.6 million for Foursight Capital and $3.3 million for Vitesse Energy Finance.

The composition of our financial results has varied over time and we expect will continue to evolve. Our strategy is designed to transform Jefferies into a pure financial services firm and, as such, we are focused on the development of our Investment Banking and Capital Markets, and Asset Management segments, while we continue to realize the value of or otherwise transform our investments in Merchant Banking. The following factors and events should be considered in evaluating our financial results as they impact comparisons:

During March 2020, the global COVID-19 pandemic and initial actions taken in response wreaked havoc on the global economy and all financial markets, and adversely affected our businesses. Subsequently, with various government actions and more clarity from the U.S. Federal Reserve Bank on future interest rate policy, the equity markets have experienced a strong rebound and a supportive trading environment for investors has emerged along with renewed activity in the equity and debt new issue capital markets. Jefferies Group has experienced strong market volumes and increased client activity across its capital markets business with considerably improved performance, and mergers and acquisition activity was significant in the latter part of the year. We continue to monitor the impact of the pandemic on the operations and value of our investments. Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees.

Our 2020 financial results from continuing operations were impacted by:

•Record pre-tax income of $1,177.5 million from Jefferies Group reflecting record total net revenues of $5,197.5 million, including:
◦Record Investment Banking net revenues of $2,398.2 million, including record advisory net revenues of $1,053.5 million, record equity underwriting net revenues of $902.0 million and debt underwriting net revenues of $546.0 million;
◦Record combined Capital Markets net revenues of $2,469.7 million, including record equities net revenues of $1,128.9 million and record fixed income net revenues of $1,340.8 million; and
◦Record Asset Management revenues (before allocated net interest) of $256.8 million.
•Pre-tax loss of $24.6 million related to our Merchant Banking businesses reflecting:
◦Record performance from Idaho Timber and a positive contribution from Vitesse Energy Finance;
◦A gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in some of our other investments within Merchant Banking;
◦A $44.2 million non-cash charge to write down the value of our investment in WeWork in the first half of 2020;
◦Non-cash charges of $73.9 million related to write-downs of real estate investments at HomeFed; and
◦Non-cash charge of $13.2 million to write down Vitesse Energy Finance's oil and gas assets in the Denver-Julesburg Basin ("DJ Basin") and $34.6 million to write down the value of our investment in JETX Energy to reflect the decline in oil prices.

Our 2019 financial results from continuing operations were impacted by:
•A nonrecurring tax benefit of $544.6 million related to the closing of our available for sale portfolio, which triggered the realization of lodged tax benefits from earlier years;
•The special dividend of our interest in Spectrum Brands of $451.1 million, removing the investment from our Merchant Banking portfolio going forward;
•A $205.0 million pre-tax gain on the sale of our remaining 31% interest in National Beef;
•A $72.1 million pre-tax gain on the revaluation of our 70% interest in HomeFed to fair value in connection with the acquisition of the remaining common stock of HomeFed; and
•A reduction during 2019 to the estimated fair value of WeWork of $182.3 million.

Our 2018 financial results from continuing operations were impacted by:
•A $418.8 million mark-to-market decrease in the value of our investment in Spectrum Brands/HRG Group, Inc. ("HRG");
•A $221.7 million pre-tax gain on the sale of our Garcadia interests;
•A $70.9 million increase in the estimated fair value of WeWork;
•A $62.1 million impairment loss related to our investment in FXCM; and
•A $47.9 million impairment loss related to our investment in Golden Queen Mining Company, LLC ("Golden Queen").

Investment Banking and Capital Markets, and Asset Management

Our Investment Banking and Capital Markets segment and Asset Management segment primarily consist of our investment in Jefferies Group. Jefferies Group was acquired on March 1, 2013. Jefferies Group financial data is presented in each year based on the twelve months ended November 30.

Investment Banking and Capital Markets

A summary of results of operations for our Investment Banking and Capital Markets segment is as follows (in thousands):

	2020	2019	2018

Net revenues	$4,989,138	$3,035,988	$3,184,426

Expenses:
Compensation and benefits	2,735,080	1,641,814	1,715,915
Floor brokerage and clearing fees	241,083	202,425	178,841
Depreciation and amortization	82,334	77,549	67,467
Selling, general and other expenses	810,753	767,150	757,290
Total expenses	3,869,250	2,688,938	2,719,513
Income from continuing operations before income taxes	$1,119,888	$347,050	$464,913

Our Investment Banking and Capital Markets segment comprises many business units, with many interactions and much integration among them. Business activities include the sales, trading, origination and advisory effort for various equity, fixed income, commodities, foreign exchange and advisory services. Our Investment Banking and Capital Markets segment business, by its nature, does not produce predictable or necessarily recurring revenues or earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally, and our own activities and positions.

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

The following provides a summary of net revenues by source (in thousands):

	2020	2019	2018

Advisory	$1,053,500	$767,421	$820,042

Equity underwriting	902,016	361,972	454,555
Debt underwriting	545,978	407,336	635,606
Total underwriting	1,447,994	769,308	1,090,161

Other investment banking	(103,330)	(14,617)	3,638
Total investment banking	2,398,164	1,522,112	1,913,841

Equities	1,128,910	773,979	665,557
Fixed income	1,340,792	681,362	559,712
Total capital markets	2,469,702	1,455,341	1,225,269

Other	121,272	58,535	45,316
Total Investment Banking and Capital Markets (1) (2)	$4,989,138	$3,035,988	$3,184,426

(1)Includes net interest revenues of $12.3 million, $74.0 million and $8.5 million for 2020, 2019 and 2018, respectively.
(2)Allocated net interest is not separately disaggregated in presenting our Investment Banking and Capital Markets reportable segment within Net Revenues by Source. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.

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
•    our 50% share of net earnings from Jefferies Group's corporate lending joint venture, Jefferies Finance; and
•    securities and loans received or acquired in connection with our investment banking activities.

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed			Aggregate Value
	2020	2019	2018	2020	2019	2018
Advisory transactions	228	195	195	$217.5	$241.6	$193.9
Public and private debt financings	639	779	969	$255.8	$190.7	$270.1
Public and private equity and convertible offerings	286	166	193	$103.5	$45.3	$43.3

Investment banking revenues were a record $2,398.2 million for 2020, 57.6% higher than 2019. This reflects record performance in mergers and acquisitions, record results in equity underwriting and solid performance in debt underwriting, while the results for 2019 were impacted by the significant industry-wide decline in equity and leverage finance activity across the U.S. and Europe during the year.

Our 2020 advisory revenues were a record $1,053.5 million, up $286.1 million, or 37.3% higher than 2019, reflecting a meaningful acceleration of activity in the second half of 2020. Our underwriting revenues for 2020 were $1,448.0 million, an increase of $678.7 million, or 88.2%, from 2019, due to record results in equity underwriting and solid performance in debt underwriting, as clients took advantage of both a strong rebound in equity valuations, and in loan and bond prices to raise capital after the initial market disruption from COVID-19 subsided. From equity and debt underwriting activities, we generated $902.0 million and $546.0 million in revenues, respectively, for 2020, compared with $362.0 million and $407.3 million in revenues, respectively, for 2019.

Other investment banking revenues were a loss of $103.3 million for 2020, compared with a loss of $14.6 million for 2019. The results for 2020 include a net loss of $37.5 million from our share of the net earnings of the Jefferies Finance joint venture, reflecting unrealized losses related to the write down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the current year period, primarily due to the impact of COVID-19 on the markets and the economy. This compares with net revenues of $22.3 million during 2019, inclusive of $12.5 million in costs from refinancing its debt. The results in both years also include the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business. In addition, Other investment banking results for 2020 include unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities.
Equities Net Revenues

Equities are comprised of net revenues from:
•services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;
•advisory services offered to clients;
•financing, securities lending and other prime brokerage services offered to clients; and
•wealth management services.

In May 2020, Greenwich Associates named Jefferies Group as the top firm in helping clients navigate the markets as COVID-19 significantly impacted equity markets in mid-March, causing volatility and increased trading volumes. These results were based on a survey they had conducted of more than 75 buy-side institutions evaluating brokers' performances in providing clients with liquidity, hedging solutions, market color and insights.

Total equities net revenues were a record $1,128.9 million for 2020, an increase of 45.9%, over the $774.0 million for 2019. Our strong performance was a result of the continued expansion of our business both from a product and geographic perspective, increased market volumes and the continued momentum of our client franchise. We increased our market share globally, as we were well-positioned to respond to our clients' dynamic needs during the year.

Our overall results included record net revenues across each region, including the Americas, Europe, and Asia Pacific. Each of our regional businesses is continuing to benefit from our overall global expansion and network. We believe we provided consistent and exceptional advisory and execution capabilities to our clients globally throughout this unprecedented period.

On a product basis, our overall results included record net revenues in our global cash equities businesses and across most of our global electronic trading businesses, as well as our domestic and international convertibles businesses. Our electronic trading and convertibles franchises continued to maintain several market-leading positions, while our cash equities franchise continued to improve its market share and competitive positioning. In November 2020, Greenwich Associates ranked our international convertibles business as #1 in Europe and Asia, excluding Japan, with significant market share and continued momentum.

The record results in our global cash equities businesses were driven by increased client activity, market volumes and improved trading. While global market trading volumes and higher volatility drove an increase in commissions, our results in Asia Pacific were also driven by our expansion and investment in the region in 2019 and 2020 across advisory and execution capabilities. The record results in our global convertibles business was driven by strong primary and secondary trading activity and higher volatility, and also the expansion of the business in London we undertook in late 2018. Our global electronic trading business achieved record results, which were driven by increased global market volumes, volatility, and the continued strength of the global platform. Our exchange traded funds business had higher results driven by increased trading revenues and the better market environment.

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

Fixed income net revenues totaled a record $1,340.8 million for 2020, an increase of 96.8% compared with net revenues of $681.4 million for 2019, a result of strong client activity both in primary and secondary markets across products and regions, as well as periods of elevated market volatility. Our overall results included record net revenues regionally in each of the Americas, Europe and Asia, as the business successfully managed through the markets' high volumes and levels of uncertainty during the year.

Our global rates businesses generated record net revenues for 2020, driven by higher volatility and wider bid-offer spreads, particularly during the second quarter. Our results for 2020 also benefited from low interest rates and a favorable market environment, compared to 2019 when economic challenges and uncertainties, such as Brexit, limited client activity and trading opportunities.

Record results in our leveraged credit, European and Asian credit and investment grade corporates businesses resulted from robust revenues across regions and products due to increased client activity and higher levels of volatility during 2020. Similarly, record revenues from our global emerging markets business benefited from more favorable market conditions driving strong investor demand, as well as an increase in new issuance.

Revenues in our U.S. securitized markets group were higher due to an increase in demand for new issuance in the securitization markets and as the relative higher yields on securitized products drove investor demand in the second half of 2020.

The record results were partially offset by lower revenues in our municipal securities business, which was impacted by a significant sell-off in the second quarter of 2020 before stabilizing and recovering over the second half of 2020.

Other

Other is comprised of revenues from:
• Berkadia and other investments (other than Jefferies Finance, which is included in Other investment banking);
• principal investments in private equity and hedge funds managed by third-parties or related parties and that are not part of our asset management platform; and
• investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expenses).

Net revenues from our other business category totaled $121.3 million for 2020, an increase of $62.8 million compared with $58.5 million for 2019.

Results for 2020 include net revenues of $68.9 million due to our share of the net income of Berkadia compared with net revenues $88.2 million in 2019. The lower net revenues for 2020 are due to the impairment of mortgage servicing rights as a result of lower interest rates and a decline in loan originations due to the impact of COVID-19 in the second quarter of 2020, with increased volumes and improved valuations returning in the latter part of the year.

The results for 2020 also include gains of $61.5 million from hedges that were bought and sold in the first quarter as we took a negative view of the market due to the onset of the COVID-19 pandemic.

Compensation and Benefits

Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and share-based awards to employees. Cash awards are recorded during the year of the award unless there are future service period requirements. Those with future service requirements are amortized into compensation expense over the required service period. Share-based awards to employees and senior executive awards are also amortized over their respective vesting periods.

Compensation and benefits expense increased to $2,735.1 million in 2020 from $1,641.8 million in 2019. The following table provides a summary of compensation and benefits expense (dollars in thousands):

	2020	2019
Compensation expense without future service requirements	$2,242,701	$1,302,350
Amortization of share-based and cash-based awards	312,761	339,464
Amendment of certain service provisions	179,618	—
Total Compensation and benefits expense	$2,735,080	$1,641,814

Compensation and benefits expense as a percentage of Net revenues	54.8%	54.1%
Compensation and benefits expense as a percentage of Net revenues, excluding the impact of the amendment of certain service provisions	51.2%	54.1%

A significant portion of compensation expense remains variable. Compensation and benefits expense increased in line with the significant increase in net revenues. During the fourth quarter of 2020, Jefferies Group amended the service requirement provisions of certain cash-based awards that had been granted during previous years. Compensation expense of $179.6 million was recorded to reflect the acceleration of amortization that resulted from these amendments.

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
Non-compensation expenses were $1,134.2 million for 2020, an increase of $87.1 million, or 8.3%, compared with $1,047.1 million for 2019. Non-compensation expenses as a percentage of Net revenues were 22.7% and 34.5% for 2020 and 2019, respectively, demonstrating the operating leverage inherent in our business.
The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to record net revenues in equities and fixed income resulting from an increase in trading volumes. The increase was also due to higher underwriting costs, primarily due to record investment banking net revenues resulting from an increase in the number of transactions and higher technology and communication expenses, primarily related to costs associated with the development of various trading systems, increased market data and higher connectivity usage due to the expansion of certain businesses in Asia. Non-compensation expense also increased due to higher other expenses, which included our charitable donations of $8.6 million, in memory of Peg Broadbent, Jefferies Group's longstanding, esteemed CFO who tragically died from complications of COVID-19 in March. Additionally, other expenses also included $34.0 million attributed to our donation made to various charities in support of the Australian wildfire relief effort, costs associated with the early retirement of Jefferies Group's 6.875% senior notes in November 2020 and costs related to provisions for receivable losses. The increase in non-compensation expenses was partially offset by significantly lower business development expenses as business travel and hosted events were curtailed due to COVID-19.

Asset Management

Our asset management business is a diversified alternative asset management platform offering institutional clients an innovative range of investment strategies through us and our affiliated asset managers. We provide certain of our affiliated asset managers access to fully integrated global operational infrastructure and support. This may include strategy and product development, daily operations and finance-related activities, compliance, legal and human resources support, as well as all aspects of business development.

Collectively, we and our affiliated asset managers have net asset values or net asset value equivalent assets under management of approximately $26.8 billion as of November 30, 2020 and $20.7 billion as of November 30, 2019. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund, the net capital invested in a separately managed account, par value of collateralized loan obligations or notional account value. These include the following:

•$12.6 billion (2020) and $7.2 billion (2019) - This includes the assets under management raised by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement. In some instances, due to the timing of payments and crystallization of profits or revenue, the majority of revenue related to these relationships will be realized at their calendar year-end (during our first fiscal quarter).
•$10.8 billion (2020) and $9.5 billion (2019) - Asset management activities within Jefferies Finance, our 50/50 joint venture with Massachusetts Mutual Life Insurance Company, which represent the aggregate par value of collateralized loan obligations managed by Jefferies Finance, including those consolidated by Jefferies Finance. Because management evaluates segment performance based on the inclusion of our share of the net earnings of our Jefferies Finance joint venture in our Investment Banking and Capital Markets segment, those activities are excluded from our Asset Management segment results.
•$2.6 billion (2020) and $2.8 billion (2019) - Net asset values of investments made by us in funds or separately managed accounts. At times, we will incubate strategies using our own capital during the institutional build-out phase before opening investments to outside capital. This net asset value includes our seed capital of $1.5 billion (2020) and $1.3 billion (2019) in addition to amounts financed of $1.1 billion (2020) and $1.5 billion (2019), invested in funds and separately managed accounts that are managed by us and our affiliated asset managers.
•$0.8 billion (2020) and $1.2 billion (2019) - This includes third-party investments actively managed by wholly-owned divisions.

A summary of results of operations for our Asset Management segment is as follows (in thousands):

	2020	2019	2018

Net revenues	$235,255	$84,894	$(14,280)

Expenses:
Compensation and benefits	89,527	63,305	47,363
Floor brokerage and clearing fees	25,509	20,715	5,369
Interest	—	—	8,992
Depreciation and amortization	5,247	2,042	1,324
Selling, general and other expenses	46,045	40,432	57,394
Total expenses	166,328	126,494	120,442
Income (loss) from continuing operations before income taxes and income related to associated companies	68,927	(41,600)	(134,722)
Income related to associated companies	—	474	993
Income (loss) from continuing operations before income taxes	$68,927	$(41,126)	$(133,729)

Revenues

Asset management net revenues include the following:
•    Total asset management fees: management and performance fees from funds and accounts managed by us;
•     Revenue from arrangements with strategic affiliates: revenues from affiliated asset managers in which we hold interests that entitle us to portions of their revenues and/or profits, as well as earnings on our ownership interests in our affiliated asset managers; and
•    Investment return: this includes investment income from capital invested in and managed by us and our affiliated asset managers.

The key components of asset management revenues are the level of assets under management and the performance return, for the most part on an absolute basis and, in certain cases, relative to a benchmark or hurdle, of us and our affiliated asset managers. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. Performance fees are generally recognized once a year, typically in December, when they become fixed and determinable and are not probable of being significantly reversed. As a result, the benefit of performance fees attributable to performance during the latter eleven months of each of our fiscal years is actually realized and recorded only in the first quarter of our next fiscal year.

The following summarizes the results of our Asset Management businesses revenues by asset class (in thousands):

	2020	2019	2018

Asset management fees:
Equities	$6,158	$4,390	$3,446
Multi-asset	8,544	18,798	24,698
Total asset management fees	14,702	23,188	28,144
Revenue from arrangements with strategic affiliates (1)	11,837	1,807	6,099
Total asset management fees and revenues	26,539	24,995	34,243

Investment return (2) (3)	257,200	100,447	(9,288)
Allocated net interest (2) (4)	(48,484)	(40,548)	(39,235)
Total Asset Management revenues	$235,255	$84,894	$(14,280)

(1)The amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
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
(3)Includes net interest expense of $24.5 million, $8.9 million and $8.4 million for 2020, 2019 and 2018, respectively.
(4)Allocated net interest represents the allocation of long-term debt interest expense to our Asset Management reportable segment, net of interest income on Cash and cash equivalents and other sources of liquidity. For discussion of sources of liquidity, refer to the "Liquidity and Capital Resources" section herein.

Asset management net revenues for 2020 were a record $235.3 million, compared with $84.9 million for 2019, primarily as a result of higher investment returns. Since 2019, we made capital investments in several new separately managed accounts and funds. Total asset management revenues for 2020 are also reflective of a 6.2% increase in total asset management fees and revenues, primarily attributed to higher revenues from our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, partially offset by a decline in asset management fees.

Expenses

The increase in expenses in 2020 as compared with 2019 primarily reflects the expansion of the Asset Management business, additional costs from the wind down of one of our asset management businesses and the dedication of resources previously included in Corporate.

Assets under Management

The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.

Assets under management by predominant asset class were as follows (in millions):

	November 30, 2020	November 30, 2019

Assets under management (1)
Equities	$481	$228
Multi-asset (2)	293	988
Total	$774	$1,216

(1) Assets under management include third-party net assets actively managed by us, including hedge funds and certain managed accounts. We may consolidate certain funds and for such consolidated funds, assets under management include the pro-rata portion of third- party net assets in consolidated funds based on the percentage ownership of third-party investors in the consolidated fund. The above amounts do not include assets under management at non-consolidated strategic affiliates or investments.
(2) During 2020, certain of the assets under management in this asset class were liquidated and the funds were returned to the third-party investors due to the wind down of our quantPORT asset management platform.

Changes in assets under management during the year were as follows (in millions):

	Year Ended November 30,
	2020	2019

Balance, beginning of period	$1,216	$2,527
Net cash flow out	(319)	(1,383)
Net market appreciation (depreciation)	(123)	72
Balance, end of period	$774	$1,216

The change in assets under management in our wholly-owned managers during 2020 is primarily due to the liquidation and redemptions from certain funds related to the wind down of our quantPORT asset management platform and market depreciation, partially offset by increased investments by third-parties in certain funds and managed accounts. The change in assets under management during 2019 is primarily due to redemptions from certain funds and separately managed accounts and dissolution of a fund, partially offset by new subscriptions and investments from third-parties and market appreciation.

Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which "Regulatory Assets Under Management" is reported to the SEC on Form ADV.

Asset Management Investments

Our asset management business makes seed and additional strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the earnings or profits of the affiliated manager. Our asset management investments generated an investment return of $257.2 million and $100.4 million for 2020 and 2019, respectively. The following table reflects amounts invested by asset manager (in thousands):

	November 30, 2020	November 30, 2019

Jefferies Financial Group Inc., as manager:
Fund investments (1)	$258,893	$240,804
Separately managed accounts (2)	352,084	489,617
Total	610,977	730,421

Strategic affiliates, as manager:
Fund investments (3)	650,585	306,554
Separately managed accounts (2)	323,943	266,484
Investments in asset managers	162,268	114,161
Total	1,136,796	687,199

Total asset management investments	$1,747,773	$1,417,620

(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund, and accordingly, the assets and liabilities of the fund are included in the representative line items in the consolidated financial statements. At November 30, 2020 and 2019, $0.1 million and $22.6 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented in the Consolidated Statements of Financial Condition within each respective line item.
(3)    The increase in 2020 was primarily due to an investment in a new fund.

Merchant Banking

The composition of our Merchant Banking portfolio has been impacted by a number of transactions during recent years. The following chart reflects the significant components of our portfolio each year:

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Consolidated Businesses	Oil and Gas	Oil and Gas	Oil and Gas
	HomeFed	HomeFed beginning July 1	—
	Idaho Timber	Idaho Timber	Idaho Timber
	—	—	National Beef prior to June 5

Associated Companies	Linkem	Linkem	Linkem
	FXCM Equity Investment	FXCM Equity Investment	FXCM Equity Investment
	Golden Queen	Golden Queen	Golden Queen
	—	National Beef sold November 29	National Beef beginning June 5
	—	HomeFed prior to July 1	HomeFed
	—	—	Garcadia sold August 17
	—	—	Berkadia prior to transfer to Jefferies Group October 1

Other Investments	FXCM Term Loan	FXCM Term Loan	FXCM Term Loan
	WeWork	WeWork	WeWork
	—	Spectrum Brands prior to October 11 distribution	Spectrum Brands/HRG

A summary of results for Merchant Banking is as follows (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Net revenues	$764,460	$735,213	$577,278

Expenses:
Compensation and benefits	77,072	61,767	50,155
Cost of sales	338,588	319,641	307,071
Interest	31,425	34,129	26,167
Depreciation and amortization	67,362	69,805	48,357
Selling, general and other expenses	199,128	162,832	112,587
Total expenses	713,575	648,174	544,337
Income from continuing operations before income taxes and income (loss) related to associated companies	50,885	87,039	32,941
Income (loss) related to associated companies	(75,483)	202,453	56,030
Income (loss) from continuing operations before income taxes	$(24,598)	$289,492	$88,971

In the fourth quarter of 2018, we transferred our 50% membership interest in Berkadia into Jefferies Group. Income from continuing operations before income taxes related to the net assets transferred was $78.7 million for the eleven months ended November 30, 2018.

The increase in Net revenues in 2020 as compared to 2019 is primarily due to an increase in revenues at Idaho Timber and an increase in realized and unrealized gains on financial instruments, partially offset by the 2019 pre-tax gains on the sale of our remaining 31% interest in National Beef and on the revaluation of our 70% interest in HomeFed to fair value in connection with the acquisition of the remaining common stock of HomeFed. The increase in Compensation and benefits expense in 2020 as compared to 2019 is primarily due to an increase at Idaho Timber and the full year acquisition impact of HomeFed. The increase in Cost of sales in 2020 as compared to 2019 primarily reflects the increased sales at Idaho Timber. The increase in Selling, general and other expenses in in 2020 as compared to 2019 primarily reflects increased non-cash charges in 2020 to JETX Energy's and Vitesse Energy Finance's oil and gas assets and write-downs to some of our real estate investments at HomeFed, partially offset by lease abandonment charges at JETX Energy in 2019.

A summary of results for Merchant Banking by significant business and investment is as follows (in thousands):

	Revenues	Expenses	Income (Loss) from Associated Companies	Total Pre-Tax Income (Loss)

For the twelve months ended November 30, 2020
Oil and gas	$141,973	$178,679	$—	$(36,706)
Idaho Timber	421,497	341,796	—	79,701
Real estate	47,160	66,043	(46,050)	(64,933)
FXCM	335	—	3,604	3,939
Other	153,495	127,057	(33,037)	(6,599)
Total	$764,460	$713,575	$(75,483)	$(24,598)

For the twelve months ended November 30, 2019
Oil and gas	$150,224	$170,680	$—	$(20,456)
Idaho Timber	324,786	306,832	—	17,954
Real estate	37,405	39,940	7,549	5,014
FXCM	(8,139)	—	(8,212)	(16,351)
National Beef	—	—	232,042	232,042
Spectrum Brands	89,497	—	—	89,497
Other	141,440	130,722	(28,926)	(18,208)
Total	$735,213	$648,174	$202,453	$289,492

For the eleven months ended November 30, 2018
Oil and gas	$169,667	$116,017	$—	$53,650
Idaho Timber	357,513	321,851	—	35,662
Real estate	350	977	6,956	6,329
FXCM	18,616	—	(83,174)	(64,558)
National Beef	—	—	110,049	110,049
Spectrum Brands/HRG	(412,493)	—	—	(412,493)
Berkadia	—	—	80,092	80,092
Other	443,625	105,492	(57,893)	280,240
Total	$577,278	$544,337	$56,030	$88,971

Oil and Gas

Oil and gas results for 2020 were lower than 2019 primarily due to curtailed production, lower oil prices and impairment charges recorded during the first half of the year. Oil and gas net revenues totaled $142.0 million during 2020 and $150.2 million during 2019, and primarily consist of three components:
•Production revenues (include the impact of realized gains and losses related to oil hedges) were $156.8 million in 2020 and $176.9 million in 2019. The decrease in production revenues related both to lower oil prices on current volume and decisions made to pause production on a portion of operating wells due to expectation of higher future prices. Production revenues included realized gains on oil hedges of $52.7 million in 2020 and $1.5 million in 2019.
•Net unrealized losses related to oil hedge derivatives were $7.0 million in 2020 and $6.5 million in 2019. As discussed further in Note 4 to the consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options to reduce exposure to future oil price fluctuations. For 2020, approximately 108% of oil production was hedged at a weighted average price of approximately $60/barrel. For 2021, approximately 50% of expected oil production is hedged at a weighted average price of approximately $54/barrel.
•Mark-to-market losses related to a financial instrument owned held at fair value were $7.8 million during 2020 and $20.2 million during 2019.
Total expenses for Oil and gas were $178.7 million during 2020 as compared to $170.7 million in 2019. Although some of Vitesse Energy Finance's operating expenses were lower due to reduced production, this was offset by non-cash charges in 2020 to JETX Energy's oil and gas assets of $34.6 million and to Vitesse Energy Finance's oil and gas assets in the DJ Basin of $13.2 million. 2019 also included lease abandonment charges of $15.1 million and non-cash charges to JETX Energy's oil and gas assets of $10.9 million at JETX Energy.

Idaho Timber
High demand for wood for home improvement and construction led to favorable pricing and record results for Idaho Timber in 2020. Net revenues increased during 2020 as compared to 2019, primarily due to an increase in average selling price of 29%.
The increase in total expenses for Idaho Timber during 2020 as compared to 2019 primarily reflects increased cost of sales and increased compensation expense.

Real Estate

The increase in real estate revenues and real estate expenses during 2020 as compared to 2019, primarily relates to the July 1, 2019 acquisition of the remaining 30% of HomeFed we did not previously own. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis.

Income (loss) related to real estate associated companies for 2020, includes a non-cash charge of $55.6 million to fully write off the value of HomeFed's RedSky JZ Fulton Investors ("RedSky JZ Fulton Mall") joint venture investment due to the softening of the Brooklyn real estate market and a non-cash charge of $6.9 million to fully write off HomeFed's interest in the Brooklyn Renaissance Plaza hotel related to the significant impact of COVID-19.

FXCM

Net revenues from our FXCM term loan include gains (losses) of $0.3 million and $(8.1) million during 2020 and 2019, respectively.

National Beef and Spectrum Brands

Income from associated companies in 2019, reflects our share of National Beef's results prior to our sale in November 2019.

Spectrum Brands net revenues reflect changes in the value of our investment. We classified Spectrum Brands as a financial instrument owned, at fair value for which the fair value option was elected and we reflected mark-to-market adjustments in Principal transactions revenues. We distributed all of our Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019. We recorded a $451.1 million dividend payable as of the September 16, 2019 declaration date, which was equal to the fair value of Spectrum Brands shares at that time.

Other

Other revenues for 2019 include a $205.0 million pre-tax gain on the sale of our remaining 31% interest in National Beef and a $72.1 million pre-tax gain on the revaluation of our 70% interest in HomeFed to fair value in connection with the acquisition of the remaining common stock of HomeFed.

Other revenues also reflect realized and unrealized gains (losses) on financial instruments owned, which are held at fair value, of $54.7 million and $(279.3) million during 2020 and 2019, respectively. The gains (losses) on financial instruments owned include unrealized losses on WeWork of $43.0 million and $182.3 million during 2020 and 2019, respectively. The gains (losses) on financial instruments owned for 2020, also include a gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in our portfolio investments.

Corporate

A summary of results of operations for Corporate is as follows (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Net revenues	$13,258	$32,833	$22,300

Expenses:
Compensation and benefits	39,184	58,005	50,222
Depreciation and amortization	3,496	3,475	3,169
Selling, general and other expenses	26,197	39,820	35,049
Total expenses	68,877	101,300	88,440
Loss from continuing operations before income taxes	$(55,619)	$(68,467)	$(66,140)
Net revenues primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Total expenses include share-based compensation expense of $13.7 million and $22.9 million for 2020 and 2019, respectively.
Parent Company Interest
Parent company interest totaled $53.4 million and $53.0 million for 2020 and 2019, respectively. In connection with the acquisition of HomeFed in 2019, we began capitalizing interest. Capitalized interest was allocated among all of HomeFed's projects that are currently under development. Parent company interest capitalized during 2020 and 2019 was $5.7 million and $6.0 million, respectively.
Income Taxes
Our provision for income taxes was $298.7 million for 2020, representing an effective tax rate of 28.0%.

For 2019, our benefit for income taxes from continuing operations was $484.0 million. As discussed in the Notes to Consolidated Financial Statements, during the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts.
For further information on income taxes, see Note 19 to our consolidated financial statements.

Discontinued Operations

On June 5, 2018, we sold 48% of National Beef to Marfrig for $907.7 million in cash, reducing our then ownership in National Beef to 31%. We accounted for our remaining interest under the equity method of accounting. The 2018 sale of National Beef met the GAAP criteria to be classified as a discontinued operation as the sale represented a strategic shift in our operations and financial results. As such, we classified the results of National Beef prior to June 5, 2018 as a discontinued operation and it is reported in Income from discontinued operations, net of income tax provision in the Consolidated Statements of Operations. In addition, we recognized a pre-tax gain as a result of the 2018 transaction of $873.5 million ($643.9 million after-tax) for the eleven months ended November 30, 2018, which has been recognized as Gain on disposal of discontinued operations, net of income tax provision in the Consolidated Statement of Operations.

A summary of the results of discontinued operations for National Beef for the period from January 1, 2018 through June 4, 2018 as included in discontinued operations for the eleven months ended November 30, 2018 is as follows (in thousands):

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
For further information, see Note 26 to our consolidated financial statements.

Selected Statement of Financial Condition Data

The tables below reconcile the balance sheet for each of our segments to our consolidated balance sheet (in thousands):

	November 30, 2020
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$7,102,004	$10,109	$212,668	$1,730,367	$—	$9,055,148
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	604,321	—	—	—	—	604,321
Financial instruments owned, at fair value	15,249,686	2,534,860	340,031	—	—	18,124,577
Loans to and investments in associated companies	995,730	148,005	542,828	—	—	1,686,563
Securities borrowed	6,934,762	—	—	—	—	6,934,762
Securities purchased under agreements to resell	5,096,769	—	—	—	—	5,096,769
Securities received as collateral, at fair value	7,517	—	—	—	—	7,517
Receivables	5,470,104	378,037	762,382	52	(1,808)	6,608,767
Property, equipment and leasehold improvements, net	847,108	8,121	30,670	11,305	—	897,204
Intangible assets, net and goodwill	1,721,277	143,310	48,880	—	—	1,913,467
Other assets	805,848	8,617	1,235,605	436,975	(297,788)	2,189,257
Total assets	44,835,126	3,231,059	3,173,064	2,178,699	(299,596)	53,118,352

Liabilities
Long-term debt (1) (2)	6,218,797	676,883	463,648	992,711	—	8,352,039
Other liabilities	32,752,740	1,758,373	727,088	239,507	(299,596)	35,178,112
Total liabilities	38,971,537	2,435,256	1,190,736	1,232,218	(299,596)	43,530,151

Redeemable noncontrolling interests	—	—	24,676	—	—	24,676
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	712	16,677	17,243	—	—	34,632
Total Jefferies Financial Group Inc. shareholders' equity	$5,862,877	$779,126	$1,940,409	$821,481	$—	$9,403,893

(1)    Jefferies Group long-term debt of $6.9 billion at November 30, 2020 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.
(2)    Long-term debt within Merchant Banking of $463.6 million at November 30, 2020, primarily includes $236.8 million for real estate businesses, $97.9 million for Vitesse Energy Finance and $129.0 million for Foursight Capital. At November 30, 2020, Vitesse Energy Finance had $98.5 million drawn out of the maximum $120.0 million borrowing base on its credit facility and Foursight Capital had $129.3 million drawn out of the maximum $175.0 million credit commitment on its credit facilities. See Note 12 in our consolidated financial statements for additional information.

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
(2)    Long-term debt within Merchant Banking of $342.3 million at November 30, 2019, primarily includes $140.7 million for real estate businesses, $103.1 million for Vitesse Energy Finance and $98.3 million for Foursight Capital. At November 30, 2019, Vitesse Energy Finance had $104.0 million drawn out of the maximum $170.0 million borrowing base on its credit facility and Foursight Capital had $98.7 million drawn out of the maximum $175.0 million credit commitment on its credit facilities. See Note 12 in our consolidated financial statements for additional information.

The table below presents our capital by significant business and investment (in thousands):

	November 30, 2020	November 30, 2019

Jefferies Group	$6,407,954	$6,181,683

Assets held on behalf of Asset Management (excluding Jefferies Group)	234,049	227,908

Merchant Banking:
Oil and gas	526,642	585,493
Real estate	531,553	645,328
Linkem	198,991	194,847
FXCM	133,375	129,343
Idaho Timber	85,595	77,914
WeWork	10,833	53,798
Investments in public companies	192,363	178,593
Other	261,057	279,161
Total Merchant Banking	1,940,409	2,144,477

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	821,481	1,025,637

Total Capital	$9,403,893	$9,579,705

Liquidity and Capital Resources
Parent Company Liquidity
Our strategy focuses on strengthening and expanding our core businesses of Investment Banking and Capital Markets and Asset Management, while continuing to simplify our structure and return capital to our shareholders. We are simplifying our structure through a managed transformation of Merchant Banking, which to date has included divestitures, special distributions to shareholders of assets, as well as transfers of financial assets out of our Merchant Banking portfolio and into Jefferies Group. We anticipate additional transactions as our transformation is completed. Some of these transactions have generated significant excess liquidity; some of these transactions have also reduced the future receipt of periodic distributions from subsidiaries to the parent company.
Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time total $1,884.7 million at November 30, 2020, and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in our Consolidated Statement of Financial Condition as cash and cash equivalents and financial instruments owned, at fair value. At November 30, 2020, $1,551.7 million of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.
During the twelve months ended November 30, 2020, our parent company received cash distributions of $733.5 million from our subsidiary businesses, including $581.7 million from Jefferies Group. We also received $303.4 million from divestitures and repayments of advances.
Our recurring cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, aggregate approximately $309.7 million on an annual basis. Dividends paid during the twelve months ended November 30, 2020 of $160.9 million include quarterly dividends of $0.15 per share. On January 4, 2021, our Board of Directors increased our quarterly dividend by 33% to $0.20 per share. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
For many years, we benefited from federal net operating loss carryovers ("NOLs") which substantially offset our federal cash tax requirements. As a result of full utilization of our federal NOLs and other tax attributes, we expect to incur federal cash tax liabilities in 2021.

Our primary long-term parent company cash requirement is our $1.0 billion principal outstanding as of November 30, 2020 under our long-term debt, of which $750.0 million is due in 2023 and $250.0 million in 2043. As we generate excess liquidity, we evaluate the best use of the proceeds, which may include reductions to existing debt, share repurchases, special dividends, investments in our businesses, or any of a number of other options available to us.
Shares Outstanding

At November 30, 2019, we had approximately $203.6 million available for future share repurchases, based on the closing price of Jefferies common shares on November 30, 2019. In January 2020, the Board of Directors approved an additional $250.0 million share repurchase authorization. In March 2020, having completed the repurchase of shares under the previous authorization, the Board of Directors approved an additional share repurchase authorization of $100 million. In June 2020, the Board of Directors increased the share repurchase authorization by $176.7 million to $250.0 million. In September 2020, the Board of Directors increased the share repurchase authorization by $128.0 million to $250.0 million. During the twelve months ended November 30, 2020, we purchased a total of 42,134,910 of our common shares for $812.7 million, or an average price per share of $19.29. At November 30, 2020, we have approximately $57.2 million available for future repurchases. In January 2021, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $57.2 million.
At November 30, 2020, we had outstanding 249,750,542 common shares and 23,868,000 share-based awards that do not require the holder to pay any exercise price (potentially an aggregate of 273,618,542 outstanding common shares if all awards become outstanding common shares). The 23,868,000 share-based awards include the target number of shares under the senior executive award plan, which is more fully discussed in Note 15.

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

	Rating	Outlook

Moody's Investors Service (1)	Baa3	Stable
Standard and Poor's (2)	BBB	Stable
Fitch Ratings	BBB	Stable
(1)    On April 15, 2020, Moody's Investors Service affirmed our rating of Baa3 and rating outlook of stable.
(2)    On October 29, 2020, Standard and Poor's affirmed our rating of BBB and revised our rating outlook from negative to stable.

We target specific concentration and liquidity principles, although there is no legal requirement to do so.
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

Liquidity Target: We hold a parent company liquidity reserve calculated as a minimum of twenty-four months of holding company expenses (excluding non-cash components), parent company interest, and dividends. Maturities of parent company debt within the upcoming year are also included in the target; however, our next maturity is during 2023 so there is no current inclusion.

November 30, 2020
Liquidity reserve (in thousands):
Minimum reserve under liquidity target	$619,400
Actual liquidity	$1,884,650

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

The following table provides a summary of our cash flows (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Cash, cash equivalents and restricted cash at beginning of period	$8,480,435	$6,012,662	$5,774,505
Net cash provided by (used for) operating activities	2,075,948	(827,837)	691,103
Net cash provided by (used for) investing activities	(186,192)	1,707,095	142,443
Net cash provided by (used for) financing activities	(723,525)	1,589,578	(575,843)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	18,306	(1,063)	(19,546)
Cash, cash equivalents and restricted cash at end of period	$9,664,972	$8,480,435	$6,012,662
During the twelve months ended November 30, 2020, net cash provided by operating activities primarily relates to funds provided by Jefferies Group of $1,870.9 million. Net losses related to property and equipment, and other assets includes the non-cash charge of $61.0 million to write down the value of certain of our assets during the twelve months ended November 30, 2020.
During the twelve months ended November 30, 2019, net cash used for operating activities primarily relates to funds used by Jefferies Group of $1,187.1 million. We also received distributions of $318.2 million from National Beef in 2019. Net gains related to real estate, property and equipment, and other assets for 2019 include the non-cash pre-tax gain of $72.1 million recognized in connection with the acquisition of the remaining interest of HomeFed.
During the twelve months ended November 30, 2020, net cash used for investing activities principally reflects $1,690.6 million of loans to and investments in associated companies and $813.9 million for advances on notes, loans and other receivables, partially offset by $1,556.0 million of capital distributions and loan repayments from associated companies and $686.1 million of collections on notes, loans and other receivables.
During the twelve months ended November 30, 2019, net cash provided by investing activities includes proceeds from sale of associated companies, primarily related to our sale of our investment in National Beef. Additionally, cash provided by investing activities for 2019 includes proceeds from maturities of investments of $531.1 million and proceeds from sales of investments of $913.2 million. Jefferies Group used funds of $124.4 million for investing activities in 2019.
During the twelve months ended November 30, 2020, net cash used for financing activities primarily relates to funds used to repurchase common shares for treasury of $816.9 million and funds used to pay dividends of $160.9 million. This was partially offset by funds provided by Jefferies Group of $215.5 million, including funds provided by the issuance of debt of $2,789.5 million and proceeds from other secured financings of $305.9 million, partially offset by funds used for the repayment of debt of $2,863.0 million.
During the twelve months ended November 30, 2019, net cash provided by financing activities primarily relates to funds provided by Jefferies Group of $2,167.4 million. This includes funds provided by the issuance of debt of $2,972.1 million and proceeds from other secured financings of $1,586.3 million, partially offset by funds used for the repayments of debt of $2,421.6 million. Net cash provided by financing activities for 2019 also includes funds used to repurchase common shares for treasury of $509.9 million and funds used to pay dividends of $149.6 million.

The following below provides information about our contractual obligations at November 30, 2020.

		Expected Maturity Date
Contractual Obligations	Total	2021	2022	2023 and 2024	2025 and 2026	After 2026
	(In millions)
Long-term debt	$8,234.9	$350.4	$69.8	$2,340.9	$117.8	$5,356.0
Estimated interest payments on debt	3,611.4	359.4	345.5	548.4	490.6	1,867.5
Operating leases	686.9	72.4	77.0	130.6	122.5	284.4
Other	694.4	326.0	175.3	123.4	46.5	23.2
Total contractual obligations	$13,227.6	$1,108.2	$667.6	$3,143.3	$777.4	$7,531.1
Amounts related to our U.S. pension obligations ($46.4 million) are not included in the above table as the timing of payments is uncertain; however, we do expect to make $8.0 million of contributions to these plans in 2021. For further information, see Note 17 in our consolidated financial statements. In addition, the above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain. Such amounts aggregated $401.4 million at November 30, 2020; for more information, see Note 19 in our consolidated financial statements.
Our U.S. pension obligations relate to frozen defined benefit pension plans, principally the defined benefit plan of WilTel Communications Group, LLC ("WilTel"), our former telecommunications subsidiary. When we sold WilTel in 2005, its defined benefit pension plan was not transferred in connection with the sale. At November 30, 2020, we had recorded a liability of $38.0 million in our Consolidated Statement of Financial Condition for WilTel's unfunded defined benefit pension plan obligation. This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts. Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.
Calculations of pension expense and projected benefit obligations are prepared by actuaries based on assumptions provided by management. These assumptions are reviewed on an annual basis, including assumptions about discount rates, interest credit rates and expected long-term rates of return on plan assets. The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate for the WilTel plan that is representative of the high quality corporate bond market. Holding all other assumptions constant, a 0.25% change in the discount rate would affect pension expense in 2021 by $0.1 million and the benefit obligation by $6.4 million, of which $4.7 million relates to the WilTel plan.
The deferred losses in accumulated other comprehensive income (loss) have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations ($57.3 million at November 30, 2020). These deferred amounts primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates. They are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into pension expense in 2021 is $3.6 million.
The assumed long-term rates of return on plan assets are based on the investment objectives of the plans, which are more fully discussed in Note 17 in our consolidated financial statements.
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

At November 30, 2020, our Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 financial instruments owned, at fair value that are approximately 2% of total financial instruments owned, at fair value.

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

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	2020	2019
Securities purchased under agreements to resell:
Period end	$5,097	$4,300
Month end average	8,040	7,762
Maximum month end	12,061	11,589

Securities sold under agreements to repurchase:
Period end	$8,316	$7,505
Month end average	13,501	14,686
Maximum month end	18,979	19,654

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

The principal elements of Jefferies Group's liquidity management framework are the Contingency Funding Plan, the Cash Capital Policy and the assessment of Modeled Liquidity Outflow.
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
To ensure that inventory does not need to be liquidated in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $13.0 billion at November 30, 2020 exceeded its cash capital requirements.
Modeled Liquidity Outflow. Jefferies Group's businesses are diverse, and liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of Jefferies Group's policy to ensure it has sufficient funds to cover estimates of what may be needed in a liquidity crisis, Jefferies Group holds more cash and unencumbered securities and has greater long-term debt balances than the businesses would otherwise require. As part of this estimation process, we calculate a Modeled Liquidity Outflow that could be experienced in a liquidity crisis. Modeled Liquidity Outflow is based on a scenario that includes both a market-wide stress and firm-specific stress.
Based on the sources and uses of liquidity calculated under the Modeled Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At November 30, 2020, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Modeled Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm's business mix.

Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	November 30, 2020	Average Balance Fourth Quarter 2020 (1)	November 30, 2019
Cash and cash equivalents:
Cash in banks	$1,979,058	$2,777,480	$983,816
Money market investments (2)	5,132,871	4,044,718	4,584,087
Total cash and cash equivalents	7,111,929	6,822,198	5,567,903

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,180,410	1,074,927	972,624
Other (4)	312,511	306,911	377,296
Total other sources	1,492,921	1,381,838	1,349,920

Total cash and cash equivalents and other liquidity sources	$8,604,850	$8,204,036	$6,917,823

(1)Average balances are calculated based on weekly balances.
(2)At November 30, 2020 and 2019, $5,118.0 million and $4,496.7 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million and $87.4 million at November 30, 2020 and 2019, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended November 30, 2020 was $4,030.2 million.
(3)Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the EEA, Canada, Australia, Japan, Switzerland or the U.S.; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(4)Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from financial instruments owned that are currently not pledged after considering reasonable financing haircuts.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At November 30, 2020, repurchase financing can be readily obtained for approximately 71.0% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

The following summarizes Jefferies Group's financial instruments owned by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	November 30, 2020		November 30, 2019
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$2,191,536	$238,129	$2,403,589	$256,624
Corporate debt securities	2,298,591	50,217	1,893,605	29,412
U.S. Government, agency and municipal securities	3,336,361	110,586	2,894,264	151,414
Other sovereign obligations	2,518,928	1,101,272	2,633,636	969,800
Agency mortgage-backed securities (1)	1,652,743	—	1,757,077	—
Loans and other receivables	564,112	—	655,120	—
Total	$12,562,271	$1,500,204	$12,237,291	$1,407,250

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
Sources of Funding and Capital Resources
Jefferies Group's assets are funded by equity capital, senior debt, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables.
Secured Financing
Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. At November 30, 2020, approximately 60.1% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. During the year ended November 30, 2020, an average of approximately 87.7% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months at November 30, 2020.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At November 30, 2020, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, floating rate puttable notes and equity-linked notes, totaled $764.7 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $656.3 million and $555.4 million for 2020 and 2019, respectively.
Jefferies Group's short-term borrowings include facilities that contain certain covenants that, among other things, require it to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of its subsidiaries that are borrowers. At November 30, 2020, Jefferies Group was in compliance with all covenants under these facilities. Jefferies Group's facilities included within short-term borrowings at November 30, 2020 were as follows (in thousands):

Bank of New York Mellon Master Loan Agreement (1)	$300,000
JPMorgan Chase Bank, N.A. Credit Facility (2)	246,000
Royal Bank of Canada Credit Facility (3)	200,000
Bank of New York Mellon Credit Facility (4)	—
Total	$746,000

(1)    Interest is generally based at spreads over the Federal Funds Rate as defined in this master loan agreement.
(2)    Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in this credit facility agreement.
(3)    Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%.
(4)    During 2020, Jefferies LLC entered into a revolving credit facility with the Bank of New York Mellon for a committed amount of $100.0 million, maturing on September 13, 2021. Interest is based on a rate per annum equal to the Federal Funds Rate plus 2%. At November 30, 2020, there were no borrowings outstanding under this agreement.

Jefferies Group's short-term borrowings at November 30, 2020 also include floating rate puttable notes of $6.8 million, equity-linked notes of $5.1 million and other bank loans of $6.8 million.

In addition, the Bank of New York Mellon has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At November 30, 2020, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statements of Financial Condition. At November 30, 2020, the outstanding notes were $2.7 billion, bear interest at a spread over LIBOR and mature from December 2020 to August 2022.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at November 30, 2020 is $6.9 billion. Jefferies Group's long-term debt, excluding its revolving credit facility and the secured bank loan, has a weighted average maturity of approximately 10.8 years.
During the twelve months ended November 30, 2020, Jefferies Group's 2.375% Euro Medium Term Notes matured and were repaid, and its 6.875% Senior Notes due 2021 were retired early. Additionally, during the twelve months ended November 30, 2020, Jefferies Group issued structured notes with a total principal amount of approximately $325.5 million, net of retirements, an additional $150.0 million principal amount of 5.125% Senior Notes due 2023 and $500.0 million principal amount of 2.75% Senior Notes due 2032. At November 30, 2020, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at November 30, 2020 was $1,712.2 million

Jefferies Group has a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. At November 30, 2020, borrowings under the Jefferies Group Revolving Credit Facility amounted to $189.7 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of its subsidiaries. Throughout the year and at November 30, 2020, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations.

One of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At November 30, 2020, we were in compliance with all covenants under the Jefferies Group Loan and Security Agreement.
Jefferies Group's long-term debt ratings are as follows:

	Rating	Outlook

Moody's Investors Service (1)	Baa3	Stable
Standard and Poor's (2)	BBB	Stable
Fitch Ratings	BBB	Stable
(1)    On April 15, 2020, Moody's Investors Service affirmed Jefferies Group's rating of Baa3 and rating outlook of stable.
(2)    On October 29, 2020, Standard and Poor's affirmed Jefferies Group's rating of BBB and revised its rating outlook from negative to stable.
Jefferies Group's access to external financing to finance its day to day operations, as well as the cost of that financing, is dependent upon various factors, including its debt ratings. Jefferies Group's current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, capital structure, overall risk management, business diversification and market share and competitive position in the markets in which it operates. Deterioration in any of these factors could impact Jefferies Group's credit ratings. While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact on business and trading results in future periods is inherently uncertain and depends on a number of factors, including the magnitude of the downgrade, the behavior of individual clients and future mitigating action taken by us.
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2020, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $102.9 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Modeled Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.

Net Capital
Jefferies Group operates a broker-dealer, Jefferies LLC, registered with the SEC and member firms of FINRA. Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and FCM, is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at November 30, 2020 were $2,161.3 million and $2,060.5 million, respectively. FINRA is the designated examining authority for Jefferies LLC and the NFA is the designated self-regulatory organization for Jefferies LLC as an FCM.

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

Other Developments

The U.K. left the EU on January 31, 2020 and the current transition period ended on December 31, 2020. On January 1, 2021, Jefferies Group's U.K. broker dealer, Jefferies International Limited, is no longer able to provide services to European clients under the passport regime. Jefferies Group has taken steps to ensure its ability to provide services to its European clients without interruption by establishing a wholly-owned subsidiary in Germany ("Jefferies GmbH"), which is authorized and regulated in Germany by the Federal Financial Services Authority ("BaFin"). European clients have been migrated to Jefferies GmbH to conduct business across all of Jefferies Group's European investment banking, fixed income and equity platforms. During 2020, Jefferies Group's European branches in Amsterdam, Madrid, Milan, Paris and Stockholm were migrated and Jefferies Group increased its local employees, equity capital and established clearing relationships.

Central banks and regulators around the world have convened working groups to find, and implement the transition to, suitable replacements for IBORs. Jefferies Group has an active transition program that focuses on an orderly transition from IBORs to alternative reference rates, including internal operational readiness and risk management. Jefferies Group is identifying, assessing and monitoring risk associated with the expected discontinuation of IBORs, which includes taking steps to update operational processes and models and evaluation legacy contracts for any changes that may be required.

Off-Balance Sheet Arrangements
At November 30, 2020, our commitments and guarantees, substantially all of which related to Jefferies Group, are as follows:

		Expected Maturity Date
Commitments and Guarantees	Total	2021	2022	2023 and 2024	2025 and 2026	After 2026
	(In millions)
Equity commitments	$465.5	$365.5	$53.4	$25.3	$14.5	$6.8
Loan commitments	286.8	249.5	10.0	25.0	2.3	—
Underwriting commitments	243.3	243.3	—	—	—	—
Forward starting reverse repos	6,048.0	6,048.0	—	—	—	—
Forward starting repos	3,488.7	3,488.7	—	—	—	—
Other unfunded commitments	186.8	156.6	25.0	5.2	—	—
Derivative contracts (1):
Non-credit related	21,246.5	12,607.6	2,475.8	5,760.8	390.4	11.9
Credit related	6.4	—	—	6.4	—	—
Standby letters of credit	22.0	14.6	5.8	1.1	—	0.5
Total commitments and guarantees	$31,994.0	$23,173.8	$2,570.0	$5,823.8	$407.2	$19.2
(1)    Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 22 in our consolidated financial statements.
We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. As of November 30, 2020, the aggregate amount of commercial paper outstanding was $1.47 billion. This commitment is not included in the table above as the timing of payments, if any, is uncertain.
In the normal course of business, we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives' notional amounts nor underlying instrument values are reflected as assets or liabilities in the Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in the Consolidated Statements of Financial Condition as Financial instruments owned, at fair value or Financial instruments sold, not yet purchased, at fair value as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Notes 2, 4 and 5 in our consolidated financial statements.
We are routinely involved with variable interest entities ("VIEs") in the normal course of business. At November 30, 2020, we did not have any commitments to purchase assets from our VIEs. For additional information regarding VIEs, see Notes 7 and 8 in our consolidated financial statements.

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
Fair Value of Financial Instruments – Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. Gains and losses on Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value are recognized in the Consolidated Statements of Operations in Principal transactions. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date. Valuation adjustments and block discounts are not applied to Level 1 instruments.

Level 2:	Pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable at the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments for which fair values have been derived using model inputs that are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:	Instruments that have little to no pricing observability as of the reported date. These financial instruments are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
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
Due to a decline in oil and gas prices during the second quarter of 2020, Vitesse Energy Finance performed impairment analyses on its proven oil and gas properties in the DJ Basin of Wyoming and Colorado and the Bakken Shale oil field in North Dakota. Vitesse Energy Finance first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of May 31, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the oil and gas properties. No impairment of the Bakken Shale oil field assets was necessary as the undiscounted future net cash flows significantly exceeded the carrying value of these assets. As undiscounted future net cash flows were lower than the carrying value of the DJ Basin properties, Vitesse Energy Finance then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, Vitesse Energy Finance used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of Vitesse Energy Finance's proven oil and gas properties in the DJ Basin totaled $26.8 million, which was $13.2 million lower than the carrying value as of the end of the second quarter of 2020. As a result, an impairment charge of $13.2 million was recorded in Selling, general and other expenses during 2020.
Due to a decline in oil and gas prices during the first quarter of 2020, JETX Energy performed an impairment analysis for its oil and gas properties in the East Eagle Ford. JETX Energy first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of February 29, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the proven properties. As the undiscounted future net cash flows were lower than the carrying value, JETX Energy then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, JETX Energy used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of JETX Energy's proven oil and gas properties in the East Eagle Ford totaled $9.6 million, which was $33.0 million lower than the carrying value as of the end of first quarter of 2020. As a result, an impairment charge of $33.0 million was recorded in Selling, general and other expenses during 2020.

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

During the fourth quarter of 2018, we recorded an impairment charge of $62.1 million related to the equity component of our investment in FXCM, which was based on updated expectations that had been impacted by the then revised regulations of the European Securities Market Authority and dampened operating results. Based on the updated projections, we evaluated in the fourth quarter of 2018 whether our equity method investment was fully recoverable. We engaged an independent valuation firm to assist management in estimating the fair value of FXCM. Our estimate of fair value was based on a discounted cash flow analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $62.1 million. We concluded that based on the decline in projections and the adverse effects of the European regulations, that the decline in fair value of our equity interest was other than temporary. As a result, we impaired our equity investment in FXCM in the fourth quarter of 2018 by $62.1 million.
HomeFed has a 49% membership interest in the RedSky JZ Fulton Mall joint venture, which owns a property in Brooklyn, New York. The property consists of 14 separate tax lots, divided into two development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights. During the first quarter of 2020, difficulties were encountered with attempts to refinance debt within the investment. We viewed this, combined with a softening of the Brooklyn, New York real estate market during the quarter, as a triggering event and evaluated HomeFed's equity method investment in RedSky JZ Fulton Mall to determine if there was an impairment. In connection with this evaluation, we obtained an appraisal which reflected a reduction in the value of the investment in comparison to an earlier appraisal obtained shortly before the beginning of the quarter. The appraisal was based off of Level 3 inputs consisting of prices of comparable properties and the appraisal indicated that the value of the property was worth less than the debt outstanding. HomeFed recorded an impairment charge of $55.6 million within Income (loss) related to associated companies during 2020, which represented all of its carrying value in the joint venture.
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
At least annually, and more frequently if warranted, we assess whether goodwill has been impaired at the reporting unit level. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. If we conclude otherwise, we are required to perform the two-step quantitative impairment test. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit's goodwill to the carrying value. We adopted Accounting Standards Update No. 2017-04 on December 1, 2020, which simplifies goodwill impairment testing by eliminating the second step of the impairment test noted above. If the total carrying value of a reporting unit exceeds the fair value, an impairment charge would be recorded to goodwill for the difference between the carrying value and the fair value.
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
An independent valuation specialist was engaged to assist with the valuation process relating to the Investment Banking and Capital Markets, and Asset Management segments for our annual goodwill impairment test as of August 1, 2020. The results of our annual goodwill impairment test for both the Investment Banking and Capital Markets segment and the Asset Management segment did not indicate any goodwill impairment.
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
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. Fair value is determined using valuation techniques consistent with what a market participant would use. All of our indefinite-lived intangible assets were recognized in connection with the 2013 Jefferies Group acquisition, which consists of exchange and clearing organization membership interests and registrations. Our annual impairment testing date was August 1, 2020. At August 1, 2020, we elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. Qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment at August 1, 2020, we recognized immaterial impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we concluded that it is not more likely than not that the intangible assets are impaired.
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
We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control. We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period. For further information, see Note 22 in our consolidated financial statements.

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
Excluding Jefferies Group, Financial instruments owned, at fair value include corporate equity securities with an aggregate fair value of $281.1 million at November 30, 2020. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $28.1 million.
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
Average daily VaR increased to $10.51 million for 2020 from $8.79 million for 2019. The increase in average VaR and the average interest rate VaR component was primarily due to the increase in market volatility observed throughout 2020.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data (in millions):

Daily VaR (1) Value-at-Risk in Trading Portfolios
Risk Categories	VaR at November 30, 2020	Daily VaR for 2020			VaR at November 30, 2019	Daily VaR for 2019
		Average	High	Low		Average	High	Low

Interest Rates	$7.66	$7.90	$12.50	$3.93	$4.81	$4.47	$6.22	$2.58
Equity Prices	12.54	8.01	14.91	3.68	5.07	7.94	13.17	4.75
Currency Rates	0.16	0.21	2.17	0.03	0.32	0.25	1.41	0.06
Commodity Prices	0.44	0.70	1.56	0.24	0.64	0.89	2.43	0.40
Diversification Effect (2)	(2.04)	(6.31)	N/A	N/A	(6.14)	(4.76)	N/A	N/A
Firmwide	$18.76	$10.51	$22.78	$5.02	$4.70	$8.79	$14.83	$4.70
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
Jefferies Group performs daily back-testing of its VaR model comparing realized revenue and loss with the previous day's VaR. Backtesting results are included in the quarterly business review pack for its Board. The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the overall level down to specific business lines. For the VaR model, trading related revenue is defined as principal transactions revenues, trading related commissions, revenue from securitization activities and net interest income.
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During 2020, results of the evaluation at the aggregate level demonstrated eleven day when the net trading loss exceeded the 95% one day VaR.
The chart below reflects our daily VaR over the last four quarters, with the increase in August 2020 and the fourth quarter of 2020 due to market volatility observed throughout 2020 and as certain businesses took advantage of positive market momentum in August and November 2020.

Daily Net Trading Revenue
There were 26 days with trading losses out of a total of 252 trading days in 2020. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of Jefferies Group's trading activities for 2020 (in millions).

Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2020 (in thousands):

10% Sensitivity

Investment in funds (1)	$95,598
Private investments	16,655
Corporate debt securities in default	7,979
Trade claims	3,808
(1)    Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 4 in our consolidated financial statements.

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.2 million at November 30, 2020, which is included in Accumulated other comprehensive income (loss).
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
Counterparty Credit Risk
Credit risk is the risk of loss due to adverse changes in a counterparty's credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract. We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of our credit risk are:
•Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of Jefferies Group's Secured Revolving Credit Facility that is with Jefferies Group and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. See Note 9 for additional information on this facility. In addition, Jefferies Group has loans outstanding to certain of its officers and employees (none of whom are executive officers or directors). See Note 25 for additional information on these employee loans.
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
The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at November 30, 2020 and 2019 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019

AAA Range	$—	$—	$1.1	$1.5	$0.1	$—	$1.2	$1.5	$5,132.9	$4,584.1	$5,134.1	$4,585.6
AA Range	45.2	45.2	111.7	43.0	9.8	3.7	166.7	91.9	7.8	5.3	174.5	97.2
A Range	0.2	1.1	542.2	531.9	147.2	152.4	689.6	685.4	1,967.9	976.3	2,657.5	1,661.7
BBB Range	250.5	250.2	110.2	140.9	18.1	48.3	378.8	439.4	2.2	1.6	381.0	441.0
BB or Lower	50.0	15.0	8.3	6.6	201.6	154.1	259.9	175.7	0.1	—	260.0	175.7
Unrated	142.0	94.2	—	—	0.2	6.8	142.2	101.0	1.0	0.6	143.2	101.6
Total	$487.9	$405.7	$773.5	$723.9	$377.0	$365.3	$1,638.4	$1,494.9	$7,111.9	$5,567.9	$8,750.3	$7,062.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019

Asia/Latin America/Other	$15.0	$15.0	$72.6	$50.5	$6.9	$0.3	$94.5	$65.8	$248.4	$100.4	$342.9	$166.2
Europe	0.1	—	313.0	324.1	42.5	101.1	355.6	425.2	96.4	74.1	452.0	499.3
North America	472.8	390.7	387.9	349.3	327.6	263.9	1,188.3	1,003.9	6,767.1	5,393.4	7,955.4	6,397.3
Total	$487.9	$405.7	$773.5	$723.9	$377.0	$365.3	$1,638.4	$1,494.9	$7,111.9	$5,567.9	$8,750.3	$7,062.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019

Asset Managers	$0.2	$—	$—	$1.7	$—	$—	$0.2	$1.7	$5,132.9	$4,584.1	$5,133.1	$4,585.8
Banks, Broker-dealers	250.7	250.7	558.6	526.7	178.8	206.8	988.1	984.2	1,979.0	983.8	2,967.1	1,968.0
Corporates	132.7	81.3	—	—	183.9	154.4	316.6	235.7	—	—	316.6	235.7
Other	104.3	73.7	214.9	195.5	14.3	4.1	333.5	273.3	—	—	333.5	273.3
Total	$487.9	$405.7	$773.5	$723.9	$377.0	$365.3	$1,638.4	$1,494.9	$7,111.9	$5,567.9	$8,750.3	$7,062.8
For additional information regarding credit exposure to over-the-counter derivative contracts, see Note 5 in the consolidated financial statements.

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitors country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk.
The following tables reflect our top exposure to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure, as reflected in the Consolidated Statements of Financial Condition at November 30, 2020 and 2019 (in millions):

	November 30, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Italy	$1,929.5	$(921.6)	$(618.9)	$—	$—	$0.1	$—	$389.1	$389.1
United Kingdom	464.0	(235.8)	(46.7)	0.1	67.4	5.2	64.8	254.2	319.0
France	357.3	(290.9)	48.3	—	140.8	24.3	—	279.8	279.8
Germany	470.7	(352.7)	40.2	—	63.1	11.3	26.7	232.6	259.3
Australia	32.7	(17.8)	173.9	—	24.9	—	12.8	213.7	226.5
Hong Kong	35.2	(11.8)	0.7	—	0.1	—	157.4	24.2	181.6
Canada	417.3	(326.8)	1.3	—	20.4	64.3	2.1	176.5	178.6
Austria	151.2	(73.6)	—	—	—	—	—	77.6	77.6
India	50.9	(6.7)	—	—	—	—	24.3	44.2	68.5
Switzerland	104.0	(72.2)	2.9	—	31.6	1.3	0.4	67.6	68.0
Total	$4,012.8	$(2,309.9)	$(398.3)	$0.1	$348.3	$106.5	$288.5	$1,759.5	$2,048.0

	November 30, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Netherlands	$946.0	$(329.7)	$(100.1)	$—	$42.6	$0.5	$—	$559.3	$559.3
United Kingdom	416.1	(199.9)	(124.4)	—	60.7	37.6	54.1	190.1	244.2
Italy	1,262.3	(1,192.4)	105.4	—	—	0.4	—	175.7	175.7
France	423.4	(296.2)	(93.1)	—	94.2	40.9	—	169.2	169.2
Canada	380.4	(362.2)	7.4	—	0.3	81.2	1.9	107.1	109.0
Spain	249.2	(137.3)	(25.7)	—	3.3	—	—	89.5	89.5
Japan	76.0	(171.6)	133.8	—	24.7	—	13.2	62.9	76.1
China	283.3	(236.9)	25.6	—	—	—	—	72.0	72.0
Mexico	112.0	(68.3)	13.0	—	—	—	—	56.7	56.7
Germany	238.2	(321.3)	19.3	—	88.3	14.4	13.6	38.9	52.5
Total	$4,386.9	$(3,315.8)	$(38.8)	$—	$314.1	$175.0	$82.8	$1,521.4	$1,604.2
At November 30, 2020, we have no material exposure to countries where either sovereign or non-sovereign sectors pose potential default risk as the result of liquidity concerns.

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

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage exposure to risk. In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third-parties with which we conduct business.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third-parties' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Reputational Risk

We recognize that maintaining our reputation among clients, investors, regulators and the general public is an important aspect of minimizing legal and operational risks. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential clients and by conducting our business activities in accordance with high ethical standards. Our reputation and business activity can be affected by statements and actions of third-parties, even false or misleading statements by them. We actively monitor public comment concerning us and are vigilant in seeking to assure accurate information and perception prevails.

Other Risk

We are also subject to interest rate risk on our long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The following table represents principal cash flows by expected maturity dates and the related weighted-average interest rate on those maturities for our consolidated long-term debt obligations. For the variable rate borrowings, the weighted-average interest rates are based on the rates in effect at the reporting date. Our market risk with respect to foreign currency exposure on our long-term debt is also shown below. For additional information, see Note 12 to our consolidated financial statements.

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$50,000	$—	$1,500,000	$142,000	$76,437	$4,439,067	$6,207,504	$7,168,270
Weighted-Average Interest Rate	1.40%	—%	5.13%	0.25%	1.08%	4.84%
Variable Interest Rate Borrowings	$300,420	$65,051	$98,500	$3,000	$5,320	$275,555	$747,846	$760,023
Weighted-Average Interest Rate	1.95%	1.92%	3.40%	1.72%	1.79%	7.23%
Borrowings with Foreign Currency Exposure	$—	$4,779	$—	$597,350	$—	$677,395	$1,279,524	$1,279,594
Weighted-Average Interest Rate	—%	4.08%	—%	1.00%	—%	2.64%

Item 8.    Financial Statements and Supplementary Data.
Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of November 30, 2020. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of November 30, 2020.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended November 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2020. In making this assessment, the Company's management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on our assessment and those criteria, management concluded that, as of November 30, 2020, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of November 30, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears herein in Item 8.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information with respect to this item will be contained in the Proxy Statement for the 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.
We have a Code of Business Practices, which is applicable to all directors, officers and employees, and is available on our website. We intend to post amendments to or waivers from our Code of Business Practices on our website as required by applicable law.
Item 11.    Executive Compensation.
Information with respect to this item will be contained in the Proxy Statement for the 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information with respect to this item will be contained in the Proxy Statement for the 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information with respect to this item will be contained in the Proxy Statement for the 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Information with respect to this item will be contained in the Proxy Statement for the 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)    Financial Statements.
(2)Financial Statement Schedules.
Schedule I - Condensed Financial Information of Jefferies Financial Group Inc. (Parent Company Only) at November 30, 2020 and 2019 and for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018.
(3)See Exhibit Index below for a complete list of Exhibits to this report.
(b)    Exhibits.
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-5721, unless otherwise indicated.
(c)    Financial Statement Schedules.
National Beef Packing Company, LLC financial statements as of December 28, 2019 and for the years ended December 28, 2019 and December 29, 2018
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

10.1
HomeFed Corporation Amended and Restated 1999 Stock Incentive Plan (as amended, the "Jefferies Financial Group Inc. Amended and Restated 1999 Stock Incentive Plan (HomeFed)") (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-232532) filed on July 3, 2019).* +

10.2	Amendment to HomeFed Corporation Amended and Restated 1999 Stock Incentive Plan (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8 (No. 333-232532) filed on July 3, 2019).* +

10.3
HomeFed Corporation 2017 RSU Opportunity Plan (as amended, the "Jefferies Financial Group Inc. 2017 RSU Opportunity Plan (HomeFed)") (filed as Exhibit 99.4 to the Company's Registration Statement on Form S-8 (No. 333-232532) filed on July 3, 2019).* +

10.4	Amendment to HomeFed Corporation 2017 RSU Opportunity Plan (filed as Exhibit 99.5 to the Company's Registration Statement on Form S-8 (No. 333-232532) filed on July 3, 2019).* +

10.5	Jefferies Financial Group Inc. 2003 Incentive Compensation Plan as Amended and Restated.+

10.6	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 31, 2013).* +

10.7	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 31, 2013).* +

10.8	Leucadia National Corporation 1999 Directors' Stock Compensation Plan (filed as Appendix II to the 2013 Proxy Statement).* +

10.9	Compensation Information Concerning Non-Employee Directors (incorporated by reference to page 34 and 35 of the Company's Proxy Statement filed March 3, 2020).* +

10.10	Summary of executive bonus compensation for Mr. Sharp and Ms. Gendron for fiscal year 2019 (filed in the Company's Current Report on Form 8-K filed February 12, 2019).*+

10.11	Summary of executive compensation for Richard B. Handler and Brian P. Friedman for fiscal years 2018, 2019 and 2020 (filed in the Company's Proxy Statement on March 3, 2020). * +

10.12	Summary of executive compensation for Richard B. Handler and Brian P. Friedman for fiscal year 2017 (filed in the Company's Current Report on Form 8-K on December 29, 2016).* +

10.13	Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the February 24, 2012 8-K).*

21	Subsidiaries of the registrant.

23.1
Consent of Deloitte & Touche LLP. with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318 and No. 333-232532) and Form S-3ASR (No. 333-238931).

23.2
Consent of Grant Thornton LLP, with respect to the incorporation by reference into the Company's Registration Statements on Form S-8 (No. 333-185318 and No. 333-232532) and Form S-3ASR (No. 333-238931).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Financial statements from the Annual Report on Form 10-K of Jefferies Financial Group Inc. for the twelve months ended November 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) the Notes to Consolidated Financial Statements and (vii) the Financial Statement Schedule.
104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101).
____________________________

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.

Date: January 28, 2021	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

January 28, 2021	By:	/s/ Joseph S. Steinberg	Chairman of the Board
Joseph S. Steinberg

January 28, 2021	By:	/s/ Richard B. Handler	Chief Executive Officer and Director
		Richard B. Handler	(Principal Executive Officer)

January 28, 2021	By:	/s/ Brian P. Friedman	President and Director
Brian P. Friedman

January 28, 2021	By:	/s/ Teresa S. Gendron	Vice President and Chief Financial Officer
		Teresa S. Gendron	(Principal Financial Officer)

January 28, 2021	By:	/s/ John M. Dalton	Vice President and Controller
		John M. Dalton	(Principal Accounting Officer)

January 28, 2021	By:	/s/ Linda L. Adamany	Director
Linda L. Adamany

January 28, 2021	By:	/s/ Barry J. Alperin	Director
Barry J. Alperin

January 28, 2021	By:	/s/ Robert D. Beyer	Director
Robert D. Beyer

January 28, 2021	By:	/s/ Francisco L. Borges	Director
Francisco L. Borges

January 28, 2021	By:	/s/ MaryAnne Gilmartin	Director
MaryAnne Gilmartin

January 28, 2021	By:	/s/ Jacob M. Katz	Director
Jacob M. Katz

January 28, 2021	By:	/s/ Michael T. O'Kane	Director
Michael T. O'Kane

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Jefferies Financial Group Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Jefferies Financial Group Inc. and subsidiaries (the "Company") as of November 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity, for the year ended November 30, 2020, 2019 and the eleven months ended November 30, 2018, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for the year ended November 30, 2020, 2019 and the eleven months ended November 30, 2018 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Emphasis of Matter
As discussed in Note 1 to the financial statements, the Company changed its fiscal year end from December 31 to November 30 in 2018.
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
Valuation of Certain Level 2 and Level 3 Financial Assets and Liabilities - Refer to Note 2 and Note 4 to the financial statements
Critical Audit Matter Description
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

We identified the valuation of certain Level 2 and Level 3 financial assets and liabilities as a critical audit matter because of the unobservable inputs, complexity of models and/or methodologies used by management and third-party specialists to estimate fair value. The valuations involve a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist who possess significant quantitative and modeling experience, to audit and evaluate the appropriateness of the models and inputs.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures for certain Level 2 and Level 3 financial assets and liabilities included the following procedures, among others:
•We tested the operating effectiveness of the Company's valuation controls, including the:
◦Independent price verification controls.
◦Third-party specialist valuation model review control, which includes examination of assumptions utilized as well as completeness and accuracy of underlying data.
◦Pricing model controls which are designed to review a model's theoretical soundness and its appropriateness.

•With the assistance of our fair value specialist, we evaluated the reasonableness of management's valuation methodology and estimates and:
◦We developed valuation estimates, using externally sourced inputs and models, and compared to management's recorded value and investigated differences.
◦We compared management's assumptions utilized within management's models to external sources.

•We evaluated management's ability to estimate fair value by comparing management's valuation estimates to subsequent transactions, when available.

/s/ Deloitte & Touche LLP

New York, New York
January 28, 2021

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Jefferies Financial Group Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Jefferies Financial Group Inc. and subsidiaries (the "Company") as of November 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2020, of the Company and our report dated January 28, 2021, expressed an unqualified opinion on those financial statements.
Emphasis of Matter
As discussed in Note 1 to the financial statements, the Company changed its fiscal year end from December 31 to November 30 in 2018.
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
January 28, 2021

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Financial Condition
November 30, 2020 and 2019
(Dollars in thousands, except par value)

	November 30,
	2020	2019
ASSETS
Cash and cash equivalents	$9,055,148	$7,678,821
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	604,321	796,797
Financial instruments owned, at fair value (including securities pledged of $13,065,585 and $12,058,522)	18,124,577	16,895,741
Loans to and investments in associated companies	1,686,563	1,652,957
Securities borrowed	6,934,762	7,624,642
Securities purchased under agreements to resell	5,096,769	4,299,598
Securities received as collateral, at fair value	7,517	9,500
Receivables	6,608,767	5,744,106
Property, equipment and leasehold improvements, net	897,204	385,029
Intangible assets, net and goodwill	1,913,467	1,922,934
Other assets	2,189,257	2,450,109
Total assets (1)	$53,118,352	$49,460,234

LIABILITIES
Short-term borrowings	$764,715	$548,490
Financial instruments sold, not yet purchased, at fair value	10,017,600	10,532,460
Securities loaned	1,810,748	1,525,140
Securities sold under agreements to repurchase	8,316,269	7,504,670
Other secured financings	3,288,384	3,070,611
Obligation to return securities received as collateral, at fair value	7,517	9,500
Lease liabilities	584,807	—
Payables, expense accruals and other liabilities	10,388,072	8,179,013
Long-term debt	8,352,039	8,337,061
Total liabilities (1)	43,530,151	39,706,945

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	24,676	26,605
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 249,750,542 and 291,644,153 shares issued and outstanding, after deducting 66,712,070 and 24,818,459 shares held in treasury	249,751	291,644
Additional paid-in capital	2,911,223	3,627,711
Accumulated other comprehensive income (loss)	(288,917)	(273,039)
Retained earnings	6,531,836	5,933,389
Total Jefferies Financial Group Inc. shareholders' equity	9,403,893	9,579,705
Noncontrolling interests	34,632	21,979
Total equity	9,438,525	9,601,684

Total	$53,118,352	$49,460,234
(1) Total assets include assets related to variable interest entities of $566.1 million and $645.8 million at November 30, 2020 and 2019, respectively, and Total liabilities include liabilities related to variable interest entities of $3,291.3 million and $3,071.1 million at November 30, 2020 and 2019, respectively. See Note 8 for additional information related to variable interest entities.

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018
(In thousands, except per share amounts)

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Revenues:
Commissions and other fees	$822,248	$675,772	$662,546
Principal transactions	1,916,508	559,300	232,224
Investment banking	2,501,494	1,526,992	1,904,870
Interest income	997,555	1,603,940	1,294,325
Manufacturing revenues	421,434	324,659	357,427
Other	296,691	667,993	558,336
Total revenues	6,955,930	5,358,656	5,009,728
Interest expense of Jefferies Group	945,056	1,465,680	1,245,694
Net revenues	6,010,874	3,892,976	3,764,034

Expenses:
Compensation and benefits	2,940,863	1,824,891	1,862,782
Cost of sales	338,588	319,641	307,071
Floor brokerage and clearing fees	266,592	223,140	184,210
Interest expense	84,870	87,177	89,249
Depreciation and amortization	158,439	152,871	120,317
Selling, general and other expenses	1,078,956	1,009,643	961,328
Total expenses	4,868,308	3,617,363	3,524,957
Income from continuing operations before income taxes and income (loss) related to associated companies	1,142,566	275,613	239,077
Income (loss) related to associated companies	(75,483)	202,995	57,023
Income from continuing operations before income taxes	1,067,083	478,608	296,100
Income tax provision (benefit)	298,673	(483,955)	19,008
Income from continuing operations	768,410	962,563	277,092
Income from discontinued operations, net of income tax provision of $0, $0 and $47,045	—	—	130,063
Gain on disposal of discontinued operations, net of income tax provision of $0, $0 and $229,553	—	—	643,921
Net income	768,410	962,563	1,051,076
Net loss attributable to the noncontrolling interests	5,271	1,847	12,975
Net (income) loss attributable to the redeemable noncontrolling interests	1,558	286	(37,263)
Preferred stock dividends	(5,634)	(5,103)	(4,470)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$769,605	$959,593	$1,022,318
(continued)

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Operations, continued
For the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018
(In thousands, except per share amounts)

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$2.68	$3.07	$0.82
Income from discontinued operations	—	—	0.27
Gain on disposal of discontinued operations	—	—	1.84
Net income	$2.68	$3.07	$2.93

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$2.65	$3.03	$0.81
Income from discontinued operations	—	—	0.26
Gain on disposal of discontinued operations	—	—	1.83
Net income	$2.65	$3.03	$2.90

Amounts attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations, net of taxes	$769,605	$959,593	$285,475
Income from discontinued operations, net of taxes	—	—	92,922
Gain on disposal of discontinued operations, net of taxes	—	—	643,921
Net income	$769,605	$959,593	$1,022,318
The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018
(In thousands)

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Net income	$768,410	$962,563	$1,051,076
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $117, $165 and $(551)	372	487	(1,560)
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0, $(545,054) and $37	—	(543,178)	(109)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $117, $545,219 and $(588)	372	(542,691)	(1,669)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $11,392, $1,146 and $(11,089)	35,991	544	(71,543)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0, $(52) and $(16)	—	149	(20,459)
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $11,392, $1,198 and $(11,073)	35,991	693	(92,002)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(16,228), $(4,653) and $9,289	(51,865)	(13,588)	29,620
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $146, $(144) and $311	(397)	427	(916)
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(16,374), $(4,509) and $8,978	(52,262)	(13,161)	28,704

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $0, $0 and $552	—	—	1,608
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income, net of income tax provision (benefit) of $0, $161 and $0	—	(470)	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $0, $(161) and $552	—	(470)	1,608

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $(970), $(2,473) and $(297)	(2,851)	(7,103)	(844)
Less: reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(957), $(490) and $(697)	2,872	1,407	7,349
Net change in pension liability benefits, net of income tax provision (benefit) of $(13), $(1,983) and $400	21	(5,696)	6,505

Other comprehensive loss, net of income taxes	(15,878)	(561,325)	(56,854)

Comprehensive income	752,532	401,238	994,222
Comprehensive loss attributable to the noncontrolling interests	5,271	1,847	12,975
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	1,558	286	(37,263)
Preferred stock dividends	(5,634)	(5,103)	(4,470)

Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$753,727	$398,268	$965,464
The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018
(In thousands)

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Net cash flows from operating activities:
Net income	$768,410	$962,563	$1,051,076
Adjustments to reconcile net income to net cash provided by (used for) operations:
Pre-tax income from discontinued operations, including gain on disposal	—	—	(1,050,582)
Deferred income tax provision	64,667	6,391	236,406
Recognition of accumulated other comprehensive income lodged taxes	—	(544,583)	—
Depreciation and amortization of real estate, property, equipment and leasehold improvements	146,185	139,708	105,156
Other amortization	(3,791)	(9,942)	(37,749)
Share-based compensation	40,038	49,848	48,249
Provision for doubtful accounts	48,157	29,800	35,223
(Income) loss related to associated companies	51,549	(288,164)	(130,685)
Distributions from associated companies	64,493	467,157	162,988
Net (gains) losses related to property and equipment, and other assets	68,946	(42,214)	32,461
Gain on sale of subsidiaries and associated companies	—	(210,278)	(221,712)
Net change in:
Securities deposited with clearing and depository organizations	751	(169)	64,911
Financial instruments owned, at fair value	(1,182,091)	218,419	(1,451,472)
Securities borrowed	714,664	(1,103,708)	1,137,134
Securities purchased under agreements to resell	(752,171)	(1,523,222)	807,619
Receivables from brokers, dealers and clearing organizations	(1,147,886)	211,198	(602,950)
Receivables from customers of securities operations	185,266	524,656	(465,960)
Other receivables	(79,253)	(2,283)	30,864
Other assets	97,468	15,705	33,484
Financial instruments sold, not yet purchased, at fair value	(604,591)	1,051,598	1,142,878
Securities loaned	270,261	(301,727)	(964,137)
Securities sold under agreements to repurchase	799,794	(1,122,982)	36,956
Payables to brokers, dealers and clearing organizations	698,873	111,757	250,603
Payables to customers of securities operations	442,913	631,854	512,760
Lease liabilities	(52,553)	—	—
Trade payables, expense accruals and other liabilities	1,179,182	(160,784)	(112,488)
Other	256,667	61,565	(124,580)
Net cash provided by (used for) operating activities - continuing operations	2,075,948	(827,837)	526,453
Net cash provided by operating activities - discontinued operations	—	—	164,650
Net cash provided by (used for) operating activities	2,075,948	(827,837)	691,103
Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(176,958)	(232,229)	(325,666)
Proceeds from disposals of property and equipment, and other assets	5,121	11,302	14,052
Proceeds from sale of subsidiaries, net of expenses and cash of operations sold	179,654	(546)	100,000
Proceeds from sale of associated companies	—	790,612	379,074
Acquisitions, net of cash acquired	—	100,723	—
Advances on notes, loans and other receivables	(813,867)	(570,659)	(351,831)
Collections on notes, loans and other receivables	686,114	323,215	216,426
Proceeds from sales of loan receivables held to maturity	46,335	—	—
Loans to and investments in associated companies	(1,690,644)	(267,263)	(1,956,983)
Capital distributions and loan repayments from associated companies	1,555,973	110,656	1,973,739
Purchases of investments (other than short-term)	(906)	(2,995)	(3,423,191)
Proceeds from maturities of investments	2,525	531,104	1,084,277
Proceeds from sales of investments	20,461	913,175	1,571,507
Other	—	—	130
Net cash provided by (used for) investing activities - continuing operations	(186,192)	1,707,095	(718,466)
Net cash provided by investing activities - discontinued operations	—	—	860,909
Net cash provided by (used for) investing activities	(186,192)	1,707,095	142,443
(continued)

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018
(In thousands)

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$3,136,513	$3,275,800	$2,754,665
Repayment of debt	(3,084,531)	(2,588,791)	(2,678,323)
Net change in other secured financings	218,010	1,533,696	503,043
Net change in bank overdrafts	(34,663)	26,568	10,290
Distributions to noncontrolling interests	(1,694)	(5,293)	(7,408)
Contributions from noncontrolling interests	19,617	6,829	113
Purchase of common shares for treasury	(816,871)	(509,914)	(1,130,854)
Dividends paid	(160,940)	(149,647)	(151,758)
Other	1,034	330	4,067
Net cash provided by (used for) financing activities - continuing operations	(723,525)	1,589,578	(696,165)
Net cash provided by financing activities - discontinued operations	—	—	120,322
Net cash provided by (used for) financing activities	(723,525)	1,589,578	(575,843)

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	18,306	(1,063)	(19,546)

Net increase in cash, cash equivalents and restricted cash	1,184,537	2,467,773	238,157

Cash, cash equivalents and restricted cash at beginning of period	8,480,435	6,012,662	5,774,505

Cash, cash equivalents and restricted cash at end of period	$9,664,972	$8,480,435	$6,012,662

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	November 30, 2020	November 30, 2019	November 30, 2018

Cash and cash equivalents	$9,055,148	$7,678,821	$5,258,809
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	570,084	761,809	673,141
Other assets	39,740	39,805	80,712
Total cash, cash equivalents and restricted cash	$9,664,972	$8,480,435	$6,012,662

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018
(In thousands, except par value and per share amounts)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Non-controlling Interests	Total

Balance, December 31, 2017	$356,227	$4,676,038	$372,724	$4,700,968	$10,105,957	$33,022	$10,138,979
Cumulative effect of the adoption of accounting standards			(27,584)	45,396	17,812		17,812
Balance, January 1, 2018, as adjusted	356,227	4,676,038	345,140	4,746,364	10,123,769	33,022	10,156,791
Net income attributable to Jefferies Financial Group Inc. common shareholders				1,022,318	1,022,318		1,022,318
Net loss attributable to the noncontrolling interests					—	(12,975)	(12,975)
Other comprehensive loss, net of taxes			(56,854)		(56,854)		(56,854)
Reversal of cumulative National Beef redeemable noncontrolling interests fair value adjustments prior to deconsolidation		237,669			237,669		237,669
Contributions from noncontrolling interests					—	113	113
Distributions to noncontrolling interests					—	(7,408)	(7,408)
Consolidation of asset management entity					—	8,316	8,316
Change in interest in consolidated subsidiary		2,677			2,677	(2,677)	—
Share-based compensation expense		48,249			48,249		48,249
Change in fair value of redeemable noncontrolling interests		(26,551)			(26,551)		(26,551)
Exercise of options to purchase common shares	109	2,376			2,485		2,485
Purchase of common shares for treasury	(50,223)	(1,098,199)			(1,148,422)		(1,148,422)
Dividends ($0.45 per common share)				(158,464)	(158,464)		(158,464)
Other	1,402	12,588			13,990	—	13,990
Balance, November 30, 2018	307,515	3,854,847	288,286	5,610,218	10,060,866	18,391	10,079,257
Net income attributable to Jefferies Financial Group Inc. common shareholders				959,593	959,593		959,593
Net loss attributable to the noncontrolling interests					—	(1,847)	(1,847)
Other comprehensive loss, net of taxes			(561,325)		(561,325)		(561,325)
Contributions from noncontrolling interests					—	6,829	6,829
Distributions to noncontrolling interests					—	(5,293)	(5,293)
Issuance of shares for HomeFed acquisition	9,295	168,585			177,880	3,900	181,780
Share-based compensation expense		49,848			49,848		49,848
Change in fair value of redeemable noncontrolling interests		(1,213)			(1,213)		(1,213)
Purchase of common shares for treasury	(26,125)	(483,845)			(509,970)		(509,970)
Dividends ($0.50 per common share)				(158,302)	(158,302)		(158,302)
Dividend of Spectrum Brands common shares		27,026		(478,120)	(451,094)		(451,094)
Other	959	12,463			13,422	(1)	13,421
Balance, November 30, 2019	291,644	3,627,711	(273,039)	5,933,389	9,579,705	21,979	9,601,684
Net income attributable to Jefferies Financial Group Inc. common shareholders				769,605	769,605		769,605
Net loss attributable to the noncontrolling interests					—	(5,271)	(5,271)
Other comprehensive loss, net of taxes			(15,878)		(15,878)		(15,878)
Contributions from noncontrolling interests					—	19,617	19,617
Distributions to noncontrolling interests					—	(1,694)	(1,694)
Share-based compensation expense		40,038			40,038		40,038
Change in fair value of redeemable noncontrolling interests		3,056			3,056		3,056
Purchase of common shares for treasury	(42,263)	(773,393)			(815,656)		(815,656)
Dividends ($0.60 per common share)				(171,158)	(171,158)		(171,158)
Other	370	13,811			14,181	1	14,182
Balance, November 30, 2020	$249,751	$2,911,223	$(288,917)	$6,531,836	$9,403,893	$34,632	$9,438,525

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations
Jefferies Financial Group Inc. ("Jefferies," "we," "our" or the "Company") is engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, was established in 1962 and is now the largest independent full-service global investment banking firm headquartered in the U.S.
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
Through Jefferies Group, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), Jefferies Group's joint venture with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company that structures, underwrites and arranges primarily senior secured loans to corporate borrowers. Loans are originated primarily through the investment banking efforts of Jefferies LLC. Jefferies Finance may also underwrite and arrange other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Through Jefferies Group, we also have an interest in Berkadia Commercial Mortgage Holding LLC ("Berkadia"), Jefferies Group's 50-50 equity method joint venture with Berkshire Hathaway Inc. Berkadia is a U.S. commercial real estate finance company providing capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial properties.
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

Merchant Banking is where we own a portfolio of businesses and investments including Linkem (fixed wireless broadband services in Italy); Vitesse Energy, LLC ("Vitesse Energy Finance") and JETX Energy, LLC ("JETX Energy") (oil and gas production and development); real estate, primarily HomeFed LLC ("HomeFed"); Idaho Timber (manufacturing) and FXCM Group, LLC ("FXCM") (provider of online foreign exchange trading services). Our Merchant Banking businesses and investments also included National Beef Packing Company, LLC ("National Beef") (beef processing), prior to its sale in November 2019; Spectrum Brands Holdings, Inc. ("Spectrum Brands") (consumer products), prior to its distribution to shareholders in October 2019; Berkadia (commercial mortgage banking, investment sales and servicing), prior to its transfer to Jefferies Group in the fourth quarter of 2018; and Garcadia (automobile dealerships), prior to its sale in August 2018. The structure of each of our investments was tailored to the unique opportunity each transaction presented. Our investments may be reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways, depending on the structure of our specific holdings.

On June 5, 2018, we completed the sale of 48% of National Beef to Marfrig Global Foods S.A. ("Marfrig"), reducing our then ownership in National Beef from 79% to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and accounted for our remaining 31% interest in National Beef under the equity method of accounting. We classified the results of National Beef prior to June 5, 2018 as discontinued operations in the Consolidated Statements of Operations. See Note 26 for more information. On November 29, 2019, we sold our remaining 31% equity interest in National Beef to Marfrig and other shareholders and received a total of $970.0 million in cash, including $790.6 million of proceeds and $179.4 million from final distributions from National Beef around the time of the sale. The pre-tax gain recognized as a result of this transaction, $205.0 million for the twelve months ended November 30, 2019, is classified as Other revenue. As of November 30, 2019, we no longer hold an equity interest in National Beef.

Prior to October 11, 2019, we owned approximately 15% of Spectrum Brands, a publicly traded global consumer products company on the NYSE (NYSE: SPB), and we reflected this investment at fair value based on quoted market prices. We distributed all of our 7,514,477 Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to our stockholders of record as of the close of business on September 30, 2019.

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares and warrants. If all of our convertible preferred stock was converted and warrants exercised, it would increase our ownership to approximately 56% of Linkem's common equity at November 30, 2020. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem launched its first 5G towers in late 2020 and plans to rapidly increase its network coverage and service offerings over the coming years as it upgrades to 5G, adds subscribers and leverages its assets. Linkem is accounted for under the equity method.

Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires, invests and monetizes non-operated working interests and royalties predominantly in the Bakken Shale oil field in North Dakota. JETX Energy is our 98% owned consolidated subsidiary that currently has non-operated working interests and acreage in east Texas.
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

Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2022 ($71.6 million principal outstanding at November 30, 2020), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM.

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

Note 2.  Significant Accounting Policies
We prepare these financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. The following represents our significant accounting policies.
Consolidation
Our policy is to consolidate all entities in which we can vote a majority of the outstanding voting stock. In addition, we consolidate entities which meet the definition of a variable interest entity ("VIE") for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. We consider special allocations of cash flows and preferences, if any, to determine amounts allocable to noncontrolling interests. All intercompany transactions and balances are eliminated in consolidation.
In situations in which we have significant influence, but not control, of an entity that does not qualify as a VIE, we apply either the equity method of accounting or fair value accounting pursuant to the fair value option election under GAAP. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies. Our subsidiaries may act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or "kick-out" rights.
Revenue Recognition Policies
Commissions and Other Fees.  All customer securities transactions are reported in the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third-parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are acting as an agent in these arrangements, netted against commission revenues in the Consolidated Statements of Operations. In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts.
Principal Transactions.  Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Operations, except for derivatives accounted for as hedges (see Hedge Accounting section, herein and Note 5). Fees received on loans carried at fair value are also recorded in Principal transactions revenues.
Investment Banking.  Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring advisory engagements, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category in the Consolidated Statements of Operations and any expenses reimbursed by clients are recognized as Investment banking revenues.
Underwriting and placement agent revenues are recognized at a point in time on trade-date. Costs associated with underwriting activities are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis in Selling, general and other expenses in the Consolidated Statements of Operations.
Asset Management Fees and Revenues. Asset management fees and revenues consist of asset management fees, as well as revenues from affiliated asset managers, which entitle us to portions of our partners' management company revenues and/or partners' profits and perpetual rights to certain defined revenues for a given revenue share period. Revenue from affiliated asset managers is recognized at the end of the defined revenue or profit share period when the revenues have been realized and all contingencies have been resolved.
Management and administrative fees are generally recognized over the period that the related service is provided. Performance fee revenue is generally recognized only at the end of the performance period to the extent that the benchmark return has been met.

Interest Revenue and Expense.  Interest expense that is deducted from Revenues to arrive at Net revenues is related to Jefferies Group's operations. Contractual interest on Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value is recognized on an accrual basis as a component of Interest income and Interest expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions revenues in the Consolidated Statements of Operations rather than as a component of interest income or expense. Interest on short- and long-term borrowings is accounted for on an accrual basis, except for those for which we have elected the fair value option, with related interest recorded as Interest expense. Discounts/premiums arising on long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. Interest revenue related to Securities borrowed and Securities purchased under agreements to resell activities and interest expense related to Securities loaned and Securities sold under agreements to repurchase activities are recognized on an accrual basis. In addition, we recognize interest income as earned on brokerage customer margin balances and interest expense as incurred on credit balances.

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
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies LLC, which is a wholly-owned subsidiary of Jefferies Group, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets. In addition, certain exchange and/or clearing organizations require cash and/or securities to be deposited by us to conduct day to day activities.
Financial Instruments and Fair Value
Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. These instruments primarily represent our trading activities and include both cash and derivative products. Gains and losses on Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value are recognized in Principal transactions revenues in the Consolidated Statements of Operations. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities at the reported date. Valuation adjustments and block discounts are not applied to Level 1 instruments.

Level 2:	Pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable at the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments for which fair values have been derived using model inputs that are directly observable in the market, or can be derived principally from, or corroborated by, observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:	Instruments that have little to no pricing observability at the reported date. These financial instruments are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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
Loans to and Investments in Associated Companies
Loans to and investments in associated companies include investments in private equity and other operating entities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such investments. Loans to and investments in associated companies are accounted for using the equity method. See Note 9 for additional information regarding certain of these investments.
Under the equity method of accounting, our share of the investee's underlying net income or loss is recorded as Income (loss) related to associated companies, or as part of Other revenues if such investees are considered to be an extension of our business.  Income (loss) for investees for which the fair value option was elected is reported as Principal transactions revenues.
Receivables
At November 30, 2020 and 2019, Receivables include receivables from brokers, dealers and clearing organizations of $4,161.8 million and $3,011.0 million, respectively, and receivables from customers of securities operations of $1,286.9 million and $1,490.9 million, respectively.
Our subsidiary, Foursight Capital, had auto loan receivables of $694.2 million and $741.2 million at November 30, 2020 and 2019, respectively. Of these amounts, $532.4 million and $621.2 million at November 30, 2020 and 2019, respectively, were in securitized vehicles. See Notes 7 and 8 for additional information on Foursight Capital's securitization activities. Based primarily on Beacon credit scores, Foursight Capital classifies its auto loan receivables as prime, near-prime and sub-prime based on the perceived credit risk at origination and generally considers prime receivables as those with a Beacon score of 680 and above, near-prime with scores between 620 and 679 and sub-prime with scores below 620. The credit quality classification at November 30, 2020 and 2019 was approximately 14% and 15% prime, 54% and 53% near-prime and 32% and 32% sub-prime, respectively.

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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively "repos") are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. We earn and incur interest over the term of the repo, which is reflected in Interest revenue and Interest expense in the Consolidated Statements of Operations on an accrual basis. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis by counterparty, where permitted by GAAP. The fair value of the underlying securities is monitored daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.
Offsetting of Derivative Financial Instruments and Securities Financing Agreements

To manage exposure to credit risk associated with derivative activities and securities financing transactions, we may enter into International Swaps and Derivative Association, Inc. ("ISDA") master netting agreements, master securities lending agreements, master repurchase agreements or similar agreements and collateral arrangements with counterparties. A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third-party. Under our ISDA master netting agreements, we typically also execute credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted by or paid to a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex.
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
We are also a party to clearing agreements with various central clearing parties. Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open contracts or transactions. See Notes 5 and 6 for further information.

Hedge Accounting
Hedge accounting is applied using interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate senior long-term debt. The interest rate swaps are included as derivative contracts in Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value in the Consolidated Statements of Financial Condition. We use regression analysis to perform ongoing prospective and retrospective assessments of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the change in fair value of the interest rate swap and the change in the fair value of the long-term debt due to changes in the benchmark interest rate offset within a range of 80% to 125%. The impact of valuation adjustments related to Jefferies Group's own credit spreads and counterparty credit spreads are included in the assessment of effectiveness.

For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative and the change in fair value of the long-term debt provide offset of one another and, together with any resulting ineffectiveness, are recorded in Interest expense.

We seek to reduce the impact of fluctuations in foreign exchange rates on our net investments in certain non-U.S. operations through the use of foreign exchange contracts. The foreign exchange contracts are included as derivative contracts in Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value in the Consolidated Statements of Financial Condition. For foreign exchange contracts designated as hedges, the effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts (i.e., based on changes in forward rates). For qualifying net investment hedges, all gains or losses on the hedging instruments are included in Accumulated other comprehensive income (loss).

See Note 5 for further information.
Other Investments
At November 30, 2020 and 2019, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $90.2 million and $172.8 million, respectively. Impairments recognized on these investments were $20.4 million, $5.5 million and $0.2 million during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively. Realized gains of $2.1 million, $13.8 million and $0.2 million were recognized on these investments during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively. There were no unrealized gains or losses recognized on these investments during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018.

Capitalization of Interest

In connection with the acquisition of HomeFed in 2019, we began capitalizing interest on qualifying real estate assets. During the twelve months ended November 30, 2020 and 2019, capitalized interest of $8.6 million and $6.2 million, respectively, was allocated among all of HomeFed's projects that are currently under development.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.
Lease Accounting
We adopted the Financial Accounting Standards Board ("FASB") guidance on leases on December 1, 2019. These lease policy updates were applied using a modified retrospective approach. Reported financial information for the historical comparable periods were not revised and continues to be reported under the accounting standards in effect during the historical periods.

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

The discount rates used in determining the present value of leases represent our collateralized borrowing rate considering each lease's term and currency of payment. The lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain leases have renewal options that can be exercised at the discretion of the Company. Lease expense is generally recognized on a straight-line basis over the lease term and included in Selling, general and other expenses in the Consolidated Statement of Operations. See Note 13 for further information.

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
Substantially all of our operating businesses sell products or services that are impacted by general economic conditions in the U.S. and to a lesser extent internationally. A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated by our operations and investments. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset groups used to generate those cash flows in subsequent reporting periods, particularly for those with large investments in intangible assets, property and equipment and other long-lived assets (for example, Jefferies Group, manufacturing and oil and gas production and development), impairment charges would have to be recorded.
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
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances occur indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If we conclude otherwise, we are required to perform a quantitative impairment test. Fair value will be determined using valuation techniques consistent with what a market participant would use. All of our indefinite-lived intangible assets were recognized in connection with the Jefferies Group acquisition, and our annual impairment testing date for these assets is August 1.
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
At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the reporting unit's goodwill. The fair values will be based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. Our annual goodwill impairment testing date related to the Investment Banking and Capital Markets and Asset Management segments is as of August 1. Our annual impairment testing date for all other operations is November 30.
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
Payables, expense accruals and other liabilities
At November 30, 2020 and 2019, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $3,325.8 million and $2,621.7 million, respectively, and payables to customers of securities operations of $4,249.7 million and $3,808.6 million, respectively.
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of the relevant period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Accumulated other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) and classified as Accumulated other comprehensive income (loss) in the Consolidated Statements of Financial

Condition and Consolidated Statements of Changes in Equity. Gains or losses resulting from Jefferies Group's foreign currency transactions are included in Principal transactions revenues in the Consolidated Statements of Operations.
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
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earnings per share. Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, we calculate basic and diluted earnings per share under the two-class method. RSUs granted under the senior executive compensation plan are not considered participating securities as the rights to dividend equivalents are forfeitable. See Note 15 for more information regarding the senior executive compensation plan.
Securitization Activities
We engage in securitization activities related to corporate loans, consumer loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Transfers of financial assets to secured funding vehicles are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized in Principal transactions revenues in the Consolidated Statements of Operations. When a transfer of assets does not meet the criteria of a sale, the transfer is accounted for as a secured borrowing in Financial instruments owned, at fair value and we continue to recognize the assets of a secured borrowing, and recognize the associated financing in Other secured financings in the Consolidated Statements of Financial Condition.
Another of our subsidiaries utilizes special purpose entities to securitize automobile loans receivables. These special purpose entities are VIEs and our subsidiary is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statements of Financial Condition. These secured borrowings do not have recourse to our subsidiary's general credit.
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
We recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control. We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period. For further information, see Note 22.
Supplemental Cash Flow Information

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
	(In thousands)
Cash paid during the year for:
Interest, net of amounts capitalized	$1,080,368	$1,563,152	$1,377,781
Income tax payments (refunds), net	$25	$24,587	$37,559
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
During the twelve months ended November 30, 2019, we had $451.1 million in non-cash financing activities related to our distribution of all of our Spectrum Brands shares through a special pro rata dividend to our stockholders.
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
Note 3.  Accounting Developments
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

Reference Rate Reform. In March 2020, the FASB issued new guidance which provides optional exceptions for applying GAAP to contracts, hedge accounting relationships or other transactions affected by reference rate reform. We adopted the guidance on September 1, 2020 and the adoption had no impact on our consolidated financial statements.

Accounting Developments - Accounting Standards to be Adopted in Future Periods

Financial Instruments - Credit Losses. In June 2016, the FASB issued new guidance which provides for estimating credit losses on financial assets measured at amortized cost by introducing an approach based on expected losses over the financial asset's entire life, recorded at inception or purchase. We adopted the new credit loss guidance on December 1, 2020 and applied a modified retrospective approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition on December 1, 2020, the new accounting guidance's adoption resulted in an increase in the allowance for credit losses of $26.5 million with a corresponding decrease in retained earnings of $19.9 million, net of tax. The increase is primarily attributable to a $30.1 million increase in the allowance for credit losses in Foursight Capital's portfolio of held to maturity auto finance receivables. Foursight Capital estimates expected credit losses on its portfolio using analysis of historical portfolio performance data as well as external economic factors that management considers to be relevant to the credit losses expected in the portfolio. This is partially offset by a $3.6 million decrease in the allowance for credit losses at Jefferies Group that is attributable to applying a revised provisioning methodology based on historical loss experience for its investment banking fee receivables.

We have determined expected credit losses to be immaterial upon adoption for our other financial instruments within the scope of the guidance. A significant portion of our financial instruments within the scope of the guidance represent secured financing receivables (reverse repurchase, secured borrowing, and margin loan agreements) that are substantially collateralized. For our secured financing receivables, we have concluded that the impact upon adoption was immaterial because the contractual collateral maintenance provisions require that the counterparty continually adjust the amount of collateralization securing the credit exposure on these contracts. Collateralization levels for our secured financing receivables are initially established based upon the counterparty, the type of acceptable collateral that is monitored daily and adjusted to mitigate the potential of any credit losses. For the remaining financial instruments within the guidance's scope, the expected credit losses were also determined to be immaterial considering the counterparty's credit quality, an insignificant history of credit losses, or the short-term nature of the credit exposures.

Goodwill. In January 2017, the FASB issued new guidance which simplifies goodwill impairment testing. We adopted the guidance in the first quarter of fiscal 2021 and the adoption did not have a material impact on our consolidated financial statements.

Defined Benefit Plans. In August 2018, the FASB issued new guidance to improve the effectiveness of disclosure requirements on defined benefit pension plans and other post-retirement plans. We adopted the guidance in the first quarter of fiscal 2021 and the adoption did not have a material impact on our consolidated financial statements.

Internal-Use Software. In August 2018, the FASB issued new guidance which amends the definition of a hosting arrangement and requires that the customer in a hosting arrangement that is a service contract capitalize certain implementation costs as if the arrangement was an internal-use software project. We adopted the guidance in the first quarter of fiscal 2021 and elected to apply the guidance prospectively to implementation costs incurred after the adoption date. The adoption did not have an impact on our consolidated financial statements on the adoption date.

Consolidation. In October 2018, the FASB issued new guidance which requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. We adopted the guidance in the first quarter of fiscal 2021 and the adoption did not have a material impact on our consolidated financial statements.

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

Note 4.  Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $965.4 million and $586.9 million at November 30, 2020 and 2019, respectively, by level within the fair value hierarchy (in thousands):

	November 30, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,475,887	$58,159	$75,904	$—	$2,609,950
Corporate debt securities	—	2,954,236	23,146	—	2,977,382
Collateralized debt obligations and collateralized loan obligations	—	64,155	17,972	—	82,127
U.S. government and federal agency securities	2,840,025	91,653	—	—	2,931,678
Municipal securities	—	453,881	—	—	453,881
Sovereign obligations	1,962,346	591,342	—	—	2,553,688
Residential mortgage-backed securities	—	1,100,849	21,826	—	1,122,675
Commercial mortgage-backed securities	—	736,291	2,003	—	738,294
Other asset-backed securities	—	103,611	79,995	—	183,606
Loans and other receivables	—	2,610,746	134,636	—	2,745,382
Derivatives	1,523	2,013,942	21,678	(1,556,136)	481,007
Investments at fair value	—	6,122	213,946	—	220,068
FXCM term loan	—	—	59,455	—	59,455
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$7,279,781	$10,784,987	$650,561	$(1,556,136)	$17,159,193

Loans to and investments in associated companies	$—	$8,603	$40,185	$—	$48,788
Securities received as collateral, at fair value	$7,517	$—	$—	$—	$7,517

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,046,441	$9,046	$4,434	$—	$2,059,921
Corporate debt securities	—	1,237,631	141	—	1,237,772
U.S. government and federal agency securities	2,609,660	—	—	—	2,609,660
Sovereign obligations	1,050,771	624,740	—	—	1,675,511
Residential mortgage-backed securities	—	477	—	—	477
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,776,446	16,635	—	1,793,081
Derivatives	551	2,391,556	47,695	(1,798,659)	641,143
Total financial instruments sold, not yet purchased, at fair value	$5,707,423	$6,039,896	$68,940	$(1,798,659)	$10,017,600

Short-term borrowings	$—	$5,067	$—	$—	$5,067
Other secured financings	$—	$—	$1,543	$—	$1,543
Long-term debt	$—	$1,036,217	$676,028	$—	$1,712,245
Obligation to return securities received as collateral, at fair value	$7,517	$—	$—	$—	$7,517

	November 30, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,507,164	$218,403	$58,426	$—	$2,783,993
Corporate debt securities	—	2,472,245	7,490	—	2,479,735
Collateralized debt obligations and collateralized loan obligations	—	124,225	28,788	—	153,013
U.S. government and federal agency securities	2,101,624	158,618	—	—	2,260,242
Municipal securities	—	742,326	—	—	742,326
Sovereign obligations	1,330,026	1,405,827	—	—	2,735,853
Residential mortgage-backed securities	—	1,069,066	17,740	—	1,086,806
Commercial mortgage-backed securities	—	424,060	6,110	—	430,170
Other asset-backed securities	—	303,847	42,563	—	346,410
Loans and other receivables	—	2,460,551	114,080	—	2,574,631
Derivatives	2,809	1,833,907	14,889	(1,433,197)	418,408
Investments at fair value	—	32,688	205,412	—	238,100
FXCM term loan	—	—	59,120	—	59,120
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$5,941,623	$11,245,763	$554,618	$(1,433,197)	$16,308,807

Securities purchased under agreements to resell	$—	$—	$25,000	$—	$25,000
Securities received as collateral, at fair value	$9,500	$—	$—	$—	$9,500

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,755,601	$7,438	$4,487	$—	$2,767,526
Corporate debt securities	—	1,471,142	340	—	1,471,482
U.S. government and federal agency securities	1,851,981	—	—	—	1,851,981
Sovereign obligations	1,363,475	941,065	—	—	2,304,540
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,600,228	9,463	—	1,609,691
Derivatives	871	2,066,455	92,057	(1,632,178)	527,205
Total financial instruments sold, not yet purchased, at fair value	$5,971,928	$6,086,328	$106,382	$(1,632,178)	$10,532,460

Short-term borrowings	$—	$20,981	$—	$—	$20,981
Long-term debt	$—	$735,216	$480,069	$—	$1,215,285
Obligation to return securities received as collateral, at fair value	$9,500	$—	$—	$—	$9,500
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
•Equity Warrants:  Non-exchange-traded equity warrants are measured primarily from observed prices on recently executed market transactions and broker quotations and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and can be measured using third-party valuation services or the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

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

Municipal Securities

Municipal securities are measured based on quoted prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size and are generally categorized within Level 2 of the fair value hierarchy.

Sovereign Obligations

Sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. Sovereign government obligations, with consideration given to the country of issuance, are generally categorized within Level 1 or Level 2 of the fair value hierarchy.

Residential Mortgage-Backed Securities

•Agency Residential Mortgage-Backed Securities:  Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and principal-only and interest-only (including inverse interest-only) securities. Agency residential mortgage-backed securities are generally measured using recent transactions, pricing data from external pricing services or expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral and are categorized within Level 2 or Level 3 of the fair value hierarchy. We use prices observed from recently executed transactions to develop market-clearing spread and yield assumptions. Valuation inputs with regard to the underlying collateral incorporate factors such as weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer and weighted average loan age.
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

Loans and Other Receivables

•Corporate Loans:  Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market consensus pricing service quotations. Where available, market price quotations from external pricing services are reviewed to ensure they are supported by transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on price quotations that are considered to be less transparent, for example, derived using market prices for debt securities of the same creditor and estimates of future cash flows incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer's capital structure.
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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments
November 30, 2020
Equity Long/Short Hedge Funds (2)	$328,096	$—
Equity Funds (3)	33,221	12,408
Commodity Fund (4)	17,747	—
Multi-asset Funds (5)	561,236	—
Other Funds (6)	25,084	5,000
Total	$965,384	$17,408

November 30, 2019
Equity Long/Short Hedge Funds (2)	$291,593	$—
Equity Funds (3)	44,576	14,621
Commodity Fund (4)	16,025	—
Multi-asset Funds (5)	234,583	—
Other Funds (6)	157	—
Total	$586,934	$14,621
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At both November 30, 2020 and 2019, approximately 94% of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption in the first 36 months after acquisition. At both November 30, 2020 and 2019, approximately 6% of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to eight years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At November 30, 2020 and 2019, investments representing approximately 57% and 5%, respectively, of the fair value of investments in this category are redeemable monthly with 30 or 60 days prior written notice.
(6)At November 30, 2020, this category primarily includes an investment in a fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments. These investments are redeemable quarterly with 90 days prior written notice. At both November 30, 2020 and 2019, this category also includes investments in a fund of funds that invests in various private equity funds that are managed by us and have no redemption provisions. Investments in the fund of funds are gradually being liquidated, however, the timing of when the proceeds will be received is uncertain.

Investments at fair value also include our investment in WeWork. We invested $9.0 million in WeWork in 2013 and currently own less than 1% of WeWork. Our interest in WeWork is reflected in Financial instruments owned, at fair value of $10.8 million and $53.8 million at November 30, 2020 and 2019, respectively.

Investment in FXCM

Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2022 ($71.6 million principal outstanding at November 30, 2020), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Securities Received as Collateral and Obligations to Return Securities Received as Collateral

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

Short-term Borrowings and Long-term Debt

Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized within Level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, equity-linked notes, constant maturity swap, digital and Bermudan structured notes. These are valued using various valuation models that incorporate Jefferies Group's own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy, where market trades have been observed during the period of model pricing is available, otherwise the notes are categorized within Level 3.

Nonrecurring Fair Value Measurements
HomeFed has a 49% membership interest in the RedSky JZ Fulton Investors ("RedSky JZ Fulton Mall") joint venture, which owns a property in Brooklyn, New York. The property consists of 14 separate tax lots, divided into two development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights. During the three months ended February 29, 2020, difficulties were encountered with attempts to refinance debt within the investment. We viewed this, combined with a softening of the Brooklyn, New York real estate market during the quarter, as a triggering event and evaluated HomeFed's equity method investment in RedSky JZ Fulton Mall to determine if there was an impairment. In connection with this evaluation, we obtained an appraisal which reflected a reduction in the value of the investment in comparison to an earlier appraisal obtained shortly before the beginning of the quarter. The appraisal was based off of Level 3 inputs consisting of prices of comparable properties and the appraisal indicated that the value of the property was worth less than the debt outstanding. HomeFed recorded an impairment charge of $55.6 million within Income (loss) related to associated companies during the first quarter of 2020, which represented all of its carrying value in the joint venture.

Due to a decline in oil and gas prices during the first quarter of 2020, JETX Energy performed an impairment analysis for its oil and gas properties in the East Eagle Ford. JETX Energy first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of February 29, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the proven properties. As the undiscounted future net cash flows were lower than the carrying value, JETX Energy then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, JETX Energy used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of JETX Energy's proven oil and gas properties in the East Eagle Ford totaled $9.6 million, which was $33.0 million lower than the carrying value as of the end of first quarter of 2020. As a result, an impairment charge of $33.0 million was recorded in Selling, general and other expenses during the first quarter of 2020.

Due to a decline in oil and gas prices during the second quarter of 2020, Vitesse Energy Finance performed impairment analyses on its proven oil and gas properties in the Denver-Julesburg Basin ("DJ Basin") of Wyoming and Colorado and the Bakken Shale oil field in North Dakota. Vitesse Energy Finance first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of May 31, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the oil and gas properties. No impairment of the Bakken Shale oil field assets was necessary as the undiscounted future net cash flows significantly exceeded the carrying value of these assets. As undiscounted future net cash flows were lower than the carrying value of the DJ Basin properties, Vitesse Energy Finance then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, Vitesse Energy Finance used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of Vitesse Energy Finance's proven oil and gas properties in the DJ Basin totaled $26.8 million, which was $13.2 million lower than the carrying value as of the end of the second quarter of 2020. As a result, an impairment charge of $13.2 million was recorded in Selling, general and other expenses during the second quarter of 2020.

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

As discussed further in Note 9, during the fourth quarter of 2018, we recorded an impairment charge of $62.1 million related to the equity component of our investment in FXCM, which was based on updated expectations that had been impacted by the then revised regulations of the European Securities Market Authority and dampened operating results. We engaged an independent valuation firm to assist management in estimating the fair value of our equity investment in FXCM. Our fourth quarter estimate of fair value was based on a discounted cash flow analysis and is categorized within Level 3 of the fair value hierarchy. The discounted cash flow valuation model used inputs including management's projections of future FXCM cash flows and a discount rate of 18.5%. The estimated fair value of our equity investment in FXCM was $75.0 million, which was $62.1 million lower than our carrying value. As a result, an impairment charge of $62.1 million was recorded in Income (loss) related to associated companies in the fourth quarter of 2018.

Level 3 Rollforwards

The following is a summary of changes in the fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the twelve months ended November 30, 2020 (in thousands):

Twelve Months Ended November 30, 2020
	Balance, November 30, 2019	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, November 30, 2020	Changes in unrealized gains/losses included in earnings relating to instruments still held at November 30, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$58,426	$(4,086)	$31,885	$(37,706)	$—	$—	$27,385	$75,904	$(652)
Corporate debt securities	7,490	83	1,607	(391)	(602)	—	14,959	23,146	(270)
CDOs and CLOs	28,788	(3,821)	10,913	(14,389)	(5,201)	—	1,682	17,972	(17,212)
Residential mortgage-backed securities	17,740	(934)	7,887	(969)	(1,053)	—	(845)	21,826	(599)
Commercial mortgage-backed securities	6,110	(827)	393	(1,856)	(1,787)	—	(30)	2,003	(295)
Other asset-backed securities	42,563	(3,848)	69,701	(1,638)	(43,072)	—	16,289	79,995	(5,945)
Loans and other receivables	114,080	(12,341)	123,485	(36,929)	(57,455)	—	3,796	134,636	(11,153)
Investments at fair value	205,412	(31,666)	55,836	(167)	(17,298)	—	1,829	213,946	(33,514)
FXCM term loan	59,120	335	—	—	—	—	—	59,455	335
Loans to and investments in associated companies	—	5,497	—	—	—	—	34,688	40,185	5,497
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,487	$456	$(513)	$—	$—	$—	$4	$4,434	$(81)
Corporate debt securities	340	(268)	(325)	394	—	—	—	141	27
Commercial mortgage-backed securities	35	—	—	35	—	—	(35)	35	—
Loans	9,463	(520)	(6,061)	13,851	—	—	(98)	16,635	360
Net derivatives (2)	77,168	(40)	(7,446)	19,376	(2,216)	—	(60,825)	26,017	(1,805)
Other secured financings	—	(2,475)	—	—	—	4,018	—	1,543	2,475
Long-term debt (1)	480,069	84,930	—	—	(57,088)	248,718	(80,601)	676,028	(51,567)

(1)Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes within long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at November 30, 2020 were losses of $33.4 million.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the twelve months ended November 30, 2020

During the twelve months ended November 30, 2020, transfers of assets of $88.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•Corporate equity securities of $32.5 million, other asset-backed securities of $23.0 million, corporate debt securities of $18.0 million and loans and other receivables of $10.9 million due to reduced pricing transparency.

During the twelve months ended November 30, 2020, transfers of assets into Level 3 also include $34.7 million related to loans to and investments in associated companies.

During the twelve months ended November 30, 2020, transfers of assets of $24.7 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $7.1 million, other asset-backed securities of $6.8 million, corporate equity securities of $5.1 million and corporate debt securities of $3.0 million due to greater pricing transparency supporting classification into Level 2.

During the twelve months ended November 30, 2020, transfers of liabilities of $1.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans of $1.8 million due to reduced pricing transparency.

During the twelve months ended November 30, 2020, transfers of liabilities of $143.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $80.6 million and net derivatives of $60.8 million due to greater market and pricing transparency.

Net losses on Level 3 assets were $51.6 million and net losses on Level 3 liabilities were $82.1 million for the twelve months ended November 30, 2020. Net losses on Level 3 assets were primarily due to a decreased market values of investments at fair value and loans and other receivables, partially offset by increased valuations of loans to and investments in associated companies. Net losses on Level 3 liabilities were primarily due to increased market valuations of certain structured notes within long-term debt, partially offset by decreased values of other secured financings.

The following is a summary of changes in the fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the twelve months ended November 30, 2019 (in thousands):

Twelve Months Ended November 30, 2019
	Balance, November 30, 2018	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, November 30, 2019	Changes in unrealized gains/losses included in earnings relating to instruments still held at November 30, 2019 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$52,192	$(11,407)	$69,065	$(28,159)	$(18,208)	$—	$(5,057)	$58,426	$(13,848)
Corporate debt securities	9,484	(4,860)	8,900	(13,854)	(379)	—	8,199	7,490	(6,176)
CDOs and CLOs	36,105	(514)	49,658	(38,147)	(12,494)	—	(5,820)	28,788	(2,330)
Residential mortgage-backed securities	19,603	(1,669)	1,954	(2,472)	(152)	—	476	17,740	(530)
Commercial mortgage-backed securities	10,886	(2,888)	206	(2,346)	(5,317)	—	5,569	6,110	(2,366)
Other asset-backed securities	53,175	433	104,097	(73,335)	(51,374)	—	9,567	42,563	(98)
Loans and other receivables	46,985	(4,507)	106,965	(48,350)	(5,788)	—	18,775	114,080	(2,321)
Investments at fair value	396,254	(183,480)	11,236	(28,749)	—	—	10,151	205,412	(180,629)
FXCM term loan	73,150	(8,139)	1,500	—	(7,391)	—	—	59,120	(8,139)
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$—	$(2,649)	$(4,322)	$11,458	$—	$—	$—	$4,487	$1,928
Corporate debt securities	522	(381)	(457)	—	(524)	—	1,180	340	383
Commercial mortgage-backed securities	—	35	—	—	—	—	—	35	35
Loans	6,376	(1,382)	(2,573)	6,494	—	—	548	9,463	1,382
Net derivatives (2)	21,614	(21,452)	(4,323)	36,144	2,227	—	42,958	77,168	12,098
Long-term debt (1)	200,745	(18,662)	—	—	(11,250)	348,275	(39,039)	480,069	29,656

(1)Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes within long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at November 30, 2019 were losses of $11.0 million.
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

Analysis of Level 3 Assets and Liabilities for the twelve months ended November 30, 2019

During the twelve months ended November 30, 2019, transfers of assets of $68.6 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•Loans and other receivables of $27.4 million, other asset-backed securities of $12.1 million, investments at fair value of $10.2 million, corporate debt securities of $8.9 million, commercial mortgage-backed securities of $5.6 million and CDOs and CLOs of $3.0 million due to reduced pricing transparency.

During the twelve months ended November 30, 2019, transfers of assets of $26.7 million from Level 3 to Level 2 are primarily attributed to:
•CDOs and CLOs of $8.8 million, loans and other receivables of $8.6 million, corporate equity securities of $6.0 million and other asset-backed securities of $2.6 million due to greater pricing transparency supporting classification into Level 2.

During the twelve months ended November 30, 2019, there were transfers of net derivatives of $57.2 million from Level 2 to Level 3 due to reduced observability of inputs and market data. Transfers of net derivatives from Level 3 to Level 2 were $14.3 million for the twelve months ended November 30, 2019 due to greater observability of inputs and market data.

During the twelve months ended November 30, 2019, there were transfers of structured notes within long-term debt of $22.6 million from Level 2 to Level 3 due to reduced market transparency. Transfers of structured notes within long-term debt from Level 3 to Level 2 were $61.7 million for the twelve months ended November 30, 2019 due to greater market transparency.

Net losses on Level 3 assets were $217.0 million and net gains on Level 3 liabilities were $44.5 million for the twelve months ended November 30, 2019. Net losses on Level 3 assets were primarily due to a decreased valuation of investments at fair value, corporate equity securities, loans and other receivables, corporate debt securities, commercial mortgage-backed securities, CDOs and CLOs and our FXCM term loan. Net gains on Level 3 liabilities were primarily due to decreased market values across certain derivatives and valuations of certain structured notes within long-term debt.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the eleven months ended November 30, 2018 (in thousands):

Eleven Months Ended November 30, 2018
	Balance, December 31, 2017	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, November 30, 2018	Changes in unrealized gains/losses included in earnings relating to instruments still held at November 30, 2018 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$22,270	$24,914	$31,669	$(22,759)	$(3,977)	$—	$75	$52,192	$23,665
Corporate debt securities	26,036	(439)	10,352	(23,364)	(1,679)	—	(1,422)	9,484	(2,606)
CDOs and CLOS	42,184	(16,258)	356,650	(353,330)	(10,247)	—	17,106	36,105	(9,495)
Residential mortgage-backed securities	26,077	(6,970)	3,118	(12,816)	(513)	—	10,707	19,603	521
Commercial mortgage-backed securities	12,419	(2,186)	1,436	(471)	(16,624)	—	16,312	10,886	(4,000)
Other asset-backed securities	61,129	(9,934)	706,846	(677,220)	(27,641)	—	(5)	53,175	(5,283)
Loans and other receivables	47,304	(5,137)	149,228	(130,832)	(15,311)	—	1,733	46,985	(8,457)
Investments at fair value	329,944	76,636	9,798	(17,570)	—	—	(2,554)	396,254	76,042
FXCM term loan	72,800	18,616	—	—	(18,266)	—	—	73,150	7,723

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$48	$—	$—	$—	$—	$—	$(48)	$—	$—
Corporate debt securities	522	—	—	—	—	—	—	522	—
Commercial mortgage-backed securities	105	(105)	—	—	—	—	—	—	—
Loans	3,486	84	(4,626)	7,432	—	—	—	6,376	(28)
Net derivatives (2)	6,746	(3,237)	(17)	14,920	(1,335)	—	4,537	21,614	(646)
Long-term debt (1)	—	(30,347)	—	—	—	84,860	146,232	200,745	10,951

(1)Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes within long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at November 30, 2018 were gains of $19.4 million.
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
•Commercial mortgage-backed securities of $16.3 million, residential mortgage-backed securities of $15.3 million and CDOs and CLOs of $17.3 million due to reduced pricing transparency.

During the eleven months ended November 30, 2018, transfers of assets of $12.3 million from Level 3 to Level 2 are attributed to:
•Residential mortgage-backed securities of $4.6 million, corporate debt securities of $3.6 million and corporate equity securities of $2.9 million due to greater pricing transparency supporting classification into Level 2.

During the eleven months ended November 30, 2018, there were transfers of structured notes within long-term debt of $146.2 million from Level 2 to Level 3 due to reduced market transparency.

Net gains on Level 3 assets were $79.2 million and net gains on Level 3 liabilities were $33.6 million for the eleven months ended November 30, 2018. Net gains on Level 3 assets were primarily due to increased valuations of investments at fair value and our FXCM term loan, and increased market values in corporate equity securities, partially offset by decreased valuations of CDOs and CLOs, other asset-backed securities, residential mortgage-backed securities and certain loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes within long-term debt.

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

November 30, 2020
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$75,409
Non-exchange-traded securities		Market approach	Price	$1	to	$213	$86
			EBITDA multiple	4.0	to	8.0	5.7

Corporate debt securities	$23,146	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	20%	to	44%	30%

CDOs and CLOs	$17,972	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	to	30%	26%
			Discount rate/yield	14%	to	28%	20%
		Scenario analysis	Estimated recovery percentage	2%	to	34%	23%

Residential mortgage- backed securities	$21,826	Discounted cash flows	Cumulative loss rate	2%	to	3%	3%
			Loss severity	35%	to	50%	36%
			Duration (years)	2.0 years	to	12.9 years	5.1 years
			Discount rate/yield	3%	to	12%	4%

Other asset-backed securities	$67,816	Discounted cash flows	Cumulative loss rate	1%	to	28%	11%
			Loss severity	50%	to	85%	54%
			Duration (years)	0.2 years	to	2.1 years	1.3 years
			Discount rate/yield	1%	to	16%	9%
		Market approach	Price	$100			—

Loans and other receivables	$76,049	Market approach	Price	$31	to	$100	$84
		Scenario analysis	Estimated recovery percentage	19%	to	100%	52%

Derivatives	$19,951
Equity options		Volatility benchmarking	Volatility	47%			—
Interest rate swaps		Market approach	Basis points upfront	1.2	to	8.0	4.8

Investments at fair value	$96,906
Private equity securities		Market approach	Price	$1	to	$169	$29
		Scenario analysis	Estimated recovery percentage	17%			—
			Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$59,455
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.2 years	1.2 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$40,185	Market approach	Underlying stock price	$778	to	$805	$792
			Underlying stock price	€15	to	€19	€16
			Volatility	25%	to	55%	30%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,434	Market approach	Price	$1			—

Corporate debt securities	$141	Scenario analysis	Estimated recovery percentage	20%			—

Loans	$16,635	Market approach	Price	$31	to	$99	$55

Derivatives	$46,971
Equity options		Volatility benchmarking	Volatility	33%	to	50%	42%
Interest rate swaps		Market approach	Basis points upfront	1.2	to	8.0	5.4

Other secured financings	$1,543	Scenario analysis	Estimated recovery percentage	19%	to	55%	45%

Long-term debt
Structured notes	$676,028	Market approach	Price	$100			—
			Price	€76	to	€113	€99

November 30, 2019
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$29,017
Non-exchange traded securities		Market approach	Price	$1	to	$140	$55
			Underlying stock price	$3	to	$5	$4

Corporate debt securities	$7,490	Scenario analysis	Estimated recovery percentage	23%	to	85%	46%
			Volatility	44%			—
			Credit spread	750			—
			Underlying stock price	£0.4			—

CDOs and CLOs	$28,788	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	1%	to	2%	2%
			Loss severity	25%	to	37%	29%
			Discount rate/yield	12%	to	21%	15%
		Scenario analysis	Estimated recovery percentage	3.25%	to	36.5%	25%

Residential mortgage-backed securities	$17,740	Discounted cash flows	Cumulative loss rate	2%			—
			Duration (years)	6.3 years			—
			Discount rate/yield	3%			—

Commercial mortgage-backed securities	$6,110	Discounted cash flows	Cumulative loss rate	7.3%			—
			Duration (years)	0.2 years			—
			Discount rate/yield	85%			—
		Scenario analysis	Estimated recovery percentage	44%			—

Other asset-backed securities	$42,563	Discounted cash flows	Cumulative loss rate	7%	to	31%	16%
			Duration (years)	0.5 years	to	3 years	1.5 years
			Discount rate/yield	7%	to	15%	11%

Loans and other receivables	$112,574	Market approach	Price	$36	to	$100	$90
		Scenario analysis	Estimated recovery percentage	87%	to	104%	99%
		Discounted cash flows	Term based on the pay off (years)	0 months	to	0.1 years	0.1 years

Derivatives	$13,826
Interest rate swaps		Market approach	Basis points upfront	0	to	16	6
Unfunded commitments			Price	$88			—
Equity options		Volatility benchmarking	Volatility	45%			—

Investments at fair value	$157,504
Private equity securities		Market approach	Price	$8	to	$250	$80
		Scenario analysis	Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$59,120
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.2 years	1.2 years

Securities purchased under agreements to resell	$25,000	Market approach	Spread to 6 month LIBOR	500			—
			Duration (years)	1.5 years			—

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,487	Market approach	Transaction level	$1			—

Loans	$9,463	Market approach	Price	$50	to	$100	$88
		Scenario analysis	Estimated recovery percentage	1%			—

Derivatives	$92,057
Equity options		Volatility benchmarking	Volatility	21%	to	61%	43%
Interest rate swaps		Market approach	Basis points upfront	0	to	22	13
Cross currency swaps			Basis points upfront	2			—
Unfunded commitments			Price	$88			—

Long-term debt
Structured notes	$480,069	Market approach	Price	$84	to	$108	$96
			Price	€74	to	€103	€91

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2020 and 2019, asset exclusions consisted of $192.0 million and $79.9 million, respectively, primarily comprised of certain investments at fair value, other asset-backed securities, commercial mortgage-backed securities, certain derivatives, loans and other receivables and corporate equity securities. At November 30, 2020 and 2019, liability exclusions consisted of $0.8 million and $0.4 million, respectively, primarily comprised of certain derivatives, commercial mortgage-backed securities and corporate debt.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•Corporate equity securities, corporate debt securities, other asset-backed securities, loans and other receivables, certain derivatives, private equity securities, loans to and investments in associated companies, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, unfunded commitments, corporate debt securities, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of corporate equity securities or non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.
•Loans and other receivables, CDOs and CLOs, commercial mortgage-backed securities, corporate debt securities, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the underlying assets of the financial instrument would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.
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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on short-term borrowings, other secured financings and long-term debt measured at fair value under the fair value option (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Financial instruments owned, at fair value:
Loans and other receivables	$(25,623)	$(2,072)	$(3,856)

Financial instruments sold, not yet purchased, at fair value:
Loans	$—	$656	$(46)
Loan commitments	464	(1,089)	(739)

Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$114	$—
Other changes in fair value (2)	(48)	(863)	—

Other secured financings:
Other changes in fair value (2)	$2,475	$—	$—

Long-term debt:
Changes in instrument specific credit risk (1)	$70,201	$(20,332)	$38,064
Other changes in fair value (2)	(84,116)	(25,144)	48,748
(1)    Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of taxes.
(2)    Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings, and other secured financings measured at fair value under the fair value option (in thousands):

	November 30, 2020	November 30, 2019
Financial instruments owned, at fair value:
Loans and other receivables (1)	$1,662,647	$1,546,516
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	287,889	197,215
Long-term debt and short-term borrowings	(42,819)	74,408
Other secured financings	2,782	—

(1)Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.
(2)Amounts include all loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $30.0 million and $22.2 million at November 30, 2020 and 2019, respectively.
The aggregate fair value of our loans and other receivables on nonaccrual status and/or 90 days or greater past due was $69.7 million and $127.0 million at November 30, 2020 and 2019, respectively, which includes loans and other receivables 90 days or greater past due of $3.8 million and $24.8 million at November 30, 2020 and 2019, respectively.
As of November 30, 2018, we owned 7,514,477 common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares. The changes in the fair value of our investment in Spectrum Brands aggregated $80.0 million and $(418.8) million during the twelve months ended November 30, 2019 and the eleven months ended November 30, 2018, respectively. We distributed all of our Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to our stockholders of record as of the close of business on September 30, 2019. We recorded a $451.1 million dividend as of the September 16, 2019 declaration date, which was equal to the fair value of Spectrum Brands shares at that time.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.2 million and $35.0 million at November 30, 2020 and 2019, respectively. See Note 24 for additional information related to financial instruments not measured at fair value.

Note 5.  Derivative Financial Instruments
Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Predominantly, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. In addition, we apply hedge accounting to (1) interest rate swaps that have been designated as fair value hedges of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt, and (2) forward foreign exchange contracts designated as hedges to offset the change in the value of certain net investments in foreign operations. See Notes 4 and 22 for additional disclosures about derivative financial instruments.
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
The following tables present the fair value and related number of derivative contracts at November 30, 2020 and 2019 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2020 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$67,381	1	$6,891	1
Foreign exchange contracts:
Bilateral OTC	—	—	3,306	11
Total derivatives designated as accounting hedges	67,381		10,197

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,442	52,620	439	42,611
Cleared OTC	17,379	3,785	114,524	4,307
Bilateral OTC	626,210	1,493	317,534	466
Foreign exchange contracts:
Exchange-traded	—	—	—	180
Bilateral OTC	297,165	15,005	277,706	15,050
Equity contracts:
Exchange-traded	558,304	1,147,486	564,951	971,938
Bilateral OTC	429,304	2,374	1,125,944	2,421
Commodity contracts:
Exchange-traded	64	3,207	—	2,654
Bilateral OTC	13,190	1,556	—	—
Credit contracts:
Cleared OTC	24,696	39	26,298	31
Bilateral OTC	1,008	11	2,209	11
Total derivatives not designated as accounting hedges	1,969,762		2,429,605

Total gross derivative assets/ liabilities:
Exchange-traded	560,810		565,390
Cleared OTC	109,456		147,713
Bilateral OTC	1,366,877		1,726,699

Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(546,989)		(546,989)
Cleared OTC	(109,228)		(111,654)
Bilateral OTC	(899,919)		(1,140,016)
Net amounts in the Consolidated Statement of Financial Condition (4)	$481,007		$641,143

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2019 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$28,663	1	$—	—
Total derivatives designated as accounting hedges	28,663		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,191	65,226	103	38,464
Cleared OTC	213,224	3,329	284,433	3,443
Bilateral OTC	421,700	1,325	258,857	738
Foreign exchange contracts:
Exchange-traded	—	256	—	199
Bilateral OTC	191,218	9,257	187,836	9,187
Equity contracts:
Exchange-traded	717,494	1,714,538	962,535	1,481,388
Bilateral OTC	248,720	4,731	445,241	4,271
Commodity contracts:
Exchange-traded	—	5,524	—	4,646
Bilateral OTC	20,600	4,084	391	359
Credit contracts:
Cleared OTC	2,514	13	5,768	12
Bilateral OTC	6,281	25	14,219	28
Total derivatives not designated as accounting hedges	1,822,942		2,159,383

Total gross derivative assets/ liabilities:
Exchange-traded	718,685		962,638
Cleared OTC	244,401		290,201
Bilateral OTC	888,519		906,544

Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(688,871)		(688,871)
Cleared OTC	(222,869)		(266,900)
Bilateral OTC	(521,457)		(676,407)
Net amounts in the Consolidated Statement of Financial Condition (4)	$418,408		$527,205

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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations on a fair value hedge (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Interest rate swaps	$41,524	$56,385	$(25,539)
Long-term debt	(36,668)	(58,931)	27,363
Total	$4,856	$(2,546)	$1,824

The following table provides information related to gains (losses) on net investment hedges recognized in Net unrealized foreign exchange gains (losses), a component of Other comprehensive income (loss), in the Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Foreign exchange contracts	$(3,306)	$—	$—
Total	$(3,306)	$—	$—

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Interest rate contracts	$(52,331)	$(188,605)	$67,291
Foreign exchange contracts	2,266	(822)	226
Equity contracts	47,631	(108,961)	(267,187)
Commodity contracts	45,491	(5,630)	21,785
Credit contracts	15,218	9,147	449
Total	$58,275	$(294,871)	$(177,436)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at November 30, 2020 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$10,885	$2,305	$—	$—	$13,190
Equity options and forwards	32,766	951	16,650	(24,685)	25,682
Credit default swaps	—	750	11	—	761
Total return swaps	140,394	25,110	1,321	(2,975)	163,850
Foreign currency forwards, swaps and options	62,249	18,460	517	(5,746)	75,480
Interest rate swaps, options and forwards	80,949	168,430	204,467	(40,131)	413,715
Total	$327,243	$216,006	$222,966	$(73,537)	692,678
Cross product counterparty netting					(24,723)
Total OTC derivative assets included in Financial instruments owned, at fair value					$667,955

(1)At November 30, 2020, we held net exchange-traded derivative assets, other derivatives assets and other credit agreements with a fair value of $29.8 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At November 30, 2020, cash collateral received was $216.8 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total

Equity options and forwards	$23,278	$491,595	$119,988	$(24,685)	$610,176
Credit default swaps	—	596	1,615	—	2,211
Total return swaps	88,130	190,616	22	(2,975)	275,793
Foreign currency forwards, swaps and options	51,027	13,376	—	(5,746)	58,657
Fixed income forwards	213	—	—	—	213
Interest rate swaps, options and forwards	61,558	65,934	68,252	(40,131)	155,613
Total	$224,206	$762,117	$189,877	$(73,537)	1,102,663
Cross product counterparty netting					(24,723)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased, at fair value					$1,077,940

(1)At November 30, 2020, we held net exchange-traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $22.5 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At November 30, 2020, cash collateral pledged was $459.3 million.
(3)Derivative fair values include counterparty netting within product category.
(4)    Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At November 30, 2020, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$177,908
BBB- to BBB+	19,628
BB+ or lower	316,361
Unrated	154,058
Total	$667,955
(1)We utilize internal credit ratings determined by the Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
November 30, 2020
Credit protection sold:
Index credit default swaps	$62.0	$262.8	$—	$324.8
Single name credit default swaps	—	6.2	0.2	6.4

November 30, 2019
Credit protection sold:
Index credit default swaps	$3.0	$32.0	$—	$35.0
Single name credit default swaps	3.4	29.0	1.5	33.9
Contingent Features
Certain of Jefferies Group's derivative instruments contain provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Jefferies Group's debt was to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on the derivative instruments in liability positions. The following table presents the aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position, the collateral amounts posted or received in the normal course of business and the potential collateral we would have been required to return and/or post additionally to our counterparties if the credit-risk-related contingent features underlying these agreements were triggered (in millions).

	November 30, 2020	November 30, 2019

Derivative instrument liabilities with credit-risk-related contingent features	$284.6	$42.9
Collateral posted	(129.8)	(3.1)
Collateral received	141.4	114.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	296.2	154.0
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

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
November 30, 2020
Corporate equity securities	$1,371,978	$157,912	$7,517	$1,537,407
Corporate debt securities	369,218	1,869,844	—	2,239,062
Mortgage-backed and asset-backed securities	—	1,547,140	—	1,547,140
U.S. government and federal agency securities	14,789	7,149,992	—	7,164,781
Municipal securities	—	278,470	—	278,470
Sovereign securities	54,763	2,763,032	—	2,817,795
Loans and other receivables	—	1,392,883	—	1,392,883
Total	$1,810,748	$15,159,273	$7,517	$16,977,538

November 30, 2019
Corporate equity securities	$1,314,395	$129,558	$—	$1,443,953
Corporate debt securities	191,311	1,730,526	—	1,921,837
Mortgage-backed and asset-backed securities	—	1,745,145	—	1,745,145
U.S. government and federal agency securities	19,434	10,863,997	9,500	10,892,931
Municipal securities	—	498,202	—	498,202
Sovereign securities	—	3,016,563	—	3,016,563
Loans and other receivables	—	772,926	—	772,926
Total	$1,525,140	$18,756,917	$9,500	$20,291,557

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
November 30, 2020
Securities lending arrangements	$636,256	$59,735	$459,455	$655,302	$1,810,748
Repurchase agreements	5,510,476	1,747,526	5,019,885	2,881,386	15,159,273
Obligation to return securities received as collateral, at fair value	7,517	—	—	—	7,517
Total	$6,154,249	$1,807,261	$5,479,340	$3,536,688	$16,977,538

November 30, 2019
Securities lending arrangements	$694,821	$—	$672,969	$157,350	$1,525,140
Repurchase agreements	6,614,026	1,556,260	8,988,528	1,598,103	18,756,917
Obligation to return securities received as collateral, at fair value	—	—	9,500	$—	9,500
Total	$7,308,847	$1,556,260	$9,670,997	$1,755,453	$20,291,557
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2020 and 2019, the approximate fair value of securities received as collateral by us that may be sold or repledged was $25.9 billion and $28.7 billion, respectively. At November 30, 2020 and 2019, a substantial portion of the securities received have been sold or repledged.
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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at November 30, 2020
Securities borrowing arrangements	$6,934,762	$—	$6,934,762	$(395,342)	$(1,706,046)	$4,833,374
Reverse repurchase agreements	11,939,773	(6,843,004)	5,096,769	(412,327)	(4,578,560)	105,882
Securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517

Liabilities at November 30, 2020
Securities lending arrangements	$1,810,748	$—	$1,810,748	$(395,342)	$(1,397,550)	$17,856
Repurchase agreements	15,159,273	(6,843,004)	8,316,269	(412,327)	(7,122,422)	781,520
Obligation to return securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517

Assets at November 30, 2019
Securities borrowing arrangements	$7,624,642	$—	$7,624,642	$(361,394)	$(1,479,433)	$5,783,815
Reverse repurchase agreements	15,551,845	(11,252,247)	4,299,598	(291,316)	(3,929,977)	78,305
Securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500

Liabilities at November 30, 2019
Securities lending arrangements	$1,525,140	$—	$1,525,140	$(361,394)	$(970,799)	$192,947
Repurchase agreements	18,756,917	(11,252,247)	7,504,670	(291,316)	(6,663,807)	549,547
Obligation to return securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500

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
(3)At November 30, 2020, amounts include $4,757.8 million of securities borrowing arrangements, for which we have received securities collateral of $4,617.0 million, and $720.0 million of repurchase agreements, for which we have pledged securities collateral of $733.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2019, amounts include $5,683.4 million of securities borrowing arrangements, for which we have received securities collateral of $5,523.6 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $447.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $604.3 million and $796.8 million at November 30, 2020 and 2019, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

Note 7.  Securitization Activities
We engage in securitization activities related to corporate loans, mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities ("SPEs") and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of VIEs; however, we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 8 for additional information regarding VIEs and our determination of the primary beneficiary.
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Operations prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage-backed and other asset-backed securities or CLOs). These securities are included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy. See Notes 2 and 4 for additional information regarding fair value measurement and the fair value hierarchy.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Transferred assets	$6,556.2	$4,780.9	$7,159.3
Proceeds on new securitizations	6,556.2	4,852.8	7,165.3
Cash flows received on retained interests	26.8	48.3	48.5
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2020 and 2019.
The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30, 2020		November 30, 2019
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$562.5	$7.8	$10,671.7	$103.3
U.S. government agency commercial mortgage-backed securities	2,461.2	205.2	1,374.8	45.8
CLOs	3,345.5	39.5	3,006.7	58.4
Consumer and other loans	1,290.6	56.6	1,149.3	71.8
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

Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs. To the extent we purchased securities through these market-making activities and we are not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage-backed and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 8.

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
•Retained interests held as a result of securitization activities;
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

	November 30, 2020		November 30, 2019
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other

Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned, at fair value	—	5.2	—	0.3
Securities purchased under agreements to resell (2)	2,908.9	—	2,467.3	—
Receivables	510.6	12.9	605.6	—
Other (3)	46.4	0.1	38.7	—
Total assets	$3,465.9	$19.4	$3,111.6	$1.5

Financial instruments sold, not yet purchased, at fair value	$—	$2.5	$—	$—
Other secured financings (4)	3,425.0	—	3,068.6	—
Other liabilities (5)	1.8	0.4	20.1	0.2
Total liabilities	$3,426.8	$2.9	$3,088.7	$0.2
(1)Approximately $0.7 million of the cash amount at November 30, 2020 represents cash on deposit with related consolidated entities and is eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(3)Approximately $9.7 million of the other assets amount at November 30, 2020 represents intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $138.2 million of the other secured financings amount at November 30, 2020 is with related consolidated entities, which is eliminated in consolidation.
(5)Approximately $0.3 million and $17.7 million of the other liabilities amounts at November 30, 2020 and 2019, respectively, represent intercompany payables with related consolidated entities, which are eliminated in consolidation.

Secured Funding Vehicles.  We are the primary beneficiary of asset-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans and asset-backed securities pursuant to the terms of a master repurchase agreement. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement, which we manage, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle's debt holders.
At November 30, 2020 and 2019, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital's general credit and the assets of the VIEs are not available to satisfy any other debt. During the twelve months ended November 30, 2020, automobile loan receivables aggregating $223.3 million were securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital's two credit facilities.
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

Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
November 30, 2020
CLOs	$60.7	$0.2	$642.7	$6,849.1
Consumer loan and other asset-backed vehicles	251.6	—	377.2	2,462.7
Related party private equity vehicles	19.0	—	30.0	53.0
Other investment vehicles	899.9	—	1,042.9	15,735.5
Total	$1,231.2	$0.2	$2,092.8	$25,100.3

November 30, 2019
CLOs	$152.6	$0.6	$505.3	$7,845.0
Consumer loan and other asset-backed vehicles	358.3	—	490.6	2,354.8
Related party private equity vehicles	23.0	—	34.3	71.4
Other investment vehicles	574.0	—	766.1	9,255.0
Total	$1,107.9	$0.6	$1,796.3	$19,526.2

Our maximum exposure to loss often differs from the carrying value of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in our VIEs and is limited to the notional amounts of certain loan and equity commitments and guarantees. Our maximum exposure to loss does not include the offsetting benefit of any financial instruments that may be utilized to hedge the risks associated with our variable interests and is not reduced by the amount of collateral held as part of a transaction with a VIE.
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
•Trading positions in securities issued in CLO transactions; and
•Investments in variable funding notes issued by CLOs.

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

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At November 30, 2020 and 2019, our total equity commitment in the JCP Entities was $133.0 million and $133.0 million, respectively, of which $122.0 million and $121.7 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $19.0 million and $23.0 million at November 30, 2020 and 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $899.9 million and $574.0 million at November 30, 2020 and 2019, respectively. Our unfunded equity commitment related to these investments totaled $143.0 million and $192.1 million at November 30, 2020 and 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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

We also engage in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (FNMA ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or GNMA ("Ginnie Mae")) or non-agency-sponsored SPEs and may purchase loans or mortgage-backed securities from third-parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and auto loans. We do not consolidate agency-sponsored securitizations as we do not have the power to direct the activities of the SPEs that most significantly impact their economic performance. Further, we are not the servicer of non-agency-sponsored securitizations and therefore do not have power to direct the most significant activities of the SPEs and accordingly, do not consolidate these entities. We may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.
At November 30, 2020 and 2019, we held $1,571.6 million and $1,453.5 million of agency mortgage-backed securities, respectively, and $252.0 million and $134.8 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.
FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. FXCM reported total assets of $414.4 million in its latest financial statements. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($59.5 million) and the investment in associated company ($73.9 million), which totaled $133.4 million at November 30, 2020. FXCM is not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9.  Loans to and Investments in Associated Companies
A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018 is as follows (in thousands):

	Loans to and investments in associated companies as of November 30, 2019	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of November 30, 2020

Jefferies Finance	$673,867	$—	$(54,256)	$73,590	$—	$693,201
Berkadia (2)	268,949	—	68,902	(37,130)	431	301,152
FXCM (3)	70,223	3,604	—	—	93	73,920
Linkem (4)	194,847	(28,662)	—	34,955	(2,149)	198,991
Real estate associated companies (5) (6)	255,309	(46,050)	—	(40,581)	—	168,678
Golden Queen (4) (7)	78,196	(50)	—	2,610	—	80,756
Other	111,566	(4,325)	9,288	44,101	9,235	169,865
Total	$1,652,957	$(75,483)	$23,934	$77,545	$7,610	$1,686,563

	Loans to and investments in associated companies as of November 30, 2018	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of November 30, 2019

Jefferies Finance	$728,560	$—	$(1,286)	$(53,407)	$—	$673,867
Berkadia (2)	245,228	—	88,174	(65,045)	592	268,949
National Beef (8)	653,630	232,042	—	(300,248)	(585,424)	—
FXCM (3)	75,031	(8,212)	—	3,500	(96)	70,223
Linkem (4)	165,157	(27,956)	—	66,996	(9,350)	194,847
HomeFed (5)	337,542	7,902	—	—	(345,444)	—
Real estate associated companies (5)	87,074	(353)	—	(29,685)	198,273	255,309
Golden Queen (4) (7)	63,956	6,740	—	7,500	—	78,196
Other	61,154	(7,168)	(1,719)	58,432	867	111,566
Total	$2,417,332	$202,995	$85,169	$(311,957)	$(740,582)	$1,652,957

	Loans to and investments in associated companies as of December 31, 2017	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of November 30, 2018

Jefferies Finance	$655,467	$—	$59,138	$13,955	$—	$728,560
Berkadia (2)	210,594	80,092	20,001	(65,197)	(262)	245,228
National Beef (8)	—	110,049	—	(48,656)	592,237	653,630
FXCM (3)	158,856	(83,174)	—	—	(651)	75,031
Garcadia Companies (9)	179,143	21,646	—	(26,962)	(173,827)	—
Linkem	192,136	(20,534)	—	542	(6,987)	165,157
HomeFed	341,874	(4,332)	—	—	—	337,542
Real estate associated companies	123,010	11,288	—	(47,224)	—	87,074
Golden Queen (7) (10)	105,005	(51,990)	—	10,941	—	63,956
Other	100,744	(6,022)	(5,477)	(18,275)	(9,816)	61,154
Total	$2,066,829	$57,023	$73,662	$(180,876)	$400,694	$2,417,332

(1)Primarily related to Jefferies Group and classified in Other revenues.
(2)In the fourth quarter of 2018, we transferred our interest in Berkadia to Jefferies Group.
(3)As further described in Note 4, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included in Loans to and investments in associated companies and our term loan is included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. As described more fully below, Income (loss) related to associated companies for FXCM includes a non-cash impairment charge of $62.1 million for the eleven months ended November 30, 2018.
(4)Loans to and investments in associated companies at November 30, 2020 and 2019 include loans and debt securities aggregating $104.1 million and $70.2 million, respectively, related to Linkem and Golden Queen.
(5)During the third quarter of 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. From July 1, 2019, HomeFed's equity method investments are included in Real estate associated companies.
(6)Income (loss) related to Real estate associated companies for the twelve months ended November 30, 2020 includes a non-cash charge of $6.9 million to fully write off the value of HomeFed's interest in the Brooklyn Renaissance Plaza hotel due to the significant impact of the global novel coronavirus ("COVID-19") during the second quarter of 2020 and a non-cash charge of $55.6 million to fully write off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market.
(7)At November 30, 2020, 2019 and 2018, the balance reflects $15.2 million, $15.7 million and $15.1 million, respectively, related to a noncontrolling interest.
(8)As discussed more fully in Notes 1 and 26, in June 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our then ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and accounted for our remaining interest under the equity method of accounting. The carrying value of our retained 31% interest was adjusted to a fair value of $592.3 million on the date of sale. On November 29, 2019, we sold our remaining 31% equity interest in National Beef to Marfrig and other shareholders.
(9)During the third quarter of 2018, we sold 100% of our equity interests in Garcadia and our associated real estate to our former partners, the Garff family.
(10)As described more fully below, Income (loss) related to associated companies for Golden Queen includes a non-cash impairment charge of $47.9 million for the eleven months ended November 30, 2018.

Jefferies Finance

Through Jefferies Group, we own 50% of Jefferies Finance, a joint venture entity pursuant to an agreement with MassMutual. Jefferies Finance is a commercial finance company that structures, underwrites and arranges primarily senior secured loans to corporate borrowers. Loans are originated primarily through the investment banking efforts of Jefferies LLC. Jefferies Finance may also underwrite and arrange other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. In addition, Jefferies Finance is a registered investment advisor under the Investment Advisers Act of 1940 and, through two of its wholly-owned subsidiaries, Apex Credit Partners LLC and JFIN Asset

Management LLC, acts as an investment advisor for various loan funds and CLOs managing direct lending and broadly syndicated loan products.

At November 30, 2020, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At November 30, 2020, $652.4 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2021 with automatic one year extensions absent a 60-day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at November 30, 2020. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2021 with automatic one year extensions absent a 60-day termination notice by either party. At November 30, 2020, Jefferies Group had funded $50.0 million of its $250.0 million commitment. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $3.5 million, $1.3 million and $2.4 million during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively.
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Origination and syndication fee revenues (1)	$198.1	$176.3	$377.7
Origination fee expenses (1)	27.3	27.6	56.6
CLO placement fee revenues (2)	1.7	6.0	3.7
Derivative losses (3)	—	—	(1.6)
Underwriting fees (4)	1.7	3.9	—
Service fees (5)	65.1	60.8	61.7
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
(2)    Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees, which are included in Investment banking revenues in the Consolidated Statements of Operations. At November 30, 2020 and 2019, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
(3)    Jefferies Group has entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by CLOs and it has recognized gains (losses) relating to the derivative contracts.
(4)    Jefferies Group acted as underwriter in connection with term loans issued by Jefferies Finance.
(5)    Under a service agreement, Jefferies Group charges Jefferies Finance for services provided.

In connection with non-U.S. dollar loans originated by Jefferies Finance to borrowers who are investment banking clients of Jefferies Group, Jefferies Group has entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure.
At November 30, 2020 and 2019, we had receivables from Jefferies Finance, included within Other assets in the Consolidated Statements of Financial Condition of $24.2 million and $17.2 million, respectively. At November 30, 2020 and 2019, we had payables to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition of $13.7 million and $13.7 million, respectively At November 30, 2019, we had a payable to Jefferies Finance, related to its lending transactions, included in Payables, expense accruals and other liabilities in the Consolidated Statement of Financial Condition of $17.6 million.

On March 28, 2019, Jefferies Group entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which were used in connection with Jefferies Group's investment banking loan syndication activities. Jefferies Group repaid Jefferies Finance the entire outstanding principal amount of this note on May 15, 2019. Interest paid on the note of $3.8 million is included in Interest expense of Jefferies Group within the Consolidated Statement of Operations during the twelve months ended November 30, 2019.

During the twelve months ended November 30, 2019, we purchased a third-party loan from Jefferies Finance in the amount of $65.3 million. Such amount is included in Financial instruments owned, at fair value in the Consolidated Statement of Financial Condition at November 30, 2019. The loan was sold during the twelve months ended November 30, 2020.
Berkadia
Berkadia is a commercial mortgage banking and servicing joint venture formed in 2009 with Berkshire Hathaway Inc. We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% membership interest in Berkadia. We are entitled to receive 45% of the profits. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and other investors. Berkadia also is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. As of November 30, 2020, the aggregate amount of commercial paper outstanding was $1.47 billion.
National Beef

National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. As discussed in Notes 1 and 26, on June 5, 2018, we completed the sale of 48% of National Beef to Marfrig, reducing our then ownership in National Beef to 31%. As of the closing of the sale on June 5, 2018, we deconsolidated our investment in National Beef and accounted for our remaining interest under the equity method of accounting.

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

FXCM

As discussed more fully in Note 4, at November 30, 2020, we have a 50% voting interest in FXCM and a senior secured term loan to FXCM due February 15, 2022. On September 1, 2016, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Financial instruments owned, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology and tradename over their respective useful lives (weighted average life of 11 years).

During the fourth quarter of 2018, we recorded an impairment charge of $62.1 million related to the equity component of our investment in FXCM, which was based on updated expectations that had been impacted by the then revised regulations of the European Securities Market Authority and dampened operating results. Based on the updated projections, we evaluated in the fourth quarter of 2018 whether our equity method investment was fully recoverable. We engaged an independent valuation firm to assist management in estimating the fair value of FXCM. Our estimate of fair value was based on a discounted cash flow analysis. The result of our analysis indicated that the estimated fair value of our equity interest in FXCM was lower than our carrying value by $62.1 million. We concluded that based on the decline in projections and the adverse effects of the European regulations, that the decline in fair value of our equity interest was other than temporary. As a result, we impaired our equity investment in FXCM in the fourth quarter of 2018 by $62.1 million, which was recorded in Income (loss) related to associated companies.
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
Linkem
We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022, and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at November 30, 2020. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $102.4 million at November 30, 2020. We account for our equity interest in Linkem on a two month lag.
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
On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. During the twelve months ended November 30, 2019, we recognized a $72.1 million non-cash pre-tax gain in Other revenues on the remeasurement of our prior 70% interest in HomeFed to fair value. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. In connection with the merger, HomeFed stockholders received two shares of our common stock for each share of HomeFed common stock. A total of 9.3 million shares were issued.
Real Estate Associated Companies
Real estate equity method investments primarily consist of HomeFed's interests in Brooklyn Renaissance Plaza and Hotel and 54 Madison. These equity interests are accounted for on a two month lag.

Brooklyn Renaissance Plaza is comprised of a hotel operated by Marriott, an office building complex and a parking garage located in Brooklyn, New York. HomeFed owns a 25.8% equity interest in the hotel and a 61.25% equity interest in the office building and garage. Although HomeFed has a majority interest in the office building and garage, it does not have control, but only has the ability to exercise significant influence on this investment. As such, HomeFed accounts for the office building and garage under the equity method of accounting. We are amortizing our basis difference between the estimated fair value and the underlying book value of Brooklyn Renaissance office building and garage over the respective useful lives (weighted average life of 39 years). Due to the significant impact of COVID-19 during the second quarter of 2020, HomeFed recorded an impairment charge of $6.9 million within Income (loss) related to associated companies during the twelve months ended November 30, 2020, which represented all of its carrying value in the Brooklyn Renaissance Plaza hotel.

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
Other
The following table provides summarized data for our equity method investments as of November 30, 2020 and 2019 and for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018 (in thousands):

	November 30, 2020	November 30, 2019

Assets	$15,314,204	$14,699,672
Liabilities	11,929,100	10,146,142
Noncontrolling interests	254,392	209,518

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Revenues	$2,930,308	$10,589,489	$7,694,612
Income from continuing operations before extraordinary items	73,715	732,575	852,649
Net income	68,846	749,649	798,615
The Company's income related to associated companies	(41,814)	248,693	130,685
Except for our investment in Berkadia and Jefferies Finance, we have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to us. Our exposure to adverse events at the investee companies is limited to the book value of our investment. See Note 22 for further discussion of these guarantees.
Included in consolidated retained earnings at November 30, 2020 is approximately $161.0 million of undistributed earnings of the associated companies accounted for under the equity method of accounting.

Note 10.  Intangible Assets, Net and Goodwill
A summary of intangible assets, net and goodwill is as follows (in thousands):

	November 30, 2020	November 30, 2019
Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$7,884	$8,273

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $119,694 and $111,060	51,285	59,575
Trademarks and tradename, net of accumulated amortization of $28,585 and $24,800	100,255	103,790
Other, net of accumulated amortization of $8,953 and $5,366	7,729	11,316
Total intangible assets, net	167,153	182,954

Goodwill:
Investment Banking and Capital Markets (1) (2)	1,563,144	1,556,810
Asset Management (1)	143,000	143,000
Real estate	36,711	36,711
Other operations	3,459	3,459
Total goodwill	1,746,314	1,739,980

Total intangible assets, net and goodwill	$1,913,467	$1,922,934

(1)    As discussed further in Note 27, during the three months ended February 29, 2020, we changed our internal structure with regard to our operating segments. As a result, we created a separate operating segment that consists of the asset management activity previously included within our Investment Banking, Capital Markets and Asset Management segment. In order to reallocate goodwill that was previously contained in our Investment Banking, Capital Markets and Asset Management segment to the newly created Investment Banking and Capital Markets segment and the Asset Management segment, we performed a fair value analysis of the components.

Estimated fair values were determined based on valuation techniques that we believed market participants would use and included price-to-earnings, price-to-book multiples and discounted cash flow techniques. Based on the relative fair values of each of the components, $143.0 million of the total $1,699.8 million goodwill within the historical Investment Banking, Capital Markets and Asset Management segment at November 30, 2019 was allocated to the new Asset Management segment. We performed an impairment test immediately before and after the reallocation of goodwill between the new segments and the results of the impairment test did not indicate any goodwill impairment.

(2)    The increase in Investment Banking and Capital Markets goodwill during the twelve months ended November 30, 2020, primarily relates to translation adjustments.

Amortization expense on intangible assets included in Income (loss) from continuing operations was $15.3 million, $14.6 million and $13.2 million for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

2021	$14,411
2022	11,134
2023	9,900
2024	9,143
2025	8,632

Goodwill Impairment Testing
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
The estimated fair value of both the Investment Banking and Capital Markets segment and the Asset Management segment are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. In addition, as the fair values determined under the market valuation approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process at August 1, 2020. The results of our annual goodwill impairment test for both the Investment Banking and Capital Markets segment and the Asset Management segment did not indicate any goodwill impairment.

Intangible Asset Impairment Testing
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations within our Investment Banking and Capital Markets segment, at August 1, 2020. At August 1, 2020, we elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. Qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment at August 1, 2020, we recognized immaterial impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we concluded that it is not more likely than not that the intangible assets are impaired.

Note 11.  Short-Term Borrowings
Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	November 30, 2020	November 30, 2019

Bank loans (1)	$752,848	$527,509
Floating rate puttable notes (1)	6,800	—
Equity-linked notes (2)	5,067	20,981
Total short-term borrowings	$764,715	$548,490

(1)    These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
(2)    See Note 4 for further information on these notes.

At November 30, 2020 and 2019, the weighted average interest rate on short-term borrowings outstanding was 1.87% and 3.24% per annum, respectively.

Our bank loans include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At November 30, 2020, we were in compliance with all covenants under these facilities. Our facilities included within bank loans at November 30, 2020 and 2019 were as follows (in thousands):

	November 30, 2020	November 30, 2019

Bank of New York Mellon Master Loan Agreement (1)	$300,000	$351,000
JPMorgan Chase Bank, N.A. Credit Facility (2)	246,000	135,000
Royal Bank of Canada Credit Facility (3)	200,000	—
Bank of New York Mellon Credit Facility (4)	—	—
Total	$746,000	$486,000

(1)    Interest is generally based at spreads over the Federal Funds Rate as defined in this master loan agreement.
(2)    Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in this credit facility agreement.
(3)    Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%.
(4)    During 2020, Jefferies LLC entered into a revolving credit facility with the Bank of New York Mellon for a committed amount of $100.0 million, maturing on September 13, 2021. Interest is based on a rate per annum equal to the Federal Funds Rate plus 2%. At November 30, 2020, there were no borrowings outstanding under this agreement.

In addition, the Bank of New York Mellon has agreed to make revolving intraday credit advances to Jefferies Group ("Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At November 30, 2020, Jefferies Group was in compliance with all debt covenants under the Intraday Credit Facility.

Note 12.  Long-Term Debt
The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	November 30, 2020	November 30, 2019
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$745,883	$744,606
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,828	246,772
Total long-term debt – Parent Company	992,711	991,378

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
2.375% Euro Medium Term Notes, due May 20, 2020, $0 and $550,875 principal	—	550,622
6.875% Senior Notes, due April 15, 2021, $0 and $750,000 principal	—	774,738
2.25% Euro Medium Term Notes, due July 13, 2022, $4,779 and $4,407 principal	4,638	4,204
5.125% Senior Notes, due January 20, 2023, $750,000 and $600,000 principal	759,901	610,023
1.00% Euro Medium Term Notes, due July 19, 2024, $597,350 and $550,875 principal	595,700	548,880
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	809,039	768,931
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	369,057	371,426
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	989,574	988,662
2.75% Senior Notes, due October 15, 2032, $500,000 and $0 principal (1)	485,134	—
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	510,834	511,260
6.50% Senior Notes, due January 20, 2043, $400,000 principal	419,826	420,239
Structured Notes (2) (3)	1,712,245	1,215,285
Jefferies Group Revolving Credit Facility	189,732	189,088
Jefferies Group Secured Bank Loan	50,000	50,000
HomeFed EB-5 Program debt	191,294	140,739
HomeFed construction loan	45,471	—
Foursight Capital Credit Facilities	129,000	98,260
Vitesse Energy Finance Revolving Credit Facility	97,883	103,050
Other	—	276
Total long-term debt – subsidiaries	7,359,328	7,345,683

Long-term debt	$8,352,039	$8,337,061

(1)    Amounts include net losses of $36.7 million and $58.9 million during the twelve months ended November 30, 2020 and 2019, respectively, associated with interest rate swaps based on designation as fair value hedges. See Notes 2 and 5 for further information.
(2)    These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. Gains and losses in the fair value of structured notes resulting from non-credit components are recognized within Other operating activities in the Consolidated Statements of Cash Flow.
(3)    Of the $1,712.2 million of structured notes at November 30, 2020, $3.1 million matures in 2024, $25.4 million matures in 2025, and the remaining $1,683.7 million matures in 2026 or thereafter.
At November 30, 2020, $1,445.5 million of consolidated assets (primarily receivables and other assets) are pledged for indebtedness aggregating $703.4 million.

The aggregate annual mandatory redemptions of all long-term debt during the five year period ending November 30, 2025 are as follows (in millions):

2021	$350.4
2022	69.8
2023	1,598.5
2024	742.4
2025	81.8
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
Subsidiary Debt
During the twelve months ended November 30, 2020, Jefferies Group's 2.375% Euro Medium Term Notes matured and were repaid, and its 6.875% Senior Notes due 2021 were retired early. Additionally, during the twelve months ended November 30, 2020, Jefferies Group issued structured notes with a total principal amount of approximately $325.5 million, net of retirements, an additional $150.0 million principal amount of 5.125% Senior Notes due 2023 and $500.0 million principal amount of 2.75% Senior Notes due 2032.

Jefferies Group has a revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks for an aggregate principal amount of $190.0 million. At November 30, 2020, borrowings under the Jefferies Group Revolving Credit Facility amounted to $189.7 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of Jefferies Group's subsidiaries. Throughout the year and at November 30, 2020, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and we expect to remain in compliance given Jefferies Group's current liquidity, and anticipated funding requirements given its business plan and profitability expectations.

One of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At November 30, 2020, Jefferies Group was in compliance with all covenants under the Loan and Security Agreement.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At November 30, 2020, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's EB-5 Program debt matures in 2024 and 2025.

At November 30, 2020, HomeFed has a construction loan agreement with an aggregate committed amount of $58.9 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loan bears interest based on the 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month and matures on March 1, 2021, with one 12-month extension subject to certain conditions as set forth in the loan agreement. The loan is collateralized by the property underlying the related project with a guarantee by HomeFed. At November 30, 2020, $46.2 million was outstanding under the construction loan agreement.

At November 30, 2020, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $175.0 million. One of the credit facilities matures in May 2021 and bears interest based on the three-month LIBOR plus a credit spread fixed through its maturity and the other credit facility matures in October 2022 and bears interest based on a commercial paper rate plus a credit spread fixed through its maturity. As a condition of the credit facilities, Foursight Capital is obligated to maintain cash reserves to comply with the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on auto loan receivables owed to Foursight Capital of approximately $151.3 million at November 30, 2020. At November 30, 2020 and 2019, $129.3 million and $98.7 million, respectively, was outstanding under Foursight Capital's credit facilities.

Vitesse Energy Finance has a revolving credit facility with a syndicate of banks that matures in April 2023 and has a maximum borrowing base of $120.0 million at November 30, 2020. Amounts outstanding under the facility at November 30, 2020 and 2019 were $98.5 million and $104.0 million, respectively. Borrowings under the facility have been made as Eurodollar loans that bear interest at adjusted LIBOR plus a spread ranging from 2.5% to 3.5% based on the borrowing base utilization percentage. The credit facility is guaranteed by Vitesse Energy Finance's subsidiaries and is collateralized with a minimum of 85% of Vitesse Energy Finance's proved reserve value of its oil and gas properties. Vitesse Energy Finance's borrowing base is subject to regular re-determination on or about April 1 and October 1 of each year based on proved oil and natural gas reserves, hedge positions and estimated future cash flows from these reserves calculated using future commodity pricing provided by Vitesse Energy Finance's lenders.

Note 13. Leases

We enter into lease and sublease agreements primarily for office space across our geographic locations. Finance lease ROU assets and finance lease liabilities are not material. Information related to operating leases in the Consolidated Statement of Financial Condition at November 30, 2020 is as follows (in thousands, except lease term and discount rate):

Property, equipment and leasehold improvements, net - ROU assets	$507,046

Weighted average:
Remaining lease term (in years)	10.6 years
Discount rate	3.0%

The following table presents the maturities of our operating lease liabilities and a reconciliation to the Lease liabilities included in the Consolidated Statement of Financial Condition at November 30, 2020 (in thousands):

Fiscal Year	Lease Liabilities

2021	$72,491
2022	76,987
2023	67,164
2024	63,476
2025	64,563
2026 and thereafter	342,195
Total undiscounted cash flows	686,876
Less: Difference between undiscounted and discounted cash flows	(102,431)
Operating leases amount in the Consolidated Statement of Financial Condition	584,445
Finance leases amount in the Consolidated Statement of Financial Condition	362
Total amount in the Consolidated Statement of Financial Condition	$584,807

The following table presents our lease costs (in thousands):

For the Twelve Months Ended November 30, 2020

Operating lease costs (1)	$77,452
Variable lease costs (2)	13,576
Less: Sublease income	(7,590)
Total lease cost, net	$83,438
(1)    Includes short-term leases, which are not material.
(2)    Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.

Consolidated Statement of Cash Flows supplemental information is as follows (in thousands):

For the Twelve Months Ended November 30, 2020

Cash outflows - lease liabilities	$73,300
Non-cash - ROU assets recorded for new and modified leases	22,460

Minimum Future Lease Commitments (under previous GAAP)

We and our subsidiaries rent office space and office equipment under noncancellable operating leases with terms varying through 2039. Future minimum annual rentals (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under these leases at November 30, 2019 were as follows (in thousands):

2020	$70,886
2021	73,374
2022	71,464
2023	62,552
2024	59,714
Thereafter	393,995
731,985
Less: sublease income	(21,883)
$710,102

Rental expense, net of sublease rental income, was $65.6 million and $55.7 million for the twelve months ended November 30, 2019 and the eleven months ended November 30, 2018, respectively.

Note 14.  Mezzanine Equity
Redeemable Noncontrolling Interests
At November 30, 2020 and 2019, redeemable noncontrolling interests include other redeemable noncontrolling interests of $24.7 million and $26.6 million, respectively, primarily related to our oil and gas exploration and development businesses.
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
In the third quarter of 2017, we increased our quarterly dividend from $0.0625 to $0.10 per common share. In the third quarter of 2018, we increased our quarterly dividend from $0.10 to $0.125 per common share. In the first quarter of 2020, we increased our quarterly dividend from $0.125 to $0.15 per common share. These increased the preferred stock dividend from $4.5 million for the eleven months ended November 30, 2018 to $5.1 million for the twelve months ended November 30, 2019 to $5.6 million for the twelve months ended November 30, 2020. Based on the quarterly dividend of $0.15 per common share, the effective rate on these Preferred Shares was approximately 4.5%. On January 4, 2021, our Board of Directors increased our quarterly dividend to $0.20 per share. Based on our current quarterly dividend of $0.20 per common share, the effective rate on these Preferred Shares is approximately 5.2%. The Preferred Shares are callable beginning in 2023 at a price of $1,000 per share plus accrued interest and are mandatorily redeemable in 2038.
Note 15.  Compensation Plans
Incentive Plan
Upon completion of our combination with Jefferies Group, we assumed its 2003 Incentive Compensation Plan, as Amended and Restated (the "Incentive Plan"). The Incentive Plan allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units ("RSUs"), dividend equivalents or other share-based awards.
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
The Incentive Plan's "evergreen" share reservation was terminated on March 21, 2014; the number of equity awards available under the Incentive Plan was set at 20,000,000. At November 30, 2020, 4,851,819 common shares remained available for new grants under the Incentive Plan. Shares issued pursuant to the DCP reduce the shares available under the Incentive Plan.

The following table details the activity in restricted stock during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018 (in thousands, except per share amounts):

	Restricted Stock	Weighted- Average Grant Date Fair Value

Balance at January 1, 2018	1,142	$21.75
Grants	1,077	$23.65
Forfeited	(30)	$16.49
Fulfillment of vesting requirement	(394)	$24.23
Balance at November 30, 2018	1,795	$22.42
Grants	518	$19.57
Forfeited	—	$—
Fulfillment of vesting requirement	(305)	$20.09
Balance at November 30, 2019	2,008	$22.04
Grants	115	$13.20
Forfeited	(21)	$23.38
Fulfillment of vesting requirement	(619)	$19.99
Balance at November 30, 2020	1,483	$22.19

The following table details the activity in RSUs during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018 (in thousands, except per share amounts):

			Weighted-Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required

Balance at January 1, 2018	32	10,313	$26.90	$26.57
Grants	—	161	$—	$20.24
Distributions of underlying shares	—	(192)	$—	$26.39
Forfeited	(2)	(1)	$26.90	$22.16
Fulfillment of service requirement	(28)	28	$26.90	$26.90
Balance at November 30, 2018	2	10,309	$26.90	$26.48
Grants	10	1,308	$18.83	$18.15
Distributions of underlying shares	—	(166)	$—	$25.91
Forfeited	—	—	$—	$—
Fulfillment of service requirement (1)	(2)	4,216	$26.90	$9.99
Balance at November 30, 2019	10	15,667	$18.83	$21.35
Grants	14	487	$13.20	$15.73
Distributions of underlying shares	—	(88)	$—	$25.48
Forfeited	—	—	$—	$—
Fulfillment of vesting requirement (1)	(3)	2,477	$18.83	$19.80
Balance at November 30, 2020	21	18,543	$14.99	$20.97

(1)    Fulfillment of vesting requirement during the twelve months ended November 30, 2020 and 2019, includes 2,474 RSUs and 4,214 RSUs, respectively, related to the senior executive compensation plans.
During the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, grants include approximately 484,000, 1,298,000 and 142,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $15.73, $18.15 and $19.81, respectively.

Senior Executive Compensation Plan

The Compensation Committee of our Board of Directors approved an executive compensation plan for our Senior Executives for compensation year 2018 (the "2018 Plan"). For each Senior Executive, the Compensation Committee has targeted long-term compensation of $25.0 million per year under the 2018 Plan with a target of $16.0 million in long-term equity in the form of RSUs and a target of $9.0 million in cash, subject to performance targets over the three-year measurement period for each compensation year. To receive targeted long-term equity, our Senior Executives will have to achieve 9% growth on an annual and multi-year compounded basis in Jefferies Total Shareholder Return ("TSR") and to receive targeted cash, our Senior Executives will have to achieve 9% growth on an annual and multi-year compounded basis in Jefferies Return on Tangible Deployable Equity ("ROTDE"). If TSR and ROTDE are less than 6%, our Senior Executives will receive no incentive compensation. If TSR and ROTDE growth rates are greater than 9%, our Senior Executives are eligible to receive up to 50% additional incentive compensation on a pro rata basis up to 12% growth rates.

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

The following table details the activity in RSUs related to the senior executive compensation plan during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018 (in thousands, except per share amounts):

	Target Number of Shares	Weighted- Average Grant Date Fair Value

Balance at January 1, 2018	5,655	$13.37
Grants	3,813	$26.16
Forfeited	—	$—
Balance at November 30, 2018	9,468	$18.52
Grants	1,237	$13.63
Forfeited	—	$—
Fulfillment of vesting requirement	(4,214)	$9.98
Balance at November 30, 2019	6,491	$23.13
Grants	187	$15.19
Forfeited	(15)	$19.01
Fulfillment of vesting requirement	(2,474)	$19.80
Balance at November 30, 2020	4,189	$24.75
During the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, grants include approximately 139,000, 602,000 and 189,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $15.82, $18.08 and $19.80, respectively. During the twelve months ended November 30, 2020 and 2019, grants include approximately 48,000 and 635,000, respectively, of RSUs issued as a result of superior performance pursuant to the 2016 compensation year award.

Directors' Plan
Upon completion of our combination with Jefferies Group, we also assumed the 1999 Directors' Stock Compensation Plan, as Amended and Restated July 25, 2013 (the "Directors' Plan"). Under the Directors' Plan, we issued each nonemployee director of Jefferies $190,000 of restricted stock or RSUs during each of the twelve months ended November 30, 2020 and 2019 and $150,000 of restricted stock or RSUs during the eleven months ended November 30, 2018. These grants are made on the date directors are elected or reelected at our annual shareholders' meeting. These shares vest over three years from the date of grant and are expensed over the requisite service period. At November 30, 2020, 286,382 common shares were issuable upon settlement of outstanding RSUs and 24,657 shares are available for future grants.
Other Compensation Plans
Other Stock-Based Plans.  Historically, Jefferies Group also sponsored an Employee Stock Purchase Plan and an Employee Stock Ownership Plan, both of which were assumed by us in connection with the Jefferies Group acquisition. Amounts related to these plans have not been significant.
In connection with the HomeFed merger, each HomeFed stock option, was converted into two Jefferies stock options to purchase that number of shares of Jefferies common stock. At November 30, 2020 and 2019, 313,000 and 325,000, respectively, of our common shares were reserved for stock options.
Restricted Cash Awards.  Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. During the fourth quarter of 2020, Jefferies Group amended certain provisions of a set of cash awards that had been granted as part of compensation at previous year-ends to remove any service requirements for vesting in the awards. Compensation expense of $179.6 million was recorded during the twelve months ended November 30, 2020 as a result of these amendments. At November 30, 2020, the remaining unamortized amount of the restricted cash awards was $363.5 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of three years.
Stock-Based Compensation Expense
Share-based compensation expense relating to grants made under our share-based compensation plans was $40.0 million, $49.8 million and $48.2 million for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $10.0 million, $12.9 million and $12.2 million for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively. At November 30, 2020, total unrecognized compensation cost related to nonvested share-based compensation plans was $41.9 million; this cost is expected to be recognized over a weighted-average period of 1.9 years.
At November 30, 2020, there were 1,483,000 shares of restricted stock outstanding with future service required, 4,210,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plans), 18,543,000 RSUs outstanding with no future service required and 1,115,000 shares issuable under other plans. Excluding shares issuable pursuant to outstanding stock options, the maximum potential increase to common shares outstanding resulting from these outstanding awards is 23,868,000.

Note 16.  Accumulated Other Comprehensive Income (Loss)
Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	November 30, 2020	November 30, 2019	December 31, 2018

Net unrealized gains on available for sale securities	$513	$141	$542,832
Net unrealized foreign exchange losses	(156,718)	(192,709)	(193,402)
Net unrealized losses on instrument specific credit risk	(71,151)	(18,889)	(5,728)
Net unrealized gains on cash flow hedges	—	—	470
Net minimum pension liability	(61,561)	(61,582)	(55,886)
	$(288,917)	$(273,039)	$288,286

Significant amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Operations
	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019

Net unrealized gains (losses) on available for sale securities, net of income tax provision (benefit) of $0 and $(545,054)	$—	$543,178	Other revenues and Income tax provision (benefit)
Net unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $0 and $(52)	—	(149)	Other revenues and Selling, general and other expenses
Net unrealized gains (losses) on instrument specific credit risk, net of income tax provision (benefit) of $146 and $(144)	397	(427)	Principal transactions revenues
Net unrealized gains on cash flow hedges, net of income tax provision (benefit) of $0 and $161	—	470	Other revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(957) and $(490)	(2,872)	(1,407)	Selling, general and other expenses, which includes pension expense. See Note 17 for information on this component.
Total reclassifications for the period, net of tax	$(2,475)	$541,665

During the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the twelve months ended November 30, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts. The remaining net unrealized gains on available for sale securities at November 30, 2020 and 2019 represent Jefferies Group's share of Berkadia's net unrealized gains on available for sale securities recorded under the equity method of accounting.
Note 17.  Pension Plans and Postretirement Benefits
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
A summary of activity with respect to both plans is as follows (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$218,874	$191,261
Interest cost	6,349	8,070
Actuarial (gains) losses	22,475	29,539
Settlement payments	(2,476)	—
Benefits paid	(8,650)	(9,996)
Projected benefit obligation, end of year	$236,572	$218,874

Change in plan assets:
Fair value of plan assets, beginning of year	$166,071	$138,992
Actual return on plan assets	29,376	30,426
Employer contributions	8,688	9,655
Benefits paid	(8,650)	(9,996)
Settlement payments	(2,476)	—
Administrative expenses	(2,789)	(3,006)
Fair value of plan assets, end of year	$190,220	$166,071

Funded status at end of year	$(46,352)	$(52,803)
As of November 30, 2020 and 2019, $57.3 million and $57.4 million, respectively, of the net amount recognized in the Consolidated Statements of Financial Condition was reflected as a charge to Accumulated other comprehensive income (loss) (substantially all of which were cumulative losses) and $46.4 million and $52.8 million, respectively, was reflected as accrued pension cost.

The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) excluding taxes (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Components of net periodic pension cost:
Interest cost	$6,349	$8,070	$6,783
Expected return on plan assets	(7,934)	(7,456)	(7,217)
Settlement charge	376	—	365
Actuarial losses	3,453	1,897	2,376
Net periodic pension cost	$2,244	$2,511	$2,307

Amounts recognized in other comprehensive income (loss):
Net (gains) losses arising during the period	$3,821	$9,576	$1,141
Settlement charge	(376)	—	(365)
Amortization of net loss	(3,453)	(1,897)	(2,376)
Total recognized in other comprehensive income (loss)	$(8)	$7,679	$(1,600)

Net amount recognized in net periodic benefit cost and other comprehensive income (loss)	$2,236	$10,190	$707
The amounts in Accumulated other comprehensive income (loss) at November 30, 2020 and 2019 have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the twelve months ended November 30, 2021 is $3.6 million.
We expect to pay $8.0 million of employer contributions during the twelve months ended November 30, 2021.
The assumptions used are as follows:

	November 30, 2020	November 30, 2019
WilTel Plan
Discount rate used to determine benefit obligation	2.20%	3.00%
Weighted-average assumptions used to determine net pension cost:
Discount rate	3.00%	4.35%
Expected long-term return on plan assets	7.00%	7.00%

Jefferies Group Plan
Discount rate used to determine benefit obligation	2.00%	2.90%
Weighted-average assumptions used to determine net pension cost:
Discount rate	2.90%	4.30%
Expected long-term return on plan assets	6.25%	6.25%

The following pension benefit payments are expected to be paid (in thousands):

2021	$10,027
2022	10,232
2023	12,362
2024	13,301
2025	12,861
2026 – 2030	69,783

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
•The Growth Portfolio consists of global equities and high yield investments.
•The Liability-Driven Investing ("LDI") Portfolio consists of long duration credit bonds and a suite of long duration, Treasury-based instruments designed to provide capital-efficient interest rate exposure as well as target specific maturities. The objective of the LDI Portfolio is to seek to achieve performance similar to the WilTel plan's liability by seeking to match the interest rate sensitivity and credit sensitivity. The LDI Portfolio is managed to mitigate volatility in funded status deriving from changes in the discounted value of benefit obligations from market movements in the interest rate and credit components of the underlying discount curve.
To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.3% current expected inflation, (0.3)% to (1.3)% real rate of return for long duration risk free investments and an additional 1.5% to 2.5% return premium for corporate credit risk. For U.S. and international equity, we assume an equity risk premium over risk-free assets equal to 5.0%. We then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 7.0% expected long-term rate of return assumption for 2020.
Jefferies Group Plan Assets.
Jefferies Group has an agreement with an external investment manager to invest and manage the plan's assets under a strategy using a combination of two portfolios. The investment manager allocates the plan's assets between a growth portfolio and a liability-driven portfolio according to certain target allocations and tolerance bands that are agreed to by Jefferies Group's Administrative Committee of the U.S. Pension Plan. Such target allocations will take into consideration the plan's funded ratio. The manager will also monitor the strategy and, as the plan's funded ratio change over time, will rebalance the strategy, if necessary, to be within the agreed tolerance bands and target allocations. The portfolios are comprised of certain common collective investment trusts that are established and maintained by the investment manager. The common collective trusts are valued at their NAV as a practical expedient for fair value.
Other
We have defined contribution pension plans, including 401(k) plans, that cover certain employees. Amounts charged to expense related to such plans were $9.5 million, $8.8 million and $8.0 million for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively.

Note 18. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Revenues from contracts with customers:
Commissions and other fees	$822,248	$675,772	$662,546
Investment banking	2,501,494	1,526,992	1,904,870
Manufacturing revenues	421,434	324,659	357,427
Other	178,051	262,705	194,799
Total revenues from contracts with customers	3,923,227	2,790,128	3,119,642

Other sources of revenue:
Principal transactions	1,916,508	559,300	232,224
Interest income	997,555	1,603,940	1,294,325
Other	118,640	405,288	363,537
Total revenues from other sources	3,032,703	2,568,528	1,890,086

Total revenues	$6,955,930	$5,358,656	$5,009,728

Revenues from contracts with customers are recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (the "transaction price"). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third-parties.

The following provides detailed information on the recognition of our revenues from contracts with customers:
Commissions and Other Fees. We earn commission and other fee revenues by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commission revenues are generally paid on settlement date and we record a receivable between trade-date and payment on settlement date. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third-parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We act as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs our payments to third-party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in the Consolidated Statements of Operations. We also earn investment research fees for the sales of our proprietary investment research when a contract with a client has been identified. The delivery of investment research services represents a distinct performance obligation that is satisfied over time when the performance obligation is to provide ongoing access to a research platform or research analysts, with fees recognized on a straight-line basis over the period in which the performance obligation is satisfied. The performance obligation is satisfied at a point in time when the performance obligation is to provide individual interactions with research analysts or research events, with fees recognized on the interaction date.

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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management(1)	Merchant Banking	Corporate	Consolidation Adjustments	Total
Twelve Months Ended November 30, 2020
Major Business Activity:
Investment Banking - Advisory	$1,053,500	$—	$—	$—	$—	$1,053,500
Investment Banking - Underwriting	1,447,994	—	—	—	—	1,447,994
Equities (2)	807,350	—	—	—	(1,010)	806,340
Fixed Income (2)	15,908	—	—	—	—	15,908
Asset Management	—	14,702	—	—	—	14,702
Manufacturing revenues	—	—	421,434	—	—	421,434
Oil and gas revenues	—	—	102,210	—	—	102,210
Other revenues	—	—	61,139	—	—	61,139
Total revenues from contracts with customers	$3,324,752	$14,702	$584,783	$—	$(1,010)	$3,923,227
Primary Geographic Region:
Americas	$2,742,298	$9,754	$582,719	$—	$(1,010)	$3,333,761
Europe	401,853	4,948	1,698	—	—	408,499
Asia Pacific	180,601	—	366	—	—	180,967
Total revenues from contracts with customers	$3,324,752	$14,702	$584,783	$—	$(1,010)	$3,923,227

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management (1)	Merchant Banking	Corporate	Consolidation Adjustments	Total
Twelve Months Ended November 30, 2019
Major Business Activity:
Investment Banking - Advisory	$767,421	$—	$—	$—	$—	$767,421
Investment Banking - Underwriting	761,308	—	—	—	(1,737)	759,571
Equities (2)	662,804	—	—	—	(537)	662,267
Fixed Income (2)	13,505	—	—	—	—	13,505
Asset Management	—	23,188	—	—	—	23,188
Manufacturing revenues	—	—	324,659	—	—	324,659
Oil and gas revenues	—	—	173,626	—	—	173,626
Other revenues	—	—	65,891	—	—	65,891
Total revenues from contracts with customers	$2,205,038	$23,188	$564,176	$—	$(2,274)	$2,790,128
Primary Geographic Region:
Americas	$1,751,568	$16,334	$562,837	$—	$(581)	$2,330,158
Europe	374,411	6,854	935	—	(1,693)	380,507
Asia Pacific	79,059	—	404	—	—	79,463
Total revenues from contracts with customers	$2,205,038	$23,188	$564,176	$—	$(2,274)	$2,790,128

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management (1)	Merchant Banking	Corporate	Consolidation Adjustments	Total
Eleven Months Ended November 30, 2018
Major Business Activity:
Investment Banking - Advisory	$820,042	$—	$—	$—	$(5,283)	$814,759
Investment Banking - Underwriting	1,090,161	—	—	—	(50)	1,090,111
Equities (2)	649,631	—	—	—	(919)	648,712
Fixed Income (2)	13,839	—	—	—	—	13,839
Asset Management	—	28,144	—	—	—	28,144
Manufacturing revenues	—	—	357,427	—	—	357,427
Oil and gas revenues	—	—	136,109	—	—	136,109
Other revenues	—	—	30,541	—	—	30,541
Total revenues from contracts with customers	$2,573,673	$28,144	$524,077	$—	$(6,252)	$3,119,642
Primary Geographic Region:
Americas	$2,186,955	$27,801	$522,541	$—	$(6,252)	$2,731,045
Europe	304,027	343	1,264	—	—	305,634
Asia Pacific	82,691	—	272	—	—	82,963
Total revenues from contracts with customers	$2,573,673	$28,144	$524,077	$—	$(6,252)	$3,119,642

(1)    We now present Asset Management as a separate reporting segment. Prior year amounts have been reclassified to conform to current segment disclosure. See Note 27 for further information.
(2)    Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at November 30, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at November 30, 2020.
During the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, we recognized $11.1 million, $27.6 million and $27.0 million, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $17.6 million, $21.7 million and $18.1 million during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $332.5 million and $263.7 million at November 30, 2020 and 2019, respectively. We had no significant impairments related to these receivables during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues were $14.8 million and $12.8 million at November 30, 2020 and 2019, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, we recognized $10.9 million, $13.0 million and $10.6 million, respectively, of deferred revenue from the balance at November 30, 2019, November 30, 2018 and December 31, 2017, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At November 30, 2020 and 2019, capitalized costs to fulfill a contract were $1.8 million and $4.8 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $5.1 million, $4.1 million and $2.3 million during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no significant impairment charges recognized in relation to these capitalized costs during the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018.
Note 19.  Income Taxes
The provision for income taxes for continuing operations are as follows (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Current taxes:
U.S. Federal	$90,350	$(10,000)	$10,000
U.S. state and local	68,261	53,211	37,439
Foreign	75,395	11,026	11,077
Total current	234,006	54,237	58,516

Deferred taxes:
U.S. Federal	52,765	83,197	39,448
U.S. state and local	(1,288)	(73,482)	(73,013)
Foreign	13,190	(3,324)	(5,943)
Total deferred	64,667	6,391	(39,508)

Recognition of accumulated other comprehensive income lodged taxes	—	(544,583)	—

Total income tax provision (benefit)	$298,673	$(483,955)	$19,008

The following table presents the U.S. and non-U.S. components of income from continuing operations before income taxes (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

U.S.	$813,305	$495,566	$284,177
Non-U.S. (1)	253,778	(16,958)	11,923
Income from continuing operations before income taxes	$1,067,083	$478,608	$296,100

(1)     For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rates of 21% for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018 to income from continuing operations before income taxes as a result of the following (dollars in thousands):

	Twelve Months Ended November 30, 2020		Twelve Months Ended November 30, 2019		Eleven Months Ended November 30, 2018
	Amount	Percent	Amount	Percent	Amount	Percent

Computed expected federal income tax	$224,087	21.0%	$100,508	21.0%	$62,181	21.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	45,457	4.3	25,648	5.4	12,391	4.2
Recognition of accumulated other comprehensive income lodged taxes	—	—	(544,583)	(113.8)	—	—
International operations (including foreign rate differential)	13,155	1.2	4,518	0.9	1,823	0.6
Decrease in valuation allowance	(2,561)	(0.2)	(19,993)	(4.2)	(48,058)	(16.2)
Non-deductible executive compensation	12,814	1.2	7,444	1.6	5,810	1.9
Foreign tax credits	(8,654)	(0.8)	(5,012)	(1.0)	(9,046)	(3.1)
Deferred tax asset remeasurement related to the Tax Act	—	—	—	—	5,673	1.9
Transition tax on foreign earnings related to the Tax Act	—	—	(6,708)	(1.4)	2,590	0.9
Base erosion and anti-abuse tax (BEAT)	—	—	(10,000)	(2.1)	10,000	3.4
Change in unrecognized tax benefits related to prior years	(4,522)	(0.5)	(20,512)	(4.3)	(19,783)	(6.7)
Interest on unrecognized tax benefits	15,600	1.5	3,568	0.7	(1,197)	(0.4)
Spectrum Brands distribution	—	—	11,996	2.5	—	—
Acquisition of HomeFed	—	—	(36,779)	(7.7)	—	—
Other, net	3,297	0.3	5,950	1.3	(3,376)	(1.1)
Actual income tax provision	$298,673	28.0%	$(483,955)	(101.1)%	$19,008	6.4%

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

The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Balance at beginning of period	$260,138	$197,320	$169,020
Increases based on tax positions related to the current period	41,114	42,306	48,083
Increases based on tax positions related to prior periods	22,328	33,007	17,521
Decreases based on tax positions related to prior periods	(8,966)	(11,006)	(36,324)
Decreases related to settlements with taxing authorities	(267)	(1,489)	(980)
Balance at end of period	$314,347	$260,138	$197,320

Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. Net interest expense (benefit) related to unrecognized tax benefits was $19.9 million, $13.1 million and $(3.1) million for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively. At November 30, 2020 and 2019, we had interest accrued of approximately $87.1 million and $67.2 million, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2016. We are currently under examination by various tax jurisdictions. Prior to becoming a wholly-owned subsidiary, Jefferies Group filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions and Jefferies Group is also currently under examination by various tax jurisdictions. We do not expect that resolution of these examinations will have a significant effect on the Consolidated Statements of Financial Condition, but could have a significant impact on the Consolidated Statements of Operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which could have the effect of reducing the balance of unrecognized tax benefits by $13.8 million.

The principal components of deferred taxes are as follows (in thousands):

	November 30, 2020	November 30, 2019
Deferred tax asset:
Net operating loss carryover	$15,123	$48,695
Operating lease liabilities	145,617	—
Compensation and benefits	274,342	260,590
Tax credits	—	91,390
Investments in associated companies (1)	36,345	16,099
Long-term debt	42,423	28,824
Other	164,010	184,514
	677,860	630,112
Valuation allowance	(15,958)	(18,519)
	661,902	611,593
Deferred tax liability:
Amortization of intangible assets	(65,683)	(68,933)
Operating lease right-of-use asset	(138,708)	—
Other	(63,824)	(80,192)
	(268,215)	(149,125)
Net deferred tax asset	$393,687	$462,468
(1)    Certain reclassifications have been made to the prior year to conform with the current make up and reporting of deferred tax positions in the current period. Within the principal components of deferred taxes, we have included Securities valuation reserves in Investments in Associated Companies.

The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $393.7 million at November 30, 2020 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

We have various state NOLs that expire at different times, which are reflected in the above table to the extent our estimate of future taxable income will be apportioned to those states. A deferred tax asset of $1.8 million related to net operating losses in Europe has been partially offset by a valuation allowance of $1.4 million, while $0.6 million of deferred tax assets related to net operating losses in Asia has been partially offset by a valuation allowance of $0.3 million. Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

As a result of planning related to the 2017 tax act, during fiscal 2018, several of our foreign subsidiaries had made tax elections to be treated as branches of the U.S. for federal income tax purposes (commonly referred to as "check-the-box" elections) effective during various times during 2018. We believe that, as a result of these foreign subsidiaries being treated as branches of the U.S. for federal income tax purposes, rather than as controlled foreign corporations, we will reduce the future tax impact of the base erosion and anti-abuse tax ("BEAT") and the tax on global intangible low-taxed income ("GILTI") provisions, which became effective starting in fiscal 2018 and fiscal 2019, respectively. We recorded a provision of $10.0 million for BEAT in the eleven months ended November 30, 2018 and reversed the full amount during the twelve months ended November 30, 2019, based on new information. The new tax on GILTI became applicable in fiscal 2019. As a result, we made an accounting policy election in the first quarter of 2019 to treat GILTI as a period cost if and when incurred.

Note 20.  Other Results of Operations Information
Other revenue consists of the following (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Income from associated companies classified as other revenues	$23,934	$85,169	$73,975
Revenues of oil and gas production and development businesses	154,909	175,169	127,090
Gain on sale of National Beef	—	205,017	—
Gain on revaluation of our interest in HomeFed	—	72,142	—
Gain on sale of Garcadia	—	—	221,712
Other	117,848	130,496	135,559
	$296,691	$667,993	$558,336

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
Taxes, other than income or payroll included in Income (loss) from continuing operations, amounted to $49.3 million, $41.3 million and $39.9 million for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively.
Proceeds from sales of investments primarily classified as available for sale were $0.9 billion and $1.6 billion during the twelve months ended November 30, 2019 and the eleven months ended November 30, 2018, respectively, and were not material during the twelve months ended November 30, 2020. Gross gains and gross losses were not material during each of the periods.

Note 21.  Common Shares and Earnings Per Common Share
Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$769,605	$959,593	$1,022,318
Allocation of earnings to participating securities (1)	(4,795)	(5,576)	(5,107)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	764,810	954,017	1,017,211
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	23	(5)	28
Mandatorily redeemable convertible preferred share dividends	5,634	5,103	—
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$770,467	$959,115	$1,017,239

Denominator for earnings per share:
Weighted average common shares outstanding	268,518	297,796	337,817
Weighted average shares of restricted stock outstanding with future service required	(1,785)	(1,939)	(1,707)
Weighted average RSUs outstanding with no future service required	18,960	14,837	11,151
Denominator for basic earnings per share – weighted average shares	285,693	310,694	347,261
Stock options	—	—	7
Senior executive compensation plan awards	356	2,140	4,007
Mandatorily redeemable convertible preferred shares	4,441	4,198	—
Denominator for diluted earnings per share	290,490	317,032	351,275
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,801,700, 1,947,600 and 1,724,800 for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively. Dividends declared on participating securities were $1.0 million and $3.6 million during the twelve months ended November 30, 2020 and 2019 and were not material during the eleven months ended November 30, 2018. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
For the eleven months ended November 30, 2018, shares related to the 3.875% Convertible Senior Debentures were not included in the computation of diluted per share amounts as the conversion price exceeded the average market price. All of these convertible debentures were redeemed in January 2018. 4,162,200 shares related to the mandatorily redeemable convertible preferred shares for the eleven months ended November 30, 2018, were not included in the computation of diluted per share amounts as the effect was antidilutive.
Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2019, the Board of Directors approved a $500.0 million share repurchase authorization. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors authorized the repurchase of an additional 9.25 million shares in the open market. In January 2020, the Board of Directors approved an increase of $250.0 million to the share repurchase authorization and in March 2020, the Board of Directors approved an additional share repurchase authorization of $100.0 million. In June 2020, the Board of Directors increased the share repurchase authorization by $176.7 million and in September 2020, the Board of Directors increased the share repurchase authorization by $128.0 million. During the twelve months ended November 30, 2020, we purchased a total of 42,134,910 of our common shares for an aggregate purchase price of $812.7 million, or an average price of

$19.29 per share. At November 30, 2020, we had approximately $57.2 million available for future purchases. In January 2021, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $57.2 million.
Note 22.  Commitments, Contingencies and Guarantees
Commitments
The following table summarizes commitments associated with certain business activities (in millions):

	Expected Maturity Date
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Maximum Payout

Equity commitments (1)	$365.5	$53.4	$25.3	$14.5	$6.8	$465.5
Loan commitments (1)	249.5	10.0	25.0	2.3	—	286.8
Underwriting commitments	243.3	—	—	—	—	243.3
Forward starting reverse repos (2)	6,048.0	—	—	—	—	6,048.0
Forward starting repos (2)	3,488.7	—	—	—	—	3,488.7
Other unfunded commitments (1)	156.6	25.0	5.2	—	—	186.8
	$10,551.6	$88.4	$55.5	$16.8	$6.8	$10,719.1

(1)Equity commitments, loan commitments and other unfunded commitments are generally presented by contractual maturity date. The amounts are however mostly available on demand.
(2)At November 30, 2020, $5,919.9 million within forward starting securities purchased under agreements to resell and $3,480.4 million within forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At November 30, 2020, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $11.0 million.
See Note 9 for additional information regarding Jefferies Group's investment in Jefferies Finance.
Additionally, at November 30, 2020, we had other outstanding equity commitments to invest up to $200.0 million to third- parties with strategic relationships and up to $156.8 million to various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions, SPE sponsors in connection with the funding of CLO and other asset-backed transactions, and third-parties with strategic relationships. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2020, we had $80.0 million of outstanding loan commitments to clients and $5.9 million to third-parties with strategic relationships.
Loan commitments outstanding at November 30, 2020 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At November 30, 2020, $50.0 million of Jefferies $250.0 million commitment was funded.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of November 30, 2020 (in millions):

	Expected Maturity Date
Guarantee Type	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$12,607.6	$2,475.8	$5,760.8	$390.4	$11.9	$21,246.5
Written derivative contracts – credit related	—	—	6.4	—	—	6.4
Total derivative contracts	$12,607.6	$2,475.8	$5,767.2	$390.4	$11.9	$21,252.9
The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. The fair value of derivative contracts meeting the definition of a guarantee is approximately $181.3 million at November 30, 2020.
Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At November 30, 2020, the aggregate amount of commercial paper outstanding was $1.47 billion.
HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At November 30, 2020, the aggregate amount of infrastructure improvement bonds outstanding was $82.0 million.
Other Guarantees.  We are members of various exchanges and clearing houses. In the normal course of business, we provide guarantees to securities clearing houses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearing houses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted. Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote.  Accordingly, no liability has been recognized for these arrangements. Additionally, we provide certain indemnifications in connection with third-party clearing and execution arrangements whereby a third-party may clear and settle transactions on behalf of our clients. These indemnifications generally have standard contractual terms and are entered into in the ordinary course of business. Our obligations in respect of such transactions are secured by the assets in our client's account, as well as any proceeds received from the transactions cleared and settled on behalf of our client. However, we believe that it is unlikely we would have to make any material payments under these arrangements and no material liabilities related to these indemnifications have been recognized.
Standby Letters of Credit.  At November 30, 2020, we provided guarantees to certain counterparties in the form of standby letters of credit totaling of $22.0 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.
Note 23.  Net Capital Requirements
Jefferies LLC operates as a broker-dealer registered with the U.S. Securities and Exchange Commission ("SEC") and a member firm of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

Jefferies LLC's net capital and excess net capital as of November 30, 2020 were $2,161.3 million and $2,060.5 million, respectively.

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

Note 24.  Other Fair Value Information
The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	November 30, 2020		November 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other Assets:
Notes and loans receivable (1)	$727,492	$744,424	$775,501	$784,053

Financial Liabilities:
Short-term borrowings (2)	759,648	759,648	548,490	548,490
Long-term debt (3)	6,639,794	7,495,642	7,121,776	7,569,837

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
Note 25.  Related Party Transactions
Jefferies Capital Partners Related Funds. Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at November 30, 2020 and 2019 are Jefferies Group's equity investments in Private Equity Related Funds of $19.0 million and $23.0 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $(3.0) million, $(5.7) million and $12.1 million were recorded in Principal transactions revenues for the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, respectively. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 8 and 22.
Berkadia Commercial Mortgage, LLC. At November 30, 2020 and 2019, Jefferies Group has commitments to purchase $401.0 million and $360.4 million, respectively, in agency commercial mortgage-backed securities from Berkadia.
HRG Group, Inc. ("HRG"). Jefferies Group recognized investment banking revenues of $3.0 million for the eleven months ended November 30, 2018 in connection with the merger of HRG into Spectrum Brands.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $2.7 million and $9.9 million at November 30, 2020 and 2019, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.
Officers, Directors and Employees. We had $38.9 million and $44.8 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at November 30, 2020 and 2019, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
Jefferies Finance. During the twelve months ended November 30, 2019, we purchased $65.3 million of loan receivables from Jefferies Finance which settled during the twelve months ended November 30, 2020. See Note 9 for additional information on transactions with Jefferies Finance.

Sale of Property. On November 29, 2019, we sold a hotel and restaurant in Telluride, Colorado that we owned, to the Company's Chairman and certain of his family trusts in exchange for 780,315 shares of the Company's common stock, at a price of $21.03 per share.

Sale of Subsidiary. On November 3, 2020, we sold a wholly-owned subsidiary primarily invested in short-dated receivables that related to an asset management strategy to an investment fund managed by us for approximately $180.7 million. The gain on sale was not material.
Note 26.  Discontinued Operations
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
A summary of the results of discontinued operations for National Beef for the period from January 1, 2018 through June 4, 2018 as included in discontinued operations for the eleven months ended November 30, 2018 is as follows (in thousands):

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

Net income attributable to the redeemable noncontrolling interests in the Consolidated Statements of Operations includes $37.1 million for the eleven months ended November 30, 2018 related to National Beef's noncontrolling interests. Pre-tax income from discontinued operations attributable to Jefferies Financial Group Inc. common shareholders was $140.0 million for the eleven months ended November 30, 2018.

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
Note 27.  Segment Information
We are engaged in investment banking and capital markets, asset management and direct investing. During the first quarter of 2020, we changed our internal structure with regard to our operating segments. Previously, our segments consisted of (1) Investment Banking, Capital Markets and Asset Management, which included all of the financial results of Jefferies Group; (2) Merchant Banking; and (3) Corporate. In the first quarter of 2020, we appointed co-Presidents of Asset Management and created a separate operating segment that consists of the asset management activity previously included in our Investment Banking, Capital Markets and Asset Management segment, together with asset management activity previously included in our Merchant Banking segment. In order to compare results with prior periods, we have recast our segment results for the prior periods to conform to our current presentation.
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
Merchant Banking consists of our various merchant banking businesses and investments, primarily including Linkem, Vitesse Energy Finance and JETX Energy, real estate, Idaho Timber, FXCM and WeWork. Merchant Banking businesses and investments also included National Beef, prior to its sale in November 2019, Spectrum Brands, prior to its distribution to shareholders in October 2019, Berkadia, prior to its transfer to Jefferies Group in the fourth quarter of 2018, and Garcadia, prior to its sale in August 2018.
As discussed further in Notes 1 and 26, on June 5, 2018, we sold 48% of National Beef to Marfrig and deconsolidated our investment in National Beef. Results prior to June 5, 2018 are classified in discontinued operations and are not included in the table below. On November 29, 2019 we sold our remaining 31% interest in National Beef to Marfrig and other shareholders. Our retained 31% interest in National Beef was accounted for under the equity method, and results subsequent to the June 5, 2018 closing through November 29, 2019 are included in Merchant Banking in the table below.
Corporate assets primarily consist of cash and cash equivalents. Corporate revenues primarily include interest income.

Certain information concerning our segments is presented in the following table. Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
		(In thousands)
Net revenues:
Reportable Segments:
Investment Banking and Capital Markets	$4,989,138	$3,035,988	$3,184,426
Asset Management	235,255	84,894	(14,280)
Merchant Banking	764,460	735,213	577,278
Corporate	13,258	32,833	22,300
Total net revenues related to reportable segments	6,002,111	3,888,928	3,769,724
Consolidation adjustments	8,763	4,048	(5,690)
Total consolidated net revenues	$6,010,874	$3,892,976	$3,764,034

Income (loss) from continuing operations before income taxes:
Reportable Segments:
Investment Banking and Capital Markets (1)	$1,119,888	$347,050	$464,913
Asset Management	68,927	(41,126)	(133,729)
Merchant Banking (1)	(24,598)	289,492	88,971
Corporate	(55,619)	(68,467)	(66,140)
Income from continuing operations before income taxes related to reportable segments	1,108,598	526,949	354,015
Parent Company interest	(53,445)	(53,048)	(54,090)
Consolidation adjustments	11,930	4,707	(3,825)
Total consolidated income from continuing operations before income taxes	$1,067,083	$478,608	$296,100

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking and Capital Markets	$82,334	$77,549	$67,467
Asset Management	5,247	2,042	1,324
Merchant Banking	67,362	69,805	48,357
Corporate	3,496	3,475	3,169
Total consolidated depreciation and amortization expenses	$158,439	$152,871	$120,317

	November 30, 2020	November 30, 2019	November 30, 2018
Identifiable assets employed:
Reportable Segments:
Investment Banking and Capital Markets (2)	$44,835,126	$40,523,223	$38,617,201
Asset Management	3,231,059	3,313,716	2,633,585
Merchant Banking	3,173,064	3,285,671	4,164,605
Corporate	2,178,699	2,432,119	1,838,037
Identifiable assets employed related to reportable segments	53,417,948	49,554,729	47,253,428
Consolidation adjustments	(299,596)	(94,495)	(122,333)
Total consolidated assets	$53,118,352	$49,460,234	$47,131,095

(1)Amounts related to Berkadia are included in Merchant Banking prior to their transfer to the Investment Banking and Capital Markets segment in the fourth quarter of 2018. Income from continuing operations before income taxes related to the net assets transferred were $78.7 million for the eleven months ended November 30, 2018.
(2)Includes $235.7 million, $197.7 million and $243.2 million at November 30, 2020, 2019 and 2018, respectively, of the deferred tax asset, net.

Net revenues for the Investment Banking and Capital Markets segment and Asset Management segment are recorded in the geographic region in which the position was risk-managed, in the case of Investment Banking and Capital Markets in which the senior coverage banker is located, or for Asset Management, according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Americas (1)	$4,871,313	$3,188,353	$3,231,522
Europe (2)	853,674	592,087	436,861
Asia Pacific	285,887	112,536	95,651
	$6,010,874	$3,892,976	$3,764,034
(1)Substantially all relates to U.S. results.
(2)Substantially all relates to United Kingdom results.
Interest expense classified as a component of Net revenues relates to Jefferies Group. For the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($53.4 million, $53.0 million and $54.1 million, respectively) and Merchant Banking ($31.4 million, $34.1 million and $26.2 million, respectively). Interest expense for the eleven months ended November 30, 2018 also includes $9.0 million related to the Asset Management segment.
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

Note 28.  Selected Quarterly Financial Data (Unaudited)

	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
	(In thousands, except per share amounts)
2020
Net revenues	$1,386,328	$1,147,589	$1,616,170	$1,860,787
Income from continuing operations	112,021	43,545	304,839	308,005
Net loss attributable to the noncontrolling interest	2,129	2,580	324	238
Net loss attributable to the redeemable noncontrolling interests	282	198	650	428
Preferred stock dividends	(1,422)	(1,404)	(1,404)	(1,404)
Net income attributable to Jefferies Financial Group Inc. common shareholders	113,010	44,919	304,409	307,267

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.37	$0.16	$1.08	$1.12
Number of shares used in calculation	302,406	286,764	280,695	272,901

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.37	$0.16	$1.07	$1.11
Number of shares used in calculation	308,280	286,764	285,136	277,342

2019
Net revenues	$828,443	$1,101,657	$856,778	$1,106,098
Income from continuing operations	47,015	672,276	49,394	193,878
Net (income) loss attributable to the noncontrolling interest	(1,066)	191	116	2,606
Net (income) loss attributable to the redeemable noncontrolling interests	138	(427)	242	333
Preferred stock dividends	(1,276)	(1,276)	(1,275)	(1,276)
Net income attributable to Jefferies Financial Group Inc. common shareholders	44,811	670,764	48,477	195,541

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.14	$2.17	$0.16	$0.63
Number of shares used in calculation	315,175	307,010	310,288	310,266

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.14	$2.14	$0.15	$0.62
Number of shares used in calculation	318,752	312,527	311,897	316,566
(1)    The first quarter of 2020 includes a non-cash charge of $55.6 million to write off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market and a non-cash charge of $33.0 million to write down the value of our investment in JETX Energy to reflect the impact of oil price declines during the quarter. These decreases were partially offset by a gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in some of our other investments within Merchant Banking.

The first quarter of 2019 includes $27.1 million of equity income related to National Beef and a mark-to-market increase of $36.0 million in the value of our investment in Spectrum Brands.

(2)    The second quarter of 2020 includes a $44.2 million non-cash charge to write down the value of our investment in WeWork, a non-cash charge of $13.2 million to write down Vitesse Energy Finance's oil and gas assets in the DJ Basin, reflecting a significant decrease in oil and gas prices, $12.2 million in non-cash write-downs of HomeFed's interests in a hotel and a retail center significantly impacted by the external events of the second quarter and $19.3 million in mark-to-market unrealized decreases in the values of some of our investments in public companies.

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

(3)    The third quarter of 2020 includes record pre-tax income of $363.4 million from Jefferies Group, reflecting record quarterly total net revenues of $1,383.4 million, and $54.5 million in mark-to-market unrealized increases in the values of some of our investments in public companies.

The third quarter of 2019 includes a $72.1 million pre-tax gain related to the purchase of the remaining interest in HomeFed and $75.9 million of equity income related to National Beef. This increase was partially offset by a $146.0 million decrease in the estimated fair value of our investment in WeWork.

(4)    The fourth quarter of 2020 includes record pre-tax income of $405.8 million from Jefferies Group, reflecting record quarterly total net revenues of $1,609.0 million, and $14.9 million in mark-to-market unrealized increases in the values of some of our investments in public companies.

    The fourth quarter of 2019 includes a $205.0 million pre-tax gain on the sale of our 31% equity interest in National Beef and $94.1 million of equity income related to National Beef, prior to its sale. These increases were partially offset by a decrease in the estimated fair value of our investment in WeWork of $69.4 million.

In 2020 and 2019, the totals of quarterly per share amounts may not equal annual per share amounts because of changes in outstanding shares during the year.

Schedule I - Condensed Financial Information of Registrant
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Financial Condition
November 30, 2020 and 2019
(Dollars in thousands, except par value)

	November 30,
	2020	2019
ASSETS
Cash and cash equivalents	$723	$3,553
Financial instruments owned, at fair value	132,959	207,162
Investments in subsidiaries	10,265,085	10,520,986
Advances to subsidiaries	151,202	137,549
Investments in associated companies	20,483	26,615
Other assets	86,381	77,546
Total assets	$10,656,833	$10,973,411

LIABILITIES
Accrued interest payable	$6,629	$6,629
Pension liabilities	37,972	46,561
Other payables, expense accruals and other liabilities	90,624	224,134
Advances from subsidiaries	4	4
Long-term debt	992,711	991,378
Total liabilities	1,127,940	1,268,706

Commitments and contingencies

MEZZANINE EQUITY
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 249,750,542 and 291,644,153 shares issued and outstanding, after deducting 66,712,070 and 24,818,459 shares held in treasury	249,751	291,644
Additional paid-in capital	2,911,223	3,627,711
Accumulated other comprehensive income (loss)	(288,917)	(273,039)
Retained earnings	6,531,836	5,933,389
Total Jefferies Financial Group Inc. shareholders' equity	9,403,893	9,579,705

Total	$10,656,833	$10,973,411

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Operations
For the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018
(In thousands, except per share amounts)

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Revenues:
Principal transactions	$53,243	$(246,101)	$120,886
Gain on sale of equity interest in National Beef	—	205,017	—
Other	2,430	50,186	663
Total revenues	55,673	9,102	121,549

Expenses:
Compensation and benefits	47,384	61,920	49,955
WilTel pension expense	2,822	2,594	2,659
Interest expense	53,445	53,048	54,090
Intercompany interest expense	—	—	3,642
Selling, general and other expenses	20,279	23,062	21,664
Total expenses	123,930	140,624	132,010
Loss from continuing operations before income taxes, income (loss) related to associated companies and equity in earnings of subsidiaries	(68,257)	(131,522)	(10,461)
Income (loss) related to associated companies	(4,325)	229,320	96,808
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(72,582)	97,798	86,347
Income tax benefit	(16,290)	(523,310)	(5,281)
Income (loss) from continuing operations before equity in earnings of subsidiaries	(56,292)	621,108	91,628
Equity in earnings from continuing operations of subsidiaries, net of taxes	831,531	343,588	198,317
Income from continuing operations	775,239	964,696	289,945
Equity in earnings from discontinued operations of subsidiaries, net of taxes	—	—	92,922
Gain on disposal of discontinued operations, net of taxes	—	—	643,921
Net income	775,239	964,696	1,026,788
Preferred stock dividends	(5,634)	(5,103)	(4,470)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$769,605	$959,593	$1,022,318

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$2.68	$3.07	$0.82
Income from discontinued operations	—	—	0.27
Gain on disposal of discontinued operations	—	—	1.84
Net income	$2.68	$3.07	$2.93

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Income from continuing operations	$2.65	$3.03	$0.81
Income from discontinued operations	—	—	0.26
Gain on disposal of discontinued operations	—	—	1.83
Net income	$2.65	$3.03	$2.90
See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Comprehensive Income (Loss)
For the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018
(In thousands)

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Net income	$775,239	$964,696	$1,026,788
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $117, $165 and $(551)	372	487	(1,560)
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0, $(545,054) and $37	—	(543,178)	(109)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $117, $545,219 and $(588)	372	(542,691)	(1,669)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $11,392, $1,146 and $(11,089)	35,991	544	(71,543)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0, $(52) and $(16)	—	149	(20,459)
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $11,392, $1,198 and $(11,073)	35,991	693	(92,002)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(16,228), $(4,653) and $9,289	(51,865)	(13,588)	29,620
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $146, $(144) and $311	(397)	427	(916)
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(16,374), $(4,509) and $8,978	(52,262)	(13,161)	28,704

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $0, $0 and $552	—	—	1,608
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income, net of income tax provision (benefit) of $0, $161 and $0	—	(470)	—
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $0, $(161) and $552	—	(470)	1,608

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $(970), $(2,473) and $(297)	(2,851)	(7,103)	(844)
Less: reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(957), $(490) and $(697)	2,872	1,407	7,349
Net change in pension liability benefits, net of income tax provision (benefit) of $(13), $(1,983) and $400	21	(5,696)	6,505

Other comprehensive loss, net of income taxes	(15,878)	(561,325)	(56,854)

Comprehensive income	759,361	403,371	969,934
Preferred stock dividends	(5,634)	(5,103)	(4,470)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$753,727	$398,268	$965,464

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
For the twelve months ended November 30, 2020 and 2019 and the eleven months ended November 30, 2018
(In thousands)

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Net cash flows from operating activities:
Net income	$775,239	$964,696	$1,026,788
Adjustments to reconcile net income to net cash provided by operations:
Deferred income tax provision (benefit)	(1,787)	(12,953)	142,085
Recognition of accumulated other comprehensive income lodged taxes	—	(544,583)	—
Accretion of interest	1,151	1,088	944
Share-based compensation	40,038	49,848	48,249
Equity in earnings of subsidiaries, including equity in earnings of discontinued operations	(831,531)	(343,588)	(291,239)
Gain on disposal of discontinued operation	—	—	(873,474)
(Income) loss related to associated companies	4,325	(229,320)	(96,808)
Distributions from associated companies	1,359	319,142	24,711
Gains on sale/revaluation of associated companies	—	(254,875)	—
Net change in:
Financial instruments owned, at fair value	74,203	196,245	(120,886)
Other assets	(328)	376	129
Accrued interest payable	—	—	(4,818)
Pension liabilities	(5,865)	(5,062)	(5,231)
Other payables, expense accruals and other liabilities	(74,274)	(5,260)	(1,712)
Income taxes receivable/payable, net	65,057	94,510	242,637
Other	3,094	3,770	6,315
Net cash provided by operating activities	50,681	234,034	97,690

Net cash flows from investing activities:
Distributions (to) from subsidiaries, net	738,908	(388,739)	38,304
Proceeds from sale of subsidiary	180,664	—	—
Proceeds from sale of associated companies	—	790,612	—
Advances on loans receivables	(23,000)	—	—
Collections on loans receivables	23,000	—	—
Investments in associated companies	(1,237)	(51,622)	(1,228)
Capital distributions from associated companies	1,638	32,612	24,442
Purchases of investments (other than short-term)	—	—	(1,500)
Other	—	(948)	—
Net cash provided by investing activities - continuing operations	919,973	381,915	60,018
Net cash provided by investing activities - discontinued operations	—	—	1,158,655
Net cash provided by investing activities	919,973	381,915	1,218,673

Net cash flows from financing activities:
Advances (to) from subsidiaries, net	3,293	(2,487)	(1,139)
Issuance of common shares	1,034	1,112	3,611
Purchase of common shares for treasury	(816,871)	(509,914)	(1,130,854)
Dividends paid	(160,940)	(149,647)	(151,758)
Net cash used for financing activities	(973,484)	(660,936)	(1,280,140)

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,830)	(44,987)	36,223

Cash, cash equivalents and restricted cash at beginning of period	3,553	48,540	12,317

Cash, cash equivalents and restricted cash at end of period	$723	$3,553	$48,540

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

The Parent Company Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Significant Accounting Policies, in the Company's consolidated financial statements included in the 2020 10-K.

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

2. Cash Flows

Supplemental cash flow information related to the Parent Company is as follows (in thousands):

	Twelve Months Ended November 30, 2020	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Cash paid for:
Interest, net of amounts capitalized	$52,112	$51,786	$57,813
Income tax payments (refunds), net	1,811	10,796	32,576

Non-cash investing activities:
Investments contributed to subsidiary	$51,190	$—	$—
Dividends received from subsidiaries	194,362	18,117	8,450,147

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
During the twelve months ended November 30, 2019, we had $451.1 million in non-cash financing activities related to our distribution of all of our 7,514,477 shares of Spectrum Brands Holdings, Inc. through a special pro rata dividend to our stockholders.
During the twelve months ended November 30, 2019, the Parent Company had $1.2 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to November 30, 2019. During the eleven months ended November 30, 2018, the Parent Company had $17.6 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to November 30, 2018.

Cash, cash equivalents and restricted cash is included in Cash and cash equivalents in the Condensed Statements of Financial Condition.

3. Transactions with Subsidiaries

The Parent Company has transactions with its equity method subsidiaries, many of which were structured as interest bearing advances to/from its subsidiaries. Intercompany interest expense primarily reflected the interest on funding advances incurred by the Parent to its wholly-owned subsidiary which holds assets related to its treasury function. Interest was incurred on funding advances based on the prime rate plus .125%. Although there is frequent cash movement between these subsidiaries and the Parent, they do not generally represent cash dividends. The Parent Company received cash distributions from Jefferies Group of $498.7 million during the twelve months ended November 30, 2020, $311.1 million during the twelve months ended November 30, 2019 and $248.7 million during the eleven months ended November 30, 2018.

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

4. Commitments, Contingencies and Guarantees

In the normal course of its business, the Parent Company has various commitments, contingencies and guarantees as described in Note 22, Commitments, Contingencies and Guarantees, and Note 14, Mezzanine Equity, in the Company's consolidated financial statements.

In connection with the 2018 transfers of the Company's Leucadia Asset Management seed investments, as well as its interest in Berkadia Commercial Mortgage Holding LLC, to Jefferies Group, related deferred tax liabilities of approximately $50.9 million were transferred to Jefferies Group, for which the Parent Company indemnified Jefferies Group. These transferred deferred tax liabilities were adjusted by an additional $19.1 million during the fourth quarter of 2019. At November 30, 2020 and 2019, $31.8 million and $51.7 million, respectively, related to such indemnification is reflected in Other payables, expense accruals and other liabilities in the Condensed Statements of Financial Condition.

5. Restricted Net Assets

For a discussion of the Company's regulatory requirements, see Note 23, Net Capital Requirements, in the Company's consolidated financial statements. Some of the Company's consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the Parent Company.

At November 30, 2020 and 2019, $6.5 billion and $5.7 billion, respectively, of net assets of the Parent Company's consolidated subsidiaries are restricted as to the payment of cash dividends, or the ability to make loans or advances to the Parent Company. At November 30, 2020 and 2019, $5.7 billion and $4.9 billion, respectively, of these net assets are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the Parent Company.

Included in retained earnings of the Parent Company at November 30, 2020 are $161.0 million of undistributed earnings of unconsolidated associated companies. For further information, see Note 9, Loans to and Investments in Associated Companies, in the Company's consolidated financial statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Managers
National Beef Packing Company, LLC

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC (a Delaware limited liability company) and subsidiaries, which comprise the consolidated balance sheet as of December 28, 2019, and the related consolidated statements of operations, comprehensive income, members’ capital, and cash flows for the fiscal years ended December 28, 2019 and December 29, 2018, and the related notes to the financial statements.

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

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of December 28, 2019, and the results of their operations and their cash flows for the fiscal years ended December 28, 2019 and December 29, 2018 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter
As discussed in Note 2, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASC 842. Our opinion is not modified with respect to this matter.

/s/ Grant Thornton LLP
Kansas City, Missouri

February 25, 2020

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheet
(in thousands)

December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$12,507
Accounts receivable, less allowance for returns and doubtful accounts of $2,540	290,391
Due from affiliates	961
Other receivables	5,887
Inventories	287,795
Other current assets	28,819
Total current assets	626,360
Property, plant and equipment, at cost:
Land and improvements	35,453
Buildings and improvements	261,280
Machinery and equipment	536,763
Trailers and automotive equipment	3,410
Furniture and fixtures	15,540
Construction in progress	88,372
940,818
Less accumulated depreciation	412,921
Net property, plant and equipment	527,897
Goodwill	30,634
Other intangibles, net of accumulated amortization of $364,196	506,092
Right of use assets, net of accumulated amortization of $21,306	90,907
Other assets	29,316
Total Assets	$1,811,206
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$19,678
Current portion of right of use liabilities	25,248
Cattle purchases payable	116,280
Accounts payable — trade	109,232
Due to affiliates	2,762
Accrued compensation and benefits	151,920
Accrued insurance	21,819
Other accrued expenses and liabilities	44,794
Total current liabilities	491,733
Long-term debt, excluding current installments	410,560
Long-term portion of right of use liabilities	67,077
Other liabilities	21,603
Total liabilities	990,973
Commitments and contingencies
Members’ capital:
Members’ capital	820,332
Accumulated other comprehensive loss	(99)
Total members’ capital	820,233
Total Liabilities and Members' capital	$1,811,206

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018 (a)
Net sales	$8,579,568	$7,680,763
Costs and expenses:
Cost of sales	7,554,273	6,890,424
Selling, general and administrative	83,005	74,720
Depreciation and amortization	121,598	105,512
Total costs and expenses	7,758,876	7,070,656
Operating income	820,692	610,107
Other income (expense):
Interest income	465	314
Interest expense	(11,515)	(10,483)
Income before taxes	809,642	599,938
Income tax expense	3,038	2,607
Net income	$806,604	$597,331
(a) Financial information has been recast to include results attributable to Ohio Beef.

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018 (a)
Net income	$806,604	$597,331
Other comprehensive income:
Foreign currency translation adjustments	(20)	(22)
Comprehensive income	$806,584	$597,309
(a) Financial information has been recast to include results attributable to Ohio Beef.

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018 (a)
Cash flows from operating activities:
Net income	$806,604	$597,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,598	105,512
Provision for returns and doubtful accounts	11,294	9,575
Deferred income tax provision	166	248
Gain on disposal of property, plant and equipment	(93)	(960)
Amortization of debt issuance costs	735	722
Change in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(57,561)	(41,361)
Due from affiliates	(158)	(17)
Other receivables	(1,169)	4,584
Inventories	(12,980)	14,615
Other assets	(17,480)	(9,829)
Right of use assets and lease liabilities, net	1,418	—
Cattle purchases payable	(11)	(7,649)
Accounts payable	8,674	(1,851)
Due to affiliates	2,612	(612)
Accrued compensation and benefits	40,874	28,406
Accrued insurance	(2,696)	9,854
Other accrued expenses and liabilities	4,633	6,611
Net cash provided by operating activities	906,460	715,179
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(91,553)	(96,530)
Acquisition of Iowa Premium LLC, net of cash acquired	(145,195)	—
Proceeds from sale of property, plant and equipment	1,916	2,122
Net cash used in investing activities	(234,832)	(94,408)
Cash flows from financing activities:
Receipts under revolving credit lines	167,696	255,288
Payments under revolving credit lines	(200,000)	(290,288)
Receipts under reducing revolving credit lines	741,250	300,000
Payments under reducing revolving credit lines	(470,250)	(285,000)
Net repayments of other indebtedness/capital leases	(1,429)	(105)
Cash paid for financing costs	(450)	—
Cash paid for common control acquisition	(60,000)	—
Member distributions	(882,637)	(572,409)
Net cash used in financing activities	(705,820)	(592,514)
Effect of exchange rate changes on cash	(47)	(27)
Net (decrease) increase in cash	(34,239)	28,230
Cash and cash equivalents at beginning of period	46,746	18,516
Cash and cash equivalents at end of period	$12,507	$46,746
Supplemental disclosures:
Cash paid during the period for interest	$11,409	$11,333
Cash paid during the period for taxes	$1,458	$1,906
Supplemental non-cash disclosures of investing and financing activities:
Non-cash additions to property, plant and equipment	$11,551	$3,677
Assets acquired through capital lease	$12,849	$147
(a) Financial information has been recast to include results attributable to Ohio Beef.

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
(a) Financial information has been recast to include results attributable to Ohio Beef.

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

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Tama, Iowa, consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas and a beef patty manufacturing facility in North Baltimore, Ohio. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to the Company and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides hide tanning services for the Company. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas.  As of December 28, 2019, approximately 58% of our employees were represented by collective bargaining agreements. The Company makes certain contributions for the benefit of employees (see Note 8).

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

Effective December 30, 2018, the beginning of our 2019 fiscal year, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842, “Leases” (“ASC 842”). We adopted this standard utilizing the FASB’s transition option which allows the Company to continue to apply the legacy guidance in ASC 840, “Leases” (“ASC 840”), including its disclosure requirements, in the comparative periods presented in the year of adoption. Accordingly, the relevant lease information in the accompanying financial statements and disclosures is accounted for under ASC 842 for fiscal year 2019, and ASC 840 for fiscal year 2018. Adoption of the standard in fiscal 2019 resulted in an operating lease right of use asset of approximately $75.4 million and an operating lease right of use liability of approximately $76.4 million. Additional information regarding leases is included in “Note 4. Leases.”

Effective December 31, 2017, the beginning of our 2018 fiscal year, the Company adopted FASB’s ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). We adopted this standard using the cumulative effect adjustment,

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

often referred to as modified retrospective approach. There was no cumulative effect to be recorded as an adjustment to the opening balance of retained earnings. Additional information regarding revenue recognition is included in “Note 3. Revenue Recognition.”
Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2019 and 2018 were each 52-week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.
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

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended December 28, 2019 and December 29, 2018 (in thousands):

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 29, 2018	$(4,211)	$(9,575)	$11,202	$(2,584)
December 28, 2019	$(2,584)	$(11,294)	$11,338	$(2,540)
Inventories

Inventories consist primarily of beef and beef by-products, parts and supplies and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories consisted of the following (in thousands):

December 28, 2019
Dressed and boxed beef products	$212,231
Beef by-products	38,542
Parts, supplies and other	37,022
Total inventory	$287,795
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

Depreciation expense was $74.2 million and $60.3 million for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative.  Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations as incurred.

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $1.4 million and $1.9 million for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amounts of goodwill are as follows (in thousands):

December 28, 2019
Beginning balance	$14,991
Iowa Premium, LLC acquisition	15,643
Ending balance	$30,634

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended December 28, 2019 and December 29, 2018 the Company recognized $47.4 million and $45.3 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 28, 2019, for each of the next five years and thereafter (in thousands):

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
Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 28, 2019, as substantially all debt carries variable interest rates.
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
Advertising

Advertising expenses are charged to operations in the period incurred and were $17.5 million and $16.2 million for the fiscal years ended December 28, 2019 and December 29, 2018.
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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Rent expense associated with operating leases was $24.5 million for fiscal year 2018.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 7.  LONG-TERM DEBT AND LOAN AGREEMENTS

The Company has entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 28, 2019, debt consisted of the following (in thousands):

December 28, 2019
Short-term debt:
Reducing revolver credit facility (a)	18,750
Current portion of loan costs (c)	(904)
Current portion of capital lease obligations (c)	1,832
19,678
Long-term debt:
Reducing revolver credit facility (a)	387,250
Industrial Development Revenue Bonds (b)	2,000
Revolving credit facility (a)	12,696
Long-term portion of loan costs (c)	(1,281)
Long-term capital lease obligations (c)	9,895
410,560
Total debt	$430,238
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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equipment in NBP’s consolidated balance sheets.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.

(c)     Debt issuance costs - Amortization of $0.7 million and $0.7 million was charged to interest expense during the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 28, 2019, are as follows (in thousands):

Minimum Principal Maturities
Fiscal year ending December:
2020	$19,678
2021	19,708
2022	382,806
2023	1,765
2024	1,997
Thereafter	4,284
Total minimum principal maturities	$430,238
Other Commitments

Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 million was paid in each of the fiscal years 2019 and 2018, respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2020 through 2023.
NOTE 8.  RETIREMENT PLANS

The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options.  The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.9 million and $1.5 million for the fiscal years 2019 and 2018, respectively.

During 2017, the Company bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from a UFCW sponsored retirement plan in which certain of our employees participate (the “UFCW Plan”). As a result, the Company is required to make withdrawal payments into the fund over a 20-year period. Payments into the UFCW Plan began during 2018. The current portion of the withdrawal liability is approximately $0.8 million and is included in Other accrued expenses and liabilities on the Consolidated Balance Sheets. The long-term portion of the withdrawal liability is approximately $17.2 million for the period ending December 28, 2019 and is included in Other liabilities on the Consolidated Balance Sheet.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES

Income tax expense includes the following current and deferred provisions (in thousands):

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018
Current provision:
Federal	$1,442	$1,233
State	1,338	1,081
Foreign	92	45
Total current tax expense	2,872	2,359
Deferred provision:
Federal	136	200
State	30	48
Foreign	—	—
Total deferred tax expense	166	248
Total income tax expense	$3,038	$2,607

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 21% in 2019 and 2018 to earnings before income taxes) as follows (in thousands):

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018
Computed “expected” income tax expense	$169,865	$125,395
Passthrough “expected” income tax expense	(168,442)	(124,152)
State taxes, net of federal	1,368	1,129
Permanent differences	249	229
Other	(2)	6
Total income tax expense	$3,038	$2,607

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

December 28, 2019
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$17
Intangible assets	22
Self-insurance and workers’ compensation accruals	712
Employee benefit accruals	174
Total gross deferred tax assets	925
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	1,112
Other	64
Total gross deferred tax liabilities	1,176
Net deferred tax liabilities	$(251)

Net deferred tax liabilities at December 28, 2019 are included in the consolidated balance sheet as other liabilities.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities relate to the operations of National Carriers.

There was no valuation allowance provided for at December 28, 2019.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There are no unrecognized tax benefits recorded in the Company’s Consolidated Financial Statements as of December 28, 2019.
NOTE 10.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. In addition, the Company has certain purchase and sale transactions with Marfrig in the ordinary course of business.

During fiscal years 2019 and 2018, the Company had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended December 28, 2019	52 weeks ended December 29, 2018
Sales to:
Beef Products, Inc. (1)	$34,773	$28,360
MF Foods USA, LLC (2)	57	—
Total sales to affiliate	$34,830	$28,360
Purchases from:
Beef Products, Inc. (1)	$12,565	$12,750
Weston Importers, LTD (3)	656	—
Total purchases from affiliate	$13,221	$12,750
___________________________________
(1)Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings
(2)MF Foods USA, LLC is a wholly owned subsidiary of Marfrig
(3)Weston Importers, LTD is a wholly owned subsidiary of Marfrig

At December 28, 2019, the amount due from BPI for the sale of beef trimmings was approximately $0.9 million.  At December 28, 2019, the amount due to BPI for the purchase of processed lean beef was approximately $0.6 million.

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants. In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  We paid approximately $1.6 million during 2019 and $1.7 million during 2018 to BPI in technology and support fees.

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
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  FAIR VALUE MEASUREMENTS

The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of inputs used to measure fair value are as follows:

•Level 1 - quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.
•Level 2 - observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 - unobservable inputs for an asset or liability.  Unobservable inputs should only be used to the extent observable inputs are not available.

The following table details the assets and liabilities measured at fair value on a recurring basis as of December 28, 2019, and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

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
NOTE 12.  DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS

As part of the Company’s ongoing operations, the Company is exposed to market risks such as changes in commodity prices.  To manage these risks, the Company may enter into the following derivative instruments pursuant to our established policies:

•Forward purchase contracts for cattle for use in our beef plants

•Exchange traded futures contracts for cattle

•Exchange traded futures contracts for agricultural products

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

The Company enters into certain commodity derivatives, primarily with a diversified group of counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 28, 2019.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values as discussed in Note 11 and other information regarding derivative instruments not designated as hedging instruments (in thousands of dollars):

	Derivative Asset As of December 28, 2019		Derivative Liability As of December 28, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$722	Other accrued expenses and liabilities	$644
Totals		$722		$644

The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statement of Operations for the fiscal years ended December 28, 2019 and December 29, 2018 (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
Commodity contracts	Net sales	$(11)	$5,876
Commodity contracts	Cost of sales	2,443	4,936
Totals		$2,432	$10,812
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