Form 10-Q
period 2021-02-28
Jefferies Financial Group Inc.
filed 2021-04-08
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer's classes of common stock at March 31, 2021 was 246,972,393.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
February 28, 2021 and November 30, 2020
(Dollars in thousands, except par value)
(Unaudited)

	February 28, 2021	November 30, 2020
ASSETS
Cash and cash equivalents	$8,648,961	$9,055,148
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	615,115	604,321
Financial instruments owned, at fair value (including securities pledged of $12,150,880 and $13,065,585)	19,097,153	18,124,577
Loans to and investments in associated companies	1,689,048	1,686,563
Securities borrowed	7,150,657	6,934,762
Securities purchased under agreements to resell	6,680,284	5,096,769
Securities received as collateral, at fair value	—	7,517
Receivables	7,870,542	6,608,767
Property, equipment and leasehold improvements, net	896,317	897,204
Intangible assets, net and goodwill	1,914,322	1,913,467
Other assets	2,306,520	2,189,257
Total assets (1)	$56,868,919	$53,118,352

LIABILITIES
Short-term borrowings	$882,941	$764,715
Financial instruments sold, not yet purchased, at fair value	12,370,254	10,017,600
Securities loaned	2,519,077	1,810,748
Securities sold under agreements to repurchase	7,207,636	8,316,269
Other secured financings	4,508,425	3,288,384
Obligation to return securities received as collateral, at fair value	—	7,517
Lease liabilities	580,129	584,807
Payables, expense accruals and other liabilities	10,622,970	10,388,072
Long-term debt	8,243,150	8,352,039
Total liabilities (1)	46,934,582	43,530,151

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	30,979	24,676
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 246,703,277 and 249,750,542 shares issued and outstanding, after deducting 69,759,335 and 66,712,070 shares held in treasury	246,703	249,751
Additional paid-in capital	2,804,243	2,911,223
Accumulated other comprehensive income (loss)	(346,544)	(288,917)
Retained earnings	7,041,460	6,531,836
Total Jefferies Financial Group Inc. shareholders' equity	9,745,862	9,403,893
Noncontrolling interests	32,496	34,632
Total equity	9,778,358	9,438,525
Total	$56,868,919	$53,118,352
(1)    Total assets include assets related to variable interest entities of $747.1 million and $566.1 million at February 28, 2021 and November 30, 2020, respectively, and Total liabilities include liabilities related to variable interest entities of $4,517.9 million and $3,291.3 million at February 28, 2021 and November 30, 2020, respectively. See Note 7 for additional information related to variable interest entities.
See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended February 28, 2021 and February 29, 2020
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Revenues:
Commissions and other fees	$236,769	$179,430
Principal transactions	919,901	404,864
Investment banking	1,003,612	592,002
Interest income	240,497	326,366
Manufacturing revenues	137,847	77,607
Other	164,962	111,995
Total revenues	2,703,588	1,692,264
Interest expense of Jefferies Group	216,646	305,936
Net revenues	2,486,942	1,386,328

Expenses:
Compensation and benefits	1,172,543	670,193
Cost of sales	95,559	72,443
Floor brokerage and clearing fees	76,416	59,181
Interest expense	20,367	21,554
Depreciation and amortization	38,767	39,470
Selling, general and other expenses	271,937	297,838
Total expenses	1,675,589	1,160,679

Income before income taxes and loss related to associated companies	811,353	225,649
Loss related to associated companies	(10,568)	(67,855)
Income before income taxes	800,785	157,794
Income tax provision	218,236	45,773
Net income	582,549	112,021
Net loss attributable to the noncontrolling interests	743	2,129
Net loss attributable to the redeemable noncontrolling interests	769	282
Preferred stock dividends	(1,626)	(1,422)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$582,435	$113,010

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$2.17	$0.37

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$2.13	$0.37

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended February 28, 2021 and February 29, 2020
(In thousands)
(Unaudited)

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Net income	$582,549	$112,021
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(19) and $81	(60)	237
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0 and $0	—	—
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(19) and $81	(60)	237

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $3,253 and $(3,147)	11,083	(9,233)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0 and $0	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $3,253 and $(3,147)	11,083	(9,233)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(22,182) and $7,939	(69,214)	23,248
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $71 and $86	(222)	(252)
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(22,253) and $7,853	(69,436)	22,996

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0 and $0	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(261) and $(224)	786	639
Net change in pension liability, net of income tax provision (benefit) of $261 and $224	786	639

Other comprehensive income (loss), net of income taxes	(57,627)	14,639

Comprehensive income	524,922	126,660
Comprehensive loss attributable to the noncontrolling interests	743	2,129
Comprehensive loss attributable to the redeemable noncontrolling interests	769	282
Preferred stock dividends	(1,626)	(1,422)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$524,808	$127,649

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended February 28, 2021 and February 29, 2020
(In thousands)
(Unaudited)

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Net cash flows from operating activities:
Net income	$582,549	$112,021
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision	9,149	12,237
Depreciation and amortization of real estate, property, equipment and leasehold improvements	36,012	36,415
Other amortization	6,321	2,971
Stock-based compensation	20,678	9,947
Provision for doubtful accounts	3,267	10,870
(Income) loss related to associated companies	(77,338)	39,096
Distributions from associated companies	19,345	49,646
Net losses related to property and equipment, and other assets	165	34,193
Net change in:
Securities deposited with clearing and depository organizations	(84,307)	(296,514)
Financial instruments owned, at fair value	(957,696)	(1,526,004)
Securities borrowed	(211,177)	910,494
Securities purchased under agreements to resell	(1,576,329)	(614,635)
Receivables from brokers, dealers and clearing organizations	(581,609)	(1,433,478)
Receivables from customers of securities operations	(575,823)	(48,710)
Other receivables	(101,570)	(28,454)
Other assets	(45,883)	(231,104)
Financial instruments sold, not yet purchased, at fair value	2,339,208	(635,893)
Securities loaned	704,075	371,286
Securities sold under agreements to repurchase	(1,114,857)	909,654
Payables to brokers, dealers and clearing organizations	768,358	1,569,726
Payables to customers of securities operations	(161,557)	(51,154)
Lease liabilities	(12,811)	(17,959)
Trade payables, expense accruals and other liabilities	(387,334)	(199,966)
Other	(96,774)	97,232
Net cash used for operating activities	(1,495,938)	(918,083)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(24,243)	(60,982)
Advances on notes, loans and other receivables	(137,527)	(239,241)
Collections on notes, loans and other receivables	74,573	229,476
Loans to and investments in associated companies	(914,484)	(864,422)
Capital distributions and loan repayments from associated companies	969,817	883,299
Other	(476)	2,560
Net cash used for investing activities	$(32,340)	$(49,310)
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the three months ended February 28, 2021 and February 29, 2020
(In thousands)
(Unaudited)

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$431,811	$759,478
Repayment of debt	(396,556)	(555,076)
Net change in other secured financings	1,219,585	(150,485)
Net change in bank overdrafts	(4,706)	(34,518)
Contributions from noncontrolling interests	80	17,100
Purchase of common shares for treasury	(130,097)	(310,187)
Dividends paid	(49,768)	(42,793)
Other	(696)	316
Net cash provided by (used for) financing activities	1,069,653	(316,165)

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3,886	(2,927)

Net decrease in cash, cash equivalents and restricted cash	(454,739)	(1,286,485)

Cash, cash equivalents and restricted cash at beginning of period	9,664,972	8,480,435
Cash, cash equivalents and restricted cash at end of period	$9,210,233	$7,193,950

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	February 28, 2021	February 29, 2020

Cash and cash equivalents	$8,648,961	$6,710,659
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	496,571	410,632
Other assets	64,701	72,659
Total cash, cash equivalents and restricted cash	$9,210,233	$7,193,950

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended February 28, 2021 and February 29, 2020
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2020	$249,751	$2,911,223	$(288,917)	$6,531,836	$9,403,893	$34,632	$9,438,525
Cumulative effect of the adoption of accounting standards				(19,915)	(19,915)		(19,915)
Balance, December 1, 2020, as adjusted	249,751	2,911,223	(288,917)	6,511,921	9,383,978	34,632	9,418,610
Net income attributable to Jefferies Financial Group Inc. common shareholders				582,435	582,435		582,435
Net loss attributable to the noncontrolling interests					—	(743)	(743)
Other comprehensive loss, net of taxes			(57,627)		(57,627)		(57,627)
Contributions from noncontrolling interests					—	80	80
Distributions to noncontrolling interests					—	(1,473)	(1,473)
Stock-based compensation expense		20,678			20,678		20,678
Change in fair value of redeemable noncontrolling interests		(7,058)			(7,058)		(7,058)
Purchase of common shares for treasury	(5,103)	(124,994)			(130,097)		(130,097)
Dividends ($0.20 per common share)				(52,896)	(52,896)		(52,896)
Other	2,055	4,394			6,449		6,449
Balance, February 28, 2021	$246,703	$2,804,243	$(346,544)	$7,041,460	$9,745,862	$32,496	$9,778,358

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2019	$291,644	$3,627,711	$(273,039)	$5,933,389	$9,579,705	$21,979	$9,601,684
Net income attributable to Jefferies Financial Group Inc. common shareholders				113,010	113,010		113,010
Net loss attributable to the noncontrolling interests					—	(2,129)	(2,129)
Other comprehensive income, net of taxes			14,639		14,639		14,639
Contributions from noncontrolling interests					—	17,100	17,100
Stock-based compensation expense		9,947			9,947		9,947
Change in fair value of redeemable noncontrolling interests		1,564			1,564		1,564
Purchase of common shares for treasury	(14,738)	(312,763)			(327,501)		(327,501)
Dividends ($0.15 per common share)				(45,786)	(45,786)		(45,786)
Other	203	3,174			3,377		3,377
Balance, February 29, 2020	$277,109	$3,329,633	$(258,400)	$6,000,613	$9,348,955	$36,950	$9,385,905

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations

Jefferies Financial Group Inc. ("Jefferies," "we," "our" or the "Company") is engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, was established in 1962 and is now the largest independent U.S.-headquartered global full-service integrated investment banking and securities firm.

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

Our Asset Management segment comprises all asset management operations, including those within Jefferies Group. Within Asset Management, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. Asset Management offers institutional clients an innovative range of investment strategies through its affiliated managers.

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

We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at February 28, 2021. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem deployed its first 5G towers in late 2020 and plans to rapidly increase its network coverage and service offerings over the coming years as it upgrades to 5G, adds subscribers and leverages its assets. Linkem is accounted for under the equity method.

Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires, invests and monetizes non-operated working interests and royalties predominantly in the Bakken Shale of the Williston Basin in North Dakota. JETX Energy is our 98% owned consolidated subsidiary that currently has non-operated working interests and acreage in east Texas.

HomeFed is our 100% owned consolidated subsidiary that owns and develops residential and mixed-use real estate properties.

Idaho Timber is our 100% owned consolidated subsidiary engaged in the manufacture and distribution of various wood products.

Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2022 ($71.6 million principal outstanding at February 28, 2021), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM.

Note 2.  Basis of Presentation and Significant Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in our Form 10-K. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations. For a detailed discussion about the Company's significant accounting policies, see Note 2, Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended November 30, 2020 ("2020 10-K").

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate all of these estimates and assumptions.

During the three months ended February 28, 2021, other than the following, there were no significant changes made to the Company's significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board ("FASB") guidance on credit losses on financial instruments (the "new credit loss standard") on December 1, 2020. The credit loss policy updates were applied using a modified retrospective approach, through a cumulative-effect adjustment to retained earnings upon adoption. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Credit Losses

Provision for credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses inherent in Foursight Capital's finance receivables held for investment. The allowance for credit losses is established systematically by management based on the determination of the amount of credit losses inherent in the finance receivables held for investment as of the reporting date. All finance receivables held for investment of Foursight Capital are collectively evaluated for impairment. Management's estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Foursight Capital uses static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the receivables, which is supplemented by management judgment. Expected losses are estimated for groups of accounts aggregated by monthly vintage. Generally, the expected losses are projected based on historical loss experience over the last eight years, more heavily weighted toward recent performance when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Foursight Capital's estimate of expected credit losses includes a reasonable and supportable forecast period of two years and then reverts to an estimate based on historical losses. Foursight Capital reviews charge-off experience factors, contractual delinquency, historical collection rates, the value of underlying collateral and other information to make the necessary judgments as to credit losses expected in the portfolio as of the reporting date. While management utilizes the best information available to make its evaluations, changes in macroeconomic conditions, interest rate environments, or both, may significantly impact the assumptions and inputs used in determining the allowance for credit losses.

Foursight Capital's charge-off policy is based on a loan by loan review of delinquent finance receivables. The charge-off policy requires that balances be charged-off at the earlier of when they are 120 days contractually past due and the automobile has been in Foursight Capital's possession for at least 45 days, the month in which it has been determined in good faith that all amounts it expects to recover on a contract have been received, or at the end of the month in which they are 120 days contractually past due and the vehicle hasn’t been repossessed. The loans may be charged-off earlier than 120 days based upon management review of certain delinquent or impaired loans on an individual basis. Losses on finance receivables secured by automobiles are recognized at the time when anticipated losses are determined for contracts in repossession status. Foursight Capital generally initiates repossession proceedings when an account is three payments contractually past due.

Other financial assets measured at amortized cost are presented at the net amount expected to be collected and the measurement of credit losses and any expected increases or decreases in expected credit losses are recognized in earnings. The estimate of expected credit losses involves judgment and based on an assessment over the life of the financial instrument taking into consideration forecasts of expected future economic conditions. In evaluating secured financing receivables (reverse repurchases agreements, securities borrowing arrangements and margin loans), the underlying collateral maintenance provisions are taken into consideration. The underlying contractual collateral maintenance for significantly all of Jefferies Group's secured financing receivables requires that the counterparty continually adjust the collateralization amount, securing the credit exposure on these contracts. Collateralization levels for Jefferies Group's secured financing receivables are initially established based upon the counterparty, the type of acceptable collateral that is monitored daily and adjusted to mitigate the potential of any credit losses. Credit losses are not recognized for secured financing receivables where the underlying collateral's fair value is equal to or exceeds the asset's amortized cost basis. In cases where the collateral's fair value does not equal or exceed the amortized cost basis, the allowance for credit losses, if any, is limited to the difference between the fair value of the collateral at the reporting date and the amortized cost basis of the financial assets.

Our receivables from brokers, dealers, and clearing organizations include deposits of cash with exchange clearing organizations to meet margin requirements, amounts due from clearing organizations for daily variation settlements, securities failed-to-deliver or receive, receivables and payables for fees and commissions, and receivables arising from unsettled securities or loans transactions. These receivables generally do not give rise to material credit risk and have a remote probability of default either because of their short-term nature or due to the credit protection framework inherent in the design and operations of brokers, dealers and clearing organizations. As such, generally, no allowance for credit losses is held against these receivables.

For all other financial assets measured at amortized cost, we estimate expected credit losses over the financial assets' life as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts.

Receivables

At February 28, 2021 and November 30, 2020, Receivables include receivables from brokers, dealers and clearing organizations of $4,750.7 million and $4,161.8 million, respectively, and receivables from customers of securities operations of $1,863.5 million and $1,286.9 million, respectively.

Our subsidiary, Foursight Capital, had automobile loan receivables of $713.4 million and $694.2 million at February 28, 2021 and November 30, 2020, respectively. Of these amounts, $686.8 million and $532.4 million at February 28, 2021 and November 30, 2020, respectively, were in securitized vehicles. See Notes 6 and 7 for additional information on Foursight Capital's securitization activities. Based primarily on FICO credit scores, Foursight Capital classifies its finance receivables held for investment as prime, near-prime and sub-prime based on the perceived credit risk at origination and generally considers prime receivables as those with a FICO score of 680 and above, near-prime with scores between 620 and 679 and sub-prime with scores below 620. The credit quality classification at both February 28, 2021 and November 30, 2020 was approximately 14% prime, 54% near-prime and 32% sub-prime, respectively.

A roll forward of the allowance for credit losses for the three months ended February 28, 2021 and February 29, 2020 is as follows (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Beginning balance	$53,926	$34,018
Adjustment for change in accounting principle for current expected credit losses	26,519	—
Provision for doubtful accounts	3,267	10,870
Charge-offs, net of recoveries	(7,320)	(10,850)
Ending balance	$76,392	$34,038

Other Investments

At February 28, 2021 and November 30, 2020, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $77.3 million and $90.2 million, respectively. Impairments recognized on these investments were $20.0 million during the three months ended February 29, 2020. There were no impairments on these investments during the three months ended February 28, 2021.

Capitalization of Interest

We capitalize interest on qualifying HomeFed real estate assets. During the three months ended February 28, 2021 and February 29, 2020, capitalized interest of $1.9 million and $2.3 million, respectively, was allocated among all of HomeFed's projects that are currently under development.

Payables, expense accruals and other liabilities

At February 28, 2021 and November 30, 2020, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $4,098.8 million and $3,325.8 million, respectively, and payables to customers of securities operations of $4,090.0 million and $4,249.7 million, respectively.

Supplemental Cash Flow Information

	For the Three Months Ended
	February 28, 2021	February 29, 2020
	(In thousands)
Cash paid during the year for:
Interest	$242,027	$365,842
Income tax payments (refunds), net	$20,350	$(10,697)

During the three months ended February 29, 2020, we had $18.5 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to February 29, 2020.

Accounting Developments - Accounting Standards Adopted in Current Annual Reporting Period

Financial Instruments - Credit Losses. In June 2016, the FASB issued new guidance which provides for estimating credit losses on financial assets measured at amortized cost by introducing an approach based on expected losses over the financial asset's entire life, recorded at inception or purchase. We adopted the new credit loss guidance on December 1, 2020 and applied a modified retrospective approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition on December 1, 2020, the new accounting guidance's adoption resulted in an increase in the allowance for credit losses of $26.5 million with a corresponding decrease in retained earnings of $19.9 million, net of tax. The increase is primarily attributable to a $30.1 million increase in the allowance for credit losses in Foursight Capital's portfolio of finance receivables held for investment. Foursight Capital estimates expected credit losses on its portfolio using analysis of historical portfolio performance data as well as external economic factors that management considers to be relevant to the credit losses expected in the portfolio. This is partially offset by a $3.6 million decrease in the allowance for credit losses at Jefferies Group that is attributable to applying a revised provisioning methodology based on historical loss experience for its investment banking fee receivables.

We have determined expected credit losses to be immaterial upon adoption for our other financial instruments within the scope of the guidance. A significant portion of our financial instruments within the scope of the guidance represent secured financing receivables (reverse repurchase agreements, secured borrowing arrangements, and margin loans) that are substantially collateralized. For our secured financing receivables, we have concluded that the impact upon adoption was immaterial because the contractual collateral maintenance provisions require that the counterparty continually adjust the amount of collateralization securing the credit exposure on these contracts. Collateralization levels for our secured financing receivables are initially established based upon the counterparty, the type of acceptable collateral that is monitored daily and adjusted to mitigate the potential of any credit losses. For the remaining financial instruments within the guidance's scope, the expected credit losses were also determined to be immaterial considering the counterparty's credit quality, an insignificant history of credit losses, or the short-term nature of the credit exposures.

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

Note 3.  Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $1,026.4 million and $965.4 million at February 28, 2021 and November 30, 2020, respectively, by level within the fair value hierarchy (in thousands):

	February 28, 2021
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,873,165	$58,056	$102,065	$—	$3,033,286
Corporate debt securities	—	3,451,833	6,811	—	3,458,644
Collateralized debt obligations and collateralized loan obligations	—	91,654	33,199	—	124,853
U.S. government and federal agency securities	2,485,813	73,550	—	—	2,559,363
Municipal securities	—	292,604	—	—	292,604
Sovereign obligations	1,668,975	799,239	—	—	2,468,214
Residential mortgage-backed securities	—	1,880,823	21,692	—	1,902,515
Commercial mortgage-backed securities	—	37,013	2,671	—	39,684
Other asset-backed securities	—	63,956	60,594	—	124,550
Loans and other receivables	—	3,099,917	149,084	—	3,249,001
Derivatives	3,346	3,091,787	39,397	(2,604,607)	529,923
Investments at fair value	—	6,399	219,541	—	225,940
FXCM term loan	—	—	62,132	—	62,132
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$7,031,299	$12,946,831	$697,186	$(2,604,607)	$18,070,709

Loans to and investments in associated companies	$—	$—	$39,397	$—	$39,397

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,124,994	$1,075	$4,443	$—	$2,130,512
Corporate debt securities	—	1,824,458	1,571	—	1,826,029
U.S. government and federal agency securities	2,618,198	—	—	—	2,618,198
Sovereign obligations	1,343,920	1,016,688	—	—	2,360,608
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	2,326,306	14,916	—	2,341,222
Derivatives	2,173	3,743,677	344,903	(2,997,103)	1,093,650
Total financial instruments sold, not yet purchased, at fair value	$6,089,285	$8,912,204	$365,868	$(2,997,103)	$12,370,254
Other secured financings	$—	$—	$2,168	$—	$2,168
Long-term debt	$—	$1,061,042	$723,115	$—	$1,784,157

	November 30, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,475,887	$58,159	$75,904	$—	$2,609,950
Corporate debt securities	—	2,954,236	23,146	—	2,977,382
Collateralized debt obligations and collateralized loan obligations	—	64,155	17,972	—	82,127
U.S. government and federal agency securities	2,840,025	91,653	—	—	2,931,678
Municipal securities	—	453,881	—	—	453,881
Sovereign obligations	1,962,346	591,342	—	—	2,553,688
Residential mortgage-backed securities	—	1,100,849	21,826	—	1,122,675
Commercial mortgage-backed securities	—	736,291	2,003	—	738,294
Other asset-backed securities	—	103,611	79,995	—	183,606
Loans and other receivables	—	2,610,746	134,636	—	2,745,382
Derivatives	1,523	2,013,942	21,678	(1,556,136)	481,007
Investments at fair value	—	6,122	213,946	—	220,068
FXCM term loan	—	—	59,455	—	59,455
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$7,279,781	$10,784,987	$650,561	$(1,556,136)	$17,159,193

Loans to and investments in associated companies	$—	$8,603	$40,185	$—	$48,788
Securities received as collateral, at fair value	$7,517	$—	$—	$—	$7,517

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,046,441	$9,046	$4,434	$—	$2,059,921
Corporate debt securities	—	1,237,631	141	—	1,237,772
U.S. government and federal agency securities	2,609,660	—	—	—	2,609,660
Sovereign obligations	1,050,771	624,740	—	—	1,675,511
Residential mortgage-backed securities	—	477	—	—	477
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,776,446	16,635	—	1,793,081
Derivatives	551	2,391,556	47,695	(1,798,659)	641,143
Total financial instruments sold, not yet purchased, at fair value	$5,707,423	$6,039,896	$68,940	$(1,798,659)	$10,017,600

Short-term borrowings	$—	$5,067	$—	$—	$5,067
Other secured financings	$—	$—	$1,543	$—	$1,543
Long-term debt	$—	$1,036,217	$676,028	$—	$1,712,245
Obligation to return securities received as collateral, at fair value	$7,517	$—	$—	$—	$7,517

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
•Non-Agency Residential Mortgage-Backed Securities:  The fair value of non-agency residential mortgage-backed securities is determined primarily using pricing data from external pricing services, where available, and discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields. In addition, broker quotes, where available, are also referenced to compare prices primarily on interest-only securities.

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
February 28, 2021
Equity Long/Short Hedge Funds (2)	$345,570	$—
Equity Funds (3)	32,478	12,150
Commodity Fund (4)	19,217	—
Multi-asset Funds (5)	580,269	—
Other Funds (6)	48,910	21,750
Total	$1,026,444	$33,900

November 30, 2020
Equity Long/Short Hedge Funds (2)	$328,096	$—
Equity Funds (3)	33,221	12,408
Commodity Fund (4)	17,747	—
Multi-asset Funds (5)	561,236	—
Other Funds (6)	25,084	5,000
Total	$965,384	$17,408

(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At both February 28, 2021 and November 30, 2020, approximately 94% of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before December 31, 2021. At both February 28, 2021 and November 30, 2020, approximately 6% of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are primarily expected to be liquidated in approximately one to eight years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At both February 28, 2021 and November 30, 2020, investments representing approximately 57% of the fair value of investments in this category are redeemable monthly with 60 days prior written notice.
(6)This category primarily includes investments in a fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments. These investments are redeemable quarterly with 90 days prior written notice.

Investment in FXCM
Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2022 ($71.6 million principal outstanding at February 28, 2021), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Short-term Borrowings and Long-term Debt

Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized within Level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, equity-linked notes, constant maturity swap, digital and Bermudan structured notes. These are valued using various valuation models that incorporate Jefferies Group's own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy where market trades have been observed during the period or model pricing is available, otherwise the notes are categorized within Level 3.

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

Level 3 Rollforwards

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2021 (in thousands):

	Balance, November 30, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, February 28, 2021	Changes in unrealized gains/losses included in earnings relating to instruments still held at February 28, 2021 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$75,904	$2,339	$4,805	$(4,647)	$—	$—	$23,664	$102,065	$1,165
Corporate debt securities	23,146	266	130	(6)	—	—	(16,725)	6,811	297
CDOs and CLOs	17,972	3,840	11,427	(8,007)	(5,806)	—	13,773	33,199	3,214
Residential mortgage-backed securities	21,826	1,327	791	(627)	(514)	—	(1,111)	21,692	1,347
Commercial mortgage-backed securities	2,003	(29)	1,105	(393)	—	—	(15)	2,671	97
Other asset-backed securities	79,995	2,361	14,604	(20,909)	(8,449)	—	(7,008)	60,594	1,721
Loans and other receivables	134,636	14,077	8,758	(44,427)	(66)	—	36,106	149,084	14,091
Investments at fair value	213,946	76,257	4,855	(30,159)	(3,542)	—	(41,816)	219,541	72,173
FXCM term loan	59,455	2,677	—	—	—	—	—	62,132	2,677
Loans to and investments in associated companies	40,185	(788)	—	—	—	—	—	39,397	(788)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,434	$9	$—	$—	$—	$—	$—	$4,443	$(22)
Corporate debt securities	141	1,430	—	—	—	—	—	1,571	(1,430)
Commercial mortgage-backed securities	35	—	(35)	35	—	—	—	35	—
Loans	16,635	1,559	(6,821)	3,358	—	—	185	14,916	(1,559)
Net derivatives (2)	26,017	43,727	—	12,670	(92)	—	223,184	305,506	(43,727)
Other secured financings	1,543	—	—	—	—	625	—	2,168	—
Long-term debt (1)	676,028	25,357	—	—	—	21,730	—	723,115	15,501

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes within long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at February 28, 2021 were losses of $40.9 million during the three months ended February 28, 2021.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended February 28, 2021

During the three months ended February 28, 2021, transfers of assets of $75.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $42.9 million, CDOs and CLOs of $14.6 million, corporate equity securities of $9.9 million and other asset-backed securities of $7.5 million due to reduced pricing transparency.

During the three months ended February 28, 2021, transfers of assets of $68.9 million from Level 3 to Level 2 or Level 1 are primarily attributed to:
•Investments at fair value of $24.2 million, corporate debt securities of $17.5 million, other asset-backed securities of $14.5 million and loans and other receivables of $6.8 million due to greater pricing transparency supporting classification into Level 2 or Level 1.

During the three months ended February 28, 2021, transfers of liabilities of $236.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $236.5 million due to reduced pricing transparency.
During the three months ended February 28, 2021, transfers of liabilities of $13.3 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $13.3 million due to greater market and pricing transparency.

Net gains on Level 3 assets were $102.2 million and net losses on Level 3 liabilities were $72.1 million for the three months ended February 28, 2021. Net gains on Level 3 assets were primarily due to increased market values across investments at fair value, CDOs and CLOs, other asset-backed securities, loans and other receivables, residential mortgage-backed securities, corporate equity securities and the FXCM term loan. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives and structured note within long-term debt.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 29, 2020 (in thousands):

	Balance, November 30, 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, February 29, 2020	Changes in unrealized gains/ losses included in earnings relating to instruments still held at February 29, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$58,426	$(8,280)	$2,792	$(1,934)	$—	$—	$52,679	$103,683	$(8,291)
Corporate debt securities	7,490	1,269	1,478	(503)	(601)	—	15,957	25,090	879
CDOs and CLOs	28,788	(1,940)	17,594	(17,833)	(4)	—	3,179	29,784	(1,698)
Residential mortgage-backed securities	17,740	(280)	—	—	(3)	—	(487)	16,970	(250)
Commercial mortgage-backed securities	6,110	(306)	—	—	(1,401)	—	(139)	4,264	571
Other asset-backed securities	42,563	(4,159)	81,323	(72,032)	(1,974)	—	(3,818)	41,903	(3,797)
Loans and other receivables	114,080	(4,307)	62,940	(13,042)	(57,479)	—	1,051	103,243	(6,187)
Investments at fair value	205,412	(27,333)	6,504	(76)	—	—	—	184,507	(27,333)
FXCM term loan	59,120	2,508	—	—	—	—	—	61,628	2,508
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,487	$291	$(513)	$—	$—	$—	$10	$4,275	$65
Corporate debt securities	340	(189)	(13,832)	14,079	369	—	—	767	(35)
Commercial mortgage-backed securities	35	—	—	—	—	—	—	35	—
Loans	9,463	1	(9,872)	2,781	—	—	5,486	7,859	(1)
Net derivatives (2)	77,168	(17,528)	(278)	5,627	192	—	45,662	110,843	17,460
Long-term debt (1)	480,069	(9,016)	—	—	—	128,475	(56,065)	543,463	(5,590)

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes within long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at February 29, 2020 were gains of $14.6 million during the three months ended February 29, 2020.
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

Analysis of Level 3 Assets and Liabilities for the three months ended February 29, 2020

During the three months ended February 29, 2020, transfers of assets of $85.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Corporate equity securities of $55.4 million, corporate debt securities of $16.5 million and loans and other receivables of $6.0 million due to reduced pricing transparency.

During the three months ended February 29, 2020, transfers of assets of $16.8 million from Level 3 to Level 2 are primarily attributed to:
•Other asset-backed securities of $6.3 million, loans and other receivables of $4.9 million and corporate equity securities of $2.7 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended February 29, 2020, transfers of liabilities of $102.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $83.0 million and structured notes within long-term debt of $13.1 million due to reduced market and pricing transparency.

During the three months ended February 29, 2020, transfers of liabilities of $107.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $69.1 million and net derivatives of $37.3 million due to greater market and pricing transparency.

Net losses on Level 3 assets were $42.8 million and net gains on Level 3 liabilities were $26.4 million for the three months ended February 29, 2020. Net losses on Level 3 assets were primarily due to decreased market values across investments at fair value, corporate equity securities, other asset-backed securities and loans and other receivables, partially offset by increased market values of the FXCM term loan. Net gains on Level 3 liabilities were primarily due to decreased market values across derivatives and valuations of certain structured notes within long-term debt.

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

February 28, 2021
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$101,958
Non-exchange-traded securities		Market approach	Price	$1	to	$213	$62
			EBITDA multiple	8.0			—

Corporate debt securities	$6,811	Scenario analysis	Estimated recovery percentage	20%	to	44%	30%

CDOs and CLOs	$31,885	Discounted cash flows	Constant prepayment rate	8%	to	20%	19%
			Constant default rate	2%			—
			Loss severity	25%	to	35%	26%
			Discount rate/yield	4%	to	21%	16%
		Scenario analysis	Estimated recovery percentage	16%	to	33%	23%

Residential mortgage- backed securities	$21,692	Discounted cash flows	Discount rate/yield	3%	to	4%	3%
			Cumulative loss rate	3%			—
			Duration (years)	3.0 years	to	5.5 years	4.9 years
			Loss severity	35%			—

Commercial mortgage- backed securities	$2,671	Discounted cash flows	Loss severity	65%			—
			Discount rate/yield	16%			—
			Cumulative loss rate	10%			—
			Duration (years)	0.2 years			—

Other asset-backed securities	$60,594	Discounted cash flows	Discount rate/yield	3%	to	14%	9%
			Cumulative loss rate	8%	to	19%	13%
			Duration (years)	0.9 years	to	2.0 years	1.5 years
		Market approach	Price	$100			—

Loans and other receivables	$79,055	Market approach	Price	$31	to	$101	$83
		Scenario analysis	Estimated recovery percentage	0%	to	100%	41%

Derivatives	$38,014
Equity Options		Volatility benchmarking	Volatility	41%	to	57%	54%
Interest rate swaps		Market approach	Basis points upfront	0.7	to	6.4	3.3

Investments at fair value	$89,889
Private equity securities		Market approach	Price	$3	to	$169	$38
		Scenario analysis	Estimated recovery percentage	17%			—
			Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$62,132
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.0 year	1.0 year

Loans to and investments in associated companies
Non-exchange-traded warrants	$39,397	Market approach	Underlying stock price	$675			—
			Underlying stock price	€16	to	€18	€17
			Volatility	25%	to	60%	30%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,443	Market approach	Price	$1			—

Corporate debt securities	$1,571	Scenario analysis	Estimated recovery percentage	20%			—

Loans	$14,916	Market approach	Price	$31	to	$50	$35
		Scenario analysis	Estimated recovery percentage	5%			—

Derivatives	$344,903
Equity options		Volatility benchmarking	Volatility	29%	to	62%	46%
Interest rate swaps		Market approach	Basis points upfront	0.7	to	6.4	3.5

Other secured financings	$2,168	Scenario analysis	Estimated recovery percentage	19%	to	100%	61%

Long-term debt
Structured notes	$723,115	Market approach	Price	$104			—
			Price	€82	to	€112	€102

November 30, 2020
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average

Financial instruments owned, at fair value
Corporate equity securities	$75,409
Non-exchange-traded securities		Market approach	Price	$1	to	$213	$86
			EBITDA multiple	4.0	to	8.0	5.7

Corporate debt securities	$23,146	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	20%	to	44%	30%

CDOs and CLOs	$17,972	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	to	30%	26%
			Discount rate/yield	14%	to	28%	20%
		Scenario analysis	Estimated recovery percentage	2%	to	34%	23%

Residential mortgage- backed securities	$21,826	Discounted cash flows	Cumulative loss rate	2%	to	3%	3%
			Loss severity	35%	to	50%	36%
			Duration (years)	2.0 years	to	12.9 years	5.1 years
			Discount rate/yield	3%	to	12%	4%

Other asset-backed securities	$67,816	Discounted cash flows	Cumulative loss rate	1%	to	28%	11%
			Loss severity	50%	to	85%	54%
			Duration (years)	0.2 years	to	2.1 years	1.3 years
			Discount rate/yield	1%	to	16%	9%
		Market approach	Price	$100			—

Loans and other receivables	$76,049	Market approach	Price	$31	to	$100	$84
		Scenario analysis	Estimated recovery percentage	19%	to	100%	52%

Derivatives	$19,951
Equity options		Volatility benchmarking	Volatility	47%			—
Interest rate swaps		Market approach	Basis points upfront	1.2	to	8.0	4.8

Investments at fair value	$96,906
Private equity securities		Market approach	Price	$1	to	$169	$29
		Scenario analysis	Estimated recovery percentage	17%			—
			Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$59,455
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.2 years	1.2 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$40,185	Market approach	Underlying stock price	$778	to	$805	$792
			Underlying stock price	€15	to	€19	€16
			Volatility	25%	to	55%	30%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,434	Market approach	Price	$1			—

Corporate debt securities	$141	Scenario analysis	Estimated recovery percentage	20%			—

Loans	$16,635	Market approach	Price	$31	to	$99	$55

Derivatives	$46,971
Equity options		Volatility benchmarking	Volatility	33%	to	50%	42%
Interest rate swaps		Market approach	Basis points upfront	1.2	to	8.0	5.4

Other secured financings	$1,543	Scenario analysis	Estimated recovery percentage	19%	to	55%	45%

Long-term debt
Structured notes	$676,028	Market approach	Price	$100			—
			Price	€76	to	€113	€99

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At

February 28, 2021 and November 30, 2020, asset exclusions consisted of $202.3 million and $192.0 million, respectively, primarily comprised of certain investments at fair value, CDOs and CLOs, other asset-backed securities, commercial mortgage-backed securities, certain derivatives, loans and other receivables and corporate equity securities. At November 30, 2020, liability exclusions consisted of $0.8 million primarily comprised of certain derivatives and commercial mortgage-backed securities.
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•Corporate equity securities, corporate debt securities, loans and other receivables, other asset-backed securities, private equity securities, certain derivatives, loans to and investments in associated companies and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate equity securities, corporate debt securities, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
•Loans and other receivables, CDOs and CLOs, corporate debt securities, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.
•CDOs and CLOs, residential mortgage-backed securities, commercial mortgage-backed securities, other asset-backed securities and the FXCM term loan using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in term based on the time to pay off the loan would result in a lower (higher) fair value measurement.
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

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on short-term borrowings and long-term debt measured at fair value under the fair value option (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Financial instruments owned, at fair value:
Loans and other receivables	$10,696	$1,739

Financial instruments sold, not yet purchased, at fair value:
Loans	$—	$(610)
Loan commitments	—	(661)

Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$57
Other changes in fair value (2)	—	12

Long-term debt:
Changes in instrument specific credit risk (1)	$(91,982)	$29,432
Other changes in fair value (2)	80,819	(37,642)

(1)    Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax.
(2)    Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, long-term debt and short-term borrowings and other secured financings measured at fair value under the fair value option (in thousands):

	February 28, 2021	November 30, 2020
Financial instruments owned, at fair value:
Loans and other receivables (1)	$5,826,957	$1,662,647
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	252,790	287,889
Long-term debt and short-term borrowings	$(53,138)	$(42,819)
Other secured financings	$2,782	$2,782

(1)    Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.
(2)    Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $30.2 million and $30.0 million at February 28, 2021 and November 30, 2020, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $5.4 million and $69.7 million at February 28, 2021 and November 30, 2020, respectively, which includes loans and other receivables 90 days or greater past due of $4.1 million and $3.8 million at February 28, 2021 and November 30, 2020, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $118.5 million and $34.2 million at February 28, 2021 and November 30, 2020, respectively.

Note 4.  Derivative Financial Instruments

Derivative Financial Instruments
Derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Predominantly, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. In addition, we apply hedge accounting to (1) interest rate swaps that have been designated as fair value hedges of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt and (2) forward foreign exchange contracts designated as hedges to offset the change in the value of certain net investments in foreign operations. See Notes 3 and 18 for additional disclosures about derivative financial instruments.
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
The following tables present the fair value and related number of derivative contracts at February 28, 2021 and November 30, 2020 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
February 28, 2021 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$45,638	1	$32,653	1
Foreign exchange contracts:
Bilateral OTC	—	—	45,420	18
Total derivatives designated as accounting hedges	45,638		78,073

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,626	46,454	2,305	16,056
Cleared OTC	404,775	4,746	305,691	4,364
Bilateral OTC	489,918	660	450,254	1,491
Foreign exchange contracts:
Exchange-traded	—	—	—	195
Bilateral OTC	470,949	18,733	450,054	18,609
Equity contracts:
Exchange-traded	1,185,344	951,246	1,220,922	845,486
Bilateral OTC	495,951	2,435	1,529,978	2,487
Commodity contracts:
Exchange-traded	304	3,057	—	2,070
Bilateral OTC	—	1	8,712	1,515
Credit contracts:
Cleared OTC	34,377	80	36,129	56
Bilateral OTC	4,648	13	8,635	15
Total derivatives not designated as accounting hedges	3,088,892		4,012,680

Total gross derivative assets/liabilities:
Exchange-traded	1,188,274		1,223,227
Cleared OTC	484,790		374,473
Bilateral OTC	1,461,466		2,493,053
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(1,137,116)		(1,137,116)
Cleared OTC	(372,819)		(374,358)
Bilateral OTC	(1,094,672)		(1,485,629)
Net amounts in the Consolidated Statement of Financial Condition (4)	$529,923		$1,093,650
(continued)

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2020 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$67,381	1	$6,891	—
Foreign exchange contracts:
Bilateral OTC	—	—	3,306	1
Total derivatives designated as accounting hedges	67,381		10,197

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,442	52,620	439	42,611
Cleared OTC	17,379	3,785	114,524	4,307
Bilateral OTC	626,210	1,493	317,534	466
Foreign exchange contracts:
Exchange-traded	—	—	—	180
Bilateral OTC	297,165	15,005	277,706	15,050
Equity contracts:
Exchange-traded	558,304	1,147,486	564,951	971,938
Bilateral OTC	429,304	2,374	1,125,944	2,421
Commodity contracts:
Exchange-traded	64	3,207	—	2,654
Bilateral OTC	13,190	1,556	—	—
Credit contracts:
Cleared OTC	24,696	39	26,298	31
Bilateral OTC	1,008	11	2,209	11
Total derivatives not designated as accounting hedges	1,969,762		2,429,605

Total gross derivative assets/liabilities:
Exchange-traded	560,810		565,390
Cleared OTC	109,456		147,713
Bilateral OTC	1,366,877		1,726,699
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(546,989)		(546,989)
Cleared OTC	(109,228)		(111,654)
Bilateral OTC	(899,919)		(1,140,016)
Net amounts in the Consolidated Statement of Financial Condition (4)	$481,007		$641,143

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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations related to fair value hedges (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Interest rate swaps	$(43,791)	$24,465
Long-term debt	46,811	(24,867)
Total	$3,020	$(402)

The following table provides information related to gains (losses) on net investment hedges recognized in Net unrealized foreign exchange gains (losses), a component of Accumulated other comprehensive income (loss), in the Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Foreign exchange contracts	$(41,500)	$—
Total	$(41,500)	$—

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Interest rate contracts	$(42,124)	$(1,089)
Foreign exchange contracts	46,829	(2,321)
Equity contracts	(89,697)	136,888
Commodity contracts	(18,349)	16,593
Credit contracts	821	1,830
Total	$(102,520)	$151,901

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at February 28, 2021 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Equity options and forwards	$29,936	$1,526	$13,544	$(20,365)	$24,641
Credit default swaps	2	759	—	—	761
Total return swaps	130,651	16,711	—	(4,147)	143,215
Foreign currency forwards, swaps and options	85,919	13,318	—	(5,524)	93,713
Interest rate swaps, options and forwards	163,707	138,245	154,279	(29,567)	426,664
Total	$410,215	$170,559	$167,823	$(59,603)	688,994
Cross product counterparty netting					(24,263)
Total OTC derivative assets included in Financial instruments owned, at fair value					$664,731

(1)At February 28, 2021, we held net exchange-traded derivative assets, other derivative assets and other credit agreements with a fair value of $61.4 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At February 28, 2021, cash collateral received was $196.2 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$6,604	$2,108	$—	$—	$8,712
Equity options and forwards	19,834	522,218	143,586	(20,365)	665,273
Credit default swaps	20	3,530	—	—	3,550
Total return swaps	152,604	382,556	1,641	(4,147)	532,654
Foreign currency forwards, swaps and options	114,279	8,811	—	(5,524)	117,566
Fixed income forwards	5,359	—	—	—	5,359
Interest rate swaps, options and forwards	140,177	56,586	114,364	(29,567)	281,560
Total	$438,877	$975,809	$259,591	$(59,603)	1,614,674
Cross product counterparty netting					(24,263)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased, at fair value					$1,590,411

(1)At February 28, 2021, we held net exchange-traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $91.9 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At February 28, 2021, cash collateral pledged was $588.7 million.
(3)Derivative fair values include counterparty netting within product category.
(4)    Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At February 28, 2021, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$162,505
BBB- to BBB+	38,774
BB+ or lower	201,073
Unrated	262,379
Total	$664,731

(1)    We utilize internal credit ratings determined by the Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
February 28, 2021
Credit protection sold:
Index credit default swaps	$921.0	$459.0	$—	$1,380.0
Single name credit default swaps	87.2	6.2	0.2	93.6

November 30, 2020
Credit protection sold:
Index credit default swaps	$62.0	$262.8	$—	$324.8
Single name credit default swaps	—	6.2	0.2	6.4

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

	February 28, 2021	November 30, 2020
Derivative instrument liabilities with credit-risk-related contingent features	$464.6	$284.6
Collateral posted	(33.0)	(129.8)
Collateral received	244.1	141.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	675.7	296.2

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

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
February 28, 2021
Corporate equity securities	$2,067,474	$245,823	$—	$2,313,297
Corporate debt securities	372,966	2,113,427	—	2,486,393
Mortgage-backed and asset-backed securities	—	1,378,273	—	1,378,273
U.S. government and federal agency securities	20,353	9,417,370	—	9,437,723
Municipal securities	—	138,344	—	138,344
Sovereign obligations	58,284	2,584,304	—	2,642,588
Loans and other receivables	—	981,487	—	981,487
Total	$2,519,077	$16,859,028	$—	$19,378,105

November 30, 2020
Corporate equity securities	$1,371,978	$157,912	$7,517	$1,537,407
Corporate debt securities	369,218	1,869,844	—	2,239,062
Mortgage-backed and asset-backed securities	—	1,547,140	—	1,547,140
U.S. government and federal agency securities	14,789	7,149,992	—	7,164,781
Municipal securities	—	278,470	—	278,470
Sovereign obligations	54,763	2,763,032	—	2,817,795
Loans and other receivables	—	1,392,883	—	1,392,883
Total	$1,810,748	$15,159,273	$7,517	$16,977,538

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
February 28, 2021
Securities lending arrangements	$1,080,237	$—	$482,281	$956,559	$2,519,077
Repurchase agreements	7,711,109	3,146,550	3,313,696	2,687,673	16,859,028
Total	$8,791,346	$3,146,550	$3,795,977	$3,644,232	$19,378,105

November 30, 2020
Securities lending arrangements	$636,256	$59,735	$459,455	$655,302	$1,810,748
Repurchase agreements	5,510,476	1,747,526	5,019,885	2,881,386	15,159,273
Obligation to return securities received as collateral, at fair value	7,517	—	—	—	7,517
Total	$6,154,249	$1,807,261	$5,479,340	$3,536,688	$16,977,538

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 28, 2021 and November 30, 2020, the approximate fair value of securities received as collateral by us that may be sold or repledged was $32.8 billion and $25.9 billion, respectively. At February 28, 2021 and November 30, 2020, a substantial portion of the securities received have been sold or repledged.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at February 28, 2021
Securities borrowing arrangements	$7,150,657	$—	$7,150,657	$(567,061)	$(1,984,216)	$4,599,380
Reverse repurchase agreements	16,331,676	(9,651,392)	6,680,284	(283,889)	(6,328,407)	67,988

Liabilities at February 28, 2021
Securities lending arrangements	$2,519,077	$—	$2,519,077	$(567,061)	$(1,908,973)	$43,043
Repurchase agreements	16,859,028	(9,651,392)	7,207,636	(283,889)	(6,408,994)	514,753

Assets at November 30, 2020
Securities borrowing arrangements	$6,934,762	$—	$6,934,762	$(395,342)	$(1,706,046)	$4,833,374
Reverse repurchase agreements	11,939,773	(6,843,004)	5,096,769	(412,327)	(4,578,560)	105,882
Securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517

Liabilities at November 30, 2020
Securities lending arrangements	$1,810,748	$—	$1,810,748	$(395,342)	$(1,397,550)	$17,856
Repurchase agreements	15,159,273	(6,843,004)	8,316,269	(412,327)	(7,122,422)	781,520
Obligation to return securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517

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
(3)At February 28, 2021, amounts include $4,511.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,383.8 million, and $505.0 million of repurchase agreements, for which we have pledged securities collateral of $520.2 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2020, amounts include $4,757.8 million of securities borrowing arrangements, for which we have received securities collateral of $4,617.0 million, and $720.0 million of repurchase agreements, for which we have pledged securities collateral of $733.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $615.1 million and $604.3 million at February 28, 2021 and November 30, 2020, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Transferred assets	$3,583.5	$2,334.6
Proceeds on new securitizations	3,583.1	2,334.7
Cash flows received on retained interests	6.3	7.0

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 28, 2021 and November 30, 2020.

The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 28, 2021		November 30, 2020
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$505.5	$6.8	$562.5	$7.8
U.S. government agency commercial mortgage-backed securities	2,051.0	102.3	2,461.2	205.2
CLOs	5,712.5	70.2	3,345.5	39.5
Consumer and other loans	1,428.9	77.8	1,290.6	56.6
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
•Warehouse funding arrangements for client-sponsored consumer and mortgage loan vehicles and CLOs through participation agreements, forward sale agreements, reverse repurchase agreements and revolving loan and note commitments; and
•Loans to, investments in and fees from various investment vehicles.
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

	February 28, 2021		November 30, 2020
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned, at fair value	—	12.6	—	5.2
Securities purchased under agreements to resell (2)	3,934.3	—	2,908.9	—
Receivables	636.5	31.2	510.6	12.9
Other (3)	66.5	0.2	46.4	0.1
Total assets	$4,637.3	$45.2	$3,465.9	$19.4

Financial instruments sold, not yet purchased, at fair value	$—	$9.4	$—	$2.5
Other secured financings (4)	4,637.4	—	3,425.0	—
Other liabilities (5)	3.7	0.5	1.8	0.4
Total liabilities	$4,641.1	$9.9	$3,426.8	$2.9

(1)Approximately $1.2 million and $0.7 million of the cash amounts at February 28, 2021 and November 30, 2020, respectively, represent cash on deposit with related consolidated entities and are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(3)Approximately $9.7 million of the other assets amount at November 30, 2020 represents intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $131.2 million and $138.2 million of the other secured financings amounts at February 28, 2021 and November 30, 2020, respectively, are with related consolidated entities, which are eliminated in consolidation.
(5)Approximately $2.1 million and $0.3 million of the other liabilities amounts at February 28, 2021 and November 30, 2020, respectively, represent intercompany payables with related consolidated entities, which are eliminated in consolidation.

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

At February 28, 2021 and November 30, 2020, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital's general credit and the assets of the VIEs are not available to satisfy any other debt. During the three months ended February 28, 2021, automobile loan receivables aggregating $228.6 million were securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital's two credit facilities.

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

Nonconsolidated VIEs

The following table presents information about our variable interests in nonconsolidated VIEs (in millions):

	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
February 28, 2021
CLOs	$163.4	$5.4	$1,343.5	$9,595.0
Consumer loan and other asset-backed vehicles	266.9	—	363.3	2,580.5
Related party private equity vehicles	18.7	—	29.5	52.3
Other investment vehicles	909.7	—	1,050.0	14,167.7
Total	$1,358.7	$5.4	$2,786.3	$26,395.5

November 30, 2020
CLOs	$60.7	$0.2	$642.7	$6,849.1
Consumer loan and other asset-backed vehicles	251.6	—	377.2	2,462.7
Related party private equity vehicles	19.0	—	30.0	53.0
Other investment vehicles	899.9	—	1,042.9	15,735.5
Total	$1,231.2	$0.2	$2,092.8	$25,100.3

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
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests, sub-investment grade and senior secured U.S. loans and senior secured Euro denominated corporate leveraged loans and bonds. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with CLOs where we have been involved in providing underwriting and/or advisory services consist of the following:
•Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs;
•Warehouse funding arrangements in the form of:
◦Participation interests in corporate loans held by CLOs and commitments to fund such participation interests; and
◦Reverse repurchase agreements with collateral margin maintenance obligations and commitments to fund such reverse repurchase agreements;
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

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both February 28, 2021 and November 30, 2020, our total equity commitment in the JCP Entities was $133.0 million, of which $122.1 million and $122.0 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $18.7 million and $19.0 million at February 28,

2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $909.7 million and $899.9 million at February 28, 2021 and November 30, 2020, respectively. Our unfunded equity commitment related to these investments totaled $140.3 million and $143.0 million at February 28, 2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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

At February 28, 2021 and November 30, 2020, we held $1,642.6 million and $1,571.6 million of agency mortgage-backed securities, respectively, and $193.8 million and $252.0 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. FXCM reported total assets of $411.9 million in its latest financial statements. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($62.1 million) and the investment in associated company ($68.8 million), which totaled $130.9 million at February 28, 2021. FXCM is not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 8.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the three months ended February 28, 2021 and February 29, 2020 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2021
Jefferies Finance	$693,201	$—	$27,585	$(40,542)	$—	$680,244
Berkadia	301,152	—	30,018	(316)	(61)	330,793
FXCM (2)	73,920	(5,462)	—	—	327	68,785
Linkem (3)	198,991	(9,107)	—	(8,783)	—	181,101
Real estate associated companies	168,678	6,051	—	(10,954)	—	163,775
Other (3)	250,621	(2,050)	30,303	(14,524)	—	264,350
Total	$1,686,563	$(10,568)	$87,906	$(75,119)	$266	$1,689,048

2020
Jefferies Finance	$673,867	$—	$5,119	$4,871	$—	$683,857
Berkadia	268,949	—	21,894	(36,165)	305	254,983
FXCM (2)	70,223	(1,638)	—	—	(144)	68,441
Linkem	194,847	(13,185)	—	(359)	(113)	181,190
Real estate associated companies (4)	255,309	(53,014)	—	(29,415)	—	172,880
Other	189,762	(18)	1,746	551	9,236	201,277
Total	$1,652,957	$(67,855)	$28,759	$(60,517)	$9,284	$1,562,628

(1)Primarily related to Jefferies Group and classified in Other revenues.
(2)As further described in Note 3, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included in Loans to and investments in associated companies and our term loan is included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition.
(3)Loans to and investments in associated companies at February 28, 2021 and November 30, 2020 include loans and debt securities aggregating $100.0 million and $104.1 million, respectively, related to Linkem and Other.
(4)Income (loss) related to Real estate associated companies for the three months ended February 29, 2020 includes a non-cash charge of $55.6 million to fully write-off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020
FXCM	$(5,462)	$(1,638)
Linkem	(9,107)	(13,185)
Real estate associated companies	6,051	(53,014)
Other	(2,050)	(18)
Total	$(10,568)	$(67,855)

Other income (losses) related to associated companies (primarily related to Jefferies Group and classified in Other revenues) includes the following (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Jefferies Finance	$27,585	$5,119
Berkadia	30,018	21,894
Other	30,303	1,746
Total	$87,906	$28,759

Jefferies Finance

Through Jefferies Group, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company that structures, underwrites and arranges primarily senior secured loans to corporate borrowers, as well as manages loan funds and CLOs. Loans are originated primarily through the investment banking efforts of Jefferies LLC. Jefferies Finance may also underwrite and arrange other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. In addition, Jefferies Finance is a registered investment advisor under the Investment Advisers Act of 1940 and, through two of its wholly-owned subsidiaries, Apex Credit Partners LLC and JFIN Asset Management LLC, acts as an investment advisor for various loan funds and CLOs managing direct lending and broadly syndicated loan products.

At February 28, 2021, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At February 28, 2021, $652.4 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2022 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 28, 2021. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2022 with automatic one year extensions absent a 60-day termination notice by either party. At February 28, 2021, $0.0 million of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $0.6 million and $1.1 million during the three months ended February 28, 2021 and February 29, 2020, respectively.

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Origination and syndication fee revenues (1)	$70.3	$37.7
Origination fee expenses (1)	12.3	5.6
CLO placement fee revenues (2)	2.4	0.4
Underwriting fees (3)	0.5	0.3
Service fees (4)	31.5	25.2

(1)    Jefferies Group engages in the origination and syndication of loans underwritten by Jefferies Finance. In connection with such services, Jefferies Group earned fees, which are recognized in Investment banking revenues in the Consolidated Statements of Operations. In addition, Jefferies Group paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance, which are recognized in Selling, general and other expenses in the Consolidated Statements of Operations.
(2)    Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees, which are included in Investment banking revenues in the Consolidated Statements of Operations. At February 28, 2021 and November 30, 2020, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
At February 28, 2021 and November 30, 2020, we had receivables from Jefferies Finance, included in Other assets in the Consolidated Statements of Financial Condition of $12.4 million and $24.2 million, respectively. At both February 28, 2021 and November 30, 2020, we had payables to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition of $13.7 million.
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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At February 28, 2021, the aggregate amount of commercial paper outstanding was $1.47 billion.

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

Linkem

We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022, and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at February 28, 2021. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $103.6 million at February 28, 2021. We account for our equity interest in Linkem on a two month lag.

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

Note 9.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	February 28, 2021	November 30, 2020
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$7,923	$7,884

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $122,163 and $119,694	49,344	51,285
Trademarks and tradenames, net of accumulated amortization of $29,680 and $28,585	99,924	100,255
Other, net of accumulated amortization of $9,574 and $8,953	7,108	7,729
Total intangible assets, net	164,299	167,153

Goodwill:
Investment Banking and Capital Markets (1)	1,566,853	1,563,144
Asset Management	143,000	143,000
Real estate	36,711	36,711
Other operations	3,459	3,459
Total goodwill	1,750,023	1,746,314

Total intangible assets, net and goodwill	$1,914,322	$1,913,467

(1)    The increase in Investment Banking and Capital Markets goodwill during the three months ended February 28, 2021, primarily relates to translation adjustments.

Amortization expense on intangible assets was $3.6 million and $3.8 million for the three months ended February 28, 2021 and February 29, 2020, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$10,789
2022	11,134
2023	9,900
2024	9,143
2025	8,632

Note 10.  Short-Term Borrowings

Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	February 28, 2021	November 30, 2020
Bank loans (1)	$876,141	$752,848
Floating rate puttable notes (1)	6,800	6,800
Equity-linked notes (2)	—	5,067
Total short-term borrowings	$882,941	$764,715
(1)    These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
(2)    See Note 3 for further information on these notes.

At February 28, 2021 and November 30, 2020, the weighted average interest rate on short-term borrowings outstanding was 1.82% and 1.87% per annum, respectively.

Our bank loans include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At February 28, 2021, we were in compliance with all covenants under these facilities. Our facilities included within bank loans are as follows (in thousands):

	February 28, 2021	November 30, 2020

Bank of New York Mellon Master Loan Agreement (1)	$300,000	$300,000
JPMorgan Chase Bank, N.A. Credit Facility (2)	274,000	246,000
Royal Bank of Canada Credit Facility (3)	200,000	200,000
Bank of New York Mellon Credit Facility (4)	100,000	—
Total	$874,000	$746,000

(1)    Interest is generally based at spreads over the Federal Funds Rate as defined in this master loan agreement.
(2)    Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in this credit facility agreement.
(3)    Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%.
(4)    Interest is based on a rate per annum equal to the Federal Funds Rate plus 2%.

In addition, the Bank of New York Mellon has agreed to make revolving intraday credit advances to Jefferies Group ("Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At February 28, 2021, Jefferies Group was in compliance with all debt covenants under the Intraday Credit Facility.

Note 11.  Long-Term Debt

The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	February 28, 2021	November 30, 2020
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$746,215	$745,883
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,843	246,828
Total long-term debt – Parent Company	993,058	992,711

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
2.25% Euro Medium Term Notes, due July 13, 2022, $0 and $4,779 principal	—	4,638
5.125% Senior Notes, due January 20, 2023, $750,000 principal	758,792	759,901
1.00% Euro Medium Term Notes, due July 19, 2024, $603,950 and $597,350 principal	602,401	595,700
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	790,942	809,039
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	368,445	369,057
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	989,807	989,574
2.75% Senior Notes, due October 15, 2032, $500,000 principal (1)	456,828	485,134
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	510,724	510,834
6.50% Senior Notes, due January 20, 2043, $400,000 principal	419,719	419,826
Structured Notes (2)	1,784,157	1,712,245
Jefferies Group Revolving Credit Facility	189,893	189,732
Jefferies Group Secured Bank Loan	50,000	50,000
HomeFed EB-5 Program debt	191,486	191,294
HomeFed construction loan	45,949	45,471
Foursight Capital Credit Facilities	—	129,000
Vitesse Energy Finance Revolving Credit Facility	90,949	97,883
Total long-term debt – subsidiaries	7,250,092	7,359,328

Long-term debt	$8,243,150	$8,352,039

(1)    The carrying value of these senior notes include a net gain of $46.8 million and a net loss of $24.9 million during the three months ended February 28, 2021 and February 29, 2020, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 4 for further information.
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

Subsidiary Debt:

During the three months ended February 28, 2021, structured notes with a total principal amount of approximately $54.1 million, net of retirements, were issued by Jefferies Group.

Jefferies Group has a revolving credit facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks. At February 28, 2021, borrowings under the Jefferies Group Revolving Credit Facility amounted to $189.9 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of Jefferies Group's subsidiaries. Throughout the three months ended February 28, 2021 and at February 28, 2021, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and we expect to remain in compliance given Jefferies Group's current liquidity and anticipated funding requirements given its business plan and profitability expectations.

One of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At February 28, 2021, Jefferies Group was in compliance with all covenants under the Loan and Security Agreement.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At February 28, 2021, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's EB-5 Program debt matures in 2024 and 2025.

At February 28, 2021, HomeFed has a construction loan agreement with an aggregate committed amount of $58.9 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loan bears interest based on the 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month. On March 1, 2021, HomeFed modified the loan to extend the maturity from March 1, 2021 to June 29, 2021 and reduced the maximum loan commitment from $58.9 million to $50.0 million. The loan is collateralized by the property underlying the related project with a guarantee by HomeFed. At February 28, 2021 and November 30, 2020, $46.6 million and $46.2 million, respectively, was outstanding under the construction loan agreement.

At February 28, 2021, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $175.0 million. One of the credit facilities matures in May 2021 and bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity and the other credit facility matures in October 2022 and bears interest based on a commercial paper rate plus a credit spread fixed through its maturity. As a condition of the credit facilities, Foursight Capital is obligated to maintain cash reserves to comply with the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on automobile loan receivables owed to Foursight Capital. At February 28, 2021 and November 30, 2020, $0.0 million and $129.3 million, respectively, was outstanding under Foursight Capital's credit facilities.

Vitesse Energy Finance has a revolving credit facility with a syndicate of banks that matures in April 2023 and has a maximum borrowing base of $120.0 million at February 28, 2021. Amounts outstanding under the facility at February 28, 2021 and November 30, 2020 were $91.5 million and $98.5 million, respectively. Borrowings under the facility have been made as Eurodollar loans that bear interest at adjusted LIBOR plus a spread ranging from 2.5% to 3.5% based on the borrowing base utilization percentage. The credit facility is guaranteed by Vitesse Energy Finance's subsidiaries and is collateralized with a minimum of 85% of Vitesse Energy Finance's proved reserve value of its oil and gas properties. Vitesse Energy Finance's borrowing base is subject to regular re-determination on or about April 1 and October 1 of each year based on proved oil and gas reserves, hedge positions and estimated future cash flows from these reserves calculated using future commodity pricing provided by Vitesse Energy Finance's lenders.

Note 12.  Mezzanine Equity

Redeemable Noncontrolling Interests

At February 28, 2021 and November 30, 2020, redeemable noncontrolling interests include other redeemable noncontrolling interests of $31.0 million and $24.7 million, respectively, primarily related to our oil and gas exploration and development businesses.

Mandatorily Redeemable Convertible Preferred Shares

We have one series of callable mandatorily redeemable cumulative convertible preferred shares ("Preferred Shares"). Our 125,000 Preferred Shares are callable beginning January 2023 at a price of $1,000 per share, plus accrued interest and are mandatorily redeemable in 2038 for $125.0 million. The Preferred Shares have a dividend rate equal to the sum of 3.25% annual, cumulative cash dividend, plus an additional quarterly payment based on the amount by which our common stock dividends exceed $0.0625 per common share. The Preferred Shares are currently convertible into 4,440,863 common shares, an effective conversion price of $28.15 per share.

In the first quarter of 2021, we increased our quarterly dividend from $0.15 to $0.20 per common share. This increased the preferred stock dividend from $1.4 million for the three months ended February 29, 2020 to $1.6 million for the three months ended February 28, 2021. Based on our current quarterly dividend of $0.20 per common share, the effective rate on these Preferred Shares is approximately 5.2%.

Note 13.  Compensation Plans

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

Senior Executive Compensation Plan. In December 2020, the Compensation Committee of our Board of Directors granted certain senior executives nonqualified stock options and stock appreciation rights ("SAR"). The total initial fair value of the stock option and SAR awards were recorded as expense at the time of the grant as both have no future service requirements. The SAR awards will be settled on a cash basis or, at the sole discretion of the Compensation Committee, may be converted irrevocably to a stock-settled award and are considered to be liability-classified share-based awards. Subsequent changes in the fair value of the outstanding SAR awards are recognized currently on an ongoing basis in Compensation and benefits expense. For the three months ended February 28, 2021, we recorded $46.4 million of total Compensation and benefits expense relating to the stock option and SAR awards, of which $12.9 million was stock-based compensation and $33.5 million related to the SAR awards.

Stock-Based Compensation Expense. Stock-based compensation expense relating to grants made under our share-based compensation plans was $20.7 million (including $12.9 million related to the senior executive stock option award, as discussed above) and $9.9 million for the three months ended February 28, 2021 and February 29, 2020, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to stock-based compensation expenses was $5.1 million and $2.6 million for the three months ended February 28, 2021 and February 29, 2020, respectively. At February 28, 2021, total unrecognized compensation cost related to nonvested stock-based compensation plans was $37.1 million; this cost is expected to be recognized over a weighted average period of 1.7 years.

At February 28, 2021, there were 1,414,000 shares of restricted stock outstanding with future service required, 2,862,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 16,850,000 RSUs outstanding with no future service required, 2,791,000 stock options outstanding and 1,104,000 shares issuable under other plans. Additionally, the Preferred Shares are currently convertible into 4,440,863 common shares at an effective conversion price of $28.15 per share. The maximum potential increase to common shares outstanding resulting from these outstanding awards and the Preferred Shares is 28,048,000 at February 28, 2021.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At February 28, 2021, the remaining unamortized amount of the restricted cash awards was $423.0 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of 3 years.

Note 14.  Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	February 28, 2021	November 30, 2020
Net unrealized gains on available for sale securities	$453	$513
Net unrealized foreign exchange losses	(145,635)	(156,718)
Net unrealized losses on instrument specific credit risk	(140,587)	(71,151)
Net minimum pension liability	(60,775)	(61,561)
	$(346,544)	$(288,917)

Amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	For the Three Months Ended
	February 28, 2021	February 29, 2020
Net unrealized gains (losses) on instrument specific credit risk, net of income tax provision (benefit) of $71 and $86	$222	$252	Principal transactions revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(261) and $(224)	(786)	(639)	Selling, general and other expenses, which includes pension expense
Total reclassifications for the period, net of tax	$(564)	$(387)

Note 15. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Revenues from contracts with customers:
Commissions and other fees	$236,769	$179,430
Investment banking	1,003,612	592,002
Manufacturing revenues	137,847	77,607
Other	54,415	63,777
Total revenues from contracts with customers	1,432,643	912,816

Other sources of revenue:
Principal transactions	919,901	404,864
Interest income	240,497	326,366
Other	110,547	48,218
Total revenues from other sources	1,270,945	779,448

Total revenues	$2,703,588	$1,692,264

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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total

Three months ended February 28, 2021
Major Business Activity:
Investment Banking - Advisory	$311,439	$—	$—	$—	$—	$311,439
Investment Banking - Underwriting	692,223	—	—	—	(50)	692,173
Equities (1)	233,539	—	—	—	(169)	233,370
Fixed Income (1)	3,399	—	—	—	—	3,399
Asset Management	—	7,426	—	—	—	7,426
Manufacturing revenues	—	—	137,847	—	—	137,847
Oil and gas revenues	—	—	32,009	—	—	32,009
Other revenues	—	—	14,980	—	—	14,980
Total revenues from contracts with customers	$1,240,600	$7,426	$184,836	$—	$(219)	$1,432,643

Primary Geographic Region:
Americas	$1,026,916	$7,097	$184,338	$—	$(219)	$1,218,132
Europe	163,737	329	369	—	—	164,435
Asia Pacific	49,947	—	129	—	—	50,076
Total revenues from contracts with customers	$1,240,600	$7,426	$184,836	$—	$(219)	$1,432,643

Three months ended February 29, 2020
Major Business Activity:
Investment Banking - Advisory	$343,158	$—	$—	$—	$—	$343,158
Investment Banking - Underwriting	248,844	—	—	—	—	248,844
Equities (1)	176,249	—	—	—	(105)	176,144
Fixed Income (1)	3,286	—	—	—	—	3,286
Asset Management	—	6,091	—	—	—	6,091
Manufacturing revenues	—	—	77,607	—	—	77,607
Oil and gas revenues	—	—	42,214	—	—	42,214
Other revenues	—	—	15,472	—	—	15,472
Total revenues from contracts with customers	$771,537	$6,091	$135,293	$—	$(105)	$912,816

Primary Geographic Region:
Americas	$649,069	$2,568	$134,779	$—	$(105)	$786,311
Europe	79,438	3,523	360	—	—	83,321
Asia Pacific	43,030	—	154	—	—	43,184
Total revenues from contracts with customers	$771,537	$6,091	$135,293	$—	$(105)	$912,816

(1)    Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at February 28, 2021. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at February 28, 2021.

During the three months ended February 28, 2021 and February 29, 2020, we recognized $8.2 million and $6.4 million, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $2.9 million and $5.6 million during the three months ended February 28, 2021 and February 29, 2020, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $367.0 million and $332.5 million at February 28, 2021 and November 30, 2020, respectively. We had no significant impairments related to these receivables during the three months ended February 28, 2021 and February 29, 2020.

Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues were $15.9 million and $14.8 million at February 28, 2021 and November 30, 2020, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended February 28, 2021, we recognized $6.9 million of deferred revenue from the balance at November 30, 2020. During the three months ended February 29, 2020, we recognized $5.6 million of deferred revenue from the balance at November 30, 2019.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At February 28, 2021 and November 30, 2020, capitalized costs to fulfill a contract were $1.3 million and $1.8 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $1.2 million and $1.9 million, during the three months ended February 28, 2021 and February 29, 2020, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended February 28, 2021 and February 29, 2020.

Note 16.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions was $431.7 million (including $92.2 million for interest) at February 28, 2021, of which $258.9 million related to Jefferies Group, and was $401.4 million (including $87.1 million for interest) at November 30, 2020, of which $234.0 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. No material penalties were accrued for the three months ended February 28, 2021 and February 29, 2020.

The net deferred tax asset was $410.4 million and $393.7 million at February 28, 2021 and November 30, 2020, respectively. The deferred tax asset is predominately attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the largest component of which relates to compensation and benefits.

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

Our provision for income taxes for the three months ended February 28, 2021 was $218.2 million, representing an effective tax rate of 27.3%. Our provision for income taxes for the three months ended February 29, 2020 was $45.8 million, representing an effective tax rate of 29.0%.

Note 17.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$582,435	$113,010
Allocation of earnings to participating securities (1)	(3,216)	(695)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	579,219	112,315
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	42	(3)
Mandatorily redeemable convertible preferred share dividends	1,626	1,422
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$580,887	$113,734

Denominator for earnings per share:
Weighted average common shares outstanding	249,352	286,682
Weighted average shares of restricted stock outstanding with future service required	(1,461)	(1,892)
Weighted average RSUs outstanding with no future service required	18,495	17,616
Denominator for basic earnings per share – weighted average shares	266,386	302,406
Stock options	208	10
Senior executive compensation plan awards	1,846	1,423
Mandatorily redeemable convertible preferred shares	4,441	4,441
Denominator for diluted earnings per share	272,881	308,280

(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,482,000 and 1,902,000 for the three months ended February 28, 2021 and February 29, 2020, respectively. Dividends declared on participating securities were not material during the three months ended February 28, 2021 and February 29, 2020. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2020, the Board of Directors approved an increase of $250.0 million to the share repurchase authorization and in March 2020, the Board of Directors approved an additional share repurchase authorization of $100 million. In June 2020, the Board of Directors increased the share repurchase authorization by $176.7 million and in September 2020, the Board of Directors increased the share repurchase authorization by $128.0 million. In January 2021, the Board of Directors increased the share repurchase authorization by $192.8 million. During the three months ended February 28, 2021, we purchased a total of 5,000,000 of our common shares for an aggregate purchase price of $127.5 million, or an average price of $25.51 per share. At February 28, 2021, we had approximately $122.5 million available for future purchases. In March 2021, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $122.5 million.

Note 18.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities at February 28, 2021 (in millions):

	Expected Maturity Date
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Maximum Payout
Equity commitments (1)	$316.2	$151.0	$25.4	$10.9	$23.5	$527.0
Loan commitments (1)	57.5	260.0	25.0	2.0	—	344.5
Underwriting commitments	224.0	—	—	—	—	224.0
Forward starting reverse repos (2)	5,703.8	193.7	4.2	—	—	5,901.7
Forward starting repos (2)	3,627.2	—	4.2	—	—	3,631.4
Other unfunded commitments (1)	135.3	25.0	136.1	—	—	296.4
	$10,064.0	$629.7	$194.9	$12.9	$23.5	$10,925.0

(1)Equity commitments, loan commitments and other unfunded commitments are generally presented by contractual maturity date. The amounts, however, are mostly available on demand.
(2)At February 28, 2021, $5,894.4 million within forward starting securities purchased under agreements to resell and $3,631.4 million within forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At February 28, 2021, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.8 million.

See Note 8 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, at February 28, 2021, we had other outstanding equity commitments to invest up to $200.0 million to strategic affiliates and up to $218.5 million to various other investments.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 28, 2021, we had $80.0 million of outstanding loan commitments to clients and $5.9 million to strategic affiliates.

Loan commitments outstanding at February 28, 2021 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At February 28, 2021, $0.0 million of Jefferies Group's $250.0 million commitment was funded.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP at February 28, 2021 (in millions):

	Expected Maturity Date
Guarantee Type	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$11,232.2	$2,940.1	$8,807.2	$394.1	$12.1	$23,385.7
Written derivative contracts – credit related	—	—	6.4	87.2	—	93.6
Total derivative contracts	$11,232.2	$2,940.1	$8,813.6	$481.3	$12.1	$23,479.3

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2021, the fair value of derivative contracts meeting the definition of a guarantee is approximately $305.3 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At February 28, 2021, the aggregate amount of commercial paper outstanding was $1.47 billion.

HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At February 28, 2021, the aggregate amount of infrastructure improvement bonds outstanding was $71.3 million.
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
Standby Letters of Credit.  At February 28, 2021, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $22.0 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.

Note 19.  Net Capital Requirements

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

Jefferies LLC's net capital and excess net capital at February 28, 2021 were $2,019.3 million and $1,902.9 million, respectively.

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

Note 20.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	February 28, 2021		November 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$748,642	$771,136	$727,492	$744,424

Financial Liabilities:
Short-term borrowings (2)	$882,941	$882,941	$759,648	$759,648
Long-term debt (3)	6,458,993	7,282,248	6,639,794	7,495,642

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

Note 21.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at February 28, 2021 and November 30, 2020 are Jefferies Group's equity investments in Private Equity Related Funds of $18.7 million and $19.0 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $(0.5) million and $1.5 million for the three months ended February 28, 2021 and February 29, 2020, respectively, were recorded in Principal transactions revenues. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 7 and 18.

Berkadia Commercial Mortgage, LLC.  At February 28, 2021 and November 30, 2020, Jefferies Group has commitments to purchase $580.1 million and $401.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $0.1 million and $2.7 million at February 28, 2021 and November 30, 2020, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.

Officers, Directors and Employees.  We had $37.7 million and $38.9 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at February 28, 2021 and November 30, 2020, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

Note 22.  Segment Information

We are engaged in investment banking and capital markets, asset management and direct investing. The Investment Banking and Capital Markets segment includes investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to clients across most industry sectors in the Americas, Europe and Asia Pacific. Capital markets businesses operate across the spectrum of equities and fixed income products.

Our Asset Management segment comprises all asset management operations, including those within Jefferies Group. Within Asset Management, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. Asset Management offers institutional clients an innovative range of investment strategies through its affiliated managers.
Merchant Banking consists of our various merchant banking businesses and investments, primarily including Linkem, Vitesse Energy Finance and JETX Energy, real estate, Idaho Timber and FXCM.

Corporate assets primarily consist of cash and cash equivalents. Corporate revenues primarily include interest income.

Certain information concerning our segments is presented in the following table (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Net revenues:
Reportable Segments:
Investment Banking and Capital Markets	$1,959,509	$1,148,829
Asset Management	226,734	20,329
Merchant Banking	297,503	204,559
Corporate	590	9,792
Total net revenues related to reportable segments	2,484,336	1,383,509
Consolidation adjustments	2,606	2,819
Total consolidated revenues	$2,486,942	$1,386,328

Income (loss) before income taxes:
Reportable Segments:
Investment Banking and Capital Markets	$543,283	$249,957
Asset Management	181,465	(20,929)
Merchant Banking	107,617	(53,623)
Corporate	(20,477)	(7,754)
Income before income taxes related to reportable segments	811,888	167,651
Parent Company interest	(13,902)	(12,781)
Consolidation adjustments	2,799	2,924
Total consolidated income before income taxes	$800,785	$157,794

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking and Capital Markets	$20,684	$19,116
Asset Management	479	625
Merchant Banking	16,740	18,841
Corporate	864	888
Total consolidated depreciation and amortization expenses	$38,767	$39,470

	February 28, 2021	November 30, 2020
Identifiable Assets Employed:
Reportable Segments:
Investment Banking and Capital Markets	$49,021,457	$44,835,126
Asset Management	2,713,231	3,231,059
Merchant Banking	3,276,351	3,173,064
Corporate	2,399,678	2,178,699
Identifiable assets employed related to reportable segments	57,410,717	53,417,948
Consolidation adjustments	(541,798)	(299,596)
Total consolidated assets	$56,868,919	$53,118,352
Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended February 28, 2021 and February 29, 2020, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($13.9 million and $12.8 million, respectively) and Merchant Banking ($6.5 million and $8.8 million, respectively).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report may contain forward-looking statements. See "Cautionary Statement for Forward-Looking Information" below. The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our businesses included in our Annual Report on Form 10-K for the year ended November 30, 2020 (the "2020 10-K").

Results of Operations
We are engaged in investment banking and capital markets, asset management and direct investing. Jefferies Group, our largest subsidiary, is now the largest independent full-service global investment banking firm headquartered in the U.S. The following tables present a summary of our financial results.

A summary of results of operations for the first quarter of 2021 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,959,509		$226,734		$297,503		$590	$—	$2,606	$2,486,942

Expenses:
Compensation and benefits	1,106,212		22,785		28,012		15,534	—	—	1,172,543
Cost of sales	66,574	(1)	9,842	(1)	95,559		—	—	—	171,975
Interest expense	—		—		6,465	(2)	—	13,902	—	20,367
Depreciation and amortization	20,684		479		16,740		864	—	—	38,767
Selling, general and other expenses	222,756		12,163		32,542		4,669	—	(193)	271,937
Total expenses	1,416,226		45,269		179,318		21,067	13,902	(193)	1,675,589
Income (loss) before income taxes and loss related to associated companies	543,283		181,465		118,185		(20,477)	(13,902)	2,799	811,353
Loss related to associated companies	—		—		(10,568)		—	—	—	(10,568)
Income (loss) before income taxes	$543,283		$181,465		$107,617		$(20,477)	$(13,902)	$2,799	800,785
Income tax provision										218,236
Net income										$582,549
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $6.5 million for the first quarter of 2021, primarily includes $5.6 million for Foursight Capital and $0.9 million for Vitesse Energy, LLC ("Vitesse Energy Finance").

A summary of results for the first quarter of 2020 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,148,829		$20,329		$204,559		$9,792	$—	$2,819	$1,386,328

Expenses:
Compensation and benefits	620,924		22,221		17,190		9,858	—	—	670,193
Cost of sales	52,874	(1)	6,307	(1)	72,443		—	—	—	131,624
Interest expense	—		—		8,773	(2)	—	12,781	—	21,554
Depreciation and amortization	19,116		625		18,841		888	—	—	39,470
Selling, general and other expenses	205,958		12,105		73,080		6,800	—	(105)	297,838
Total expenses	898,872		41,258		190,327		17,546	12,781	(105)	1,160,679
Income (loss) before income taxes and loss related to associated companies	249,957		(20,929)		14,232		(7,754)	(12,781)	2,924	225,649
Loss related to associated companies	—		—		(67,855)		—	—	—	(67,855)
Income (loss) before income taxes	$249,957		$(20,929)		$(53,623)		$(7,754)	$(12,781)	$2,924	157,794
Income tax provision										45,773
Net income										$112,021
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $8.8 million for the first quarter of 2020, primarily includes $7.4 million for Foursight Capital and $1.4 million for Vitesse Energy Finance.

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

Our financial results for the first quarter of 2021 were impacted by:

•Record quarterly investment banking net revenues of $1,033.5 million, including record equity underwriting net revenues of $494.8 million, advisory net revenues of $311.4 million and debt underwriting net revenues of $197.4 million;
•Record quarterly combined capital markets net revenues of $894.4 million, including record equities net revenues of $531.0 million and fixed income net revenues of $363.4 million;
•Record Asset Management revenues (before allocated net interest) of $237.1 million; and
•Pre-tax income of $107.6 million related to our Merchant Banking businesses reflecting record quarterly results from Idaho Timber and mark-to-market increases in the value of several of our investments in public companies.

Our financial results for the first quarter of 2020 were impacted by:

•Investment banking net revenues of $577.5 million, including equity underwriting net revenues of $131.7 million, advisory net revenues of $343.2 million and debt underwriting net revenues of $117.2 million;
•Combined capital markets net revenues of $493.8 million, including equities net revenues of $245.6 million and fixed income net revenues of $248.2 million;
•Asset Management revenues (before allocated net interest) of $31.0 million; and
•Pre-tax loss of $53.6 million related to our Merchant Banking businesses reflecting:
◦Non-cash charge of $55.6 million to write off the value of HomeFed LLC's ("HomeFed") RedSky JZ Fulton Investors joint venture investment related to a softening of the Brooklyn real estate market;
◦Non-cash charge of $33.0 million to write down the value of our investment in JETX Energy, LLC ("JETX Energy") to reflect the decline in oil prices; and
◦A gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in some of our other investments within Merchant Banking.

Investment Banking and Capital Markets

A summary of results of operations for our Investment Banking and Capital Markets segment is as follows (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Net revenues	$1,959,509	$1,148,829

Expenses:
Compensation and benefits	1,106,212	620,924
Floor brokerage and clearing fees	66,574	52,874
Depreciation and amortization	20,684	19,116
Selling, general and other expenses	222,756	205,958
Total expenses	1,416,226	898,872
Income before income taxes	$543,283	$249,957

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

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Advisory	$311,439	$343,158

Equity underwriting	494,806	131,692
Debt underwriting	197,417	117,152
Total underwriting	692,223	248,844

Other investment banking	29,825	(14,529)
Total investment banking	1,033,487	577,473

Equities	531,016	245,641
Fixed income	363,359	248,182
Total capital markets	894,375	493,823

Other	31,647	77,533
Total Investment Banking and Capital Markets (1) (2)	$1,959,509	$1,148,829

(1)Includes net interest revenues of $12.2 million and $2.9 million for the first quarter of 2021 and 2020, respectively.
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

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed		Aggregate Value
	For the Three Months Ended		For the Three Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Advisory transactions	65	66	$82.2	$57.7
Public and private debt financings	163	152	$76.7	$69.6
Public and private equity and convertible offerings	116	56	$43.8	$11.8

Investment banking revenues for the first quarter of 2021 were a record of $1.03 billion, compared with $577.5 million for the first quarter of 2020, reflecting record revenues in equity underwriting and solid performance in debt underwriting and slightly lower revenues in mergers and acquisitions.

Our underwriting revenues for the first quarter of 2021 were a record $692.2 million, an increase of 178.2%, from $248.8 million in the same period last year, with record quarterly net revenues in equity underwriting of $494.8 million and solid net revenues of $197.4 million in debt underwriting, as clients took advantage of the strong equity environment to raise equity capital in almost all sectors and companies continued to take advantage of the low rate environment to access the debt capital markets. In addition, our equity underwriting results in the first quarter of 2021 include revenues of $129.2 million generated from our underwriting activities on 22 Special Purpose Acquisition Companies ("SPACs") offerings and other SPAC-related transactions. Our advisory revenues were $311.4 million, a decrease of $31.8 million, or 9.2%, from the prior year comparable quarter.

Other investment banking revenues were $29.8 million for the first quarter of 2021, compared with a loss of $14.5 million for the first quarter of 2020. Other investment banking revenues during the first quarter of 2021 include net revenues of $30.6 million from our share of the net earnings of the Jefferies Finance joint venture, compared with net revenues of $10.4 million in the first quarter of 2020. This is reflective of an increase in committed loan arrangement volumes during the first quarter of 2021. Additionally, the results during the first quarter of 2020, included a higher level of reserves recorded on the loan portfolio and unrealized losses related to the write-down of certain equity investments due to the impact of the coronavirus ("COVID-19") on the markets and the economy as compared with minimal portfolio reserves and mark-to-market activity on equity investments in the first quarter of 2021. The first quarter of 2020 also included unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities. Our Other investment banking revenues are reduced by allocated interest expense and the amortization of costs related to our investment in the Jefferies Finance business.

Equities Net Revenues

Equities are comprised of net revenues from:
•services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;
•advisory services offered to clients;
•financing, securities lending and other prime brokerage services offered to clients, including capital intelligence and outsourced trading; and
•wealth management services.

Total equities net revenues were a record $531.0 million for the first quarter of 2021, an increase of 116.2%, compared with $245.6 million for the first quarter of 2020, driven by all-time record results in predominately all our equities businesses and across each of our core regions. Our equities franchise benefited significantly from the favorable trading environment and SPAC-related activity in the U.S.

In the last several months, we received recognition from leading third-party market surveys - Jefferies Group's international convertibles franchise was ranked 1st in both European and Asian, excluding Japan, convertibles by Greenwich Associates. Bloomberg ranked Jefferies Group's electronic trading platform as 2nd in the U.S. Hedgeweek named Jefferies Group as the best U.S. Prime Broker and we doubled the number of analysts ranked in the Japanese Institutional Investor survey.
Our global cash equities business had record net revenues, primarily driven by meaningful higher trading revenue, with strong client activity and market volumes. Our electronic trading businesses in Europe and Asia achieved record results, while our U.S. electronic trading business delivered strong results, all driven by increased global market volumes and new client activity. Record results in our global convertibles franchise were driven by increased client activity and higher trading revenues on the back of a significant increase in new issuance in this market. Our prime services franchise, consisting of prime brokerage and securities finance, recorded record results driven by increased client balances and customer trading activity and the addition of new clients in our outsourced trading business. Our equity derivatives business had record quarterly results driven by a higher volatility trading environment and an increase in client activity.

Fixed Income Net Revenues

Fixed income is comprised of net revenues from:
•executing transactions for clients and making markets in securitized products, investment grade, high-yield, distressed, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients;
•interest rate derivatives and credit derivatives; and
•financing services offered to clients.

Fixed income net revenues totaled $363.4 million for the first quarter of 2021, an increase of 46.4% from net revenues of $248.2 million for the first quarter of 2020, driven by continued strong client activity across most products and geographies, and our ongoing investments to grow our business, particularly in Europe.

Net revenues in the first quarter of 2021 were higher in our U.S. and international securitized markets groups due to increased demand in the securitization markets for most of these product classes, as compared with the first quarter of 2020, as the relative higher yields on securitized products drove investor demand in the first quarter of 2021. Our revenues also benefited from our expansion in European collateralized loan obligations origination and trading.

Strong results across our global credit franchise resulted from robust revenues across regions and products due to increased client activity and higher levels of volatility in the current year quarter, as well as continued tightening of already record low credit spreads throughout most of the quarter and a strong issuance calendar. We have also made strategic hires in our European credit franchise which contributed to our revenue growth.

The record results were partially offset by lower revenues in our U.S. rates business due to a decline in trading opportunities, which was impacted by volatile Treasury yields during the first quarter of 2021.

Other

Other is comprised of revenues from:
• Berkadia Commercial Mortgage Holding LLC ("Berkadia") and other investments (other than Jefferies Finance, which is included in Other investment banking);
• principal investments in private equity and hedge funds managed by third-parties or related parties and are not part of our asset management platform; and
• investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expense).

Our other net revenues totaled $31.6 million for the first quarter of 2021, a decrease of $45.9 million compared with net revenues of $77.5 million for the first quarter of 2020.

The results for the first quarter of 2020 include gains of $61.5 million from macro hedges that were bought and sold in the first quarter of 2020 at the onset of the COVID-19 pandemic.

Results in the first quarter of 2021 include net revenues of $30.0 million due to our share of the net income of Berkadia compared with $21.9 million in the first quarter of 2020.

Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation and share-based awards and the amortization of share-based and cash compensation awards to employees. Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded during the year of the award. Compensation and benefits expense includes amortization expense associated with these awards to the extent vesting is contingent on future service. In addition, the senior executive awards contain market and performance conditions and the awards are amortized over their service periods.

Compensation and benefits expense increased to $1.11 billion for the first quarter of 2021 from $620.9 million for the first quarter of 2020. The following table provides a summary of compensation and benefits expense (dollars in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Compensation expense without future service requirements	$1,064,910	$537,836
Amortization of share-based and cash-based awards	41,302	83,088
Total Compensation and benefits expense	$1,106,212	$620,924

Compensation and benefits expense increased in line with the significant increase in our net revenues. A significant portion of compensation expense is highly variable with net revenues. Amortization of share-based and cash-based awards decreased as a result of the accelerated amortization recognized in the year ended November 30, 2020.

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
Non-compensation expenses were $310.0 million for the first quarter of 2021, an increase of $32.1 million, compared with $277.9 million in the first quarter of 2020. Non-compensation expenses as a percentage of Net revenues were 15.8% and 24.2% for the first quarter of 2021 and 2020, respectively, demonstrating the operating leverage inherent in our business.
The modest absolute increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to record net revenues in equities and strong net revenues in fixed income resulting from an increase in trading volumes. The increase was also due to higher underwriting costs, primarily due to record investment banking net revenues resulting from an increase in the volume of investment banking transactions and higher technology and communication expenses, primarily related to costs associated with the development of various trading systems and increased market data costs. Non-compensation expenses in the first quarter of 2021 also included our charitable donations of $7.7 million to approximately 130 charities around our planet that promote diversity and inclusion, support COVID-19 relief efforts, help Texas relief and support, protect and sustain our environment and strive to help humanity in other meaningful ways. The first quarter of 2020 included our $2.4 million donation made to various charities in support of the Australian wildfire relief effort. The increase in non-compensation expenses was partially offset by meaningfully lower business development expenses as business travel and events remained substantially curtailed due to COVID-19.
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

A summary of results of operations for our Asset Management segment is as follows (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Net revenues	$226,734	$20,329

Expenses:
Compensation and benefits	22,785	22,221
Floor brokerage and clearing fees	9,842	6,307
Depreciation and amortization	479	625
Selling, general and other expenses	12,163	12,105
Total expenses	45,269	41,258
Income (loss) before income taxes	$181,465	$(20,929)

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

The key components of asset management revenues are the level of assets under management and the performance return, for the most part on an absolute basis, and, in certain cases, relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. Performance fees and similar revenues are generally recognized once a year, typically in December, when they become fixed and determinable and are not probable of being significantly reversed. As a result, performance fees and similar revenues are generally realized and recognized in the first quarter of our fiscal year.

The following summarizes the results of our Asset Management businesses revenues by asset class (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Asset management fees:
Equities	$4,999	$2,938
Multi-asset	2,427	3,153
Total asset management fees	7,426	6,091

Revenues from arrangements with strategic affiliates (1)	58,883	1,291
Total asset management fees and revenues	66,309	7,382

Investment return (2) (3)	170,824	23,639
Allocated net interest (2) (4)	(10,399)	(10,692)
Total Asset Management	$226,734	$20,329

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
(3)Includes direct net interest expense of $2.3 million and $6.4 million for the first quarter of 2021 and 2020, respectively.
(4)Allocated net interest represents the allocation of long-term debt interest expense to our Asset Management reportable segment, net of interest income on Cash and cash equivalents and other sources of liquidity.

Asset management net revenues for the first quarter of 2021 were a record $226.7 million, significantly higher than $20.3 million recorded in the first quarter of 2020, driven by meaningfully higher investment returns across most platforms and a substantial increase in asset management fees and revenues. Results in the current year quarter include $66.3 million in management and performance fees and similar revenues earned directly or through our strategic affiliates in the first quarter of 2021 as compared with $7.4 million in the first quarter of 2020. Performance fees and similar revenues are generally realized and recognized once a year in the first quarter of our fiscal year and are attributable to performance realized in respect of the calendar year ending during our first fiscal quarter.

Expenses

The increase in expenses in the first quarter of 2021 as compared with the first quarter of 2020 primarily reflects the expansion of the Asset Management business and the increase in Floor brokerage and clearing fees.

Assets under Management

The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.

Assets under management by predominant asset class were as follows (in millions):

	February 28, 2021	November 30, 2020
Assets under management (1):
Equities	$418	$481
Multi-asset	355	293
Total	$773	$774

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

Change in assets under management were as follows (in millions):

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Balance, beginning of period	$774	$1,216
Net cash flow in (out)	(34)	(21)
Net market appreciation (depreciation)	33	(55)
Balance, end of period	$773	$1,140

The decrease in assets under management in our wholly-owned managers during the first quarter of 2021 is primarily due to the redemption from certain funds offset by market appreciation during the period. The decrease in assets under management in our wholly-owned managers during the first quarter of 2020 is primarily due to the liquidation and redemptions from certain funds and market depreciation during the period, partially offset by new subscriptions and investments from third-parties.

Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which "Regulatory Assets Under Management" is reported to the SEC on Form ADV.

Asset Management Investments

In connection with building our business and growing revenues we participate in via our affiliated managers, our asset management business makes seed and additional strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the earnings or profits of the affiliated manager. Our asset management investments generated an investment return of $170.8 million and $23.6 million for the first quarter of 2021 and 2020, respectively. The following table reflects amounts invested by asset manager (in thousands):

	February 28, 2021	November 30, 2020

Jefferies Financial Group Inc., as manager:
Fund investments (1)	$312,051	$258,893
Separately managed accounts (2)	279,621	352,084
Total	591,672	610,977

Third-party, as manager:
Fund investments	674,085	650,585
Separately managed accounts (2)	315,141	323,943
Investments in asset managers	188,618	162,268
Total	1,177,844	1,136,796
Total asset management investments	$1,769,516	$1,747,773

(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund, and accordingly, the assets and liabilities of the fund are included in the representative line items in the consolidated financial statements. At February 28, 2021 and November 30, 2020, $20.3 million and $0.1 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented in the Consolidated Statements of Financial Condition within each respective line item.
Collectively, we and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $29.3 billion and $26.8 billion at February 28, 2021 and November 30, 2020, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund, the net capital invested in a separately managed account, par value of collateralized loan obligations or notional account value. These include the following:

•$14.4 billion and $12.6 billion as of February 28, 2021 and November 30, 2020, respectively - This includes the assets under management raised by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement. In some instances, due to the timing of payments and crystallization of profits or revenue, the majority of revenue related to these relationships will be realized at their calendar year-end (during our first fiscal quarter).
•$11.6 billion and $10.8 billion as of February 28, 2021 and November 30, 2020, respectively - Asset management activities within Jefferies Finance, our 50/50 joint venture with Massachusetts Mutual Life Insurance Company, which represent the aggregate par value of collateralized loan obligations managed by Jefferies Finance, including those consolidated by Jefferies Finance. Because management evaluates segment performance based on the inclusion of our share of the net earnings of our Jefferies Finance joint venture in our Investment Banking and Capital Markets segment, those activities are excluded from our Asset Management segment results.

•$2.5 billion and $2.6 billion as of February 28, 2021 and November 30, 2020, respectively - Net asset values of investments made by us in funds or separately managed accounts. At times, we will incubate strategies using our own capital during the institutional build-out phase before opening investments to outside capital. This net asset value includes our seed capital of $1.5 billion and $1.5 billion as of February 28, 2021 and November 30, 2020, respectively, in addition to amounts financed of $1.0 billion and $1.1 billion as of February 28, 2021 and November 30, 2020, respectively, invested in funds and separately managed accounts that are managed by us and our affiliated asset managers.
•$0.8 billion and $0.8 billion as of February 28, 2021 and November 30, 2020, respectively - This includes third-party investments actively managed by wholly-owned divisions.

Merchant Banking

A summary of results for Merchant Banking is as follows (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Net revenues	$297,503	$204,559

Expenses:
Compensation and benefits	28,012	17,190
Cost of sales	95,559	72,443
Interest expense	6,465	8,773
Depreciation and amortization	16,740	18,841
Selling, general and other expenses	32,542	73,080
Total expenses	179,318	190,327

Income before income taxes and loss related to associated companies	118,185	14,232
Loss related to associated companies	(10,568)	(67,855)
Income (loss) before income taxes	$107,617	$(53,623)

A summary of results for Merchant Banking by source is as follows (in thousands):

	Revenues	Expenses	Income (Loss) from Associated Companies	Total Pre-Tax Income (Loss)

For the three months ended February 28, 2021
Oil and gas	$13,318	$34,247	$—	$(20,929)
Idaho Timber	137,892	99,593	—	38,299
Real estate	11,672	14,291	6,051	3,432
FXCM	2,677	—	(5,462)	(2,785)
Other	131,944	31,187	(11,157)	89,600
Total	$297,503	$179,318	$(10,568)	$107,617

For the three months ended February 29, 2020
Oil and gas	$62,856	$71,594	$—	$(8,738)
Idaho Timber	77,639	72,930	—	4,709
Real estate	12,230	11,104	(53,014)	(51,888)
FXCM	2,508	—	(1,638)	870
Other	49,326	34,699	(13,203)	1,424
Total	$204,559	$190,327	$(67,855)	$(53,623)

Oil and Gas

Oil and gas results for the first quarter of 2021 were lower than the first quarter of 2020 primarily due to increased unrealized losses related to oil hedge derivatives and decreased production revenues due to curtailed production and decreased development activity in the second half of 2020, partially offset by impairment charges recorded during the first quarter of 2020. Oil and gas net revenues totaled $13.3 million and $62.9 million during the first quarter of 2021 and 2020, respectively, and primarily consist of three components:
•Production revenues (including the impact of realized gains and losses related to oil hedges) were $35.3 million and $45.4 million during the first quarter of 2021 and 2020, respectively. The decrease in production revenues related to lower production across most of the basin due to weather and reduced development activity during the second half of 2020 due to a lower price environment at that time. Production revenues included realized gains on oil hedges of $2.7 million during both the first quarter of 2021 and 2020, respectively.
•Net unrealized gains (losses) related to oil hedge derivatives were $(21.9) million and $20.0 million in the first quarter of 2021 and 2020, respectively. As discussed further in Note 3 to the consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options to reduce exposure to future oil price fluctuations. For the first quarter of 2021, approximately 73% of oil production was hedged at a weighted average price of approximately $58/barrel. For the remainder of 2021, approximately 42% of expected oil production is hedged at a weighted average price of approximately $53/barrel.
•Mark-to-market gains (losses) related to a financial instrument owned held at fair value were immaterial during the first quarter of 2021 and $(2.5) million during the first quarter of 2020.
Total expenses for Oil and gas were $34.2 million during the first quarter of 2021 as compared to $71.6 million during the first quarter of 2020. The decrease in expenses was primarily due to a non-cash charge of $33.0 million in the first quarter of 2020 to write down JETX Energy's oil and gas assets to reflect the impact of oil price declines during the quarter.
Idaho Timber
High demand for wood for home improvement and construction led to favorable pricing and record results for Idaho Timber. Net revenues increased in the first quarter of 2021 as compared to the first quarter of 2020, primarily due to an increase in the average selling price of 87%.
The increase in total expenses for Idaho Timber in the first quarter of 2021 as compared to the first quarter of 2020 primarily reflects increased cost of sales and increased compensation expense.
Real Estate

Income (loss) related to real estate associated companies for the first quarter of 2020, includes a non-cash charge of $55.6 million to fully write off the value of HomeFed's RedSky JZ Fulton Investors joint venture investment due to the softening of the Brooklyn real estate market

FXCM

Net revenues from our FXCM term loan include gains of $2.7 million and $2.5 million during the first quarter of 2021 and 2020, respectively.

Other

Other revenues reflect realized and unrealized gains (losses) on financial instruments owned, which are held at fair value, of $103.5 million and $41.0 million for the first quarter of 2021 and 2020, respectively, including mark-to-market changes in the value of our investments in public companies of $83.8 million and $(23.5) million, respectively. The first quarter of 2020, also includes a gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in our portfolio investments.

Corporate

A summary of results of operations for Corporate is as follows (in thousands):

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Net revenues	$590	$9,792

Expenses:
Compensation and benefits	15,534	9,858
Depreciation and amortization	864	888
Selling, general and other expenses	4,669	6,800
Total expenses	21,067	17,546
Loss before income taxes	$(20,477)	$(7,754)

Net revenues primarily include interest income from the investment of our liquidity balance at the parent company. The prior year balance reflects higher rates during the first quarter of 2020, which have since decreased. Total expenses include share-based compensation expense of $9.1 million and $3.4 million for the first quarter of 2021 and 2020, respectively. Share-based compensation expense is higher this quarter as it reflects $7.0 million related to the full current fair value of certain share-based grants made during this period, which were fully vested upon grant.

Parent Company Interest

Parent company interest expense totaled $13.9 million and $12.8 million for the first quarter of 2021 and 2020, respectively. We capitalize interest on qualifying HomeFed real estate assets. Parent company interest capitalized during the first quarter of 2021 and 2020 was $0.9 million and $2.0 million, respectively.

Income Taxes

Our provision for income taxes was $218.2 million for the first quarter of 2021, representing an effective tax rate of 27.3%. Our provision for income taxes was $45.8 million for the first quarter of 2020, representing an effective tax rate of 29.0%. The decrease in the effective tax rate for the first quarter of 2021, as compared to the first quarter of 2020, is primarily due to our substantially higher earnings before income taxes minimizing the impact of nondeductible expenses.

Selected Statement of Financial Condition Data

The tables below reconcile the balance sheet for each of our segments to our consolidated balance sheet (in thousands):

	February 28, 2021
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$6,697,347	$10,373	$202,329	$1,738,912	$—	$8,648,961
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	615,115	—	—	—	—	615,115
Financial instruments owned, at fair value	16,626,120	2,062,327	408,706	—	—	19,097,153
Loans to and investments in associated companies	1,012,352	166,755	509,941	—	—	1,689,048
Securities borrowed	7,150,657	—	—	—	—	7,150,657
Securities purchased under agreements to resell	6,680,284	—	—	—	—	6,680,284
Receivables	6,790,630	313,942	765,747	223	—	7,870,542
Property, equipment and leasehold improvements, net	849,057	7,404	29,601	10,255	—	896,317
Intangible assets, net and goodwill	1,722,775	143,317	48,230	—	—	1,914,322
Other assets	877,120	9,113	1,311,797	650,288	(541,798)	2,306,520
Total assets	49,021,457	2,713,231	3,276,351	2,399,678	(541,798)	56,868,919

Liabilities
Long-term debt (1) (2)	6,319,132	602,576	328,384	993,058	—	8,243,150
Other liabilities	36,696,129	1,223,927	906,897	406,277	(541,798)	38,691,432
Total liabilities	43,015,261	1,826,503	1,235,281	1,399,335	(541,798)	46,934,582

Redeemable noncontrolling interests	—	—	30,979	—	—	30,979
Mandatorily redeemable convertible preferred shares	710	15,003	16,783	—	—	32,496
Noncontrolling interests	—	—	—	125,000	—	125,000
Total Jefferies Financial Group Inc. shareholders' equity	$6,005,486	$871,725	$1,993,308	$875,343	$—	$9,745,862

(1)    Jefferies Group long-term debt of $6.9 billion at February 28, 2021 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.

(2)    Long-term debt within Merchant Banking of $328.4 million at February 28, 2021, primarily includes $237.4 million for real estate businesses and $90.9 million for Vitesse Energy Finance. At February 28, 2021, Vitesse Energy Finance had $91.5 million drawn out of the maximum $120.0 million borrowing base on its credit facility. See Note 11 in our consolidated financial statements for additional information.

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

The table below presents our capital by significant business and investment (in thousands):

	February 28, 2021	November 30, 2020

Jefferies Group	$6,599,129	$6,407,954

Assets held on behalf of Asset Management (excluding Jefferies Group)	278,082	234,049

Merchant Banking:
Oil and gas	494,870	526,642
Real estate	536,657	531,553
Linkem	181,101	198,991
FXCM	130,917	133,375
Idaho Timber	98,391	85,595
Investments in public companies	257,856	192,363
Other	293,516	271,890
Total Merchant Banking	1,993,308	1,940,409

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	875,343	821,481
Total Capital	$9,745,862	$9,403,893

Below is a brief description of the captions in the table above:

•Investment Banking and Capital Markets includes investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to clients across most industry sectors in the Americas, Europe and Asia. Capital markets businesses operate across the spectrum of equities and fixed income products. Our Investment Banking and Capital Markets businesses are conducted by Jefferies Group, our largest subsidiary, and is now the largest independent full-service global investment banking firm headquartered in the U.S.

•Our Asset Management segment comprises all asset management operations, including those within Jefferies Group. Within Asset Management, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. Asset Management offers institutional clients an innovative range of investment strategies through its affiliated managers.

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
◦We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at February 28, 2021. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem deployed its first 5G towers in late 2020 and plans to rapidly increase its network coverage and service offerings over the coming years as it upgrades to 5G, adds subscribers and leverages its assets. Linkem is accounted for under the equity method.
◦Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2022 ($71.6 million principal outstanding at February 28, 2021), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity in FXCM. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.
◦Idaho Timber is our 100% owned consolidated subsidiary engaged in the manufacture and distribution of various wood products.

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
Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time, total $1,951.2 million at February 28, 2021 and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in the Consolidated Statement of Financial Condition as cash and cash equivalents and financial instruments owned, at fair value. At February 28, 2021, $1,560.7 million of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.
During the first quarter of 2021, our parent company received cash distributions of $212.2 million from our subsidiary businesses, including $153.6 million from Jefferies Group. We also received $39.1 million from divestitures.
Our recurring cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, aggregate approximately $305.7 million on an annual basis. Dividends paid during the first quarter of 2021 of $49.8 million include quarterly dividends of $0.20 per share. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
For many years, we benefited from federal net operating loss carryovers ("NOLs") which substantially offset our federal cash tax requirements. As a result of full utilization of our federal NOLs and other tax attributes, we will incur federal cash tax liabilities in 2021.

Our primary long-term parent company cash requirement is our $1.0 billion principal outstanding as of February 28, 2021 under our long-term debt, of which $750.0 million is due in 2023 and $250.0 million in 2043. As we generate excess liquidity, we evaluate the best use of the proceeds, which may include reductions to existing debt, share repurchases, special dividends, investments in our businesses, or any of a number of other options available to us.
Shares Outstanding

At November 30, 2020, we had approximately $57.2 million available for future share repurchases. In January 2021, the Board of Directors increased the share repurchase authorization by $192.8 million to $250.0 million. During the first quarter of 2021, we purchased a total of 5,000,000 of our common shares for $127.5 million, or an average price per share of $25.51. At February 28, 2021, we had approximately $122.5 million available for future repurchases. In March 2021, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $122.5 million.
At February 28, 2021, we had outstanding 246,703,277 common shares, 20,816,000 share-based awards that do not require the holder to pay any exercise price and 2,791,000 stock options that require the holder to pay an average exercise price of $23.45 per share. The 20,816,000 share-based awards include the target number of shares under the senior executive award plan. Additionally, we have mandatorily redeemable convertible preferred shares that are currently convertible into 4,440,863 common shares, at an effective conversion price of $28.15 per share. At February 28, 2021, the maximum potential increase to common shares outstanding resulting from these outstanding awards and the preferred shares is 28,048,000 (potentially an aggregate of 274,751,277 outstanding common shares if all awards and preferred shares become outstanding common shares).

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

	Rating	Outlook
Moody's Investors Service (1)	Baa3	Positive
Standard and Poor's	BBB	Stable
Fitch Ratings	BBB	Stable

(1) On March 15, 2021, Moody's Investors Service affirmed our rating of Baa3 and revised our rating outlook from stable to positive.

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

Liquidity reserve (in thousands):	February 28, 2021
Minimum reserve under liquidity target	$611,400
Actual liquidity	$1,951,214

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

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended February 28, 2021	Three Months Ended February 29, 2020

Cash, cash equivalents and restricted cash at beginning of period	$9,664,972	$8,480,435
Net cash used for operating activities	(1,495,938)	(918,083)
Net cash used for investing activities	(32,340)	(49,310)
Net cash provided by (used for) financing activities	1,069,653	(316,165)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3,886	(2,927)
Cash, cash equivalents and restricted cash at end of period	$9,210,233	$7,193,950

During the first quarter of 2021, net cash used for operating activities primarily relates to funds used by Jefferies Group of $1,542.9 million.
During the first quarter of 2020, net cash used for operating activities primarily relates to funds used by Jefferies Group of $896.5 million. Net losses related to property and equipment, and other assets include the non-cash charge of $33.0 million to write down the value of our investment in JETX Energy to reflect the impact of oil price declines during the first quarter of 2020.
During the first quarter of 2021, net cash used for investing activities principally reflects $914.5 million of loans to and investments in associated companies and $969.8 million of capital distributions and loan repayments from associated companies.
During the first quarter of 2020, net cash used for investing activities includes principally reflects $864.4 million of loans to and investments in associated companies and $883.3 million of capital distributions and loan repayments from associated companies.
During the first quarter of 2021, net cash provided by financing activities primarily relates to funds provided by Jefferies Group of $1,198.6 million, including funds provided by the issuance of debt of $378.0 million and proceeds from other secured financings of $1,033.0 million, partially offset by funds used for the repayment of debt of $206.2 million, and proceeds from other secured financings of $186.6 million in our Merchant Banking segment. This was partially offset by funds used to repurchase common shares for treasury of $130.1 million, funds used for the repayment of debt of $190.4 million in our Merchant Banking segment and funds used to pay dividends of $49.8 million.
During the first quarter of 2020, net cash used for financing activities primarily relates to funds used to repurchase common shares for treasury of $310.2 million, funds used to pay dividends of $42.8 million and funds used by Jefferies Group of $85.7 million. This includes funds used for the repayment of debt of $397.6 million and payment of other secured financings of $300.9 million, partially offset by funds provided by the issuance of debt of $642.8 million. This was partially offset by proceeds from other secured financings of $150.4 million in our Merchant Banking segment.
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

Jefferies Group maintains modest leverage to support its investment grade ratings. The growth of its balance sheet is supported by its equity and we have quantitative metrics in place to monitor leverage and double leverage. Jefferies Group's capital plan is robust, in order to sustain its operating model through stressed conditions. We maintain adequate financial resources to support business activities in both normal and stressed market conditions, including a buffer in excess of regulatory, or other internal or external, requirements. Jefferies Group's access to funding and liquidity is stable and efficient to ensure that there is sufficient liquidity to meet its financial obligations in normal and stressed market conditions.
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

At February 28, 2021, the Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 financial instruments owned, at fair value that are approximately 2% of total financial instruments owned, at fair value.

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

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended February 28, 2021	Year Ended November 30, 2020
Securities purchased under agreements to resell:
Period end	$6,680	$5,097
Month end average	9,219	8,040
Maximum month end	12,321	12,061

Securities sold under agreements to repurchase:
Period end	$7,208	$8,316
Month end average	12,975	13,501
Maximum month end	19,207	18,979

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
To ensure that inventory does not need to be liquidated in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios Jefferies Group maintains. Jefferies Group's total long-term capital of $13.2 billion at February 28, 2021 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Modeled Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At February 28, 2021, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Modeled Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm's business mix.

Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	February 28, 2021	Average Balance First Quarter 2021 (1)	November 30, 2020
Cash and cash equivalents:
Cash in banks	$1,621,608	$2,960,754	$1,979,058
Money market investments (2)	5,085,874	3,402,188	5,132,871
Total cash and cash equivalents	6,707,482	6,362,942	7,111,929

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	990,510	1,174,837	1,180,410
Other (4)	416,377	430,080	312,511
Total other sources	1,406,887	1,604,917	1,492,921
Total cash and cash equivalents and other liquidity sources	$8,114,369	$7,967,859	$8,604,850

(1)Average balances are calculated based on weekly balances.
(2)At February 28, 2021 and November 30, 2020, $5,071.0 million and $5,118.0 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million and $14.9 million at February 28, 2021 and November 30, 2020, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended February 28, 2021 was $3,394.7 million.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 28, 2021, repurchase financing can be readily obtained for approximately 67% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

The following summarizes Jefferies Group's financial instruments owned by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	February 28, 2021		November 30, 2020
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$2,552,964	$386,688	$2,191,536	$238,129
Corporate debt securities	2,432,402	51,691	2,298,591	50,217
U.S. government, agency and municipal securities	2,787,053	58,802	3,336,361	110,586
Other sovereign obligations	2,415,981	952,038	2,518,928	1,101,272
Agency mortgage-backed securities (1)	1,718,972	—	1,652,743	—
Loans and other receivables	541,807	—	564,112	—
Total	$12,449,179	$1,449,219	$12,562,271	$1,500,204

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

Secured Financing

Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short- and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. At February 28, 2021, approximately 62% of Jefferies Group's cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. During the first quarter of 2021, an average of approximately 74% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately seven months at February 28, 2021.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At February 28, 2021, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and floating rate puttable notes, totaled $882.9 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $884.4 million for the first quarter of 2021.
Jefferies Group's short-term borrowings include facilities that contain certain covenants that, among other things, require it to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of its subsidiaries that are borrowers. At February 28, 2021, Jefferies Group was in compliance with all covenants under these facilities. Jefferies Group's facilities included within short-term borrowings at February 28, 2021 were as follows (in thousands):

Bank of New York Mellon Master Loan Agreement (1)	$300,000
JPMorgan Chase Bank, N.A. Credit Facility (2)	274,000
Royal Bank of Canada Credit Facility (3)	200,000
Bank of New York Mellon Credit Facility (4)	100,000
Total	$874,000

(1)    Interest is generally based at spreads over the Federal Funds Rate as defined in this master loan agreement.
(2)    Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate ("LIBOR"), as defined in this credit facility agreement.
(3)    Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%.
(4)    Interest is based on a rate per annum equal to the Federal Funds Rate plus 2%.

Jefferies Group's short-term borrowings at February 28, 2021 also include floating rate puttable notes of $6.8 million and other bank loans of $2.1 million.

In addition, the Bank of New York Mellon has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At February 28, 2021, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statements of Financial Condition. At February 28, 2021, the outstanding notes were $3.8 billion, bear interest at a spread over LIBOR and mature from March 2021 to January 2023.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at February 28, 2021 is $6.9 billion. Jefferies Group's long-term debt, excluding its revolving credit facility and the secured bank loan, has a weighted average maturity of approximately 10.6 years.
During the three months ended February 28, 2021, Jefferies Group's long-term debt increased $26.0 million, primarily due to approximately $54.1 million of structured notes issuances, net of retirements, and changes in instrument specific credit risk on structured notes, partially offset by losses associated with interest rate swaps based on their designation as fair value hedges. At February 28, 2021, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at February 28, 2021 was $1,784.2 million.

Jefferies Group has a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks. At February 28, 2021, borrowings under the Jefferies Group Revolving Credit Facility amounted to $189.9 million.

Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Jefferies Group Revolving Credit Facility agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at February 28, 2021, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations.

One of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At February 28, 2021, we were in compliance with all covenants under the Jefferies Group Loan and Security Agreement.

Jefferies Group's long-term debt ratings are as follows:

	Rating	Outlook
Moody's Investors Service (1)	Baa3	Positive
Standard and Poor's	BBB	Stable
Fitch Ratings	BBB	Stable
(1) On March 15, 2021, Moody's Investors Service affirmed Jefferies Group's rating of Baa3 and revised its rating outlook from stable to positive.

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2021, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $126.9 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Modeled Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer, Jefferies LLC, registered with the Securities and Exchange Commission ("SEC") and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at February 28, 2021 were $2,019.3 million and $1,902.9 million, respectively. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.

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

Other Developments

The U.K. left the European Union on January 31, 2020 and the current transition period ended on December 31, 2020. On January 1, 2021, Jefferies Group's U.K. broker-dealer, Jefferies International Limited, was no longer able to provide services to European clients under the passport regime. Jefferies Group has taken steps to ensure its ability to provide services to its European clients without interruption by establishing a wholly-owned subsidiary in Germany ("Jefferies GmbH"), which is authorized and regulated in Germany by the Federal Financial Services Authority ("BaFin"). At January 1, 2021, all of Jefferies Group's European clients have been migrated to Jefferies GmbH to conduct business across all of Jefferies Group's European investment banking, fixed income and equity platforms. There were no client disruptions or settlement issues experienced after this migration.

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
In the normal course of business, we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives' notional amounts nor underlying instrument values are reflected as assets or liabilities in the Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in the Consolidated Statements of Financial Condition as Financial instruments owned, at fair value, or Financial instruments sold, not yet purchased, at fair value, as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement.

Cautionary Statement for Forward-Looking Information

This report contains or incorporates by reference "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words "will," "could," "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward-looking statements include statements pertaining to our strategies for future development of our businesses and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. Future events and actual results could differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•The description of our business and risk factors contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020 and filed with the SEC on January 29, 2021 (the "2020 10-K");
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The following includes "forward-looking statements" that involve risk and uncertainties. See "Cautionary Statement for Forward-Looking Information" above. Actual results could differ materially from those projected in the forward-looking statements. The discussion of risk is presented separately for Jefferies Group and the balance of our company. Exclusive of Jefferies Group, our market risk arises principally from equity price risk. Information related thereto required under this Item is contained in Item 7A in our 2020 10-K, and is incorporated by reference herein.
Excluding Jefferies Group, Financial instruments owned, at fair value include corporate equity securities with an aggregate fair value of $367.7 million at February 28, 2021. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $36.8 million.
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

In achieving our strategic business objectives, our risk appetite incorporates keeping our clients' interests at the top of our priority list and ensuring we are in compliance with applicable laws, rules and regulations, as well as adhering to the highest ethical standards. We undertake prudent and conservative risk-taking that protects the capital base and franchise, utilizing risk limits and tolerances that avoid outsized risk-taking. We maintain a diversified business mix and avoid significant concentrations to any sector, product, geography, or activity and set quantitative concentration limits to manage this risk. We consider contagion, second order effects and correlation in our risk assessment process and actively seek out value opportunities of all sizes. We manage the risk of opportunities larger than our approved risk levels through risk sharing and risk distribution, sell-down and hedging, as appropriate. We have a limited appetite for illiquid assets and complex derivative financial instruments. We maintain the asset quality of our balance sheet through conducting trading activity in liquid markets and generally ensure high turnover of our inventory. We subject less liquid positions and derivative financial instruments to oversight and use a wide variety of specific metrics, limits, and constraints to manage these risks. We protect our reputation and franchise, as well as our standing within the market. We operate a federated approach to risk management with risk oversight responsibilities assigned to those areas of the business that have the appropriate knowledge.

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
There was a modest increase in average daily VaR to $16.02 million for the first quarter of 2021 from $14.92 million for the fourth quarter of 2020. The increase was primarily driven by a lower diversification effect.

The following table illustrates each separate component of VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data (in millions):

Daily VaR (1) Value-at-Risk in Trading Portfolios
Risk Categories	VaR at February 28, 2021	Daily VaR for the Three Months Ended February 28, 2021			VaR at November 30, 2020	Daily VaR for the Three Months Ended November 30, 2020
		Average	High	Low		Average	High	Low

Interest Rates and Credit Spreads	$10.35	$8.58	$11.15	$5.83	$7.66	$8.71	$11.57	$6.09
Equity Prices	11.36	10.90	15.71	6.17	12.54	11.14	14.91	7.21
Currency Rates	0.31	0.19	0.31	0.11	0.16	0.13	0.41	0.03
Commodity Prices	0.72	0.42	0.75	0.16	0.44	0.39	0.56	0.28
Diversification Effect (2)	(6.61)	(4.07)	N/A	N/A	(2.04)	(5.45)	N/A	N/A

Firmwide	$16.13	$16.02	$22.91	$6.94	$18.76	$14.92	$22.78	$8.75

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the first quarter of 2021, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.
The chart below reflects our daily VaR over the last four quarters. The increases from August 2020 through mid-January 2021 were driven by the high historical volatility observed throughout the initial period of the pandemic. The recent lower trend from January to the end of February was driven by exposure reductions.
Daily Net Trading Revenue
There were nine days with trading losses out of a total of 60 trading days in the first quarter of 2021. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of Jefferies Group's trading activities for the first quarter of 2021 (in millions).

Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2021 (in thousands):

10% Sensitivity
Investment in funds (1)	$101,782
Private investments	15,012
Corporate debt securities in default	9,867
Trade claims	5,704
(1)    Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 3 in our consolidated financial statements.

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.6 million at February 28, 2021, which is included in Accumulated other comprehensive income (loss).
Stress Tests and Scenario Analysis
Stress tests are used to analyze the potential impact of specific events or extreme market moves on the current portfolio both firm wide and within business segments. Stress testing is an important part of our risk management approach because it allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, set risk controls and overall assess and mitigate its risk.
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
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of our credit risk are:
•Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of Jefferies Group's Secured Revolving Credit Facility that is with Jefferies Group and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. See Note 8 for additional information on this facility. In addition, Jefferies Group has loans outstanding to certain of its officers and employees (none of whom are executive officers or directors). See Note 21 for additional information on these employee loans.
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
The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at February 28, 2021 and November 30, 2020 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020
AAA Range	$—	$—	$0.7	$1.1	$—	$0.1	$0.7	$1.2	$5,085.9	$5,132.9	$5,086.6	$5,134.1
AA Range	45.1	45.2	97.7	111.7	40.5	9.8	183.3	166.7	4.6	7.8	187.9	174.5
A Range	0.4	0.2	487.1	542.2	294.0	147.2	781.5	689.6	1,601.2	1,967.9	2,382.7	2,657.5
BBB Range	250.1	250.5	122.7	110.2	13.3	18.1	386.1	378.8	14.4	2.2	400.5	381.0
BB or Lower	50.0	50.0	8.8	8.3	163.1	201.6	221.9	259.9	0.1	0.1	222.0	260.0
Unrated	161.0	142.0	—	—	0.3	0.2	161.3	142.2	1.3	1.0	162.6	143.2
Total	$506.6	$487.9	$717.0	$773.5	$511.2	$377.0	$1,734.8	$1,638.4	$6,707.5	$7,111.9	$8,442.3	$8,750.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020
Asia/Latin America/Other	$15.0	$15.0	$54.0	$72.6	$21.1	$6.9	$90.1	$94.5	$242.2	$248.4	$332.3	$342.9
Europe	0.2	0.1	298.4	313.0	40.9	42.5	339.5	355.6	111.2	96.4	450.7	452.0
North America	491.4	472.8	364.6	387.9	449.2	327.6	1,305.2	1,188.3	6,354.1	6,767.1	7,659.3	7,955.4
Total	$506.6	$487.9	$717.0	$773.5	$511.2	$377.0	$1,734.8	$1,638.4	$6,707.5	$7,111.9	$8,442.3	$8,750.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020
Asset Managers	$0.1	$0.2	$—	$—	$6.3	$—	$6.4	$0.2	$5,085.9	$5,132.9	$5,092.3	$5,133.1
Banks, Broker-dealers	250.5	250.7	521.4	558.6	332.5	178.8	1,104.4	988.1	1,621.6	1,979.0	2,726.0	2,967.1
Corporates	132.7	132.7	—	—	150.6	183.9	283.3	316.6	—	—	283.3	316.6
Other	123.3	104.3	195.6	214.9	21.8	14.3	340.7	333.5	—	—	340.7	333.5
Total	$506.6	$487.9	$717.0	$773.5	$511.2	$377.0	$1,734.8	$1,638.4	$6,707.5	$7,111.9	$8,442.3	$8,750.3

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

The following tables reflect our top exposure to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure, as reflected in the Consolidated Statements of Financial Condition (in millions):

	February 28, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$498.8	$(225.1)	$(9.8)	$0.2	$44.4	$16.1	$75.2	$324.6	$399.8
France	417.0	(389.5)	144.6	—	134.0	14.8	—	320.9	320.9
Canada	367.8	(307.6)	(1.1)	—	14.9	231.6	2.0	305.6	307.6
Italy	1,324.1	(1,092.3)	34.9	—	12.1	0.1	1.4	278.9	280.3
Hong Kong	23.1	(9.1)	—	—	3.0	—	180.0	17.0	197.0
Japan	270.0	(245.0)	103.2	—	20.4	0.3	19.4	148.9	168.3
China	670.3	(431.2)	(117.3)	—	—	—	—	121.8	121.8
Germany	673.0	(386.2)	(258.1)	—	50.6	8.1	32.1	87.4	119.5
Switzerland	100.6	(63.3)	4.8	—	38.6	1.6	1.4	82.3	83.7
Israel	75.2	(16.7)	(2.1)	15.0	0.1	7.9	—	79.4	79.4
Total	$4,419.9	$(3,166.0)	$(100.9)	$15.2	$318.1	$280.5	$311.5	$1,766.8	$2,078.3

	November 30, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Italy	$1,929.5	$(921.6)	$(618.9)	$—	$—	$0.1	$—	$389.1	$389.1
United Kingdom	464.0	(235.8)	(46.7)	0.1	67.4	5.2	64.8	254.2	319.0
France	357.3	(290.9)	48.3	—	140.8	24.3	—	279.8	279.8
Germany	470.7	(352.7)	40.2	—	63.1	11.3	26.7	232.6	259.3
Australia	32.7	(17.8)	173.9	—	24.9	—	12.8	213.7	226.5
Hong Kong	35.2	(11.8)	0.7	—	0.1	—	157.4	24.2	181.6
Canada	417.3	(326.8)	1.3	—	20.4	64.3	2.1	176.5	178.6
Austria	151.2	(73.6)	—	—	—	—	—	77.6	77.6
India	50.9	(6.7)	—	—	—	—	24.3	44.2	68.5
Switzerland	104.0	(72.2)	2.9	—	31.6	1.3	0.4	67.6	68.0
Total	$4,012.8	$(2,309.9)	$(398.3)	$0.1	$348.3	$106.5	$288.5	$1,759.5	$2,048.0

At February 28, 2021, we have no material exposure to countries where either sovereign or non-sovereign sectors pose potential default risk as the result of liquidity concerns.

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

Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees. We have adopted enhanced cleaning practices across our offices, have restricted business travel, and have monitored the health and welfare of our employees and worked actively with many individuals diagnosed with COVID-19. We continue to execute our Business Continuity Planning plan and maintain a largely remote working environment across all functions without any significant disruptions to our business or control processes. Additionally, we are working continuously with all of our critical vendors regarding their own pandemic responses to ensure there is minimal impact on our business operations.

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

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 28, 2021. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of February 28, 2021.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 28, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the "Contingencies" section in Note 18, Commitments, Contingencies and Guarantees, in the Notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 1A.  Risk Factors.

Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the first quarter of 2021 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2020 to December 31, 2020	—	$—	—	$57,242
January 1, 2021 to January 31, 2021	2,052,805	$24.59	1,950,000	$202,080
February 1, 2021 to February 28, 2021	3,050,000	$26.10	3,050,000	$122,461
Total	5,102,805		5,000,000

(1)Includes an aggregate 102,805 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
(2) In January 2021, the Board of Directors increased the share repurchase authorization by $192.8 million to $250.0 million. At February 28, 2021, $122.5 million remains available for future purchases. In March 2021, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $122.5 million.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

10.1	Form of Stock Option Agreement under 2003 Stock Award and Incentive Plan.

10.2	Form of Stock Appreciation Award Agreement.

10.3	Form of Stock Option Agreement (Converted Stock Appreciation Award) under Equity Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended February 28, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: April 8, 2021	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)