Form 10-Q
period 2021-05-31
Jefferies Financial Group Inc.
filed 2021-07-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer's classes of common stock at June 30, 2021 was 247,037,420.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
May 31, 2021 and November 30, 2020
(Dollars in thousands, except par value)
(Unaudited)

	May 31, 2021	November 30, 2020
ASSETS
Cash and cash equivalents	$8,443,206	$9,055,148
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	901,381	604,321
Financial instruments owned, at fair value (including securities pledged of $13,000,756 and $13,065,585)	19,937,830	18,124,577
Loans to and investments in associated companies	1,728,115	1,686,563
Securities borrowed	6,720,683	6,934,762
Securities purchased under agreements to resell	6,917,225	5,096,769
Securities received as collateral, at fair value	—	7,517
Receivables	8,131,943	6,608,767
Property, equipment and leasehold improvements, net	903,010	897,204
Intangible assets, net and goodwill	1,912,480	1,913,467
Other assets	2,383,096	2,189,257
Total assets (1)	$57,978,969	$53,118,352

LIABILITIES
Short-term borrowings	$475,834	$764,715
Financial instruments sold, not yet purchased, at fair value	11,971,970	10,017,600
Securities loaned	2,277,423	1,810,748
Securities sold under agreements to repurchase	7,079,322	8,316,269
Other secured financings	4,131,597	3,288,384
Obligation to return securities received as collateral, at fair value	—	7,517
Lease liabilities	570,341	584,807
Payables, expense accruals and other liabilities	12,394,362	10,388,072
Long-term debt	8,823,245	8,352,039
Total liabilities (1)	47,724,094	43,530,151

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	34,511	24,676
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 247,031,705 and 249,750,542 shares issued and outstanding, after deducting 69,432,003 and 66,712,070 shares held in treasury	247,032	249,751
Additional paid-in capital	2,849,487	2,911,223
Accumulated other comprehensive income (loss)	(363,998)	(288,917)
Retained earnings	7,340,113	6,531,836
Total Jefferies Financial Group Inc. shareholders' equity	10,072,634	9,403,893
Noncontrolling interests	22,730	34,632
Total equity	10,095,364	9,438,525
Total	$57,978,969	$53,118,352
(1)    Total assets include assets related to variable interest entities of $617.7 million and $566.1 million at May 31, 2021 and November 30, 2020, respectively, and Total liabilities include liabilities related to variable interest entities of $4,131.5 million and $3,291.3 million at May 31, 2021 and November 30, 2020, respectively. See Note 7 for additional information related to variable interest entities.
See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended May 31, 2021 and 2020
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenues:
Commissions and other fees	$222,624	$242,972	$459,393	$422,402
Principal transactions	361,023	393,338	1,280,924	798,202
Investment banking	1,000,700	387,491	2,004,312	979,493
Interest income	230,448	236,732	470,945	563,098
Manufacturing revenues	184,092	85,379	321,939	162,986
Other	167,442	31,619	332,404	143,614
Total revenues	2,166,329	1,377,531	4,869,917	3,069,795
Interest expense of Jefferies Group	215,822	229,942	432,468	535,878
Net revenues	1,950,507	1,147,589	4,437,449	2,533,917

Expenses:
Compensation and benefits	831,242	598,467	2,003,785	1,268,660
Cost of sales	143,847	80,771	239,406	153,214
Floor brokerage and clearing fees	76,810	75,479	153,226	134,660
Interest expense	19,943	21,160	40,310	42,714
Depreciation and amortization	39,440	40,366	78,207	79,836
Selling, general and other expenses	341,560	249,118	613,497	546,956
Total expenses	1,452,842	1,065,361	3,128,431	2,226,040

Income before income taxes and loss related to associated companies	497,665	82,228	1,309,018	307,877
Loss related to associated companies	(23,526)	(6,721)	(34,094)	(74,576)
Income before income taxes	474,139	75,507	1,274,924	233,301
Income tax provision	120,820	31,962	339,056	77,735
Net income	353,319	43,545	935,868	155,566
Net loss attributable to the noncontrolling interests	669	2,580	1,412	4,709
Net loss attributable to the redeemable noncontrolling interests	234	198	1,003	480
Preferred stock dividends	(1,626)	(1,404)	(3,252)	(2,826)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$352,596	$44,919	$935,031	$157,929

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$1.33	$0.16	$3.51	$0.53

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$1.30	$0.16	$3.43	$0.53

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended May 31, 2021 and 2020
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Net income	$353,319	$43,545	$935,868	$155,566
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(8), $67, $(27) and $148	(27)	196	(87)	433
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(8), $67, $(27) and $148	(27)	196	(87)	433

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $1,348, $(7,838), $4,601 and $(10,985)	3,393	(25,710)	14,476	(34,943)
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $1,348, $(7,838), $4,601 and $(10,985)	3,393	(25,710)	14,476	(34,943)

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(6,327), $51,167, $(28,509) and $59,106	(18,948)	150,040	(88,162)	173,288
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $849, $444, $920 and $530	(2,637)	(1,302)	(2,859)	(1,554)
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(7,176), $50,723, $(29,429) and $58,576	(21,585)	148,738	(91,021)	171,734

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(264), $(214), $(525) and $(438)	765	648	1,551	1,287
Net change in pension liability, net of income tax provision (benefit) of $264, $214, $525 and $438	765	648	1,551	1,287

Other comprehensive income (loss), net of income taxes	(17,454)	123,872	(75,081)	138,511

Comprehensive income	335,865	167,417	860,787	294,077
Comprehensive loss attributable to the noncontrolling interests	669	2,580	1,412	4,709
Comprehensive loss attributable to the redeemable noncontrolling interests	234	198	1,003	480
Preferred stock dividends	(1,626)	(1,404)	(3,252)	(2,826)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$335,142	$168,791	$859,950	$296,440

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended May 31, 2021 and 2020
(In thousands)
(Unaudited)

	For the Six Months Ended
	May 31, 2021	May 31, 2020

Net cash flows from operating activities:
Net income	$935,868	$155,566
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision (benefit)	(40,537)	25,176
Depreciation and amortization of real estate, property, equipment and leasehold improvements	72,670	73,450
Other amortization	10,970	5,719
Share-based compensation	64,257	20,684
Provision for doubtful accounts	48,939	22,979
(Income) loss related to associated companies	(118,950)	100,712
Distributions from associated companies	39,449	51,860
Net losses related to property and equipment, and other assets	4,609	55,867
Net change in:
Securities deposited with clearing and depository organizations	(23,788)	(61,212)
Financial instruments owned, at fair value	(1,795,263)	(1,763,950)
Securities borrowed	219,788	1,142,449
Securities purchased under agreements to resell	(1,811,829)	(14,988)
Receivables from brokers, dealers and clearing organizations	(601,333)	(1,224,653)
Receivables from customers of securities operations	(834,886)	409,989
Other receivables	(91,089)	(8,007)
Other assets	(88,072)	(210,659)
Financial instruments sold, not yet purchased, at fair value	1,937,962	(809,728)
Securities loaned	461,500	438,246
Securities sold under agreements to repurchase	(1,244,181)	1,159,948
Payables to brokers, dealers and clearing organizations	2,020,160	405,873
Payables to customers of securities operations	(61,147)	(153,116)
Lease liabilities	(27,349)	(30,760)
Trade payables, expense accruals and other liabilities	17,124	199,297
Other	(76,458)	170,218
Net cash provided by (used for) operating activities	(981,586)	160,960

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(56,766)	(120,708)
Advances on notes, loans and other receivables	(284,616)	(414,031)
Collections on notes, loans and other receivables	172,609	384,528
Loans to and investments in associated companies	(1,988,158)	(1,382,827)
Capital distributions and loan repayments from associated companies	2,025,728	1,344,570
Other	2,391	25,050
Net cash used for investing activities	$(128,812)	$(163,418)
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the six months ended May 31, 2021 and 2020
(In thousands)
(Unaudited)

	For the Six Months Ended
	May 31, 2021	May 31, 2020

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,276,311	$1,850,147
Repayment of debt	(1,153,478)	(1,930,381)
Net change in other secured financings	842,190	(325,234)
Net change in bank overdrafts	49,187	(3,126)
Distributions to noncontrolling interests	(13,266)	(216)
Contributions from noncontrolling interests	3,434	17,504
Purchase of common shares for treasury	(130,097)	(495,253)
Dividends paid	(99,501)	(83,436)
Other	1,207	575
Net cash provided by (used for) financing activities	775,987	(969,420)

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4,755	(13,547)

Net decrease in cash, cash equivalents and restricted cash	(329,656)	(985,425)

Cash, cash equivalents and restricted cash at beginning of period	9,664,972	8,480,435
Cash, cash equivalents and restricted cash at end of period	$9,335,316	$7,495,010

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	May 31, 2021	May 31, 2020

Cash and cash equivalents	$8,443,206	$6,883,881
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	843,356	572,725
Other assets	48,754	38,404
Total cash, cash equivalents and restricted cash	$9,335,316	$7,495,010

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended May 31, 2021 and 2020
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, March 1, 2021	$246,703	$2,804,243	$(346,544)	$7,041,460	$9,745,862	$32,496	$9,778,358
Net income attributable to Jefferies Financial Group Inc. common shareholders				352,596	352,596		352,596
Net loss attributable to the noncontrolling interests					—	(669)	(669)
Other comprehensive loss, net of taxes			(17,454)		(17,454)		(17,454)
Contributions from noncontrolling interests					—	3,354	3,354
Distributions to noncontrolling interests					—	(11,793)	(11,793)
Share-based compensation expense		43,579			43,579		43,579
Change in fair value of redeemable noncontrolling interests		(3,715)			(3,715)		(3,715)
Dividends ($0.20 per common share)				(53,943)	(53,943)		(53,943)
Other	329	5,380			5,709	(658)	5,051
Balance, May 31, 2021	$247,032	$2,849,487	$(363,998)	$7,340,113	$10,072,634	$22,730	$10,095,364

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, March 1, 2020	$277,109	$3,329,633	$(258,400)	$6,000,613	$9,348,955	$36,950	$9,385,905
Net income attributable to Jefferies Financial Group Inc. common shareholders				44,919	44,919		44,919
Net loss attributable to the noncontrolling interests					—	(2,580)	(2,580)
Other comprehensive income, net of taxes			123,872		123,872		123,872
Contributions from noncontrolling interests					—	404	404
Distributions to noncontrolling interests					—	(216)	(216)
Share-based compensation expense		10,737			10,737		10,737
Change in fair value of redeemable noncontrolling interests		2,311			2,311		2,311
Purchase of common shares for treasury	(10,130)	(156,407)			(166,537)		(166,537)
Dividends ($0.15 per common share)				(43,454)	(43,454)		(43,454)
Other	132	5,619			5,751	1	5,752
Balance, May 31, 2020	$267,111	$3,191,893	$(134,528)	$6,002,078	$9,326,554	$34,559	$9,361,113

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six months ended May 31, 2021 and 2020
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2020	$249,751	$2,911,223	$(288,917)	$6,531,836	$9,403,893	$34,632	$9,438,525
Cumulative effect of the adoption of accounting standards				(19,915)	(19,915)		(19,915)
Balance, December 1, 2020, as adjusted	249,751	2,911,223	(288,917)	6,511,921	9,383,978	34,632	9,418,610
Net income attributable to Jefferies Financial Group Inc. common shareholders				935,031	935,031		935,031
Net loss attributable to the noncontrolling interests					—	(1,412)	(1,412)
Other comprehensive loss, net of taxes			(75,081)		(75,081)		(75,081)
Contributions from noncontrolling interests					—	3,434	3,434
Distributions to noncontrolling interests					—	(13,266)	(13,266)
Share-based compensation expense		64,257			64,257		64,257
Change in fair value of redeemable noncontrolling interests		(10,773)			(10,773)		(10,773)
Purchase of common shares for treasury	(5,103)	(124,994)			(130,097)		(130,097)
Dividends ($0.40 per common share)				(106,839)	(106,839)		(106,839)
Other	2,384	9,774			12,158	(658)	11,500
Balance, May 31, 2021	$247,032	$2,849,487	$(363,998)	$7,340,113	$10,072,634	$22,730	$10,095,364

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2019	$291,644	$3,627,711	$(273,039)	$5,933,389	$9,579,705	$21,979	$9,601,684
Net income attributable to Jefferies Financial Group Inc. common shareholders				157,929	157,929		157,929
Net loss attributable to the noncontrolling interests					—	(4,709)	(4,709)
Other comprehensive income, net of taxes			138,511		138,511		138,511
Contributions from noncontrolling interests					—	17,504	17,504
Distributions to noncontrolling interests					—	(216)	(216)
Share-based compensation expense		20,684			20,684		20,684
Change in fair value of redeemable noncontrolling interests		3,875			3,875		3,875
Purchase of common shares for treasury	(24,868)	(469,170)			(494,038)		(494,038)
Dividends ($0.30 per common share)				(89,240)	(89,240)		(89,240)
Other	335	8,793			9,128	1	9,129
Balance, May 31, 2020	$267,111	$3,191,893	$(134,528)	$6,002,078	$9,326,554	$34,559	$9,361,113

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

Merchant Banking is where we own a portfolio of businesses and investments, including Linkem (fixed wireless broadband services in Italy); Vitesse Energy, LLC ("Vitesse Energy Finance") (oil and gas production and development); real estate, primarily HomeFed LLC ("HomeFed"); Idaho Timber (manufacturing); and FXCM Group, LLC ("FXCM") (provider of online foreign exchange trading services).

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

During the six months ended May 31, 2021, other than the following, there were no significant changes made to the Company's significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board ("FASB") guidance on credit losses on financial instruments (the "new credit loss standard") on December 1, 2020. The credit loss policy updates were applied using a modified retrospective approach, through a cumulative-effect adjustment to retained earnings upon adoption. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Credit Losses

Foursight Capital, our wholly-owned subsidiary, is an auto loan originator and servicer. Provision for credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses inherent in Foursight Capital's finance receivables held for investment. The allowance for credit losses is established systematically by management based on the determination of the amount of credit losses inherent in the finance receivables held for investment as of the reporting date. All finance receivables held for investment of Foursight Capital are collectively evaluated for impairment. Management's estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Foursight Capital uses static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the receivables, which is supplemented by management judgment. Expected losses are estimated for groups of accounts aggregated by monthly vintage.

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

Other financial assets measured at amortized cost are presented at the net amount expected to be collected and the measurement of credit losses and any expected increases or decreases in expected credit losses are recognized in earnings. The estimate of expected credit losses involves judgment and is based on an assessment over the life of the financial instrument taking into consideration forecasts of expected future economic conditions. In evaluating secured financing receivables (reverse repurchases agreements, securities borrowing arrangements and margin loans), the underlying collateral maintenance provisions are taken into consideration. The underlying contractual collateral maintenance for significantly all of Jefferies Group's secured financing receivables requires that the counterparty continually adjust the collateralization amount, securing the credit exposure on these contracts. Collateralization levels for Jefferies Group's secured financing receivables are initially established based upon the counterparty, the type of acceptable collateral that is monitored daily and adjusted to mitigate the potential of any credit losses. Credit losses are not recognized for secured financing receivables where the underlying collateral's fair value is equal to or exceeds the asset's amortized cost basis. In cases where the collateral's fair value does not equal or exceed the amortized cost basis, the allowance for credit losses, if any, is limited to the difference between the fair value of the collateral at the reporting date and the amortized cost basis of the financial assets.

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

Receivables

At May 31, 2021 and November 30, 2020, Receivables include receivables from brokers, dealers and clearing organizations of $4,730.8 million and $4,161.8 million, respectively, and receivables from customers of securities operations of $2,121.8 million and $1,286.9 million, respectively.

Our subsidiary, Foursight Capital, had automobile loan receivables of $746.9 million and $694.2 million at May 31, 2021 and November 30, 2020, respectively. Of these amounts, $592.7 million and $532.4 million at May 31, 2021 and November 30, 2020, respectively, were in securitized vehicles. See Notes 6 and 7 for additional information on Foursight Capital's securitization activities. Based primarily on credit scores, Foursight Capital classifies its finance receivables held for investment as prime, near-prime and sub-prime based on the perceived credit risk at origination and generally considers prime receivables as those with a credit score of 680 and above, near-prime with scores between 620 and 679 and sub-prime with scores below 620. The credit quality classification at both May 31, 2021 and November 30, 2020 was approximately 14% prime, 54% near-prime and 32% sub-prime.

A rollforward of the allowance for credit losses for the three and six months ended May 31, 2021 and 2020 is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Beginning balance	$76,392	$34,038	$53,926	$34,018
Adjustment for change in accounting principle for current expected credit losses	—	—	26,519	—
Provision for doubtful accounts (1)	45,672	12,109	48,939	22,979
Charge-offs, net of recoveries (1)	(42,810)	(7,341)	(50,130)	(18,191)
Ending balance	$79,254	$38,806	$79,254	$38,806
(1) The three and six months ended May 31, 2021 includes a $39.0 million bad debt expense related to our prime brokerage business.

Other Investments

At May 31, 2021 and November 30, 2020, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $61.8 million and $90.2 million, respectively. Impairments recognized on these investments were $0.6 million and $20.6 million during the three and six months ended May 31, 2020, respectively. There were no impairments on these investments during the three and six months ended May 31, 2021.

Capitalization of Interest

We capitalize interest on qualifying HomeFed real estate assets. Capitalized interest of $2.2 million and $2.4 million during the three months ended May 31, 2021 and 2020, respectively, and $4.1 million and $4.8 million during the six months ended May 31, 2021 and 2020, respectively, was allocated among all of HomeFed's projects that are currently under development.

Payables, expense accruals and other liabilities

At May 31, 2021 and November 30, 2020, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $5,351.6 million and $3,325.8 million, respectively, and payables to customers of securities operations of $4,190.4 million and $4,249.7 million, respectively.

Supplemental Cash Flow Information

	For the Six Months Ended
	May 31, 2021	May 31, 2020
	(In thousands)
Cash paid during the year for:
Interest	$444,939	$584,009
Income tax payments (refunds), net	$337,720	$(5,330)

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

Note 3.  Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $908.9 million and $965.4 million at May 31, 2021 and November 30, 2020, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2021
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,998,198	$125,957	$86,451	$—	$3,210,606
Corporate debt securities	—	3,735,169	7,985	—	3,743,154
Collateralized debt obligations and collateralized loan obligations	—	186,271	26,561	—	212,832
U.S. government and federal agency securities	3,505,313	167,456	—	—	3,672,769
Municipal securities	—	363,812	—	—	363,812
Sovereign obligations	1,203,666	1,110,548	—	—	2,314,214
Residential mortgage-backed securities	—	811,879	6,033	—	817,912
Commercial mortgage-backed securities	—	572,370	1,176	—	573,546
Other asset-backed securities	—	393,495	70,555	—	464,050
Loans and other receivables	—	2,768,540	190,412	—	2,958,952
Derivatives	2,793	2,888,792	55,394	(2,546,358)	400,621
Investments at fair value	—	6,518	230,834	—	237,352
FXCM term loan	—	—	59,155	—	59,155
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$7,709,970	$13,130,807	$734,556	$(2,546,358)	$19,028,975

Loans to and investments in associated companies	$—	$—	$37,287	$—	$37,287

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,313,048	$3,660	$4,462	$—	$2,321,170
Corporate debt securities	—	2,053,152	927	—	2,054,079
U.S. government and federal agency securities	2,155,547	—	—	—	2,155,547
Sovereign obligations	1,062,934	1,149,771	—	—	2,212,705
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	2,325,115	20,389	—	2,345,504
Derivatives	1,049	3,615,868	282,452	(3,016,439)	882,930
Total financial instruments sold, not yet purchased, at fair value	$5,532,578	$9,147,566	$308,265	$(3,016,439)	$11,971,970

Other secured financings	$—	$—	$2,493	$—	$2,493
Long-term debt	$—	$1,024,877	$795,098	$—	$1,819,975

	November 30, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,475,887	$58,159	$75,904	$—	$2,609,950
Corporate debt securities	—	2,954,236	23,146	—	2,977,382
Collateralized debt obligations and collateralized loan obligations	—	64,155	17,972	—	82,127
U.S. government and federal agency securities	2,840,025	91,653	—	—	2,931,678
Municipal securities	—	453,881	—	—	453,881
Sovereign obligations	1,962,346	591,342	—	—	2,553,688
Residential mortgage-backed securities	—	1,100,849	21,826	—	1,122,675
Commercial mortgage-backed securities	—	736,291	2,003	—	738,294
Other asset-backed securities	—	103,611	79,995	—	183,606
Loans and other receivables	—	2,610,746	134,636	—	2,745,382
Derivatives	1,523	2,013,942	21,678	(1,556,136)	481,007
Investments at fair value	—	6,122	213,946	—	220,068
FXCM term loan	—	—	59,455	—	59,455
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$7,279,781	$10,784,987	$650,561	$(1,556,136)	$17,159,193

Loans to and investments in associated companies	$—	$8,603	$40,185	$—	$48,788
Securities received as collateral, at fair value	$7,517	$—	$—	$—	$7,517

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,046,441	$9,046	$4,434	$—	$2,059,921
Corporate debt securities	—	1,237,631	141	—	1,237,772
U.S. government and federal agency securities	2,609,660	—	—	—	2,609,660
Sovereign obligations	1,050,771	624,740	—	—	1,675,511
Residential mortgage-backed securities	—	477	—	—	477
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,776,446	16,635	—	1,793,081
Derivatives	551	2,391,556	47,695	(1,798,659)	641,143
Total financial instruments sold, not yet purchased, at fair value	$5,707,423	$6,039,896	$68,940	$(1,798,659)	$10,017,600

Short-term borrowings	$—	$5,067	$—	$—	$5,067
Other secured financings	$—	$—	$1,543	$—	$1,543
Long-term debt	$—	$1,036,217	$676,028	$—	$1,712,245
Obligation to return securities received as collateral, at fair value	$7,517	$—	$—	$—	$7,517

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
May 31, 2021
Equity Long/Short Hedge Funds (2)	$363,945	$—
Equity Funds (3)	37,019	12,283
Commodity Funds (4)	23,311	—
Multi-asset Funds (5)	406,405	—
Other Funds (6)	78,175	21,750
Total	$908,855	$34,033

November 30, 2020
Equity Long/Short Hedge Funds (2)	$328,096	$—
Equity Funds (3)	33,221	12,408
Commodity Funds (4)	17,747	—
Multi-asset Funds (5)	561,236	—
Other Funds (6)	25,084	5,000
Total	$965,384	$17,408

(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At both May 31, 2021 and November 30, 2020, approximately 94% of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before December 31, 2021. At both May 31, 2021 and November 30, 2020, approximately 6% of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are primarily expected to be liquidated in approximately one to seven years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2021 and November 30, 2020, investments representing approximately 80% and 57%, respectively, of the fair value of investments in this category are redeemable monthly with 60 days prior written notice.
(6)This category includes investments in a fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments. This category also includes investments in a fund that invests in distressed and special situations long and short credit strategies across sectors and asset types. Investments in this category are redeemable quarterly with 90 days prior written notice.

Investment in FXCM
Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2022 ($71.6 million principal outstanding at May 31, 2021), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Securities Received as Collateral and Obligations to Return Securities Received as Collateral

In connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral. Valuation is based on the price of the underlying security and is categorized within the corresponding leveling guidance above and is specific for each asset type. These financial instruments are typically categorized within Level 1 of the fair value hierarchy.

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

Due to a decline in oil and gas prices during the first quarter of 2020, JETX Energy, LLC ("JETX Energy"), an oil and gas production and development subsidiary, performed an impairment analysis for its oil and gas properties in the East Eagle Ford. JETX Energy first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of February 29, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the proven properties. As the undiscounted future net cash flows were lower than the carrying value, JETX Energy then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, JETX Energy used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of JETX Energy's proven oil and gas properties in the East Eagle Ford totaled $9.6 million, which was $33.0 million lower than the carrying value as of the end of first quarter of 2020. As a result, an impairment charge of $33.0 million was recorded in Selling, general and other expenses during the six months ended May 31, 2020.

Level 3 Rollforwards

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2021 (in thousands):

	Balance, February 28, 2021	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2021	Changes in unrealized gains/losses included in earnings relating to instruments still held at May 31, 2021 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$102,065	$7,997	$448	$(24,561)	$—	$—	$502	$86,451	$(4,971)
Corporate debt securities	6,811	1,292	4,116	(5,870)	(132)	—	1,768	7,985	963
CDOs and CLOs	33,199	7,478	4,287	(37,324)	(1,203)	—	20,124	26,561	2,888
Residential mortgage-backed securities	21,692	205	—	—	(612)	—	(15,252)	6,033	(36)
Commercial mortgage-backed securities	2,671	201	—	—	(1,696)	—	—	1,176	(824)
Other asset-backed securities	60,594	3,575	12,835	(1,099)	(14,408)	—	9,058	70,555	819
Loans and other receivables	149,084	2,814	26,948	(8,070)	(156)	—	19,792	190,412	706
Investments at fair value	219,541	26,775	6,634	(17,085)	(5,031)	—	—	230,834	11,318
FXCM term loan	62,132	(2,977)	—	—	—	—	—	59,155	(2,977)
Loans to and investments in associated companies	39,397	(2,110)	—	—	—	—	—	37,287	(2,110)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,443	$42	$(23)	$—	$—	$—	$—	$4,462	$(40)
Corporate debt securities	1,571	(22)	(665)	27	—	—	16	927	(38)
Commercial mortgage-backed securities	35	—	(35)	35	—	—	—	35	—
Loans	14,916	(7)	(637)	6,330	44	—	(257)	20,389	(167)
Net derivatives (2)	305,506	(8,965)	(36)	33,715	593	—	(103,755)	227,058	8,372
Other secured financings	2,168	—	—	—	—	325	—	2,493	—
Long-term debt (1)	723,115	15,986	—	—	—	28,565	27,432	795,098	3,057

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes within long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at May 31, 2021 were losses of $19.0 million during the three months ended May 31, 2021.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended May 31, 2021

During the three months ended May 31, 2021, transfers of assets of $57.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $20.9 million, CDOs and CLOs of $20.1 million and other asset-backed securities of $13.5 million due to reduced pricing transparency.

During the three months ended May 31, 2021, transfers of assets of $21.8 million from Level 3 to Level 2 are primarily attributed to:
•Residential mortgage-backed securities of $15.3 million and other asset-backed securities of $4.4 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended May 31, 2021, transfers of liabilities of $78.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $50.5 million and structured notes within long-term debt of $27.4 million due to reduced pricing and market transparency.
During the three months ended May 31, 2021, transfers of liabilities of $154.7 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $154.2 million due to greater pricing transparency.

Net gains on Level 3 assets were $45.3 million and net losses on Level 3 liabilities were $7.0 million for the three months ended May 31, 2021. Net gains on Level 3 assets were primarily due to increased market values across investments at fair value, corporate equity securities, CDOs and CLOs and other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within long-term debt, partially offset by decreases in certain derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2020 (in thousands):

	Balance, February 29, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2020	Changes in unrealized gains/ losses included in earnings relating to instruments still held at May 31, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$103,683	$(5,346)	$63	$(68)	$—	$—	$(22,192)	$76,140	$(5,247)
Corporate debt securities	25,090	(1,480)	328	(365)	(1)	—	1,606	25,178	(1,464)
CDOs and CLOs	29,784	(12,374)	—	(8,471)	(2,598)	—	25,210	31,551	(16,451)
Residential mortgage-backed securities	16,970	(1,773)	1,380	—	(7)	—	5,769	22,339	(1,733)
Commercial mortgage-backed securities	4,264	53	—	—	—	—	144	4,461	53
Other asset-backed securities	41,903	(2,380)	11,038	—	(8,490)	—	43,991	86,062	(5,087)
Loans and other receivables	103,243	(1,113)	45,984	(46,939)	(128)	—	20,082	121,129	(1,069)
Investments at fair value	184,507	(59,962)	10,599	(91)	—	—	19,185	154,238	(59,962)
FXCM term loan	61,628	(7,863)	—	—	—	—	—	53,765	(7,863)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,275	$(60)	$—	$—	$—	$—	$(25)	$4,190	$60
Corporate debt securities	767	(23)	(20)	—	—	—	(561)	163	—
Commercial mortgage-backed securities	35	—	—	105	—	—	—	140	—
Loans	7,859	1,015	(2,785)	3,290	—	—	1,295	10,674	(1,015)
Net derivatives (2)	110,843	(32,744)	(10,810)	33,196	(603)	—	(54,751)	45,131	34,259
Long-term debt (1)	543,463	(92,480)	—	—	—	66,916	(20,859)	497,040	664

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

During the three months ended May 31, 2020, transfers of liabilities of $23.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $11.4 million and structured notes within long-term debt of $11.1 million due to reduced pricing and market transparency.

During the three months ended May 31, 2020, transfers of liabilities of $98.6 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $31.9 million and net derivatives of $66.1 million due to greater pricing and market pricing transparency.

Net losses on Level 3 assets were $92.2 million and net gains on Level 3 liabilities were $124.3 million for the three months ended May 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across CDOs and CLOs, investments at fair value, corporate equity securities and the FXCM term loan. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes within long-term debt and market values across derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2021 (in thousands):

	Balance, November 30, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2021	Changes in unrealized gains/losses included in earnings relating to instruments still held at May 31, 2021 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$75,904	$11,299	$8,288	$(37,297)	$—	$—	$28,257	$86,451	$(3,683)
Corporate debt securities	23,146	2,466	4,370	(5,960)	(132)	—	(15,905)	7,985	1,492
CDOs and CLOs	17,972	10,616	16,510	(35,251)	(1,427)	—	18,141	26,561	6,808
Residential mortgage-backed securities	21,826	33	799	(784)	(1,126)	—	(14,715)	6,033	88
Commercial mortgage-backed securities	2,003	158	1,119	(393)	(1,696)	—	(15)	1,176	(740)
Other asset-backed securities	79,995	6,373	34,476	(27,647)	(26,465)	—	3,823	70,555	1,158
Loans and other receivables	134,636	17,580	37,431	(50,556)	(273)	—	51,594	190,412	14,146
Investments at fair value	213,946	103,032	11,489	(47,244)	(8,573)	—	(41,816)	230,834	80,099
FXCM term loan	59,455	(300)	—	—	—	—	—	59,155	(300)
Loans to and investments in associated companies	40,185	(2,898)	—	—	—	—	—	37,287	(2,898)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,434	$64	$(23)	$—	$—	$—	$(13)	$4,462	$(62)
Corporate debt securities	141	1,349	(563)	—	—	—	—	927	(414)
Commercial mortgage-backed securities	35	—	(35)	35	—	—	—	35	—
Loans	16,635	1,441	(6,872)	8,817	—	—	368	20,389	(884)
Net derivatives (2)	26,017	16,813	(82)	66,304	506	—	117,500	227,058	(17,358)
Other secured financings	1,543	—	—	—	—	950	—	2,493	—
Long-term debt (1)	676,028	41,064	—	—	—	50,295	27,711	795,098	20,565

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes within long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at May 31, 2021 were losses of $61.6 million during the six months ended May 31, 2021.

(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended May 31, 2021

During the six months ended May 31, 2021, transfers of assets of $99.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $58.3 million, CDOs and CLOs of $18.2 million, corporate equity securities of $11.0 million and other asset-backed securities of $10.5 million due to reduced pricing transparency.

During the six months ended May 31, 2021, transfers of assets of $70.3 million from Level 3 to Level 2 or Level 1 are primarily attributed to:
•Investments at fair value of $24.2 million, corporate debt securities of $17.5 million, residential mortgage-backed securities of $14.7 million, other asset-backed securities of $6.7 million and loans and other receivables of $6.7 million due to greater pricing transparency supporting classification into Level 2 or Level 1.

During the six months ended May 31, 2021, transfers of liabilities of $162.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $134.8 million and structured notes within long-term debt of $27.7 million due to reduced pricing and market transparency.
During the six months ended May 31, 2021, transfers of liabilities of $17.3 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $17.3 million due to greater pricing transparency.

Net gains on Level 3 assets were $148.4 million and net losses on Level 3 liabilities were $60.7 million for the six months ended May 31, 2021. Net gains on Level 3 assets were primarily due to increased market values across investments at fair value, corporate equity securities, CDOs and CLOs, other asset-backed securities and loans and other receivables. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within long-term debt and certain derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2020 (in thousands):

	Balance, November 30, 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2020	Changes in unrealized gains/ losses included in earnings relating to instruments still held at May 31, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$58,426	$(12,972)	$3,016	$(2,017)	$—	$—	$29,687	$76,140	$(12,899)
Corporate debt securities	7,490	1,560	766	(479)	(602)	—	16,443	25,178	1,190
CDOs and CLOs	28,788	(13,589)	9,426	(11,849)	(4,122)	—	22,897	31,551	(17,410)
Residential mortgage-backed securities	17,740	(2,248)	2,062	—	(10)	—	4,795	22,339	(2,195)
Commercial mortgage-backed securities	6,110	(95)	—	—	(1,660)	—	106	4,461	(680)
Other asset-backed securities	42,563	(2,848)	33,917	(664)	(17,361)	—	30,455	86,062	(7,226)
Loans and other receivables	114,080	(5,348)	116,047	(76,227)	(56,998)	—	29,575	121,129	(8,989)
Investments at fair value	205,412	(86,594)	35,588	(168)	—	—	—	154,238	(86,594)
FXCM term loan	59,120	(5,355)	—	—	—	—	—	53,765	(5,355)
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,487	$216	$(513)	$—	$—	$—	$—	$4,190	$140
Corporate debt securities	340	(27)	(150)	—	—	—	—	163	5
Commercial mortgage-backed securities	35	—	(35)	140	—	—	—	140	—
Loans	9,463	1,072	(12,958)	3,290	—	—	9,807	10,674	(1,075)
Net derivatives (2)	77,168	(44,729)	(11,088)	38,823	(1,010)	—	(14,033)	45,131	32,211
Long-term debt (1)	480,069	(101,267)	—	—	—	175,498	(57,260)	497,040	(4,802)

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

During the six months ended May 31, 2020, transfers of liabilities of $98.5 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $57.3 million and net derivatives of $40.2 million due to greater market and pricing transparency.

Net losses on Level 3 assets were $127.5 million and net gains on Level 3 liabilities were $144.7 million for the six months ended May 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across investments at fair value, CDOs and CLOs, corporate equity securities, the FXCM term loan and loans other receivables. Net gains on Level 3 liabilities were primarily due to decreased market valuations of certain structured notes within long-term and market values across derivatives.

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

May 31, 2021
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$86,344
Non-exchange-traded securities		Market approach	Price	$1	to	$213	$75
			Transaction level	$1			—
			EBITDA multiple	7.4			—
		Volatility benchmarking	Volatility	40%	to	70%	50%

Corporate debt securities	$7,985	Scenario analysis	Estimated recovery percentage	20%	to	44%	30%

CDOs and CLOs	$26,466	Discounted cash flows	Constant prepayment rate	2%	to	20%	19%
			Constant default rate	1%	to	2%	2%
			Loss severity	25%	to	55%	27%
			Discount rate/yield	6%	to	37%	19%
		Market approach	Transaction level	$100			—

Residential mortgage- backed securities	$6,033	Discounted cash flows	Discount rate/yield	3%			—
			Cumulative loss rate	2%			—
			Duration (years)	2.4 years			—

Other asset-backed securities	$70,555	Discounted cash flows	Discount rate/yield	3%	to	13%	10%
			Cumulative loss rate	8%	to	79%	16%
			Duration (years)	0.7 years	to	2.3 years	1.5 years
		Market approach	Price	$100			—

Loans and other receivables	$190,412	Market approach	Price	$31	to	$101	$72
			Transaction level	$98			—
		Scenario analysis	Estimated recovery percentage	0%	to	100%	87%

Derivatives	$54,085
Equity Options		Volatility benchmarking	Volatility	41%	to	88%	54%
Interest rate swaps		Market approach	Basis points upfront	1.0	to	10.7	5.0

Investments at fair value	$193,808
Private equity securities		Market approach	Price	$5	to	$169	$24
			EBITDA multiple	21.1			—
			Holding period (years)	0.5 years	to	1.1 years	0.9 years
		Volatility benchmarking	Volatility	19%	to	43%	30%
		Scenario analysis	Estimated recovery percentage	11%			—
			Discount rate/yield	13%	to	21%	16%
			Revenue growth	0%			—

Investment in FXCM	$59,155
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.7 years	1.7 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$37,287	Market approach	Underlying stock price	$636			—
			Underlying stock price	€15	to	€18	€17
			Volatility	25%	to	62%	30%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,462	Market approach	Price	$1			—

Corporate debt securities	$927	Scenario analysis	Estimated recovery percentage	20%			—

Loans	$20,389	Market approach	Price	$31	to	$92	$46
		Scenario analysis	Estimated recovery percentage	5%	to	87%	37%

Derivatives	$282,452
Equity options		Volatility benchmarking	Volatility	26%	to	61%	45%
Loans total return swaps		Market approach	Price	$0.2			—
Interest rate swaps		Market approach	Basis points upfront	1.0	to	19.5	7.5

Other secured financings	$2,493	Scenario analysis	Estimated recovery percentage	19%	to	100%	66%

Long-term debt
Structured notes	$795,098	Market approach	Price	$88	to	$110	$103
			Price	€0	to	€111	€102

November 30, 2020
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average

Financial instruments owned, at fair value
Corporate equity securities	$75,409
Non-exchange-traded securities		Market approach	Price	$1	to	$213	$86
			EBITDA multiple	4.0	to	8.0	5.7

Corporate debt securities	$23,146	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	20%	to	44%	30%

CDOs and CLOs	$17,972	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	to	30%	26%
			Discount rate/yield	14%	to	28%	20%
		Scenario analysis	Estimated recovery percentage	2%	to	34%	23%

Residential mortgage- backed securities	$21,826	Discounted cash flows	Cumulative loss rate	2%	to	3%	3%
			Loss severity	35%	to	50%	36%
			Duration (years)	2.0 years	to	12.9 years	5.1 years
			Discount rate/yield	3%	to	12%	4%

Other asset-backed securities	$67,816	Discounted cash flows	Cumulative loss rate	1%	to	28%	11%
			Loss severity	50%	to	85%	54%
			Duration (years)	0.2 years	to	2.1 years	1.3 years
			Discount rate/yield	1%	to	16%	9%
		Market approach	Price	$100			—

Loans and other receivables	$76,049	Market approach	Price	$31	to	$100	$84
		Scenario analysis	Estimated recovery percentage	19%	to	100%	52%

Derivatives	$19,951
Equity options		Volatility benchmarking	Volatility	47%			—
Interest rate swaps		Market approach	Basis points upfront	1.2	to	8.0	4.8

Investments at fair value	$96,906
Private equity securities		Market approach	Price	$1	to	$169	$29
		Scenario analysis	Estimated recovery percentage	17%			—
			Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$59,455
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.2 years	1.2 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$40,185	Market approach	Underlying stock price	$778	to	$805	$792
			Underlying stock price	€15	to	€19	€16
			Volatility	25%	to	55%	30%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,434	Market approach	Price	$1			—

Corporate debt securities	$141	Scenario analysis	Estimated recovery percentage	20%			—

Loans	$16,635	Market approach	Price	$31	to	$99	$55

Derivatives	$46,971
Equity options		Volatility benchmarking	Volatility	33%	to	50%	42%
Interest rate swaps		Market approach	Basis points upfront	1.2	to	8.0	5.4

Other secured financings	$1,543	Scenario analysis	Estimated recovery percentage	19%	to	55%	45%

Long-term debt
Structured notes	$676,028	Market approach	Price	$100			—
			Price	€76	to	€113	€99

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2021 and November 30, 2020, asset exclusions consisted of $39.7 million and $192.0 million, respectively, primarily comprised of certain investments at fair value, CDOs and CLOs, other asset-backed securities, commercial mortgage-backed securities, certain derivatives, loans and other receivables and corporate equity securities. At November 30, 2020, liability exclusions consisted of $0.8 million, primarily comprised of certain derivatives and commercial mortgage-backed securities.
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•Non-exchange-traded securities, corporate equity securities, corporate debt securities, CDOs and CLOs, loans and other receivables, other asset-backed securities, private equity securities, certain derivatives, loans to and investments in associated companies and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate equity securities, corporate debt securities, other asset-backed securities, loans and other receivables, total return swaps or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the transaction level of non-exchange-traded securities, CDOs and CLOs and loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to non-exchange traded securities and private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the holding period of the private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
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
•CDOs and CLOs, residential mortgage-backed securities, other asset-backed securities and the FXCM term loan using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in term based on the time to pay off the loan would result in a lower (higher) fair value measurement.
•Derivative equity options, non-exchange-traded securities and private equity securities using volatility benchmarking. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on short-term borrowings and long-term debt measured at fair value under the fair value option (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Financial instruments owned, at fair value:
Loans and other receivables	$15,520	$(13,926)	$23,259	$(10,830)

Financial instruments sold, not yet purchased, at fair value:
Loans	$(363)	$127	$(363)	$127
Loan commitments	—	1,750	—	1,089

Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$35	$—	$91
Other changes in fair value (2)	—	(644)	—	(881)

Long-term debt:
Changes in instrument specific credit risk (1)	$(32,247)	$197,737	$(122,898)	$227,169
Other changes in fair value (2)	6,846	(30,982)	86,113	(68,624)

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

The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, long-term debt and short-term borrowings and other secured financings measured at fair value under the fair value option (in thousands):

	May 31, 2021	November 30, 2020
Financial instruments owned, at fair value:
Loans and other receivables (1)	$5,809,031	$1,662,647
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	135,054	287,889
Long-term debt and short-term borrowings	$(75,025)	$(42,819)
Other secured financings	$2,782	$2,782

(1)    Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.
(2)    Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $36.5 million and $30.0 million at May 31, 2021 and November 30, 2020, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $67.4 million and $69.7 million at May 31, 2021 and November 30, 2020, respectively, which includes loans and other receivables 90 days or greater past due of $26.2 million and $3.8 million at May 31, 2021 and November 30, 2020, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $58.0 million and $34.2 million at May 31, 2021 and November 30, 2020, respectively.

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
The following tables present the fair value and related number of derivative contracts at May 31, 2021 and November 30, 2020 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
May 31, 2021 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$46,580	1	$38,941	1
Foreign exchange contracts:
Bilateral OTC	—	—	45,157	11
Total derivatives designated as accounting hedges	46,580		84,098

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,232	27,499	829	54,731
Cleared OTC	6,335	4,288	29,428	4,217
Bilateral OTC	469,243	1,424	340,671	992
Foreign exchange contracts:
Bilateral OTC	686,254	16,056	666,153	15,946
Equity contracts:
Exchange-traded	1,397,909	1,190,684	1,452,191	1,118,612
Bilateral OTC	327,272	2,703	1,293,010	2,554
Commodity contracts:
Exchange-traded	259	2,455	40	2,253
Bilateral OTC	—	1	14,337	1,225
Credit contracts:
Cleared OTC	7,664	21	12,556	42
Bilateral OTC	3,231	13	6,056	12
Total derivatives not designated as accounting hedges	2,900,399		3,815,271

Total gross derivative assets/liabilities:
Exchange-traded	1,400,400		1,453,060
Cleared OTC	60,579		80,925
Bilateral OTC	1,486,000		2,365,384
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(1,391,808)		(1,391,808)
Cleared OTC	(60,157)		(64,519)
Bilateral OTC	(1,094,393)		(1,560,112)
Net amounts in the Consolidated Statement of Financial Condition (4)	$400,621		$882,930
(continued)

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2020 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$67,381	1	$6,891	1
Foreign exchange contracts:
Bilateral OTC	—	—	3,306	11
Total derivatives designated as accounting hedges	67,381		10,197

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,442	52,620	439	42,611
Cleared OTC	17,379	3,785	114,524	4,307
Bilateral OTC	626,210	1,493	317,534	466
Foreign exchange contracts:
Exchange-traded	—	—	—	180
Bilateral OTC	297,165	15,005	277,706	15,050
Equity contracts:
Exchange-traded	558,304	1,147,486	564,951	971,938
Bilateral OTC	429,304	2,374	1,125,944	2,421
Commodity contracts:
Exchange-traded	64	3,207	—	2,654
Bilateral OTC	13,190	1,556	—	—
Credit contracts:
Cleared OTC	24,696	39	26,298	31
Bilateral OTC	1,008	11	2,209	11
Total derivatives not designated as accounting hedges	1,969,762		2,429,605

Total gross derivative assets/liabilities:
Exchange-traded	560,810		565,390
Cleared OTC	109,456		147,713
Bilateral OTC	1,366,877		1,726,699
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(546,989)		(546,989)
Cleared OTC	(109,228)		(111,654)
Bilateral OTC	(899,919)		(1,140,016)
Net amounts in the Consolidated Statement of Financial Condition (4)	$481,007		$641,143
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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations related to fair value hedges (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Interest rate swaps	$(1,671)	$22,004	$(45,462)	$46,469
Long-term debt	5,215	(22,306)	52,026	(47,173)
Total	$3,544	$(302)	$6,564	$(704)

The following table provides information related to gains (losses) on net investment hedges recognized in Net unrealized foreign exchange gains (losses), a component of Accumulated other comprehensive income (loss), in the Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Foreign exchange contracts	$(21,906)	$—	$(63,406)	$—
Total	$(21,906)	$—	$(63,406)	$—

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Interest rate contracts	$21,364	$(4,079)	$(20,760)	$(5,168)
Foreign exchange contracts	24,243	437	71,072	(1,884)
Equity contracts	(3,315)	9,147	(93,012)	146,035
Commodity contracts	(6,720)	44,172	(25,069)	60,765
Credit contracts	(2,864)	12,554	(2,043)	14,384
Total	$32,708	$62,231	$(69,812)	$214,132

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at May 31, 2021 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Equity options and forwards	$51,619	$2,347	$17,573	$(18,453)	$53,086
Credit default swaps	—	666	3,369	(1)	4,034
Total return swaps	83,513	14,032	—	(3,120)	94,425
Foreign currency forwards, swaps and options	97,410	4,454	—	(1,262)	100,602
Fixed income forwards	17,702	—	—	—	17,702
Interest rate swaps, options and forwards	53,624	124,028	145,490	(39,642)	283,500
Total	$303,868	$145,527	$166,432	$(62,478)	553,349
Cross product counterparty netting					(12,172)
Total OTC derivative assets included in Financial instruments owned, at fair value					$541,177

(1)At May 31, 2021, we held net exchange-traded derivative assets, other derivative assets and other credit agreements with a fair value of $18.3 million, which are not included in this table.

(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At May 31, 2021, cash collateral received was $158.8 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$11,088	$3,249	$—	$—	$14,337
Equity options and forwards	14,879	523,306	161,290	(18,453)	681,022
Credit default swaps	17	2,607	7,101	(1)	9,724
Total return swaps	123,588	308,799	1,243	(3,120)	430,510
Foreign currency forwards, swaps and options	127,194	2,222	—	(1,262)	128,154
Fixed income forwards	19,941	—	—	—	19,941
Interest rate swaps, options and forwards	29,813	53,418	132,556	(39,642)	176,145
Total	$326,520	$893,601	$302,190	$(62,478)	1,459,833
Cross product counterparty netting					(12,172)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased, at fair value					$1,447,661

(1)At May 31, 2021, we held net exchange-traded derivative liabilities, other derivative liabilities and other credit agreements with a fair value of $64.2 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At May 31, 2021, cash collateral pledged was $628.9 million.
(3)Derivative fair values include counterparty netting within product category.
(4)    Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At May 31, 2021, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$127,260
BBB- to BBB+	33,398
BB+ or lower	192,047
Unrated	188,472
Total	$541,177

(1)    We utilize internal credit ratings determined by the Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
May 31, 2021
Credit protection sold:
Index credit default swaps	$163.2	$70.0	$—	$233.2
Single name credit default swaps	81.8	6.2	0.2	88.2

November 30, 2020
Credit protection sold:
Index credit default swaps	$62.0	$262.8	$—	$324.8
Single name credit default swaps	—	6.2	0.2	6.4

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

	May 31, 2021	November 30, 2020
Derivative instrument liabilities with credit-risk-related contingent features	$508.2	$284.6
Collateral posted	(209.9)	(129.8)
Collateral received	155.7	141.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	454.0	296.2

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

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
May 31, 2021
Corporate equity securities	$1,845,840	$157,948	$—	$2,003,788
Corporate debt securities	401,275	2,370,242	—	2,771,517
Mortgage-backed and asset-backed securities	—	1,293,794	—	1,293,794
U.S. government and federal agency securities	18,562	10,035,319	—	10,053,881
Municipal securities	—	289,739	—	289,739
Sovereign obligations	11,746	2,180,790	—	2,192,536
Loans and other receivables	—	955,107	—	955,107
Total	$2,277,423	$17,282,939	$—	$19,560,362

November 30, 2020
Corporate equity securities	$1,371,978	$157,912	$7,517	$1,537,407
Corporate debt securities	369,218	1,869,844	—	2,239,062
Mortgage-backed and asset-backed securities	—	1,547,140	—	1,547,140
U.S. government and federal agency securities	14,789	7,149,992	—	7,164,781
Municipal securities	—	278,470	—	278,470
Sovereign obligations	54,763	2,763,032	—	2,817,795
Loans and other receivables	—	1,392,883	—	1,392,883
Total	$1,810,748	$15,159,273	$7,517	$16,977,538

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
May 31, 2021
Securities lending arrangements	$861,554	$—	$598,203	$817,666	$2,277,423
Repurchase agreements	8,251,453	2,894,885	2,811,683	3,324,918	17,282,939
Total	$9,113,007	$2,894,885	$3,409,886	$4,142,584	$19,560,362

November 30, 2020
Securities lending arrangements	$636,256	$59,735	$459,455	$655,302	$1,810,748
Repurchase agreements	5,510,476	1,747,526	5,019,885	2,881,386	15,159,273
Obligation to return securities received as collateral, at fair value	7,517	—	—	—	7,517
Total	$6,154,249	$1,807,261	$5,479,340	$3,536,688	$16,977,538

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2021 and November 30, 2020, the approximate fair value of securities received as collateral by us that may be sold or repledged was $33.0 billion and $25.9 billion, respectively. At May 31, 2021 and November 30, 2020, a substantial portion of the securities received have been sold or repledged.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at May 31, 2021
Securities borrowing arrangements	$6,720,683	$—	$6,720,683	$(493,650)	$(2,083,503)	$4,143,530
Reverse repurchase agreements	17,120,842	(10,203,617)	6,917,225	(618,350)	(6,259,927)	38,948

Liabilities at May 31, 2021
Securities lending arrangements	$2,277,423	$—	$2,277,423	$(493,650)	$(1,718,328)	$65,445
Repurchase agreements	17,282,939	(10,203,617)	7,079,322	(618,350)	(5,933,921)	527,051

Assets at November 30, 2020
Securities borrowing arrangements	$6,934,762	$—	$6,934,762	$(395,342)	$(1,706,046)	$4,833,374
Reverse repurchase agreements	11,939,773	(6,843,004)	5,096,769	(412,327)	(4,578,560)	105,882
Securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517

Liabilities at November 30, 2020
Securities lending arrangements	$1,810,748	$—	$1,810,748	$(395,342)	$(1,397,550)	$17,856
Repurchase agreements	15,159,273	(6,843,004)	8,316,269	(412,327)	(7,122,422)	781,520
Obligation to return securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517

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
(3)At May 31, 2021, amounts include $4,032.0 million of securities borrowing arrangements, for which we have received securities collateral of $3,904.7 million, and $520.0 million of repurchase agreements, for which we have pledged securities collateral of $533.6 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2020, amounts include $4,757.8 million of securities borrowing arrangements, for which we have received securities collateral of $4,617.0 million, and $720.0 million of repurchase agreements, for which we have pledged securities collateral of $733.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $901.4 million and $604.3 million at May 31, 2021 and November 30, 2020, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Transferred assets	$3,146.5	$1,475.8	$6,730.0	$3,810.4
Proceeds on new securitizations	3,146.5	1,475.7	6,729.6	3,810.4
Cash flows received on retained interests	5.1	7.2	11.1	11.7

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2021 and November 30, 2020.

The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2021		November 30, 2020
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$447.8	$6.2	$562.5	$7.8
U.S. government agency commercial mortgage-backed securities	2,224.0	114.5	2,461.2	205.2
CLOs	3,702.0	91.9	3,345.5	39.5
Consumer and other loans	1,693.3	95.1	1,290.6	56.6
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

	May 31, 2021		November 30, 2020
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned, at fair value (2)	—	0.2	—	5.2
Securities purchased under agreements to resell (3)	3,535.2	—	2,908.9	—
Receivables	549.2	22.5	510.6	12.9
Other assets (4)	75.9	0.2	46.4	0.1
Total assets	$4,160.3	$24.1	$3,465.9	$19.4

Financial instruments sold, not yet purchased, at fair value	$—	$—	$—	$2.5
Other secured financings (5)	4,129.1	—	3,425.0	—
Other liabilities (6)	2.0	0.8	1.8	0.4
Total liabilities	$4,131.1	$0.8	$3,426.8	$2.9

(1)Approximately $1.2 million and $0.7 million of the cash amounts at May 31, 2021 and November 30, 2020, respectively, represent cash on deposit with related consolidated entities and are eliminated in consolidation.
(2)Approximately $0.2 million of financial instruments owned, at fair value, at May 31, 2021, are with related consolidated entities, which are eliminated in consolidation.
(3)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(4)Approximately $30.2 million and $9.7 million of the other assets at May 31, 2021 and November 30, 2020, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(5)Approximately $138.2 million of the other secured financings at November 30, 2020 are with related consolidated entities, which are eliminated in consolidation.
(6)Approximately $0.3 million and $0.3 million of the other liabilities at May 31, 2021 and November 30, 2020, respectively, represent intercompany payables with related consolidated entities, which are eliminated in consolidation.

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

At May 31, 2021 and November 30, 2020, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital's general credit and the assets of the VIEs are not available to satisfy any other debt. During the six months ended May 31, 2021, automobile loan receivables aggregating $250.4 million were securitized by Foursight Capital in connection with a secured borrowing offering. The majority of the proceeds from issuance of the secured borrowing were used to pay down Foursight Capital's two credit facilities.

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

Nonconsolidated VIEs

The following table presents information about our variable interests in nonconsolidated VIEs (in millions):

	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
May 31, 2021
CLOs	$145.3	$2.4	$1,089.7	$6,684.9
Asset-backed vehicles	265.6	—	421.2	2,584.6
Related party private equity vehicles	23.7	—	34.6	67.2
Other investment vehicles	949.9	—	1,088.7	14,736.7
Total	$1,384.5	$2.4	$2,634.2	$24,073.4

November 30, 2020
CLOs	$60.7	$0.2	$642.7	$6,849.1
Asset-backed vehicles	251.6	—	377.2	2,462.7
Related party private equity vehicles	19.0	—	30.0	53.0
Other investment vehicles	899.9	—	1,042.9	15,735.5
Total	$1,231.2	$0.2	$2,092.8	$25,100.3

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

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both May 31, 2021 and November 30, 2020, our total equity commitment in the JCP Entities was $133.0 million, of which $122.1 million and $122.0 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $23.7 million and $19.0 million at May 31, 2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $949.9 million and $899.9 million at May 31, 2021 and November 30, 2020, respectively. Our unfunded equity commitment related to these investments totaled $138.7 million and $143.0 million at May 31, 2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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

At May 31, 2021 and November 30, 2020, we held $1,418.2 million and $1,571.6 million of agency mortgage-backed securities, respectively, and $239.2 million and $252.0 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. FXCM reported total assets of $397.7 million in its latest financial statements. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($59.2 million) and the investment in associated company ($64.1 million), which totaled $123.3 million at May 31, 2021. FXCM is not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 8.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the six months ended May 31, 2021 and 2020 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2021
Jefferies Finance	$693,201	$—	$60,835	$(21,817)	$—	$732,219
Berkadia	301,152		60,672	(505)	(57)	361,262
FXCM (2)	73,920	(10,120)	—	—	328	64,128
Linkem (3)	198,991	(19,943)	—	(8,783)	—	170,265
Real estate associated companies	168,678	(3,117)	—	(11,854)	—	153,707
Other (3)	250,621	(914)	31,537	(34,709)	(1)	246,534
Total	$1,686,563	$(34,094)	$153,044	$(77,668)	$270	$1,728,115

2020
Jefferies Finance	$673,867	$—	$(47,950)	$27,547	$—	$653,464
Berkadia	268,949	—	21,925	(36,562)	472	254,784
FXCM (2)	70,223	6,252	—	—	(243)	76,232
Linkem	194,847	(19,809)	—	35,242	3,825	214,105
Real estate associated companies (4)	255,309	(53,442)	—	(31,784)	—	170,083
Other	189,762	(7,577)	(111)	(186)	9,237	191,125
Total	$1,652,957	$(74,576)	$(26,136)	$(5,743)	$13,291	$1,559,793

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
(3)Loans to and investments in associated companies at May 31, 2021 and November 30, 2020 include loans and debt securities aggregating $104.1 million and $104.1 million, respectively, related to Linkem and Other.
(4)Income (loss) related to Real estate associated companies for the three and six months ended May 31, 2020 includes a non-cash charge of $6.9 million to fully write-off the value of HomeFed's interest in the Brooklyn Renaissance Plaza hotel due to the significant impact of the global novel coronavirus ("COVID-19") during the second quarter of 2020 and, for the six months ended May 31, 2020, includes a non-cash charge of $55.6 million to fully write-off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
FXCM	$(4,658)	$7,890	$(10,120)	$6,252
Linkem	(10,836)	(6,624)	(19,943)	(19,809)
Real estate associated companies	(9,168)	(428)	(3,117)	(53,442)
Other	1,136	(7,559)	(914)	(7,577)
Total	$(23,526)	$(6,721)	$(34,094)	$(74,576)

Other income (losses) related to associated companies (primarily related to Jefferies Group and classified in Other revenues) includes the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Jefferies Finance	$33,250	$(53,069)	$60,835	$(47,950)
Berkadia	30,654	31	60,672	21,925
Other	1,234	(1,857)	31,537	(111)
Total	$65,138	$(54,895)	$153,044	$(26,136)

Jefferies Finance

Through Jefferies Group, we own 50% of Jefferies Finance LLC ("Jefferies Finance"), a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio & Asset Management. The Leveraged Finance Arrangement business line participates in transactions typically ranging from $250 million to $1.5 billion for borrowers. Loans are originated primarily through the investment banking efforts of Jefferies LLC. The Portfolio & Asset Management business line, collectively referred to as Jefferies Credit Partners, is a private credit platform that manages more than $10.0 billion of proprietary and third party capital invested across commingled funds, separately managed accounts and CLOs.

At May 31, 2021, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At May 31, 2021, $676.8 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2022 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2021. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2022 with automatic one year extensions absent a 60-day termination notice by either party. At May 31, 2021, $0.0 million of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $1.3 million and $1.5 million during the three months ended May 31, 2021 and 2020, respectively, and $1.9 million and $2.6 million during the six months ended May 31, 2021 and 2020, respectively.

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Origination and syndication fee revenues (1)	$145.4	$43.8	$215.7	$81.5
Origination fee expenses (1)	20.5	3.0	32.8	8.6
CLO placement fee revenues (2)	1.3	—	3.7	0.4
Underwriting fees (3)	—	—	0.5	0.3
Service fees (4)	14.0	10.7	45.5	35.9

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
(2)    Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees, which are included in Investment banking revenues in the Consolidated Statements of Operations. At May 31, 2021 and November 30, 2020, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
At May 31, 2021 and November 30, 2020, we had receivables from Jefferies Finance, included in Other assets in the Consolidated Statements of Financial Condition of $31.6 million and $24.2 million, respectively. At May 31, 2021 and November 30, 2020, we had payables to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition of $1.8 million and $13.7 million, respectively.
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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At May 31, 2021, the aggregate amount of commercial paper outstanding was $1.47 billion.

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

Linkem

We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022, and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at May 31, 2021. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $104.3 million at May 31, 2021. We account for our equity interest in Linkem on a two month lag.

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

Note 9.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	May 31, 2021	November 30, 2020
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$7,928	$7,884

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $124,438 and $119,694	47,300	51,285
Trademarks and tradenames, net of accumulated amortization of $30,682 and $28,585	99,247	100,255
Other, net of accumulated amortization of $10,183 and $8,953	6,499	7,729
Total intangible assets, net	160,974	167,153

Goodwill:
Investment Banking and Capital Markets (1)	1,568,336	1,563,144
Asset Management	143,000	143,000
Real estate	36,711	36,711
Other operations	3,459	3,459
Total goodwill	1,751,506	1,746,314

Total intangible assets, net and goodwill	$1,912,480	$1,913,467

(1)    The increase in Investment Banking and Capital Markets goodwill during the six months ended May 31, 2021, primarily relates to translation adjustments.

Amortization expense on intangible assets was $3.6 million and $3.9 million for the three months ended May 31, 2021 and 2020, respectively, and $7.2 million and $7.7 million for the six months ended May 31, 2021 and 2020, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$7,179
2022	11,134
2023	9,900
2024	9,143
2025	8,632

Note 10.  Short-Term Borrowings

Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	May 31, 2021	November 30, 2020
Bank loans (1)	$469,034	$752,848
Floating rate puttable notes (1)	6,800	6,800
Equity-linked notes (2)	—	5,067
Total short-term borrowings	$475,834	$764,715

(1)    These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
(2)    See Note 3 for further information on these notes.

At May 31, 2021 and November 30, 2020, the weighted average interest rate on short-term borrowings outstanding was 1.49% and 1.87% per annum, respectively.

Our bank loans include facilities that contain certain covenants that, among other things, require Jefferies Group to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of Jefferies Group's subsidiaries that are borrowers. At May 31, 2021, Jefferies Group was in compliance with all covenants under these facilities. Our facilities, which are with a bank and are included within bank loans, were $413.0 million and $746.0 million at May 31, 2021 and November 30, 2020, respectively. Interest is based on a rate per annum at spreads over the Federal Funds Rate, as defined in the credit agreements.

In addition, a bank has agreed to make revolving intraday credit advances to Jefferies Group ("Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At May 31, 2021, Jefferies Group was in compliance with all debt covenants under the Intraday Credit Facility.

Note 11.  Long-Term Debt

The principal amount (net of unamortized discounts, premiums and debt issuance costs), stated interest rate and maturity date of outstanding debt are as follows (dollars in thousands):

	May 31, 2021	November 30, 2020
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$746,551	$745,883
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,858	246,828
Total long-term debt – Parent Company	993,409	992,711

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
2.25% Euro Medium Term Notes, due July 13, 2022, $0 and $4,779 principal	—	4,638
5.125% Senior Notes, due January 20, 2023, $750,000 principal	757,670	759,901
1.00% Euro Medium Term Notes, due July 19, 2024, $611,400 and $597,350 principal	609,952	595,700
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	788,749	809,039
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	367,824	369,057
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	990,044	989,574
2.75% Senior Notes, due October 15, 2032, $500,000 principal (1)	454,096	485,134
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	510,611	510,834
6.50% Senior Notes, due January 20, 2043, $400,000 principal	419,611	419,826
Structured Notes (2)	1,819,975	1,712,245
Jefferies Group Revolving Credit Facility	248,764	189,732
Jefferies Group Secured Credit Facility	375,000	—
Jefferies Group Secured Bank Loan	50,000	50,000
HomeFed EB-5 Program debt	197,463	191,294
HomeFed construction loans	49,407	45,471
Foursight Capital Credit Facilities	109,168	129,000
Vitesse Energy Finance Revolving Credit Facility	81,502	97,883
Total long-term debt – subsidiaries	7,829,836	7,359,328

Long-term debt	$8,823,245	$8,352,039

(1)    The carrying value of these senior notes include a net gain of $52.0 million and a net loss of $47.2 million during the six months ended May 31, 2021 and 2020, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 4 for further information.
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

Subsidiary Debt:

During the six months ended May 31, 2021, structured notes with a total principal amount of approximately $59.5 million, net of retirements, were issued by Jefferies Group.

During April 2021, Jefferies Group entered into a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks following the maturity of its previous revolving credit facility. At May 31, 2021, borrowings under the Jefferies Group Revolving Credit Facility amounted to $248.8 million. Interest is based on an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the credit agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at May 31, 2021, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and Jefferies Group expects to remain in compliance given its current liquidity and anticipated funding requirements given its business plan and profitability expectations.

During May 2021, Jefferies Group entered into a Secured Credit Facility agreement ("Jefferies Group Secured Credit Facility") with a bank under which it has borrowed $375.0 million at May 31, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Jefferies Group Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower's future indebtedness. At May 31, 2021, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Secured Credit Facility.

One of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At May 31, 2021, Jefferies Group was in compliance with all covenants under the Loan and Security Agreement.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At May 31, 2021, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's EB-5 Program debt matures in 2024 and 2025.

At May 31, 2021, HomeFed has construction loans with an aggregate committed amount of $162.7 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loans bear interest based on spreads of 2.15% to 3.15%, over 30-day LIBOR, subject to adjustment on the first of each calendar month. At May 31, 2021, the weighted average interest rate on these loans was 3.21%. The loans mature between June 2021 and May 2024 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At May 31, 2021 and November 30, 2020, $50.8 million and $46.2 million, respectively, was outstanding under the construction loan agreements.

At May 31, 2021, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $175.0 million. One of the credit facilities matures in May 2023 and bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity and the other credit facility matures in October 2022 and bears interest based on a commercial paper rate plus a credit spread fixed through its maturity. As a condition of the credit facilities, Foursight Capital is obligated to maintain cash reserves to comply with the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on automobile loan receivables owed to Foursight Capital of approximately $135.9 million at May 31, 2021. At May 31, 2021 and November 30, 2020, $109.3 million and $129.3 million, respectively, was outstanding under Foursight Capital's credit facilities.

Vitesse Energy Finance has a revolving credit facility with a syndicate of banks that matures in April 2023 and has a maximum borrowing base of $120.0 million at May 31, 2021. Amounts outstanding under the facility at May 31, 2021 and November 30, 2020 were $82.0 million and $98.5 million, respectively. Borrowings under the facility have been made as Eurodollar loans that bear interest at adjusted LIBOR plus a spread ranging from 2.5% to 3.5% based on the borrowing base utilization percentage. The credit facility is guaranteed by Vitesse Energy Finance's subsidiaries and is collateralized with a minimum of 85% of Vitesse Energy Finance's proved reserve value of its oil and gas properties. Vitesse Energy Finance's borrowing base is subject to regular re-determination on or about April 1 and October 1 of each year based on proved oil and gas reserves, hedge positions and estimated future cash flows from these reserves calculated using future commodity pricing provided by Vitesse Energy Finance's lenders.

Note 12.  Mezzanine Equity

Redeemable Noncontrolling Interests

At May 31, 2021 and November 30, 2020, redeemable noncontrolling interests include other redeemable noncontrolling interests of $34.5 million and $24.7 million, respectively, primarily related to our oil and gas exploration and development businesses.

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

In the first quarter of 2021, we increased our quarterly dividend from $0.15 to $0.20 per common share. This increased the preferred stock dividend from $2.8 million for the six months ended May 31, 2020 to $3.3 million for the six months ended May 31, 2021. Based on the quarterly dividend of $0.20 per common share, the effective rate on these Preferred Shares was approximately 5.2%. In June 2021, our Board of Directors increased our quarterly dividend to $0.25 per share. Based on our current quarterly dividend of $0.25 per common share, the effective rate on these Preferred Shares is approximately 5.9%.

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

Senior Executive Compensation Plan. In December 2020, the Compensation Committee of our Board of Directors granted certain senior executives nonqualified stock options and stock appreciation rights ("SAR"). The total initial fair value of the stock options and SAR awards were recorded as expense at the time of the grant as both have no future service requirements. The SAR awards will be settled on a cash basis or, at the sole discretion of the Compensation Committee, may be converted irrevocably to a stock-settled award and were initially determined to be liability-classified share-based awards. In March 2021, the Compensation Committee exercised its discretion and converted these to stock-settled awards and at such time they became equity-classified share-based awards. For the three and six months ended May 31, 2021, we recorded $2.2 million and $48.6 million, respectively, of total Compensation and benefits expense relating to the stock options and SAR awards.

Share-Based Compensation Expense. Share-based compensation expense relating to grants made under our share-based compensation plans was $10.1 million (including $2.2 million related to the senior executive stock option and SAR awards, as discussed above) and $10.7 million for the three months ended May 31, 2021 and 2020, respectively, and $64.3 million (including $48.6 million related to the senior executive stock option and SAR awards, as discussed above) and $20.7 million for the six months ended May 31, 2021 and 2020, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $2.1 million and $2.7 million for the three months ended May 31, 2021 and 2020, respectively, and $7.2 million and $5.3 million for the six months ended May 31, 2021 and 2020, respectively. At May 31, 2021, total unrecognized compensation cost related to nonvested share-based compensation plans was $37.8 million; this cost is expected to be recognized over a weighted average period of 2.1 years.

At May 31, 2021, there were 1,630,000 shares of restricted stock outstanding with future service required, 2,878,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 16,964,000 RSUs outstanding with no future service required, 5,156,000 stock options outstanding and 1,110,000 shares issuable under other plans. Additionally, the Preferred Shares are currently convertible into 4,440,863 common shares at an effective conversion price of $28.15 per share. The maximum potential increase to common shares outstanding resulting from these outstanding awards and the Preferred Shares is 30,549,000 at May 31, 2021.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At May 31, 2021, the remaining unamortized amount of the restricted cash awards was $401.5 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of 3 years.

Note 14.  Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	May 31, 2021	November 30, 2020
Net unrealized gains on available for sale securities	$426	$513
Net unrealized foreign exchange losses	(142,242)	(156,718)
Net unrealized losses on instrument specific credit risk	(162,172)	(71,151)
Net minimum pension liability	(60,010)	(61,561)
Total accumulated other comprehensive income (loss)	$(363,998)	$(288,917)

Amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	For the Six Months Ended
	May 31, 2021	May 31, 2020
Net unrealized gains (losses) on instrument specific credit risk, net of income tax provision (benefit) of $920 and $530	$2,859	$1,554	Principal transactions revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(525) and $(438)	(1,551)	(1,287)	Selling, general and other expenses, which includes pension expense
Total reclassifications for the period, net of tax	$1,308	$267

Note 15. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenues from contracts with customers:
Commissions and other fees	$222,624	$242,972	$459,393	$422,402
Investment banking	1,000,700	387,491	2,004,312	979,493
Manufacturing revenues	184,092	85,379	321,939	162,986
Other	84,937	34,077	139,352	97,854
Total revenues from contracts with customers	1,492,353	749,919	2,924,996	1,662,735

Other sources of revenue:
Principal transactions	361,023	393,338	1,280,924	798,202
Interest income	230,448	236,732	470,945	563,098
Other	82,505	(2,458)	193,052	45,760
Total revenues from other sources	673,976	627,612	1,944,921	1,407,060

Total revenues	$2,166,329	$1,377,531	$4,869,917	$3,069,795

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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total

Three months ended May 31, 2021
Major Business Activity:
Investment Banking - Advisory	$390,508	$—	$—	$—	$—	$390,508
Investment Banking - Underwriting	610,192	—	—	—	—	610,192
Equities (1)	219,855	—	—	—	(19)	219,836
Fixed Income (1)	2,788	—	—	—	—	2,788
Asset Management	—	2,315	—	—	—	2,315
Manufacturing revenues	—	—	184,092	—	—	184,092
Oil and gas revenues	—	—	45,032	—	—	45,032
Other revenues	—	—	37,590	—	—	37,590
Total revenues from contracts with customers	$1,223,343	$2,315	$266,714	$—	$(19)	$1,492,353

Primary Geographic Region:
Americas	$962,556	$2,011	$265,972	$—	$(19)	$1,230,520
Europe	196,891	304	537	—	—	197,732
Asia Pacific	63,896	—	205	—	—	64,101
Total revenues from contracts with customers	$1,223,343	$2,315	$266,714	$—	$(19)	$1,492,353

Three months ended May 31, 2020
Major Business Activity:
Investment Banking - Advisory	$182,081	$—	$—	$—	$—	$182,081
Investment Banking - Underwriting	205,410	—	—	—	—	205,410
Equities (1)	236,683	—	—	—	(295)	236,388
Fixed Income (1)	6,584	—	—	—	—	6,584
Asset Management	—	3,496	—	—	—	3,496
Manufacturing revenues	—	—	85,379	—	—	85,379
Oil and gas revenues	—	—	15,544	—	—	15,544
Other revenues	—	—	15,037	—	—	15,037
Total revenues from contracts with customers	$630,758	$3,496	$115,960	$—	$(295)	$749,919

Primary Geographic Region:
Americas	$524,627	$1,825	$115,620	$—	$(295)	$641,777
Europe	68,082	1,671	299	—	—	70,052
Asia Pacific	38,049	—	41	—	—	38,090
Total revenues from contracts with customers	$630,758	$3,496	$115,960	$—	$(295)	$749,919

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total

Six months ended May 31, 2021
Major Business Activity:
Investment Banking - Advisory	$701,947	$—	$—	$—	$—	$701,947
Investment Banking - Underwriting	1,302,415	—	—	—	(50)	1,302,365
Equities (1)	453,394	—	—	—	(188)	453,206
Fixed Income (1)	6,187	—	—	—	—	6,187
Asset Management	—	9,741	—	—	—	9,741
Manufacturing revenues	—	—	321,939	—	—	321,939
Oil and gas revenues	—	—	77,041	—	—	77,041
Other revenues	—	—	52,570	—	—	52,570
Total revenues from contracts with customers	$2,463,943	$9,741	$451,550	$—	$(238)	$2,924,996

Primary Geographic Region:
Americas	$1,989,472	$9,108	$450,310	$—	$(238)	$2,448,652
Europe	360,628	633	906	—	—	362,167
Asia Pacific	113,843	—	334	—	—	114,177
Total revenues from contracts with customers	$2,463,943	$9,741	$451,550	$—	$(238)	$2,924,996

Six months ended May 31, 2020
Major Business Activity:
Investment Banking - Advisory	$525,239	$—	$—	$—	$—	$525,239
Investment Banking - Underwriting	454,254	—	—	—	—	454,254
Equities (1)	412,932	—	—	—	(400)	412,532
Fixed Income (1)	9,870	—	—	—	—	9,870
Asset Management	—	9,587	—	—	—	9,587
Manufacturing revenues	—	—	162,986	—	—	162,986
Oil and gas revenues	—	—	57,758	—	—	57,758
Other revenues	—	—	30,509	—	—	30,509
Total revenues from contracts with customers	$1,402,295	$9,587	$251,253	$—	$(400)	$1,662,735

Primary Geographic Region:
Americas	$1,173,696	$4,492	$250,399	$—	$(400)	$1,428,187
Europe	147,520	5,095	659	—	—	153,274
Asia Pacific	81,079	—	195	—	—	81,274
Total revenues from contracts with customers	$1,402,295	$9,587	$251,253	$—	$(400)	$1,662,735

(1)    Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2021. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at May 31, 2021.

We recognized $20.9 million and $7.4 million during the three months ended May 31, 2021 and 2020, respectively, and $41.4 million and $10.5 million during the six months ended May 31, 2021 and 2020, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $5.6 million and $4.5 million during the three months ended May 31, 2021 and 2020, respectively, and $8.5 million and $10.1 million during the six months ended May 31, 2021 and 2020, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $344.7 million and $332.5 million at May 31, 2021 and November 30, 2020, respectively. We had no significant impairments related to these receivables during the three and six months ended May 31, 2021 and 2020.

Our deferred revenue primarily includes deferred revenue related to our real estate operations and retainer and milestone fees received in investment banking advisory engagements where the performance obligations have not yet been satisfied. Deferred revenues were $35.1 million and $14.8 million at May 31, 2021 and November 30, 2020, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended May 31, 2021, we recognized $4.1 million of deferred revenue from the balance at February 28, 2021. During the three months ended May 31, 2020, we recognized $7.2 million of deferred revenue from the balance at February 29, 2020. During the six months ended May 31, 2021, we recognized $9.4 million of deferred revenue from the balance at November 30, 2020. During the six months ended May 31, 2020, we recognized $7.9 million of deferred revenue from the balance at November 30, 2019.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At May 31, 2021 and November 30, 2020, capitalized costs to fulfill a contract were $1.2 million and $1.8 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $0.8 million and $1.8 million, during the three months ended May 31, 2021 and 2020, respectively, and $1.8 million and $3.7 million during the six months ended May 31, 2021 and 2020, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31, 2021 and 2020.

Note 16.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions was $454.0 million (including $97.2 million for interest) at May 31, 2021, of which $272.2 million related to Jefferies Group, and was $401.4 million (including $87.1 million for interest) at November 30, 2020, of which $234.0 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. No material penalties were accrued for the three and six months ended May 31, 2021 and 2020.

The net deferred tax asset was $452.5 million and $393.7 million at May 31, 2021 and November 30, 2020, respectively. The deferred tax asset is predominately attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the largest component of which relates to compensation and benefits.

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

Our provision for income taxes for the six months ended May 31, 2021 was $339.1 million, representing an effective tax rate of 26.6%. Our provision for income taxes for the six months ended May 31, 2020 was $77.7 million, representing an effective tax rate of 33.3%.

Note 17.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$352,596	$44,919	$935,031	$157,929
Allocation of earnings to participating securities (1)	(2,178)	(288)	(5,470)	(988)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	350,418	44,631	929,561	156,941
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	43	(9)	107	(11)
Mandatorily redeemable convertible preferred share dividends	1,626	—	3,252	—
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$352,087	$44,622	$932,920	$156,930

Denominator for earnings per share:
Weighted average common shares outstanding	246,937	269,362	248,144	278,022
Weighted average shares of restricted stock outstanding with future service required	(1,618)	(1,832)	(1,540)	(1,862)
Weighted average RSUs outstanding with no future service required	17,961	19,234	18,225	18,429
Denominator for basic earnings per share – weighted average shares	263,280	286,764	264,829	294,589
Stock options	1,152	—	646	—
Senior executive compensation plan awards	2,219	—	2,032	712
Mandatorily redeemable convertible preferred shares	4,441	—	4,441	—
Denominator for diluted earnings per share	271,092	286,764	271,948	295,301

(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,638,600 and 1,846,400 for the three months ended May 31, 2021 and 2020, respectively, and 1,561,100 and 1,874,100 for the six months ended May 31, 2021 and 2020, respectively. Dividends declared on participating securities were not material during the three and six months ended May 31, 2021 and 2020. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2020, the Board of Directors approved an increase of $250.0 million to the share repurchase authorization and in March 2020, the Board of Directors approved an additional share repurchase authorization of $100 million. In June 2020, the Board of Directors increased the share repurchase authorization by $176.7 million and in September 2020, the Board of Directors increased the share repurchase authorization by $128.0 million. In January 2021, the Board of Directors increased the share repurchase authorization by $192.8 million and in March 2021, the Board of Directors increased the share repurchase authorization by $127.5 million. During the six months ended May 31, 2021, we purchased a total of 5,000,000 of our common shares for an aggregate purchase price of $127.5 million, or an average price of $25.51 per share. At May 31, 2021, we had approximately $250.0 million available for future purchases.

Note 18.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities at May 31, 2021 (in millions):

	Expected Maturity Date
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Maximum Payout
Equity commitments (1)	$113.4	$126.3	$25.4	$10.7	$33.7	$309.5
Loan commitments (1)	4.1	260.0	34.0	61.3	—	359.4
Underwriting commitments	231.8	—	—	—	—	231.8
Forward starting reverse repos (2)	6,715.3	—	—	—	—	6,715.3
Forward starting repos (2)	5,212.3	—	—	—	—	5,212.3
Other unfunded commitments (1)	155.6	63.2	336.4	—	—	555.2
Total	$12,432.5	$449.5	$395.8	$72.0	$33.7	$13,383.5

(1)Equity commitments, loan commitments and other unfunded commitments are generally presented by contractual maturity date. The amounts, however, are mostly available on demand.
(2)At May 31, 2021, $6,714.8 million within forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At May 31, 2021, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.8 million.

See Note 8 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, at May 31, 2021, we had other outstanding equity commitments to invest up to $225.5 million to various other investments.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2021, we had $104.0 million of outstanding loan commitments to clients and $1.0 million to strategic affiliates.

Loan commitments outstanding at May 31, 2021 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At May 31, 2021, $0.0 million of Jefferies Group's $250.0 million commitment was funded.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP at May 31, 2021 (in millions):

	Expected Maturity Date
Guarantee Type	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$10,052.6	$5,851.3	$9,272.7	$398.3	$12.2	$25,587.1
Written derivative contracts – credit related	—	—	6.4	81.8	—	88.2
Total derivative contracts	$10,052.6	$5,851.3	$9,279.1	$480.1	$12.2	$25,675.3

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2021, the fair value of derivative contracts meeting the definition of a guarantee is approximately $173.7 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At May 31, 2021, the aggregate amount of commercial paper outstanding was $1.47 billion.

HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At May 31, 2021, the aggregate amount of infrastructure improvement bonds outstanding was $73.5 million.

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
Standby Letters of Credit.  At May 31, 2021, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $8.6 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.

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

Jefferies LLC's net capital and excess net capital at May 31, 2021 were $1,518.2 million and $1,394.5 million, respectively.

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

Note 20.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	May 31, 2021		November 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$784,496	$811,366	$727,492	$744,424

Financial Liabilities:
Short-term borrowings (2)	$475,834	$475,834	$759,648	$759,648
Long-term debt (3)	7,003,270	7,814,194	6,639,794	7,495,642

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

Note 21.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at May 31, 2021 and November 30, 2020 are Jefferies Group's equity investments in Private Equity Related Funds of $23.7 million and $19.0 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $5.0 million and $(7.0) million for the three months ended May 31, 2021 and 2020, respectively, and $4.5 million and $(5.5) million for the six months ended May 31, 2021 and 2020, respectively, were recorded in Principal transactions revenues. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 7 and 18.

Special Purpose Acquisition Companies. Jefferies Group earned investment banking revenues during the three and six months ended May 31, 2021 of $10.5 million and $24.0 million, respectively, for services provided to special purpose acquisition companies we have co-sponsored.

Berkadia Commercial Mortgage, LLC.  At May 31, 2021 and November 30, 2020, Jefferies Group has commitments to purchase $544.1 million and $401.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $0.6 million and $2.7 million at May 31, 2021 and November 30, 2020, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.

Officers, Directors and Employees.  We had $36.4 million and $38.9 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at May 31, 2021 and November 30, 2020, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

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

Corporate assets primarily consist of cash and cash equivalents. Corporate revenues primarily include interest income.

Certain information concerning our segments is presented in the following table (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net revenues:
Reportable Segments:
Investment Banking and Capital Markets	$1,572,964	$1,028,832	$3,532,473	$2,177,661
Asset Management	54,554	7,391	281,288	27,720
Merchant Banking	318,828	107,162	616,331	311,721
Corporate	724	1,525	1,314	11,317
Total net revenues related to reportable segments	1,947,070	1,144,910	4,431,406	2,528,419
Consolidation adjustments	3,437	2,679	6,043	5,498
Total consolidated revenues	$1,950,507	$1,147,589	$4,437,449	$2,533,917

Income (loss) before income taxes:
Reportable Segments:
Investment Banking and Capital Markets	$426,558	$214,534	$969,841	$464,491
Asset Management	11,055	(41,553)	192,520	(62,482)
Merchant Banking	58,998	(74,716)	166,615	(128,339)
Corporate	(12,099)	(12,854)	(32,576)	(20,608)
Income before income taxes related to reportable segments	484,512	85,411	1,296,400	253,062
Parent Company interest	(13,829)	(12,878)	(27,731)	(25,659)
Consolidation adjustments	3,456	2,974	6,255	5,898
Total consolidated income before income taxes	$474,139	$75,507	$1,274,924	$233,301

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking and Capital Markets	$20,778	$19,981	$41,462	$39,097
Asset Management	489	2,133	968	2,758
Merchant Banking	17,295	17,378	34,035	36,219
Corporate	878	874	1,742	1,762
Total consolidated depreciation and amortization expenses	$39,440	$40,366	$78,207	$79,836

			May 31, 2021	November 30, 2020
Identifiable Assets Employed:
Reportable Segments:
Investment Banking and Capital Markets			$49,723,982	$44,835,126
Asset Management			2,770,954	3,231,059
Merchant Banking			3,330,832	3,173,064
Corporate			2,433,940	2,178,699
Identifiable assets related to reportable segments			58,259,708	53,417,948
Consolidation adjustments			(280,739)	(299,596)
Total consolidated assets			$57,978,969	$53,118,352

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended May 31, 2021 and 2020, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($13.8 million and $12.9 million, respectively) and Merchant Banking ($6.1 million and $8.3 million, respectively).  For the six months ended May 31, 2021 and 2020, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($27.7 million and $25.7 million, respectively) and Merchant Banking ($12.6 million and $17.1 million, respectively).

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

A summary of results of operations for the second quarter of 2021 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,572,964		$54,554		$318,828		$724	$—	$3,437	$1,950,507

Expenses:
Compensation and benefits	774,549		21,671		27,987		7,035	—	—	831,242
Cost of sales	66,211	(1)	10,599	(1)	143,847		—	—	—	220,657
Interest expense	—		—		6,114	(2)	—	13,829	—	19,943
Depreciation and amortization	20,778		489		17,295		878	—	—	39,440
Selling, general and other expenses	284,868		10,740		41,061		4,910	—	(19)	341,560
Total expenses	1,146,406		43,499		236,304		12,823	13,829	(19)	1,452,842
Income (loss) before income taxes and loss related to associated companies	426,558		11,055		82,524		(12,099)	(13,829)	3,456	497,665
Loss related to associated companies	—		—		(23,526)		—	—	—	(23,526)
Income (loss) before income taxes	$426,558		$11,055		$58,998		$(12,099)	$(13,829)	$3,456	474,139
Income tax provision										120,820
Net income										$353,319
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $6.1 million for the second quarter of 2021, primarily includes $5.3 million for Foursight Capital and $0.8 million for Vitesse Energy, LLC ("Vitesse Energy Finance").

A summary of results of operations for the first half of 2021 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,532,473		$281,288		$616,331		$1,314	$—	$6,043	$4,437,449

Expenses:
Compensation and benefits	1,880,761		44,456		55,999		22,569	—	—	2,003,785
Cost of sales	132,785	(1)	20,441	(1)	239,406		—	—	—	392,632
Interest expense	—		—		12,579	(2)	—	27,731	—	40,310
Depreciation and amortization	41,462		968		34,035		1,742	—	—	78,207
Selling, general and other expenses	507,624		22,903		73,603		9,579	—	(212)	613,497
Total expenses	2,562,632		88,768		415,622		33,890	27,731	(212)	3,128,431
Income (loss) before income taxes and loss related to associated companies	969,841		192,520		200,709		(32,576)	(27,731)	6,255	1,309,018
Loss related to associated companies	—		—		(34,094)		—	—	—	(34,094)
Income (loss) before income taxes	$969,841		$192,520		$166,615		$(32,576)	$(27,731)	$6,255	1,274,924
Income tax provision										339,056
Net income										$935,868
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $12.6 million for the first half of 2021, primarily includes $10.8 million for Foursight Capital and $1.8 million for Vitesse Energy Finance.

A summary of results for the second quarter of 2020 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,028,832		$7,391		$107,162		$1,525	$—	$2,679	$1,147,589

Expenses:
Compensation and benefits	551,821		26,502		13,973		6,171	—	—	598,467
Cost of sales	67,601	(1)	7,878	(1)	80,771		—	—	—	156,250
Interest expense	—		—		8,282	(2)	—	12,878	—	21,160
Depreciation and amortization	19,981		2,133		17,378		874	—	—	40,366
Selling, general and other expenses	174,895		12,431		54,753		7,334	—	(295)	249,118
Total expenses	814,298		48,944		175,157		14,379	12,878	(295)	1,065,361
Income (loss) before income taxes and loss related to associated companies	214,534		(41,553)		(67,995)		(12,854)	(12,878)	2,974	82,228
Loss related to associated companies	—		—		(6,721)		—	—	—	(6,721)
Income (loss) before income taxes	$214,534		$(41,553)		$(74,716)		$(12,854)	$(12,878)	$2,974	75,507
Income tax provision										31,962
Net income										$43,545
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $8.3 million for the second quarter of 2020, primarily includes $7.0 million for Foursight Capital and $1.2 million for Vitesse Energy Finance.

A summary of results for the first half of 2020 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$2,177,661		$27,720		$311,721		$11,317	$—	$5,498	$2,533,917

Expenses:
Compensation and benefits	1,172,745		48,723		31,163		16,029	—	—	1,268,660
Cost of sales	120,475	(1)	14,185	(1)	153,214		—	—	—	287,874
Interest expense	—		—		17,055	(2)	—	25,659	—	42,714
Depreciation and amortization	39,097		2,758		36,219		1,762	—	—	79,836
Selling, general and other expenses	380,853		24,536		127,833		14,134	—	(400)	546,956
Total expenses	1,713,170		90,202		365,484		31,925	25,659	(400)	2,226,040
Income (loss) before income taxes and loss related to associated companies	464,491		(62,482)		(53,763)		(20,608)	(25,659)	5,898	307,877
Loss related to associated companies	—		—		(74,576)		—	—	—	(74,576)
Income (loss) before income taxes	$464,491		$(62,482)		$(128,339)		$(20,608)	$(25,659)	$5,898	233,301
Income tax provision										77,735
Net income										$155,566
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

Our financial results for the second quarter of 2021 were impacted by:

•Record quarterly investment banking net revenues of $1,033.7 million, including record advisory net revenues of $390.5 million, record debt underwriting net revenues of $285.7 million and equity underwriting net revenues of $324.5 million;
•Quarterly combined capital markets net revenues of $500.1 million, including equities net revenues of $242.9 million and fixed income net revenues of $257.2 million;
•Asset Management revenues (before allocated net interest) of $66.0 million; and
•Pre-tax income of $59.0 million related to our Merchant Banking businesses reflecting record quarterly results from Idaho Timber and mark-to-market increases in the value of several of our investments in public and private companies.

Our financial results for the first half of 2021 were impacted by:

•Record six month investment banking net revenues of $2,067.2 million, including record advisory net revenues of $701.9 million, equity underwriting net revenues of $819.3 million, and record debt underwriting net revenues of $483.1 million;
•Record six month combined capital markets net revenues of $1,394.5 million, including record equities net revenues of $774.0 million and fixed income net revenues of $620.6 million;
•Record six month Asset Management revenues (before allocated net interest) of $303.1 million; and
•Pre-tax income of $166.6 million related to our Merchant Banking businesses reflecting record six month results from Idaho Timber and mark-to-market increases in the value of several of our investments in public and private companies.

Our financial results for the second quarter of 2020 were impacted by:

•Investment banking net revenues of $316.3 million, including equity underwriting net revenues of $124.4 million, advisory net revenues of $182.1 million and debt underwriting net revenues of $81.0 million;
•Combined capital markets net revenues of $730.3 million, including equities net revenues of $237.1 million and fixed income net revenues of $493.1 million;
•Asset Management revenues (before allocated net interest) of $20.4 million; and
•Pre-tax loss of $74.7 million related to our Merchant Banking businesses reflecting:
◦Positive impact of hedging gains at Vitesse Energy Finance, solid results at Idaho Timber and a record quarter for FXCM; offset by
◦A $44.2 million non-cash charge to write down the value of our investment in WeWork;
◦Non-cash charge of $13.2 million to write down Vitesse Energy Finance's oil and gas assets in the Denver-Julesburg Basin ("DJ Basin"), reflecting a significant decrease in oil and gas prices;
◦A total of $12.2 million of non-cash write-downs of HomeFed LLC's ("HomeFed") interests in a hotel and a retail center significantly impacted by the external events of the second quarter; and
◦$19.3 million of mark-to-market unrealized decreases in the values of some of our investments in public companies.

Our financial results for the first half of 2020 were impacted by:

•Investment banking net revenues of $893.7 million, including equity underwriting net revenues of $256.1 million, advisory net revenues of $525.2 million and debt underwriting net revenues of $198.2 million;
•Combined capital markets net revenues of $1,224.1 million, including equities net revenues of $482.8 million and fixed income net revenues of $741.3 million;
•Asset Management revenues (before allocated net interest) of $51.4 million; and
•Pre-tax loss of $128.3 million related to our Merchant Banking businesses reflecting:
◦Positive contributions from Vitesse Energy Finance, Idaho Timber and FXCM;
◦A gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in some of our other investments within Merchant Banking;
◦A $44.2 million non-cash charge to write down the value of our investment in WeWork;
◦$45.2 million of mark-to-market unrealized decreases in the values of some of our investments in public companies;
◦Non-cash charges of $67.8 million related to write-downs of real estate investments at HomeFed; and
◦Non-cash charges of $13.2 million to write down Vitesse Energy Finance's oil and gas assets in the DJ Basin and $33.0 million to write down the value of our investment in JETX Energy, LLC ("JETX Energy") to reflect the decline in oil prices.

Investment Banking and Capital Markets

A summary of results of operations for our Investment Banking and Capital Markets segment is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Net revenues	$1,572,964	$1,028,832	$3,532,473	$2,177,661

Expenses:
Compensation and benefits	774,549	551,821	1,880,761	1,172,745
Floor brokerage and clearing fees	66,211	67,601	132,785	120,475
Depreciation and amortization	20,778	19,981	41,462	39,097
Selling, general and other expenses	284,868	174,895	507,624	380,853
Total expenses	1,146,406	814,298	2,562,632	1,713,170
Income before income taxes	$426,558	$214,534	$969,841	$464,491

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

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Advisory	$390,508	$182,081	$701,947	$525,239

Equity underwriting	324,462	124,383	819,268	256,075
Debt underwriting	285,730	81,027	483,147	198,179
Total underwriting	610,192	205,410	1,302,415	454,254

Other investment banking	32,971	(71,234)	62,796	(85,763)
Total investment banking	1,033,671	316,257	2,067,158	893,730

Equities	242,949	237,131	773,965	482,772
Fixed income	257,197	493,144	620,556	741,326
Total capital markets	500,146	730,275	1,394,521	1,224,098

Other	39,147	(17,700)	70,794	59,833
Total Investment Banking and Capital Markets (1)	$1,572,964	$1,028,832	$3,532,473	$2,177,661

(1)Allocated net interest is not separately disaggregated in presenting our Investment Banking and Capital Markets reportable segment within our Net Revenues by Source. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.

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

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Advisory transactions	64	35	129	101	$71.1	$23.3	$153.3	$81.0
Public and private equity and convertible offerings	104	50	220	106	$37.9	$25.4	$81.7	$37.2
Public and private debt financings	201	84	364	236	$105.9	$43.6	$182.6	$113.2

Investment banking revenues for the second quarter of 2021 were a record of $1.03 billion, compared with $316.3 million for the second quarter of 2020, reflecting record revenues in investment banking advisory and debt underwriting and solid performance in equity underwriting, as the global economy continues to improve and market conditions stabilize. Our investment in our investment banking franchise and our strategy to lead with our investment banking platform has delivered increased market share as is reflected in global rankings.

Our advisory revenues were a record $390.5 million, up $208.4 million, or 114.5% compared to the prior year comparable quarter, reflecting record performance in our mergers and acquisitions business as a result of the increased number of transactions and higher average transaction deal values, as the mergers and acquisitions markets held strong due to the record low interest rate environment.

Our underwriting revenues for the second quarter of 2021 were a record $610.2 million, an increase of 197.1%, from $205.4 million in the same period last year, with record net revenues of $285.7 million in debt underwriting and strong quarterly net revenues in equity underwriting of $324.5 million, as companies continued to take advantage of the record low interest rate environment to access the debt capital markets and clients took advantage of the strong equity environment to raise equity capital in almost all sectors. In addition, our equity underwriting results in the current year quarter were driven by growth in initial public offerings, including our underwriting activities on 14 Special Purpose Acquisition Companies ("SPACs") offerings and other SPAC-related transactions.

Other investment banking revenues were $33.0 million for the second quarter of 2021, compared with a loss of $71.2 million for the second quarter of 2020. Other investment banking revenues during the second quarter of 2021 include record net revenues of $41.7 million from Jefferies Group's share of the net earnings of the Jefferies Finance joint venture, compared with a net loss of $49.7 million in the second quarter of 2020. Strong results in the second quarter of 2021 reflect higher loan arrangement volumes due to continued strength in the leveraged finance markets as borrowers took advantage of the low interest rate environment and strong volumes in the mergers and acquisition markets. Results in second quarter of 2020 reflect unrealized losses related to the write down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio, primarily due to the impact of COVID-19 on the markets and the economy. The second quarter of 2020 also included unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities. Our Other investment banking revenues in both periods are reduced by allocated interest expense and the amortization of costs related to the investment in the Jefferies Finance business.

At May 31, 2021, our backlog of potential net revenues from future transactions was at a record level. As an indicator of net revenues in a given future period, backlog is subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.

Investment banking revenues for the first half of 2021 were a record of $2.07 billion, compared with $893.7 million for the first half of 2020, reflecting record six months revenues in equity and debt underwriting and in mergers and acquisitions.

Our advisory revenues were a six months record of $701.9 million for the first half of 2021, up $176.7 million, or 33.6% higher than the prior year comparable period, primarily due to a significant increase in the number of deals and higher average transaction deal values, across most sectors, as the mergers and acquisitions markets held strong with high levels of activity due to the record low interest rate environment and the surge in the stock market.

Our underwriting revenues for the first half of 2021 were a six months record of $1.30 billion, an increase of 186.7%, from $454.3 million in the prior year comparable period, with record six months net revenues in equity underwriting of $819.3 million and record six months net revenues of $483.1 million in debt underwriting, as clients took advantage of the strong equity environment to raise equity capital in almost all sectors and companies continued to take advantage of the low rate environment to access the debt capital markets with high levels of activity in the leveraged loan new issuance markets and record levels of high yield bond refinancing activity. In addition, our equity underwriting results in the first half of 2021 include revenues of $191.9 million generated from our underwriting activities on 36 SPAC offerings and other SPAC-related transactions.

Other investment banking revenues were $62.8 million for the first half of 2021, compared with a loss of $85.8 million for the first half of 2020. Other investment banking revenues during the first half of 2021 include net revenues of $72.3 million from our share of the net earnings of the Jefferies Finance joint venture, compared with a net loss of $39.3 million in the first half of 2020. Strong results in the first half of 2021 reflect high loan arrangement volumes due to continued strength in the leveraged finance markets as borrowers took advantage of the low interest rate environment, as well as a reduction in loan loss reserves. The results during the first half of 2020 included a higher level of reserves recorded on the loan portfolio and unrealized losses related to the write-down of certain equity investments due to the impact of COVID-19 on the markets and the economy. Results in the first half of 2021 also include revenues from mark-to-market activity on SPAC and SPAC-related transactions. The first half of 2020 also included unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities. Our Other investment banking revenues in both periods are reduced by allocated interest expense and the amortization of costs related to the investment in the Jefferies Finance business.

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

Total equities net revenues of $242.9 million for the second quarter of 2021, a record for a second quarter and an increase of 2.5%, compared with $237.1 million for the second quarter of 2020, as our equities franchise continues to gain market share and perform well in a market environment with a broad decline in market volumes and lower levels of client activity across several segments of the market.

Our global cash equities business declined in the U.S., as a result of lower client activity and changes in market dynamics, while our international franchise in Europe and across Asia Pacific continued to grow, driven by ongoing momentum, market share gains and increased client activity. Our electronic trading businesses in Europe and Asia Pacific had continued growth and momentum, while our U.S. electronic trading business had lower revenues, as our results in the prior year comparable quarter reflected record revenues driven by significantly higher global market volatility. Results in our prime services franchise, consisting of prime brokerage, outsourced trading and securities finance, were higher driven by increased client balances and improved trading in our securities finance franchise, as well as continued growth in outsourced trading for hedge fund clients, partially offset by decreased client activity in other areas as well as muted money market revenue as a result of low short-term interest rates. Our equity derivatives business had higher quarterly results driven by an increase in client activity and improved trading results due to a strengthening of our human capital. Our global convertibles franchise had increased revenues both in the U.S. and internationally, driven by improved trading results and market conditions.

The increase in our global equities net revenues is also reflective of losses on certain block positions in the second quarter of 2020 that were not repeated in the current year quarter and our second quarter of 2021 results also include mark-to-market losses from SPAC-related activity.

Total equities net revenues were $774.0 million for the first half of 2021, an increase of 60.3%, compared with $482.8 million for the first half of 2020, driven by all-time six months record results in predominately all our equities businesses and across each of our core regions in the first half of 2021. Our equities franchise continues to gain market share and benefited significantly from the favorable trading environment and SPAC-related activity in the U.S., particularly in the first quarter of the current year.

In the current year, we received recognition from leading third-party market surveys. Our international convertibles franchise was ranked 1st in both European and Asian, excluding Japan, convertibles by Greenwich Associates. Bloomberg ranked our electronic trading platform as 2nd in the U.S. Hedgeweek named us as the Best U.S. Prime Broker and we doubled the number of analysts ranked in the Japanese Institutional Investor survey.

Our cash equities business had record results globally and across each region in the U.S., Europe and Asia Pacific. Overall, our cash equities results were driven by significant client activity, meaningful trading revenue and SPAC-related activity. Record results in our electronic trading business were driven by higher commissions and growth in our European and Asia Pacific businesses. Overall, our international electronic trading franchise continued to benefit from our globalization and expansion strategy. Our prime services franchise, consisting of prime brokerage, outsourced trading and securities finance, had record results driven by higher balances and increased client activity, improved trading in our securities finance business, and continued growth and momentum in our outsourced trading franchise. Our global convertibles franchise had record results driven by strong trading activity and continued market-leading competitive positioning. Results in our equity derivatives business were significantly higher at record levels, driven by improved trading results and higher commission levels.

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

Fixed income net revenues totaled $257.2 million for the second quarter of 2021, a decrease of 47.8% from net revenues of $493.1 million for the second quarter of 2020, driven by reduced trading volumes and client activity across most products and regions, as the momentum we experienced in 2020 and the first quarter of 2021 dissipated due to increasing inflation expectations, treasury yield volatility and tightening spreads. The second quarter of 2020, which was an all-time record quarter for our fixed income businesses, benefited significantly from increased trading opportunities as a result of the U.S. Federal Reserve Bank and other government interventions to support the markets.

Net revenues in the second quarter of 2021 were higher in our U.S. securitized markets group due to strong demand in the securitization markets, as compared with the second quarter of 2020. Revenues also improved as a result of ongoing investments in our European securitized markets business. In addition, the second quarter of 2021 results benefited from trading gains in our municipal securities business compared to the equivalent prior year comparable quarter when markets experienced a significant sell-off due to the impact of COVID-19.

Our results in the second quarter of 2021 include lower revenues in our U.S. and International rates businesses due to a decline in trading opportunities, compared with the second quarter of 2020, which experienced record trading volumes as the effect of COVID-19 and the associated government support impacted the markets. Lower results across our global credit franchise and emerging markets business were driven by a decline in revenues across most regions and products due to reduced client activity and lower levels of volatility in the second quarter of 2021, as these businesses benefited significantly from the government support of the credit markets in the second quarter of 2020.

Fixed income net revenues totaled $620.6 million for the first half of 2021, a decrease of 16.3% from net revenues of $741.3 million for the first half of 2020, driven by reduced trading volumes across most products and regions in the second quarter of the current year period. While the first half of 2021 revenues decreased from that of the first half of 2020, fixed income results produced the second best six month fixed income revenue period on record with the first half of 2020 representing an all-time record six month results. The first half of 2020 significantly benefited from strong trading volumes due to extremely active markets and high levels of volatility during the period, as a result of the U.S. Federal Reserve Bank and other government interventions to support the markets.

Net revenues in the first half of 2021 were higher in our U.S. and international securitized markets groups on increased demand for most of these product classes, as compared with the first half of 2020. Our revenues also benefited from ongoing investments across our European credit franchise. In addition, the first half of 2021 results benefited from trading gains in our municipal securities business compared to the first half of 2020 when markets experienced a significant sell-off due to the impact of COVID-19.

Our results include lower revenues in our U.S. and International rates businesses due to a decline in trading opportunities, which were impacted by lower levels of volatility during the first half of 2021, as the first half of 2020 benefited from significant government interventions. Lower results across our Asian credit, investment grade corporates and emerging markets businesses, as well as our high yield and loan trading businesses, resulted from a decline in revenues across most regions and products due to reduced client activity and lower levels of volatility in the first half of 2021, as these businesses benefited significantly from the government support of the credit markets in the first half of 2020.

Other

Other is comprised of revenues from:
•Berkadia Commercial Mortgage Holding LLC ("Berkadia") and other investments (other than Jefferies Finance, which is included in Other investment banking);
•principal investments in private equity and hedge funds managed by third-parties or related parties and are not part of our asset management platform; and
•investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expense).

Our other net revenues totaled $39.1 million for the second quarter of 2021, an increase of $56.8 million compared with a net loss of $17.7 million for the second quarter of 2020.

Results in the second quarter of 2021 include net revenues of $30.7 million due to our share of the net income of Berkadia due to higher mortgage origination, compared with negligible revenues from Berkadia in the second quarter of 2020. Results in the second quarter of 2020 are due to the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19.

The results in the second quarter of 2021 also include unrealized net mark-to-market gains related to certain investments, compared with mark-to-market losses in the second quarter of 2020.

Our other net revenues totaled $70.8 million for the first half of 2021, an increase of $11.0 million compared with net revenues of $59.8 million for the first half of 2020.

The results for the first half of 2020 included gains of $61.5 million from macro hedges that were bought and sold in the first half of 2020 at the onset of the COVID-19 pandemic.

Results in the first half of 2021 include net revenues of $60.7 million due to our share of the net income of Berkadia compared with $21.9 million in the first half of 2020. The lower results in the first half of 2020 are due to the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19.

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
The following table provides a summary of compensation and benefits expense (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Compensation expense without future service requirements	$721,569	$472,430	$1,786,479	$1,010,266
Amortization of share-based and cash-based awards	52,980	79,391	94,282	162,479
Total Compensation and benefits expense	$774,549	$551,821	$1,880,761	$1,172,745

Compensation and benefits expense increased in line with the significant increase in our net revenues in the second quarter and first half of 2021. A significant portion of compensation expense is highly variable with net revenues. Amortization of share-based and cash-based awards decreased in the second quarter and first half of 2021 as compared to the same periods in 2020 as a result of the accelerated amortization recognized in the year ended November 30, 2020.

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
Non-compensation expenses were $371.9 million for the second quarter of 2021, an increase of $109.4 million, compared with $262.5 million in the second quarter of 2020. Non-compensation expenses as a percentage of Net revenues were 23.6% and 25.5% for the second quarter of 2021 and 2020, respectively, demonstrating the operating leverage inherent in our business.
The increase in non-compensation expenses was primarily due to higher underwriting costs, primarily due to record investment banking net revenues resulting from an increase in the volume of investment banking transactions and higher technology and communication expenses, primarily related to costs associated with the development of various trading systems and increased market data costs associated with business growth. The increase also included higher business development expenses as a result of higher costs associated with the increase in investment banking activity and higher professional services expenses primarily due to an increase in legal and consulting fees due to the increase in activity in certain of our businesses. The increase is also due to higher other expenses, primarily due to an increase in our bad debt expense mostly related to our prime brokerage business. Results in the second quarter of 2020 included our charitable donations of $8.6 million, in memory of Peg Broadbent, Jefferies Group's longstanding, esteemed CFO who tragically died from complications of COVID-19 in March 2020.

Non-compensation expenses were $681.9 million for the first half of 2021, an increase of $141.5 million, compared with $540.4 million in the first half of 2020. Non-compensation expenses as a percentage of Net revenues were 19.3% and 24.8% for the first half of 2021 and 2020, respectively, demonstrating the operating leverage inherent in our business.

The increase in non-compensation expenses was primarily due to higher floor brokerage and clearing fees due to record net revenues in equities and strong net revenues in fixed income resulting from an increase in trading volumes. The increase was also due to higher underwriting costs, primarily due to record investment banking net revenues resulting from an increase in the volume of investment banking transactions. The increase also included higher technology and communication expenses, primarily related to costs associated with the development of various trading systems and increased market data costs due to business growth and higher professional services expenses primarily due to an increase in legal and consulting fees due to the increase in activity in certain of our businesses.

Results in the first half of 2021 also included higher other expenses, primarily due to an increase in our bad debt expense mostly related to our prime brokerage business. Non-compensation expenses in the first half of 2021 also included our charitable donations of $7.7 million to approximately 130 charities around our planet that promote diversity and inclusion, support COVID-19 relief efforts, help Texas relief and support, protect and sustain our environment and strive to help humanity in other meaningful ways. The first half of 2020 included our charitable donations of $8.6 million, in memory of Peg Broadbent, Jefferies Group's longstanding, esteemed CFO who tragically died from complications of COVID-19 in March 2020 and our $2.4 million donation made to various charities in support of the Australian wildfire relief effort.
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

A summary of results of operations for our Asset Management segment is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Net revenues	$54,554	$7,391	$281,288	$27,720

Expenses:
Compensation and benefits	21,671	26,502	44,456	48,723
Floor brokerage and clearing fees	10,599	7,878	20,441	14,185
Depreciation and amortization	489	2,133	968	2,758
Selling, general and other expenses	10,740	12,431	22,903	24,536
Total expenses	43,499	48,944	88,768	90,202
Income (loss) before income taxes	$11,055	$(41,553)	$192,520	$(62,482)
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

The key components of asset management revenues are the level of assets under management and the performance return, for the most part on an absolute basis, and, in certain cases, relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. Performance fees and similar revenues are generally recognized once a year, typically in December, when they become fixed and determinable and are not probable of being significantly reversed. As a result, performance fees and similar revenues are generally realized and recognized in the first quarter of our fiscal year creating a timing lag between investment returns generated in a calendar year with the associated performance fees recognized in our following fiscal year .

The following summarizes the results of our Asset Management businesses revenues by asset class (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Asset management fees:
Equities	$624	$1,073	$5,623	$4,011
Multi-asset	1,691	2,423	4,118	5,576
Total asset management fees	2,315	3,496	9,741	9,587

Revenues from arrangements with strategic affiliates (1)	20,175	1,340	79,058	2,631
Total asset management fees and revenues	22,490	4,836	88,799	12,218

Investment return (2)	43,503	15,540	214,327	39,179
Allocated net interest (2)	(11,439)	(12,985)	(21,838)	(23,677)
Total Asset Management	$54,554	$7,391	$281,288	$27,720

(1)The amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
(2)Allocated net interest represents the allocation of long-term debt interest expense to Asset Management, net of interest income on our Cash and cash equivalents and other sources of liquidity. Allocated net interest has been disaggregated to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods.

Asset management net revenues for the second quarter of 2021 were $54.6 million, significantly higher than $7.4 million recorded in the second quarter of 2020, driven by investments in new platforms, higher investment returns across many platforms and an increase in asset management fees and revenues. The results in the second quarter of 2020 were impacted by lower investment returns from certain of our investments in separately managed accounts and funds due to the impact of COVID-19 on the markets and economy. Results in the second quarter of 2021 include $22.5 million in management, performance and similar fees and revenues earned directly or through our strategic affiliates, as compared with $4.8 million in the prior year comparable quarter.

Asset management net revenues for the first half of 2021 were a six month record of $281.3 million, significantly higher than $27.7 million recorded in the first half of 2020, driven by meaningfully higher investment returns across most platforms, investments in new platforms and a substantial increase in asset management fees and revenues. The results in the first half of 2020 were impacted by lower investment returns from certain of our investments in separately managed accounts and funds due to the impact of COVID-19 on the markets and economy. Results in the first half of 2021 include $88.8 million in management, performance and similar fees and revenues earned directly or through our strategic affiliates, as compared with $12.2 million in the first half of 2020. Performance fees and similar revenues are generally realized and recognized once a year in the first quarter of our fiscal year and are attributable to performance realized in respect of the calendar year ending during our first fiscal quarter.
Expenses

The decrease in expenses in the second quarter and first half of 2021 as compared with the same periods in 2020 primarily reflects the wind down of one of our businesses in the second quarter of 2020, partially offset by an increase in Floor brokerage and clearing fees in 2021.

Assets under Management

The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.

Assets under management by predominant asset class were as follows (in millions):

	May 31, 2021	November 30, 2020
Assets under management (1):
Equities	$326	$481
Multi-asset	442	293
Total	$768	$774

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

Change in assets under management were as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Balance, beginning of period	$773	$1,140	$774	$1,216
Net cash flow in (out)	4	(49)	(30)	(70)
Net market appreciation (depreciation)	(9)	(52)	24	(107)
Balance, end of period	$768	$1,039	$768	$1,039

The change in assets under management in our wholly-owned managers during the second quarter of 2021 is primarily due to redemptions from certain funds that are in the process of being liquidated and net market depreciation during the period, partially offset by new subscriptions and investments from third-parties. The change in assets under management in our wholly-owned managers during the second quarter of 2020 is primarily due to redemptions from certain funds and market depreciation during the period due to the impact of COVID-19 on the markets and economy. The change in assets under management in our wholly-owned managers during the first half of 2021 is primarily due to redemptions from certain funds that are in the process of being liquidated, partially offset by new subscriptions and investments from third-parties and net market appreciation. The change in assets under management in our wholly-owned managers during the first half of 2020 is primarily due to the liquidation and redemptions from certain funds and market depreciation during the period due to the impact of COVID-19 on the markets and economy, partially offset by new subscriptions and investments from third-parties.

Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which "Regulatory Assets Under Management" is reported to the SEC on Form ADV.

Asset Management Investments

In connection with building our business and growing the revenues we participate in via our affiliated managers, our asset management business makes seed and additional strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the revenues or profits of the affiliated manager. Included in the table below at May 31, 2021 are $21.2 million of asset management investments that are in the process of being liquidated due to the wind down of a fund and a separately managed account. Our asset management investments generated an investment return of $43.5 million and $15.5 million for the second quarter of 2021 and 2020, respectively, and $214.3 million and $39.2 million for the first half of 2021 and 2020, respectively. The following table reflects amounts invested by asset manager (in thousands):

	May 31, 2021	November 30, 2020

Jefferies Financial Group Inc., as manager:
Fund investments (1)	$145,803	$258,893
Separately managed accounts (2)	300,392	352,084
Total	446,195	610,977

Third-party, as manager:
Fund investments	712,604	650,585
Separately managed accounts (2)	374,329	323,943
Investments in asset managers	170,622	162,268
Total	1,257,555	1,136,796
Total asset management investments	$1,703,750	$1,747,773

(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund, and accordingly, the assets and liabilities of the fund are included in the representative line items in the consolidated financial statements. At May 31, 2021 and November 30, 2020, $20.1 million and $0.1 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented in the Consolidated Statements of Financial Condition within each respective line item.

Collectively, we and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $29.9 billion and $26.8 billion at May 31, 2021 and November 30, 2020, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund, the net capital invested in a separately managed account, par value of collateralized loan obligations or notional account value. These include the following:

•$16.0 billion and $12.6 billion as of May 31, 2021 and November 30, 2020, respectively - This includes the assets under management raised by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement. In some instances, due to the timing of payments and crystallization of profits or revenue, the majority of revenue related to these relationships will be realized at their calendar year-end (during our first fiscal quarter).
•$10.6 billion and $10.8 billion as of May 31, 2021 and November 30, 2020, respectively - Asset management activities within Jefferies Finance, our 50/50 joint venture with Massachusetts Mutual Life Insurance Company, which represent the aggregate par value of collateralized loan obligations managed by Jefferies Finance, including those consolidated by Jefferies Finance. Because management evaluates segment performance based on the inclusion of our share of the net earnings of our Jefferies Finance joint venture in our Investment Banking and Capital Markets segment, those activities are excluded from our Asset Management segment results.
•$2.5 billion and $2.6 billion as of May 31, 2021 and November 30, 2020, respectively - Net asset values of investments made by us in funds or separately managed accounts. At times, we will incubate strategies using our own capital during the institutional build-out phase before opening investments to outside capital. This net asset value includes our seed capital of $1.5 billion and $1.5 billion as of May 31, 2021 and November 30, 2020, respectively, in addition to amounts financed of $1.0 billion and $1.1 billion as of May 31, 2021 and November 30, 2020, respectively, invested in funds and separately managed accounts that are managed by us and our affiliated asset managers.
•$0.8 billion and $0.8 billion as of May 31, 2021 and November 30, 2020, respectively - This includes third-party investments actively managed by wholly-owned divisions.

Merchant Banking

A summary of results for Merchant Banking is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Net revenues	$318,828	$107,162	$616,331	$311,721

Expenses:
Compensation and benefits	27,987	13,973	55,999	31,163
Cost of sales	143,847	80,771	239,406	153,214
Interest expense	6,114	8,282	12,579	17,055
Depreciation and amortization	17,295	17,378	34,035	36,219
Selling, general and other expenses	41,061	54,753	73,603	127,833
Total expenses	236,304	175,157	415,622	365,484

Income (loss) before income taxes and loss related to associated companies	82,524	(67,995)	200,709	(53,763)
Loss related to associated companies	(23,526)	(6,721)	(34,094)	(74,576)
Income (loss) before income taxes	$58,998	$(74,716)	$166,615	$(128,339)

A summary of results for Merchant Banking by source is as follows (in thousands):

	Revenues	Expenses	Income (Loss) from Associated Companies	Total Pre-Tax Income (Loss)

For the three months ended May 31, 2021
Oil and gas	$37,070	$34,126	$—	$2,944
Idaho Timber	184,111	130,263	—	53,848
Real estate	33,971	33,404	(9,168)	(8,601)
Other	63,676	38,511	(14,358)	10,807
Total	$318,828	$236,304	$(23,526)	$58,998

For the three months ended May 31, 2020
Oil and gas	$51,694	$44,133	$—	$7,561
Idaho Timber	85,383	78,128	—	7,255
Real estate	10,965	19,510	(428)	(8,973)
Other	(40,880)	33,386	(6,293)	(80,559)
Total	$107,162	$175,157	$(6,721)	$(74,716)

	Revenues	Expenses	Income (Loss) from Associated Companies	Total Pre-Tax Income (Loss)

For the six months ended May 31, 2021
Oil and gas	$50,388	$68,373	$—	$(17,985)
Idaho Timber	322,003	229,856	—	92,147
Real estate	45,643	47,695	(3,117)	(5,169)
Other	198,297	69,698	(30,977)	97,622
Total	$616,331	$415,622	$(34,094)	$166,615

For the six months ended May 31, 2020
Oil and gas	$114,550	$115,727	$—	$(1,177)
Idaho Timber	163,022	151,058	—	11,964
Real estate	23,195	30,614	(53,442)	(60,861)
Other	10,954	68,085	(21,134)	(78,265)
Total	$311,721	$365,484	$(74,576)	$(128,339)

Oil and Gas

Oil and gas results for the second quarter of 2021 were lower than the second quarter of 2020 primarily due to increased unrealized losses related to oil hedge derivatives, partially offset by slightly increased production revenues and impairment charges recorded during the second quarter of 2020. Oil and gas net revenues totaled $37.1 million and $51.7 million during the second quarter of 2021 and 2020, respectively, and primarily consist of three components:

•Production revenues (including the impact of realized gains and losses related to oil hedges) were $42.7 million and $40.0 million during the second quarter of 2021 and 2020, respectively. The increase in production revenues related to increases in oil prices and slightly higher volumes, partially offset by greater realized losses on oil hedges. Production revenues included realized gains (losses) on oil hedges of $(2.8) million and $23.9 million during the second quarter of 2021 and 2020, respectively.
•Net unrealized gains (losses) related to oil hedge derivatives were $(5.6) million and $15.0 million in the second quarter of 2021 and 2020, respectively. As discussed further in Note 3 to the consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options to reduce exposure to future oil price fluctuations. For the second quarter of 2021, approximately 46% of oil production was hedged at a weighted average price of approximately $53/barrel.
•Mark-to-market gains (losses) related to a financial instrument owned held at fair value were not material for the second quarter of 2021 and $(3.2) million during the second quarter of 2020.

Oil and gas results for the first half of 2021 were lower than the first half of 2020 primarily due to increased unrealized losses related to oil hedge derivatives and decreased production revenues due to curtailed production and decreased development activity in the second half of 2020, partially offset by impairment charges recorded during the first half of 2020. Oil and gas net revenues totaled $50.4 million and $114.6 million during the first half of 2021 and 2020, respectively, and primarily consist of three components:
•Production revenues (including the impact of realized gains and losses related to oil hedges) were $77.9 million and $85.3 million during the first half of 2021 and 2020, respectively. The decrease in production revenues related to lower production across most of the basin due to weather and reduced development activity during the second half of 2020 due to a lower price environment at that time. Production revenues included realized gains (losses) on oil hedges of $(0.1) million and $26.6 million during the first half of 2021 and 2020, respectively.
•Net unrealized gains (losses) related to oil hedge derivatives were $(27.5) million and $34.9 million in the first half of 2021 and 2020, respectively. For the first half of 2021, approximately 58% of oil production was hedged at a weighted average price of approximately $56/barrel. For the remainder of 2021, approximately 40% of expected oil production is hedged at a weighted average price of approximately $52/barrel.
•Mark-to-market gains (losses) related to a financial instrument owned held at fair value were immaterial during the first half of 2021 and $(5.7) million during the first half of 2020.
Total expenses for Oil and gas were $34.1 million during the second quarter of 2021 as compared to $44.1 million during the second quarter of 2020. The decrease in expenses was primarily due to a non-cash charge of $13.2 million in the second quarter of 2020 to write down the value of a subset of Vitesse Energy Finance's oil and gas assets located in the DJ Basin, reflecting the impact of oil price declines during the quarter. Total expenses for Oil and gas were $68.4 million during the first half of 2021 as compared to $115.7 million during the first half of 2020. The decrease in expenses was primarily due to non-cash charges in the first half of 2020 of $33.0 million to write down JETX Energy's oil and gas assets to reflect the impact of oil price declines during the period and $13.2 million to write down Vitesse Energy Finance's oil and gas assets in the DJ Basin.
Idaho Timber
High demand for wood for home improvement and construction led to favorable pricing and record results for Idaho Timber. Net revenues increased in the second quarter and first half of 2021 as compared to the same periods in 2020, primarily due to increases in the average selling price of 141% and 114%, respectively. Subsequent to the second quarter of 2021, lumber prices have declined substantially from recently established all-time highs. These declines could result in reduced revenues and pre-tax income for Idaho Timber in future quarters.
The increase in total expenses for Idaho Timber in the second quarter and first half of 2021 as compared to the same periods in 2020 primarily reflects increased cost of sales and increased compensation expense.
Real Estate

The increase in real estate revenues and expenses in the second quarter and first half of 2021 as compared to the same periods in 2020 primarily reflects increased revenues from sales of properties and the related cost of sales. Income (loss) related to Real estate associated companies for the second quarter and first half of 2020, includes a non-cash charge of $6.9 million to fully write off HomeFed's interest in the Brooklyn Renaissance Plaza hotel related to the significant impact of COVID-19 during the second quarter of 2020. Income (loss) related to real estate associated companies for the first half of 2020, also includes a non-cash charge of $55.6 million to fully write off the value of HomeFed's RedSky JZ Fulton Investors joint venture investment due to the softening of the Brooklyn real estate market.

Other

Other revenues reflect realized and unrealized gains (losses) on financial instruments owned, which are held at fair value, of $27.8 million and $(71.3) million for the second quarter of 2021 and 2020, respectively, and $131.3 million and $(30.3) million for the first half of 2021 and 2020, respectively. The gains (losses) on financial instruments owned include mark-to-market changes in the value of our investments in public companies of $7.8 million and $(16.1) million for the second quarter of 2021 and 2020, respectively, and $91.6 million and $(39.6) million for the first half of 2021 and 2020, respectively. The first half of 2020, also includes a gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in our portfolio investments.

Corporate

A summary of results of operations for Corporate is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Net revenues	$724	$1,525	$1,314	$11,317

Expenses:
Compensation and benefits	7,035	6,171	22,569	16,029
Depreciation and amortization	878	874	1,742	1,762
Selling, general and other expenses	4,910	7,334	9,579	14,134
Total expenses	12,823	14,379	33,890	31,925
Loss before income taxes	$(12,099)	$(12,854)	$(32,576)	$(20,608)

Corporate expenses include share-based compensation expense of $3.0 million and $3.9 million for the second quarter of 2021 and 2020, respectively, and $12.0 million and $7.3 million for the first half of 2021 and 2020, respectively. Share-based compensation expense is higher in the first half of 2021 as it reflects $7.0 million related to the full current fair value of certain share-based grants made during this period, which were fully vested upon grant.

Parent Company Interest

Parent company interest expense totaled $13.8 million and $12.9 million for the second quarter of 2021 and 2020, respectively, and $27.7 million and $25.7 million for the first half of 2021 and 2020, respectively. We capitalize interest on qualifying HomeFed real estate assets. Parent company interest capitalized was $1.0 million and $1.9 million during the second quarter of 2021 and 2020, respectively, and $1.9 million and $3.9 million during the first half of 2021 and 2020, respectively.

Income Taxes

Our provisions for income taxes were $120.8 million and $339.1 million, respectively, for the second quarter and first half of 2021, representing an effective tax rate of 25.5% and 26.6%, respectively. Our provisions for income taxes were $32.0 million and $77.7 million, respectively, for the second quarter and first half of 2020, representing an effective tax rate of 42.3% and 33.3%, respectively. The decrease in the effective tax rates for the second quarter and first half of 2021, as compared to the second quarter and first half of 2020, is primarily due to our substantially higher earnings before income taxes minimizing the impact of nondeductible expenses.

Selected Statement of Financial Condition Data

The tables below reconcile the balance sheet for each of our segments to our consolidated balance sheet (in thousands):

	May 31, 2021
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$6,211,170	$10,187	$212,903	$2,008,946	$—	$8,443,206
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	901,381	—	—	—	—	901,381
Financial instruments owned, at fair value	17,369,745	2,155,636	412,449	—	—	19,937,830
Loans to and investments in associated companies	1,094,769	148,829	484,517	—	—	1,728,115
Securities borrowed	6,720,683	—	—	—	—	6,720,683
Securities purchased under agreements to resell	6,877,107	40,118	—	—	—	6,917,225
Receivables	7,065,093	245,710	821,089	51	—	8,131,943
Property, equipment and leasehold improvements, net	858,193	6,636	28,598	9,583	—	903,010
Intangible assets, net and goodwill	1,721,568	143,320	47,592	—	—	1,912,480
Other assets	904,273	20,518	1,323,684	415,360	(280,739)	2,383,096
Total assets	49,723,982	2,770,954	3,330,832	2,433,940	(280,739)	57,978,969

Liabilities
Long-term debt (1) (2)	6,426,329	965,967	437,540	993,409	—	8,823,245
Other liabilities	37,227,645	878,542	846,996	228,405	(280,739)	38,900,849
Total liabilities	43,653,974	1,844,509	1,284,536	1,221,814	(280,739)	47,724,094

Redeemable noncontrolling interests	—	—	34,511	—	—	34,511
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	725	5,427	16,578	—	—	22,730
Total Jefferies Financial Group Inc. shareholders' equity	$6,069,283	$921,018	$1,995,207	$1,087,126	$—	$10,072,634

(1)    Jefferies Group long-term debt of $7.4 billion at May 31, 2021 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.
(2)    Long-term debt within Merchant Banking of $437.5 million at May 31, 2021, primarily includes $246.9 million for real estate businesses, $81.5 million for Vitesse Energy Finance and $109.2 million for Foursight Capital. At May 31, 2021, Vitesse Energy Finance had $82.0 million drawn out of the maximum $120.0 million borrowing base on its credit facility and Foursight Capital had $109.3 million drawn out of the maximum $175.0 million credit commitment on its credit facilities. See Note 11 in our consolidated financial statements for additional information.

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

The table below presents our capital by significant business and investment (in thousands):

	May 31, 2021	November 30, 2020

Jefferies Group	$6,740,807	$6,407,954

Assets held on behalf of Asset Management (excluding Jefferies Group)	249,494	234,049

Merchant Banking:
Oil and gas	493,820	526,642
Real estate	529,967	531,553
Linkem	170,265	198,991
FXCM	123,283	133,375
Idaho Timber	110,829	85,595
Investments in public companies	258,546	192,363
Other	308,497	271,890
Total Merchant Banking	1,995,207	1,940,409

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	1,087,126	821,481
Total Capital	$10,072,634	$9,403,893

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

•Merchant Banking:
◦Our oil and gas business primarily consists of Vitesse Energy Finance. Vitesse Energy Finance is our 97% owned consolidated subsidiary that acquires, invests and monetizes non-operated working interests and royalties predominantly in the Bakken Shale of the Williston Basin in North Dakota.
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
◦We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at May 31, 2021. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem deployed its first 5G towers in late 2020 and plans to rapidly increase its network coverage and service offerings over the coming years as it upgrades to 5G, adds subscribers and leverages its assets. Linkem is accounted for under the equity method.
◦Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2022 ($71.6 million principal outstanding at May 31, 2021), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity in FXCM. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.
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
Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time, total $2,206.2 million at May 31, 2021 and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in the Consolidated Statement of Financial Condition as cash and cash equivalents and financial instruments owned, at fair value. At May 31, 2021, $1,831.2 million of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.
During the first half of 2021, our parent company received cash distributions of $527.8 million from our subsidiary businesses, including $400.6 million from Jefferies Group. We also received $83.2 million from divestitures.
Our recurring cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, aggregate approximately $356.2 million on an annual basis. Dividends paid during the first half of 2021 of $99.5 million include quarterly dividends of $0.20 per share. In June 2021, our Board of Directors increased our quarterly cash dividend by 25% to $0.25 per share. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
For many years, we benefited from federal net operating loss carryovers ("NOLs") which substantially offset our federal cash tax requirements. As a result of full utilization of our federal NOLs and other tax attributes, we are incurring and paying federal taxes in 2021.

Our primary long-term parent company cash requirement is our $1.0 billion principal outstanding as of May 31, 2021 under our long-term debt, of which $750.0 million is due in 2023 and $250.0 million in 2043. As we generate excess liquidity, we evaluate the best use of the proceeds, which may include reductions to existing debt, share repurchases, special dividends, investments in our businesses, or any of a number of other options available to us.
Shares Outstanding

At November 30, 2020, we had approximately $57.2 million available for future share repurchases. In January 2021, the Board of Directors increased the share repurchase authorization by $192.8 million to $250.0 million and in March 2021, the Board of Directors increased the share repurchase authorization by $127.5 million to $250.0 million. During the first half of 2021, we purchased a total of 5,000,000 of our common shares for $127.5 million, or an average price per share of $25.51. At May 31, 2021, we had approximately $250.0 million available for future repurchases.
At May 31, 2021, we had outstanding 247,031,705 common shares, 20,952,000 share-based awards that do not require the holder to pay any exercise price and 5,156,000 stock options that require the holder to pay an average exercise price of $23.67 per share. The 20,952,000 share-based awards include the target number of shares under the senior executive award plan. Additionally, we have mandatorily redeemable convertible preferred shares that are currently convertible into 4,440,863 common shares, at an effective conversion price of $28.15 per share. At May 31, 2021, the maximum potential increase to common shares outstanding resulting from these outstanding awards and the preferred shares is 30,549,000 (potentially an aggregate of 277,580,705 outstanding common shares if all awards and preferred shares become outstanding common shares).

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

Liquidity reserve (in thousands):	May 31, 2021
Minimum reserve under liquidity target	$712,400
Actual liquidity	$2,206,242

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

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended May 31, 2021	Six Months Ended May 31, 2020

Cash, cash equivalents and restricted cash at beginning of period	$9,664,972	$8,480,435
Net cash provided by (used for) operating activities	(981,586)	160,960
Net cash used for investing activities	(128,812)	(163,418)
Net cash provided by (used for) financing activities	775,987	(969,420)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4,755	(13,547)
Cash, cash equivalents and restricted cash at end of period	$9,335,316	$7,495,010

During the first half of 2021, net cash used for operating activities primarily relates to funds used by Jefferies Group of $875.8 million.
During the first half of 2020, net cash provided by operating activities primarily relates to funds provided by Jefferies Group of $92.0 million. Net losses related to property and equipment, and other assets includes non-cash charges of $52.9 million to write down the value of certain of our investments during the first half of 2020.
During the first half of 2021, net cash used for investing activities principally reflects $1,988.2 million of loans to and investments in associated companies and $2,025.7 million of capital distributions and loan repayments from associated companies.
During the first half of 2020, net cash used for investing activities principally reflects $1,382.8 million of loans to and investments in associated companies and $120.7 million for acquisitions of property, equipment and leasehold improvements, and other assets, partially offset by $1,344.6 million of capital distributions and loan repayments from associated companies.
During the first half of 2021, net cash provided by financing activities primarily relates to funds provided by Jefferies Group of $954.8 million, including funds provided by the issuance of debt of $1,102.6 million and proceeds from other secured financings of $765.1 million, partially offset by funds used for the repayment of debt of $951.4 million. Additionally, funds provided by financing activities includes the issuance of debt of $173.7 million and proceeds from other secured financings of $77.1 million in our Merchant Banking segment. This was partially offset by funds used to repurchase common shares for treasury of $130.1 million, funds used for the repayment of debt of $202.0 million in our Merchant Banking segment and funds used to pay dividends of $99.5 million.
During the first half of 2020, net cash used for financing activities primarily relates to funds used to repurchase common shares for treasury of $495.3 million, funds used to pay dividends of $83.4 million and funds used by Jefferies Group of $450.2 million. This includes funds used for the repayment of debt of $1,762.4 million and payment of other secured financings of $369.7 million, partially offset by funds provided by the issuance of debt of $1,667.8 million. This was partially offset by proceeds from other secured financings of $44.5 million in our Merchant Banking segment.
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

At May 31, 2021, the Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 financial instruments owned, at fair value that are approximately 2% of total financial instruments owned, at fair value.

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

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Six Months Ended May 31, 2021	Year Ended November 30, 2020
Securities purchased under agreements to resell:
Period end	$6,917	$5,097
Month end average	9,190	8,040
Maximum month end	12,321	12,061

Securities sold under agreements to repurchase:
Period end	$7,079	$8,316
Month end average	12,142	13,501
Maximum month end	19,207	18,979

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
Contingency Funding Plan.  Jefferies Group's Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a market or our idiosyncratic liquidity stress event, including, but not limited to, the following:
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
To ensure that inventory does not need to be liquidated in the event of a funding stress, we seek to maintain surplus cash capital. Jefferies Group's total long-term capital of $13.4 billion at May 31, 2021 exceeded its cash capital requirements.
Modeled Liquidity Outflow. Jefferies Group's businesses are diverse, and liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity stress, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of Jefferies Group's policy to ensure it has sufficient funds to cover estimates of what may be needed in a liquidity stress, Jefferies Group holds more cash and unencumbered securities and has greater long-term debt balances than the businesses would otherwise require. As part of this estimation process, we calculate a Modeled Liquidity Outflow that could be experienced in a liquidity stress. Modeled Liquidity Outflow is based on a scenario that includes both a market-wide stress and firm-specific stress.
Based on the sources and uses of liquidity calculated under the Modeled Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At May 31, 2021, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Modeled Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm's business mix.
Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	May 31, 2021	Average Second Quarter 2021 (1)	November 30, 2020
Cash and cash equivalents:
Cash in banks	$2,108,019	$3,136,547	$1,979,058
Money market investments (2)	4,112,874	2,971,160	5,132,871
Total cash and cash equivalents	6,220,893	6,107,707	7,111,929

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,650,901	1,204,579	1,180,410
Other (4)	387,422	411,235	312,511
Total other sources	2,038,323	1,615,814	1,492,921
Total cash and cash equivalents and other liquidity sources	$8,259,216	$7,723,521	$8,604,850

(1)Average balances are calculated based on weekly balances.
(2)At May 31, 2021 and November 30, 2020, $4,098.0 million and $5,118.0 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million at both May 31, 2021 and November 30, 2020, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended May 31, 2021 was $2,955.0 million.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2021, repurchase financing can be readily obtained for approximately 70.8% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies Group's financial instruments owned by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	May 31, 2021		November 30, 2020
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$2,839,654	$444,428	$2,191,536	$238,129
Corporate debt securities	2,579,263	40,672	2,298,591	50,217
U.S. government, agency and municipal securities	4,000,885	400,906	3,336,361	110,586
Other sovereign obligations	2,236,240	1,263,841	2,518,928	1,101,272
Agency mortgage-backed securities (1)	1,952,468	—	1,652,743	—
Loans and other receivables	142,948	—	564,112	—
Total	$13,751,458	$2,149,847	$12,562,271	$1,500,204

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

In addition to being able to be readily financed at reasonable haircut levels, it is estimated that each of the individual securities within each asset class above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. There are no restrictions on the unencumbered liquid securities, nor have they been pledged as collateral.

Sources of Funding and Capital Resources

Jefferies Group's assets are funded by equity capital, senior debt, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables.

Secured Financing

Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short- and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. At May 31, 2021, approximately 64% of Jefferies Group's cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. During the first half of 2021, an average of approximately 72% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately nine months at May 31, 2021.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At May 31, 2021, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and floating rate puttable notes, totaled $475.8 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $825.2 million and $854.5 million for the second quarter and first half of 2021, respectively.
Jefferies Group's short-term borrowings include facilities that contain certain covenants that, among other things, require it to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of its subsidiaries that are borrowers. At May 31, 2021, Jefferies Group was in compliance with all covenants under these facilities. Jefferies Group's facilities, which are with various banks and are included within short-term borrowings, at May 31, 2021 were $413.0 million. Interest is based on a rate per annum at spreads over the Federal Funds Rate as defined in the credit agreements.

Jefferies Group's short-term borrowings at May 31, 2021 also include floating rate puttable notes of $6.8 million and other bank loans of $56.0 million.

In addition, a bank has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At May 31, 2021, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statements of Financial Condition. At May 31, 2021, the outstanding notes were $3.5 billion, bear interest at a spread over London Interbank Offered Rate ("LIBOR") and mature from June 2021 to April 2023.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at May 31, 2021 is $7.4 billion. Jefferies Group's unsecured long-term debt, which excludes its revolving credit facility and the secured bank loan, has a weighted average maturity of approximately 10.4 years.

During the six months ended May 31, 2021, Jefferies Group's long-term debt increased $496.6 million, primarily due to an increase of $375.0 million from its borrowings under Jefferies Group's Secured Credit Facility, approximately $59.5 million of structured notes issuances, net of retirements, a $59.0 million net increase due to Jefferies Group's Revolving Credit Facility and changes in instrument specific credit risk on its structured notes, partially offset by losses associated with interest rate swaps based on their designation as fair value hedges. At May 31, 2021, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at May 31, 2021 was $1,820.0 million.

During April 2021, Jefferies Group entered into a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks following the maturity of its previous revolving credit facility. At May 31, 2021, borrowings under the Jefferies Group Revolving Credit Facility amounted to $248.8 million. Interest is based on an adjusted LIBOR Rate, as defined in the credit agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at May 31, 2021, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and Jefferies Group expects to remain in compliance given its current liquidity and anticipated funding requirements given its business plan and profitability expectations.

During May 2021, Jefferies Group entered into a Secured Credit Facility agreement ("Jefferies Group Secured Credit Facility") with a bank under which it has borrowed $375.0 million at May 31, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Jefferies Group Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower's future indebtedness. At May 31, 2021, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Secured Credit Facility.

One of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At May 31, 2021, Jefferies Group was in compliance with all covenants under the Jefferies Group Loan and Security Agreement.

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2021, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $120.1 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Modeled Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer, Jefferies LLC, registered with the Securities and Exchange Commission ("SEC") and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at May 31, 2021 were $1,518.2 million and $1,394.5 million, respectively. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries of Jefferies Group are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom ("U.K."). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC registered swap dealers not subject to regulation by a banking regulator. These provisions will result in certain of Jefferies Group's entities becoming subject to regulatory capital requirements for the first time, namely Jefferies Financial Services, Inc., which registered as a swap dealer with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014. Compliance with these rules is required by October 6, 2021.

The regulatory capital requirements referred to above may restrict Jefferies Group's ability to withdraw capital from its regulated subsidiaries.

Some of our other consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the parent company.

Other Developments

The U.K. left the European Union on January 31, 2020 and the current transition period ended on December 31, 2020. On January 1, 2021, Jefferies Group's U.K. broker-dealer, Jefferies International Limited, was no longer able to provide services to European clients under the passport regime. Jefferies Group has taken steps to ensure its ability to provide services to its European clients without interruption by establishing a wholly-owned subsidiary in Germany ("Jefferies GmbH"), which is authorized and regulated in Germany by the Federal Financial Services Authority ("BaFin"). At January 1, 2021, all of Jefferies Group's European clients were migrated to Jefferies GmbH to conduct business across all of Jefferies Group's European investment banking, fixed income and equity platforms. There were no client disruptions or settlement issues experienced after this migration.

Central banks and regulators around the world have convened working groups to find, and implement the transition to, suitable replacements for IBORs. Jefferies Group has an active transition program that focuses on an orderly transition from IBORs to alternative reference rates, including internal operational readiness and risk management. Jefferies Group is identifying, assessing and monitoring risk associated with the expected discontinuation of IBORs, which includes taking steps to update operational processes and models and evaluating legacy contracts for any changes that may be required.

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
Excluding Jefferies Group, Financial instruments owned, at fair value include corporate equity securities with an aggregate fair value of $376.8 million at May 31, 2021. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $37.7 million.
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

Market risk is present in our market-making, proprietary trading, underwriting, and investing activities, including our investments in Asset Management separately managed accounts, and is principally managed by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are economically hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and the results of its trading businesses.

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
There was a modest decrease in average daily VaR to $15.77 million for the second quarter of 2021 from $16.02 million for the first quarter of 2021. The decrease was primarily driven by lower interest rate and credit spread VaR as the volatile period in 2020 driven by the impact of COVID-19 continued to drop from the one year look-back period. This decrease was partially offset by higher equity price VaR driven by longer beta positioning in our Asset Management business during the second quarter of 2021.

The following table illustrates each separate component of VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data (in millions):

Daily VaR (1) Value-at-Risk in Trading Portfolios
Risk Categories	VaR at May 31, 2021	Daily VaR for the Three Months Ended May 31, 2021			VaR at February 28, 2021	Daily VaR for the Three Months Ended February 28, 2021
		Average	High	Low		Average	High	Low

Interest Rates and Credit Spreads	$4.06	$5.08	$10.77	$3.21	$10.35	$8.58	$11.15	$5.83
Equity Prices	15.53	14.83	18.98	10.57	11.36	10.90	15.71	6.17
Currency Rates	0.06	0.14	0.31	0.06	0.31	0.19	0.31	0.11
Commodity Prices	0.43	0.55	0.77	0.37	0.72	0.42	0.75	0.16
Diversification Effect (2)	(3.60)	(4.83)	N/A	N/A	(6.61)	(4.07)	N/A	N/A

Firmwide	$16.48	$15.77	$20.30	$12.37	$16.13	$16.02	$22.91	$6.94

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the second quarter of 2021, results of the evaluation at the aggregate level demonstrated three days when the net trading loss exceeded the 95% one day VaR due to Jefferies Group's asset management and equity businesses.
The chart below reflects our daily VaR over the last four quarters. The increases from August 2020 through mid-January 2021 were driven by the high historical volatility observed throughout the initial period in 2020 driven by the impact of COVID-19. The lower trend from January 2021 to the end of February 2021 was driven by exposure reductions. Equity exposure increased at various points in the current year quarter, which was offset as the highly volatile period in 2020 driven by the impact of COVID-19 dropped out of the one year look-back period.

Daily Net Trading Revenue
There were 20 days with trading losses out of a total of 64 trading days in the second quarter of 2021. The loss days during the second quarter of 2021 were primarily driven by SPAC-related activity, certain block positions and certain funds in Jefferies Group's Asset Management business. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of Jefferies Group's trading activities for the second quarter of 2021 (in millions).
Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2021 (in thousands):

10% Sensitivity
Investment in funds (1)	$90,021
Private investments	14,249
Corporate debt securities in default	11,955
Trade claims	5,180
(1)    Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 3 in our consolidated financial statements.

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.7 million at May 31, 2021, which is included in Accumulated other comprehensive income (loss).
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
The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at May 31, 2021 and November 30, 2020 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020
AAA Range	$—	$—	$—	$1.1	$—	$0.1	$—	$1.2	$4,112.9	$5,132.9	$4,112.9	$5,134.1
AA Range	60.0	45.2	104.5	111.7	32.9	9.8	197.4	166.7	14.4	7.8	211.8	174.5
A Range	0.4	0.2	621.5	542.2	178.0	147.2	799.9	689.6	2,092.1	1,967.9	2,892.0	2,657.5
BBB Range	279.6	250.5	129.1	110.2	16.0	18.1	424.7	378.8	1.4	2.2	426.1	381.0
BB or Lower	50.0	50.0	7.2	8.3	134.3	201.6	191.5	259.9	0.1	0.1	191.6	260.0
Unrated	141.0	142.0	—	—	—	0.2	141.0	142.2	—	1.0	141.0	143.2
Total	$531.0	$487.9	$862.3	$773.5	$361.2	$377.0	$1,754.5	$1,638.4	$6,220.9	$7,111.9	$7,975.4	$8,750.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020
Asia/Latin America/Other	$15.0	$15.0	$93.5	$72.6	$8.6	$6.9	$117.1	$94.5	$266.6	$248.4	$383.7	$342.9
Europe	0.2	0.1	324.4	313.0	33.7	42.5	358.3	355.6	245.2	96.4	603.5	452.0
North America	515.8	472.8	444.4	387.9	318.9	327.6	1,279.1	1,188.3	5,709.1	6,767.1	6,988.2	7,955.4
Total	$531.0	$487.9	$862.3	$773.5	$361.2	$377.0	$1,754.5	$1,638.4	$6,220.9	$7,111.9	$7,975.4	$8,750.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020
Asset Managers	$—	$0.2	$—	$—	$—	$—	$—	$0.2	$4,112.9	$5,132.9	$4,112.9	$5,133.1
Banks, Broker-dealers	280.0	250.7	656.5	558.6	226.7	178.8	1,163.2	988.1	2,108.0	1,979.0	3,271.2	2,967.1
Corporates	150.0	132.7	—	—	128.7	183.9	278.7	316.6	—	—	278.7	316.6
As Agent Banks	—	—	184.1	190.0	—	—	184.1	190.0	—	—	184.1	190.0
Other	101.0	104.3	21.7	24.9	5.8	14.3	128.5	143.5	—	—	128.5	143.5
Total	$531.0	$487.9	$862.3	$773.5	$361.2	$377.0	$1,754.5	$1,638.4	$6,220.9	$7,111.9	$7,975.4	$8,750.3

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

The following tables reflect our top exposure to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure, as reflected in the Consolidated Statements of Financial Condition (in millions):

	May 31, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$484.1	$(246.1)	$(86.0)	$0.2	$68.4	$2.1	$194.5	$222.7	$417.2
Germany	493.3	(321.1)	122.0	—	61.0	13.5	42.5	368.7	411.2
Canada	148.7	(94.5)	1.1	—	48.0	142.5	6.8	245.8	252.6
Hong Kong	37.8	(16.3)	—	—	1.1	—	173.0	22.6	195.6
China	522.0	(339.9)	(27.2)	—	—	—	—	154.9	154.9
Ireland	140.6	(6.3)	(0.3)	—	—	—	—	134.0	134.0
Switzerland	135.1	(58.6)	2.3	—	33.0	7.6	1.8	119.4	121.2
Austria	171.3	(56.4)	—	—	—	—	—	114.9	114.9
Netherlands	393.9	(337.5)	—	—	4.1	0.3	0.1	60.8	60.9
Italy	1,009.6	(813.0)	(137.5)	—	—	0.1	0.7	59.2	59.9
Total	$3,536.4	$(2,289.7)	$(125.6)	$0.2	$215.6	$166.1	$419.4	$1,503.0	$1,922.4

	November 30, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Italy	$1,929.5	$(921.6)	$(618.9)	$—	$—	$0.1	$—	$389.1	$389.1
United Kingdom	464.0	(235.8)	(46.7)	0.1	67.4	5.2	64.8	254.2	319.0
France	357.3	(290.9)	48.3	—	140.8	24.3	—	279.8	279.8
Germany	470.7	(352.7)	40.2	—	63.1	11.3	26.7	232.6	259.3
Australia	32.7	(17.8)	173.9	—	24.9	—	12.8	213.7	226.5
Hong Kong	35.2	(11.8)	0.7	—	0.1	—	157.4	24.2	181.6
Canada	417.3	(326.8)	1.3	—	20.4	64.3	2.1	176.5	178.6
Austria	151.2	(73.6)	—	—	—	—	—	77.6	77.6
India	50.9	(6.7)	—	—	—	—	24.3	44.2	68.5
Switzerland	104.0	(72.2)	2.9	—	31.6	1.3	0.4	67.6	68.0
Total	$4,012.8	$(2,309.9)	$(398.3)	$0.1	$348.3	$106.5	$288.5	$1,759.5	$2,048.0

At May 31, 2021, we have no material exposure to countries where either sovereign or non-sovereign sectors pose potential default risk as the result of liquidity concerns.

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

Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees. We have adopted enhanced cleaning practices across our offices, have established protocols for office access, travel, meetings and entertainment to ensure the safety of our people and clients, and continue to work actively with our employees to navigate the changing environment. Our Business Continuity Plan is operating effectively across a largely remote working environment across all functions without any significant disruptions to our business or control processes. Additionally, we are working continuously with all of our critical vendors regarding their own pandemic responses to ensure there is minimal impact on our business operations.

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

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 31, 2021. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of May 31, 2021.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended May 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the second quarter of 2021 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2020 to March 31, 2021	—	$—	—	$250,000
April 1, 2021 to April 30, 2021	—	$—	—	$250,000
May 1, 2021 to May 31, 2021	—	$—	—	$250,000
Total	—		—

(1)In March 2021, the Board of Directors increased the share repurchase authorization by $127.5 million to $250.0 million. At May 31, 2021, $250.0 million remains available for future purchases.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended May 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: July 9, 2021	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)