Form 10-Q
period 2021-08-31
Jefferies Financial Group Inc.
filed 2021-10-08
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer's classes of common stock at September 30, 2021 was 245,561,148.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
August 31, 2021 and November 30, 2020
(Dollars in thousands, except par value)
(Unaudited)

	August 31, 2021	November 30, 2020
ASSETS
Cash and cash equivalents	$9,480,914	$9,055,148
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	514,519	604,321
Financial instruments owned, at fair value (including securities pledged of $12,447,226 and $13,065,585)	19,735,103	18,124,577
Loans to and investments in associated companies	1,744,965	1,686,563
Securities borrowed	6,212,491	6,934,762
Securities purchased under agreements to resell	8,011,550	5,096,769
Securities received as collateral, at fair value	9,853	7,517
Receivables	7,067,641	6,608,767
Property, equipment and leasehold improvements, net	914,537	897,204
Intangible assets, net and goodwill	1,905,163	1,913,467
Other assets	2,440,663	2,189,257
Total assets (1)	$58,037,399	$53,118,352

LIABILITIES
Short-term borrowings	$307,297	$764,715
Financial instruments sold, not yet purchased, at fair value	12,748,802	10,017,600
Securities loaned	1,764,488	1,810,748
Securities sold under agreements to repurchase	7,571,813	8,316,269
Other secured financings	4,341,348	3,288,384
Obligation to return securities received as collateral, at fair value	9,853	7,517
Lease liabilities	562,122	584,807
Payables, expense accruals and other liabilities	11,496,986	10,388,072
Long-term debt	8,670,728	8,352,039
Total liabilities (1)	47,473,437	43,530,151

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	38,249	24,676
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 245,557,193 and 249,750,542 shares issued and outstanding, after deducting 70,906,515 and 66,712,070 shares held in treasury	245,557	249,751
Additional paid-in capital	2,812,811	2,911,223
Accumulated other comprehensive income (loss)	(357,973)	(288,917)
Retained earnings	7,681,488	6,531,836
Total Jefferies Financial Group Inc. shareholders' equity	10,381,883	9,403,893
Noncontrolling interests	18,830	34,632
Total equity	10,400,713	9,438,525
Total	$58,037,399	$53,118,352
(1)    Total assets include assets related to variable interest entities of $836.8 million and $566.1 million at August 31, 2021 and November 30, 2020, respectively, and Total liabilities include liabilities related to variable interest entities of $4.34 billion and $3.29 billion at August 31, 2021 and November 30, 2020, respectively. See Note 7 for additional information related to variable interest entities.
See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended August 31, 2021 and 2020
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Revenues:
Commissions and other fees	$214,363	$204,032	$673,756	$626,434
Principal transactions	232,110	623,283	1,513,034	1,421,485
Investment banking	1,180,620	615,837	3,184,932	1,595,330
Interest income	220,278	219,843	691,223	782,941
Manufacturing revenues	118,918	119,751	440,857	282,737
Other	174,305	42,753	506,709	186,367
Total revenues	2,140,594	1,825,499	7,010,511	4,895,294
Interest expense of Jefferies Group	201,610	209,329	634,078	745,207
Net revenues	1,938,984	1,616,170	6,376,433	4,150,087

Expenses:
Compensation and benefits	802,243	760,837	2,806,028	2,029,497
Cost of sales	151,510	82,657	390,916	235,871
Floor brokerage and clearing fees	68,982	66,743	222,208	201,403
Interest expense	19,518	21,512	59,828	64,226
Depreciation and amortization	38,677	39,520	116,884	119,356
Selling, general and other expenses	277,262	237,712	890,759	784,668
Total expenses	1,358,192	1,208,981	4,486,623	3,435,021

Income before income taxes and income (loss) related to associated companies	580,792	407,189	1,889,810	715,066
Income (loss) related to associated companies	(27,176)	5,053	(61,270)	(69,523)
Income before income taxes	553,616	412,242	1,828,540	645,543
Income tax provision	145,700	107,403	484,756	185,138
Net income	407,916	304,839	1,343,784	460,405
Net loss attributable to the noncontrolling interests	1,324	324	2,736	5,033
Net loss attributable to the redeemable noncontrolling interests	68	650	1,071	1,130
Preferred stock dividends	(1,849)	(1,404)	(5,101)	(4,230)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$407,459	$304,409	$1,342,490	$462,338

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$1.54	$1.08	$5.05	$1.58

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$1.50	$1.07	$4.93	$1.57

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended August 31, 2021 and 2020
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Net income	$407,916	$304,839	$1,343,784	$460,405
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(16), $(7), $(43) and $141	(49)	(22)	(136)	411
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(16), $(7), $(43) and $141	(49)	(22)	(136)	411

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(2,942), $24,621, $1,659 and $13,636	(9,203)	70,758	5,273	35,815
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(2,942), $24,621, $1,659 and $13,636	(9,203)	70,758	5,273	35,815

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $4,352, $(45,669), $(24,157) and $13,437	13,501	(133,915)	(74,661)	39,373
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $(321), $(224), $599 and $306	998	656	(1,861)	(898)
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $4,673, $(45,445), $(24,756) and $13,131	14,499	(133,259)	(76,522)	38,475

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(270), $(220), $(795) and $(658)	778	644	2,329	1,931
Net change in pension liability, net of income tax provision (benefit) of $270, $220, $795 and $658	778	644	2,329	1,931

Other comprehensive income (loss), net of income taxes	6,025	(61,879)	(69,056)	76,632

Comprehensive income	413,941	242,960	1,274,728	537,037
Comprehensive loss attributable to the noncontrolling interests	1,324	324	2,736	5,033
Comprehensive loss attributable to the redeemable noncontrolling interests	68	650	1,071	1,130
Preferred stock dividends	(1,849)	(1,404)	(5,101)	(4,230)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$413,484	$242,530	$1,273,434	$538,970

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended August 31, 2021 and 2020
(In thousands)
(Unaudited)

	For the Nine Months Ended
	August 31, 2021	August 31, 2020

Net cash flows from operating activities:
Net income	$1,343,784	$460,405
Adjustments to reconcile net income to net cash provided by operations:
Deferred income tax provision (benefit)	(32,865)	106,501
Depreciation and amortization of real estate, property, equipment and leasehold improvements	108,522	109,877
Other amortization	17,435	7,942
Share-based compensation	71,219	29,554
Provision for doubtful accounts	48,091	32,344
(Income) loss related to associated companies	(125,962)	91,805
Distributions from associated companies	49,068	54,916
Net losses related to property and equipment, and other assets	10,059	59,125
Net change in:
Securities deposited with clearing and depository organizations	34,237	(20,955)
Financial instruments owned, at fair value	(1,603,274)	(1,038,140)
Securities borrowed	724,187	382,907
Securities purchased under agreements to resell	(2,911,738)	(979,989)
Receivables from brokers, dealers and clearing organizations	264,375	261,569
Receivables from customers of securities operations	(581,647)	524,860
Other receivables	(107,228)	(42,659)
Other assets	(86,865)	(153,557)
Financial instruments sold, not yet purchased, at fair value	2,724,767	366,737
Securities loaned	(48,397)	387,692
Securities sold under agreements to repurchase	(748,003)	(260,144)
Payables to brokers, dealers and clearing organizations	708,810	(81,905)
Payables to customers of securities operations	39,890	128,167
Lease liabilities	(46,991)	(42,920)
Trade payables, expense accruals and other liabilities	302,689	651,918
Other	(67,618)	271,808
Net cash provided by operating activities	86,545	1,307,858

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(115,998)	(146,416)
Advances on notes, loans and other receivables	(454,916)	(601,068)
Collections on notes, loans and other receivables	294,675	546,676
Loans to and investments in associated companies	(2,291,788)	(1,390,779)
Capital distributions and loan repayments from associated companies	2,308,786	1,372,779
Other	2,575	30,404
Net cash used for investing activities	$(256,666)	$(188,404)
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the nine months ended August 31, 2021 and 2020
(In thousands)
(Unaudited)

	For the Nine Months Ended
	August 31, 2021	August 31, 2020

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$1,465,707	$2,362,574
Repayment of debt	(1,580,894)	(2,121,748)
Net change in other secured financings	1,051,357	303,893
Net change in bank overdrafts	(6,350)	(37,758)
Distributions to noncontrolling interests	(15,997)	(1,719)
Contributions from noncontrolling interests	3,590	18,558
Purchase of common shares for treasury	(181,866)	(623,469)
Dividends paid	(161,330)	(122,871)
Other	1,631	821
Net cash provided by (used for) financing activities	575,848	(221,719)

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,704	19,723

Net increase in cash, cash equivalents and restricted cash	407,431	917,458

Cash, cash equivalents and restricted cash at beginning of period	9,664,972	8,480,435
Cash, cash equivalents and restricted cash at end of period	$10,072,403	$9,397,893

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	August 31, 2021	August 31, 2020

Cash and cash equivalents	$9,480,914	$8,426,832
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	514,519	930,174
Other assets	76,970	40,887
Total cash, cash equivalents and restricted cash	$10,072,403	$9,397,893

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended August 31, 2021 and 2020
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, June 1, 2021	$247,032	$2,849,487	$(363,998)	$7,340,113	$10,072,634	$22,730	$10,095,364
Net income attributable to Jefferies Financial Group Inc. common shareholders				407,459	407,459		407,459
Net loss attributable to the noncontrolling interests					—	(1,324)	(1,324)
Other comprehensive income, net of income taxes			6,025		6,025		6,025
Contributions from noncontrolling interests					—	156	156
Distributions to noncontrolling interests					—	(2,731)	(2,731)
Share-based compensation expense		6,962			6,962		6,962
Change in fair value of redeemable noncontrolling interests		1,908			1,908		1,908
Purchase of common shares for treasury	(1,500)	(50,269)			(51,769)		(51,769)
Dividends ($0.25 per common share)				(66,084)	(66,084)		(66,084)
Other	25	4,723			4,748	(1)	4,747
Balance, August 31, 2021	$245,557	$2,812,811	$(357,973)	$7,681,488	$10,381,883	$18,830	$10,400,713

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, June 1, 2020	$267,111	$3,191,893	$(134,528)	$6,002,078	$9,326,554	$34,559	$9,361,113
Net income attributable to Jefferies Financial Group Inc. common shareholders				304,409	304,409		304,409
Net loss attributable to the noncontrolling interests					—	(324)	(324)
Other comprehensive loss, net of income taxes			(61,879)		(61,879)		(61,879)
Contributions from noncontrolling interests					—	1,054	1,054
Distributions to noncontrolling interests					—	(1,503)	(1,503)
Share-based compensation expense		8,870			8,870		8,870
Purchase of common shares for treasury	(7,888)	(120,329)			(128,217)		(128,217)
Dividends ($0.15 per common share)				(41,798)	(41,798)		(41,798)
Other	23	2,703			2,726	—	2,726
Balance, August 31, 2020	$259,246	$3,083,137	$(196,407)	$6,264,689	$9,410,665	$33,786	$9,444,451

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine months ended August 31, 2021 and 2020
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2020	$249,751	$2,911,223	$(288,917)	$6,531,836	$9,403,893	$34,632	$9,438,525
Cumulative effect of the adoption of accounting standards				(19,915)	(19,915)		(19,915)
Balance, December 1, 2020, as adjusted	249,751	2,911,223	(288,917)	6,511,921	9,383,978	34,632	9,418,610
Net income attributable to Jefferies Financial Group Inc. common shareholders				1,342,490	1,342,490		1,342,490
Net loss attributable to the noncontrolling interests					—	(2,736)	(2,736)
Other comprehensive loss, net of income taxes			(69,056)		(69,056)		(69,056)
Contributions from noncontrolling interests					—	3,590	3,590
Distributions to noncontrolling interests					—	(15,997)	(15,997)
Share-based compensation expense		71,219			71,219		71,219
Change in fair value of redeemable noncontrolling interests		(8,865)			(8,865)		(8,865)
Purchase of common shares for treasury	(6,603)	(175,263)			(181,866)		(181,866)
Dividends ($0.65 per common share)				(172,923)	(172,923)		(172,923)
Other	2,409	14,497			16,906	(659)	16,247
Balance, August 31, 2021	$245,557	$2,812,811	$(357,973)	$7,681,488	$10,381,883	$18,830	$10,400,713

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2019	$291,644	$3,627,711	$(273,039)	$5,933,389	$9,579,705	$21,979	$9,601,684
Net income attributable to Jefferies Financial Group Inc. common shareholders				462,338	462,338		462,338
Net loss attributable to the noncontrolling interests					—	(5,033)	(5,033)
Other comprehensive income, net of income taxes			76,632		76,632		76,632
Contributions from noncontrolling interests					—	18,558	18,558
Distributions to noncontrolling interests					—	(1,719)	(1,719)
Share-based compensation expense		29,554			29,554		29,554
Change in fair value of redeemable noncontrolling interests		3,875			3,875		3,875
Purchase of common shares for treasury	(32,756)	(589,499)			(622,255)		(622,255)
Dividends ($0.45 per common share)				(131,038)	(131,038)		(131,038)
Other	358	11,496			11,854	1	11,855
Balance, August 31, 2020	$259,246	$3,083,137	$(196,407)	$6,264,689	$9,410,665	$33,786	$9,444,451

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

Merchant Banking is where we own a portfolio of legacy businesses and investments, including Linkem (fixed wireless broadband services in Italy); Vitesse Energy, LLC ("Vitesse Energy Finance") (oil and gas production and development); real estate, primarily HomeFed LLC ("HomeFed"); Idaho Timber (manufacturing); and FXCM Group, LLC ("FXCM") (provider of online foreign exchange trading services).

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

During the nine months ended August 31, 2021, other than the following, there were no significant changes made to the Company's significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board ("FASB") guidance on credit losses on financial instruments (the "new credit loss standard") on December 1, 2020. The credit loss policy updates were applied using a modified retrospective approach, through a cumulative-effect adjustment to retained earnings upon adoption. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

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

Receivables

At August 31, 2021 and November 30, 2020, Receivables include receivables from brokers, dealers and clearing organizations of $3.86 billion and $4.16 billion, respectively, and receivables from customers of securities operations of $1.87 billion and $1.29 billion, respectively.

Our subsidiary, Foursight Capital, had automobile loan receivables of $785.8 million and $694.2 million at August 31, 2021 and November 30, 2020, respectively. Of these amounts, $761.8 million and $532.4 million at August 31, 2021 and November 30, 2020, respectively, were in securitized vehicles. See Notes 6 and 7 for additional information on Foursight Capital's securitization activities. Based primarily on credit scores, Foursight Capital classifies its finance receivables held for investment as prime, near-prime and sub-prime based on the perceived credit risk at origination and generally considers prime receivables as those with a credit score of 680 and above, near-prime with scores between 620 and 679 and sub-prime with scores below 620. The credit quality classification at both August 31, 2021 and November 30, 2020 was approximately 14% prime, 54% near-prime and 32% sub-prime.

A rollforward of the allowance for credit losses related to receivables for the three and nine months ended August 31, 2021 and 2020 is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Beginning balance	$79,254	$38,806	$53,926	$34,018
Adjustment for change in accounting principle for current expected credit losses	—	—	26,519	—
Provision for doubtful accounts (1)	(848)	9,365	48,091	32,344
Charge-offs, net of recoveries (1)	(1,777)	(3,349)	(51,907)	(21,540)
Ending balance	$76,629	$44,822	$76,629	$44,822

(1) The nine months ended August 31, 2021 includes a $39.0 million bad debt expense related to our prime brokerage business, recorded during the second quarter.

Other Investments

At August 31, 2021 and November 30, 2020, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $47.7 million and $90.2 million, respectively. Impairments recognized on these investments were $0.3 million and $20.9 million during the three and nine months ended August 31, 2020, respectively. There were no impairments on these investments during the three and nine months ended August 31, 2021.

Capitalization of Interest

We capitalize interest on qualifying HomeFed real estate assets. Capitalized interest of $2.2 million and $1.6 million during the three months ended August 31, 2021 and 2020, respectively, and $6.4 million and $6.4 million during the nine months ended August 31, 2021 and 2020, respectively, was allocated among all of HomeFed's projects that are currently under development.

Payables, expense accruals and other liabilities

At August 31, 2021 and November 30, 2020, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $4.04 billion and $3.33 billion, respectively, and payables to customers of securities operations of $4.29 billion and $4.25 billion, respectively.

Supplemental Cash Flow Information

	For the Nine Months Ended
	August 31, 2021	August 31, 2020
	(In thousands)
Cash paid during the year for:
Interest	$737,935	$880,853
Income tax payments (refunds), net	$516,714	$(13,514)

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

Note 3.  Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $1.02 billion and $965.4 million at August 31, 2021 and November 30, 2020, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2021
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,947,163	$227,455	$131,741	$—	$3,306,359
Corporate debt securities	—	3,251,540	8,156	—	3,259,696
Collateralized debt obligations and collateralized loan obligations	—	240,315	52,561	—	292,876
U.S. government and federal agency securities	4,506,638	109,919	—	—	4,616,557
Municipal securities	—	431,909	—	—	431,909
Sovereign obligations	1,211,554	963,804	—	—	2,175,358
Residential mortgage-backed securities	—	391,189	1,436	—	392,625
Commercial mortgage-backed securities	—	388,073	2,680	—	390,753
Other asset-backed securities	—	246,507	77,433	—	323,940
Loans and other receivables	—	2,725,398	150,971	—	2,876,369
Derivatives	3,028	2,373,650	22,284	(1,981,853)	417,109
Investments at fair value	—	6,313	165,333	—	171,646
FXCM term loan	—	—	58,465	—	58,465
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$8,668,383	$11,356,072	$671,060	$(1,981,853)	$18,713,662

Loans to and investments in associated companies	$—	$—	$36,584	$—	$36,584
Securities received as collateral, at fair value	$9,853	$—	$—	$—	$9,853

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,014,034	$12,131	$4,387	$—	$2,030,552
Corporate debt securities	—	1,890,158	528	—	1,890,686
U.S. government and federal agency securities	3,713,613	—	—	—	3,713,613
Sovereign obligations	1,165,251	805,760	—	—	1,971,011
Commercial mortgage-backed securities	—	—	140	—	140
Loans	—	2,185,793	25,212	—	2,211,005
Derivatives	1,995	3,083,778	189,346	(2,343,324)	931,795
Total financial instruments sold, not yet purchased, at fair value	$6,894,893	$7,977,620	$219,613	$(2,343,324)	$12,748,802

Other secured financings	$—	$—	$2,493	$—	$2,493
Long-term debt	$—	$1,005,033	$785,612	$—	$1,790,645
Obligation to return securities received as collateral, at fair value	$9,853	$—	$—	$—	$9,853

	November 30, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,475,887	$58,159	$75,904	$—	$2,609,950
Corporate debt securities	—	2,954,236	23,146	—	2,977,382
Collateralized debt obligations and collateralized loan obligations	—	64,155	17,972	—	82,127
U.S. government and federal agency securities	2,840,025	91,653	—	—	2,931,678
Municipal securities	—	453,881	—	—	453,881
Sovereign obligations	1,962,346	591,342	—	—	2,553,688
Residential mortgage-backed securities	—	1,100,849	21,826	—	1,122,675
Commercial mortgage-backed securities	—	736,291	2,003	—	738,294
Other asset-backed securities	—	103,611	79,995	—	183,606
Loans and other receivables	—	2,610,746	134,636	—	2,745,382
Derivatives	1,523	2,013,942	21,678	(1,556,136)	481,007
Investments at fair value	—	6,122	213,946	—	220,068
FXCM term loan	—	—	59,455	—	59,455
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$7,279,781	$10,784,987	$650,561	$(1,556,136)	$17,159,193

Loans to and investments in associated companies	$—	$8,603	$40,185	$—	$48,788
Securities received as collateral, at fair value	$7,517	$—	$—	$—	$7,517

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,046,441	$9,046	$4,434	$—	$2,059,921
Corporate debt securities	—	1,237,631	141	—	1,237,772
U.S. government and federal agency securities	2,609,660	—	—	—	2,609,660
Sovereign obligations	1,050,771	624,740	—	—	1,675,511
Residential mortgage-backed securities	—	477	—	—	477
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,776,446	16,635	—	1,793,081
Derivatives	551	2,391,556	47,695	(1,798,659)	641,143
Total financial instruments sold, not yet purchased, at fair value	$5,707,423	$6,039,896	$68,940	$(1,798,659)	$10,017,600

Short-term borrowings	$—	$5,067	$—	$—	$5,067
Other secured financings	$—	$—	$1,543	$—	$1,543
Long-term debt	$—	$1,036,217	$676,028	$—	$1,712,245
Obligation to return securities received as collateral, at fair value	$7,517	$—	$—	$—	$7,517

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
August 31, 2021
Equity Long/Short Hedge Funds (2)	$462,600	$—
Equity Funds (3)	40,651	17,961
Commodity Funds (4)	23,540	—
Multi-asset Funds (5)	398,962	—
Other Funds (6)	95,688	6,090
Total	$1,021,441	$24,051

November 30, 2020
Equity Long/Short Hedge Funds (2)	$328,096	$—
Equity Funds (3)	33,221	12,408
Commodity Funds (4)	17,747	—
Multi-asset Funds (5)	561,236	—
Other Funds (6)	25,084	5,000
Total	$965,384	$17,408

(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At August 31, 2021 and November 30, 2020, approximately 72% and 94%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before December 31, 2021. At August 31, 2021 approximately 22% of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023. At both August 31, 2021 and November 30, 2020, approximately 6% of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are primarily expected to be liquidated in approximately one to nine years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At August 31, 2021 and November 30, 2020, investments representing approximately 79% and 57%, respectively, of the fair value of investments in this category are redeemable monthly with 60 days prior written notice.
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

Investment in FXCM
Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2022 ($71.6 million principal outstanding at August 31, 2021), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Securities Received as Collateral and Obligations to Return Securities Received as Collateral

In connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral. Valuation is based on the price of the underlying security and is categorized within the corresponding leveling guidance above. These financial instruments are typically categorized within Level 1 of the fair value hierarchy.

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

Due to a decline in oil and gas prices during the second quarter of 2020, Vitesse Energy Finance performed impairment analyses on its proven oil and gas properties in the Denver-Julesburg Basin ("DJ Basin") of Wyoming and Colorado and the Williston Basin in North Dakota and Montana. Vitesse Energy Finance first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of May 31, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the oil and gas properties. No impairment of the Williston Basin assets was necessary as the undiscounted future net cash flows significantly exceeded the carrying value of these assets. As undiscounted future net cash flows were lower than the carrying value of the DJ Basin properties, Vitesse Energy Finance then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, Vitesse Energy Finance used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of Vitesse Energy Finance's proven oil and gas properties in the DJ Basin totaled $26.8 million, which was $13.2 million lower than the carrying value as of the end of the second quarter of 2020. As a result, an impairment charge of $13.2 million was recorded in Selling, general and other expenses during the nine months ended August 31, 2020.

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

Level 3 Rollforwards

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2021 (in thousands):

	Balance, May 31, 2021	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2021	Changes in unrealized gains/losses included in earnings relating to instruments still held at August 31, 2021 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$86,451	$36,643	$208	$(1,488)	$(16)	$—	$9,943	$131,741	$37,731
Corporate debt securities	7,985	405	14,898	(17,317)	(20)	—	2,205	8,156	192
CDOs and CLOs	26,561	2,539	50,199	(33,234)	(1,518)	—	8,014	52,561	(730)
Residential mortgage-backed securities	6,033	(42)	—	(417)	(61)	—	(4,077)	1,436	(14)
Commercial mortgage-backed securities	1,176	(103)	1,607	—	—	—	—	2,680	1,530
Other asset-backed securities	70,555	30	18,611	(274)	(14,426)	—	2,937	77,433	(3,145)
Loans and other receivables	190,412	(5,689)	14,796	(29,557)	(10,873)	—	(8,118)	150,971	(4,409)
Investments at fair value	230,834	3,662	1,185	(1)	(382)	—	(69,965)	165,333	3,661
FXCM term loan	59,155	(690)	—	—	—	—	—	58,465	(690)
Loans to and investments in associated companies	37,287	(703)	—	—	—	—	—	36,584	(703)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,462	$(75)	$—	$—	$—	$—	$—	$4,387	$75
Corporate debt securities	927	(7)	—	—	—	—	(392)	528	7
Commercial mortgage-backed securities	35	—	—	105	—	—	—	140	—
Loans	20,389	(8)	(3,118)	1,710	—	—	6,239	25,212	6
Net derivatives (2)	227,058	20,869	(1,868)	—	665	—	(79,662)	167,062	(22,433)
Other secured financings	2,493	—	—	—	—	—	—	2,493	—
Long-term debt (1)	795,098	(17,106)	—	—	—	22,330	(14,710)	785,612	13,204

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes within long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at August 31, 2021 were gains of $3.9 million during the three months ended August 31, 2021.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended August 31, 2021

During the three months ended August 31, 2021, transfers of assets of $37.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Other asset-backed securities of $13.7 million, loans and other receivables of $13.4 million, CDOs and CLOs of $8.0 million and corporate debt securities of $2.5 million due to reduced pricing transparency.

During the three months ended August 31, 2021, transfers of assets of $97.0 million from Level 3 to Level 2 or Level 1 are primarily attributed to:
•Investments at fair value of $60.4 million, loans and other receivables of $21.5 million, other asset-backed securities of $10.7 million and residential mortgage-backed securities of $4.1 million due to greater pricing transparency supporting classification into Level 2 or Level 1.

During the three months ended August 31, 2021, transfers of liabilities of $51.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $32.9 million, loans of $9.7 million and structured notes within long-term debt of $9.2 million due to reduced pricing and market transparency.
During the three months ended August 31, 2021, transfers of liabilities of $140.3 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $112.5 million and structured notes within long-term debt of $23.9 million due to greater pricing transparency.

Net gains on Level 3 assets were $36.1 million and net losses on Level 3 liabilities were $3.7 million for the three months ended August 31, 2021. Net gains on Level 3 assets were primarily due to increased market values across corporate equity securities, investments at fair value and CDOs and CLOs, partially offset by decreased market values of loans and other receivables. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives, partially offset by decreases in structured notes within long-term debt.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2020 (in thousands):

	Balance, May 31, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2020	Changes in unrealized gains/ losses included in earnings relating to instruments still held at August 31, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$76,140	$(597)	$779	$—	$—	$—	$1,619	$77,941	$(597)
Corporate debt securities	25,178	(889)	4	(394)	—	—	(630)	23,269	(881)
CDOs and CLOs	31,551	3,813	39	(7,539)	(2,318)	—	10,576	36,122	159
Residential mortgage-backed securities	22,339	1,240	—	—	(774)	—	5,512	28,317	1,262
Commercial mortgage-backed securities	4,461	202	—	—	—	—	—	4,663	198
Other asset-backed securities	86,062	(1,585)	3,313	—	(7,442)	—	(17,011)	63,337	(5,101)
Loans and other receivables	121,129	13,109	18,492	(13,897)	(355)	—	24,463	162,941	13,440
Investments at fair value	154,238	24,179	7,183	—	(13,102)	—	—	172,498	23,030
FXCM term loan	53,765	2,777	—	—	—	—	—	56,542	2,777
Loans to and investments in associated companies	—	—	—	—	—	—	34,688	34,688	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,190	$(12)	$—	$—	$—	$—	$189	$4,367	$12
Corporate debt securities	163	(15)	—	—	—	—	—	148	15
Commercial mortgage-backed securities	140	—	(140)	35	—	—	—	35	—
Loans	10,674	6,636	(23,001)	3,558	—	—	48,727	46,594	(6,591)
Net derivatives (2)	45,131	(12,175)	(1,404)	13,089	(648)	—	(21,568)	22,425	12,007
Other secured financings	—	(617)	—	—	—	4,019	—	3,402	617
Long-term debt (1)	497,040	130,463	—	—	—	5,749	(2,992)	630,260	(42,163)

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

During the three months ended August 31, 2020, transfers of liabilities of $30.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $25.6 million and structured notes within long-term debt of $3.0 million due to greater pricing and market pricing transparency.

Net gains on Level 3 assets were $42.2 million and net losses on Level 3 liabilities were $124.3 million for the three months ended August 31, 2020. Net gains on Level 3 assets were primarily due to increased market values across investments at fair value, loans and other receivables, CDOs and CLOs and the FXCM term loan, partially offset by decreased market values across other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain structured notes within long-term debt, partially offset by decreased market values across derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2021 (in thousands):

	Balance, November 30, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2021	Changes in unrealized gains/losses included in earnings relating to instruments still held at August 31, 2021 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$75,904	$48,741	$7,900	$(37,794)	$(16)	$—	$37,006	$131,741	$37,146
Corporate debt securities	23,146	1,600	1,513	(3,721)	(128)	—	(14,254)	8,156	331
CDOs and CLOs	17,972	7,666	58,868	(37,277)	(2,201)	—	7,533	52,561	(4,716)
Residential mortgage-backed securities	21,826	(195)	157	(784)	(291)	—	(19,277)	1,436	(123)
Commercial mortgage-backed securities	2,003	134	2,590	(393)	(1,639)	—	(15)	2,680	741
Other asset-backed securities	79,995	4,770	38,785	(26,642)	(25,966)	—	6,491	77,433	(6,955)
Loans and other receivables	134,636	18,104	51,933	(55,693)	(10,509)	—	12,500	150,971	9,756
Investments at fair value	213,946	106,699	12,669	(47,245)	(8,955)	—	(111,781)	165,333	30,027
FXCM term loan	59,455	(990)	—	—	—	—	—	58,465	(990)
Loans to and investments in associated companies	40,185	(3,601)	—	—	—	—	—	36,584	(3,601)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,434	$(12)	$(22)	$—	$—	$—	$(13)	$4,387	$13
Corporate debt securities	141	375	—	12	—	—	—	528	(375)
Commercial mortgage-backed securities	35	—	(35)	140	—	—	—	140	—
Loans	16,635	1,308	(7,182)	14,083	—	—	368	25,212	(4,094)
Net derivatives (2)	26,017	33,173	(1,548)	49,871	768	—	58,781	167,062	(33,007)
Other secured financings	1,543	—	—	—	—	950	—	2,493	—
Long-term debt (1)	676,028	25,323	—	—	—	58,000	26,261	785,612	31,992

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes within long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at August 31, 2021 were losses of $57.3 million during the nine months ended August 31, 2021.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the nine months ended August 31, 2021

During the nine months ended August 31, 2021, transfers of assets of $50.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $17.4 million, other asset-backed securities of $12.5 million, corporate equity securities of $10.2 million and CDOs and CLOs of $7.6 million due to reduced pricing transparency.

During the nine months ended August 31, 2021, transfers of assets of $132.7 million from Level 3 to Level 2 or Level 1 are primarily attributed to:
•Investments at fair value of $84.5 million, residential mortgage-backed securities of $19.3 million, corporate debt securities of $17.5 million, other asset-backed securities of $6.0 million and loans and other receivables of $4.9 million due to greater pricing transparency supporting classification into Level 2 or Level 1.

During the nine months ended August 31, 2021, transfers of liabilities of $100.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $73.4 million and structured notes within long-term debt of $26.3 million due to reduced pricing and market transparency.

During the nine months ended August 31, 2021, transfers of liabilities of $14.6 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $14.6 million due to greater pricing transparency.

Net gains on Level 3 assets were $182.9 million and net losses on Level 3 liabilities were $60.2 million for the nine months ended August 31, 2021. Net gains on Level 3 assets were primarily due to increased market values across investments at fair value, corporate equity securities, loans and other receivables, CDOs and CLOs and other asset-backed securities, partially offset by decreases in loans to and investments in associated companies. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives and structured notes within long-term debt.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2020 (in thousands):

	Balance, November 30, 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2020	Changes in unrealized gains/ losses included in earnings relating to instruments still held at August 31, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$58,426	$(3,914)	$3,406	$(13,555)	$—	$—	$33,578	$77,941	$(775)
Corporate debt securities	7,490	(162)	285	(489)	(602)	—	16,747	23,269	(591)
CDOs and CLOs	28,788	(8,000)	10,883	(20,935)	(6,847)	—	32,233	36,122	(20,739)
Residential mortgage-backed securities	17,740	(1,347)	7,625	—	(496)	—	4,795	28,317	(1,811)
Commercial mortgage-backed securities	6,110	232	—	—	(1,785)	—	106	4,663	807
Other asset-backed securities	42,563	(3,495)	29,096	(664)	(22,125)	—	17,962	63,337	(13,012)
Loans and other receivables	114,080	966	309,982	(208,958)	(57,371)	—	4,242	162,941	1,291
Investments at fair value	205,412	(62,415)	42,771	(168)	(13,102)	—	—	172,498	(64,263)
FXCM term loan	59,120	(2,578)	—	—	—	—	—	56,542	(2,578)
Loans to and investments in associated companies	—	—	—	—	—	—	34,688	34,688	—
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,487	$258	$(567)	$—	$—	$—	$189	$4,367	$98
Corporate debt securities	340	(261)	(325)	394	—	—	—	148	20
Commercial mortgage-backed securities	35	—	(35)	35	—	—	—	35	—
Loans	9,463	2,986	(5,760)	38,531	—	—	1,374	46,594	(3,366)
Net derivatives (2)	77,168	(63,367)	(6,732)	26,656	(1,567)	—	(9,733)	22,425	60,257
Other secured financings	—	(617)	—	—	—	4,019	—	3,402	617
Long-term debt (1)	480,069	10,851	—	—	(2,000)	202,046	(60,706)	630,260	(28,153)

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

During the nine months ended August 31, 2020, transfers of liabilities of $106.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $60.7 million and net derivatives of $45.0 million due to greater market and pricing transparency.

Net losses on Level 3 assets were $80.7 million and net gains on Level 3 liabilities were $50.1 million for the nine months ended August 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across investments at fair value, CDOs and CLOs, corporate equity securities, other assets-backed securities and the FXCM term loan. Net gains on Level 3 liabilities were primarily due to decreased market values across derivatives, partially offset by increased valuations of certain structured notes within long-term.

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

August 31, 2021
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$130,796
Non-exchange-traded securities		Market approach	Price	$1	to	$366	$125
			EBITDA multiple	3.7			—
		Volatility benchmarking	Volatility	41%	to	52%	43%

Corporate debt securities	$8,156	Market approach	Price	$13	to	$73	$46
		Scenario analysis	Estimated recovery percentage	20%			—

CDOs and CLOs	$52,466	Discounted cash flows	Constant prepayment rate	2%	to	20%	19%
			Constant default rate	1%	to	2%	2%
			Loss severity	25%	to	60%	28%
			Discount rate/yield	7%	to	30%	15%
		Market approach	Price	$100	to	$104	$101
			Transaction level	€100			—

Commercial mortgage- backed securities	$2,680	Scenario analysis	Estimated recovery percentage	81%			—

Other asset-backed securities	$77,433	Discounted cash flows	Discount rate/yield	2%	to	15%	8%
			Cumulative loss rate	7%	to	80%	15%
			Duration (years)	0.7 years	to	2.4 years	1.4 years
		Market approach	Price	$60	to	$100	$90

Loans and other receivables	$149,748	Market approach	Price	$10	to	$100	$69
		Scenario analysis	Estimated recovery percentage	8%	to	100%	87%

Derivatives	$20,905
Equity Options		Volatility benchmarking	Volatility	36%	to	41%	40%
Interest rate swaps		Market approach	Basis points upfront	0.8	to	11.2	4.3

Investments at fair value	$131,925
Private equity securities		Market approach	Price	$1	to	$169	$37
			EBITDA multiple	19.1			—
			Revenue multiple	4.9	to	5.1	5.0
		Volatility benchmarking	Volatility	21%	to	26%	25%
		Scenario analysis	Estimated recovery percentage	9%			—
			Discount rate/yield	13%	to	21%	17%
			Revenue growth	0%			—

Investment in FXCM	$58,465
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.5 years	1.5 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$36,584	Market approach	Underlying stock price	$682			—
			Underlying stock price	€15	to	€18	€17
			Volatility	25%	to	61%	31%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,387	Market approach	Price	$1			—

Corporate debt securities	$528	Scenario analysis	Estimated recovery percentage	20%			—

Loans	$25,212	Market approach	Price	$31	to	$92	$62
		Scenario analysis	Estimated recovery percentage	50%			—

Derivatives	$189,346
Equity options		Volatility benchmarking	Volatility	26%	to	56%	43%
Interest rate swaps		Market approach	Basis points upfront	0.1	to	22.1	9.3

Other secured financings	$2,493	Scenario analysis	Estimated recovery percentage	19%	to	100%	59%

Long-term debt
Structured notes	$785,612	Market approach	Price	$82	to	$115	$103
			Price	€80	to	€112	€85

November 30, 2020
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average

Financial instruments owned, at fair value
Corporate equity securities	$75,409
Non-exchange-traded securities		Market approach	Price	$1	to	$213	$86
			EBITDA multiple	4.0	to	8.0	5.7

Corporate debt securities	$23,146	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	20%	to	44%	30%

CDOs and CLOs	$17,972	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	to	30%	26%
			Discount rate/yield	14%	to	28%	20%
		Scenario analysis	Estimated recovery percentage	2%	to	34%	23%

Residential mortgage- backed securities	$21,826	Discounted cash flows	Cumulative loss rate	2%	to	3%	3%
			Loss severity	35%	to	50%	36%
			Duration (years)	2.0 years	to	12.9 years	5.1 years
			Discount rate/yield	3%	to	12%	4%

Other asset-backed securities	$67,816	Discounted cash flows	Cumulative loss rate	1%	to	28%	11%
			Loss severity	50%	to	85%	54%
			Duration (years)	0.2 years	to	2.1 years	1.3 years
			Discount rate/yield	1%	to	16%	9%
		Market approach	Price	$100			—

Loans and other receivables	$76,049	Market approach	Price	$31	to	$100	$84
		Scenario analysis	Estimated recovery percentage	19%	to	100%	52%

Derivatives	$19,951
Equity options		Volatility benchmarking	Volatility	47%			—
Interest rate swaps		Market approach	Basis points upfront	1.2	to	8.0	4.8

Investments at fair value	$96,906
Private equity securities		Market approach	Price	$1	to	$169	$29
		Scenario analysis	Estimated recovery percentage	17%			—
			Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$59,455
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.2 years	1.2 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$40,185	Market approach	Underlying stock price	$778	to	$805	$792
			Underlying stock price	€15	to	€19	€16
			Volatility	25%	to	55%	30%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,434	Market approach	Price	$1			—

Corporate debt securities	$141	Scenario analysis	Estimated recovery percentage	20%			—

Loans	$16,635	Market approach	Price	$31	to	$99	$55

Derivatives	$46,971
Equity options		Volatility benchmarking	Volatility	33%	to	50%	42%
Interest rate swaps		Market approach	Basis points upfront	1.2	to	8.0	5.4

Other secured financings	$1,543	Scenario analysis	Estimated recovery percentage	19%	to	55%	45%

Long-term debt
Structured notes	$676,028	Market approach	Price	$100			—
			Price	€76	to	€113	€99

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2021 and November 30, 2020, asset exclusions consisted of $38.5 million and $192.0 million, respectively, primarily comprised of certain investments at fair value, CDOs and CLOs, other asset-backed securities, residential mortgage-backed securities, commercial mortgage-backed securities, certain derivatives, loans and other receivables and corporate equity securities. At August 31, 2021 and November 30, 2020, liability exclusions consisted of $0.1 million and $0.8 million, respectively, primarily comprised of certain derivatives and commercial mortgage-backed securities.
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•Non-exchange-traded securities, corporate equity securities, corporate debt securities, CDOs and CLOs, loans and other receivables, other asset-backed securities, private equity securities, certain derivatives, loans to and investments in associated companies and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate equity securities, CDOs and CLOs, corporate debt securities, other asset-backed securities, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the transaction level of CDOs and CLOs would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to non-exchange traded securities or private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the revenue multiple related to private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
•Loans and other receivables, corporate debt securities, commercial mortgage-backed securities, private equity securities, CDOs and CLOs and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.
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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on short-term borrowings and long-term debt measured at fair value under the fair value option (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Financial instruments owned, at fair value:
Loans and other receivables	$(7,273)	$1,704	$17,600	$(11,256)

Financial instruments sold, not yet purchased, at fair value:
Loans	$(574)	$367	$945	$(610)
Loan commitments	—	1,875	—	464

Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$(23)	$—	$(92)
Other changes in fair value (2)	—	(1,115)	—	(959)

Other secured financings:
Other changes in fair value (2)	$—	$617	$—	$617

Long-term debt:
Changes in instrument specific credit risk (1)	$20,478	$(177,801)	$(103,751)	$49,369
Other changes in fair value (2)	(26,093)	(9,943)	61,695	(78,567)

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

The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, long-term debt and short-term borrowings and other secured financings measured at fair value under the fair value option (in thousands):

	August 31, 2021	November 30, 2020
Financial instruments owned, at fair value:
Loans and other receivables (1)	$5,788,620	$1,662,647
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	123,430	287,889
Long-term debt and short-term borrowings	$(73,789)	$(42,819)
Other secured financings	$2,782	$2,782

(1)    Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.
(2)    Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $31.8 million and $30.0 million at August 31, 2021 and November 30, 2020, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $61.6 million and $69.7 million at August 31, 2021 and November 30, 2020, respectively, which includes loans and other receivables 90 days or greater past due of $16.4 million and $3.8 million at August 31, 2021 and November 30, 2020, respectively.

Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $0.0 million and $34.2 million at August 31, 2021 and November 30, 2020, respectively.

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
The following tables present the fair value and related number of derivative contracts at August 31, 2021 and November 30, 2020 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
August 31, 2021 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$44,100	1	$22,880	1
Foreign exchange contracts:
Bilateral OTC	11,180	5	—	—
Total derivatives designated as accounting hedges	55,280		22,880

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,484	39,884	1,587	44,836
Cleared OTC	50,449	4,101	82,597	4,407
Bilateral OTC	453,216	1,568	316,259	854
Foreign exchange contracts:
Exchange-traded	—	30	—	—
Bilateral OTC	662,479	16,373	668,138	16,294
Equity contracts:
Exchange-traded	742,689	1,259,059	789,866	1,212,193
Bilateral OTC	390,703	3,100	1,319,868	2,219
Commodity contracts:
Exchange-traded	553	2,077	370	1,679
Bilateral OTC	275	166	15,010	1,220
Credit contracts:
Cleared OTC	28,410	27	45,253	51
Bilateral OTC	12,424	19	13,291	16
Total derivatives not designated as accounting hedges	2,343,682		3,252,239

Total gross derivative assets/liabilities:
Exchange-traded	745,726		791,823
Cleared OTC	122,959		150,730
Bilateral OTC	1,530,277		2,332,566
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(742,450)		(742,450)
Cleared OTC	(122,587)		(141,384)
Bilateral OTC	(1,116,816)		(1,459,490)
Net amounts in the Consolidated Statement of Financial Condition (4)	$417,109		$931,795
(continued)

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2020 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$67,381	1	$6,891	1
Foreign exchange contracts:
Bilateral OTC	—	—	3,306	11
Total derivatives designated as accounting hedges	67,381		10,197

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,442	52,620	439	42,611
Cleared OTC	17,379	3,785	114,524	4,307
Bilateral OTC	626,210	1,493	317,534	466
Foreign exchange contracts:
Exchange-traded	—	—	—	180
Bilateral OTC	297,165	15,005	277,706	15,050
Equity contracts:
Exchange-traded	558,304	1,147,486	564,951	971,938
Bilateral OTC	429,304	2,374	1,125,944	2,421
Commodity contracts:
Exchange-traded	64	3,207	—	2,654
Bilateral OTC	13,190	1,556	—	—
Credit contracts:
Cleared OTC	24,696	39	26,298	31
Bilateral OTC	1,008	11	2,209	11
Total derivatives not designated as accounting hedges	1,969,762		2,429,605

Total gross derivative assets/liabilities:
Exchange-traded	560,810		565,390
Cleared OTC	109,456		147,713
Bilateral OTC	1,366,877		1,726,699
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(546,989)		(546,989)
Cleared OTC	(109,228)		(111,654)
Bilateral OTC	(899,919)		(1,140,016)
Net amounts in the Consolidated Statement of Financial Condition (4)	$481,007		$641,143
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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations related to fair value hedges (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Interest rate swaps	$17,665	$834	$(27,797)	$47,303
Long-term debt	(13,396)	1,634	38,630	(45,539)
Total	$4,269	$2,468	$10,833	$1,764

The following table provides information related to gains (losses) on net investment hedges recognized in Net unrealized foreign exchange gains (losses), a component of Accumulated other comprehensive income (loss), in the Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Foreign exchange contracts	$39,778	$(393)	$(23,628)	$(393)
Total	$39,778	$(393)	$(23,628)	$(393)

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Interest rate contracts	$(152)	$(35,462)	$(20,912)	$(40,630)
Foreign exchange contracts	(38,633)	4,418	32,439	2,534
Equity contracts	(198,979)	(32,782)	(291,991)	113,253
Commodity contracts	(3,958)	(18,716)	(29,027)	42,049
Credit contracts	(4,927)	(179)	(6,970)	14,205
Total	$(246,649)	$(82,721)	$(316,461)	$131,411

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at August 31, 2021 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$132	$143	$—	$—	$275
Equity options and forwards	61,205	36	20,728	(25,243)	56,726
Credit default swaps	—	1,028	389	—	1,417
Total return swaps	78,860	60,206	789	(7,489)	132,366
Foreign currency forwards, swaps and options	72,545	7,643	—	(8,809)	71,379
Fixed income forwards	26,952	—	—	—	26,952
Interest rate swaps, options and forwards	39,919	104,882	152,622	(33,967)	263,456
Total	$279,613	$173,938	$174,528	$(75,508)	552,571
Cross product counterparty netting					(29,988)
Total OTC derivative assets included in Financial instruments owned, at fair value					$522,583

(1)At August 31, 2021, we held net exchange-traded derivative assets and other credit agreements with a fair value of $16.2 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At August 31, 2021, cash collateral received was $121.7 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$12,799	$2,211	$—	$—	$15,010
Equity options and forwards	8,209	670,980	136,499	(25,243)	790,445
Credit default swaps	12	19,268	—	—	19,280
Total return swaps	61,866	270,869	—	(7,489)	325,246
Foreign currency forwards, swaps and options	67,044	7,113	—	(8,809)	65,348
Fixed income forwards	29,254	—	—	—	29,254
Interest rate swaps, options and forwards	25,013	46,642	112,617	(33,967)	150,305
Total	$204,197	$1,017,083	$249,116	$(75,508)	1,394,888
Cross product counterparty netting					(29,988)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased, at fair value					$1,364,900

(1)At August 31, 2021, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $50.0 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At August 31, 2021, cash collateral pledged was $483.1 million.
(3)Derivative fair values include counterparty netting within product category.
(4)    Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At August 31, 2021, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$130,680
BBB- to BBB+	13,552
BB+ or lower	165,863
Unrated	212,488
Total	$522,583

(1)    We utilize internal credit ratings determined by the Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
August 31, 2021
Credit protection sold:
Index credit default swaps	$265.0	$287.1	$—	$552.1
Single name credit default swaps	12.6	6.2	0.2	19.0

November 30, 2020
Credit protection sold:
Index credit default swaps	$62.0	$262.8	$—	$324.8
Single name credit default swaps	—	6.2	0.2	6.4

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

	August 31, 2021	November 30, 2020
Derivative instrument liabilities with credit-risk-related contingent features	$440.4	$284.6
Collateral posted	(216.2)	(129.8)
Collateral received	121.7	141.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	346.0	296.2

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

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
August 31, 2021
Corporate equity securities	$1,428,901	$207,370	$9,853	$1,646,124
Corporate debt securities	262,099	2,019,062	—	2,281,161
Mortgage-backed and asset-backed securities	—	1,035,695	—	1,035,695
U.S. government and federal agency securities	17,261	8,399,520	—	8,416,781
Municipal securities	—	170,540	—	170,540
Sovereign obligations	56,227	2,211,634	—	2,267,861
Loans and other receivables	—	1,607,536	—	1,607,536
Total	$1,764,488	$15,651,357	$9,853	$17,425,698

November 30, 2020
Corporate equity securities	$1,371,978	$157,912	$7,517	$1,537,407
Corporate debt securities	369,218	1,869,844	—	2,239,062
Mortgage-backed and asset-backed securities	—	1,547,140	—	1,547,140
U.S. government and federal agency securities	14,789	7,149,992	—	7,164,781
Municipal securities	—	278,470	—	278,470
Sovereign obligations	54,763	2,763,032	—	2,817,795
Loans and other receivables	—	1,392,883	—	1,392,883
Total	$1,810,748	$15,159,273	$7,517	$16,977,538

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
August 31, 2021
Securities lending arrangements	$693,448	$—	$446,696	$624,344	$1,764,488
Repurchase agreements	6,731,201	2,113,096	2,346,442	4,460,618	15,651,357
Obligation to return securities received as collateral, at fair value	9,853	—	—	—	9,853
Total	$7,434,502	$2,113,096	$2,793,138	$5,084,962	$17,425,698

November 30, 2020
Securities lending arrangements	$636,256	$59,735	$459,455	$655,302	$1,810,748
Repurchase agreements	5,510,476	1,747,526	5,019,885	2,881,386	15,159,273
Obligation to return securities received as collateral, at fair value	7,517	—	—	—	7,517
Total	$6,154,249	$1,807,261	$5,479,340	$3,536,688	$16,977,538

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2021 and November 30, 2020, the approximate fair value of securities received as collateral by us that may be sold or repledged was $31.60 billion and $25.85 billion, respectively. At August 31, 2021 and November 30, 2020, a substantial portion of the securities received have been sold or repledged.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at August 31, 2021
Securities borrowing arrangements	$6,212,491	$—	$6,212,491	$(263,043)	$(1,925,452)	$4,023,996
Reverse repurchase agreements	16,091,094	(8,079,544)	8,011,550	(310,547)	(7,669,325)	31,678
Securities received as collateral, at fair value	9,853	—	9,853	—	(9,853)	—

Liabilities at August 31, 2021
Securities lending arrangements	$1,764,488	$—	$1,764,488	$(263,043)	$(1,489,230)	$12,215
Repurchase agreements	15,651,357	(8,079,544)	7,571,813	(310,547)	(6,835,756)	425,510
Obligation to return securities received as collateral, at fair value	9,853	—	9,853	—	(9,853)	—

Assets at November 30, 2020
Securities borrowing arrangements	$6,934,762	$—	$6,934,762	$(395,342)	$(1,706,046)	$4,833,374
Reverse repurchase agreements	11,939,773	(6,843,004)	5,096,769	(412,327)	(4,578,560)	105,882
Securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517

Liabilities at November 30, 2020
Securities lending arrangements	$1,810,748	$—	$1,810,748	$(395,342)	$(1,397,550)	$17,856
Repurchase agreements	15,159,273	(6,843,004)	8,316,269	(412,327)	(7,122,422)	781,520
Obligation to return securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517

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
(3)At August 31, 2021, amounts include $3.93 billion of securities borrowing arrangements, for which we have received securities collateral of $3.79 billion, and $420.0 million of repurchase agreements, for which we have pledged securities collateral of $432.1 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2020, amounts include $4.76 billion of securities borrowing arrangements, for which we have received securities collateral of $4.62 billion, and $720.0 million of repurchase agreements, for which we have pledged securities collateral of $733.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $514.5 million and $604.3 million at August 31, 2021 and November 30, 2020, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Transferred assets	$2,608.1	$983.9	$9,338.1	$4,794.3
Proceeds on new securitizations	2,609.8	983.9	9,339.4	4,794.3
Cash flows received on retained interests	4.5	6.3	14.3	18.6

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2021 and November 30, 2020.

The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2021		November 30, 2020
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$382.5	$5.6	$562.5	$7.8
U.S. government agency commercial mortgage-backed securities	2,755.1	100.3	2,461.2	205.2
CLOs	3,826.5	58.7	3,345.5	39.5
Consumer and other loans	2,250.3	125.7	1,290.6	56.6
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

	August 31, 2021		November 30, 2020
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned, at fair value	—	37.6	—	5.2
Securities purchased under agreements to resell (2)	3,549.9	—	2,908.9	—
Receivables	708.1	13.1	510.6	12.9
Other assets (3)	113.9	—	46.4	0.1
Total assets	$4,371.9	$51.9	$3,465.9	$19.4

Financial instruments sold, not yet purchased, at fair value	$—	$0.1	$—	$2.5
Other secured financings (4)	4,338.8	—	3,425.0	—
Other liabilities (5)	2.6	51.3	1.8	0.4
Total liabilities	$4,341.4	$51.4	$3,426.8	$2.9

(1)Approximately $1.2 million and $0.7 million of the cash amounts at August 31, 2021 and November 30, 2020, respectively, represent cash on deposit with related consolidated entities and are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(3)Approximately $36.0 million and $9.7 million of the other assets at August 31, 2021 and November 30, 2020, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $138.2 million of the other secured financings at November 30, 2020 are with related consolidated entities, which are eliminated in consolidation.
(5)Approximately $50.9 million and $0.3 million of the other liabilities at August 31, 2021 and November 30, 2020, respectively, represent intercompany payables with related consolidated entities, which are eliminated in consolidation.

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

At August 31, 2021 and November 30, 2020, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loans receivable. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital's general credit and the assets of the VIEs are not available to satisfy any other debt. During the three and nine months ended August 31, 2021, automobile loan receivables aggregating $264.1 million and $514.5 million, respectively, were securitized by Foursight Capital in connection with secured borrowing offerings. The majority of the proceeds from issuance of the secured borrowings were used to pay down Foursight Capital's two credit facilities.

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

Nonconsolidated VIEs

The following table presents information about our variable interests in nonconsolidated VIEs (in millions):

	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
August 31, 2021
CLOs	$309.3	$2.3	$2,372.2	$8,669.1
Asset-backed vehicles	214.6	—	241.7	3,097.8
Related party private equity vehicles	28.1	—	38.7	80.4
Other investment vehicles	1,079.4	—	1,196.7	16,618.9
Total	$1,631.4	$2.3	$3,849.3	$28,466.2

November 30, 2020
CLOs	$60.7	$0.2	$642.7	$6,849.1
Asset-backed vehicles	251.6	—	377.2	2,462.7
Related party private equity vehicles	19.0	—	30.0	53.0
Other investment vehicles	899.9	—	1,042.9	15,735.5
Total	$1,231.2	$0.2	$2,092.8	$25,100.3

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

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both August 31, 2021 and November 30, 2020, our total equity commitment in the JCP Entities was $133.0 million, of which $122.3 million and $122.0 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $28.1 million and $19.0 million at August 31,

2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $1.08 billion and $899.9 million at August 31, 2021 and November 30, 2020, respectively. Our unfunded equity commitment related to these investments totaled $117.2 million and $143.0 million at August 31, 2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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

At August 31, 2021 and November 30, 2020, we held $695.9 million and $1.57 billion of agency mortgage-backed securities, respectively, and $189.0 million and $252.0 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. FXCM reported total assets of $394.7 million in its latest financial statements. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the carrying value of the term loan ($58.5 million) and the investment in associated company ($51.0 million), which totaled $109.5 million at August 31, 2021. FXCM is not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 8.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the nine months ended August 31, 2021 and 2020 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2021
Jefferies Finance	$693,201	$—	$59,068	$(8,837)	$—	$743,432
Berkadia	301,152		86,639	(556)	(140)	387,095
FXCM (2)	73,920	(23,046)	—	—	109	50,983
Linkem (3)	198,991	(34,174)	—	(9,057)	(726)	155,034
Real estate associated companies	168,678	(2,948)	—	(20,151)	—	145,579
Other (3)	250,621	(1,102)	41,525	(28,200)	(2)	262,842
Total	$1,686,563	$(61,270)	$187,232	$(66,801)	$(759)	$1,744,965

2020
Jefferies Finance	$673,867	$—	$(65,681)	$10,107	$—	$618,293
Berkadia	268,949	—	40,373	(36,615)	510	273,217
FXCM (2)	70,223	9,956	—	—	161	80,340
Linkem	194,847	(21,754)	—	35,103	(2,149)	206,047
Real estate associated companies (4)	255,309	(50,910)	—	(34,505)	—	169,894
Other	189,762	(6,815)	3,026	(3,643)	9,235	191,565
Total	$1,652,957	$(69,523)	$(22,282)	$(29,553)	$7,757	$1,539,356

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
(3)Loans to and investments in associated companies at August 31, 2021 and November 30, 2020 include loans and debt securities aggregating $104.1 million and $104.1 million, respectively, related to Linkem and Other.
(4)Income (loss) related to Real estate associated companies for the nine months ended August 31, 2020 includes a non-cash charge of $6.9 million to fully write-off the value of HomeFed's interest in the Brooklyn Renaissance Plaza hotel due to the significant impact of the global novel coronavirus ("COVID-19") during the second quarter of 2020 and a non-cash charge of $55.6 million to fully write-off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
FXCM	$(12,926)	$3,704	$(23,046)	$9,956
Linkem	(14,231)	(1,945)	(34,174)	(21,754)
Real estate associated companies	169	2,532	(2,948)	(50,910)
Other	(188)	762	(1,102)	(6,815)
Total	$(27,176)	$5,053	$(61,270)	$(69,523)

Other income (losses) related to associated companies (primarily related to Jefferies Group and classified in Other revenues) includes the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Jefferies Finance	$(1,767)	$(17,731)	$59,068	$(65,681)
Berkadia	25,967	18,448	86,639	40,373
Other	9,988	3,137	41,525	3,026
Total	$34,188	$3,854	$187,232	$(22,282)

Jefferies Finance

In August 2021, Jefferies Finance LLC’s corporate structure was reorganized and its debt was refinanced. As a result, we now hold an equity interest in JFIN Parent LLC ("Jefferies Finance") and Jefferies Finance LLC is a direct subsidiary of JFIN Parent LLC. Through Jefferies Group, we own 50% of Jefferies Finance a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio & Asset Management. The Leveraged Finance Arrangement business line participates in transactions typically ranging from $250 million to $1.50 billion for borrowers. Loans are originated primarily through the investment banking efforts of Jefferies LLC. The Portfolio & Asset Management business line, collectively referred to as Jefferies Credit Partners, is a private credit platform that manages more than $10.0 billion of proprietary and third party capital invested across commingled funds, separately managed accounts and CLOs.

At August 31, 2021, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. At August 31, 2021, $681.2 million of Jefferies Group's commitment was funded. The investment commitment is scheduled to expire on March 1, 2022 with automatic one year extensions absent a 60-day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at August 31, 2021. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2022 with automatic one year extensions absent a 60-day termination notice by either party. At August 31, 2021, $0.0 million of Jefferies Group's $250.0 million commitment was funded. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $0.3 million and $0.4 million during the three months ended August 31, 2021 and 2020, respectively, and $2.2 million and $3.0 million during the nine months ended August 31, 2021 and 2020, respectively.

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Origination and syndication fee revenues (1)	$87.8	$42.4	$303.5	$123.9
Origination fee expenses (1)	15.6	3.8	48.4	12.4
CLO placement fee revenues (2)	0.6	1.3	4.3	1.7
Underwriting fees (3)	2.0	—	2.5	0.3
Service fees (4)	18.0	13.5	63.5	49.4

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
(2)    Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees, which are included in Investment banking revenues in the Consolidated Statements of Operations. At August 31, 2021

and November 30, 2020, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
At August 31, 2021 and November 30, 2020, we had receivables from Jefferies Finance, included in Other assets in the Consolidated Statements of Financial Condition of $14.5 million and $24.2 million, respectively. At August 31, 2021 and November 30, 2020, we had payables to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition of $1.1 million and $13.7 million, respectively.
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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At August 31, 2021, the aggregate amount of commercial paper outstanding was $1.47 billion.

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

Linkem

We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2022, and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at August 31, 2021. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $101.1 million at August 31, 2021. We account for our equity interest in Linkem on a two month lag.

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

Note 9.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	August 31, 2021	November 30, 2020
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$7,811	$7,884

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $126,254 and $119,694	45,065	51,285
Trademarks and tradenames, net of accumulated amortization of $31,472 and $28,585	97,888	100,255
Other, net of accumulated amortization of $10,768 and $8,953	5,914	7,729
Total intangible assets, net	156,678	167,153

Goodwill:
Investment Banking and Capital Markets (1)	1,565,315	1,563,144
Asset Management	143,000	143,000
Real estate	36,711	36,711
Other operations	3,459	3,459
Total goodwill	1,748,485	1,746,314

Total intangible assets, net and goodwill	$1,905,163	$1,913,467

(1)    The increase in Investment Banking and Capital Markets goodwill during the nine months ended August 31, 2021, primarily relates to translation adjustments.

Amortization expense on intangible assets was $3.6 million and $3.7 million for the three months ended August 31, 2021 and 2020, respectively, and $10.7 million and $11.5 million for the nine months ended August 31, 2021 and 2020, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

Remainder of current year	$3,585
2022	11,134
2023	9,900
2024	9,143
2025	8,632

We performed our annual impairment testing of goodwill within the Investment Banking and Capital Markets, and Asset Management segments as of August 1, 2021. The quantitative goodwill impairment test is performed at our reporting unit level. The fair value of the reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, an impairment loss is recognized as the difference between the fair value and carrying value of the reporting unit.

The estimated fair value of both the Investment Banking and Capital Markets segment and the Asset Management segment are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process at August 1, 2021. The results of our annual goodwill impairment test for both the Investment Banking and Capital Markets segment and the Asset Management segment did not indicate any goodwill impairment.

We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations within our Investment Banking and Capital Markets segment, at August 1, 2021. We utilized quantitative assessments of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization and qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessments, we recognized immaterial impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessments of the remaining indefinite-life intangible assets, based on our assessments of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.

Note 10.  Short-Term Borrowings

Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	August 31, 2021	November 30, 2020
Bank loans (1)	$300,497	$752,848
Floating rate puttable notes (1)	6,800	6,800
Equity-linked notes (2)	—	5,067
Total short-term borrowings	$307,297	$764,715

(1)    These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
(2)    See Note 3 for further information on these notes.

At August 31, 2021 and November 30, 2020, the weighted average interest rate on short-term borrowings outstanding was 1.02% and 1.87% per annum, respectively.

Our bank loans include facilities that contain certain covenants that, among other things, require Jefferies Group to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of Jefferies Group's subsidiaries that are borrowers. At August 31, 2021, Jefferies Group was in compliance with all covenants under these facilities. Our facilities, which are with a bank and are included within bank loans, were $300.0 million and $746.0 million at August 31, 2021 and November 30, 2020, respectively. Interest is based on a rate per annum at spreads over the Federal Funds Rate, as defined in the credit agreements.

In addition, a bank has agreed to make revolving intraday credit advances to Jefferies Group ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12% based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Jefferies Group Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At August 31, 2021, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

Note 11.  Long-Term Debt

Principal amounts included in the table below are shown net of unamortized discounts, premiums and debt issuance costs (dollars in thousands).

	August 31, 2021	November 30, 2020
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $750,000 principal	$746,891	$745,883
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,873	246,828
Total long-term debt – Parent Company	993,764	992,711

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
2.25% Euro Medium Term Notes, due July 13, 2022, $0 and $4,779 principal	—	4,638
5.125% Senior Notes, due January 20, 2023, $750,000 principal	756,536	759,901
1.00% Euro Medium Term Notes, due July 19, 2024, $590,600 and $597,350 principal	589,294	595,700
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	789,663	809,039
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	367,194	369,057
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	990,283	989,574
2.75% Senior Notes, due October 15, 2032, $500,000 principal (1)	466,860	485,134
6.25% Senior Debentures, due January 15, 2036, $500,000 principal	510,497	510,834
6.50% Senior Notes, due January 20, 2043, $400,000 principal	419,500	419,826
Structured Notes (2)	1,790,645	1,712,245
Jefferies Group Revolving Credit Facility	248,873	189,732
Jefferies Group Secured Credit Facility	375,000	—
Jefferies Group Secured Bank Loan	50,000	50,000
HomeFed EB-5 Program debt	202,618	191,294
HomeFed construction loans	45,442	45,471
Foursight Capital Credit Facilities	—	129,000
Vitesse Energy Finance Revolving Credit Facility	74,559	97,883
Total long-term debt – subsidiaries	7,676,964	7,359,328

Long-term debt	$8,670,728	$8,352,039

(1)    The carrying values of these senior notes include a net gain of $38.6 million and a net loss of $45.5 million during the nine months ended August 31, 2021 and 2020, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 4 for further information.
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

Parent Company Debt:

Subsequent to quarter-end on October 8, 2021, we announced a tender offer for any and all of our $750.0 million outstanding 5.50% Senior Notes due October 18, 2023.

Subsidiary Debt:

During the nine months ended August 31, 2021, structured notes with a total principal amount of approximately $50.6 million, net of retirements, were issued by Jefferies Group. Subsequent to quarter-end, on October 8, 2021, Jefferies Group issued 2.625% senior notes with a principal amount of $1.0 billion, due 2031. In addition, Jefferies Group gave notice to the trustee and debt holders of its 5.125% senior notes, due January 20, 2023, of its plan to redeem the outstanding aggregate principal amount (carrying value of $756.5 million at August 31, 2021) of these notes.

During April 2021, Jefferies Group entered into a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks following the maturity of its previous revolving credit facility. At August 31, 2021, borrowings under the Jefferies Group Revolving Credit Facility amounted to $248.9 million. Interest is based on an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the credit agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at August 31, 2021, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and Jefferies Group expects to remain in compliance given its current liquidity and anticipated funding requirements given its business plan and profitability expectations.

During May 2021, Jefferies Group entered into a Secured Credit Facility agreement ("Jefferies Group Secured Credit Facility") with a bank under which it has borrowed $375.0 million at August 31, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Jefferies Group Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require a certain subsidiary of Jefferies Group to maintain specified leverage amounts and impose certain restrictions on its future indebtedness. At August 31, 2021, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Secured Credit Facility.

During August 2021, Jefferies Group entered into a senior unsecured revolving credit facility ("Jefferies Group Unsecured Revolving Credit Facility") agreement with a bank for an aggregate committed amount of $350.0 million. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate or a Base Rate, as defined in the credit agreement. The Jefferies Group Unsecured Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth, net cash capital and a minimum regulatory net capital requirement for Jefferies LLC. At August 31, 2021, Jefferies Group was in compliance with all covenants under the Jefferies Group Unsecured Revolving Credit Facility. At August 31, 2021, Jefferies Group did not have any borrowings outstanding under the Jefferies Group Unsecured Revolving Credit Facility.

One of Jefferies Group's subsidiaries had a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matured on September 27, 2021 and was collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan was 1.25% plus LIBOR. The agreement contained certain covenants that, among other things, restricted lien or encumbrance upon any of the pledged collateral. At August 31, 2021, Jefferies Group was in compliance with all covenants under the Loan and Security Agreement.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At August 31, 2021, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's EB-5 Program debt matures in 2024 and 2025.

At August 31, 2021, HomeFed has construction loans with an aggregate committed amount of $151.9 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loans bear interest based on spreads of 2.15% to 3.15%, over 30-day LIBOR, subject to adjustment on the first of each calendar month. At August 31, 2021, the weighted average interest rate on these loans was 3.24%. The loans mature between March 2022 and May 2024 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At August 31, 2021 and November 30, 2020, $46.8 million and $46.2 million, respectively, was outstanding under the construction loan agreements.

At August 31, 2021, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $175.0 million. The $75.0 million credit facility matures in May 2023 and bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. The $100.0 million credit facility is currently available through October 2021 and bears interest based on a commercial paper rate plus a fixed credit spread. Foursight Capital anticipates renegotiating the terms of the $100.0 million credit facility in the upcoming quarter. As a condition of the credit facilities, Foursight Capital is obligated to maintain cash reserves to comply with the hedging requirements of the credit commitment. At August 31, 2021 and November 30, 2020, $0.0 million and $129.3 million, respectively, was outstanding under Foursight Capital's credit facilities.

Vitesse Energy Finance has a revolving credit facility with a syndicate of banks that matures in April 2023 and has a maximum borrowing base of $120.0 million at August 31, 2021. Amounts outstanding under the facility at August 31, 2021 and November 30, 2020 were $75.0 million and $98.5 million, respectively. Borrowings under the facility have been made as Eurodollar loans that bear interest at adjusted LIBOR plus a spread ranging from 2.5% to 3.5% based on the borrowing base utilization percentage. The credit facility is guaranteed by Vitesse Energy Finance's subsidiaries and is collateralized with a minimum of 85% of Vitesse Energy Finance's proved reserve value of its oil and gas properties. Vitesse Energy Finance's borrowing base is subject to regular re-determination on or about April 1 and October 1 of each year based on proved oil and gas reserves, hedge positions and estimated future cash flows from these reserves calculated using future commodity pricing provided by Vitesse Energy Finance's lenders.

Note 12.  Mezzanine Equity

Redeemable Noncontrolling Interests

At August 31, 2021 and November 30, 2020, redeemable noncontrolling interests include other redeemable noncontrolling interests of $38.2 million and $24.7 million, respectively, primarily related to our oil and gas exploration and development businesses.

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

In the first quarter of 2021, we increased our quarterly dividend from $0.15 to $0.20 per common share and in the third quarter of 2021, we increased our quarterly dividend from $0.20 to $0.25 per common share. These increased the preferred stock dividend from $4.2 million for the nine months ended August 31, 2020 to $5.1 million for the nine months ended August 31, 2021. Based on the quarterly dividend of $0.25 per common share, the effective rate on these Preferred Shares is approximately 5.9%.

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

Senior Executive Compensation Plan. In December 2020, the Compensation Committee of our Board of Directors granted certain senior executives nonqualified stock options and stock appreciation rights ("SAR"). The total initial fair value of the stock options and SAR awards were recorded as expense at the time of the grant as both have no future service requirements. The SAR awards will be settled on a cash basis or, at the sole discretion of the Compensation Committee, may be converted irrevocably to a stock-settled award and were initially determined to be liability-classified share-based awards. In March 2021, the Compensation Committee exercised its discretion and converted these to stock-settled awards and at such time they became equity-classified share-based awards. For the nine months ended August 31, 2021, we recorded $48.6 million of total Compensation and benefits expense relating to the stock options and SAR awards.

Share-Based Compensation Expense. Share-based compensation expense relating to grants made under our share-based compensation plans was $7.0 million and $8.9 million for the three months ended August 31, 2021 and 2020, respectively, and $71.2 million (including $48.6 million related to the senior executive stock option and SAR awards, as discussed above) and $29.6 million for the nine months ended August 31, 2021 and 2020, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. The total tax benefit recognized in results of operations related to share-based compensation expenses was $1.8 million and $2.3 million for the three months ended August 31, 2021 and 2020, respectively, and $9.0 million and $7.5 million for the nine months ended August 31, 2021 and 2020, respectively. At August 31, 2021, total unrecognized compensation cost related to nonvested share-based compensation plans was $30.9 million; this cost is expected to be recognized over a weighted average period of 2.1 years.

At August 31, 2021, there were 1,583,000 shares of restricted stock outstanding with future service required, 2,896,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 17,080,000 RSUs outstanding with no future service required, 5,132,000 stock options outstanding and 1,119,000 shares issuable under other plans. Additionally, the Preferred Shares are currently convertible into 4,440,863 common shares at an effective conversion price of $28.15 per share. The maximum potential increase to common shares outstanding resulting from these outstanding awards and the Preferred Shares is 30,668,000 at August 31, 2021.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. These awards are amortized to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At August 31, 2021, the remaining unamortized amount of the restricted cash awards was $390.0 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of 3 years.

Note 14.  Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	August 31, 2021	November 30, 2020
Net unrealized gains on available for sale securities	$377	$513
Net unrealized foreign exchange losses	(151,445)	(156,718)
Net unrealized losses on instrument specific credit risk	(147,673)	(71,151)
Net minimum pension liability	(59,232)	(61,561)
Total accumulated other comprehensive income (loss)	$(357,973)	$(288,917)

Amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	For the Nine Months Ended
	August 31, 2021	August 31, 2020
Net unrealized gains (losses) on instrument specific credit risk, net of income tax provision (benefit) of $599 and $306	$1,861	$898	Principal transactions revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(795) and $(658)	(2,329)	(1,931)	Selling, general and other expenses, which includes pension expense
Total reclassifications for the period, net of tax	$(468)	$(1,033)

Note 15. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Revenues from contracts with customers:
Commissions and other fees	$214,363	$204,032	$673,756	$626,434
Investment banking	1,180,620	615,837	3,184,932	1,595,330
Manufacturing revenues	118,918	119,751	440,857	282,737
Other	120,168	35,121	259,520	132,975
Total revenues from contracts with customers	1,634,069	974,741	4,559,065	2,637,476

Other sources of revenue:
Principal transactions	232,110	623,283	1,513,034	1,421,485
Interest income	220,278	219,843	691,223	782,941
Other	54,137	7,632	247,189	53,392
Total revenues from other sources	506,525	850,758	2,451,446	2,257,818

Total revenues	$2,140,594	$1,825,499	$7,010,511	$4,895,294

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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total

Three months ended August 31, 2021
Major Business Activity:
Investment Banking - Advisory	$583,887	$—	$—	$—	$—	$583,887
Investment Banking - Underwriting	596,789	—	—	—	(56)	596,733
Equities (1)	210,109	—	—	—	(30)	210,079
Fixed Income (1)	4,284	—	—	—	—	4,284
Asset Management	—	2,853	—	—	—	2,853
Manufacturing revenues	—	—	118,918	—	—	118,918
Oil and gas revenues	—	—	49,814	—	—	49,814
Other revenues	—	—	67,501	—	—	67,501
Total revenues from contracts with customers	$1,395,069	$2,853	$236,233	$—	$(86)	$1,634,069

Primary Geographic Region:
Americas	$1,114,885	$2,853	$235,450	$—	$(86)	$1,353,102
Europe	215,146	—	445	—	—	215,591
Asia Pacific	65,038	—	338	—	—	65,376
Total revenues from contracts with customers	$1,395,069	$2,853	$236,233	$—	$(86)	$1,634,069

Three months ended August 31, 2020
Major Business Activity:
Investment Banking - Advisory	$171,438	$—	$—	$—	$—	$171,438
Investment Banking - Underwriting	444,399	—	—	—	—	444,399
Equities (1)	201,157	—	—	—	(281)	200,876
Fixed Income (1)	3,156	—	—	—	—	3,156
Asset Management	—	3,127	—	—	—	3,127
Manufacturing revenues	—	—	119,751	—	—	119,751
Oil and gas revenues	—	—	20,946	—	—	20,946
Other revenues	—	—	11,048	—	—	11,048
Total revenues from contracts with customers	$820,150	$3,127	$151,745	$—	$(281)	$974,741

Primary Geographic Region:
Americas	$684,441	$1,758	$151,085	$—	$(281)	$837,003
Europe	90,132	1,369	644	—	—	92,145
Asia Pacific	45,577	—	16	—	—	45,593
Total revenues from contracts with customers	$820,150	$3,127	$151,745	$—	$(281)	$974,741

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total

Nine months ended August 31, 2021
Major Business Activity:
Investment Banking - Advisory	$1,285,834	$—	$—	$—	$—	$1,285,834
Investment Banking - Underwriting	1,899,204	—	—	—	(106)	1,899,098
Equities (1)	663,503	—	—	—	(218)	663,285
Fixed Income (1)	10,471	—	—	—	—	10,471
Asset Management	—	12,594	—	—	—	12,594
Manufacturing revenues	—	—	440,857	—	—	440,857
Oil and gas revenues	—	—	126,855	—	—	126,855
Other revenues	—	—	120,071	—	—	120,071
Total revenues from contracts with customers	$3,859,012	$12,594	$687,783	$—	$(324)	$4,559,065

Primary Geographic Region:
Americas	$3,104,357	$11,961	$685,760	$—	$(324)	$3,801,754
Europe	575,774	633	1,351	—	—	577,758
Asia Pacific	178,881	—	672	—	—	179,553
Total revenues from contracts with customers	$3,859,012	$12,594	$687,783	$—	$(324)	$4,559,065

Nine months ended August 31, 2020
Major Business Activity:
Investment Banking - Advisory	$696,677	$—	$—	$—	$—	$696,677
Investment Banking - Underwriting	898,653	—	—	—	—	898,653
Equities (1)	614,089	—	—	—	(681)	613,408
Fixed Income (1)	13,026	—	—	—	—	13,026
Asset Management	—	12,714	—	—	—	12,714
Manufacturing revenues	—	—	282,737	—	—	282,737
Oil and gas revenues	—	—	78,704	—	—	78,704
Other revenues	—	—	41,557	—	—	41,557
Total revenues from contracts with customers	$2,222,445	$12,714	$402,998	$—	$(681)	$2,637,476

Primary Geographic Region:
Americas	$1,858,137	$6,250	$401,484	$—	$(681)	$2,265,190
Europe	237,652	6,464	1,303	—	—	245,419
Asia Pacific	126,656	—	211	—	—	126,867
Total revenues from contracts with customers	$2,222,445	$12,714	$402,998	$—	$(681)	$2,637,476

(1)    Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at August 31, 2021. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at August 31, 2021.

We recognized $76.2 million and $15.6 million during the three months ended August 31, 2021 and 2020, respectively, and $49.4 million and $10.8 million during the nine months ended August 31, 2021 and 2020, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $7.9 million and $4.3 million during the three months ended August 31, 2021 and 2020, respectively, and $16.4 million and $14.4 million during the nine months ended August 31, 2021 and 2020, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment, and we record a contract asset when we have transferred goods, services or assets to a customer, but payment is contingent upon additional performance obligations. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $365.8 million and $332.5 million at August 31, 2021 and November 30, 2020, respectively, and we had contract assets related to revenues from contracts with customers of $24.6 million at August 31, 2021. We had no significant impairments related to these receivables or contract assets during the three and nine months ended August 31, 2021 and 2020.

Our deferred revenue primarily includes deferred revenue related to our real estate operations and retainer and milestone fees received in investment banking advisory engagements where the performance obligations have not yet been satisfied. Deferred revenues were $45.1 million and $14.8 million at August 31, 2021 and November 30, 2020, respectively, which are recorded as Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended August 31, 2021, we recognized $8.0 million of deferred revenue from the balance at May 31, 2021. During the three months ended August 31, 2020, we recognized $19.1 million of deferred revenue from the balance at May 31, 2020. During the nine months ended August 31, 2021, we recognized $10.0 million of deferred revenue from the balance at November 30, 2020. During the nine months ended August 31, 2020, we recognized $9.3 million of deferred revenue from the balance at November 30, 2019.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At August 31, 2021 and November 30, 2020, capitalized costs to fulfill a contract were $1.9 million and $1.8 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $0.9 million and $0.8 million, during the three months ended August 31, 2021 and 2020, respectively, and $1.6 million and $3.6 million during the nine months ended August 31, 2021 and 2020, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended August 31, 2021 and 2020.

Note 16.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions was $473.9 million (including $102.2 million for interest) at August 31, 2021, of which $289.0 million related to Jefferies Group, and was $401.4 million (including $87.1 million for interest) at November 30, 2020, of which $234.0 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The net deferred tax asset was $479.0 million and $393.7 million at August 31, 2021 and November 30, 2020, respectively. The deferred tax asset is predominately attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the largest component of which relates to compensation and benefits.

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

Our provision for income taxes for the nine months ended August 31, 2021 was $484.8 million, representing an effective tax rate of 26.5%. Our provision for income taxes for the nine months ended August 31, 2020 was $185.1 million, representing an effective tax rate of 28.7%.

Note 17.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$407,459	$304,409	$1,342,490	$462,338
Allocation of earnings to participating securities (1)	(2,490)	(1,945)	(7,974)	(2,921)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	404,969	302,464	1,334,516	459,417
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	52	17	161	5
Mandatorily redeemable convertible preferred share dividends	1,849	1,404	5,101	4,230
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$406,870	$303,885	$1,339,778	$463,652

Denominator for earnings per share:
Weighted average common shares outstanding	246,624	263,062	247,638	273,035
Weighted average shares of restricted stock outstanding with future service required	(1,602)	(1,787)	(1,561)	(1,837)
Weighted average RSUs outstanding with no future service required	18,065	19,420	18,171	18,761
Denominator for basic earnings per share – weighted average shares	263,087	280,695	264,248	289,959
Stock options	1,485	—	905	—
Senior executive compensation plan awards	2,392	—	2,152	475
Mandatorily redeemable convertible preferred shares	4,441	4,441	4,441	4,441
Denominator for diluted earnings per share	271,405	285,136	271,746	294,875

(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,621,000 and 1,807,800 for the three months ended August 31, 2021 and 2020, respectively, and 1,581,200 and 1,851,900 for the nine months ended August 31, 2021 and 2020, respectively. Dividends declared on participating securities were not material during the three and nine months ended August 31, 2021 and 2020. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2021, the Board of Directors increased the share repurchase authorization by $192.8 million and in March 2021, the Board of Directors increased the share repurchase authorization by $127.5 million. During the nine months ended August 31, 2021, we purchased a total of 6,500,000 of our common shares for an aggregate purchase price of $179.3 million, or an average price of $27.59 per share. At August 31, 2021, we had approximately $198.2 million available for future purchases. In September 2021, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $198.2 million.

Note 18.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities at August 31, 2021 (in millions):

	Expected Maturity Date (Fiscal Years)
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Maximum Payout
Equity commitments (1)	$121.0	$230.3	$26.2	$11.1	$21.1	$409.7
Loan commitments (1)	—	250.0	25.8	60.0	—	335.8
Underwriting commitments	155.8	—	—	—	—	155.8
Forward starting reverse repos (2)	10,223.8	99.5	—	—	—	10,323.3
Forward starting repos (2)	6,296.3	—	—	—	—	6,296.3
Other unfunded commitments (1)	27.2	25.0	133.9	—	—	186.1
Total	$16,824.1	$604.8	$185.9	$71.1	$21.1	$17,707.0

(1)Equity commitments, loan commitments and other unfunded commitments are generally presented by contractual maturity date. The amounts, however, are mostly available on demand.
(2)At August 31, 2021, $10.32 billion within forward starting securities purchased under agreements to resell and $6.21 billion of the forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At August 31, 2021, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.7 million.

See Note 8 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, at August 31, 2021, we had other outstanding equity commitments to invest up to $100.0 million to strategic affiliates and $230.2 million to various other investments.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2021, we had $85.0 million of outstanding loan commitments to clients.

Loan commitments outstanding at August 31, 2021 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At August 31, 2021, $0.0 million of Jefferies Group's $250.0 million commitment was funded.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP at August 31, 2021 (in millions):

	Expected Maturity Date (Fiscal Years)
Guarantee Type	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$8,635.2	$12,807.8	$9,503.1	$386.6	$50.0	$31,382.7
Written derivative contracts – credit related	—	—	19.0	—	—	19.0
Total derivative contracts	$8,635.2	$12,807.8	$9,522.1	$386.6	$50.0	$31,401.7

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2021, the fair value of derivative contracts meeting the definition of a guarantee is approximately $174.2 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At August 31, 2021, the aggregate amount of commercial paper outstanding was $1.47 billion.

HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At August 31, 2021, the aggregate amount of infrastructure improvement bonds outstanding was $74.5 million.

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
Standby Letters of Credit.  At August 31, 2021, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $8.6 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.

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

Jefferies LLC's net capital and excess net capital at August 31, 2021 were $2.06 billion and $1.94 billion, respectively.

FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries of Jefferies Group are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited, which is authorized and regulated by the Financial Conduct Authority in the United Kingdom. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. On October 6, 2021, Jefferies Financial Services, Inc. ("JFSI"), a registered swap dealer, became subject to the CFTC's regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI will be required to register as a securities based swap dealer with the SEC by November 1, 2021. Further, in September 2021, JFSI filed an application with the SEC to become an OTC derivatives dealer, which upon approval, would subject JFSI to the SEC's net capital requirements. JFSI is expected to be in compliance with these requirements upon final approval of its application by the SEC.
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

Note 20.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	August 31, 2021		November 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$825,406	$873,347	$727,492	$744,424

Financial Liabilities:
Short-term borrowings (2)	$307,297	$307,297	$759,648	$759,648
Long-term debt (3)	6,880,083	7,744,654	6,639,794	7,495,642

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

Note 21.  Related Party Transactions

Jefferies Capital Partners Related Funds.  Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at August 31, 2021 and November 30, 2020 are Jefferies Group's equity investments in Private Equity Related Funds of $28.1 million and $19.0 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $4.2 million and $2.0 million for the three months ended August 31, 2021 and 2020, respectively, and $8.7 million and $(3.5) million for the nine months ended August 31, 2021 and 2020, respectively, were recorded in Principal transactions revenues. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 7 and 18.

Special Purpose Acquisition Companies. Jefferies Group earned investment banking revenues during the three and nine months ended August 31, 2021 of $21.4 million and $45.5 million, respectively, for services provided to special purpose acquisition companies we have co-sponsored.

Berkadia Commercial Mortgage, LLC.  At August 31, 2021 and November 30, 2020, Jefferies Group has commitments to purchase $490.2 million and $401.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $0.9 million and $2.7 million at August 31, 2021 and November 30, 2020, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.

Officers, Directors and Employees.  We had $35.7 million and $38.9 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at August 31, 2021 and November 30, 2020, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

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

Corporate assets primarily consist of cash and cash equivalents. Corporate revenues primarily include interest income.

Certain information concerning our segments is presented in the following table (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net revenues:
Reportable Segments:
Investment Banking and Capital Markets	$1,650,796	$1,274,115	$5,183,269	$3,451,776
Asset Management	12,604	118,558	293,892	146,278
Merchant Banking	271,608	220,887	887,939	532,608
Corporate	955	591	2,269	11,908
Total net revenues related to reportable segments	1,935,963	1,614,151	6,367,369	4,142,570
Consolidation adjustments	3,021	2,019	9,064	7,517
Total consolidated revenues	$1,938,984	$1,616,170	$6,376,433	$4,150,087

Income (loss) before income taxes:
Reportable Segments:
Investment Banking and Capital Markets	$589,992	$281,323	$1,559,833	$745,814
Asset Management	(18,615)	87,604	173,905	25,122
Merchant Banking	3,356	70,747	169,971	(57,592)
Corporate	(10,450)	(15,618)	(43,026)	(36,226)
Income before income taxes related to reportable segments	564,283	424,056	1,860,683	677,118
Parent Company interest	(13,774)	(14,114)	(41,505)	(39,773)
Consolidation adjustments	3,107	2,300	9,362	8,198
Total consolidated income before income taxes	$553,616	$412,242	$1,828,540	$645,543

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking and Capital Markets	$21,035	$22,225	$62,497	$61,322
Asset Management	494	2,018	1,462	4,776
Merchant Banking	16,584	14,408	50,619	50,627
Corporate	564	869	2,306	2,631
Total consolidated depreciation and amortization expenses	$38,677	$39,520	$116,884	$119,356

			August 31, 2021	November 30, 2020
Identifiable Assets Employed:
Reportable Segments:
Investment Banking and Capital Markets			$49,598,771	$44,835,126
Asset Management			2,771,582	3,231,059
Merchant Banking			3,382,049	3,173,064
Corporate			2,572,196	2,178,699
Identifiable assets related to reportable segments			58,324,598	53,417,948
Consolidation adjustments			(287,199)	(299,596)
Total consolidated assets			$58,037,399	$53,118,352

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended August 31, 2021 and 2020, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($13.8 million and $14.1 million, respectively) and Merchant Banking ($5.7 million and $7.4 million, respectively). For the nine months ended August 31, 2021 and 2020, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($41.5 million and $39.8 million, respectively) and Merchant Banking ($18.3 million and $24.5 million, respectively).

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

A summary of results of operations for the third quarter of 2021 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,650,796		$12,604		$271,608		$955	$—	$3,021	$1,938,984

Expenses:
Compensation and benefits	758,546		15,468		21,763		6,466	—	—	802,243
Cost of sales	64,441	(1)	4,541	(1)	151,510		—	—	—	220,492
Interest expense	—		—		5,744	(2)	—	13,774	—	19,518
Depreciation and amortization	21,035		494		16,584		564	—	—	38,677
Selling, general and other expenses	216,782		10,716		45,475		4,375	—	(86)	277,262
Total expenses	1,060,804		31,219		241,076		11,405	13,774	(86)	1,358,192
Income (loss) before income taxes and loss related to associated companies	589,992		(18,615)		30,532		(10,450)	(13,774)	3,107	580,792
Loss related to associated companies	—		—		(27,176)		—	—	—	(27,176)
Income (loss) before income taxes	$589,992		$(18,615)		$3,356		$(10,450)	$(13,774)	$3,107	553,616
Income tax provision										145,700
Net income										$407,916
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $5.7 million for the third quarter of 2021, primarily includes $5.0 million for Foursight Capital and $0.8 million for Vitesse Energy, LLC ("Vitesse Energy Finance").

A summary of results of operations for the first nine months of 2021 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$5,183,269		$293,892		$887,939		$2,269	$—	$9,064	$6,376,433

Expenses:
Compensation and benefits	2,639,307		59,924		77,762		29,035	—	—	2,806,028
Cost of sales	197,226	(1)	24,982	(1)	390,916		—	—	—	613,124
Interest expense	—		—		18,323	(2)	—	41,505	—	59,828
Depreciation and amortization	62,497		1,462		50,619		2,306	—	—	116,884
Selling, general and other expenses	724,406		33,619		119,078		13,954	—	(298)	890,759
Total expenses	3,623,436		119,987		656,698		45,295	41,505	(298)	4,486,623
Income (loss) before income taxes and loss related to associated companies	1,559,833		173,905		231,241		(43,026)	(41,505)	9,362	1,889,810
Loss related to associated companies	—		—		(61,270)		—	—	—	(61,270)
Income (loss) before income taxes	$1,559,833		$173,905		$169,971		$(43,026)	$(41,505)	$9,362	1,828,540
Income tax provision										484,756
Net income										$1,343,784
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $18.3 million for the first nine months of 2021, primarily includes $15.8 million for Foursight Capital and $2.5 million for Vitesse Energy Finance.

A summary of results for the third quarter of 2020 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,274,115		$118,558		$220,887		$591	$—	$2,019	$1,616,170

Expenses:
Compensation and benefits	719,822		10,652		20,573		9,790	—	—	760,837
Cost of sales	60,640	(1)	6,103	(1)	82,657		—	—	—	149,400
Interest expense	—		—		7,398	(2)	—	14,114	—	21,512
Depreciation and amortization	22,225		2,018		14,408		869	—	—	39,520
Selling, general and other expenses	190,105		12,181		30,157		5,550	—	(281)	237,712
Total expenses	992,792		30,954		155,193		16,209	14,114	(281)	1,208,981
Income (loss) before income taxes and income related to associated companies	281,323		87,604		65,694		(15,618)	(14,114)	2,300	407,189
Income related to associated companies	—		—		5,053		—	—	—	5,053
Income (loss) before income taxes	$281,323		$87,604		$70,747		$(15,618)	$(14,114)	$2,300	412,242
Income tax provision										107,403
Net income										$304,839
(1)    Includes Floor brokerage and clearing fees.
(2)    Interest expense within Merchant Banking of $7.4 million for the third quarter of 2020, primarily includes $6.4 million for Foursight Capital and $1.0 million for Vitesse Energy Finance.

A summary of results for the first nine months of 2020 is as follows (in thousands):

	Investment Banking and Capital Markets		Asset Management		Merchant Banking		Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,451,776		$146,278		$532,608		$11,908	$—	$7,517	$4,150,087

Expenses:
Compensation and benefits	1,892,567		59,375		51,736		25,819	—	—	2,029,497
Cost of sales	181,115	(1)	20,288	(1)	235,871		—	—	—	437,274
Interest expense	—		—		24,453	(2)	—	39,773	—	64,226
Depreciation and amortization	61,322		4,776		50,627		2,631	—	—	119,356
Selling, general and other expenses	570,958		36,717		157,990		19,684	—	(681)	784,668
Total expenses	2,705,962		121,156		520,677		48,134	39,773	(681)	3,435,021
Income (loss) before income taxes and loss related to associated companies	745,814		25,122		11,931		(36,226)	(39,773)	8,198	715,066
Loss related to associated companies	—		—		(69,523)		—	—	—	(69,523)
Income (loss) before income taxes	$745,814		$25,122		$(57,592)		$(36,226)	$(39,773)	$8,198	645,543
Income tax provision										185,138
Net income										$460,405
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

Our financial results for the third quarter of 2021 were impacted by:

•All-time record quarterly investment banking net revenues of $1.18 billion, including all-time record quarterly advisory net revenues of $583.9 million, equity underwriting net revenues of $367.5 million and debt underwriting net revenues of $229.3 million, each a record for a third quarter;
•Quarterly combined capital markets net revenues of $442.3 million, including equities net revenues of $236.5 million and fixed income net revenues of $205.8 million;
•Asset Management revenues (before allocated net interest) of $23.8 million, down significantly from the robust prior year quarter; and
•Pre-tax income of $3.4 million related to our Merchant Banking businesses reflecting normalization of the results from Idaho Timber, as well as charges to adjust its inventory carrying value to substantially lower lumber prices.

Our financial results for the first nine months of 2021 were impacted by:

•Record nine month investment banking net revenues of $3.25 billion, including record advisory net revenues of $1.29 billion, record equity underwriting net revenues of $1.19 billion and record debt underwriting net revenues of $712.5 million;
•Nine month combined capital markets net revenues of $1.84 billion, including record equities net revenues of $1.01 billion and fixed income net revenues of $826.4 million;
•Record nine month Asset Management revenues (before allocated net interest) of $326.9 million; and
•Pre-tax income of $170.0 million related to our Merchant Banking businesses reflecting exceptionally strong results from Idaho Timber for the first six months of the nine month period and mark-to-market increases in the value of several of our investments in public and private companies.

Our financial results for the third quarter of 2020 were impacted by:

•Investment banking net revenues of $588.8 million, including equity underwriting net revenues of $305.4 million, advisory net revenues of $171.4 million and debt underwriting net revenues of $139.0 million;
•Combined capital markets net revenues of $655.2 million, including equities net revenues of $318.8 million and fixed income net revenues of $336.3 million;
•Asset Management revenues (before allocated net interest) of $131.6 million; and
•Pre-tax income of $70.7 million related to our Merchant Banking businesses reflecting solid results at Idaho Timber, $54.5 million of mark-to-market unrealized increases in the values of some of our investments in public companies and a decrease in the fair value of Vitesse Energy Finance's hedges, as oil prices appreciated during the quarter.

Our financial results for the first nine months of 2020 were impacted by:

•Investment banking net revenues of $1.48 billion, including advisory net revenues of $696.7 million, equity underwriting net revenues of $561.5 million and debt underwriting net revenues of $337.2 million;
•Combined capital markets net revenues of $1.88 billion, including equities net revenues of $801.6 million and fixed income net revenues of $1.08 billion;
•Asset Management revenues (before allocated net interest) of $183.0 million; and
•Pre-tax loss of $57.6 million related to our Merchant Banking businesses reflecting:
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

Investment Banking and Capital Markets

A summary of results of operations for our Investment Banking and Capital Markets segment is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Net revenues	$1,650,796	$1,274,115	$5,183,269	$3,451,776

Expenses:
Compensation and benefits	758,546	719,822	2,639,307	1,892,567
Floor brokerage and clearing fees	64,441	60,640	197,226	181,115
Depreciation and amortization	21,035	22,225	62,497	61,322
Selling, general and other expenses	216,782	190,105	724,406	570,958
Total expenses	1,060,804	992,792	3,623,436	2,705,962
Income before income taxes	$589,992	$281,323	$1,559,833	$745,814

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

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Advisory	$583,887	$171,438	$1,285,834	$696,677

Equity underwriting	367,460	305,380	1,186,728	561,455
Debt underwriting	229,329	139,019	712,476	337,198
Total underwriting	596,789	444,399	1,899,204	898,653

Other investment banking	(360)	(27,013)	62,436	(112,776)
Total investment banking	1,180,316	588,824	3,247,474	1,482,554

Equities	236,532	318,824	1,010,497	801,596
Fixed income	205,795	336,347	826,351	1,077,673
Total capital markets	442,327	655,171	1,836,848	1,879,269

Other	28,153	30,120	98,947	89,953
Total Investment Banking and Capital Markets (1)	$1,650,796	$1,274,115	$5,183,269	$3,451,776

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

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Advisory transactions	88	48	217	149	$118.3	$29.3	$271.6	$110.3
Public and private equity and convertible offerings	96	99	316	205	$26.2	$34.5	$107.9	$71.7
Public and private debt financings	240	213	604	449	$93.4	$72.2	$276.0	$185.4

Investment banking revenues for the third quarter of 2021 were a record of $1.18 billion, compared with $588.8 million for the third quarter of 2020, reflecting all-time record revenues in investment banking advisory, as merger and acquisition activity remains strong and underwriting revenues were also strong. Our ongoing investment in our investment banking franchise and our strategy to lead with our investment banking platform has continued to deliver market share gains.

Our advisory revenues were a record $583.9 million, up $412.4 million, or 240.6% compared to the prior year comparable quarter, reflecting record performance in our mergers and acquisitions business as Jefferies Group gained market share and activity in the mergers and acquisitions markets remained strong in an environment of low interest rates and higher stock prices.

Our underwriting revenues for the third quarter of 2021 were $596.8 million, an increase of 34.3%, from $444.4 million in the prior year comparable quarter, with strong quarterly net revenues of $367.5 million in equity underwriting and $229.3 million in debt underwriting reflective of both the number and aggregate value of underwriting transactions completed as Jefferies Group's investment banking business extended its reach to a broader client base. Further, the low interest rate environment and strong equity markets have led to increased deal activity as clients looked to raise capital in most sectors.

Other investment banking results were a net loss of $0.4 million for the third quarter of 2021, compared with a net loss of $27.0 million for the third quarter of 2020. Other investment banking revenues during the third quarter of 2021 include net revenues of $4.4 million from Jefferies Group's share of the net earnings of the Jefferies Finance joint venture, compared with a net loss of $11.8 million in the third quarter of 2020. Results in the third quarter of 2021 reflect strong underlying revenues, partially offset by a $56.0 million one-time charge incurred by Jefferies Finance related to the refinancing of outstanding debt. Results in the prior year comparable quarter include losses related to reserves recorded on the loan portfolio during the prior year comparable quarter, primarily due to the impact of COVID-19 on the markets and economy. Our Other investment banking revenues in both periods are reduced by allocated interest expense and the amortization of costs related to the investment in the Jefferies Finance business.

At August 31, 2021, Jefferies Group's backlog of potential net revenues from future transactions was at a record level. As an indicator of net revenues in a given future period, backlog is subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.

Investment banking revenues for the first nine months of 2021 were a record of $3.25 billion, compared with $1.48 billion for the first nine months of 2020, reflecting record nine months advisory revenues and record underwriting revenues.

Our advisory revenues were a nine months record of $1.29 billion for the first nine months of 2021, up $589.1 million, or 84.6% higher than the prior year comparable period, primarily due to a significant increase in the number and values of transactions, across most sectors, as the mergers and acquisitions markets held strong with high levels of activity due to the low interest rate environment and the strong equity markets.

Our underwriting revenues for the first nine months of 2021 were a nine months record of $1.90 billion, an increase of 111.3%, from $898.7 million in the prior year comparable period, with record nine months net revenues in equity underwriting of $1.19 billion and record nine months net revenues of $712.5 million in debt underwriting, as clients took advantage of the strong equity environment to raise equity capital in almost all sectors and companies continued to take advantage of the low rate environment to access the debt capital markets with high levels of activity in the leveraged loan new issuance markets and record levels of high yield bond refinancing activity.

Other investment banking revenues were $62.4 million for the first nine months of 2021, compared with a net loss of $112.8 million for the first nine months of 2020. Other investment banking revenues during the first nine months of 2021 include net revenues of $76.7 million from our share of the net earnings of the Jefferies Finance joint venture, compared with a net loss of $51.1 million in the first nine months of 2020. Strong results in the first nine months of 2021 reflect high loan arrangement volumes due to continued strength in the leveraged finance markets, as well as a reduction in loan loss reserves, partially offset by a $56.0 million one-time charge incurred by Jefferies Finance related to the refinancing of outstanding debt. The results during the first nine months of 2020 included unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the first nine months of 2020, primarily due to the impact of COVID-19 on the markets and the economy. The first nine months of 2020 also included unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities. Our Other investment banking revenues in both periods are reduced by allocated interest expense and the amortization of costs related to our investment in the Jefferies Finance business.

Equities Net Revenues

Equities are comprised of net revenues from:
•services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;
•advisory services offered to clients;
•financing, securities lending and other prime brokerage services offered to clients, including capital introductions and outsourced trading; and
•wealth management services.

Total equities net revenues were $236.5 million for the third quarter of 2021, Jefferies Group's second highest third quarter and a decrease of 25.8%, compared with $318.8 million for the third quarter of 2020. Our equities franchise achieved solid results as our business continues to expand within the context of a more normalized trading environment compared to the record prior year comparable quarter.

Results in our global cash equities business reflected lower client activity and market volumes and reduced trading gains on certain strategic positions and activity related to Special Purpose Acquisition Companies ("SPACs") in the U.S. as compared to the prior year quarter, partially offset by continued growth of our international franchise, primarily across Asia Pacific. Our global electronic trading business and our global convertibles business had lower revenues primarily driven by lower trading volumes and volatility, as well as reduced primary issuance activity.

Results in our prime services franchise were higher driven by increased client balances and the continued growth of our outsourced trading business, as well as higher financing revenues in our securities finance business, partially offset by reduced money market revenue as a result of low short-term interest rates.

Total equities net revenues were $1.01 billion for the first nine months of 2021, an increase of 26.1%, compared with $801.6 million for the first nine months of 2020, driven by record results, primarily in the first quarter of 2021 in almost all our products and across each of our core regions. Our equities franchise continues to gain market share and achieve double-digit growth across the majority of our products. Strong results and momentum are being driven by our long-term globalization and product diversification strategies. Overall, our record results this year, primarily in the first quarter of the current year period, are a result of increased client activity, improved trading and the recognition by our clients of our advisory, differentiated distribution and execution capabilities globally.

Our cash equities business had record results globally and across each region in the U.S., Europe and across Asia Pacific. Overall, our cash equities results were driven by significant client activity and trading revenue, including SPAC-related activity, particularly in the first quarter of 2021. Our electronic trading business had record results globally, driven by continued expansion and momentum in our international franchise. Our derivatives business achieved record results and more than doubled their revenue as compared with the prior year comparable period, driven by strong client activity and trading revenues. Our prime services franchise had record results driven by higher balances and increased client activity, as well as higher financing revenues in our securities finance business.

Our execution franchise continues to be top-ranked by Greenwich Associates in electronic trading and convertibles. Each of our research franchises in the U.S., Europe, and across Asia Pacific are now ranked within the top 8 by Institutional Investor. Our global distribution platform has received several rankings around the world where we are ranked within the top 5 by Institutional Investor in sales and sector strategy, with several market-leading positions according to Institutional Investor and Asiamoney.

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

Fixed income net revenues totaled $205.8 million for the third quarter of 2021, a decrease of 38.8% from net revenues of $336.3 million for the third quarter of 2020, as trading volumes and client activity were lower across most products and regions with a more normalized trading environment compared to the record prior year comparable quarter.

Results across our global trading businesses reflect lower revenues for the third quarter of 2021 due to a decline in trading opportunities on lower levels of client activity and liquidity in the market compared with the third quarter of 2020. In contrast, our distressed trading business had increased revenues as compared to the third quarter of 2020 and the securitization markets remain strong which drove solid results in our securitized markets group.

Emerging markets results declined from the third quarter of 2020 as government support of the credit markets had driven increased client trading activity and opportunities in the third quarter of 2020. Additionally, results in the municipal securities business declined compared with the third quarter of 2020 due to higher levels of activity in the municipal markets as spreads tightened.

Fixed income net revenues totaled $826.4 million for the first nine months of 2021, a decrease of 23.3% from net revenues of $1.08 billion for the first nine months of 2020, driven by reduced global trading volumes across several products in the second and third quarters of the current year period. While the first nine months of 2021 revenues decreased from that of the first nine months of 2020, our fixed income franchise produced solid overall trading results across most of our businesses. The first nine months of 2020 significantly benefited from strong trading volumes due to extremely active markets and high levels of volatility.

Net revenues in the first nine months of 2021 were higher in our securitized markets groups on increased client demand for these products, as compared with the first nine months of 2020. In addition, first nine months of 2021 results benefited from trading gains in our municipal securities business compared to the first nine months of 2020 when markets experienced a significant sell-off due to the impact of COVID-19. Our revenues also benefited from ongoing investments across our European credit franchise.

Our results also include lower revenues in our U.S. and International rates businesses due to a decline in trading opportunities, which were impacted by lower levels of volatility during the first nine months of 2021, as the first nine months of 2020 benefited from significant client activity and wider bid-offer spreads. Lower results across our Asian credit, investment grade corporates and emerging markets businesses, as well as our high yield and loan trading businesses, were driven by reduced client activity and lower levels of volatility in the first nine months of 2021 across regions and products compared to the first nine months of 2020.

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

Our other net revenues totaled $28.2 million for the third quarter of 2021, a decrease of $1.9 million compared with net revenues of $30.1 million for the third quarter of 2020.

Results in the third quarter of 2021 include net revenues of $25.9 million due to our share of the net income of Berkadia compared with net revenues of $18.5 million from Berkadia in the third quarter of 2020, primarily due to higher mortgage origination.

Our other net revenues totaled $98.9 million for the first nine months of 2021, an increase of $8.9 million compared with net revenues of $90.0 million for the first nine months of 2020.

Results in the first nine months of 2021 include net revenues of $86.6 million due to our share of the net income of Berkadia compared with $40.4 million in the first nine months of 2020. The lower results in the first nine months of 2020 are due to the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19.

The results for the first nine months of 2020 included gains of $61.5 million from macro hedges that were bought and sold in the first nine months of 2020 at the onset of the COVID-19 pandemic.

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
The following table provides a summary of compensation and benefits expense (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Compensation expense without future service requirements	$708,520	$646,403	$2,494,999	$1,656,669
Amortization of share-based and cash-based awards	50,026	73,419	144,308	235,898
Total Compensation and benefits expense	$758,546	$719,822	$2,639,307	$1,892,567

Compensation and benefits expense increased in line with the significant increase in our net revenues in the third quarter and first nine months of 2021. A significant portion of compensation expense is highly variable with net revenues. Amortization of share-based and cash-based awards decreased in the third quarter and first nine months of 2021 as compared to the same periods in 2020 as a result of the accelerated amortization recognized in the year ended November 30, 2020 of certain cash-based awards that had been granted during previous years, which were amended to remove any service requirements for vesting in the awards.

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
Non-compensation expenses were $302.3 million for the third quarter of 2021, an increase of $29.3 million, compared with $273.0 million in the third quarter of 2020. Non-compensation expenses as a percentage of Investment Banking and Capital Markets net revenues were 18.3% and 21.4% for the third quarter of 2021 and 2020, respectively, demonstrating the operating leverage inherent in our business.

The increase in non-compensation expenses was primarily due to higher business development and professional services expenses consistent with the increase in our investment banking businesses, as well as higher consulting and legal fees. Technology and communication expenses were higher, primarily related to costs associated with the development of various trading systems and increased market data costs associated with business growth. Non-compensation expenses in the third quarter of 2021 also included our charitable donations of $5.4 million to 45 accredited charities that will use these funds to support critical needs for those in Afghanistan and Haiti, and to support our military veterans.

Non-compensation expenses were $984.1 million for the first nine months of 2021, an increase of $170.7 million, compared with $813.4 million in the first nine months of 2020. Non-compensation expenses as a percentage of Investment Banking and Capital Markets net revenues were 19.0% and 23.6% for the first nine months of 2021 and 2020, respectively, demonstrating the operating leverage inherent in our business.

The increase in non-compensation expenses was largely due to higher floor brokerage and clearing fees related to increased trading volumes and an increased volume of investment banking transactions driving higher underwriting costs. These increases correspond with our record equities net revenues and record investment banking net revenues. The increase also included higher technology and communication expenses primarily related to costs associated with the development of various trading systems and increased market data costs due to business growth, higher professional services expenses primarily due to an increase in legal and consulting fees due to the increase in activity in certain of our businesses and higher business development expenses primarily due to higher costs associated with the increase in our investment banking businesses, but lower as a percentage of net revenues versus the first nine months of 2020.

Results in the first nine months of 2021 also included higher non-compensation expenses, primarily due to an increase in bad debt expense mostly related to a specific default in our prime brokerage business. Non-compensation expenses in the first nine months of 2021 also included our charitable donations of $13.2 million to approximately 175 accredited charities that will use these funds to support critical needs for those in Afghanistan and Haiti, support our military veterans, promote diversity and inclusion, support COVID-19 relief efforts, help Texas relief and support, protect and sustain our environment and strive to help humanity in other meaningful ways. The first nine months of 2020 included our charitable donations of $8.6 million, in memory of Peg Broadbent, Jefferies Group's longstanding, esteemed CFO who tragically died from complications of COVID-19 in March 2020 and our $2.4 million donation made to various charities in support of the Australian wildfire relief effort.
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
A summary of results of operations for our Asset Management segment is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Net revenues	$12,604	$118,558	$293,892	$146,278

Expenses:
Compensation and benefits	15,468	10,652	59,924	59,375
Floor brokerage and clearing fees	4,541	6,103	24,982	20,288
Depreciation and amortization	494	2,018	1,462	4,776
Selling, general and other expenses	10,716	12,181	33,619	36,717
Total expenses	31,219	30,954	119,987	121,156
Income (loss) before income taxes	$(18,615)	$87,604	$173,905	$25,122

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

The key components of asset management revenues are the level of assets under management and the performance return, for the most part on an absolute basis, and, in certain cases, relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. In some instances, performance fees and similar revenues are generally recognized once a year, when they become fixed and determinable and are not probable of being significantly reversed, typically in December. As a result, a significant portion of our performance fees and similar revenues generated from investment returns in a calendar year are recognized in our following fiscal year.

The following summarizes the results of our Asset Management businesses revenues by asset class (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Asset management fees:
Equities	$582	$1,215	$6,317	$5,226
Multi-asset	2,271	1,912	6,277	7,488
Total asset management fees	2,853	3,127	12,594	12,714

Revenues from arrangements with strategic affiliates (1)	16,016	4,258	95,074	6,889
Total asset management fees and revenues	18,869	7,385	107,668	19,603

Investment return (2)	4,890	124,172	219,217	163,351
Allocated net interest (2)	(11,155)	(12,999)	(32,993)	(36,676)
Total Asset Management	$12,604	$118,558	$293,892	$146,278

(1)The amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
(2)Allocated net interest represents an allocation to Asset Management of long-term debt interest expense, net of interest income on our Cash and cash equivalents and other sources of liquidity. Allocated net interest has been disaggregated to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods.

Asset management net revenues for the third quarter of 2021 were $12.6 million, significantly lower than $118.6 million recorded in the third quarter of 2020, primarily due to lower investment returns as a result of a difficult environment for multi-strategy funds, the liquidation of certain funds and lower performance by strategies that had very strong returns in the third quarter of 2020. This is partially offset by higher asset management fees and revenues earned directly or through our strategic affiliates, as a result of the continued growth of our asset management business.

Asset management net revenues for the first nine months of 2021 were a nine months record of $293.9 million, significantly higher than $146.3 million recorded in the first nine months of 2020, driven by meaningfully higher investment returns across most platforms, investments in new platforms and a substantial increase in asset management fees and revenues. Performance fees and similar revenues are recognized upon crystallization, which is generally once a year in the first quarter of our fiscal year and are attributable to performance realized in respect of the calendar year ending during our first fiscal quarter.

Expenses

The decrease in expenses in the first nine months of 2021 as compared with the same period in 2020 primarily reflects the wind down of one of our businesses in the second quarter of 2020, partially offset by an increase in Floor brokerage and clearing fees in 2021.

Assets under Management

The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.

Assets under management by predominant asset class were as follows (in millions):

	August 31, 2021	November 30, 2020
Assets under management (1):
Equities	$347	$481
Multi-asset	503	293
Total	$850	$774
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

Change in assets under management were as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Balance, beginning of period	$768	$1,039	$774	$1,216
Net cash flow in (out)	77	(420)	47	(490)
Net market appreciation (depreciation)	5	3	29	(104)
Balance, end of period	$850	$622	$850	$622

The change in assets under management in our wholly-owned managers during the third quarter of 2021 is primarily due to new subscriptions and investments from third-parties and net market appreciation. The change in assets under management in our wholly-owned managers during the third quarter of 2020 is primarily due to liquidation and redemptions from certain funds. The change in assets under management in our wholly-owned managers during the first nine months of 2021 is primarily due to new subscriptions and investments from third-parties and net market appreciation, partially offset by redemptions from and liquidations of certain funds. The change in assets under management in our wholly-owned managers during the first nine months of 2020 is primarily due to the liquidation and redemptions from certain funds and market depreciation during the period.

Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which "Regulatory Assets Under Management" is reported to the SEC on Form ADV.

Asset Management Investments

Our asset management business makes seed and additional strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the revenues or profits of the affiliated manager. Our asset management investments generated an investment return of $4.9 million and $124.2 million for the third quarter of 2021 and 2020, respectively, and $219.2 million and $163.4 million for the first nine months of 2021 and 2020, respectively. The following table reflects amounts invested by asset manager (in thousands):

	August 31, 2021	November 30, 2020

Jefferies Financial Group Inc., as manager:
Fund investments (1)	$192,297	$258,893
Separately managed accounts (2)	256,641	352,084
Total	448,938	610,977

Third-party, as manager:
Fund investments	825,636	650,585
Separately managed accounts (2)	342,412	323,943
Investments in asset managers	190,577	162,268
Total	1,358,625	1,136,796
Total asset management investments	$1,807,563	$1,747,773

(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund, and accordingly, the assets and liabilities of the fund are included in the representative line items in the consolidated financial statements. At August 31, 2021 and November 30, 2020, $49.4 million and $0.1 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented in the Consolidated Statements of Financial Condition within each respective line item.
Collectively, we and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $21.9 billion and $16.0 billion at August 31, 2021 and November 30, 2020, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund or the net capital invested in a separately managed account. (In the third quarter of 2021, we made changes to our aggregate assets under management to exclude the aggregate par value of collateralized loan obligations that are managed by Jefferies Finance, in order to better align the manner in which we evaluate our asset management businesses, and have presented the amount at November 30, 2020 on a comparable basis.) These include the following:

•$18.4 billion and $12.6 billion as of August 31, 2021 and November 30, 2020, respectively - This includes the assets under management raised by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement. In some instances, due to the timing of payments and crystallization of profits or revenue, the majority of revenue related to these relationships will be realized at their calendar year-end (during our first fiscal quarter).
•$2.6 billion and $2.6 billion as of August 31, 2021 and November 30, 2020, respectively - Net asset values of investments made by us in funds or separately managed accounts. At times, we will incubate strategies using our own capital during the institutional build-out phase before opening investments to outside capital. This net asset value includes our seed capital of $1.6 billion and $1.5 billion as of August 31, 2021 and November 30, 2020, respectively, in addition to amounts financed of $1.0 billion and $1.1 billion as of August 31, 2021 and November 30, 2020, respectively, invested in funds and separately managed accounts that are managed by us and our affiliated asset managers.
•$0.9 billion and $0.8 billion as of August 31, 2021 and November 30, 2020, respectively - This includes third-party investments actively managed by wholly-owned divisions.

Merchant Banking

A summary of results for Merchant Banking is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Net revenues	$271,608	$220,887	$887,939	$532,608

Expenses:
Compensation and benefits	21,763	20,573	77,762	51,736
Cost of sales	151,510	82,657	390,916	235,871
Interest expense	5,744	7,398	18,323	24,453
Depreciation and amortization	16,584	14,408	50,619	50,627
Selling, general and other expenses	45,475	30,157	119,078	157,990
Total expenses	241,076	155,193	656,698	520,677

Income (loss) before income taxes and income (loss) related to associated companies	30,532	65,694	231,241	11,931
Income (loss) related to associated companies	(27,176)	5,053	(61,270)	(69,523)
Income (loss) before income taxes	$3,356	$70,747	$169,971	$(57,592)

A summary of results for Merchant Banking by source is as follows (in thousands):

	Revenues	Expenses	Income (Loss) from Associated Companies	Total Pre-Tax Income (Loss)

For the three months ended August 31, 2021
Oil and gas	$44,918	$35,479	$—	$9,439
Idaho Timber	118,917	121,282	—	(2,365)
Real estate	66,617	47,947	169	18,839
Other	41,156	36,368	(27,345)	(22,557)
Total	$271,608	$241,076	$(27,176)	$3,356

For the three months ended August 31, 2020
Oil and gas	$3,658	$28,518	$—	$(24,860)
Idaho Timber	119,752	89,116	—	30,636
Real estate	8,169	10,243	2,532	458
Other	89,308	27,316	2,521	64,513
Total	$220,887	$155,193	$5,053	$70,747

	Revenues	Expenses	Income (Loss) from Associated Companies	Total Pre-Tax Income (Loss)

For the nine months ended August 31, 2021
Oil and gas	$95,306	$103,852	$—	$(8,546)
Idaho Timber	440,920	351,138	—	89,782
Real estate	112,260	95,642	(2,948)	13,670
Other	239,453	106,066	(58,322)	75,065
Total	$887,939	$656,698	$(61,270)	$169,971

For the nine months ended August 31, 2020
Oil and gas	$118,208	$144,245	$—	$(26,037)
Idaho Timber	282,774	240,174	—	42,600
Real estate	31,364	40,857	(50,910)	(60,403)
Other	100,262	95,401	(18,613)	(13,752)
Total	$532,608	$520,677	$(69,523)	$(57,592)

Oil and Gas

Oil and gas results for the third quarter of 2021 were higher than the third quarter of 2020 primarily due to decreased unrealized losses related to oil hedge derivatives and increased production revenues, partially offset by increased operating expenses. Oil and gas net revenues totaled $44.9 million and $3.7 million during the third quarter of 2021 and 2020, respectively, and primarily consist of three components:

•Production revenues (including the impact of realized gains and losses related to oil hedges) were $45.3 million and $34.5 million during the third quarter of 2021 and 2020, respectively. The increase in production revenues related to increases in oil prices and higher volumes, partially offset by greater realized losses on oil hedges. Production revenues included realized gains (losses) on oil hedges of $(5.1) million and $13.0 million during the third quarter of 2021 and 2020, respectively.
•Net unrealized gains (losses) related to oil hedge derivatives were $(0.4) million and $(29.7) million in the third quarter of 2021 and 2020, respectively. As discussed further in Note 3 to the consolidated financial statements, Vitesse Energy Finance uses swaps and call and put options to reduce exposure to future oil price fluctuations. For the third quarter of 2021, approximately 45% of oil production was hedged at a weighted average price of approximately $52/barrel.
•Mark-to-market gains (losses) related to a financial instrument owned held at fair value were not material for the third quarter of 2021 and $(1.1) million during the third quarter of 2020.

Oil and gas results for the first nine months of 2021 were higher than the first nine months of 2020 primarily due to slightly increased production revenues during the first nine months of 2021 and impairment charges recorded during the first nine months of 2020 partially offset by increased unrealized losses related to oil hedge derivatives. Oil and gas net revenues totaled $95.3 million and $118.2 million during the first nine months of 2021 and 2020, respectively, and primarily consist of three components:
•Production revenues (including the impact of realized gains and losses related to oil hedges) were $123.2 million and $119.8 million during the first nine months of 2021 and 2020, respectively. The increase in production revenues related to higher oil and gas prices and slightly higher volumes due to fewer inactive wells, partially offset by greater realized losses on oil hedges due to the higher oil prices. Production revenues included realized gains (losses) on oil hedges of $(5.2) million and $39.7 million during the first nine months of 2021 and 2020, respectively.
•Net unrealized gains (losses) related to oil hedge derivatives were $(27.9) million and $5.2 million in the first nine months of 2021 and 2020, respectively. For the first nine months of 2021, approximately 54% of oil production was hedged at a weighted average price of approximately $55/barrel. For the remainder of 2021, approximately 36% of expected oil production is hedged at a weighted average price of approximately $52/barrel.
•Mark-to-market gains (losses) related to a financial instrument owned held at fair value were not material during the first nine months of 2021 and $(6.8) million during the first nine months of 2020.

Total expenses for oil and gas were $35.5 million during the third quarter of 2021 as compared to $28.5 million during the third quarter of 2020. The increase in expenses was primarily due to higher production volumes and higher oil and gas prices. Total expenses for oil and gas were $103.9 million during the first nine months of 2021 as compared to $144.2 million during the first nine months of 2020. The decrease in expenses was primarily due to non-cash charges in the first nine months of 2020 of $33.0 million to write down JETX Energy's oil and gas assets to reflect the impact of oil price declines during the period and $13.2 million to write down Vitesse Energy Finance's oil and gas assets in the DJ Basin.
Idaho Timber
During the third quarter of 2021, lumber prices have declined substantially from recently established all-time highs, resulting in a substantial decline in revenues during the third quarter of 2021. Net revenues decreased in the third quarter of 2021 as compared to the same period in 2020, primarily due to a decrease in weekly shipments by 22% partially offset by an increase in the average selling price of 28%. During the first nine months of 2021, high demand for wood for home improvement and construction led to favorable pricing and record results for Idaho Timber. Net revenues increased in the first nine months of 2021 as compared to the same period in 2020, primarily due to an increase in the average selling price of 78%.
The increase in total expenses for Idaho Timber in the third quarter and first nine months of 2021 as compared to the same periods in 2020 primarily reflects increased cost of sales, as well as charges to adjust its inventory carrying value to substantially lower lumber prices and, for the first nine months of 2020, increased compensation expense.
Real Estate

The increase in real estate revenues and expenses in the third quarter and first nine months of 2021 as compared to the same periods in 2020 primarily reflects increased revenues from sales of properties and the related cost of sales. During the third quarter of 2021, we sold a self-storage facility and recognized revenues of $26.4 million and cost of sales of $12.4 million related to this sale. Income (loss) related to real estate associated companies for the first nine months of 2020, includes a non-cash charge of $55.6 million to fully write off the value of HomeFed's RedSky JZ Fulton Investors joint venture investment due to the softening of the Brooklyn real estate market and a non-cash charge of $6.9 million to fully write off HomeFed's interest in the Brooklyn Renaissance Plaza hotel related to the significant impact of COVID-19.

Other

Other revenues reflect realized and unrealized gains (losses) on financial instruments owned, which are held at fair value, of $3.5 million and $60.4 million for the third quarter of 2021 and 2020, respectively, and $134.9 million and $30.1 million for the first nine months of 2021 and 2020, respectively. The gains (losses) on financial instruments owned include mark-to-market changes in the value of our investments in public companies of $7.7 million and $55.6 million for the third quarter of 2021 and 2020, respectively, and $104.9 million and $15.9 million for the first nine months of 2021 and 2020, respectively. The first nine months of 2020, also includes a gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in our portfolio investments.

Corporate

A summary of results of operations for Corporate is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Net revenues	$955	$591	$2,269	$11,908

Expenses:
Compensation and benefits	6,466	9,790	29,035	25,819
Depreciation and amortization	564	869	2,306	2,631
Selling, general and other expenses	4,375	5,550	13,954	19,684
Total expenses	11,405	16,209	45,295	48,134
Loss before income taxes	$(10,450)	$(15,618)	$(43,026)	$(36,226)

Corporate expenses include share-based compensation expense of $2.1 million and $3.2 million for the third quarter of 2021 and 2020, respectively, and $14.2 million and $10.5 million for the first nine months of 2021 and 2020, respectively. Share-based compensation expense is higher in the first nine months of 2021 as it reflects $7.0 million related to the full current fair value of certain share-based grants made during this period, which were fully vested upon grant.

Parent Company Interest

Parent company interest expense totaled $13.8 million and $14.1 million for the third quarter of 2021 and 2020, respectively, and $41.5 million and $39.8 million for the first nine months of 2021 and 2020, respectively. Total amounts of interest expense may fluctuate due to capitalization of interest.

Subsequent to quarter-end on October 8, 2021, we announced a tender offer for any and all of our $750.0 million outstanding 5.50% Senior Notes due October 18, 2023. Interest expense in future periods will be reduced based on the amount of debt that is tendered.

Income Taxes

Our provisions for income taxes were $145.7 million and $484.8 million, respectively, for the third quarter and first nine months of 2021, representing an effective tax rate of 26.3% and 26.5%, respectively. Our provisions for income taxes were $107.4 million and $185.1 million, respectively, for the third quarter and first nine months of 2020, representing an effective tax rate of 26.1% and 28.7%, respectively. The decrease in the effective tax rate for the first nine months of 2021, as compared to the first nine months of 2020, is primarily due to our substantially higher earnings before income taxes minimizing the impact of nondeductible expenses and interest.

Selected Statement of Financial Condition Data

The tables below reconcile the balance sheet for each of our segments to our consolidated balance sheet (in thousands):

	August 31, 2021
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$7,177,581	$9,052	$191,254	$2,103,027	$—	$9,480,914
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	514,519	—	—	—	—	514,519
Financial instruments owned, at fair value	17,166,326	2,119,872	448,905	—	—	19,735,103
Loans to and investments in associated companies	1,131,749	161,518	451,698	—	—	1,744,965
Securities borrowed	6,212,491	—	—	—	—	6,212,491
Securities purchased under agreements to resell	8,011,550	—	—	—	—	8,011,550
Securities received as collateral, at fair value	9,853	—	—	—	—	9,853
Receivables	5,903,548	319,229	837,310	7,554	—	7,067,641
Property, equipment and leasehold improvements, net	863,302	5,863	35,849	9,523	—	914,537
Intangible assets, net and goodwill	1,714,872	143,312	46,979	—	—	1,905,163
Other assets	892,980	12,736	1,370,054	452,092	(287,199)	2,440,663
Total assets	49,598,771	2,771,582	3,382,049	2,572,196	(287,199)	58,037,399

Liabilities
Long-term debt (1) (2)	6,231,782	1,122,563	322,619	993,764	—	8,670,728
Other liabilities	37,018,374	791,645	1,043,834	236,055	(287,199)	38,802,709
Total liabilities	43,250,156	1,914,208	1,366,453	1,229,819	(287,199)	47,473,437

Redeemable noncontrolling interests	—	—	38,249	—	—	38,249
Mandatorily redeemable convertible preferred shares	724	3,214	14,892	—	—	18,830
Noncontrolling interests	—	—	—	125,000	—	125,000
Total Jefferies Financial Group Inc. shareholders' equity	$6,347,891	$854,160	$1,962,455	$1,217,377	$—	$10,381,883

(1)    Jefferies Group long-term debt of $7.35 billion at August 31, 2021 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.
(2)    Long-term debt within Merchant Banking of $322.6 million at August 31, 2021, primarily includes $248.1 million for real estate businesses and $74.6 million for Vitesse Energy Finance. At August 31, 2021, Vitesse Energy Finance had $75.0 million drawn out of the maximum $120.0 million borrowing base on its credit facility. See Note 11 in our consolidated financial statements for additional information.

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

(1)    Jefferies Group long-term debt of $6.90 billion at November 30, 2020 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.
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

The table below presents our capital by significant business and investment (in thousands):

	August 31, 2021	November 30, 2020

Jefferies Group	$6,956,195	$6,407,954

Assets held on behalf of Asset Management (excluding Jefferies Group)	245,856	234,049

Merchant Banking:
Oil and gas	505,162	526,642
Real estate	492,334	531,553
Linkem	155,034	198,991
FXCM	109,448	133,375
Idaho Timber	94,067	85,595
Investments in public companies	307,207	192,363
Other	299,203	271,890
Total Merchant Banking	1,962,455	1,940,409

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	1,217,377	821,481
Total Capital	$10,381,883	$9,403,893

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
◦We own approximately 42% of the common shares of Linkem, as well as convertible preferred shares and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at August 31, 2021. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem deployed its first 5G towers in late 2020 and plans to rapidly increase its network coverage and service offerings over the coming years as it upgrades to 5G, adds subscribers and leverages its assets. Linkem is accounted for under the equity method.
◦Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2022 ($71.6 million principal outstanding at August 31, 2021), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity in FXCM. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.
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
Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time, total $2.35 billion at August 31, 2021 and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in the Consolidated Statement of Financial Condition as cash and cash equivalents and financial instruments owned, at fair value. At August 31, 2021, $1.93 billion of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.
During the first nine months of 2021, our parent company received cash distributions of $802.7 million from our subsidiary businesses, including $560.0 million from Jefferies Group. We also received $97.8 million from divestitures.
Our recurring cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, aggregate approximately $354.9 million on an annual basis. Dividends paid during the first nine months of 2021 of $161.3 million include quarterly dividends of $0.20 per share for each of the first two quarters of 2021 and $0.25 for the third quarter of 2021. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
For many years, we benefited from federal net operating loss carryovers ("NOLs") which substantially offset our federal cash tax requirements. As a result of full utilization of our federal NOLs and other tax attributes, we are incurring and paying federal taxes in 2021.

Our primary long-term parent company cash requirement is our $1.0 billion principal outstanding as of August 31, 2021 under our long-term debt, of which $750.0 million is due in 2023 and $250.0 million in 2043. Subsequent to quarter-end on October 8, 2021, we announced a tender offer for any and all of our $750.0 million outstanding 5.50% Senior Notes due October 18, 2023. Parent company liquidity will be reduced by the amount of debt that is tendered. As we generate excess liquidity, we evaluate the best use of the proceeds, which may include reductions to existing debt, share repurchases, special dividends, investments in our businesses, or any of a number of other options available to us.
Shares Outstanding

During the first nine months of 2021, we purchased a total of 6,500,000 of our common shares for $179.3 million, or an average price per share of $27.59. At August 31, 2021, we had approximately $198.2 million available for future repurchases. In September 2021, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $198.2 million.
At August 31, 2021, we had outstanding 245,557,193 common shares, 21,095,000 share-based awards that do not require the holder to pay any exercise price and 5,132,000 stock options that require the holder to pay an average exercise price of $23.69 per share. The 21,095,000 share-based awards include the target number of shares under the senior executive award plan. Additionally, we have mandatorily redeemable convertible preferred shares that are currently convertible into 4,440,863 common shares, at an effective conversion price of $28.15 per share. At August 31, 2021, the maximum potential increase to common shares outstanding resulting from these outstanding awards and the preferred shares is 30,668,000 (potentially an aggregate of 276,225,193 outstanding common shares if all awards and preferred shares become outstanding common shares).

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

Liquidity Target: We hold a parent company liquidity reserve calculated as a minimum of twenty-four months of holding company expenses (excluding non-cash components), parent company interest, principal repayments and dividends.

Liquidity reserve (in thousands):	August 31, 2021
Minimum reserve under liquidity target	$709,700
Actual liquidity	$2,347,500

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

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended August 31, 2021	Nine Months Ended August 31, 2020

Cash, cash equivalents and restricted cash at beginning of period	$9,664,972	$8,480,435
Net cash provided by operating activities	86,545	1,307,858
Net cash used for investing activities	(256,666)	(188,404)
Net cash provided by (used for) financing activities	575,848	(221,719)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,704	19,723
Cash, cash equivalents and restricted cash at end of period	$10,072,403	$9,397,893

During the first nine months of 2021, net cash provided by operating activities primarily reflects funds provided by Jefferies Group of $291.9 million, funds provided by our Merchant Banking operations of $234.3 million and Corporate tax payments $451.1 million.

During the first nine months of 2020, net cash provided by operating activities primarily relates to funds provided by Jefferies Group of $1.19 billion. Net losses related to property and equipment, and other assets include non-cash charges of $53.3 million to write down the value of certain of our investments during the first nine months of 2020.
During the first nine months of 2021, net cash used for investing activities principally reflects $2.29 billion of loans to and investments in associated companies and $2.31 billion of capital distributions and loan repayments from associated companies.
During the first nine months of 2020, net cash used for investing activities principally reflects $1.39 billion of loans to and investments in associated companies and $1.37 billion of capital distributions and loan repayments from associated companies.
During the first nine months of 2021, net cash provided by financing activities primarily relates to funds provided by Jefferies Group of $789.3 million, including funds provided by the issuance of debt of $1.23 billion and proceeds from other secured financings of $779.5 million, partially offset by funds used for the repayment of debt of $1.20 billion. Additionally, funds provided by financing activities includes the issuance of debt of $237.5 million and proceeds from other secured financings of $271.8 million in our Merchant Banking segment. This was partially offset by funds used to repurchase common shares for treasury of $181.9 million, funds used for the repayment of debt of $381.1 million in our Merchant Banking segment and funds used to pay dividends of $161.3 million.
During the first nine months of 2020, net cash used for financing activities primarily relates to funds used to repurchase common shares for treasury of $623.5 million and funds used to pay dividends of $122.9 million. This was partially offset by funds provided by Jefferies Group of $442.0 million, including funds provided by the issuance of debt of $2.09 billion and proceeds from other secured financings of $323.9 million, partially offset by funds used for the repayment of debt of $1.95 billion.
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

At August 31, 2021, the Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 financial instruments owned, at fair value that are approximately 2% of total financial instruments owned, at fair value.

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

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months Ended August 31, 2021	Year Ended November 30, 2020
Securities purchased under agreements to resell:
Period end	$8,012	$5,097
Month end average	9,455	8,040
Maximum month end	12,321	12,061

Securities sold under agreements to repurchase:
Period end	$7,572	$8,316
Month end average	11,757	13,501
Maximum month end	19,207	18,979

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
To ensure that inventory does not need to be liquidated in the event of a funding stress, we seek to maintain surplus cash capital. Jefferies Group's total long-term capital of $13.57 billion at August 31, 2021 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Modeled Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At August 31, 2021, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Modeled Liquidity Outflow. Jefferies Group regularly refines its model to reflect changes in market or economic conditions and the firm's business mix.
Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	August 31, 2021	Average Third Quarter 2021 (1)	November 30, 2020
Cash and cash equivalents:
Cash in banks	$1,695,518	$3,245,491	$1,979,058
Money market investments (2)	5,490,874	3,240,367	5,132,871
Total cash and cash equivalents	7,186,392	6,485,858	7,111,929

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,646,881	1,427,446	1,180,410
Other (4)	367,747	424,326	312,511
Total other sources	2,014,628	1,851,772	1,492,921
Total cash and cash equivalents and other liquidity sources	$9,201,020	$8,337,630	$8,604,850

(1)Average balances are calculated based on weekly balances.
(2)At August 31, 2021 and November 30, 2020, $5.48 billion and $5.12 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million at both August 31, 2021 and November 30, 2020 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended August 31, 2021 was $3.23 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2021, repurchase financing can be readily obtained for 70.6% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies Group's financial instruments owned by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	August 31, 2021		November 30, 2020
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$2,762,673	$368,787	$2,191,536	$238,129
Corporate debt securities	2,301,518	30,670	2,298,591	50,217
U.S. government, agency and municipal securities	5,033,369	118,070	3,336,361	110,586
Other sovereign obligations	2,106,288	1,523,792	2,518,928	1,101,272
Agency mortgage-backed securities (1)	1,078,076	—	1,652,743	—
Loans and other receivables	267,519	—	564,112	—
Total	$13,549,443	$2,041,319	$12,562,271	$1,500,204

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

Secured Financing

Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short- and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. At August 31, 2021, approximately 60% of Jefferies Group's cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. During the first nine months of 2021, an average of approximately 70.7% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately nine months at August 31, 2021.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At August 31, 2021, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and floating rate puttable notes, totaled $307.3 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $429.0 million and $711.6 million for the third quarter and first nine months of 2021, respectively.
Jefferies Group's short-term borrowings include facilities that contain certain covenants that, among other things, require it to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of its subsidiaries that are borrowers. At August 31, 2021, Jefferies Group was in compliance with all covenants under these facilities. Jefferies Group's facilities, which are with a bank and are included within short-term borrowings, were $300.0 million at August 31, 2021. Interest is based on a rate per annum at spreads over the Federal Funds Rate as defined in the credit agreements.

Jefferies Group's short-term borrowings at August 31, 2021 also include floating rate puttable notes of $6.8 million and other bank loans of $0.5 million.

In addition, a bank has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12% based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Jefferies Group Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At August 31, 2021, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statements of Financial Condition. At August 31, 2021, the outstanding notes were $3.55 billion, bear interest at a spread over London Interbank Offered Rate ("LIBOR") and mature from September 2021 to August 2023.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at August 31, 2021 is $7.35 billion. Jefferies Group's unsecured long-term debt, which excludes its revolving credit facility, secured credit facility and the secured bank loan, has a weighted average maturity of approximately 10.2 years.
During the nine months ended August 31, 2021, Jefferies Group's long-term debt increased $458.7 million, primarily due to an increase of $375.0 million from its borrowings under Jefferies Group's Secured Credit Facility, approximately $50.6 million of structured notes issuances, net of retirements, a $59.0 million net increase due to Jefferies Group's Revolving Credit Facility and changes in instrument specific credit risk on its structured notes, partially offset by decreases associated with interest rate swaps based on their designation as fair value hedges. At August 31, 2021, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at August 31, 2021 was $1.79 billion.

Subsequent to quarter-end, on October 8, 2021, Jefferies Group issued 2.625% senior notes with a principal amount of $1.0 billion, due 2031. In addition, Jefferies Group gave notice to the trustee and debt holders of its 5.125% senior notes, due January 20, 2023, of its plan to redeem the outstanding aggregate principal amount (carrying value of $756.5 million at August 31, 2021) of these notes.

During April 2021, Jefferies Group entered into a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks following the maturity of its previous revolving credit facility. At August 31, 2021, borrowings under the Jefferies Group Revolving Credit Facility amounted to $248.9 million. Interest is based on an adjusted LIBOR Rate, as defined in the credit agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at August 31, 2021, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and Jefferies Group expects to remain in compliance given its current liquidity and anticipated funding requirements given its business plan and profitability expectations.

During May 2021, Jefferies Group entered into a Secured Credit Facility agreement ("Jefferies Group Secured Credit Facility") with a bank under which it has borrowed $375.0 million at August 31, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Jefferies Group Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require a certain subsidiary of Jefferies Group to maintain specified leverage amounts and impose certain restrictions on its future indebtedness. At August 31, 2021, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Secured Credit Facility.

During August 2021, Jefferies Group entered into a senior unsecured revolving credit facility ("Jefferies Group Unsecured Revolving Credit Facility") agreement with a bank for an aggregate committed amount of $350.0 million. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate or a Base Rate, as defined in the credit agreement. The Jefferies Group Unsecured Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth, net cash capital and a minimum regulatory net capital requirement for Jefferies LLC. At August 31, 2021, Jefferies Group was in compliance with all covenants under the Jefferies Group Unsecured Revolving Credit Facility. At August 31, 2021, Jefferies Group did not have any borrowing outstanding under the Jefferies Group Unsecured Revolving Credit Facility.

One of Jefferies Group's subsidiaries had a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million ("Jefferies Group Secured Bank Loan"). This Jefferies Group Secured Bank Loan matured on September 27, 2021 and was collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan was 1.25% plus LIBOR. The agreement contained certain covenants that, among other things, restricted lien or encumbrance upon any of the pledged collateral. At August 31, 2021, Jefferies Group was in compliance with all covenants under the Jefferies Group Loan and Security Agreement.

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2021, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $105.7 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Modeled Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer, Jefferies LLC, registered with the Securities and Exchange Commission ("SEC") and member firms of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies LLC's net capital and excess net capital at August 31, 2021 were $2.06 billion and $1.94 billion, respectively. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries of Jefferies Group are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom ("U.K."). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. On October 6, 2021, Jefferies Financial Services, Inc. ("JFSI"), a registered swap dealer, became subject to the CFTC's regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI will be required to register as a securities based swap dealer with the SEC by November 1, 2021. Further, in September 2021, JFSI filed an application with the SEC to become an OTC derivatives dealer, which upon approval, would subject JFSI to the SEC's net capital requirements. JFSI is expected to be in compliance with these requirements upon final approval of its application by the SEC.

The regulatory capital requirements referred to above may restrict Jefferies Group's ability to withdraw capital from its regulated subsidiaries.

Some of our other consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the parent company.

Other Developments

The U.K. left the European Union on January 31, 2020 and the current transition period ended on December 31, 2020. On January 1, 2021, Jefferies Group's U.K. broker-dealer, Jefferies International Limited, was no longer able to provide services to European clients under the passport regime. Jefferies Group has taken steps to ensure its ability to provide services to its European clients without interruption by establishing a wholly-owned subsidiary in Germany ("Jefferies GmbH"), which is authorized and regulated in Germany by the Federal Financial Services Authority ("BaFin"). As of January 1, 2021, all of Jefferies Group's European clients were migrated to Jefferies GmbH to conduct business across all of Jefferies Group's European investment banking, fixed income and equity platforms. There were no client disruptions or settlement issues experienced after this migration.

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
Excluding Jefferies Group, Financial instruments owned, at fair value include corporate equity securities with an aggregate fair value of $413.1 million at August 31, 2021. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $41.3 million.
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

For a discussion of liquidity and capital risk management, refer to the "Liquidity and Capital Resources" section herein.

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
There was a decrease in Jefferies Group's average daily VaR to $12.69 million for the third quarter of 2021 from $15.77 million for the second quarter of 2021. The decrease was primarily driven by lower equity price and interest rate and credit spreads VaR following position reductions. Furthermore, a number of volatile days from 2020 dropped out of Jefferies Group's times series which further reduced overall VaR. The decrease was partially offset by a lower diversification benefit across asset classes and business divisions.

The following table illustrates each separate component of VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data (in millions):

Daily VaR (1) Value-at-Risk in Trading Portfolios
Risk Categories	VaR at August 31, 2021	Daily VaR for the Three Months Ended August 31, 2021			VaR at May 31, 2021	Daily VaR for the Three Months Ended May 31, 2021
		Average	High	Low		Average	High	Low

Interest Rates and Credit Spreads	$3.74	$4.11	$5.63	$3.28	$4.06	$5.08	$10.77	$3.21
Equity Prices	8.91	11.59	18.51	7.04	15.53	14.83	18.98	10.57
Currency Rates	0.04	0.09	0.22	0.04	0.06	0.14	0.31	0.06
Commodity Prices	0.20	0.35	0.56	0.17	0.43	0.55	0.77	0.37
Diversification Effect (2)	(2.35)	(3.45)	N/A	N/A	(3.60)	(4.83)	N/A	N/A

Firmwide	$10.54	$12.69	$19.45	$8.36	$16.48	$15.77	$20.30	$12.37

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the third quarter of 2021, results of the evaluation at the aggregate level demonstrated two days when the net trading loss exceeded the 95% one day VaR.
The chart below reflects our daily VaR over the last four quarters. The increases from October 2020 through mid-January 2021 were driven by the high historical volatility observed throughout the initial period in 2020 driven by the impact of COVID-19. The lower trend from January 2021 to the end of February 2021 was driven by exposure reductions, while equity exposure increased at various points from March 2021 through early June 2021. VaR trended lower in the current quarter due to position reductions and as a number of volatile days from 2020 dropped out of the time series.

Daily Net Trading Revenue
There were 20 days with trading losses out of a total of 65 trading days in the third quarter of 2021. The loss days during the third quarter of 2021 were primarily driven by certain equity funds in Jefferies Group's Asset Management business, combined with idiosyncratic positions in Jefferies Group's equity trading that prior to quarter-end were substantially liquidated. The histogram below presents the distribution of Jefferies Group's actual daily net trading revenue for substantially all of its trading activities for the third quarter of 2021 (in millions).
Other Risk Measures

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2021 (in thousands):

10% Sensitivity
Investment in funds (1)	$101,441
Private investments	15,850
Corporate debt securities in default	8,668
Trade claims	4,243
(1)    Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 3 in our consolidated financial statements.

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.6 million at August 31, 2021, which is included in Accumulated other comprehensive income (loss).
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
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a counterparty to derivative contracts, as a direct lender and through extending loan commitments and providing securities-based lending and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of our credit risk are:
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
The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at August 31, 2021 and November 30, 2020 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020
AAA Range	$—	$—	$—	$1.1	$—	$0.1	$—	$1.2	$5,490.9	$5,132.9	$5,490.9	$5,134.1
AA Range	60.2	45.2	109.0	111.7	23.5	9.8	192.7	166.7	9.4	7.8	202.1	174.5
A Range	0.5	0.2	570.5	542.2	227.8	147.2	798.8	689.6	1,678.2	1,967.9	2,477.0	2,657.5
BBB Range	250.2	250.5	140.2	110.2	12.0	18.1	402.4	378.8	1.8	2.2	404.2	381.0
BB or Lower	40.0	50.0	1.6	8.3	106.2	201.6	147.8	259.9	0.1	0.1	147.9	260.0
Unrated	116.6	142.0	—	—	—	0.2	116.6	142.2	6.0	1.0	122.6	143.2
Total	$467.5	$487.9	$821.3	$773.5	$369.5	$377.0	$1,658.3	$1,638.4	$7,186.4	$7,111.9	$8,844.7	$8,750.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020
Asia/Latin America/Other	$15.0	$15.0	$91.9	$72.6	$6.9	$6.9	$113.8	$94.5	$271.7	$248.4	$385.5	$342.9
Europe	0.2	0.1	285.2	313.0	24.1	42.5	309.5	355.6	98.0	96.4	407.5	452.0
North America	452.3	472.8	444.2	387.9	338.5	327.6	1,235.0	1,188.3	6,816.7	6,767.1	8,051.7	7,955.4
Total	$467.5	$487.9	$821.3	$773.5	$369.5	$377.0	$1,658.3	$1,638.4	$7,186.4	$7,111.9	$8,844.7	$8,750.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020
Asset Managers	$0.2	$0.2	$—	$—	$1.5	$—	$1.7	$0.2	$5,490.9	$5,132.9	$5,492.6	$5,133.1
Banks, Broker-dealers	250.7	250.7	637.9	558.6	262.8	178.8	1,151.4	988.1	1,695.5	1,979.0	2,846.9	2,967.1
Corporates	123.8	132.7	—	—	100.8	183.9	224.6	316.6	—	—	224.6	316.6
As Agent Banks	—	—	160.4	190.0	—	—	160.4	190.0	—	—	160.4	190.0
Other	92.8	104.3	23.0	24.9	4.4	14.3	120.2	143.5	—	—	120.2	143.5
Total	$467.5	$487.9	$821.3	$773.5	$369.5	$377.0	$1,658.3	$1,638.4	$7,186.4	$7,111.9	$8,844.7	$8,750.3

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

The following tables reflect our top exposure to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure, as reflected in the Consolidated Statements of Financial Condition (in millions):

	August 31, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$681.3	$(342.9)	$(57.5)	$0.2	$54.5	$12.0	$71.3	$347.6	$418.9
Canada	123.8	(187.7)	101.8	—	69.3	191.3	7.1	298.5	305.6
Hong Kong	37.7	(17.2)	—	—	0.5	—	167.5	21.0	188.5
Germany	380.6	(415.9)	119.7	—	53.4	2.3	23.8	140.1	163.9
Austria	187.4	(69.9)	—	—	—	—	—	117.5	117.5
China	437.6	(330.9)	0.8	—	—	—	—	107.5	107.5
Switzerland	77.1	(46.8)	6.3	—	35.7	1.5	2.1	73.8	75.9
Australia	113.9	(92.5)	(19.1)	—	40.2	—	25.0	42.5	67.5
Ireland	78.7	(17.6)	2.9	—	—	—	—	64.0	64.0
Singapore	45.1	(26.0)	—	—	15.1	—	17.6	34.2	51.8
Total	$2,163.2	$(1,547.4)	$154.9	$0.2	$268.7	$207.1	$314.4	$1,246.7	$1,561.1

	November 30, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Italy	$1,929.5	$(921.6)	$(618.9)	$—	$—	$0.1	$—	$389.1	$389.1
United Kingdom	464.0	(235.8)	(46.7)	0.1	67.4	5.2	64.8	254.2	319.0
France	357.3	(290.9)	48.3	—	140.8	24.3	—	279.8	279.8
Germany	470.7	(352.7)	40.2	—	63.1	11.3	26.7	232.6	259.3
Australia	32.7	(17.8)	173.9	—	24.9	—	12.8	213.7	226.5
Hong Kong	35.2	(11.8)	0.7	—	0.1	—	157.4	24.2	181.6
Canada	417.3	(326.8)	1.3	—	20.4	64.3	2.1	176.5	178.6
Austria	151.2	(73.6)	—	—	—	—	—	77.6	77.6
India	50.9	(6.7)	—	—	—	—	24.3	44.2	68.5
Switzerland	104.0	(72.2)	2.9	—	31.6	1.3	0.4	67.6	68.0
Total	$4,012.8	$(2,309.9)	$(398.3)	$0.1	$348.3	$106.5	$288.5	$1,759.5	$2,048.0

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

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2021. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of August 31, 2021.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the third quarter of 2021 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2021 to June 30, 2021	—	$—	—	$250,000
July 1, 2021 to July 31, 2021	100,000	$31.91	100,000	$246,809
August 1, 2021 to August 31, 2021	1,400,000	$34.70	1,400,000	$198,230
Total	1,500,000		1,500,000

(1) At August 31, 2021, $198.2 million remains available for future purchases. In September 2021, the Board of Directors increased the share repurchase authorization to $250.0 million, including the $198.2 million.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended August 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: October 8, 2021	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)