Form 10-K
period 2021-11-30
Jefferies Financial Group Inc.
filed 2022-01-28
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	November 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number:  1-5721
JEFFERIES FINANCIAL GROUP INC.
(Exact Name of Registrant as Specified in its Charter)

New York			13-2615557
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

520 Madison Avenue	New York,	New York	10022
(Address of principal executive offices)			(Zip Code)
(212) 460-1900
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $1 per share	JEF	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at May 31, 2021 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date):  $7,016,359,737.
On January 20, 2022, the registrant had outstanding 241,856,046 Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant's Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 70.

PART I
Item 1.    Business.
Overview
Jefferies Financial Group Inc. ("Jefferies," "we," "our" or the "Company") is engaged in investment banking and capital markets and asset management. Our strategy focuses on continuing to build out our investment banking effort, enhancing our capital markets businesses and further developing our Leucadia Asset Management alternative asset management platform, while returning excess capital to shareholders. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, was established in 1962 and is the largest independent U.S.-headquartered global full-service integrated investment banking and securities firm.
We own a legacy portfolio of businesses and investments that we historically denominated as our "Merchant Banking" business and are reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways. We are well along in the process of liquidating this portfolio, with the intention of selling to third parties, distributing to shareholders or transferring the balance of this portfolio to our Asset Management reportable segment over the next few years.
Subsequent to year end, on December 1, 2021, we made a $477 million contribution of investments, including Foursight Capital and other Asset Management and Merchant Banking investments, to Jefferies Group. The net book value of our entire Merchant Banking portfolio and our asset management investments, held outside of Jefferies Group, totaled $2.1 billion at November 30, 2021. Pro forma for the $477 million of Merchant Banking and asset management investments that were contributed, the net book value of these assets held outside of Jefferies Group was $1.6 billion.
Over our last four fiscal years, we generated significant excess liquidity from operations and sales of Merchant Banking businesses. In keeping with our strategy, $3.9 billion was returned to shareholders, including 127 million shares repurchased at an average price of $21.55 per share (equal to 38% of book value at the beginning of this four-year period). In addition, in light of our performance and prospects, as well as our limited need for incremental equity capital, in January 2022, our Board of Directors increased our quarterly dividend to $0.30 per share, a 140% increase from two years ago, and increased our share buyback authorization back to a total of $250 million. We expect to continue to return capital to shareholders via dividends and buybacks, as well as, if financial conditions and circumstances permit, in-kind distributions or special cash dividends as we complete the wind down of the legacy Merchant Banking portfolio.
Our executive offices are located at 520 Madison Avenue, New York, NY 10022, as is the global headquarters of Jefferies Group. Our primary telephone number is (212) 460-1900 and our website address is www.jefferies.com. At November 30, 2021, we had 5,556 full-time employees, including 4,508 full-time employees at Jefferies Group. Jefferies Group retains a credit rating separate from Jefferies and remains a U.S. Securities and Exchange Commission ("SEC") reporting company.
The discussion in this Annual Report on Form 10-K should be read in conjunction with the Risk Factors presented in Item 1A of Part I and the Cautionary Statement for Forward-Looking Information and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II.
Recent Events
In July 2021, we entered into a strategic alliance with Sumitomo Mitsui Financial Group, Inc., Sumitomo Mitsui Banking Corporation and SMBC Nikko Securities Inc. (together referred to as "SMBC Group"). Through the strategic alliance, we expect to coordinate across highly accretive growth areas in the corporate and investment banking business. These initiatives are expected to strengthen the existing businesses of both firms, and enhance each firm's ability to support its clients' needs. Jefferies and SMBC Group will, among other things, coordinate efforts in the U.S. leveraged finance business to expand and scale existing offerings; form a global strategic partnership to seek cross-border M&A opportunities involving Japanese companies; and jointly pursue investment banking, capital markets and financing opportunities by leveraging both companies' respective strengths initially in the U.S. Healthcare sector.

SMBC Group has also provided Jefferies Group with a $350 million unsecured revolving credit facility and has acquired in the open market over 4% of our shares of common stock, further solidifying our relationship. In addition, SMBC Group is providing a subsidiary of JFIN Parent LLC ("Jefferies Finance"), a 50/50 joint venture between Jefferies Group and Massachusetts Mutual Life Insurance Company, a $1.65 billion revolving credit facility and a $250 million subordinated loan to help expand Jefferies Finance's leveraged finance origination and underwriting efforts.

In the fourth quarter of 2021, we reduced our future interest expense by repurchasing Jefferies Group's $750 million 5.125% senior notes due in 2023 and $308 million of our 5.50% senior notes due in 2023 and issuing $1.0 billion of new Jefferies Group 2.625% senior notes due in 2031.

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
Over 1,200 investment banking professionals operate in the Americas, Europe and Asia Pacific, and are organized into industry, product and geographic coverage groups. Our industry coverage groups include Consumer; Energy; Financial Services; Healthcare; Industrials; Technology, Media and Telecommunications; Real Estate, Gaming and Lodging; Financial Sponsors and Public Finance. Our product coverage groups include advisory (which comprises both mergers and acquisitions, and restructuring and recapitalization expertise), equity underwriting and debt underwriting. Our geographic coverage groups include teams based in major cities in the United States ("U.S."), London, Frankfurt, Paris, Milan, Madrid, Warsaw, Amsterdam, Stockholm, Mumbai, Hong Kong, Singapore, Sydney, Tokyo and Zurich.
Advisory Services

We provide mergers/acquisitions, restructurings/recapitalizations and private capital advisory services to companies, financial sponsors and government entities. In the mergers and acquisitions area, we advise business owners and corporations on mergers and acquisitions, divestitures, strategic ventures and corporate defense activities. In the restructuring and recapitalization area, we provide companies, bondholders and lenders a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations. As part of our private capital advisory business, we advise financial sponsors on the creation and structuring of funds and fund offerings, and we also advise large institutional investors on the sale of private equity limited partnership and co-investment interests.
Equity Underwriting
We provide a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private placements of equity, initial public offerings, including initial public offerings for special purpose acquisition companies, follow-on offerings, at the market offerings, block trades and equity-linked securities transactions.
Debt Underwriting
We provide a wide range of debt and acquisition financing capabilities to companies, financial sponsors and government entities. We focus on structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal debt, mortgage-backed and other asset-backed securities, and liability management solutions.
Corporate Lending
Jefferies Finance, a 50/50 joint venture between Jefferies Group and Massachusetts Mutual Life Insurance Company, is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments for both broadly syndicated and direct lending loans. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Loans are originated primarily through Jefferies Group's investment banking efforts and Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through Jefferies Group. The Portfolio and Asset Management business lines, collectively referred to as Jefferies Credit Partners, manages a broad portfolio of assets under management comprised of portions of loans it has arranged, as well as loan positions that it has purchased in the primary and secondary markets. Jefferies Credit Partners is comprised of three registered Investment Advisors: Jefferies Finance, Apex

Credit Partners LLC and JFIN Asset Management LLC, which serve as a private credit platform managing proprietary and third-party capital across comingled funds, separately managed accounts and collateralized loan obligations.
Equities
Equities Research, Capital Markets
We provide our clients full-service equities research, sales and trading capabilities across global equities markets. We earn commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter ("OTC") equity derivatives, convertible and other equity-linked products and closed-end funds. Our equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe and the Middle East and Africa; and Asia Pacific. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research and insights, trading ideas, market information and analyses across a range of industries and receive and execute client orders. Our equity research covers 2,800 companies around the world and a further more than 600 international companies are covered by our leading co-branded partner firms in local regions.
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
Fixed Income
Fixed Income Capital Markets
We provide our clients with sales and trading of investment grade corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage-backed and asset-backed securities, leveraged loans, consumer loans, high yield and distressed securities, emerging markets debt, interest rate and credit derivative products, as well as foreign exchange trade execution and securitization capabilities. Jefferies LLC is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies GmbH is designated in similar capacities for several countries in Europe. Additionally, through the use of repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and obtain funding for various of our inventory positions. We trade and make markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.
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

Real Estate
Berkadia Commercial Mortgage Holding LLC ("Berkadia") is Jefferies Group's 50/50 joint venture with Berkshire Hathaway, Inc. that provides capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial real estate. Berkadia originates commercial real estate loans, primarily in respect of multifamily housing units, for the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal Housing Authority using their underwriting guidelines and will typically sell the loans to such entities shortly after the loans are funded with Berkadia retaining the mortgage servicing rights. For loans sold to Fannie Mae, Berkadia assumes a shared loss position throughout the term of each loan, with a maximum loss percentage of approximately one-third of the original principal balance. Berkadia also originates and brokers commercial/multifamily mortgage loans, which are not part of the government agency programs.
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
Asset Management
Under the Leucadia Asset Management ("LAM") umbrella, we manage and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. LAM offers institutional clients an innovative range of investment strategies through its affiliated managers. Our products are currently offered to pension funds, insurance companies, sovereign wealth funds, and other institutional investors globally. The investment products under LAM range from multi-manager products to niche equity long/short strategies to credit strategies. We offer our affiliated asset managers access to capital, operational infrastructure and global marketing and distribution. We often invest seed or additional strategic capital for our own account in the strategies offered by us and associated third-party managers in which we have an interest.

We continue to expand our asset management efforts and establish further strategic relationships to expand our offerings including sector and region specific long/short equity and quantitative strategies.
Merchant Banking
We own a legacy portfolio of businesses and investments that we historically denominated as our "Merchant Banking" business and are reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways. We are well along in the process of liquidating this portfolio, with the intention of selling to third parties, distributing to shareholders or transferring the balance of this portfolio to our Asset Management reportable segment over the next few years.
Our remaining Merchant Banking portfolio primarily includes investments in Linkem S.p.A. ("Linkem"), 56% (fixed wireless broadband services in Italy); Vitesse Energy, LLC ("Vitesse Energy"), 97%, and JETX Energy, LLC ("JETX Energy"), 98%, (oil and gas); real estate, primarily HomeFed LLC ("HomeFed"), 100%; Idaho Timber, 100% (manufacturing); and FXCM Group, LLC ("FXCM"), 50% voting interest in FXCM and a majority of all distributions in respect of the equity of FXCM (provider of online foreign exchange trading services). The net book value of our entire Merchant Banking portfolio was $1.85 billion at November 30, 2021. Pro forma for the December 1, 2021 contribution of $194 million Merchant Banking investments to Jefferies Group, our net book value for our Merchant Banking portfolio was $1.66 billion.
Linkem
We own 56% (48% voting) of Linkem, the largest fixed wireless broadband service provider in Italy with approximately 650,000 subscribers. Linkem is upgrading its proprietary fixed wireless network to state-of-the-art 5G technology using its valuable nationwide 3.5GHz spectrum holdings. To improve efficiency, Linkem slowed down customer acquisition before launching 5G services and as a result its customer base declined by approximately 8% in 2021. Its 3.5GHz frequency band has been designated globally as one of the core bands for 5G services, placing Linkem in a strong position to continue its growth as fixed wireless broadband, mobile and new technologies converge on 5G connectivity. Linkem built its first 5G towers in late 2020 and commercially launched service in September 2021. It plans to rapidly increase its network coverage and service offerings over the coming years as it completes the upgrade to 5G, adds subscribers and leverages its network and spectrum assets. Expansion and customer acquisition costs are expected to result in operating losses over the next couple of years.

In December 2021, Linkem announced an agreement to merge its customer-facing retail operations into Tiscali S.p.A., a public Italian telecommunications company. If the transaction is completed, Linkem will become the majority shareholder of Tiscali. The combined company would be the fifth-largest broadband operator in Italy, and the largest provider of ultrabroadband fiber-to-the-home and fixed wireless access. Linkem's remaining infrastructure division would own the largest independent 5G network in Italy with an extensive spectrum portfolio offering fixed wireless, mobile, and private network services that support a wide variety of 5G applications to telecom carriers and other enterprise customers.
Our initial investment in Linkem was made in July 2011. Since that time, we have funded much of Linkem's growth and have become its largest shareholder. We own approximately 42% of the common shares of Linkem, as well as convertible preferred stock, which is automatically convertible to common shares in 2026, redeemable preferred stock with a redemption value of $107.6 million at November 30, 2021 and warrants. If our convertible preferred stock was converted and warrants were exercised on November 30, 2021, it would have increased our ownership to approximately 56% of Linkem's common equity. We currently have approximately 48% of the total voting securities of Linkem. The net book value of our investment in Linkem was $133.8 million at November 30, 2021.
Vitesse Energy
Vitesse Energy is our 97% owned consolidated subsidiary that acquires, invests and monetizes non-operated oil and gas working interests, royalties and minerals predominantly in the Bakken Shale oil field in the Williston Basin in North Dakota. Vitesse Energy's interests in flowing wells and Drilling Spacing Units ("DSUs") are operated by many of the U.S.'s leading operators. The undeveloped acreage within our DSUs is expected to be developed via new horizontal wells in the future by Vitesse Energy's operating partners. As Vitesse Energy's operators convert the undeveloped acreage into flowing horizontal wells, our working interests royalties, and minerals in the new wells produce cash flows via the sale of oil and gas. Vitesse Energy has acquired 47,200 net acres of leaseholds and has an interest in over 5,500 producing wells (120 net wells) with current production as of November 2021 of over 10,000 barrels of oil equivalent per day (over 80% of production is oil). Vitesse Energy also has 865 gross wells (19 net wells) that are currently drilling, completing, or permitted for future drilling. Our strategic priorities for Vitesse Energy are to selectively add to our DSUs, participate in future profitable horizontal wells with our operators, increase cash flow, maintain conservative leverage, limit the volatility of cash flows by appropriately hedging a portion of Vitesse Energy's oil production and profitably sell selective assets when appropriate. The net book value of our investment in Vitesse Energy was $501.5 million at November 30, 2021.
Real Estate Assets
Our real estate assets primarily consist of our 100% ownership of HomeFed, a developer and owner of residential and mixed-use real estate properties in California, New York, Florida, Virginia and South Carolina. HomeFed's key assets include Otay Ranch, a master planned community that is under development in Chula Vista, CA, made up of approximately 4,450 acres of land entitled for 13,050 total units; and Renaissance Plaza, a mixed-use asset in Brooklyn, NY, comprised of an office building, garage and hotel. The net book value of our investment in real estate businesses was $476.9 million at November 30, 2021.
Financial Information about Reportable Segments
Our operating and reportable segments consist of Investment Banking and Capital Markets; Asset Management; Merchant Banking; and Corporate. Our financial information regarding our reportable segments is contained in Note 26 in our consolidated financial statements.
Human Capital
Our people make up the fabric of our firm, which is comprised of diverse and innovative teams. We are focused on the durability, health and long-term growth and development of our business, as well as our long-term contribution to our shareholders, our clients, our employees, the communities in which we live and work, and society in general. Instrumental to all of this is our culture, which derives from our employees.
As of November 30, 2021, we had 5,556 employees located throughout the world. Our primary business and largest subsidiary, Jefferies Group, had 4,508 employees globally with approximately 64.1%, 24.2% and 11.7% of its workforce distributed across the Americas, Europe and Asia Pacific, respectively. Jefferies Group employees are predominantly in our Investment Banking and Capital Markets reportable segment or the support thereof. During fiscal 2021, Jefferies Group's overall employee count increased by 14.9%, primarily as a result of the growth of our investment banking business, as well as due to additions in technology and other corporate services staff to support our increased regulatory requirements and overall growth.

We had 967 employees in our Merchant Banking reportable segment as of November 30, 2021, which were predominantly located in the U.S. The majority of these individuals are employed by our wholly-owned subsidiary, Idaho Timber. As with most manufacturing operations, safety is a key component of the overall process and Idaho Timber has a multitude of safety programs in place designed to protect the health and well-being of its employees. These programs and other employee-focused initiatives help Idaho Timber retain experienced employees who create operating efficiencies critical to our overall success.
Talent Acquisition and Development
In order to compete effectively and continue to provide best in class service to our clients, we must attract, retain, and motivate qualified professionals. Our workforce is predominately composed of employees in roles such as investment bankers, salespeople, trading professionals, research professionals and other revenue producing or specialized personnel. During 2021, within Jefferies Group, we hired over 1,200 professionals globally and our voluntary turnover rate was approximately 12.2%, which makes our overall retention rate very high in our view. We believe our culture, our effort to maintain a meritocracy in terms of opportunity and our continued evolution and growth contribute to our success in attracting and retaining strong talent.

We also value continued training and development for all employees at the firm. We seek to equip our people at all stages in their careers with the tools necessary to become thoughtful and effective leaders. In 2021, we introduced a number of additional development programs including our inaugural Women in Leadership Series, a program focused on providing learning and development opportunities to position our female leaders for success. We also launched a leadership development program sponsored by our Jefferies Black & Latino Network (J-NOBLE) and Jefferies Ethnic Minority Society (JEMS) that is aimed at providing professional development and career advancement training to participants. Additionally, we offered customized training courses centered around Project Management, Communicating with Clarity and Impact, Managing in the New Normal, Finding and Using Your Strengths and Effective Sales Training for our employees.

Wellness

In addition to training and development programs, we have been incredibly focused on the well-being of our employees. We host frequent wellness webinars and offer confidential, 1:1 wellness counseling. To support our employee's physical well-being, we host virtual fitness classes and have partnered with a fitness app our employees can utilize.

Diversity, Equity, and Inclusion

The foundation of our culture is our approach to employee engagement, diversity, equity and inclusion, which is summed up in our Corporate Social Responsibility Principle: Respect People. We embrace diversity and inclusion, which we believe fosters creativity, innovation and thought leadership through the infusion of new ideas and perspectives. We have implemented a number of policies and measures focused on non-discrimination, sexual harassment prevention, health and safety, and training and education. We have strong internal partnerships with eight Employee Resource Groups that are fostering a diverse, inclusive workplace. Our Diversity Council, chaired by Rich Handler, gives our Employee Resource Groups a platform to come together and discuss best practices, as well as collaborate on firmwide diversity initiatives.

In conjunction with the Employee Resource Groups, firmwide Diversity and Inclusion initiatives are focused on open firm-wide dialogues, promotion of allyship and bias mitigation, and providing resources for development and recruiting the best talent from a diverse pool. In 2021, 100% of our Jefferies Group employees participated in Unconscious Bias Training. We have focused on improving the collection and transparency of diversity metrics and the information flow to senior leadership. An inaugural firmwide inclusion-focused employee engagement survey was launched in January 2021 enabling staff to provide feedback on an anonymous basis.

We are focused on broadening the pipeline from which we recruit and hiring diverse talent through both campus and lateral hiring initiatives. For campus recruiting, we have partnered with several organizations globally to broaden our pipeline of candidates. We host insight days and symposiums that describe Jefferies and Investment Banking to candidates that come from a diverse range of backgrounds. In 2021, we hired interns from over 100 colleges, universities, and business schools across the globe. For all roles, we recommend both a diverse slate of candidates to be considered for roles and a diverse panel of interviewers. Interviewing guides and resources are provided to hiring managers in an effort to support inclusive hiring. In 2021, we launched two targeted recruiting programs aimed at diversifying the pipeline of our lateral hires, including a career relaunch program, aimed at those who have taken a break from the workforce, and a job switch program aimed at recruiting individuals who are interested in changing careers into Equity Research.

Our Board of Directors has underscored our commitment to diversity by committing to appoint diverse candidates to fill the seats of at least one-third of our independent directors. In July 2021, we appointed two new female directors to our Board of Directors, which resulted in 55.6% of our independent directors being diverse.
Our Board of Directors has established an Environmental, Social and Governance ("ESG") Oversight Committee, which, among other things, oversees the sustainability matters arising from our business. In the beginning of 2021, the Board of Directors expanded the responsibilities of the ESG Committee to also include oversight over diversity and inclusion, and rebranded the Committee as the ESG, Diversity, Equity and Inclusion ("ESG/DEI") Committee. Establishing the ESG/DEI Committee demonstrates our and the Board of Director's ongoing commitment of driving and fostering diversity in the workforce and in the communities in which we operate.

We have also made a commitment to building a culture that provides opportunities for all employees regardless of our differences. As a result, we are able to pool our collective insights and intelligence to provide fresh and innovative thinking for our clients.
We encourage you to review our ESG Report (located on our website) for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our ESG Report or sections thereof, is deemed incorporated by reference into this Report. In addition, for discussion of the risks relating to our ability to attract, develop and retain highly skilled and productive employees, see "Part 1. Item 1A. Risk Factors."

Employee Benefits

Our benefits are designed to attract and retain employees by providing employees and their spouses, partners and families with health and wellness programs (medical, dental, vision and behavioral), retirement wealth accumulation, paid time off, income replacement (paid sick and disability leaves and life insurance) and family oriented benefits (parental leaves and child care assistance). We also endeavor to provide location specific health club, transportation and employee discounts.

Giving Back to Community

The firm is committed to giving back to our communities. In 2021, we donated $13.2 million to approximately 175 organizations across two "Doing Good" trading days. Additionally, through our Employee Resource Groups, employees have created lasting partnerships by volunteering time to support several of these charitable partners.
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

Regulation
Regulation in the U.S. The financial services industry in which we operate is subject to extensive regulation. In the U.S., the SEC is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission ("CFTC") is the federal agency responsible for the administration of laws relating to commodity interests (including futures, commodity options and swaps). In addition, the Financial Industry Regulatory Authority, Inc. ("FINRA") and the National Futures Association ("NFA") are self-regulatory organizations ("SROs") that are actively involved in the regulation of financial services businesses (securities businesses in the case of FINRA and commodities/futures businesses in the case of the NFA). In addition, broker-dealers that conduct securities activities involving municipal securities are subject to regulation by the Municipal Securities Rulemaking Board ("MSRB"). In addition to federal regulation, we are subject to state securities regulations in each state and U.S. territory in which we conduct securities or investment advisory activities. The SEC, FINRA, CFTC, NFA and state securities regulators conduct periodic examinations of broker-dealers, investment advisors, futures commission merchants ("FCMs"), swap dealers and security-based swap dealers ("SBS dealers"). The designated examining authority under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act") for Jefferies LLC's activities as a broker-dealer is FINRA, and the designated self-regulatory organization under the U.S. Commodity Exchange Act for Jefferies LLC's non-clearing FCM activities is the NFA. Financial services businesses are also subject to regulation and examination by state securities regulators and attorneys general in those states in which they do business. In addition, broker-dealers, investment advisors, FCMs, swap dealers and SBS dealers must also comply with the rules and regulation of clearing houses, exchanges, swap execution facilities and trading platforms of which they are a member.
Broker-dealers are subject to SEC, FINRA, MSRB and state securities regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure and requirements, anti-money laundering efforts, recordkeeping and the conduct of broker-dealer personnel including officers and employees (although state securities regulations are, in a number of cases, more limited). Registered investment advisors are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, custody of client assets, disclosures to clients, conflict of interest, insider trading and recordkeeping; and investment advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodity options, futures or swap transactions are subject to regulation by the CFTC and the NFA, and SBS dealers are subject to regulation by the SEC. Additional legislation, changes in rules promulgated by the SEC, FINRA, CFTC, NFA, other SROs of which the broker-dealer is a member, and state securities regulators, or changes in the interpretation or enforcement of existing laws or rules may directly affect the operations and profitability of broker-dealers, investment advisors, FCMs, commodity trading advisors, commodity pool operators, swap dealers and SBS dealers. The SEC, CFTC, FINRA, NFA, state securities regulators and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Jefferies LLC, its affiliates, including affiliated investment advisors, as well as its and their officers and employees (including, without limitation, injunctions, censures, fines, suspensions, directives that impact business operations (including proposed expansions), membership expulsions, or revocations of licenses and registrations).
SEC Regulation Best Interest ("Reg BI") requires that a broker-dealer and its associated persons act in a retail customer's best interest and not place their own financial or other interests ahead of a retail customer's interests when recommending securities transactions or investment strategies, including recommendations of types of accounts. To meet this best interest standard, a broker-dealer must satisfy four component obligations including a disclosure obligation, a care obligation, a conflict of interest obligation, and a compliance obligation and both broker-dealers and investment advisors are required to provide disclosures about their standard of conduct and conflicts of interest.
In addition, certain states, have proposed or adopted measures that would make broker-dealers, sales agents and investment advisors and their representatives subject to a fiduciary duty when providing products and services to customers. The SEC did not indicate an intent to pre-empt state regulation in this area and some of the state proposals would allow for a private right of action. Since our Wealth Management division makes recommendations to retail customers, it is required to comply with the obligations imposed under Reg BI and applicable state laws.
Regulatory Capital Requirements. Several of our entities are subject to financial capital requirements that are set by regulation. Jefferies LLC is a dually-registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements. As a broker-dealer, Jefferies LLC is subject to the SEC's Uniform Net Capital Rule (the "Net Capital Rule"). Jefferies LLC has elected to compute its minimum net capital requirement in accordance with the "Alternative Net Capital Requirement" as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit Jefferies LLC's operations, such as underwriting and trading activities, and financing customers' prime brokerage or other margin activities, in each case, that could require the use of significant amounts of capital, limit its ability to engage in certain financing transactions, such as repurchase agreements, and may also restrict its ability (i) to make payments of dividends, withdrawals or similar distributions or payments to a stockholder/parent or other affiliate, (ii) to make a redemption or repurchase of shares of stock, or (iii) to make an unsecured loan or advance to such shareholders or affiliates. As a carrying/clearing broker-dealer, under FINRA Rule 4110, FINRA could impose higher minimum net capital requirements than required by the SEC, and could restrict a broker-dealer from expanding business or require the broker-dealer to reduce its business activities. If the broker- dealer also carries accounts for other broker dealers which are engaged in proprietary trading, it may need net capital of $7 million or tentative net capital of $25 million, depending on circumstances. As a non-clearing FCM, Jefferies LLC is also required to maintain minimum adjusted net capital of $1.0 million.
SEC registered broker-dealers that also register with the SEC as security-based swap dealers engaging in principal transactions of security-based swaps ("SBS") are subject to rules regarding capital, segregation and margin requirements. The SEC rules establish similar standards for an entity registering as a standalone SBS dealer. The CFTC and NFA have also adopted swap dealer capital rules. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in SBS or swaps, which is the greater of $20 million or 2% (that the SEC could, in the future, increase up to 4% or 8%) of a risk margin amount. The risk margin amount for the SEC means the sum of (i) the total initial margin required to be maintained by the SEC-registered SBS dealer at each clearing house with respect to SBS or swap transactions cleared for SBS or swap customers and (ii) the total initial margin amount calculated by the SEC-registered SBS dealer with respect to non-cleared SBS and swaps under the SEC rules. The risk margin amount for the CFTC means the total initial margin amount calculated by the CFTC-registered swap dealer with respect to non-cleared SBS and swaps under the CFTC rules.
Jefferies Financial Services, Inc. ("JFSI"), one of Jefferies Group's subsidiaries, is registered with the CFTC as a swap dealer and registered with the SEC as an SBS. As of late 2021, JFSI is now required to comply with the SEC and CFTC capital rules for SBS dealers and swap dealers, respectively. Further, subsequent to year end, on December 16, 2021, JFSI was approved by the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC's net capital requirements.
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
Regulation outside the U.S. We are an active participant in the international capital markets and provide investment banking services internationally, primarily in Europe and Asia Pacific. As in the U.S., our international subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, German Federal Financial Supervisory Authority ("BaFin"), Investment Industry Regulatory Organization of Canada, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform.

Information about Jefferies on the Internet
We file annual, quarterly and current reports and other information with the SEC. These SEC filings are also available to the public from commercial document retrieval services and the EDGAR website maintained by the SEC at www.sec.gov.
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

•    Board of Directors Corporate Governance Guidelines;
•    Charter of the Audit Committee of the Board of Directors;
•    Charter of the Nominating and Corporate Governance Committee of the Board of Directors;
•    Charter of the Compensation Committee of the Board of Directors;
•    Charter of the ESG, Diversity, Equity and Inclusion Committee of the Board of Directors;
•    Charter of the Risk and Liquidity Oversight Committee of the Board of Directors;
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

A credit rating agency downgrade could significantly impact our businesses. We and Jefferies Group have credit ratings issued by various credit rating agencies. Maintaining our credit ratings is important to our and Jefferies Group's business and financial condition. We and Jefferies Group intend to access the capital markets and issue debt securities from time to time, and a decrease in our credit ratings or outlook could adversely affect our liquidity and competitive position, increase our borrowing costs, decrease demand for our debt securities and increase the expense and difficulty of financing our operations. In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group or we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. Such a downgrade could also negatively impact our and Jefferies Group's outstanding debt prices and our stock price. There can be no assurance that our or Jefferies Group's credit ratings will not be downgraded.

We are exposed to market risk and our principal trading and investments expose us to risk of loss. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. Market risk is inherent in the financial instruments associated with our operations and activities, including trading account assets and liabilities, loans, securities, short-term borrowings, corporate debt, and derivatives. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate, or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase capital requirements, which could have an adverse effect on our business, results of operations, financial condition, and liquidity.

A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible, and equity securities, loans, derivative contracts and commodities for our own account. In any period, we may experience losses on our inventory positions as a result of the level and volatility of equity, fixed income and commodity prices (including oil prices), lack of trading volume and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because our inventory is marked to market on a daily basis, any adverse price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.

We may be adversely affected by changes in or the discontinuance of Interbank Offered Rates ("IBORs"), in particular, London Interbank Offered Rate ("LIBOR"). Central banks and regulators in a number of major jurisdictions (for example, the U.S., United Kingdom ("U.K."), European Union ("EU"), Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that, after specified dates, LIBOR settings will cease to be provided by any administrator or will no longer be representative of the underlying market and economic reality that such settings are intended to measure. Those dates are: (i) June 30, 2023, in the case of the principal U.S. dollar LIBOR tenors (overnight and one, three, six and 12 months); and (ii) December 31, 2021, in all other cases (i.e., one week and two month U.S. dollar LIBOR and all tenors of non-U.S. dollar LIBOR). Accordingly, many existing LIBOR obligations will transition to another benchmark after June 30, 2023 or, in some cases, after December 31, 2021. However, those transition dates may occur earlier. The U.K. Financial Conduct Authority and certain U.S. regulators have encouraged market participants to cease entering into new contracts using U.S. dollar LIBOR by December 31, 2021, despite expected publication of U.S. dollar LIBOR through June 30, 2023. Regulators have also stated that, for certain purposes, market participants should transition away from U.S. dollar LIBOR sooner. It is not possible to know what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments. Similar developments have occurred with respect to other IBORs.

We continue to work towards reducing our exposure to IBOR-referencing contracts, including derivatives, securities, and other financial products, to meet the industry milestones and recommendations published by National Working Groups ("NWG"), including the Alternative Reference Rates Committee (the "ARRC") in the U.S.

On October 23, 2020, the International Swaps and Derivatives Association, Inc. ("ISDA") published a new supplement to the ISDA 2006 definitions and the related 2020 IBOR Fallbacks Protocol (the "Protocol"). These publications are intended to facilitate the incorporation of robust rate fallback provisions into both legacy and new derivative contracts with effect from January 25, 2021. A significant portion of our derivative exposures have incorporated the Protocol.

Our centralized LIBOR transition program continues to make progress with a focus on:
• continuing to reduce our overall exposure to LIBOR;
• implementing rate fallback provisions in new LIBOR contracts, where appropriate;
• continuing to educate and inform clients on LIBOR transition and the necessity to prepare for the cessation of LIBOR;
• assisting clients with discontinuing their issuance or use of LIBOR-linked products within the timelines specified by NWGs;
• supporting clients in their efforts to remediate contracts linked to LIBOR, including contracts to which we are a party; and
• planning for the implementation of rate fallback mechanisms across products based on the conventions recommended by NWGs upon the cessation of various IBORs.

Uncertainty regarding IBORs and the taking of discretionary actions or negotiation of rate fallback provisions could result in pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, compliance, legal and operational costs and risks associated with client disclosures, as well as systems disruption, model disruption and other business continuity issues. In addition, uncertainty relating to IBORs could result in increased capital requirements for us given potential low transaction volumes, a lack of liquidity or limited observability for exposures linked to IBORs or any emerging successor rates and operational incidents associated with changes in and the discontinuance of IBORs.

The language in our contracts and financial instruments that define IBORs, in particular LIBOR, have developed over time and have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments often give the calculation agent (which may be us) discretion over the successor rate or benchmark to be selected. As a result, there is considerable uncertainty as to how the financial services industry will address the discontinuance of designated rates in contracts and financial instruments or such designated rates ceasing to be acceptable reference rates. This uncertainty could ultimately result in client disputes and litigation surrounding the proper interpretation of our IBOR-based contracts and financial instruments. Although we have adhered to the Protocol, it is applicable only to derivatives when both parties adhere to the Protocol or otherwise agree for it to apply to their derivatives.

Further, the discontinuation of an IBOR, changes in an IBOR or changes in market acceptance of any IBOR as a reference rate may also adversely affect the yield on loans or securities held by us, amounts paid on securities we have issued, amounts received and paid on derivative instruments we have entered into, the value of such loans, securities or derivative instruments, the trading market for securities, the terms of new loans being made using different or modified reference rates, our ability to effectively use derivative instruments to manage risk, or the availability or cost of our floating-rate funding and our exposure to fluctuations in interest rates.

Our business, financial condition and results of operations are dependent upon those of our individual businesses, and our aggregate investments in particular industries. We have investments in businesses and assets in a number of industries, primarily in the financial services industry. Our business, financial condition and results of operations are dependent on these investments. Any material adverse change in one of our businesses or investments, or in a particular industry in which we operate or invest, may cause material adverse changes to our business, financial condition and results of operations. The more capital we devote to a particular investment or industry may increase the risk that such investment could significantly impact our financial condition and results of operations, possibly in a material adverse way.
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
Economic Environment Risks
The effects of the outbreak of the novel coronavirus ("COVID-19") have negatively affected the global economy, the U.S. economy and the global financial markets, and may disrupt our operations and our clients' operations, which could have an adverse effect on our business, financial condition and results of operations. The ongoing COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including the transmissibility, severity, duration and resurgences of the outbreak; new virus variants and the potential extent of their spread; the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by government or public health authorities, including vaccines and treatments; the speed and strength of an economic recovery; and the impact to our employees and our operations, our clients' operations, suppliers and business partners. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:
• Employees contracting COVID-19;
• Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations;
• Unavailability of key personnel necessary to conduct our business activities;
• Unprecedented volatility in global financial markets;
• Reductions in revenue across our operating businesses;

• Closure of our offices or the offices of our clients;
• De-globalization;
• Potential regulatory scrutiny of our ability to adequately supervise our activities in accordance with applicable regulatory requirement; and
•Risk of cyber attacks or security vulnerabilities due to remote work environments and other changes in our operations.

We are taking necessary and recommended precautions to protect the safety and well-being of our employees and clients, including by means of conducting certain business activities and operations remotely. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees' ability to provide client support and service. We will continue to evaluate the nature and extent of the impact to our business.

Although the onset of the COVID-19 pandemic resulted in meaningfully lower stock prices for many companies, as well as the trading prices for our own securities, the markets have not only stabilized but returned to near pre-COVID-19 levels. However, the further spread of the COVID-19 outbreak may materially negatively impact stock and other securities prices and materially disrupt banking and other financial activity generally and in the areas in which we operate. This could likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries' business, operations, consolidated financial condition, and consolidated results of operations.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, cybersecurity incidents and events, terrorist attacks, climate-related incidents, or other natural disasters. The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), cybersecurity incidents and events, terrorist attacks, extreme climate-related incidents or events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

Climate change concerns and incidents could disrupt our businesses, adversely affect the profitability of certain of our investments, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties, and damage our reputation. Climate change may cause extreme weather events that disrupt operations at one or more of our locations, which may negatively affect our ability to service and interact with our clients, and also may adversely affect the value of certain of our investments, including our real estate and oil and gas investments. Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients' involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.

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

A sustained and continuing market downturn could lead to or exacerbate declines in the number of securities transactions executed for clients and, therefore, to a decline in the revenues we receive from commissions and spreads. Correspondingly, a reduction of prices of the securities we hold in inventory or as investments would lead to reduced revenues.

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

Similarly, our merchant banking businesses may suffer from the above-mentioned impacts of COVID-19 including employee and customer illnesses and quarantines, cancellations of events and travel, reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. As an example, an overall reduction in business activity has, in the past, led to a decrease in global demand for oil and natural gas thereby causing lower prices for these commodities. Such dramatic price decreases could have a material adverse effect on our investments in Vitesse Energy and JETX Energy.

In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, political and financial uncertainty in the U.S. and the EU, ongoing concern about Asia's economies, global supply disruptions, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as those that have occurred due to the COVID-19 pandemic. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.
Changing financial, economic and political conditions could result in decreased revenues, losses or other adverse consequences. These include economic conditions that may be specific to the industries in which our businesses and investments operate, as well as a general economic slowdown, prolonged recession or other market downturn or disruption. Adverse impacts may include the following:
•A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in revenues we receive from commissions and spreads;
•Adverse changes in the market could lead to decreases in the value of our holdings, both realized and unrealized;
•Unfavorable conditions or changes in general political, economic or market conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and sales and trading or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial, economic or political conditions. In particular, the increasing trend toward sovereign protectionism and deglobalization has resulted or could result in decreases in free trade, erosion of traditional international coalitions, the imposition of sanctions and tariffs, governmental closures and no-confidence votes, domestic and international strife, and general market upheaval in response to such results, all of which could negatively impact our business;
•Adverse changes in the securities markets could lead to a reduction in revenues from asset management fees and losses on our own capital invested in managed funds. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors;
•Adverse changes in the financial markets could lead to regulatory restrictions that may limit or halt certain of our business activities;
•Limitations on the availability of credit can affect the ability of our businesses and investments to borrow on a secured or unsecured basis, which may adversely affect liquidity and results of operations. Global market and economic conditions have been particularly disrupted and volatile in the last several years and may be in the future. Our cost and availability of funding could be affected by illiquid credit markets and wider credit spreads;
•Certain of our current and future businesses and investments may require additional third-party funding to succeed, such as venture capital funding, joint venture funding or other third-party capital. Failure to obtain such third-party funding may cause such business, investment or prospective investment to fail or progress slower than expected which could adversely affect its and our funding, liquidity, operations and profitability. In addition, such failure could also adversely affect our reputation which could adversely affect our business and future business prospects
•New or increased taxes on compensation payments such as bonuses may adversely affect our profits;
•Should one or more of our clients or competitors of our businesses or investments fail, our business prospects and revenue could be negatively impacted due to negative market sentiment causing clients to cease doing business with us and our lenders to cease loaning us money, which could adversely affect our businesses or investments, funding and liquidity; and
•Unfavorable economic conditions could have an adverse effect on the demand for new loans and the servicing of loans originated by third-parties, which would have an adverse impact on the operations and profitability of some of our financial services businesses and investments.

The U.K.'s exit from the EU could adversely affect our businesses and investments. The U.K. left the EU on January 31, 2020, with a transition period until December 31, 2020 during which time the U.K. followed EU rules and a U.K.-EU trade agreement was negotiated governing EU and U.K. relations from January 1, 2021 resulting in a Trade and Cooperation Agreement together with a Political Declaration covering a number of areas including financial services. The Trade and Cooperation Agreement does not include substantive provisions for financial services, in particular it does not allow U.K. investment firms to provide services into the EU under the Passporting regime.

Jefferies Group historically operated substantial parts of its EU businesses from entities based in the U.K. As a result, services to clients located in the European Economic Area ("EEA") jurisdiction are now provided by a wholly-owned subsidiary ("Jefferies GmbH") established in Germany which is authorized as a MiFID investment firm by BaFin. Client relationships have been migrated so that Jefferies GmbH can service EEA institutional clients across Investment Banking, Equities and Fixed Income sectors from its office in Frankfurt and branch offices in other EEA countries. Due to considerations such as operating expenses, liquidity, leverage and capital, the modified European operating framework will be more complex, less efficient and more costly than would otherwise have been the case, which could have an adverse impact on our businesses, results of operations and our ability to service clients. In addition, the potential impacts related to, among other things, the U.K.'s exit from the EU, the terms of the new economic and security relationship between the U.K. and the EU on the movement of goods, services, people and capital between the U.K. and the EU, customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear and likely to change over time. The overall impact of the U.K.'s exit from the EU on any one or more factors, or more generally, could adversely affect our businesses, our results of operations and financial condition, including our revenues from trading and investment banking activities, particularly in Europe. We are continuing to monitor the impact of the U.K.'s exit from the EU on our businesses, our results of operations and financial condition.

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

Any cyber attack, cybersecurity incident, or other information security breach of, or vulnerability in, our technology systems, or those of our clients, partners, counterparties, or other third-party service providers we rely on, could have operational impacts, subject us to significant liability and harm our reputation. Our operations rely heavily on the secure processing, storage and transmission of financial, personal and other information in our computer systems and networks. In recent years, there have been several highly publicized incidents involving financial services companies reporting the unauthorized disclosure of client or other confidential information, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, which in some cases occurred as a result of failure to follow procedures by employees or contractors or as a result of actions by third-parties. Cyber attacks can originate from a variety of sources, including third-parties affiliated with foreign governments, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company. Malicious actors may also attempt to compromise or induce our induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent.
Like other financial services firms, we and our third-party service providers have been the target of cyber attacks. Although we and our service providers regularly defend against, respond to and mitigate the risks of cyberattacks, cybersecurity incidents among financial services firms and industry generally are on the rise. We are not aware of any material losses we have incurred relating to cyber attacks or other information security breaches. The techniques and malware used in these cyber attacks and cybersecurity incidents are increasingly sophisticated, change frequently and are often not recognized until launched because they are novel. Although we monitor the changing cybersecurity risk environment and seek to maintain reasonable security measures, including a suite of authentication and layered information security controls, no security measures are infallible, and we cannot guarantee that our safeguards will always work or that they will detect, mitigate or remediate these risks in a timely manner. Despite our implementation of reasonable security measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to spam attacks, unauthorized access, distributed denial of service attacks, ransomware, computer viruses and other malicious code, as well as human error, natural disaster, power loss, and other events that could damage to our reputation, impact the security and stability of our operations, and expose us to class action lawsuits and regulatory investigation, action, and penalties, and significant liability.
We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we evaluate the information security programs and defenses of third-party vendors, we cannot be certain that our reviews and oversight will identify all potential information security weaknesses, or that our vendors' information security protocols are or will be sufficient to withstand or adequately respond to a cyber attack, cybersecurity incident, or other information security breach. In addition, in order to access our products and services, or trade with us, our customers and counterparties may use networks, computers and other devices that are beyond our security control systems and processes.
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
Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber attack, cybersecurity incident, or other information security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack, cybersecurity incident, or other information security breach would take substantial amounts of time and resources, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm caused by the cyber attack, cybersecurity incident, or other information security breach or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated. All of these factors could further increase the costs and consequences of such a cyber attack, or cybersecurity incident. In providing services to clients, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. and non-U.S. federal and state laws governing privacy and cybersecurity. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system compromise or failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Depending on the circumstances giving rise to the information security breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
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

Our investment in Jefferies Finance may not prove to be successful and may adversely affect our results of operations or financial condition. At November 30, 2021, we had an approximately $776.2 million investment in Jefferies Finance. Many factors, most of which are outside of our control, can affect Jefferies Finance's business, including adverse investment banking and capital market conditions leading to a decline of syndicate loans, inability of borrowers to repay commitments, adverse changes to a borrower's credit worthiness, and other factors that directly and indirectly effect the results of operations, and consequently may adversely affect our results of operations or financial condition.

Our investment in Berkadia may not prove to be successful and may adversely affect our results of operations or financial condition. At November 30, 2021, we had an approximately $373.4 million investment in Berkadia. Many factors, most of which are outside of our control, can affect Berkadia's business, including loan losses in excess of reserves, a change in the relationships with U.S. Government-Sponsored Enterprises or federal agencies, a significant loss of customers, and other factors that directly and indirectly effect the results of operations, including the sales and profitability of Berkadia, and consequently may adversely affect our results of operations or financial condition.

If Berkadia suffered significant losses and was unable to repay its commercial paper borrowings, we would be exposed to loss pursuant to a reimbursement obligation to Berkshire Hathaway. Berkadia obtains funds generated by commercial paper sales of an affiliate of Berkadia. All of the proceeds from the commercial paper sales are used by Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and a Berkshire Hathaway corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. If Berkadia suffers significant losses and is unable to repay its commercial paper borrowings, we would suffer losses to the extent of our reimbursement obligation to Berkshire Hathaway. As of November 30, 2021, the aggregate amount of commercial paper outstanding was $1.47 billion.

Legal, Legislation and Regulation Risks

Newly introduced legislation and regulation may significantly affect our businesses and investments. Significant new legislation and regulation affecting the financial services industry is regularly proposed and sometimes adopted. These legislative and regulatory initiatives affect not only us, but also our competitors and certain of our clients. These changes could have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business. Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition. In the U.S., such initiatives frequently arise in the aftermath of elections that change the party of the president or the majority party in the House and/or Senate.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the rules and regulations adopted by the CFTC and the SEC have introduced a comprehensive regulatory regime for swaps and SBS and parties that deal in such derivatives. One of Jefferies Group's subsidiaries is registered as a swap dealer with the CFTC and is a member of the NFA, is registered as a security-based swap dealer with the SEC and has applied to the SEC to register as an OTC Derivatives Dealer. We have incurred significant compliance and operational costs as a result of the swaps and SBS rules adopted by the CFTC and SEC pursuant to the Dodd-Frank Act, and we expect that the complex regulatory framework will continue to require significant monitoring and compliance expenditures. We also will become subject to the SEC's rules with respect to OTC Derivative Dealers if Jefferies Group's subsidiary's application to register as an OTC Derivatives Dealer is approved. Negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions.

Similar types of swap regulation have been proposed or adopted in jurisdictions outside the U.S., including in the EU, the U.K. and Japan. For example, the EU and the U.K. have established regulatory requirements relating to portfolio reconciliation and reporting, clearing certain OTC derivatives and margining for uncleared derivatives activities under the European Market Infrastructure Regulation ("EMIR").
The Markets in Financial Instruments Regulation and a revision of the Market in Financial Instruments Directive (collectively referred to as "MiFID II") imposes certain restrictions as to the trading of shares and derivatives including market structure related, reporting, investor protection-related and organizational requirements, requirements on pre- and post-trade transparency, requirements to use certain venues when trading financial instruments (which includes shares and certain derivative instruments), requirements affecting the way investment managers can obtain research, powers of regulators to impose position limits and provisions on regulatory sanctions. The EU published amended rules in August 2021, which include investor protection rules and rules relating to research on small and medium sized enterprises, effective in 2022.
The EU capital and liquidity legislation for banks implemented many of the finalized Basel III capital and liquidity standards, including in relation to the leverage ratio, market risk capital, and a net stable funding ratio. Certain of these changes began to be phased in from June 2021, and further changes will be required to be implemented from 2023. In addition, new prudential regimes for investment firms are in the process of being implemented in both the EU and the U.K. for MiFID authorized investment firms. The Investment Firms Regulation (IFR) and the Investment Firms Directive (IFD), being applicable to the U.K. and Europe, whilst simplifying the capital treatment for investment firms such as the U.K. entity, Jefferies International Limited, and, its European subsidiary, Jefferies GmbH, will include a requirement that a certain amount of variable remuneration for material risk takers be paid in non-cash instruments and have a deferral element. Implementation of this requirement is effective from the financial year commencing December 1, 2022 for Jefferies International Limited and December 1, 2021 for Jefferies GmbH (although the European implementation timeline for Jefferies GmbH could be delayed by the German regulator, resulting in a commencement date of December 1, 2022, being in line with the U.K.). Consequently, we will need to adapt our remuneration structures for those employees identified as material risk takers.
Increasing regulatory focus on evolving privacy and security issues and expanding laws could impact our businesses and investments and expose us to increased liability. The EU General Data Protection Regulation (the "EU GDPR" or "GDPR") applies in all EU Member States and also applies to entities established outside of the EU where such entity processes personal data in relation to: (i) the offering of goods or services to data subjects in the EEA; or (ii) monitoring the behavior of data subjects as far as that behavior takes place in the EEA. The U.K. has implemented the GDPR as part of its national law (referred to as the "U.K. GDPR"). The GDPR imposes a number of obligations on companies, including, without limitation: accountability and transparency requirements; compliance with the data protection rights of data subjects; and the prompt reporting of certain personal data breaches to both (1) the relevant data supervisory authority without undue delay unless the personal data breach is unlikely to result in a risk to the data subject's rights and freedoms; and (2) impacted individuals where the personal data breach is likely to result in a high risk with regard to their rights and freedoms.
The EU GDPR also includes restrictions on the transfers of personal data from the EEA to jurisdictions that are not recognized as having "adequate data protection laws". Obligations under the EU GDPR and implementing Member State legislation continue to evolve through legislation and regulatory guidance, for example imposing further restrictions on use of the standard contractual clauses ("SCCs") to transfer data to third countries by requiring companies to carry out a transfer privacy impact assessment.

The EU GDPR imposes significant fines for serious non-compliance of up to the higher of 4% of an organization's annual worldwide turnover or €20 million (or approximately £17.5 million under the U.K. GDPR). The EU GDPR identifies a list of points to consider when determining the level of fines to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation as a result of infringement of the EU GDPR for financial or nonfinancial losses.

Following the U.K.'s departure from the EU, known as Brexit, the EU GDPR's data protection obligations continue to apply in the U.K. in substantially unvaried form under "U.K. GDPR". The U.K. GDPR exists alongside the U.K. Data Protection Act 2018 and its requirements are largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.

Other privacy laws at both federal and state levels are in effect in the U.S. and other regions, many of which involve heightened compliance obligations similar to those under GDPR. The privacy and cybersecurity legislative and regulatory landscape is evolving rapidly, and numerous proposals regarding privacy and cybersecurity are pending before U.S. and non-U.S. legislative and regulatory bodies. The adopted form of such developing legislation and regulation will determine the level of any resources which we will need to invest to ensure compliance. In the event of non-compliance with privacy laws and regulations, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects.
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
Certain of our subsidiaries are subject to regulatory financial capital holding requirements that could impact various capital allocation decisions or limit the operations of our broker-dealers. In particular, compliance with the financial capital holding requirements may restrict our broker-dealers' ability to engage in capital-intensive activities such as underwriting and trading, and may also limit their ability to make loans, advances, dividends and other payments and may restrict our swap dealers' ability to execute certain derivative transactions.
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

A change in tax laws in key jurisdictions could materially increase our tax expense. We are subject to tax in the U.S. and numerous international jurisdictions. Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, or the introduction of new taxes, could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities and otherwise have an adverse effect on our financial condition or results of operations.

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

Merchant Banking Risks

The performance of our oil and gas production and development investments, Vitesse Energy and JETX Energy, is impacted by uncertainties specific to the oil and gas industry which we cannot control and may adversely affect our results of operations or financial condition. At November 30, 2021, we had an approximately $510.8 million investment in Vitesse Energy and JETX Energy. The oil and gas industry, by its nature, involves a high degree of risk. The value of these investments may be impacted by changes in the prices of oil, gas and natural gas liquids, which are affected by local, regional and global events or conditions that affect supply and demand and which have a history of significant price volatility. These investments are also exposed to changes in regulations affecting the industry, which could increase our cost of compliance, increase taxes or reduce or delay business opportunities. In addition, there are numerous uncertainties inherent in the estimation of future oil and gas production and future income streams associated with production. As a result, actual results could materially differ from those we currently anticipate and our ability to profitably grow these investments could be adversely affected.

Our investment in real estate may not prove to be successful and may adversely affect our results of operations or financial condition. At November 30, 2021, we had an approximately $476.9 million investment in real estate businesses, including HomeFed. Many factors, most of which are outside of our control, can affect HomeFed's business, including the state of the housing market in general and other factors that directly or indirectly affect the results of operations, including the sales and profitability of HomeFed, and consequently may adversely affect our results of operations or financial condition.

Our investment in Linkem may not prove to be successful and may adversely affect our results of operations or financial condition. At November 30, 2021, we had an approximately $133.8 million investment in Linkem. Many factors, most of which are outside of our control, can affect Linkem's business, including the state of the Italian economy and capital markets in general, competition in the Italian telecommunications markets and other factors that directly and indirectly affect the results of operations, including the sales and profitability of Linkem, and consequently may adversely affect our results of operations or financial condition.

Our investment in FXCM may not prove to be successful and may adversely affect our results of operations or financial condition. At November 30, 2021, we had an approximately $99.4 million investment in FXCM. Many factors, most of which are outside of our control, can affect FXCM's business, including the state of international market and economic conditions which impact trading volume and currency volatility, changes in regulatory requirements and other factors that directly or indirectly affect the results of operations, including the sales and profitability of FXCM, and consequently may adversely affect our results of operations or financial condition.

Our investment in Idaho Timber may not prove to be successful and may adversely affect our results of operations or financial condition. At November 30, 2021, we had an approximately $87.5 million investment in Idaho Timber. Many factors, most of which are outside of our control, can affect Idaho Timber's business, including demand for its products, prices and availability of raw materials, global supply chain issues, and other factors that directly and indirectly affect the results of operations, including the sales and profitability of Idaho Timber, and consequently may adversely affect our results of operations or financial condition.

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
HomeFed is the developer of various real estate properties and has an aggregate book value of approximately $434.3 million at November 30, 2021.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE under the symbol JEF. As of January 20, 2022, there were approximately 1,434 record holders of the common shares.
We paid quarterly cash dividends of $0.20 per share for each of the first two quarters of 2021 and $0.25 per share for each of the last two quarters of 2021. We paid quarterly cash dividends of $0.15 per share for each quarter of 2020. We paid quarterly cash dividends of $0.125 per share for each quarter of 2019, as well as $1.50 in a special distribution (we distributed all of our 7,514,477 Spectrum Brands Holdings, Inc. ("Spectrum Brands") shares through a special pro rata dividend effective on October 11, 2019 to our stockholders of record as of the close of business on September 30, 2019). In January 2022, our Board of Directors increased our quarterly dividend by 20% to $0.30 per share. The payment of dividends in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
During the year ended November 30, 2021, we purchased a total of 8.5 million of our common shares for $266.8 million, or an average price of $31.25 per share. At November 30, 2021, we had approximately $162.5 million available for future repurchases. In January 2022, the Board of Directors increased the share repurchase authorization back up to $250.0 million.
Separately, during the year ended November 30, 2021, we repurchased an aggregate of 102,805 shares in connection with our share compensation plans which allow participants to surrender shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. The total number of shares purchased does not include unvested shares forfeited back to us pursuant to the terms of our share compensation plans.
There were no unregistered sales of equity securities during the period covered by this report.
The following table presents information on our purchases of our common shares during the three months ended November 30, 2021 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

September 1, 2021 to September 30, 2021	—	$—	—	$198,230
October 1, 2021 to October 31, 2021	400,000	$42.96	400,000	$232,816
November 1, 2021 to November 30, 2021	1,640,000	$42.90	1,640,000	$162,466
Total	2,040,000		2,040,000

(1)In September 2021, the Board of Directors increased the share repurchase authorization by $51.8 million to $250.0 million. At November 30, 2021, $162.5 million remains available for future purchases. In January 2022, the Board of Directors increased the share repurchase authorization back up to $250.0 million.

Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's 500 Financials Index for the period commencing December 31, 2016 to November 30, 2021. Index data was furnished by S&P Global Market Intelligence. The graph assumes that $100 was invested on December 31, 2016 in each of our common stock, the S&P 500 Index and the S&P 500 Financials Index and that all dividends were reinvested.

Item 6.    Selected Financial Data.
The following selected financial data have been summarized from our consolidated financial statements. They should be read in conjunction with our consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

	Twelve Months Ended November 30, 2021	Twelve Months Ended November 30, 2020	Twelve months ended November 30, 2019	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017

		(In thousands, except per share amounts)
Selected Statements of Operations Data (a)
Net revenues	$8,185,329	$6,010,874	$3,892,976	$3,764,034	$4,077,445
Total expenses	5,836,805	4,868,308	3,617,363	3,524,957	3,396,042
Income (loss) related to associated companies	(94,419)	(75,483)	202,995	57,023	(74,901)
Income from continuing operations before income taxes	2,254,105	1,067,083	478,608	296,100	606,502
Income tax provision (benefit)	576,729	298,673	(483,955)	19,008	642,286
Income (loss) from continuing operations	1,677,376	768,410	962,563	277,092	(35,784)
Income from discontinued operations, including gain on disposal, net of taxes	—	—	—	773,984	288,631
Net (income) loss attributable to the redeemable noncontrolling interests	826	1,558	286	(37,263)	(84,576)
Net income attributable to Jefferies Financial Group common shareholders	1,667,403	769,605	959,593	1,022,318	167,351
Per share:
Basic earnings (loss) per common share attributable to Jefferies Financial Group common shareholders:
Income (loss) from continuing operations	$6.29	$2.68	$3.07	$0.82	$(0.10)
Income from discontinued operations, including gain on disposal	—	—	—	2.11	0.55
Net income	$6.29	$2.68	$3.07	$2.93	$0.45
Diluted earnings (loss) per common share attributable to Jefferies Financial Group common shareholders:
Income (loss) from continuing operations	$6.13	$2.65	$3.03	$0.81	$(0.10)
Income from discontinued operations, including gain on disposal	—	—	—	2.09	0.55
Net income	$6.13	$2.65	$3.03	$2.90	$0.45

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

	At November 30,				At December 31,
	2021	2020	2019	2018	2017
		(In thousands, except per share amounts)
Selected Statements of Financial Condition Data
Total assets	$60,404,110	$53,118,352	$49,460,234	$47,131,095	$47,169,108
Long-term debt	9,125,745	8,352,039	8,337,061	7,617,563	7,885,783
Mezzanine equity	150,400	149,676	151,605	144,779	551,593
Shareholders' equity	10,553,755	9,403,893	9,579,705	10,060,866	10,105,957
Book value per common share	$43.33	$37.65	$32.85	$32.72	$28.37
Cash dividends per common share	$0.90	$0.60	$0.50	$0.45	$0.325
Total dividends per common share	$0.90	$0.60	$2.00	$0.45	$0.325

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the years ended November 30, 2021 and 2020. For a discussion of our results of operations and liquidity and capital resources for the year ended November 30, 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, which was filed with the SEC on January 29, 2021.
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
Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words "will," "would," "could," "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.
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
Results of Operations
We are engaged in investment banking and capital markets and asset management, and own a legacy portfolio of businesses and investments that we have historically denominated as our "Merchant Banking" business. The following tables present a summary of our financial results.

A summary of results of operations for the year ended November 30, 2021 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$6,796,631	$336,690	$1,040,733	$3,042	$—	$8,233	$8,185,329

Expenses:
Cost of sales	—	—	470,870	—	—	—	470,870
Compensation and benefits	3,323,601	82,726	109,186	35,611	—	—	3,551,124
Non-compensation expenses:
Floor brokerage and clearing fees	266,035	35,825	—	—	—	—	301,860
Selling, general and other expenses	1,024,617	48,913	160,337	19,253	26,004	(677)	1,278,447
Interest expense (1)	—	—	23,951	—	53,133	—	77,084
Depreciation and amortization	85,178	1,901	67,577	2,764	—	—	157,420
Total non-compensation expenses	1,375,830	86,639	251,865	22,017	79,137	(677)	1,814,811
Total expenses	4,699,431	169,365	831,921	57,628	79,137	(677)	5,836,805
Income (loss) before income taxes and loss related to associated companies	2,097,200	167,325	208,812	(54,586)	(79,137)	8,910	2,348,524
Loss related to associated companies	—	—	(94,419)	—	—	—	(94,419)
Income (loss) before income taxes	$2,097,200	$167,325	$114,393	$(54,586)	$(79,137)	$8,910	2,254,105
Income tax provision							576,729
Net income							$1,677,376

(1)    Interest expense within Merchant Banking of $24.0 million for the year ended November 30, 2021 primarily includes $20.7 million for Foursight Capital and $3.2 million for Vitesse Energy.

A summary of results of operations for the year ended November 30, 2020 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$4,989,138	$235,255	$764,460	$13,258	$—	$8,763	$6,010,874

Expenses:
Cost of sales	—	—	338,588	—	—	—	338,588
Compensation and benefits	2,735,080	89,527	77,072	39,184	—	—	2,940,863
Non-compensation expenses:
Floor brokerage and clearing fees	241,083	25,509	—	—	—	—	266,592
Selling, general and other expenses	810,753	46,045	199,128	26,197	—	(3,167)	1,078,956
Interest expense (1)	—	—	31,425	—	53,445	—	84,870
Depreciation and amortization	82,334	5,247	67,362	3,496	—	—	158,439
Total non-compensation expenses	1,134,170	76,801	297,915	29,693	53,445	(3,167)	1,588,857
Total expenses	3,869,250	166,328	713,575	68,877	53,445	(3,167)	4,868,308
Income (loss) before income taxes and loss related to associated companies	1,119,888	68,927	50,885	(55,619)	(53,445)	11,930	1,142,566
Loss related to associated companies	—	—	(75,483)	—	—	—	(75,483)
Income (loss) before income taxes	$1,119,888	$68,927	$(24,598)	$(55,619)	$(53,445)	$11,930	1,067,083
Income tax provision							298,673
Net income							$768,410

(1)    Interest expense within Merchant Banking of $31.4 million for the year ended November 30, 2020 primarily includes $26.7 million for Foursight Capital and $4.7 million for Vitesse Energy.

A summary of results of operations for the year ended November 30, 2019 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,035,988	$84,894	$735,213	$32,833	$—	$4,048	$3,892,976

Expenses:
Cost of sales	—	—	319,641	—	—	—	319,641
Compensation and benefits	1,641,814	63,305	61,767	58,005	—	—	1,824,891
Non-compensation expenses:
Floor brokerage and clearing fees	202,425	20,715	—	—	—	—	223,140
Selling, general and other expenses	767,150	40,432	162,832	39,820	—	(591)	1,009,643
Interest expense (1)	—	—	34,129	—	53,048	—	87,177
Depreciation and amortization	77,549	2,042	69,805	3,475	—	—	152,871
Total non-compensation expenses	1,047,124	63,189	266,766	43,295	53,048	(591)	1,472,831
Total expenses	2,688,938	126,494	648,174	101,300	53,048	(591)	3,617,363
Income (loss) before income taxes and income related to associated companies	347,050	(41,600)	87,039	(68,467)	(53,048)	4,639	275,613
Income related to associated companies	—	474	202,453	—	—	68	202,995
Income (loss) before income taxes	$347,050	$(41,126)	$289,492	$(68,467)	$(53,048)	$4,707	478,608
Income tax benefit							(483,955)
Net income							$962,563

(1)    Interest expense within Merchant Banking of $34.1 million for the year ended November 30, 2019 primarily includes $29.0 million for Foursight Capital and $4.8 million for Vitesse Energy.

The composition of our financial results has varied over time and we expect will continue to evolve. Our strategy focuses on continuing to build out our investment banking effort, enhancing our capital markets businesses and further developing our Leucadia Asset Management alternative asset management platform, while returning excess cash to shareholders. The following factors and events should be considered in evaluating our financial results as they impact comparisons:

Our 2021 financial results were impacted by:

•Record results from Investment Banking and Capital Markets:
◦Record Investment Banking net revenues of $4.42 billion, including record advisory net revenues of $1.87 billion, record equity underwriting net revenues of $1.56 billion and record debt underwriting net revenues of $935.1 million;
◦Combined Capital Markets net revenues of $2.26 billion, including record equities net revenues of $1.30 billion and fixed income net revenues of $959.1 million;
•Record Asset Management revenues (before allocated net interest) of $381.6 million; and
•Pre-tax income of $114.4 million related to our Merchant Banking businesses reflecting:
◦Record revenue and pre-tax income from Idaho Timber; and
◦Mark-to-market increases in the value of several of our investments in public and private companies.

Our 2020 financial results were impacted by:

•Then record results from Investment Banking and Capital Markets:
◦Then record Investment Banking net revenues of $2.40 billion, including advisory net revenues of $1.05 billion, equity underwriting net revenues of $902.0 million and debt underwriting net revenues of $546.0 million;
◦Record combined Capital Markets net revenues of $2.47 billion, including then record equities net revenues of $1.13 billion and record fixed income net revenues of $1.34 billion;
•Then record Asset Management revenues (before allocated net interest) of $283.7 million; and

•Pre-tax loss of $24.6 million related to our Merchant Banking businesses reflecting:
◦Then record performance from Idaho Timber and a positive contribution from Vitesse Energy;
◦A gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in some of our other investments within Merchant Banking;
◦A $44.2 million non-cash charge to write down the value of our investment in WeWork in the first half of 2020;
◦Non-cash charges of $73.9 million related to write-downs of real estate investments at HomeFed; and
◦Non-cash charge of $13.2 million to write down Vitesse Energy's oil and gas assets in the Denver-Julesburg Basin ("DJ Basin") and $34.6 million to write down the value of our investment in JETX Energy to reflect the decline in oil prices.

Our 2019 financial results were impacted by:
•Investment Banking net revenues of $1.52 billion, including advisory net revenues of $767.4 million, equity underwriting net revenues of $362.0 million and debt underwriting net revenues of $407.3 million;
•Combined Capital Markets net revenues of $1.46 billion, including equities net revenues of $774.0 million and fixed income net revenues of $681.4 million;
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
•A reduction during 2019 to the estimated fair value of WeWork of $182.3 million; and
•A nonrecurring non-cash tax benefit of $544.6 million related to the closing of our available for sale portfolio, which triggered the realization of lodged tax benefits from earlier years;

Investment Banking and Capital Markets, and Asset Management

Our Investment Banking and Capital Markets reportable segment and Asset Management reportable segment primarily comprise our investment in Jefferies Group.

Investment Banking and Capital Markets

A summary of results of operations for our Investment Banking and Capital Markets reportable segment is as follows (in thousands):

	2021	2020	2019

Net revenues	$6,796,631	$4,989,138	$3,035,988

Expenses:
Compensation and benefits	3,323,601	2,735,080	1,641,814
Non-compensation expenses:
Floor brokerage and clearing fees	266,035	241,083	202,425
Selling, general and other expenses	1,024,617	810,753	767,150
Depreciation and amortization	85,178	82,334	77,549
Total non-compensation expenses	1,375,830	1,134,170	1,047,124
Total expenses	4,699,431	3,869,250	2,688,938
Income before income taxes	$2,097,200	$1,119,888	$347,050

Our Investment Banking and Capital Markets reportable segment comprises many business units, with many interactions and much integration among them. Business activities include the sales, trading, origination and advisory effort for various equity, fixed income, commodities, foreign exchange and advisory services. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally, and our own activities and positions.

Revenues by Source

Net revenues presented for our Investment Banking and Capital Markets reportable segment include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs.

The following provides a summary of net revenues by source (in thousands):

	2021	2020	2019

Advisory	$1,873,560	$1,053,500	$767,421

Equity underwriting	1,557,364	902,016	361,972
Debt underwriting	935,131	545,978	407,336
Total underwriting	2,492,495	1,447,994	769,308

Other investment banking	57,196	(103,330)	(14,617)
Total investment banking	4,423,251	2,398,164	1,522,112

Equities	1,300,877	1,128,910	773,979
Fixed income	959,122	1,340,792	681,362
Total capital markets	2,259,999	2,469,702	1,455,341

Other	113,381	121,272	58,535
Total Investment Banking and Capital Markets (1)	$6,796,631	$4,989,138	$3,035,988

(1)Allocated net interest is not separately disaggregated in presenting our Investment Banking and Capital Markets reportable segment within Net Revenues by Source. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.

Investment Banking Revenues

Investment banking is comprised of revenues from:
•    advisory services with respect to mergers/acquisitions, restructurings/recapitalizations and private capital advisory transactions;
•    underwriting services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-backed and asset-backed securities, equity and equity-linked securities and loan syndication;
•    our 50% share of net earnings from Jefferies Finance; and
•    securities and loans received or acquired in connection with our investment banking activities.

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed			Aggregate Value
	2021	2020	2019	2021	2020	2019
Advisory transactions	315	228	195	$380.4	$217.5	$241.6
Public and private equity and convertible offerings	426	286	166	$145.6	$103.5	$45.3
Public and private debt financings	812	639	779	$390.9	$255.8	$190.7

Investment banking revenues were a record $4.42 billion for 2021, compared with $2.40 billion for 2020, reflecting record advisory and underwriting revenues.

Our 2021 advisory revenues were a record $1.87 billion, up $820.1 million, or 77.8% from 2020, primarily due to a significant increase in the number and values of transactions, including a significant contribution from Special Purpose Acquisition Companies ("SPACs") advisory transactions in 2021.

Our underwriting revenues for 2021 were a record $2.49 billion, an increase of $1.04 billion, or 72.1%, from 2020, with record net revenues in equity underwriting of $1.56 billion and record net revenues of $935.1 million in debt underwriting, as clients took advantage of the strong equity environment and the low interest rate environment. Our equity underwriting results also include increased revenues from SPAC offerings, as well as strong revenues from at-the-money offerings.

Other investment banking revenues were $57.2 million for 2021, compared with a loss of $103.3 million for 2020. Other investment banking revenues include our share of the net earnings (loss) of the Jefferies Finance joint venture. In 2021, Jefferies Finance achieved record underwriting volumes on the back of the strength of the leveraged loan market and an active private-equity backed mergers and acquisitions environment. The Jefferies Finance results in 2021 were partially offset by a $56.0 million one-time charge incurred by Jefferies Finance related to refinancing outstanding debt. Results of Jefferies Finance in 2020 were impacted by unrealized losses related to the write-down of commitments and loans held-for-sale, primarily due to the impact of the COVID-19 pandemic on the markets and the economy. The prior year results were also impacted by unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities.

At November 30, 2021, Jefferies Group's investment banking backlog is robust and consistent with levels from a year ago. As an indicator of net revenues in a given future period, backlog is subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.

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

Total equities net revenues were a record $1.30 billion for 2021, an increase of 15.2%, over the previous year record of $1.13 billion for 2020. Overall, our record results were driven by strong client activity and trading performance across all regions.

Our global cash equities business had record results driven by significant client activity and strong trading revenue, including trading gains from SPAC-related activity, and our electronic trading platform continues to expand and achieve record results. Our derivatives business achieved record results, driven by strong client activity and trading revenues. Our prime services franchise had record results driven by higher balances and increased client activity, as well as higher financing revenues in our securities finance business. Our results were slightly offset by lower revenues in our global convertibles businesses primarily driven by lower trading volumes and volatility.

Our execution franchise continues to be top-ranked by Greenwich Associates in electronic trading and our global convertibles business was ranked #1 in global overall quality. Each of our research franchises in the U.S., Europe, and across Asia Pacific are now ranked within the top 8 by Institutional Investor. Our global distribution platform has received several top 5 rankings by Institutional Investor in sales and sector strategy.

Fixed Income Net Revenues

Fixed income is comprised of net revenues from:
•executing transactions for clients and making markets in securitized products, investment grade, high yield, distressed, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients;
•interest rate derivatives and credit derivatives; and
•financing services offered to clients.

Fixed income net revenues totaled $959.1 million for 2021, a decrease of 28.5% compared with record net revenues of $1.34 billion for 2020, driven by reduced global trading volumes across several products. While 2021 revenues decreased from 2020, our fixed income franchise produced solid overall trading results across most of our businesses, reflecting continued strength in certain of our credit-focused businesses and strong client demand in structuring and financing credit products and for trading securitized products. The results in 2020 significantly benefited from strong trading volumes due to extremely active markets and high levels of volatility.

Net revenues for 2021 were higher in our securitized markets groups and distressed trading business, as compared with the prior year. In addition, 2021 results benefited from trading gains in our municipal securities business compared to 2020 when markets experienced a significant sell-off due to the impact of COVID-19. Our revenues also benefited from ongoing investments across our European credit franchise.

Our 2021 results also include lower revenues in our U.S. and International rates businesses due to a decline in trading opportunities, as a result of lower volatility, as the prior year benefited from significant client activity and wider bid-offer spreads. Lower results across our investment grade corporates and emerging markets businesses, as well as our high yield and loan trading businesses, were driven by reduced client activity and lower levels of volatility in 2021.

Other

Other is comprised of revenues from:
• Berkadia and other investments (other than Jefferies Finance, which is included in Other investment banking);
• principal investments in private equity and hedge funds managed by third-parties and are not part of our asset management platform and other strategic investment positions; and
• investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expenses).

Our net revenues from our other business category totaled $113.4 million for 2021, a decrease of $7.9 million compared with $121.3 million for 2020.

Results for 2021 include net revenues of $130.6 million from our share of the income from Berkadia compared with $68.9 million in 2020. The higher net revenues for 2021 are due to significant increases in debt and investment sales volumes. The net revenues for 2020 were impacted by the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19. Other revenues also include allocated interest expense related to our investment in Berkadia.

Results for 2020 also include gains of $61.5 million from macro hedges that were bought and sold in 2020 at the onset of the COVID-19 pandemic.

Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation and share-based awards and the amortization of share-based and cash compensation awards to employees. Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded during the year of the award. Compensation and benefits expense includes amortization expense associated with these awards to the extent vesting is contingent on future service. In addition, the awards to our Chief Executive Officer and President contain market and performance conditions and the awards are amortized over their service periods.

Compensation and benefits expense increased to $3.32 billion in 2021 from $2.74 billion in 2020. The following table provides a summary of compensation and benefits expense (dollars in thousands):

	2021	2020
Compensation expense without future service requirements	$2,935,311	$2,242,701
Amortization of share-based and cash-based awards	201,487	312,761
Amendment of certain service provisions	186,803	179,618
Total Compensation and benefits expense	$3,323,601	$2,735,080

Compensation and benefits expense as a percentage of Net revenues	48.9%	54.8%
Compensation and benefits expense as a percentage of Net revenues, excluding the impact of the amendment of certain service provisions	46.2%	51.2%

A significant portion of compensation expense is highly variable with net revenues. Compensation and benefits expense increased at a lower rate than the increase in net revenues. During the fourth quarter of 2021 and the fourth quarter of 2020, Jefferies Group amended the service requirement provisions of certain cash-based awards that had been granted during previous years. Compensation expense of $186.8 million and $179.6 million, respectively, was recorded to reflect the acceleration of amortization that resulted from these amendments. Amortization of share-based and cash-based awards decreased in 2021 as a result of the accelerated amortization recognized in 2020.

Non-Compensation Expenses
Non-compensation expenses include floor brokerage and clearing fees, underwriting costs, technology and communications expense, occupancy and equipment rental expense, business development, professional services, bad debt provision, impairment charges, depreciation and amortization expense and other costs. All of these expenses, other than floor brokerage and clearing fees, and depreciation and amortization expense, are included in Selling, general and other expenses in the Consolidated Statements of Operations.
Non-compensation expenses were $1.38 billion for 2021, an increase of $241.7 million, or 21.3%, compared with $1.13 billion for 2020. Non-compensation expenses as a percentage of Investment Banking and Capital Markets net revenues were 20.2% and 22.7% for 2021 and 2020, respectively, demonstrating the operating leverage inherent in our business.
The increase in non-compensation expenses was largely due to higher Floor brokerage and clearing fees on increased trading volumes in equities and higher underwriting costs and business development expenses as investment banking activity increased and higher costs associated with our increased recruiting efforts. The increase also included higher technology and communication expenses, primarily related to the development of various trading and management systems and increased market data costs. Professional services expenses were also higher primarily due to legal and agency fees to support growing activity across our businesses.
Results in 2021 also included higher non-compensation expenses, primarily due to an increase in bad debt expense mostly related to a specific default in our prime brokerage business and $38.2 million in costs related to the early redemption of Jefferies Group's senior notes, partially offset by a reduction in the loss provision for investment banking receivables.

Asset Management

Our asset management business is a diversified alternative asset management platform offering institutional clients an innovative range of investment strategies and asset classes directly and through our affiliated asset managers. We provide access to capital and provide certain of our affiliated asset managers with operational infrastructure and global marketing and distribution.
A summary of results of operations for our Asset Management reportable segment is as follows (in thousands):

	2021	2020	2019

Net revenues	$336,690	$235,255	$84,894

Expenses:
Compensation and benefits	82,726	89,527	63,305
Non-compensation expenses:
Floor brokerage and clearing fees	35,825	25,509	20,715
Selling, general and other expenses	48,913	46,045	40,432
Depreciation and amortization	1,901	5,247	2,042
Total non-compensation expenses	86,639	76,801	63,189
Total expenses	169,365	166,328	126,494
Income (loss) before income taxes and income related to associated companies	167,325	68,927	(41,600)
Income related to associated companies	—	—	474
Income (loss) before income taxes	$167,325	$68,927	$(41,126)

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

The key components of asset management revenues are the level of assets under management and the performance return, for the most part on an absolute basis and, in certain cases, relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. In some instances, performance fees and similar revenues are generally recognized once a year when they become fixed and determinable and are not probable of being significantly reversed, typically in December. As a result, a significant portion of our performance fees and similar revenues generated from investment returns in a calendar year are recognized in our following fiscal year.

The following summarizes the results of our Asset Management businesses revenues by asset class (in thousands):

	2021	2020	2019

Asset management fees:
Equities	$6,927	$6,158	$4,390
Multi-asset	7,909	8,544	18,798
Total asset management fees	14,836	14,702	23,188
Revenue from arrangements with strategic affiliates (1)	105,897	11,837	1,807
Total asset management fees and revenues	120,733	26,539	24,995

Investment return (2)	260,864	257,200	100,447
Allocated net interest (2)	(44,907)	(48,484)	(40,548)
Total Asset Management revenues	$336,690	$235,255	$84,894

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

Asset management net revenues for 2021 were a record $336.7 million, compared with $235.3 million for 2020, driven by a substantial increase in asset management fees and revenues and higher investment returns across certain platforms. Asset management fees and revenues in 2021 of $120.7 million, as compared with $26.5 million in the prior year, were driven by significant increases in management, performance and similar fees and revenues from our strategic affiliates.

Expenses

The increase in expenses in the 2021 as compared with 2020 primarily reflects an increase in Floor brokerage and clearing fees in 2021 partially offset by the wind down of one of our businesses in the second quarter of 2020.

Assets under Management

The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.

Assets under management by predominant asset class were as follows (in millions):

	November 30,
	2021	2020

Assets under management:
Equities	$349	$481
Multi-asset	482	293
Total	$831	$774

Changes in assets under management during the year were as follows (in millions):

	2021	2020

Balance, beginning of period	$774	$1,216
Net cash flow in (out)	21	(319)
Net market appreciation (depreciation)	36	(123)
Balance, end of period	$831	$774

The change in assets under management in our wholly-owned managers during 2021 is primarily due to new subscriptions and investments from third-parties and net market appreciation, partially offset by redemptions from and liquidations of certain funds. The change in assets under management in our wholly-owned managers during 2020 is primarily due to the liquidation and redemptions from certain funds related to the wind down of our quantPORT asset management platform and market depreciation, partially offset by increased investments by third-parties in certain funds and managed accounts.

Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which "Regulatory Assets Under Management" is reported to the SEC on Form ADV.

Asset Management Investments

Our asset management business makes seed and additional strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the revenues or profits of the affiliated manager. Our asset management investments generated an investment return of $260.9 million and $257.2 million for 2021 and 2020, respectively. The following table reflects amounts invested by asset manager (in thousands):

	November 30,
	2021	2020

Jefferies Financial Group Inc., as manager:
Fund investments (1)	$221,359	$258,893
Separately managed accounts (2)	251,665	352,084
Total	473,024	610,977

Third-party, as manager:
Fund investments	831,508	650,585
Separately managed accounts (2)	368,377	323,943
Investments in asset managers	222,661	162,268
Total	1,422,546	1,136,796

Total asset management investments	$1,895,570	$1,747,773

(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund, and accordingly, the assets and liabilities of the fund are included in the representative line items in the consolidated financial statements. At November 30, 2021 and 2020, $76.5 million and $0.1 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented in the Consolidated Statements of Financial Condition within each respective line item.
Collectively, we and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $23.6 billion and $16.0 billion at November 30, 2021 and 2020, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund or the net capital invested in a separately managed account. (In the third quarter of 2021, we made changes to our disclosure of aggregate assets under management to exclude the aggregate par value of collateralized loan obligations that are managed by Jefferies Finance, in order to better align the manner in which we evaluate our asset management businesses, and have presented the amount at November 30, 2020 on a comparable basis.) These include the following:

•$20.1 billion and $12.6 billion as of November 30, 2021 and 2020, respectively - This includes the assets under management raised by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement. In some instances, due to the timing of payments and crystallization of profits or revenue, the majority of revenue related to these relationships will be realized at their calendar year end (during our first fiscal quarter).
•$2.6 billion and $2.6 billion as of November 30, 2021 and 2020, respectively - Net asset values of investments made by us in funds or separately managed accounts. At times, we will incubate strategies using our own capital during the institutional build-out phase before opening investments to outside capital. This net asset value includes our seed capital of $1.6 billion and $1.5 billion as of November 30, 2021 and 2020, respectively, in addition to amounts financed of $1.0 billion and $1.1 billion as of November 30, 2021 and 2020, respectively, invested in funds and separately managed accounts that are managed by us and our affiliated asset managers.
•$0.8 billion and $0.8 billion as of November 30, 2021 and 2020, respectively - This includes third-party investments actively managed by wholly-owned divisions.

Merchant Banking

A summary of results for Merchant Banking is as follows (in thousands):

	2021	2020	2019

Net revenues	$1,040,733	$764,460	$735,213

Expenses:
Cost of sales	470,870	338,588	319,641
Compensation and benefits	109,186	77,072	61,767
Non-compensation expenses:
Selling, general and other expenses	160,337	199,128	162,832
Interest	23,951	31,425	34,129
Depreciation and amortization	67,577	67,362	69,805
Total non-compensation expenses	251,865	297,915	266,766
Total expenses	831,921	713,575	648,174
Income before income taxes and income (loss) related to associated companies	208,812	50,885	87,039
Income (loss) related to associated companies	(94,419)	(75,483)	202,453
Income (loss) before income taxes	$114,393	$(24,598)	$289,492

The increase in Net revenues in 2021 as compared to 2020 is primarily due to increased revenues at Idaho Timber and in our real estate businesses, and an increase in realized and unrealized gains on financial instruments. The increase in Compensation and benefits expense in 2021 as compared to 2020 is primarily due to increases at Vitesse, Idaho Timber and HomeFed. The increase in Cost of sales in 2021 as compared to 2020 primarily correlates to the increased sales at Idaho Timber and in our real estate businesses. The decrease in Selling, general and other expenses in 2021 as compared to 2020 primarily reflects non-cash charges in 2020 to JETX Energy's and Vitesse Energy's oil and gas assets and write-downs to some of our real estate investments at HomeFed.

A summary of results for Merchant Banking by significant business and investment is as follows (in thousands):

	Revenues	Expenses	Income (Loss) from Associated Companies	Total Pre-Tax Income (Loss)

2021
Oil and gas	$151,807	$146,811	$—	$4,996
Idaho Timber	538,692	433,683	—	105,009
Real estate	130,051	108,022	(6,177)	15,852
Other	220,183	143,405	(88,242)	(11,464)
Total	$1,040,733	$831,921	$(94,419)	$114,393

2020
Oil and gas	$141,973	$178,679	$—	$(36,706)
Idaho Timber	421,497	341,796	—	79,701
Real estate	47,160	66,043	(46,050)	(64,933)
Other	153,830	127,057	(29,433)	(2,660)
Total	$764,460	$713,575	$(75,483)	$(24,598)

2019
Oil and gas	$150,224	$170,680	$—	$(20,456)
Idaho Timber	324,786	306,832	—	17,954
Real estate	37,405	39,940	7,549	5,014
National Beef	—	—	232,042	232,042
Spectrum Brands	89,497	—	—	89,497
Other	133,301	130,722	(37,138)	(34,559)
Total	$735,213	$648,174	$202,453	$289,492

Oil and Gas

Oil and gas results for 2021 were higher than 2020 primarily due to slightly increased production revenues and impairment charges recorded during the first half of 2020, partially offset by increased unrealized losses related to oil hedge derivatives. Oil and gas net revenues totaled $151.8 million and $142.0 million during 2021 and 2020, respectively, and primarily consist of three components:
•Production revenues (include the impact of realized gains and losses related to oil hedges) were $172.1 million and $156.8 million in 2021 and 2020, respectively. The increase in production revenues related to higher oil and gas prices and slightly higher volumes due to fewer inactive wells, partially offset by greater realized losses on oil hedges due to the higher oil prices. Production revenues included realized gains (losses) on oil hedges of $(12.4) million and $52.7 million in 2021 and 2020, respectively.
•Net unrealized losses related to oil hedge derivatives were $20.3 million and $7.0 million in 2021 and 2020, respectively. As discussed further in Note 4 to the consolidated financial statements, Vitesse Energy uses swaps and call and put options to reduce exposure to future oil price fluctuations. For 2021, approximately 48% of oil production was hedged at a weighted average price of approximately $54/barrel. For 2022, approximately 45% of expected oil production is hedged at a weighted average price of approximately $59/barrel.
•Mark-to-market gains (losses) related to a financial instrument owned held at fair value were not material in 2021 and $(7.8) million during 2020.
Total expenses for Oil and gas were $146.8 million during 2021 as compared to $178.7 million in 2020. The decrease in expenses was primarily due to non-cash charges in 2020 of $34.6 million to write down JETX Energy's oil and gas assets to reflect the impact of oil price declines during the period and $13.2 million to write down Vitesse Energy's oil and gas assets in the DJ Basin.

Idaho Timber
High demand for wood for home improvement and construction, primarily in the first half of the year, led to favorable pricing and record results for Idaho Timber in 2021. Net revenues increased during 2021 as compared to 2020, primarily due to an increase in average selling price of 43%.
The increase in total expenses for Idaho Timber during 2021 as compared to 2020 primarily reflects increased cost of sales and increased compensation expense.
Real Estate

The increase in real estate revenues and expenses in 2021 as compared to 2020 reflects increased revenues from sales of properties and the related cost of sales. During 2021, we sold a self-storage facility and recognized revenues of $26.4 million and cost of sales of $12.4 million related to this sale. Income (loss) related to real estate associated companies for 2020, includes a non-cash charge of $55.6 million to fully write off the value of HomeFed's RedSky JZ Fulton Investors ("RedSky JZ Fulton Mall") joint venture investment due to the softening of the Brooklyn real estate market and a non-cash charge of $6.9 million to fully write off HomeFed's interest in the Brooklyn Renaissance Plaza hotel related to the significant impact of COVID-19.

Other

Other revenues reflect realized and unrealized gains (losses) on financial instruments owned, which are held at fair value, of $73.3 million and $54.7 million during 2021 and 2020, respectively. The gains (losses) on financial instruments owned include mark-to-market changes in the value of our investments in public companies of $69.3 million and $31.8 million for 2021 and 2020, respectively. The gains (losses) on financial instruments owned for 2020, also include a gain of $61.5 million from effective short-term hedges against mark-to-market and fair value decreases in our portfolio investments.

During 2013, we invested $9.0 million in WeWork. We sold our remaining interest in WeWork during 2021 and recognized principal transaction revenues of $25.3 million during the year. We received total cumulative proceeds related to our investment in WeWork of $67.1 million.

Corporate

A summary of results of operations for Corporate is as follows (in thousands):

	2021	2020	2019

Net revenues	$3,042	$13,258	$32,833

Expenses:
Compensation and benefits	35,611	39,184	58,005
Non-compensation expenses:
Selling, general and other expenses	19,253	26,197	39,820
Depreciation and amortization	2,764	3,496	3,475
Total non-compensation expenses	22,017	29,693	43,295
Total expenses	57,628	68,877	101,300
Loss before income taxes	$(54,586)	$(55,619)	$(68,467)
Net revenues primarily include realized and unrealized securities gains and interest income for investments held at the holding company. Total expenses include share-based compensation expense of $16.3 million and $13.7 million for 2021 and 2020, respectively. Share-based compensation expense for 2021 includes $7.0 million related to the full current fair value of certain share-based grants made during 2021, which were fully vested upon grant.

Parent Company Interest
Parent company interest totaled $53.1 million and $53.4 million for 2021 and 2020, respectively. In connection with the acquisition of HomeFed in 2019, we began capitalizing interest. Total amounts of interest expense may fluctuate due to capitalization of interest.
During the fourth quarter of 2021, we repurchased $308.3 million principal amount of our $750.0 million outstanding 5.50% Senior Notes due October 18, 2023 and incurred $26.0 million of costs relating to the early redemption of these notes. As a result of the debt repurchase, interest expense in future periods will be reduced.

Income Taxes

Our provision for income taxes was $576.7 million for 2021, representing an effective tax rate of 25.6%. For 2020, our provision for income taxes was $298.7 million, representing an effective tax rate of 28.0%. The decrease in the effective tax rate is primarily related to decreases in our unrecognized tax benefits and related interest, and favorable settlements with taxing authorities.
For further information on income taxes, see Note 19 to our consolidated financial statements.

Selected Statement of Financial Condition Data

The tables below reconcile the balance sheet for each of our reportable segments to our consolidated balance sheet (in thousands):

	November 30, 2021
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$8,810,427	$3,651	$149,576	$1,791,479	$—	$10,755,133
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,015,107	—	—	—	—	1,015,107
Financial instruments owned, at fair value	17,059,950	2,382,323	386,397	—	—	19,828,670
Loans to and investments in associated companies	1,150,782	191,342	403,666	—	—	1,745,790
Securities borrowed	6,409,420	—	—	—	—	6,409,420
Securities purchased under agreements to resell	7,618,652	23,832	—	—	—	7,642,484
Securities received as collateral, at fair value	7,289	—	—	—	—	7,289
Receivables	6,602,549	384,377	844,694	7,620	—	7,839,240
Property, equipment and leasehold improvements, net	860,448	6,319	35,146	9,317	—	911,230
Intangible assets, net and goodwill	1,707,807	143,304	46,389	—	—	1,897,500
Other assets	731,887	15,521	1,386,462	619,412	(401,035)	2,352,247
Total assets	51,974,318	3,150,669	3,252,330	2,427,828	(401,035)	60,404,110

Liabilities
Long-term debt (1) (2)	6,955,658	1,084,168	398,911	687,008	—	9,125,745
Other liabilities	38,582,504	1,089,864	962,354	314,638	(401,035)	40,548,325
Total liabilities	45,538,162	2,174,032	1,361,265	1,001,646	(401,035)	49,674,070

Redeemable noncontrolling interests	—	—	25,400	—	—	25,400
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	737	10,387	14,761	—	—	25,885
Total Jefferies Financial Group Inc. shareholders' equity	$6,435,419	$966,250	$1,850,904	$1,301,182	$—	$10,553,755

(1)    Jefferies Group long-term debt of $8.04 billion at November 30, 2021 is allocated to Investment Banking and Capital Markets, and Asset Management reportable segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.
(2)    Long-term debt within Merchant Banking of $398.9 million at November 30, 2021, primarily includes $248.7 million for real estate businesses, $67.6 million for Vitesse Energy and $82.6 million for Foursight Capital. At November 30, 2021, Vitesse Energy had $68.0 million drawn out of the maximum $140.0 million borrowing base on its credit facility and Foursight Capital had $82.8 million drawn out of the maximum $175.0 million credit commitment on its credit facilities. See Note 12 in our consolidated financial statements for additional information.

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

(1)    Jefferies Group long-term debt of $6.90 billion at November 30, 2020 is allocated to Investment Banking and Capital Markets, and Asset Management reportable segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.
(2)    Long-term debt within Merchant Banking of $463.6 million at November 30, 2020, primarily includes $236.8 million for real estate businesses, $97.9 million for Vitesse Energy and $129.0 million for Foursight Capital. At November 30, 2020, Vitesse Energy had $98.5 million drawn out of the maximum $120.0 million borrowing base on its credit facility and Foursight Capital had $129.3 million drawn out of the maximum $175.0 million credit commitment on its credit facilities. See Note 12 in our consolidated financial statements for additional information.

The table below presents our capital by significant business and investment (in thousands):

	November 30,
	2021	2020

Jefferies Group	$7,127,095	$6,407,954

Assets held on behalf of Asset Management (excluding Jefferies Group)	274,574	234,049

Merchant Banking:
Oil and gas	510,798	526,642
Real estate	476,939	531,553
Linkem	133,778	198,991
FXCM	99,441	133,375
Idaho Timber	87,527	85,595
Investments in public companies	246,510	192,363
Other	295,911	271,890
Total Merchant Banking	1,850,904	1,940,409

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	1,301,182	821,481

Total Capital	$10,553,755	$9,403,893

Liquidity and Capital Resources
Parent Company Liquidity
Our strategy focuses on continuing to build out our investment banking effort, enhancing our capital markets businesses and further developing our Leucadia Asset Management alternative asset management platform, while returning excess capital to shareholders. We own a legacy portfolio of businesses and investments that we historically denominated as our "Merchant Banking" business and are reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways. We are well along in the process of liquidating this portfolio, with the intention of selling to third parties, distributing to shareholders or transferring the balance of this portfolio to our Asset Management reportable segment over the next few years.
Over our last four fiscal years, we generated significant excess liquidity from operations and sales of Merchant Banking businesses. In keeping with our strategy, $3.9 billion was returned to shareholders, including 127 million shares repurchased at an average price of $21.55 per share (equal to 38% of book value at the beginning of this four-year period). In addition, in light of our performance and prospects, as well as our limited need for incremental equity capital, in January 2022, our Board of Directors increased our quarterly dividend to $0.30 per share, a 140% increase from two years ago, and increased our share buyback authorization back to a total of $250 million. We expect to continue to return capital to shareholders via dividends and buybacks, as well as, if financial conditions and circumstances permit, in-kind distributions or special cash dividends as we complete the wind down of the legacy Merchant Banking portfolio.
Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time total $2.00 billion at November 30, 2021, and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in the Consolidated Statement of Financial Condition as cash and cash equivalents and financial instruments owned, at fair value. At November 30, 2021, $1.56 billion of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.
During the year ended November 30, 2021, our parent company received cash distributions of $1.05 billion from our subsidiary businesses, including $769.9 million from Jefferies Group. We also received $118.2 million from divestitures and repayments of advances.

Our annual recurring cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, are estimated to aggregate to approximately $387.7 million in the upcoming year. Dividends paid during the year ended November 30, 2021 of $222.8 million include quarterly dividends of $0.20 per share for each of the first two quarters of 2021 and $0.25 per share for each of the last two quarters of 2021. In January 2022, our Board of Directors increased our quarterly dividend by 20% to $0.30 per share. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
For many years, we benefited from federal net operating loss carryovers ("NOLs") which substantially offset our federal cash tax requirements. As a result of full utilization of our federal NOLs and other tax attributes, we incurred and paid in cash federal taxes in 2021.
Our primary long-term parent company cash requirement is our $691.7 million principal outstanding as of November 30, 2021 under our long-term debt, of which $441.7 million is due in 2023 and $250.0 million in 2043. During the fourth quarter of 2021, we completed a tender offer for any and all of our 5.5% Senior Notes due October 18, 2023. $308.3 million in aggregate principal amount of the notes were repurchased, for an aggregate cash payment of $332.7 million.
Shares Outstanding

During the year ended November 30, 2021, we purchased a total of 8,540,000 of our common shares for $266.8 million, or an average price per share of $31.25. At November 30, 2021, we have approximately $162.5 million available for future repurchases. In January 2022, the Board of Directors increased the share repurchase authorization back up to $250.0 million.

At November 30, 2021, we had outstanding 243,541,431 common shares, 21,234,000 share-based awards that do not require the holder to pay any exercise price and 5,109,000 stock options that require the holder to pay an average exercise price of $23.70 per share. The 21,234,000 share-based awards include the target number of shares under the senior executive award plan. Additionally, we have mandatorily redeemable convertible preferred shares that are currently convertible into 4,440,863 common shares, at an effective conversion price of $28.15 per share. At November 30, 2021, the maximum potential increase to common shares outstanding resulting from these outstanding awards and the preferred shares is 30,784,000 (potentially an aggregate of 274,325,431 outstanding common shares if all awards and preferred shares become outstanding common shares).

Long-term Debt Ratings
From time to time in the past, we have accessed public and private credit markets and raised capital in underwritten bond financings. The funds raised have been used by us for general corporate purposes, including for our existing businesses and new investment opportunities. In addition, the ratings of Jefferies are a factor considered by rating agencies that rate the debt of our subsidiary companies, including Jefferies Group, whose access to external financing is important to its day to day operations. Ratings issued by bond rating agencies, subject to change at any time. Our long-term debt ratings as of November 30, 2021 are as follows:

	Rating	Outlook

Moody's Investors Service (1)	Baa2	Stable
Standard and Poor's	BBB	Stable
Fitch Ratings (2)	BBB	Stable
(1)    On November 10, 2021, Moody's Investors Service revised our rating of Baa3 to Baa2 and revised our rating outlook from positive to stable.
(2)    Subsequent to year end, on January 24, 2022, Fitch Ratings affirmed our rating of BBB and revised our rating outlook from stable to positive.

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

The following table provides a summary of our cash flows (in thousands):

	2021	2020	2019

Cash, cash equivalents and restricted cash at beginning of period	$9,664,972	$8,480,435	$6,012,662
Net cash provided by (used for) operating activities	1,573,018	2,075,948	(827,837)
Net cash provided by (used for) investing activities	(400,593)	(186,192)	1,707,095
Net cash provided by (used for) financing activities	994,294	(723,525)	1,589,578
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3,387)	18,306	(1,063)
Cash, cash equivalents and restricted cash at end of period	$11,828,304	$9,664,972	$8,480,435
During the year ended November 30, 2021, net cash provided by operating activities primarily reflects funds provided by Jefferies Group of $1.93 billion, funds provided by our Merchant Banking operations of $226.2 million and Corporate tax payments of $625.1 million.
During the year ended November 30, 2020, net cash provided by operating activities primarily relates to funds provided by Jefferies Group of $1.19 billion. Net losses related to property and equipment, and other assets includes non-cash charges of $61.0 million to write down the value of certain of our assets during the year ended November 30, 2020.
During the year ended November 30, 2021, net cash used for investing activities principally reflects $2.34 billion of loans to and investments in associated companies and $611.5 million for advances on notes, loans and other receivables, partially offset by $2.32 billion of capital distributions and loan repayments from associated companies and $394.4 million of collections on notes, loans and other receivables.
During the year ended November 30, 2020, net cash used for investing activities principally reflects $1.69 billion of loans to and investments in associated companies and $813.9 million for advances on notes, loans and other receivables, partially offset by $1.56 billion of capital distributions and loan repayments from associated companies and $686.1 million of collections on notes, loans and other receivables.
During the year ended November 30, 2021, net cash provided by financing activities primarily relates to funds provided by Jefferies Group of $1.71 billion, including funds provided by the issuance of debt of $3.17 billion and proceeds from other secured financings of $1.02 billion, partially offset by funds used for the repayment of debt of $2.48 billion. Additionally, funds provided by financing activities includes the issuance of debt of $321.6 million and proceeds from other secured financings of $173.6 million in our Merchant Banking reportable segment. This was partially offset by funds used to repurchase common shares for treasury of $269.4 million, funds used for the repayment of debt of $389.7 million in our Merchant Banking reportable segment and $332.7 million in our Corporate reportable segment, and funds used to pay dividends of $222.8 million.
During the year ended November 30, 2020, net cash used for financing activities primarily relates to funds used to repurchase common shares for treasury of $816.9 million and funds used to pay dividends of $160.9 million. This was partially offset by funds provided by Jefferies Group of $215.5 million, including funds provided by the issuance of debt of $2.79 billion and proceeds from other secured financings of $305.9 million, partially offset by funds used for the repayment of debt of $2.86 billion.

The following below provides information about our contractual obligations at November 30, 2021:

		Expected Maturity Date (Fiscal Years)
Contractual Obligations	Total	2022	2023	2024 and 2025	2026 and 2027	After 2027
	(In millions)
Long-term debt	$9,095.6	$57.1	$1,320.3	$1,140.9	$1,178.2	$5,399.1
Estimated interest payments on debt	3,504.6	373.0	311.2	544.0	494.7	1,781.7
Operating leases	635.5	75.4	71.4	134.0	125.9	228.8
Other	532.9	264.9	141.0	79.7	38.0	9.3
Total contractual obligations	$13,768.6	$770.4	$1,843.9	$1,898.6	$1,836.8	$7,418.9
Amounts related to our U.S. pension obligations ($27.5 million) are not included in the above table as the timing of payments is uncertain; however, we do not expect to make any contributions to these plans in 2022. For further information, see Note 17 in our consolidated financial statements. In addition, the above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain. Such amounts aggregated $436.9 million at November 30, 2021; for more information, see Note 19 in our consolidated financial statements.
Our U.S. pension obligations relate to frozen defined benefit pension plans, principally the defined benefit plan of WilTel Communications Group, LLC ("WilTel"), our former telecommunications subsidiary. When we sold WilTel in 2005, its defined benefit pension plan was not transferred in connection with the sale. At November 30, 2021, we had recorded a liability of $18.9 million in our Consolidated Statement of Financial Condition for WilTel's unfunded defined benefit pension plan obligation. This amount represents the difference between the present value of amounts owed to former employees of WilTel (referred to as the projected benefit obligation) and the market value of plan assets set aside in segregated trust accounts. Since the benefits in this plan have been frozen, future changes to the unfunded benefit obligation are expected to principally result from benefit payments, changes in the market value of plan assets, differences between actuarial assumptions and actual experience and interest rates.
Calculations of pension expense and projected benefit obligations are prepared by actuaries based on assumptions provided by management. These assumptions are reviewed on an annual basis, including assumptions about discount rates, interest credit rates and expected long-term rates of return on plan assets. The timing of expected future benefit payments was used in conjunction with the Citigroup Pension Discount Curve to develop a discount rate for the WilTel plan that is representative of the high quality corporate bond market. Holding all other assumptions constant, a 0.25% change in the discount rate would affect pension expense in 2022 by $0.1 million and the benefit obligation by $5.7 million, of which $4.1 million relates to the WilTel plan.
The deferred losses in accumulated other comprehensive income (loss) have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations ($44.9 million at November 30, 2021). These deferred amounts primarily result from differences between the actual and assumed return on plan assets and changes in actuarial assumptions, including changes in discount rates and changes in interest credit rates. They are amortized to expense if they exceed 10% of the greater of the projected benefit obligation or the market value of plan assets as of the beginning of the year. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into pension expense in 2022 is $2.5 million.
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

At November 30, 2021, the Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 financial instruments owned, at fair value that are approximately 2% of total financial instruments owned, at fair value.

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

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	2021	2020
Securities purchased under agreements to resell:
Period end	$7,642	$5,097
Month end average	9,425	8,040
Maximum month end	12,321	12,061

Securities sold under agreements to repurchase:
Period end	$8,446	$8,316
Month end average	11,515	13,501
Maximum month end	19,207	18,979

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
To ensure that inventory does not need to be liquidated in the event of a funding stress, we seek to maintain surplus cash capital. Jefferies Group's total long-term capital of $14.38 billion at November 30, 2021 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Modeled Liquidity Outflow scenarios, Jefferies Group determines, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At November 30, 2021, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Modeled Liquidity Outflow. Jefferies Group regularly refines its model to reflect changes in market or economic conditions and the firm's business mix.

Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	November 30, 2021	Average Balance Fourth Quarter 2021 (1)	November 30, 2020
Cash and cash equivalents:
Cash in banks	$1,888,693	$3,238,339	$1,979,058
Money market investments (2)	6,924,871	4,149,368	5,132,871
Total cash and cash equivalents	8,813,564	7,387,707	7,111,929

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,621,118	1,516,547	1,180,410
Other (4)	311,641	484,528	312,511
Total other sources	1,932,759	2,001,075	1,492,921

Total cash and cash equivalents and other liquidity sources	$10,746,323	$9,388,782	$8,604,850

(1)Average balances are calculated based on weekly balances.
(2)At November 30, 2021 and 2020, $6.91 billion and $5.12 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million at both November 30, 2021 and 2020 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended November 30, 2021 was $4.13 billion.
(3)Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, U.K., Canada, Australia, Japan, Switzerland or the U.S.; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(4)Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from financial instruments owned that are currently not pledged after considering reasonable financing haircuts.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in Jefferies Group's trading accounts are actively traded and readily marketable. At November 30, 2021, repurchase financing can be readily obtained for 63.8% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's financial instruments owned, primarily consisting of bank loans, consumer loans and investments, are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

The following summarizes Jefferies Group's financial instruments owned by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	November 30, 2021		November 30, 2020
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$2,635,956	$347,157	$2,191,536	$238,129
Corporate debt securities	2,943,135	31,935	2,298,591	50,217
U.S. Government, agency and municipal securities	3,610,885	109,325	3,336,361	110,586
Other sovereign obligations	1,528,100	1,463,968	2,518,928	1,101,272
Agency mortgage-backed securities (1)	1,487,165	—	1,652,743	—
Loans and other receivables	132,989	—	564,112	—
Total	$12,338,230	$1,952,385	$12,562,271	$1,500,204

(1)Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and the Government National Mortgage Association ("Ginnie Mae").
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
Secured Financing
Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. At November 30, 2021, approximately 60.9% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. During the year ended November 30, 2021, an average of approximately 70.2% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately eight months at November 30, 2021.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At November 30, 2021, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and floating rate puttable notes, totaled $221.9 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $346.8 million and $656.3 million for 2021 and 2020, respectively.
Jefferies Group's short-term borrowings include facilities that contain certain covenants that, among other things, require it to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of its subsidiaries that are borrowers. At November 30, 2021, Jefferies Group was in compliance with all covenants under these facilities. The outstanding balance of Jefferies Group's facilities, which are with a bank and are included within short-term borrowings, were $200.0 million at November 30, 2021. Interest is based on a rate per annum at spreads over the federal funds rate as defined in the credit agreements.

Jefferies Group's short-term borrowings at November 30, 2021 also include floating rate puttable notes of $6.8 million and other bank loans of $15.1 million.

A bank has agreed to make revolving intraday credit advances ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12% based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Jefferies Group Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At November 30, 2021, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

In addition, this bank also provides a $200.0 million revolving credit facility with a termination date of September 12, 2022, which is used for margin calls at a domestic clearing corporation. Overnight loans are charged interest at a spread over the federal funds rate.

Another bank provides committed revolving credit facilities for a total of $200.0 million, including a $150.0 million intraday component and a $50.0 million overnight component, that are used to fund our Asia Pacific business activity. The intraday component is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 1.00%. Overnight loans are charged as agreed between the bank and Jefferies Group in reference to the bank's cost of funding.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for its inventory ("repurchase agreement financing program"). The notes issued under the program are presented within Other secured financings in the Consolidated Statements of Financial Condition. At November 30, 2021, the outstanding notes were $3.69 billion, bear interest at a spread over London Interbank Offered Rate ("LIBOR") and mature from December 2021 to August 2023.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at November 30, 2021 is $8.04 billion. During the year ended November 30, 2021, Jefferies Group's long-term debt increased by $1.14 billion, primarily due to the issuance of 2.625% senior notes with a principal amount of $1.0 billion, due October 15, 2031, and floating rate senior notes with a principal amount of $62.3 million, due 2071, partially offset by the early redemption of its 5.125% senior notes with a principal amount of $750.0 million, due January 20, 2023. The change was also due to an increase of $349.0 million from its borrowings under its unsecured revolving credit facility ("Jefferies Group Unsecured Revolving Credit Facility"), an increase of $484.3 million from secured long-term borrowings and approximately $175.6 million of structured notes issuances, net of retirements. At November 30, 2021, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at November 30, 2021 was $1.84 billion.
During April 2021, Jefferies Group entered into a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks following the maturity of its previous revolving credit facility. At November 30, 2021, borrowings under the Jefferies Group Revolving Credit Facility amounted to $249.0 million. Interest is based on an adjusted LIBOR Rate, as defined in the credit agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at November 30, 2021, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and Jefferies Group expects to remain in compliance given its current liquidity and anticipated funding requirements given its business plan and profitability expectations.

During May 2021, Jefferies Group entered into a Secured Credit Facility agreement ("Jefferies Group Secured Credit Facility") with a bank under which it has borrowed $375.0 million at November 30, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Jefferies Group Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require a certain subsidiary of Jefferies Group to maintain specified leverage amounts and impose certain restrictions on its future indebtedness. At November 30, 2021, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Secured Credit Facility.

During August 2021, Jefferies Group entered into the Jefferies Group Unsecured Revolving Credit Facility agreement with SMBC under which Jefferies Group has borrowed $349.0 million at November 30, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate or a Base Rate, as defined in the credit agreement. The Jefferies Group Unsecured Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth, net cash capital and a minimum regulatory net capital requirement for Jefferies LLC. At November 30, 2021, Jefferies Group was in compliance with all covenants under the Jefferies Group Unsecured Revolving Credit Facility.

During September 2021, one of Jefferies Group's subsidiaries amended a Loan and Security Agreement with a bank for a term loan ("Jefferies Group Secured Bank Loan") due to the maturity of its previous secured bank loan. At November 30, 2021, borrowings under the Jefferies Group Secured Bank Loan amounted to $100.0 million. The Jefferies Group Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At November 30, 2021, Jefferies Group was in compliance with all covenants under the Jefferies Group Secured Bank Loan.
Jefferies Group's unsecured long-term debt, which excludes the Jefferies Group Revolving Credit Facility, the Jefferies Group Secured Credit Facility and the Jefferies Group Secured Bank Loan, has a weighted average maturity of approximately 10.9 years at November 30, 2021.
Jefferies Group's long-term debt ratings as of November 30, 2021 are as follows:

	Rating	Outlook

Moody's Investors Service (1)	Baa2	Stable
Standard and Poor's	BBB	Stable
Fitch Ratings (2)	BBB	Stable
(1)    On November 10, 2021, Moody's Investors Service revised Jefferies Group's rating of Baa3 to Baa2 and revised its rating outlook from positive to stable.
(2)    Subsequent to year end, on January 24, 2022, Fitch Ratings affirmed Jefferies Group's rating of BBB and revised its rating outlook from stable to positive.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2021, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $72.2 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Modeled Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer, Jefferies LLC, registered with the SEC and a member firm of FINRA. Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and FCM, is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. On October 6, 2021, JFSI, a registered swap dealer, became subject to the CFTC's regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI registered as a security-based swap dealer with the SEC on November 1, 2021, and became subject to the SEC's security-based swap dealer regulatory rules. Further, subsequent to year end, on December 16, 2021, JFSI was approved by the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC's net capital requirements. At November 30, 2021, JFSI is in compliance with these SEC and CFTC requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the NFA, as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.

Jefferies LLC's net capital and excess net capital at November 30, 2021 were $2.23 billion and $2.11 billion, respectively. JFSI's net capital and excess net capital at November 30, 2021 were $452.3 million and $432.3 million, respectively.

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

Other Developments

On December 31, 2020, the U.K. left the EU single market and customs union and Jefferies Group's U.K. broker dealer, Jefferies International Limited, was no longer able to provide services to European clients under the passport regime. Jefferies Group had already taken steps to ensure its ability to provide services to its European clients without interruption by establishing a wholly-owned subsidiary in Germany ("Jefferies GmbH"), which is authorized and regulated in Germany by the Federal Financial Services Authority ("BaFin"). Jefferies Group's European clients were migrated to Jefferies GmbH to conduct business across all of Jefferies Group's European investment banking, fixed income and equity platforms with no client disruptions or settlement issues.

Central banks and regulators around the world have convened working groups to find, and implement the transition to, suitable replacements for IBORs. During 2021, the U.K. Financial Conduct Authority announced that the publication of the one-week and two-month U.S. Dollar LIBOR maturities and all non-U.S. Dollar LIBOR maturities will cease immediately after December 31, 2021, with the remaining U.S. Dollar LIBOR maturities ceasing immediately after June 30, 2023. Jefferies

Group is a counterparty to a number of LIBOR-based contracts, with maturity dates subsequent to 2021, composed primarily of cleared derivative contracts and floating rate notes. Jefferies Group's IBOR transition plan is overseen by a global steering committee and it has an active transition program focused on an orderly transition from IBORs to alternative reference rates in accordance with industry transition timelines. Jefferies Group continues to make progress on its transition plan, which is designed to enable operational readiness and robust risk management and are taking steps to update operational processes, models and contracts for any changes that may be required as well as reduce our overall exposure to LIBOR. Jefferies Group is actively engaged with its counterparties to ensure that our contracts adhere to the International Swaps and Derivative Association, Inc. ("ISDA")

Off-Balance Sheet Arrangements
At November 30, 2021, our commitments and guarantees, substantially all of which related to Jefferies Group, are as follows:

		Expected Maturity Date (Fiscal Years)
Commitments and Guarantees	Total	2022	2023	2024 and 2025	2026 and 2027	After 2027
	(In millions)
Equity commitments	$375.3	$333.2	$27.5	$3.6	$4.6	$6.4
Loan commitments	335.5	250.0	25.5	—	60.0	—
Underwriting commitments	167.0	167.0	—	—	—	—
Forward starting reverse repos	7,682.3	7,682.3	—	—	—	—
Forward starting repos	4,572.0	4,572.0	—	—	—	—
Other unfunded commitments	601.7	25.0	571.3	5.4	—	—
Derivative contracts (1):
Non-credit related	27,997.5	16,978.6	7,849.4	3,081.8	87.7	—
Credit related	17.8	—	—	17.8	—	—
Standby letters of credit	6.7	5.1	0.6	0.5	—	0.5
Total commitments and guarantees	$41,755.8	$30,013.2	$8,474.3	$3,109.1	$152.3	$6.9
(1)    Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 22 in our consolidated financial statements.
We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. As of November 30, 2021, the aggregate amount of commercial paper outstanding was $1.47 billion. This commitment is not included in the table above as the timing of payments, if any, is uncertain.
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
We are routinely involved with variable interest entities ("VIEs") in the normal course of business. At November 30, 2021, we did not have any commitments to purchase assets from our VIEs. For additional information regarding VIEs, see Notes 7 and 8 in our consolidated financial statements.

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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities at the reported date. Valuation adjustments and block discounts are not applied to Level 1 instruments.

Level 2:	Pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable at the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments for which fair values have been derived using model inputs that are directly observable in the market, or can be derived principally from, or corroborated by, observable market data, and financial instruments that are fair valued by reference to other similar financial instruments, the parameters of which can be directly observed.

Level 3:	Instruments that have little to no pricing observability at the reported date. These financial instruments are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

Due to a decline in oil and gas prices during the second quarter of 2020, Vitesse Energy performed impairment analyses on its proven oil and gas properties in the DJ Basin of Wyoming and Colorado and the Williston Basin in North Dakota and Montana. Vitesse Energy first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of May 31, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the oil and gas properties. No impairment of the Williston Basin assets was necessary as the undiscounted future net cash flows significantly exceeded the carrying value of these assets. As undiscounted future net cash flows were lower than the carrying value of the DJ Basin properties, Vitesse Energy then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, Vitesse Energy used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of Vitesse Energy's proven oil and gas properties in the DJ Basin totaled $26.8 million, which was $13.2 million lower than the carrying value as of the end of the second quarter of 2020. As a result, an impairment charge of $13.2 million was recorded in Selling, general and other expenses during 2020.

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

Goodwill – We allocate the acquisition cost of consolidated businesses to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values. Significant judgments and estimates are often made by management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information we believe to be relevant. Any excess of the cost of a business acquisition over the fair values of the assets and liabilities acquired is recorded as goodwill, which is not amortized to expense. Substantially all of our goodwill was recognized in connection with the Jefferies Group acquisition.

At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired at the reporting unit level. The fair value of the reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, an impairment loss is recognized as the difference between the fair value and carrying value of the reporting unit.

The fair values are based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows. In addition, as the fair values determined under a market approach represent a noncontrolling interest, we apply a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.

An independent valuation specialist was engaged to assist with the valuation process relating to the Investment Banking and Capital Markets, and Asset Management reportable segments for our annual goodwill impairment test as of August 1, 2021. The results of our annual goodwill impairment test for both the Investment Banking and Capital Markets reportable segment and the Asset Management reportable segment did not indicate any goodwill impairment.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary. Impairment exists when the carrying amount exceeds its fair value. Fair value is determined using valuation techniques consistent with what a market participant would use. All of our indefinite-lived intangible assets were recognized in connection with the 2013 Jefferies Group acquisition, which consists of exchange and clearing organization membership interests and registrations. Our annual impairment testing date was August 1, 2021. At August 1, 2021, we utilized quantitative assessments of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization and qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessments, we recognized immaterial impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessments of the remaining indefinite-life intangible assets, based on our assessments of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.

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
Excluding Jefferies Group, Financial instruments owned, at fair value include corporate equity securities with an aggregate fair value of $353.8 million at November 30, 2021. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $35.4 million.
Jefferies Group
Overview

Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness, viability and profitability. Accordingly, we have a comprehensive risk management approach, with a formal governance structure and policies and procedures outlining frameworks and processes to identify, assess, monitor and manage risk. Principal risks involved in our business activities include market, credit, liquidity and capital, operational, legal and compliance, new business and reputational risk.

Risk management is a multifaceted process that requires communication, judgment and knowledge of financial products and markets. Our risk management process encompasses the active involvement of executive and senior management, and also many departments independent of the revenue-producing business units, including Jefferies Group's Risk Management, Information Technology, Compliance, Legal and Finance Departments. Our risk management policies, procedures and methodologies are flexible in nature and are subject to ongoing review and modification.

In achieving our strategic business objectives, our risk appetite incorporates keeping our clients' interests as top priority and ensuring we are in compliance with applicable laws, rules and regulations, as well as adhering to the highest ethical standards. We undertake prudent risk-taking that protects the capital base and franchise, utilizing risk limits and tolerances that avoid outsized risk-taking. We maintain a diversified business mix and avoid significant concentrations to any sector, product, geography, or activity and set quantitative concentration limits to manage this risk. We consider contagion, second order effects and correlation in our risk assessment process and actively seek out value opportunities of all sizes. We manage the risk of opportunities larger than our approved risk levels through risk sharing and risk distribution, sell-down and hedging, as appropriate. We have a limited appetite for illiquid assets and complex derivative financial instruments. We maintain the asset quality of our balance sheet through conducting trading activity in liquid markets and generally ensure high turnover of our inventory. We subject less liquid positions and derivative financial instruments to particular scrutiny and use a wide variety of specific metrics, limits, and constraints to manage these risks. We protect our reputation and franchise, as well as our standing within the market. We operate a federated approach to risk management with risk oversight responsibilities to a number of functions with specific areas of focus.

For a discussion of liquidity and capital risk management, refer to the "Liquidity and Capital Resources" section herein.

Risk Considerations

We apply a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limits reflects our risk appetite for a certain activity under normal business conditions. Key metrics included in our risk management framework include inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-Risk ("VaR"), sensitivities, exposure concentrations, aged inventory, Level 3 assets, counterparty exposure, leverage and cash capital.

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
There was an increase in Jefferies Group's average daily VaR to $13.63 million for 2021 from $10.51 million for 2020. The increase was primarily due to higher equity VaR as a result of increased equity exposure and market volatility, as the historical volatility from 2020 remained in its rolling one year look-back period for most of 2021. Interest rate and credit spreads VaR was lower driven by a decrease in fixed income interest rate exposure over the period. This decrease was offset by a lower diversification benefit across asset classes and business divisions.

The following table illustrates each separate component of VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products, as well as for Jefferies Group's overall trading positions using the past 365 days of historical data (in millions):

Daily VaR (1) Value-at-Risk in Trading Portfolios
Risk Categories	VaR at November 30, 2021	Daily VaR for 2021			VaR at November 30, 2020	Daily VaR for 2020
		Average	High	Low		Average	High	Low

Interest Rates and Credit Spreads	$4.60	$5.46	$11.15	$3.21	$7.66	$7.90	$12.50	$3.93
Equity Prices	9.85	11.66	18.98	6.17	12.54	8.01	14.91	3.68
Currency Rates	0.12	0.12	0.31	0.03	0.16	0.21	2.17	0.03
Commodity Prices	0.15	0.39	0.77	0.13	0.44	0.70	1.56	0.24
Diversification Effect (2)	(2.06)	(4.00)	N/A	N/A	(2.04)	(6.31)	N/A	N/A
Firmwide	$12.66	$13.63	$22.91	$6.94	$18.76	$10.51	$22.78	$5.02
(1)For the VaR numbers reported above, a one day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)The diversification effect is not applicable for the maximum and minimum VaR values as Jefferies Group's firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the year.

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
Jefferies Group performs daily back-testing of its VaR model comparing realized revenue and loss with the previous day's VaR. Back-testing results are included in the quarterly risk review pack for its Board of Directors. The primary method used to test the efficacy of the VaR model is to compare actual daily net revenue for those positions included in the VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the overall level down to specific business lines. For the VaR model, trading related revenue is defined as principal transactions revenues, trading related commissions, revenue from securitization activities and net interest income.
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During 2021, results of the evaluation at the aggregate level demonstrated eight days when the net trading loss exceeded the 95% one day VaR.

The chart below reflects our daily VaR over the last four quarters. The increases from mid-December 2020 through mid-January 2021 were driven by the high historical volatility observed throughout the initial period in 2020 driven by the impact of COVID-19. The lower trend from January 2021 to the end of February 2021 was driven by exposure reductions, while equity exposure increased at various points from March 2021 through early June 2021. VaR trended lower from June 2021 and throughout most of the remainder of 2021 due to position reductions and as the remaining volatile days from 2020 dropped out of the time series. The uptick in VaR towards the end of 2021 was driven by increased equity exposure.
Daily Net Trading Revenue
There were 60 days with trading losses out of a total of 252 trading days in 2021. The loss days in 2021 were primarily driven by certain equity funds in Jefferies Group's Asset Management business, SPAC-related activity and idiosyncratic positions in its equity trading business and certain block positions that were liquidated during the year. The histogram below presents the distribution of actual daily net trading revenue for substantially all of Jefferies Group's trading activities for 2021 (in millions).

Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Jefferies Group's Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress test and profit and loss analysis. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of Jefferies Group's positions that are not included in the VaR model at November 30, 2021 (in thousands):

10% Sensitivity

Investment in funds (1)	$101,233
Private investments	14,918
Corporate debt securities in default	9,297
Trade claims	3,190
(1)    Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 4 in our consolidated financial statements.

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.5 million at November 30, 2021, which is included in Accumulated other comprehensive income (loss).
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
•OTC derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. OTC derivative exposure is based on a contract at fair value, net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within derivative credit exposures.
•Cash and cash equivalents, which include both interest-bearing and non-interest-bearing deposits at banks.

Credit is extended to counterparties in a controlled manner and in order to generate acceptable returns, whether such credit is granted directly or is incidental to a transaction. All extensions of credit are monitored and managed as a whole to limit exposure to loss related to credit risk. Credit risk is managed according to the Credit Risk Management Policy, which sets out the process for identifying counterparty credit risk, establishing counterparty limits, and managing and monitoring credit limits. The policy includes our approach for:

•Client on-boarding and approving counterparty credit limits;
•Negotiating, approving and monitoring credit terms in legal and master documentation;
•Determining the analytical standards and risk parameters for ongoing management and monitoring credit risk books;
•Actively managing daily exposure, exceptions and breaches; and
•Monitoring daily margin call activity and counterparty performance.
Counterparty credit exposure limits are granted within our credit ratings framework, as detailed in the Credit Risk Management Policy. Jefferies Group's Credit Risk Department assesses counterparty credit risk and sets credit limits at the counterparty master agreement level. Limits must be approved by appropriate credit officers and initiated in our credit and trading systems before trading commences. All credit exposures are reviewed against approved limits on a daily basis.

Jefferies Group's Secured Revolving Credit Facility, which supports loan underwritings by Jefferies Finance, is governed under separate policies other than the Credit Risk Management Policy and is approved by Jefferies Group's Board of Directors. The loans outstanding to certain of Jefferies Group's officers and employees are extended pursuant to a review by its most senior management.
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

The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at November 30, 2021 and 2020 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

AAA Range	$—	$—	$0.8	$1.1	$—	$0.1	$0.8	$1.2	$6,924.9	$5,132.9	$6,925.7	$5,134.1
AA Range	60.0	45.2	111.7	111.7	13.0	9.8	184.7	166.7	5.1	7.8	189.8	174.5
A Range	0.4	0.2	530.4	542.2	338.0	147.2	868.8	689.6	1,869.4	1,967.9	2,738.2	2,657.5
BBB Range	250.3	250.5	170.9	110.2	37.2	18.1	458.4	378.8	0.8	2.2	459.2	381.0
BB or Lower	40.0	50.0	11.4	8.3	71.0	201.6	122.4	259.9	0.1	0.1	122.5	260.0
Unrated	164.2	142.0	—	—	—	0.2	164.2	142.2	13.3	1.0	177.5	143.2
Total	$514.9	$487.9	$825.2	$773.5	$459.2	$377.0	$1,799.3	$1,638.4	$8,813.6	$7,111.9	$10,612.9	$8,750.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

Asia/Latin America/Other	$14.9	$15.0	$63.7	$72.6	$0.9	$6.9	$79.5	$94.5	$268.1	$248.4	$347.6	$342.9
Europe	0.3	0.1	300.8	313.0	66.4	42.5	367.5	355.6	57.0	96.4	424.5	452.0
North America	499.7	472.8	460.7	387.9	391.9	327.6	1,352.3	1,188.3	8,488.5	6,767.1	9,840.8	7,955.4
Total	$514.9	$487.9	$825.2	$773.5	$459.2	$377.0	$1,799.3	$1,638.4	$8,813.6	$7,111.9	$10,612.9	$8,750.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

Asset Managers	$—	$0.2	$—	$—	$—	$—	$—	$0.2	$6,924.9	$5,132.9	$6,924.9	$5,133.1
Banks, Broker-dealers	250.7	250.7	602.9	558.6	388.9	178.8	1,242.5	988.1	1,888.7	1,979.0	3,131.2	2,967.1
Corporates	158.2	132.7	—	—	68.0	183.9	226.2	316.6	—	—	226.2	316.6
As Agent Banks	—	—	185.2	190.0	—	—	185.2	190.0	—	—	185.2	190.0
Other	106.0	104.3	37.1	24.9	2.3	14.3	145.4	143.5	—	—	145.4	143.5
Total	$514.9	$487.9	$825.2	$773.5	$459.2	$377.0	$1,799.3	$1,638.4	$8,813.6	$7,111.9	$10,612.9	$8,750.3
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

The following tables reflect our top exposure to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure, as reflected in the Consolidated Statements of Financial Condition at November 30, 2021 and 2020 (in millions):

	November 30, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Canada	$196.4	$(94.2)	$1.3	$—	$63.1	$259.5	$1.7	$426.1	$427.8
United Kingdom	570.6	(350.1)	(1.4)	0.3	68.9	24.9	26.7	313.2	339.9
Hong Kong	27.9	(18.3)	(1.8)	—	2.5	—	160.6	10.3	170.9
Japan	247.3	(205.4)	(3.1)	—	18.3	0.1	51.4	57.2	108.6
Spain	191.4	(111.8)	(0.1)	—	25.3	0.3	—	105.1	105.1
Australia	134.1	(78.5)	0.6	—	25.5	—	7.5	81.7	89.2
Netherlands	220.2	(142.0)	0.7	—	3.9	0.1	1.3	82.9	84.2
Switzerland	97.3	(67.6)	3.5	—	40.3	2.5	2.7	76.0	78.7
France	210.7	(201.7)	(59.5)	—	99.6	26.9	—	76.0	76.0
China	458.4	(356.9)	(34.1)	—	—	—	—	67.4	67.4
Total	$2,354.3	$(1,626.5)	$(93.9)	$0.3	$347.4	$314.3	$251.9	$1,295.9	$1,547.8

	November 30, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Italy	$1,929.5	$(921.6)	$(618.9)	$—	$—	$0.1	$—	$389.1	$389.1
United Kingdom	464.0	(235.8)	(46.7)	0.1	67.4	5.2	64.8	254.2	319.0
France	357.3	(290.9)	48.3	—	140.8	24.3	—	279.8	279.8
Germany	470.7	(352.7)	40.2	—	63.1	11.3	26.7	232.6	259.3
Australia	32.7	(17.8)	173.9	—	24.9	—	12.8	213.7	226.5
Hong Kong	35.2	(11.8)	0.7	—	0.1	—	157.4	24.2	181.6
Canada	417.3	(326.8)	1.3	—	20.4	64.3	2.1	176.5	178.6
Austria	151.2	(73.6)	—	—	—	—	—	77.6	77.6
India	50.9	(6.7)	—	—	—	—	24.3	44.2	68.5
Switzerland	104.0	(72.2)	2.9	—	31.6	1.3	0.4	67.6	68.0
Total	$4,012.8	$(2,309.9)	$(398.3)	$0.1	$348.3	$106.5	$288.5	$1,759.5	$2,048.0
Operational Risk

Operational risk is the risk of financial or non-financial impact, resulting from inadequate or failed internal processes, people and systems or from external events. We interpret this definition as including not only financial loss or gain but also other negative impacts to our objectives such as reputational impact, legal/regulatory impact and impact on our clients. Third-party risk is also included as a subset of Operational Risk and is defined as the potential threat presented to us, or our employees or clients, from our supply chain and other third-parties used to perform a process, service or activity on our behalf. Our Operational Risk framework includes governance as well as operational risk processes, which is comprised of operational risk event capture and analysis, risk and control self-assessments, operational risk key indicators, action tracking, risk monitoring and reporting, deep dive risk assessments, new business approvals and vendor risk management. Each revenue producing and support department is responsible for the management and reporting of operational risks and the implementation of the Operational Risk Management Policy and processes within the department with regular operational risk training provided to our employees.

Operational Risk events are mapped to Risk Categories used for the consistent classification of risk data to support root cause and trend analysis. These include:
• Fraud and Theft;
• Clients and Business Practices;
• Market Conduct/Regulatory Compliance;
• Business Disruption;
• Technology;
• Data Protection and Privacy;
• Trading;
• Transaction and Process Management;
• People;
• Cyber; and
• Vendor Risk.

Operational Risk Management Policy, framework, infrastructure, methodology, processes, guidance and oversight of the operational risk processes are centralized and consistent firm wide and additionally subject to regional and legal entity operational risk governance as required. We also maintain a firm wide Third-Party ("Vendor") Risk Management Policy & Framework to ensure adequate control and monitoring over our critical third parties which includes processes for conducting periodic reviews covering areas of risk including financial health, information security, privacy, business continuity management, disaster recovery and operational risk.

Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees. We continue to adopt enhanced cleaning practices across our offices, have established protocols for office access, travel, meetings and entertainment to ensure the safety of our people and clients, and continue to work actively with our employees to navigate the constantly changing environment. Our Business Continuity Plan is operating effectively across a hybrid remote working environment across all functions without any meaningful disruptions to our business or control processes. Additionally, we are working continuously with all of our critical vendors regarding their own pandemic responses to ensure there is minimal impact on our business operations.

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

	Expected Maturity Date (Fiscal Years)
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$—	$1,166,748	$492,000	$70,300	$42,700	$5,383,230	$7,154,978	$7,868,834
Weighted-Average Interest Rate	—%	3.44%	1.23%	0.42%	0.71%	4.07%
Variable Interest Rate Borrowings	$57,137	$153,574	$3,906	$8,508	$13,033	$395,597	$631,755	$637,721
Weighted-Average Interest Rate	2.79%	2.29%	1.90%	1.81%	0.64%	2.67%
Borrowings with Foreign Currency Exposure	$—	$—	$566,150	$—	$—	$742,789	$1,308,939	$1,341,254
Weighted-Average Interest Rate	—%	—%	1.00%	—%	—%	2.52%

Item 8.    Financial Statements and Supplementary Data.
Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of November 30, 2021. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of November 30, 2021.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended November 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2021. In making this assessment, the Company's management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on our assessment and those criteria, management concluded that, as of November 30, 2021, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of November 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which appears herein in Item 8.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information with respect to this item will be contained in the Proxy Statement for the 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.
We have a Code of Business Practices, which is applicable to all directors, officers and employees, and is available on our website. We intend to post amendments to or waivers from our Code of Business Practices on our website as required by applicable law.
Item 11.    Executive Compensation.
Information with respect to this item will be contained in the Proxy Statement for the 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information with respect to this item will be contained in the Proxy Statement for the 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information with respect to this item will be contained in the Proxy Statement for the 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Information with respect to this item will be contained in the Proxy Statement for the 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)    Financial Statements.
(2)Financial Statement Schedules.
Schedule I - Condensed Financial Information of Jefferies Financial Group Inc. (Parent Company Only) at November 30, 2021 and 2020 and for the years ended November 30, 2021, 2020 and 2019.
(3)See Exhibit Index below for a complete list of Exhibits to this report.
(b)    Exhibits.
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-5721, unless otherwise indicated.
(c)    Financial Statement Schedules.
National Beef Packing Company, LLC financial statements for the year ended December 28, 2019
Item 16.    Form 10-K Summary.
None.
Exhibit Index

3.1	Restated Certificate of Incorporation of Jefferies Financial Group Inc. (filed as Exhibit 3.1 to the Company's Form 10-Q filed on August 1, 2018).*

3.2	Amended and Restated By-Laws of Jefferies Financial Group Inc. (effective September 30, 2021) (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 5, 2021).*

4.1	The Company undertakes to furnish the Securities and Exchange Commission, upon written request, a copy of all instruments with respect to long-term debt not filed herewith.

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on January 29, 2021).*

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

10.4	Amendment to HomeFed Corporation 2017 RSU Opportunity Plan (filed as Exhibit 99.5 to the Company's Registration Statement on Form S-8 (No. 333-232532) filed on July 3, 2019).* +

10.5	Jefferies Financial Group Inc. 2003 Incentive Compensation Plan as Amended and Restated (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on January 29, 2021).* +

10.6	Jefferies Financial Group Inc. Equity Compensation Plan (filed as Appendix A to the Company’s Proxy Statement filed on February 12, 2021). * +

10.7	Form of Restricted Stock Units Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 31, 2013).* +

10.8	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 31, 2013).* +

10.9	Form of Stock Option Agreement under the Company’s 2003 Stock Award and Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 8, 2021). * +

10.10	Form of Stock Appreciation Award Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 8, 2021). * +

10.11
Form of Stock Option Agreement (Converted Stock Appreciation Award) under the Company’s Equity Compensation Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 8, 2021). * +

10.12	Leucadia National Corporation 1999 Directors' Stock Compensation Plan (filed as Appendix II to the 2013 Proxy Statement).* +

10.13
Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2012).*

21	Subsidiaries of the registrant.

23.1
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Financial statements from the Annual Report on Form 10-K of Jefferies Financial Group Inc. for the twelve months ended November 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) the Notes to Consolidated Financial Statements and (vii) the Financial Statement Schedule.
104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101).
____________________________

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.

Date: January 28, 2022	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

Date		Signature	Title

January 28, 2022	By:	/s/ Joseph S. Steinberg	Chairman of the Board
Joseph S. Steinberg

January 28, 2022	By:	/s/ Richard B. Handler	Chief Executive Officer and Director
		Richard B. Handler	(Principal Executive Officer)

January 28, 2022	By:	/s/ Brian P. Friedman	President and Director
Brian P. Friedman

January 28, 2022	By:	/s/ Teresa S. Gendron	Vice President and Chief Financial Officer
		Teresa S. Gendron	(Principal Financial Officer)

January 28, 2022	By:	/s/ John M. Dalton	Vice President and Controller
		John M. Dalton	(Principal Accounting Officer)

January 28, 2022	By:	/s/ Linda L. Adamany	Director
Linda L. Adamany

January 28, 2022	By:	/s/ Barry J. Alperin	Director
Barry J. Alperin

January 28, 2022	By:	/s/ Robert D. Beyer	Director
Robert D. Beyer

January 28, 2022	By:	/s/ Francisco L. Borges	Director
Francisco L. Borges

January 28, 2022	By:	/s/ Matrice Ellis Kirk	Director
Matrice Ellis Kirk

January 28, 2022	By:	/s/ MaryAnne Gilmartin	Director
MaryAnne Gilmartin

January 28, 2022	By:	/s/ Jacob M. Katz	Director
Jacob M. Katz

January 28, 2022	By:	/s/ Michael T. O'Kane	Director
Michael T. O'Kane

January 28, 2022	By:	/s/ Melissa V. Weiler	Director
Melissa V. Weiler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Jefferies Financial Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Jefferies Financial Group Inc. and subsidiaries (the "Company") as of November 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity, for each of the three years in the period ended November 30, 2021, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2021 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company estimates fair value for certain financial assets and liabilities utilizing models and unobservable inputs. Unlike the fair value of other assets and liabilities which are readily observable and therefore more easily independently corroborated, these financial assets and liabilities are not actively traded or quoted prices are available but traded less frequently, and fair value is determined based on significant judgments such as models, inputs and valuation methodologies. Such assets and liabilities can be classified as Level 2 or Level 3.
We identified the valuation of certain Level 2 and Level 3 financial assets and liabilities as a critical audit matter because of the pricing inputs, complexity of models and/or methodologies used by management and third-party specialists to estimate fair value. The valuations involve a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling experience, to audit and evaluate the appropriateness of the models and inputs.
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

•With the assistance of our fair value specialists, we evaluated the reasonableness of management's valuation methodology and estimates by:
◦Developing independent valuation estimates and comparing such estimates to management's recorded values.
◦Comparing management's assumptions to relevant audit evidence , including external sources, where available.

•We evaluated management's ability to estimate fair value by comparing management's valuation estimates to subsequent transactions, when available.

/s/ Deloitte & Touche LLP

New York, New York
January 28, 2022

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Jefferies Financial Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Jefferies Financial Group Inc. and subsidiaries (the "Company") as of November 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2021, of the Company and our report dated January 28, 2022, expressed an unqualified opinion on those financial statements.
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
January 28, 2022

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Financial Condition
November 30, 2021 and 2020
(Dollars in thousands, except par value)

	November 30,
	2021	2020
ASSETS
Cash and cash equivalents	$10,755,133	$9,055,148
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,015,107	604,321
Financial instruments owned, at fair value (including securities pledged of $12,723,502 and $13,065,585)	19,828,670	18,124,577
Loans to and investments in associated companies	1,745,790	1,686,563
Securities borrowed	6,409,420	6,934,762
Securities purchased under agreements to resell	7,642,484	5,096,769
Securities received as collateral, at fair value	7,289	7,517
Receivables	7,839,240	6,608,767
Property, equipment and leasehold improvements, net	911,230	897,204
Intangible assets, net and goodwill	1,897,500	1,913,467
Other assets	2,352,247	2,189,257
Total assets (1)	$60,404,110	$53,118,352

LIABILITIES
Short-term borrowings	$221,863	$764,715
Financial instruments sold, not yet purchased, at fair value	11,699,467	10,017,600
Securities loaned	1,525,721	1,810,748
Securities sold under agreements to repurchase	8,446,099	8,316,269
Other secured financings	4,487,224	3,288,384
Obligation to return securities received as collateral, at fair value	7,289	7,517
Lease liabilities	548,295	584,807
Payables, expense accruals and other liabilities	13,612,367	10,388,072
Long-term debt	9,125,745	8,352,039
Total liabilities (1)	49,674,070	43,530,151

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	25,400	24,676
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 243,541,431 and 249,750,542 shares issued and outstanding, after deducting 72,922,277 and 66,712,070 shares held in treasury	243,541	249,751
Additional paid-in capital	2,742,244	2,911,223
Accumulated other comprehensive income (loss)	(372,143)	(288,917)
Retained earnings	7,940,113	6,531,836
Total Jefferies Financial Group Inc. shareholders' equity	10,553,755	9,403,893
Noncontrolling interests	25,885	34,632
Total equity	10,579,640	9,438,525

Total	$60,404,110	$53,118,352
(1) Total assets include assets related to variable interest entities of $1.05 billion and $566.1 million at November 30, 2021 and 2020, respectively, and Total liabilities include liabilities related to variable interest entities of $4.64 billion and $3.29 billion at November 30, 2021 and 2020, respectively. See Note 8 for additional information related to variable interest entities.

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended November 30, 2021, 2020 and 2019
(In thousands, except per share amounts)

	2021	2020	2019
Revenues:
Commissions and other fees	$896,015	$822,248	$675,772
Principal transactions	1,623,713	1,916,508	559,300
Investment banking	4,365,699	2,501,494	1,526,992
Interest income	943,336	997,555	1,603,940
Other	1,211,120	718,125	992,652
Total revenues	9,039,883	6,955,930	5,358,656
Interest expense of Jefferies Group	854,554	945,056	1,465,680
Net revenues	8,185,329	6,010,874	3,892,976

Expenses:
Cost of sales	470,870	338,588	319,641
Compensation and benefits	3,551,124	2,940,863	1,824,891
Non-compensation expenses:
Floor brokerage and clearing fees	301,860	266,592	223,140
Selling, general and other expenses	1,278,447	1,078,956	1,009,643
Interest expense	77,084	84,870	87,177
Depreciation and amortization	157,420	158,439	152,871
Total non-compensation expenses	1,814,811	1,588,857	1,472,831
Total expenses	5,836,805	4,868,308	3,617,363
Income before income taxes and income (loss) related to associated companies	2,348,524	1,142,566	275,613
Income (loss) related to associated companies	(94,419)	(75,483)	202,995
Income before income taxes	2,254,105	1,067,083	478,608
Income tax provision (benefit)	576,729	298,673	(483,955)
Net income	1,677,376	768,410	962,563
Net (income) loss attributable to the noncontrolling interests	(3,850)	5,271	1,847
Net loss attributable to the redeemable noncontrolling interests	826	1,558	286
Preferred stock dividends	(6,949)	(5,634)	(5,103)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$1,667,403	$769,605	$959,593

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$6.29	$2.68	$3.07

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$6.13	$2.65	$3.03

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the years ended November 30, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019

Net income	$1,677,376	$768,410	$962,563
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(78), $117 and $165	(244)	372	487
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0, $0 and $(545,054)	—	—	(543,178)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(78), $117 and $545,219	(244)	372	(542,691)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(582), $11,392 and $1,146	(9,781)	35,991	544
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0, $0 and $(52)	—	—	149
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(582), $11,392 and $1,198	(9,781)	35,991	693

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(26,091), $(16,228) and $(4,653)	(80,660)	(51,865)	(13,588)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $599, $146 and $(144)	(1,861)	(397)	427
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(26,690), $(16,374) and $(4,509)	(82,521)	(52,262)	(13,161)

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $0, $0 and $0	—	—	—
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income, net of income tax provision (benefit) of $0, $0 and $161	—	—	(470)
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $0, $0 and $(161)	—	—	(470)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $2,082, $(970) and $(2,473)	6,182	(2,851)	(7,103)
Less: reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(1,054), $(957) and $(490)	3,138	2,872	1,407
Net change in pension liability benefits, net of income tax provision (benefit) of $3,136, $(13) and $(1,983)	9,320	21	(5,696)

Other comprehensive loss, net of income taxes	(83,226)	(15,878)	(561,325)

Comprehensive income	1,594,150	752,532	401,238
Comprehensive (income) loss attributable to the noncontrolling interests	(3,850)	5,271	1,847
Comprehensive loss attributable to the redeemable noncontrolling interests	826	1,558	286
Preferred stock dividends	(6,949)	(5,634)	(5,103)

Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$1,584,177	$753,727	$398,268
The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended November 30, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Net cash flows from operating activities:
Net income	$1,677,376	$768,410	$962,563
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision	96,890	64,667	6,391
Recognition of accumulated other comprehensive income lodged taxes	—	—	(544,583)
Depreciation and amortization	151,169	142,394	129,766
Share-based compensation	78,160	40,038	49,848
Provision for doubtful accounts	55,876	48,157	29,800
(Income) loss related to associated companies	(156,490)	51,549	(288,164)
Distributions from associated companies	115,381	64,493	467,157
Net (gains) losses related to property and equipment, and other assets	11,013	68,946	(42,214)
Gain on sale of subsidiaries and associated companies	—	—	(210,278)
Net change in:
Securities deposited with clearing and depository organizations	34,237	751	(169)
Financial instruments owned, at fair value	(1,713,101)	(1,182,091)	218,419
Securities borrowed	520,455	714,664	(1,103,708)
Securities purchased under agreements to resell	(2,552,607)	(752,171)	(1,523,222)
Receivables from brokers, dealers and clearing organizations	(773,612)	(1,147,886)	211,198
Receivables from customers of securities operations	(329,026)	185,266	524,656
Other receivables	(97,899)	(79,253)	(2,283)
Other assets	(151,088)	97,468	15,705
Financial instruments sold, not yet purchased, at fair value	1,691,239	(604,591)	1,051,598
Securities loaned	(282,403)	270,261	(301,727)
Securities sold under agreements to repurchase	133,423	799,794	(1,122,982)
Payables to brokers, dealers and clearing organizations	2,492,893	698,873	111,757
Payables to customers of securities operations	210,055	442,913	631,854
Lease liabilities	(64,377)	(52,553)	—
Trade payables, expense accruals and other liabilities	528,101	1,179,182	(160,784)
Other	(102,647)	256,667	61,565
Net cash provided by (used for) operating activities	1,573,018	2,075,948	(827,837)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(165,605)	(176,958)	(232,229)
Proceeds from sale of subsidiaries, net of expenses and cash of operations sold	—	179,654	(546)
Proceeds from sale of associated companies	—	—	790,612
Acquisitions, net of cash acquired	—	—	100,723
Advances on notes, loans and other receivables	(611,486)	(813,867)	(570,659)
Collections on notes, loans and other receivables	394,387	686,114	323,215
Proceeds from sales of loan receivables held to maturity	—	46,335	—
Loans to and investments in associated companies	(2,343,538)	(1,690,644)	(267,263)
Capital distributions and loan repayments from associated companies	2,323,549	1,555,973	110,656
Proceeds from maturities of investments	2,686	2,525	531,104
Proceeds from sales of investments	588	20,461	913,175
Other	(1,174)	4,215	8,307
Net cash provided by (used for) investing activities	(400,593)	(186,192)	1,707,095
(continued)

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the years ended November 30, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$3,493,493	$3,136,513	$3,275,800
Repayment of debt	(3,202,314)	(3,084,531)	(2,588,791)
Net change in other secured financings	1,197,231	218,010	1,533,696
Net change in bank overdrafts	8,216	(34,663)	26,568
Distributions to noncontrolling interests	(16,263)	(1,694)	(5,293)
Contributions from noncontrolling interests	4,325	19,617	6,829
Purchase of common shares for treasury	(269,400)	(816,871)	(509,914)
Dividends paid	(222,798)	(160,940)	(149,647)
Other	1,804	1,034	330
Net cash provided by (used for) financing activities	994,294	(723,525)	1,589,578

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3,387)	18,306	(1,063)

Net increase in cash, cash equivalents and restricted cash	2,163,332	1,184,537	2,467,773

Cash, cash equivalents and restricted cash at beginning of period	9,664,972	8,480,435	6,012,662

Cash, cash equivalents and restricted cash at end of period	$11,828,304	$9,664,972	$8,480,435

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	November 30,
	2021	2020	2019

Cash and cash equivalents	$10,755,133	$9,055,148	$7,678,821
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,015,107	570,084	761,809
Other assets	58,064	39,740	39,805
Total cash, cash equivalents and restricted cash	$11,828,304	$9,664,972	$8,480,435

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the years ended November 30, 2021, 2020 and 2019
(In thousands, except par value and per share amounts)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Non-controlling Interests	Total

Balance, December 1, 2018	$307,515	$3,854,847	$288,286	$5,610,218	$10,060,866	$18,391	$10,079,257
Net income attributable to Jefferies Financial Group Inc. common shareholders				959,593	959,593		959,593
Net loss attributable to the noncontrolling interests					—	(1,847)	(1,847)
Other comprehensive loss, net of taxes			(561,325)		(561,325)		(561,325)
Contributions from noncontrolling interests					—	6,829	6,829
Distributions to noncontrolling interests					—	(5,293)	(5,293)
Issuance of shares for HomeFed acquisition	9,295	168,585			177,880	3,900	181,780
Share-based compensation expense		49,848			49,848		49,848
Change in fair value of redeemable noncontrolling interests		(1,213)			(1,213)		(1,213)
Purchase of common shares for treasury	(26,125)	(483,845)			(509,970)		(509,970)
Dividends ($0.50 per common share)				(158,302)	(158,302)		(158,302)
Dividend of Spectrum Brands common shares		27,026		(478,120)	(451,094)		(451,094)
Other	959	12,463			13,422	(1)	13,421
Balance, November 30, 2019	291,644	3,627,711	(273,039)	5,933,389	9,579,705	21,979	9,601,684
Net income attributable to Jefferies Financial Group Inc. common shareholders				769,605	769,605		769,605
Net loss attributable to the noncontrolling interests					—	(5,271)	(5,271)
Other comprehensive loss, net of taxes			(15,878)		(15,878)		(15,878)
Contributions from noncontrolling interests					—	19,617	19,617
Distributions to noncontrolling interests					—	(1,694)	(1,694)
Share-based compensation expense		40,038			40,038		40,038
Change in fair value of redeemable noncontrolling interests		3,056			3,056		3,056
Purchase of common shares for treasury	(42,263)	(773,393)			(815,656)		(815,656)
Dividends ($0.60 per common share)				(171,158)	(171,158)		(171,158)
Other	370	13,811			14,181	1	14,182
Balance, November 30, 2020	249,751	2,911,223	(288,917)	6,531,836	9,403,893	34,632	9,438,525
Cumulative effect of the adoption of accounting standards				(19,915)	(19,915)		(19,915)
Balance, December 1, 2020, as adjusted	249,751	2,911,223	(288,917)	6,511,921	9,383,978	34,632	9,418,610
Net income attributable to Jefferies Financial Group Inc. common shareholders				1,667,403	1,667,403		1,667,403
Net income attributable to the noncontrolling interests					—	3,850	3,850
Other comprehensive loss, net of taxes			(83,226)		(83,226)		(83,226)
Contributions from noncontrolling interests					—	4,325	4,325
Distributions to noncontrolling interests					—	(16,263)	(16,263)
Share-based compensation expense		78,160			78,160		78,160
Change in fair value of redeemable noncontrolling interests		(6,216)			(6,216)		(6,216)
Purchase of common shares for treasury	(8,643)	(260,757)			(269,400)		(269,400)
Dividends ($0.90 per common share)				(239,211)	(239,211)		(239,211)
Other	2,433	19,834			22,267	(659)	21,608
Balance, November 30, 2021	$243,541	$2,742,244	$(372,143)	$7,940,113	$10,553,755	$25,885	$10,579,640

The accompanying notes are an integral part of these financial statements.

Jefferies Financial Group Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations
Jefferies Financial Group Inc. ("Jefferies," "we," "our" or the "Company") is engaged in investment banking and capital markets, and asset management. Our strategy focuses on continuing to build out our investment banking effort, enhancing our capital markets businesses and further developing our Leucadia Asset Management alternative asset management platform, while returning excess capital to shareholders. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, was established in 1962 and is the largest independent U.S.-headquartered global full-service integrated investment banking and securities firm.
Jefferies Group operates in two reportable business segments: Investment Banking and Capital Markets, and Asset Management. Investment Banking and Capital Markets includes investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to clients across most industry sectors in the Americas, Europe, the Middle East and Africa, and Asia Pacific. Capital markets businesses operate across the spectrum of equities and fixed income products.
Within Asset Management, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. Asset Management offers institutional clients an innovative range of investment strategies through its affiliated managers.

Through Jefferies Group, we own a 50% equity interest in JFIN Parent LLC ("Jefferies Finance") and Jefferies Finance LLC is a direct subsidiary of JFIN Parent LLC. Jefferies Finance is a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments for both broadly syndicated and direct lending loans. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Loans are originated primarily through Jefferies Group's investment banking efforts and Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through Jefferies Group. The Portfolio and Asset Management business lines, collectively referred to as Jefferies Credit Partners, manages a broad portfolio of assets under management comprised of portions of loans it has arranged, as well as loan positions that it has purchased in the primary and secondary markets. Jefferies Credit Partners is comprised of three registered Investment Advisors: Jefferies Finance, Apex Credit Partners LLC and JFIN Asset Management LLC, which serve as a private credit platform managing proprietary and third-party capital across comingled funds, separately managed accounts and collateralized loan obligations.

Through Jefferies Group, we also have a 50% interest in Berkadia Commercial Mortgage Holding LLC ("Berkadia"), Jefferies Group's equity method joint venture with Berkshire Hathaway Inc. Berkadia is a commercial mortgage banking and servicing company. Berkadia also is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

We own a legacy portfolio of businesses and investments that we historically denominated as our "Merchant Banking" business and are reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways. We are well along in the process of liquidating this portfolio, with the intention of selling to third parties, distributing to shareholders or transferring the balance of this portfolio to our Asset Management reportable segment over the next few years. Our Merchant Banking reportable segment primarily includes Linkem (fixed wireless broadband services in Italy); Vitesse Energy, LLC ("Vitesse Energy") (oil and gas production and development); real estate, primarily HomeFed LLC ("HomeFed"); Idaho Timber (manufacturing) and FXCM Group, LLC ("FXCM") (provider of online foreign exchange trading services). Our Merchant Banking businesses and investments also included National Beef Packing Company, LLC ("National Beef") (beef processing), prior to its sale in November 2019 and Spectrum Brands Holdings, Inc. ("Spectrum Brands") (consumer products), prior to its distribution to shareholders in October 2019.

On November 29, 2019, we sold our remaining 31% equity interest in National Beef to Marfrig Global Foods S.A. ("Marfrig") and other shareholders and received a total of $970.0 million in cash, including $790.6 million of proceeds and $179.4 million from final distributions from National Beef around the time of the sale. The pre-tax gain recognized as a result of this transaction, $205.0 million for the year ended November 30, 2019, is classified as Other revenue. As of November 30, 2019, we no longer hold an equity interest in National Beef.

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

We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2026, redeemable preferred stock with a redemption value of $107.6 million at November 30, 2021 and warrants. If our convertible preferred stock was converted and warrants exercised, it would increase our ownership to approximately 56% of Linkem's common equity at November 30, 2021. We have approximately 48% of the total voting securities of Linkem. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem launched its first 5G towers in late 2020 and plans to rapidly increase its network coverage and service offerings over the coming years as it upgrades to 5G, adds subscribers and leverages its assets. Linkem is accounted for under the equity method.

Vitesse Energy is our 97% owned consolidated subsidiary that acquires, invests and monetizes non-operated working interests and royalties predominantly in the Bakken Shale of the Williston Basin in North Dakota.

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
The HomeFed acquisition was accounted for as a business combination. The fair value of the shares issued to acquire the remaining common shares of HomeFed implied an aggregate fair value of $596.4 million for 100% of HomeFed's equity balance. In accordance with purchase accounting, we allocated the $596.4 million fair value for 100% of HomeFed to its assets, liabilities and noncontrolling interests. We recorded $101.7 million of cash, $413.2 million of real estate, $198.3 million of investments in associated companies, $37.4 million of deferred tax assets, $15.3 million of goodwill and intangibles, $6.6 million of other assets, $125.5 million of long-term debt, $46.7 million of payables, expense accruals and other liabilities and $3.9 million of noncontrolling interests. In addition, associated with the acquisition, we also recorded $32.4 million of goodwill generated by the establishment of $32.4 million of deferred tax liabilities related to allocated value exceeding the tax basis of some of the HomeFed net assets. The estimated weighted average useful lives for the amortizable intangibles were 4 years at time of acquisition. Our allocation of the acquisition price is based on our estimate of fair value for each of the acquired assets and liabilities, which were developed primarily utilizing discounted cash flow models. In connection with the acquisition of the remaining interest of HomeFed, we recognized a $72.1 million non-cash pre-tax gain in Other revenues during the year ended November 30, 2019, on the revaluation of our 70% interest in HomeFed to fair value. The fair value of our 70% interest in HomeFed was based on the implied $596.4 million equity value for 100% of HomeFed.
Idaho Timber is our 100% owned consolidated subsidiary engaged in the manufacture and distribution of various wood products.

Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2022 ($71.6 million principal outstanding at November 30, 2021), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.
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
Asset Management Fees and Revenues. Asset management fees and revenues consist of asset management fees, as well as revenues from third-parties with strategic relationships pursuant to arrangements, which entitle us to portions of our revenues and/or affiliated managers' profits and perpetual rights to certain defined revenues for a given revenue share period. Revenue from third-parties with strategic relationships pursuant to arrangements is recognized at the end of the defined revenue or profit share period when the revenues have been realized and all contingencies have been resolved.
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

Manufacturing Revenues. Manufacturing revenues, which are included in Other revenues, are from Idaho Timber, which manufactures and distributes an extensive range of quality wood products to markets across North America. Idaho Timber's primary business consists of the sale of lumber that is manufactured or remanufactured at one of its locations. Agreements with customers for these sales specify the type, quantity and price of products to be delivered as well as the delivery date and payment terms. The transaction price is fixed at the time of sale and revenue is generally recognized when the customer takes control of the product.
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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities at the reported date. Valuation adjustments and block discounts are not applied to Level 1 instruments.

Level 2:	Pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable at the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments for which fair values have been derived using model inputs that are directly observable in the market, or can be derived principally from, or corroborated by, observable market data, and financial instruments that are fair valued by reference to other similar financial instruments, the parameters of which can be directly observed.

Level 3:	Instruments that have little to no pricing observability at the reported date. These financial instruments are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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
Credit Losses
Foursight Capital, our wholly-owned subsidiary, is an automobile loan originator and servicer. Provisions for credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses inherent in Foursight Capital's finance receivables held for investment. The allowance for credit losses is established systematically by management based on the determination of the amount of credit losses inherent in the finance receivables held for investment as of the reporting date. All of Foursight Capital's finance receivables held for investment are collectively evaluated for impairment. Management's estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Foursight Capital uses static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the receivables, which is supplemented by management judgment. Expected losses are estimated for groups of accounts aggregated by monthly vintage. Generally, the expected losses are projected based on historical loss experience over the last eight years, more heavily weighted toward recent performance when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Foursight Capital's estimate of expected credit losses includes a reasonable and supportable forecast period of one year and then reverts to an estimate based on historical losses. Foursight Capital reviews charge-off experience factors, contractual delinquency, historical collection rates, the value of underlying collateral and other information to make the necessary judgments as to credit losses expected in the portfolio as of the reporting date. While management utilizes the best information available to make its evaluations, changes in macroeconomic conditions, interest rate environments, or both, may significantly impact the assumptions and inputs used in determining the allowance for credit losses. Foursight Capital's charge-off policy is based on a loan by loan review of delinquent finance receivables.

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

Receivables
At November 30, 2021 and 2020, Receivables include receivables from brokers, dealers and clearing organizations of $4.90 billion and $4.16 billion, respectively, and receivables from customers of securities operations of $1.62 billion and $1.29 billion, respectively.
Our subsidiary, Foursight Capital, had automobile loan receivables of $803.7 million and $694.2 million at November 30, 2021 and 2020, respectively. Of these amounts, $677.6 million and $532.4 million at November 30, 2021 and 2020, respectively, were in securitized vehicles. See Notes 7 and 8 for additional information on Foursight Capital's securitization activities. Foursight Capital's loan receivables held for investment consisted of approximately 19% and 21% with credit scores 680 and above, 51% and 52% with scores between 620 and 679 and 30% and 27% with scores below 620 at November 30, 2021 and 2020, respectively.
A rollforward of the allowance for credit losses related to receivables for the years ended November 30, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Beginning balance	$53,926	$34,018	$31,055
Adjustment for adoption of accounting principle for current expected credit losses	26,519	—	—
Provision for doubtful accounts (1)	55,876	48,157	29,800
Charge-offs, net of recoveries (1)	(60,322)	(28,249)	(26,837)
Ending balance	$75,999	$53,926	$34,018

(1) The year ended November 30, 2021 includes a $39.0 million bad debt expense related to our prime brokerage business, recorded during the second quarter.

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

See Note 5 for further information.
Other Investments
At November 30, 2021 and 2020, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $119.4 million and $90.2 million, respectively. There were no impairments on these investments during the year ended November 30, 2021. Impairments recognized on these investments were $20.4 million and $5.5 million during the years ended November 30, 2020 and 2019, respectively. Realized gains of $0.8 million, $2.1 million and $13.8 million were recognized on these investments during the years ended November 30, 2021, 2020 and 2019, respectively. There were no unrealized gains or losses recognized on these investments during the years ended November 30, 2021, 2020 and 2019.

Capitalization of Interest

We capitalize interest on qualifying HomeFed real estate assets. During the years ended November 30, 2021, 2020 and 2019, capitalized interest of $9.0 million, $8.6 million and $6.2 million, respectively, was allocated among all of HomeFed's projects that are currently under development.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the underlying lease.
Lease Accounting
We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2016-02, Leases on December 1, 2019. These lease policy updates are applied using a modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

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
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If we conclude otherwise, we are required to perform a quantitative impairment test. Fair value will be determined using valuation techniques consistent with what a market participant would use. All of our indefinite-lived intangible assets were recognized in connection with the Jefferies Group acquisition, and our annual impairment testing date for these assets is August 1.
Goodwill. At acquisition, we allocate the cost of a business acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values. Significant judgments and estimates are often made by management to determine these values, and may include the use of appraisals, consideration of market quotes for similar transactions, use of discounted cash flow techniques or consideration of other information we believe to be relevant. Any excess of the cost of a business acquisition over the fair values of the assets and liabilities acquired is recorded as goodwill, which is not amortized to expense. Substantially all of our goodwill was recognized in connection with the Jefferies Group acquisition.
At least annually, and more frequently if warranted, we will assess whether goodwill has been impaired. The quantitative goodwill impairment test is performed at our reporting unit level. The fair value of the reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, an impairment loss is recognized as the difference between the fair value and carrying value of the reporting unit. The fair values will be based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include market capitalization, price-to-book multiples of comparable exchange traded companies, multiples of merger and acquisitions of similar businesses and/or projected cash flows. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. Our annual goodwill impairment testing date related to the Investment Banking and Capital Markets and Asset Management reportable segments is as of August 1. Our annual impairment testing date for all other operations is November 30.

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
Payables, expense accruals and other liabilities
At November 30, 2021 and 2020, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $5.82 billion and $3.33 billion, respectively, and payables to customers of securities operations of $4.46 billion and $4.25 billion, respectively.
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

Earnings per Common Share
Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units ("RSUs") for which no future service is required. Diluted earnings per share is computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred shares by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period.
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
Securitization Activities
We engage in securitization activities related to corporate loans, consumer loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Transfers of financial assets to secured funding vehicles are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized in Principal transactions revenues in the Consolidated Statements of Operations. When a transfer of assets does not meet the criteria of a sale, the transfer is accounted for as a secured borrowing and we continue to recognize the assets of a secured borrowing in Financial instruments owned, at fair value and recognize the associated financing in Other secured financings in the Consolidated Statements of Financial Condition.
Foursight Capital utilizes special purpose entities to securitize automobile loans receivables. These special purpose entities are VIEs and Foursight Capital is the primary beneficiary; the related assets and the secured borrowings are recognized in the Consolidated Statements of Financial Condition. These secured borrowings do not have recourse to our subsidiary's general credit.
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

Supplemental Cash Flow Information

	Year Ended November 30,
	2021	2020	2019
	(In thousands)
Cash paid during the year for:
Interest, net of amounts capitalized	$936,272	$1,080,368	$1,563,152
Income tax payments (refunds), net	$727,126	$25	$24,587
In June 2019, we entered into a Membership Interest Purchase Agreement, which provided for each of the then owners of National Beef to purchase, in the aggregate, 100% of the ownership interests in Iowa Premium, LLC ("Iowa Premium"). The funds used to acquire Iowa Premium were provided by way of a permitted distribution from National Beef to its owners, of which our proportionate share was approximately $49.0 million. The distribution from National Beef and the acquisition of Iowa Premium are included in the Consolidated Statement of Cash Flows for the year ended November 30, 2019. Immediately following the acquisition, we contributed our ownership interest in Iowa Premium to National Beef, which was a non-cash investing activity.
During the year ended November 30, 2019, we had $178.8 million in non-cash investing activities related to the issuance of common stock for the acquisition of the remaining common stock of HomeFed.
During the year ended November 30, 2019, we had $16.4 million non-cash investing activities related to the sale of a hotel and restaurant in Telluride, Colorado that we owned, to the Company's Chairman and certain of his family trusts in exchange for 780,315 shares of the Company's common stock, at a price of $21.03 per share.
During the year ended November 30, 2019, we had $451.1 million in non-cash financing activities related to our distribution of all of our Spectrum Brands shares through a special pro rata dividend to our stockholders.
During the year ended November 30, 2019, we had $1.2 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to November 30, 2019.
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

Note 4.  Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $1.03 billion and $965.4 million at November 30, 2021 and 2020, respectively, by level within the fair value hierarchy (in thousands):

	November 30, 2021
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,737,255	$257,318	$87,647	$—	$3,082,220
Corporate debt securities	—	3,836,341	11,803	—	3,848,144
Collateralized debt obligations and collateralized loan obligations	—	579,518	31,946	—	611,464
U.S. government and federal agency securities	3,045,295	68,784	—	—	3,114,079
Municipal securities	—	509,559	—	—	509,559
Sovereign obligations	899,086	654,199	—	—	1,553,285
Residential mortgage-backed securities	—	1,168,246	1,477	—	1,169,723
Commercial mortgage-backed securities	—	196,419	2,333	—	198,752
Other asset-backed securities	—	337,022	93,524	—	430,546
Loans and other receivables	—	3,363,050	135,239	—	3,498,289
Derivatives	4,429	3,861,551	10,248	(3,305,756)	570,472
Investments at fair value	—	11,369	154,373	—	165,742
FXCM term loan	—	—	50,455	—	50,455
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$6,686,065	$14,843,376	$579,045	$(3,305,756)	$18,802,730

Loans to and investments in associated companies	$—	$—	$30,842	$—	$30,842
Securities received as collateral, at fair value	$7,289	$—	$—	$—	$7,289

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$1,671,696	$19,654	$4,635	$—	$1,695,985
Corporate debt securities	—	2,111,777	482	—	2,112,259
U.S. government and federal agency securities	2,457,420	—	—	—	2,457,420
Sovereign obligations	935,801	593,040	—	—	1,528,841
Residential mortgage-backed securities	—	719	—	—	719
Commercial mortgage-backed securities	—	—	210	—	210
Loans	—	2,476,087	15,770	—	2,491,857
Derivatives	1,815	5,034,544	78,017	(3,702,200)	1,412,176
Total financial instruments sold, not yet purchased, at fair value	$5,066,732	$10,235,821	$99,114	$(3,702,200)	$11,699,467

Other secured financings	$—	$76,883	$25,905	$—	$102,788
Long-term debt	$—	$961,866	$881,732	$—	$1,843,598
Obligation to return securities received as collateral, at fair value	$7,289	$—	$—	$—	$7,289

	November 30, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,475,887	$58,159	$75,904	$—	$2,609,950
Corporate debt securities	—	2,954,236	23,146	—	2,977,382
Collateralized debt obligations and collateralized loan obligations	—	64,155	17,972	—	82,127
U.S. government and federal agency securities	2,840,025	91,653	—	—	2,931,678
Municipal securities	—	453,881	—	—	453,881
Sovereign obligations	1,962,346	591,342	—	—	2,553,688
Residential mortgage-backed securities	—	1,100,849	21,826	—	1,122,675
Commercial mortgage-backed securities	—	736,291	2,003	—	738,294
Other asset-backed securities	—	103,611	79,995	—	183,606
Loans and other receivables	—	2,610,746	134,636	—	2,745,382
Derivatives	1,523	2,013,942	21,678	(1,556,136)	481,007
Investments at fair value	—	6,122	213,946	—	220,068
FXCM term loan	—	—	59,455	—	59,455
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$7,279,781	$10,784,987	$650,561	$(1,556,136)	$17,159,193

Loans to and investments in associated companies	$—	$8,603	$40,185	$—	$48,788
Securities received as collateral, at fair value	$7,517	$—	$—	$—	$7,517

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,046,441	$9,046	$4,434	$—	$2,059,921
Corporate debt securities	—	1,237,631	141	—	1,237,772
U.S. government and federal agency securities	2,609,660	—	—	—	2,609,660
Sovereign obligations	1,050,771	624,740	—	—	1,675,511
Residential mortgage-backed securities	—	477	—	—	477
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,776,446	16,635	—	1,793,081
Derivatives	551	2,391,556	47,695	(1,798,659)	641,143
Total financial instruments sold, not yet purchased, at fair value	$5,707,423	$6,039,896	$68,940	$(1,798,659)	$10,017,600

Short-term borrowings	$—	$5,067	$—	$—	$5,067
Other secured financings	$—	$—	$1,543	$—	$1,543
Long-term debt	$—	$1,036,217	$676,028	$—	$1,712,245
Obligation to return securities received as collateral, at fair value	$7,517	$—	$—	$—	$7,517
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

Commercial Mortgage-Backed Securities

•Agency Commercial Mortgage-Backed Securities:  Government National Mortgage Association ("Ginnie Mae") project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates and cash flow structures. Federal National Mortgage Association ("Fannie Mae") Delegated Underwriting and Servicing ("DUS") mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. Ginnie Mae project loan bonds and Fannie Mae DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.
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
•Project Loans and Participation Certificates in Ginnie Mae Project and Construction Loans:  Valuations of participation certificates in Ginnie Mae project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations with similar underlying loan collateral to derive an implied spread. Securitization prices are adjusted to estimate the fair value of the loans to account for the arbitrage that is realized at the time of securitization. The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.
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

Derivatives

•Listed Derivative Contracts:  Listed derivative contracts that are actively traded are measured based on quoted exchange prices, broker quotes or vanilla option valuation models, such as Black-Scholes, using observable valuation inputs from the principal market or consensus pricing services. Exchange quotes and/or valuation inputs are generally obtained from external vendors and pricing services. Broker quotes are validated directly through observable and tradeable quotes. Listed derivative contracts that use exchange close prices are generally categorized within Level 1 of the fair value hierarchy. All other listed derivative contracts are generally categorized within Level 2 of the fair value hierarchy.
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

Investments at Fair Value

Investments at fair value include investments in hedge funds and private equity funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy.

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands).

	Fair Value (1)	Unfunded Commitments
November 30, 2021
Equity Long/Short Hedge Funds (2)	$466,231	$—
Equity Funds (3)	46,030	17,815
Commodity Fund (4)	24,401	—
Multi-asset Funds (5)	390,224	—
Other Funds (6)	99,054	36,090
Total	$1,025,940	$53,905

November 30, 2020
Equity Long/Short Hedge Funds (2)	$328,096	$—
Equity Funds (3)	33,221	12,408
Commodity Fund (4)	17,747	—
Multi-asset Funds (5)	561,236	—
Other Funds (6)	25,084	5,000
Total	$965,384	$17,408
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At November 30, 2021 and 2020, approximately 74% and 94%, respectively, of the fair value of investments cannot be redeemed because these investments include restrictions that do not allow for redemption before December 31, 2021. At November 30, 2021 approximately 21% of the fair value of investments cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023. The remaining investments are redeemable quarterly with 60 days prior written notice.
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to seven years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At November 30, 2021 and 2020, investments representing approximately 78% and 57%, respectively, of the fair value of investments in this category are redeemable monthly with 60 days prior written notice. At November 30, 2021, approximately 22% of the fair value of investments in this category are redeemable quarterly with 90 days prior written notice.
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

Investment in FXCM

Our investment in FXCM and associated companies consists of a senior secured term loan due February 15, 2022 ($71.6 million principal outstanding at November 30, 2021), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Other Secured Financings

Other secured financings that are accounted for at fair value are classified within Level 2 or Level 3 of the fair value hierarchy. Fair value is based on estimates of future cash flows incorporating assumptions regarding recovery rates.

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

Short-term Borrowings and Long-term Debt

Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized within Level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, equity-linked notes, constant maturity swap, digital and Bermudan structured notes. These are valued using various valuation models that incorporate Jefferies Group's own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy, where market trades have been observed during the period or model pricing is available, otherwise the notes are categorized within Level 3.

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

Due to a decline in oil and gas prices during the second quarter of 2020, Vitesse Energy performed impairment analyses on its proven oil and gas properties in the Denver-Julesburg Basin ("DJ Basin") of Wyoming and Colorado and the Williston Basin in North Dakota and Montana. Vitesse Energy first determined the estimated undiscounted cash flows based on the reserves and costs utilized in its reserve report and then updated those cash flows based on strip pricing as of May 31, 2020. The expected undiscounted future net cash flows were then compared to the end of quarter net carrying value of the oil and gas properties. No impairment of the Williston Basin assets was necessary as the undiscounted future net cash flows significantly exceeded the carrying value of these assets. As undiscounted future net cash flows were lower than the carrying value of the DJ Basin properties, Vitesse Energy then determined the estimated fair value of the proven properties. To measure the estimated fair value of its proven properties, Vitesse Energy used unobservable Level 3 inputs, including a 10.0% discount rate and estimated future cash flows from its reserve report. The estimated fair value of Vitesse Energy's proven oil and gas properties in the DJ Basin totaled $26.8 million, which was $13.2 million lower than the carrying value as of the end of the second quarter of 2020. As a result, an impairment charge of $13.2 million was recorded in Selling, general and other expenses during the second quarter of 2020.

Level 3 Rollforwards

The following is a summary of changes in the fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2021 (in thousands):

	Balance, November 30, 2020	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, November 30, 2021	Changes in unrealized gains/losses included in earnings relating to instruments still held at November 30, 2021 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$75,904	$28,556	$8,778	$(34,307)	$(49)	$—	$8,765	$87,647	$20,932
Corporate debt securities	23,146	1,565	11,161	(7,978)	(1,417)	—	(14,674)	11,803	1,724
CDOs and CLOs	17,972	8,092	32,618	(27,332)	(5,042)	—	5,638	31,946	(4,390)
Residential mortgage-backed securities	21,826	(243)	708	(1,183)	(354)	—	(19,277)	1,477	(131)
Commercial mortgage-backed securities	2,003	(1,694)	2,445	(393)	(13)	—	(15)	2,333	(733)
Other asset-backed securities	79,995	5,335	65,277	(21,727)	(45,397)	—	10,041	93,524	(14,471)
Loans and other receivables	134,636	6,995	58,993	(61,560)	(20,442)	—	16,617	135,239	3,136
Investments at fair value	213,946	112,012	22,957	(47,243)	(9,809)	—	(137,490)	154,373	25,723
FXCM term loan	59,455	(9,000)	—	—	—	—	—	50,455	(9,000)
Loans to and investments in associated companies	40,185	(9,343)	—	—	—	—	—	30,842	(9,343)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,434	$(83)	$(21)	$318	$—	$—	$(13)	$4,635	$83
Corporate debt securities	141	1,205	(815)	—	(49)	—	—	482	(139)
Commercial mortgage-backed securities	35	—	(35)	210	—	—	—	210	—
Loans	16,635	1,826	(8,549)	5,673	—	—	185	15,770	(1,825)
Net derivatives (2)	26,017	7,246	—	—	(1,491)	44,453	(8,456)	67,769	(7,371)
Other secured financings	1,543	(649)	—	—	—	25,011	—	25,905	649
Long-term debt (1)	676,028	(22,132)	—	—	—	169,975	57,861	881,732	85,260

(1)Realized and unrealized gains (losses) are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument specific credit risk related to structured notes within long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at November 30, 2021 were losses of $63.1 million.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the year ended November 30, 2021

During the year ended November 30, 2021, transfers of assets of $38.3 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•Loans and other receivables of $17.2 million, other asset-backed securities of $10.2 million, CDOs and CLOs of $7.6 million and corporate debt securities of $3.3 million due to reduced pricing transparency.

During the year ended November 30, 2021, transfers of assets of $168.7 million from Level 3 to Level 2 or Level 1 are primarily attributed to:
•Investments at fair value of $137.5 million, residential mortgage-backed securities of $19.3 million, corporate debt securities of $17.9 million and corporate equity securities of $5.4 million due to greater pricing transparency supporting classification into Level 2 or Level 1.

During the year ended November 30, 2021, transfers of liabilities of $74.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $57.9 million and net derivatives of $16.2 million due to reduced market and pricing transparency.

During the year ended November 30, 2021, transfers of liabilities of $24.7 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $24.7 million due to greater pricing transparency.

Net gains on Level 3 assets were $142.3 million and net gains on Level 3 liabilities were $12.6 million for the year ended November 30, 2021. Net gains on Level 3 assets were primarily due to an increased market values of investments at fair value, corporate equity securities and CDOs and CLOs, partially offset by decreased valuations of loans to and investments in associated companies and the FXCM term loan. Net gains on Level 3 liabilities were primarily due to decreased market valuations of certain structured notes within long-term debt, partially offset by decreased values of certain derivatives and loans.

The following is a summary of changes in the fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2020 (in thousands):

	Balance, November 30, 2019	Total gains (losses) (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, November30, 2020	Changes in unrealized gains/losses included in earnings relating to instruments still held at November 30, 2020 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$58,426	$(4,086)	$31,885	$(37,706)	$—	$—	$27,385	$75,904	$(652)
Corporate debt securities	7,490	83	1,607	(391)	(602)	—	14,959	23,146	(270)
CDOs and CLOs	28,788	(3,821)	10,913	(14,389)	(5,201)	—	1,682	17,972	(17,212)
Residential mortgage-backed securities	17,740	(934)	7,887	(969)	(1,053)	—	(845)	21,826	(599)
Commercial mortgage-backed securities	6,110	(827)	393	(1,856)	(1,787)	—	(30)	2,003	(295)
Other asset-backed securities	42,563	(3,848)	69,701	(1,638)	(43,072)	—	16,289	79,995	(5,945)
Loans and other receivables	114,080	(12,341)	123,485	(36,929)	(57,455)	—	3,796	134,636	(11,153)
Investments at fair value	205,412	(31,666)	55,836	(167)	(17,298)	—	1,829	213,946	(33,514)
FXCM term loan	59,120	335	—	—	—	—	—	59,455	335
Loans to and investments in associated companies	—	5,497	—	—	—	—	34,688	40,185	5,497
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,487	$456	$(513)	$—	$—	$—	$4	$4,434	$(81)
Corporate debt securities	340	(268)	(325)	394	—	—	—	141	27
Commercial mortgage-backed securities	35	—	—	35	—	—	(35)	35	—
Loans	9,463	(520)	(6,061)	13,851	—	—	(98)	16,635	360
Net derivatives (2)	77,168	(40)	(7,446)	19,376	(2,216)	—	(60,825)	26,017	(1,805)
Other secured financings	—	(2,475)	—	—	—	4,018	—	1,543	2,475
Long-term debt (1)	480,069	84,930	—	—	(57,088)	248,718	(80,601)	676,028	(51,567)

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

Analysis of Level 3 Assets and Liabilities for the year ended November 30, 2020

During the year ended November 30, 2020, transfers of assets of $88.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•Corporate equity securities of $32.5 million, other asset-backed securities of $23.0 million, corporate debt securities of $18.0 million and loans and other receivables of $10.9 million due to reduced pricing transparency.

During the year ended November 30, 2020, transfers of assets into Level 3 also include $34.7 million related to loans to and investments in associated companies.

During the year ended November 30, 2020, transfers of assets of $24.7 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $7.1 million, other asset-backed securities of $6.8 million, corporate equity securities of $5.1 million and corporate debt securities of $3.0 million due to greater pricing transparency supporting classification into Level 2.

During the year ended November 30, 2020, transfers of liabilities of $1.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans of $1.8 million due to reduced pricing transparency.

During the year ended November 30, 2020, transfers of liabilities of $143.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $80.6 million and net derivatives of $60.8 million due to greater market and pricing transparency.

Net losses on Level 3 assets were $51.6 million and net losses on Level 3 liabilities were $82.1 million for the year ended November 30, 2020. Net losses on Level 3 assets were primarily due to a decreased market values of investments at fair value and loans and other receivables, partially offset by increased valuations of loans to and investments in associated companies. Net losses on Level 3 liabilities were primarily due to increased market valuations of certain structured notes within long-term debt, partially offset by decreased values of other secured financings.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2019 (in thousands):

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

Analysis of Level 3 Assets and Liabilities for the year ended November 30, 2019

During the year ended November 30, 2019, transfers of assets of $68.6 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:
•Loans and other receivables of $27.4 million, other asset-backed securities of $12.1 million, investments at fair value of $10.2 million, corporate debt securities of $8.9 million, commercial mortgage-backed securities of $5.6 million and CDOs and CLOs of $3.0 million due to reduced pricing transparency.

During the year ended November 30, 2019, transfers of assets of $26.7 million from Level 3 to Level 2 are primarily attributed to:
•CDOs and CLOs of $8.8 million, loans and other receivables of $8.6 million, corporate equity securities of $6.0 million and other asset-backed securities of $2.6 million due to greater pricing transparency supporting classification into Level 2.

During the year ended November 30, 2019, there were transfers of net derivatives of $57.2 million from Level 2 to Level 3 due to reduced observability of inputs and market data. Transfers of net derivatives from Level 3 to Level 2 were $14.3 million for the year ended November 30, 2019 due to greater observability of inputs and market data.

During the year ended November 30, 2019, there were transfers of structured notes within long-term debt of $22.6 million from Level 2 to Level 3 due to reduced market transparency. Transfers of structured notes within long-term debt from Level 3 to Level 2 were $61.7 million for the year ended November 30, 2019 due to greater market transparency.

Net losses on Level 3 assets were $217.0 million and net gains on Level 3 liabilities were $44.5 million for the year ended November 30, 2019. Net losses on Level 3 assets were primarily due to a decreased valuation of investments at fair value, corporate equity securities, loans and other receivables, corporate debt securities, commercial mortgage-backed securities, CDOs and CLOs and the FXCM term loan. Net gains on Level 3 liabilities were primarily due to decreased market values across certain derivatives and valuations of certain structured notes within long-term debt.

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

November 30, 2021
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$86,961
Non-exchange-traded securities		Market approach	Price	$1	to	$366	$183
		Volatility benchmarking	Volatility	40%	to	53%	45%

Corporate debt securities	$11,803	Market approach	Price	$13	to	$100	$86

CDOs and CLOs	$31,944	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	to	30%	26%
			Discount rate/yield	8%	to	19%	16%
		Market approach	Price	$86	to	$103	$93

Commercial mortgage- backed securities	$2,333	Scenario analysis	Estimated recovery percentage	81%			—

Other asset-backed securities	$86,099	Discounted cash flows	Constant prepayment rate	0%	to	35%	31%
			Constant default rate	2%	to	4%	4%
			Loss severity	60%	to	85%	55%
			Discount rate/yield	3%	to	16%	10%
			Cumulative loss rate	7%	to	20%	14%
			Duration (years)	0.7 years	to	1.4 years	1.1 years
		Market approach	Price	$37	to	$100	$94

Loans and other receivables	$134,015	Market approach	Price	$31	to	$101	$54
		Scenario analysis	Estimated recovery percentage	9%	to	100%	76%

Derivatives	$6,501
Equity options		Volatility benchmarking	Volatility	46%			—
Interest rate swaps		Market approach	Basis points upfront	0.1	to	8.7	3.3
Total return swaps			Price	$100			—

Investments at fair value	$128,152
Private equity securities		Market approach	Price	$1	to	$152	$32
			EBITDA multiple	16.9			—
			Revenue multiple	4.9	to	5.1	5.0
		Scenario analysis	Estimated recovery percentage	7%			—
			Discount rate/yield	13%	to	21%	17%
			Revenue growth	0%			—

Investment in FXCM	$50,455
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	2.2 years	2.2 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$30,842	Market approach	Underlying stock price	$662			—
			Underlying stock price	€15	to	€18	€16
			Volatility	25%	to	59%	31%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,635
Non-exchange-traded securities		Market approach	Price	$1			—

Loans	$15,770	Market approach	Price	$31	to	$100	$43
		Scenario analysis	Estimated recovery percentage	50%			—

Derivatives	$76,533
Equity options		Volatility benchmarking	Volatility	26%	to	77%	40%
Interest rate swaps		Market approach	Basis points upfront	0.1	to	8.7	3.1
Total return swaps			Price	$100			—

Other secured financings	$25,905	Scenario analysis	Estimated recovery percentage	13%	to	98%	92%

Long-term debt
Structured notes	$881,732	Market approach	Price	$76	to	$115	$94
			Price	€81	to	€113	€103

November 30, 2020
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$75,409
Non-exchange-traded securities		Market approach	Price	$1	to	$213	$86
			EBITDA multiple	4.0	to	8.0	5.7

Corporate debt securities	$23,146	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	20%	to	44%	30%

CDOs and CLOs	$17,972	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	to	30%	26%
			Discount rate/yield	14%	to	28%	20%
		Scenario analysis	Estimated recovery percentage	2%	to	34%	23%

Residential mortgage- backed securities	$21,826	Discounted cash flows	Cumulative loss rate	2%	to	3%	3%
			Loss severity	35%	to	50%	36%
			Duration (years)	2.0 years	to	12.9 years	5.1 years
			Discount rate/yield	3%	to	12%	4%

Other asset-backed securities	$67,816	Discounted cash flows	Cumulative loss rate	1%	to	28%	11%
			Loss severity	50%	to	85%	54%
			Duration (years)	0.2 years	to	2.1 years	1.3 years
			Discount rate/yield	1%	to	16%	9%
		Market approach	Price	$100			—

Loans and other receivables	$76,049	Market approach	Price	$31	to	$100	$84
		Scenario analysis	Estimated recovery percentage	19%	to	100%	52%

Derivatives	$19,951
Equity options		Volatility benchmarking	Volatility	47%			—
Interest rate swaps		Market approach	Basis points upfront	1.2	to	8.0	4.8

Investments at fair value	$96,906
Private equity securities		Market approach	Price	$1	to	$169	$29
		Scenario analysis	Estimated recovery percentage	17%			—
			Discount rate/yield	19%	to	21%	20%
			Revenue growth	0%			—

Investment in FXCM	$59,455
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.2 years	1.2 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$40,185	Market approach	Underlying stock price	$778	to	$805	$792
			Underlying stock price	€15	to	€19	€16
			Volatility	25%	to	55%	30%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,434	Market approach	Price	$1			—

Corporate debt securities	$141	Scenario analysis	Estimated recovery percentage	20%			—

Loans	$16,635	Market approach	Price	$31	to	$99	$55

Derivatives	$46,971
Equity options		Volatility benchmarking	Volatility	33%	to	50%	42%
Interest rate swaps		Market approach	Basis points upfront	1.2	to	8.0	5.4

Other secured financings	$1,543	Scenario analysis	Estimated recovery percentage	19%	to	55%	45%

Long-term debt
Structured notes	$676,028	Market approach	Price	$100			—
			Price	€76	to	€113	€99

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2021 and 2020, asset exclusions consisted of $40.8 million and $192.0 million, respectively, primarily comprised of certain investments at fair value, other asset-backed securities, residential mortgage-backed securities, commercial mortgage-backed securities, certain derivatives, loans and other receivables, corporate equity securities and CDOs and CLOs. At November 30, 2021 and 2020, liability exclusions consisted of $2.2 million and $0.8 million, respectively, primarily comprised of certain derivatives, corporate debt securities and commercial mortgage-backed securities.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•    Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, loans and other receivables, other asset-backed securities, private equity securities, non-exchange traded warrants, certain derivatives and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, other asset-backed securities, loans and other receivables, non-exchange traded warrants, total return swaps or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to non-exchange traded securities or private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the revenue multiple related to private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
•Loans and other receivables, corporate debt securities, CDOs and CLOs, commercial mortgage-backed securities, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.
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
•Derivative equity options and non-exchange-traded securities using volatility benchmarking. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on short-term borrowings, other secured financings and long-term debt measured at fair value under the fair value option (in thousands):

	Year Ended November 30,
	2021	2020	2019
Financial instruments owned, at fair value:
Loans and other receivables	$11,682	$(25,623)	$(2,072)

Financial instruments sold, not yet purchased, at fair value:
Loans	$1,077	$—	$656
Loan commitments	—	464	(1,089)

Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$—	$114
Other changes in fair value (2)	—	(48)	(863)

Other secured financings:
Other changes in fair value (2)	$650	$2,475	$—

Long-term debt:
Changes in instrument specific credit risk (1)	$(113,027)	$70,201	$(20,332)
Other changes in fair value (2)	108,739	(84,116)	(25,144)
(1)    Changes in instrument specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of taxes.
(2)    Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amount by which contractual principal is greater than (less than) fair value for loans and other receivables, long-term debt and short-term borrowings, and other secured financings measured at fair value under the fair value option (in thousands):

	November 30,
	2021	2020
Financial instruments owned, at fair value:
Loans and other receivables (1)	$5,600,648	$1,662,647
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	64,203	287,889
Long-term debt and short-term borrowings	(38,391)	(42,819)
Other secured financings	3,432	2,782

(1)Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.
(2)Amounts include all loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $19.7 million and $30.0 million at November 30, 2021 and 2020, respectively.
The aggregate fair value of our loans and other receivables on nonaccrual status and/or 90 days or greater past due was $56.9 million and $69.7 million at November 30, 2021 and 2020, respectively, which includes loans and other receivables 90 days or greater past due of $23.5 million and $3.8 million at November 30, 2021 and 2020, respectively.
As of November 30, 2018, we owned 7,514,477 common shares of Spectrum Brands, representing approximately 15% of Spectrum Brands outstanding common shares. The changes in the fair value of our investment in Spectrum Brands aggregated $80.0 million during the year ended November 30, 2019. We distributed all of our Spectrum Brands shares through a special pro rata dividend effective on October 11, 2019 to our stockholders of record as of the close of business on September 30, 2019. We recorded a $451.1 million dividend as of the September 16, 2019 declaration date, which was equal to the fair value of Spectrum Brands shares at that time.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $0.0 million and $34.2 million at November 30, 2021 and 2020, respectively. See Note 24 for additional information related to financial instruments not measured at fair value.
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
The following tables present the fair value and related number of derivative contracts at November 30, 2021 and 2020 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2021 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$35,726	2	$32,200	1
Foreign exchange contracts:
Bilateral OTC	30,462	4	—	—
Total derivatives designated as accounting hedges	66,188		32,200

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,262	23,888	756	39,195
Cleared OTC	373,355	4,505	367,134	4,467
Bilateral OTC	322,353	1,037	283,481	967
Foreign exchange contracts:
Bilateral OTC	1,428,712	17,792	1,437,116	17,576
Equity contracts:
Exchange-traded	1,206,606	1,582,713	1,036,019	1,450,624
Bilateral OTC	377,132	2,888	1,824,418	2,682
Commodity contracts:
Exchange-traded	448	1,394	223	1,457
Bilateral OTC	2,703	616	9,862	825
Credit contracts:
Cleared OTC	84,180	132	108,999	128
Bilateral OTC	13,289	14	14,168	17
Total derivatives not designated as accounting hedges	3,810,040		5,082,176

Total gross derivative assets/liabilities:
Exchange-traded	1,208,316		1,036,998
Cleared OTC	493,261		508,333
Bilateral OTC	2,174,651		3,569,045

Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(1,008,091)		(1,008,091)
Cleared OTC	(483,339)		(508,333)
Bilateral OTC	(1,814,326)		(2,185,776)
Net amounts in the Consolidated Statement of Financial Condition (4)	$570,472		$1,412,176

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2020 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$67,381	1	$6,891	1
Foreign exchange contracts:
Bilateral OTC	—	—	3,306	11
Total derivatives designated as accounting hedges	67,381		10,197

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,442	52,620	439	42,611
Cleared OTC	17,379	3,785	114,524	4,307
Bilateral OTC	626,210	1,493	317,534	466
Foreign exchange contracts:
Exchange-traded	—	—	—	180
Bilateral OTC	297,165	15,005	277,706	15,050
Equity contracts:
Exchange-traded	558,304	1,147,486	564,951	971,938
Bilateral OTC	429,304	2,374	1,125,944	2,421
Commodity contracts:
Exchange-traded	64	3,207	—	2,654
Bilateral OTC	13,190	1,556	—	—
Credit contracts:
Cleared OTC	24,696	39	26,298	31
Bilateral OTC	1,008	11	2,209	11
Total derivatives not designated as accounting hedges	1,969,762		2,429,605

Total gross derivative assets/liabilities:
Exchange-traded	560,810		565,390
Cleared OTC	109,456		147,713
Bilateral OTC	1,366,877		1,726,699
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(546,989)		(546,989)
Cleared OTC	(109,228)		(111,654)
Bilateral OTC	(899,919)		(1,140,016)
Net amounts in the Consolidated Statement of Financial Condition (4)	$481,007		$641,143

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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations related to fair value hedges (in thousands):

	Year Ended November 30,
	2021	2020	2019

Interest rate swaps	$(41,845)	$41,524	$56,385
Long-term debt	58,507	(36,668)	(58,931)
Total	$16,662	$4,856	$(2,546)

The following table provides information related to gains (losses) on net investment hedges recognized in Net unrealized foreign exchange gains (losses), a component of Other comprehensive income (loss), in the Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	Year Ended November 30,
	2021	2020	2019

Foreign exchange contracts	$19,008	$(3,306)	$—
Total	$19,008	$(3,306)	$—

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Year Ended November 30,
	2021	2020	2019

Interest rate contracts	$(48,510)	$(52,331)	$(188,605)
Foreign exchange contracts	(10,152)	2,266	(822)
Equity contracts	(427,593)	47,631	(108,961)
Commodity contracts	(28,012)	45,491	(5,630)
Credit contracts	653	15,218	9,147
Total	$(513,614)	$58,275	$(294,871)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at November 30, 2021 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total

Commodity swaps, options and forwards	$2,703	$—	$—	$—	$2,703
Equity options and forwards	26,603	3,524	—	(8,181)	21,946
Credit default swaps	1	1,226	497	—	1,724
Total return swaps	124,348	24,144	—	(1,211)	147,281
Foreign currency forwards, swaps and options	186,348	4,933	—	(1,959)	189,322
Fixed income forwards	31,527	—	—	—	31,527
Interest rate swaps, options and forwards	25,630	86,577	114,519	(23,162)	203,564
Total	$397,160	$120,404	$115,016	$(34,513)	598,067
Cross-product counterparty netting					(61,679)
Total OTC derivative assets included in Financial instruments owned, at fair value					$536,388

(1)At November 30, 2021, we held net exchange-traded derivative assets and other credit agreements with a fair value of $210.4 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At November 30, 2021, cash collateral received was $176.3 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total

Commodity swaps, options and forwards	$9,862	$—	$—	$—	$9,862
Equity options and forwards	15,539	642,337	41,996	(8,181)	691,691
Credit default swaps	6	13,690	11,632	—	25,328
Total return swaps	149,353	777,266	2,042	(1,211)	927,450
Foreign currency forwards, swaps and options	159,206	10,028	—	(1,959)	167,275
Fixed income forwards	30,368	—	—	—	30,368
Interest rate swaps, options and forwards	11,364	42,713	132,289	(23,162)	163,204
Total	$375,698	$1,486,034	$187,959	$(34,513)	2,015,178
Cross-product counterparty netting					(61,679)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased, at fair value					$1,953,499

(1)At November 30, 2021, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $31.5 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At November 30, 2021, cash collateral pledged was $572.8 million.
(3)Derivative fair values include counterparty netting within product category.
(4)    Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At November 30, 2021, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$175,204
BBB- to BBB+	71,870
BB+ or lower	140,008
Unrated	149,306
Total	$536,388
(1)We utilize internal credit ratings determined by the Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
November 30, 2021
Credit protection sold:
Index credit default swaps	$2,612.0	$1,298.8	$—	$3,910.8
Single name credit default swaps	—	17.6	0.2	17.8

November 30, 2020
Credit protection sold:
Index credit default swaps	$62.0	$262.8	$—	$324.8
Single name credit default swaps	—	6.2	0.2	6.4
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

	November 30,
	2021	2020

Derivative instrument liabilities with credit-risk-related contingent features	$821.5	$284.6
Collateral posted	(160.5)	(129.8)
Collateral received	369.3	141.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	1,030.4	296.2
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

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
November 30, 2021
Corporate equity securities	$1,160,916	$150,602	$7,289	$1,318,807
Corporate debt securities	321,356	2,684,458	—	3,005,814
Mortgage-backed and asset-backed securities	—	1,209,442	—	1,209,442
U.S. government and federal agency securities	6,348	8,426,536	—	8,432,884
Municipal securities	—	413,073	—	413,073
Sovereign securities	37,101	2,422,901	—	2,460,002
Loans and other receivables	—	712,388	—	712,388
Total	$1,525,721	$16,019,400	$7,289	$17,552,410

November 30, 2020
Corporate equity securities	$1,371,978	$157,912	$7,517	$1,537,407
Corporate debt securities	369,218	1,869,844	—	2,239,062
Mortgage-backed and asset-backed securities	—	1,547,140	—	1,547,140
U.S. government and federal agency securities	14,789	7,149,992	—	7,164,781
Municipal securities	—	278,470	—	278,470
Sovereign securities	54,763	2,763,032	—	2,817,795
Loans and other receivables	—	1,392,883	—	1,392,883
Total	$1,810,748	$15,159,273	$7,517	$16,977,538

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
November 30, 2021
Securities lending arrangements	$595,628	$1,318	$539,623	$389,152	$1,525,721
Repurchase agreements	6,551,934	1,798,716	4,361,993	3,306,757	16,019,400
Obligation to return securities received as collateral, at fair value	7,289	—	—	—	7,289
Total	$7,154,851	$1,800,034	$4,901,616	$3,695,909	$17,552,410

November 30, 2020
Securities lending arrangements	$636,256	$59,735	$459,455	$655,302	$1,810,748
Repurchase agreements	5,510,476	1,747,526	5,019,885	2,881,386	15,159,273
Obligation to return securities received as collateral, at fair value	7,517	—	—	—	7,517
Total	$6,154,249	$1,807,261	$5,479,340	$3,536,688	$16,977,538
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2021 and 2020, the approximate fair value of securities received as collateral by us that may be sold or repledged was $31.97 billion and $25.85 billion, respectively. At November 30, 2021 and 2020, a substantial portion of the securities received have been sold or repledged.
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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at November 30, 2021
Securities borrowing arrangements	$6,409,420	$—	$6,409,420	$(271,475)	$(1,528,206)	$4,609,739
Reverse repurchase agreements	15,215,785	(7,573,301)	7,642,484	(540,312)	(7,048,823)	53,349
Securities received as collateral, at fair value	7,289	—	7,289	—	(7,289)	—

Liabilities at November 30, 2021
Securities lending arrangements	$1,525,721	$—	$1,525,721	$(271,475)	$(1,213,563)	$40,683
Repurchase agreements	16,019,400	(7,573,301)	8,446,099	(540,312)	(7,336,585)	569,202
Obligation to return securities received as collateral, at fair value	7,289	—	7,289	—	(7,289)	—

Assets at November 30, 2020
Securities borrowing arrangements	$6,934,762	$—	$6,934,762	$(395,342)	$(1,706,046)	$4,833,374
Reverse repurchase agreements	11,939,773	(6,843,004)	5,096,769	(412,327)	(4,578,560)	105,882
Securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517

Liabilities at November 30, 2020
Securities lending arrangements	$1,810,748	$—	$1,810,748	$(395,342)	$(1,397,550)	$17,856
Repurchase agreements	15,159,273	(6,843,004)	8,316,269	(412,327)	(7,122,422)	781,520
Obligation to return securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517

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
(3)At November 30, 2021, amounts include $4.51 billion of securities borrowing arrangements, for which we have received securities collateral of $4.35 billion, and $765.0 million of repurchase agreements, for which we have pledged securities collateral of $781.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2020, amounts include $4.76 billion of securities borrowing arrangements, for which we have received securities collateral of $4.62 billion, and $720.0 million of repurchase agreements, for which we have pledged securities collateral of $733.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $1.02 billion and $604.3 million at November 30, 2021 and 2020, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Year Ended November 30,
	2021	2020	2019

Transferred assets	$10,487.3	$6,556.2	$4,780.9
Proceeds on new securitizations	10,488.6	6,556.2	4,852.8
Cash flows received on retained interests	21.8	26.8	48.3
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2021 and 2020.
The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30, 2021		November 30, 2020
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests

U.S. government agency residential mortgage-backed securities	$330.2	$4.9	$562.5	$7.8
U.S. government agency commercial mortgage-backed securities	2,201.8	69.2	2,461.2	205.2
CLOs	3,382.3	31.0	3,345.5	39.5
Consumer and other loans	2,271.4	136.4	1,290.6	56.6
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

	November 30, 2021		November 30, 2020
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other

Cash (1)	$3.8	$—	$—	$1.2
Financial instruments owned, at fair value	173.1	146.4	—	5.2
Securities purchased under agreements to resell (2)	3,697.1	—	2,908.9	—
Receivables (3)	626.8	40.6	510.6	12.9
Other (4)	114.6	—	46.4	0.1
Total assets	$4,615.4	$187.0	$3,465.9	$19.4

Financial instruments sold, not yet purchased, at fair value	$—	$109.1	$—	$2.5
Other secured financings (5)	4,521.6	—	3,425.0	—
Other liabilities (6)	46.6	75.3	1.8	0.4
Total liabilities	$4,568.2	$184.4	$3,426.8	$2.9
(1)Approximately $0.7 million of the cash amounts at November 30, 2020 represent cash on deposit with related consolidated entities and are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(3)Approximately $1.2 million of receivables at November 30, 2021 are with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $56.5 million and $9.7 million of the other assets amount at November 30, 2021 and 2020, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(5)Approximately $36.7 million and $138.2 million of the other secured financings at November 30, 2021 and 2020, respectively, are with related consolidated entities, which are eliminated in consolidation.
(6)Approximately $75.3 million and $0.3 million of the other liabilities amounts at November 30, 2021 and 2020, respectively, represent intercompany payables with related consolidated entities, which are eliminated in consolidation.

Secured Funding Vehicles.  Substantially all of the VIEs for which we are the primary beneficiary are asset-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans and asset-backed securities pursuant to the terms of a master repurchase agreement. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement, which we manage, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle's debt holders.
At November 30, 2021 and 2020, Foursight Capital is the primary beneficiary of SPEs it utilized to securitize automobile loan receivables. Foursight Capital acts as the servicer for which it receives a fee, and owns an equity interest in the SPEs. The notes issued by the SPEs are secured solely by the assets of the SPEs and do not have recourse to Foursight Capital's general credit and the assets of the VIEs are not available to satisfy any other debt. During the year ended November 30, 2021, automobile loan receivables aggregating $531.1 million were securitized by Foursight Capital in connection with secured borrowing offerings. The majority of the proceeds from issuance of the secured borrowings were used to pay down Foursight Capital's two credit facilities.
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

Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
November 30, 2021
CLOs	$582.2	$2.0	$2,557.1	$10,277.5
Asset-backed vehicles	281.9	—	359.3	3,474.6
Related party private equity vehicles	27.1	—	37.8	78.9
Other investment vehicles	1,111.5	—	1,201.6	15,101.4
Total	$2,002.7	$2.0	$4,155.8	$28,932.4

November 30, 2020
CLOs	$60.7	$0.2	$642.7	$6,849.1
Asset-backed vehicles	251.6	—	377.2	2,462.7
Related party private equity vehicles	19.0	—	30.0	53.0
Other investment vehicles	899.9	—	1,042.9	15,735.5
Total	$1,231.2	$0.2	$2,092.8	$25,100.3

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
◦Reverse repurchase agreements with collateral margin maintenance obligations and commitments to fund such reverse repurchase agreements; and
◦Senior and subordinated notes issued in connection with CLO warehousing activities.
•Trading positions in securities issued in CLO transactions; and
•Investments in variable funding notes issued by CLOs.

Asset-Backed Vehicles. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities, forward purchase agreements and reverse repurchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer loans and mortgage loans. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At November 30, 2021 and 2020, our total equity commitment in the JCP Entities was $133.0 million, of which $122.3 million and $122.0 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $27.1 million and $19.0 million at November 30, 2021 and 2020, respectively.

Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $1.11 billion and $899.9 million at November 30, 2021 and 2020, respectively. Our unfunded equity commitment related to these investments totaled $90.0 million and $143.0 million at November 30, 2021 and 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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

We also engage in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (Fannie Mae, Federal Home Loan Mortgage Corporation ("Freddie Mac") or Ginnie Mae or non-agency-sponsored SPEs and may purchase loans or mortgage-backed securities from third-parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and auto loans. We do not consolidate agency-sponsored securitizations as we do not have the power to direct the activities of the SPEs that most significantly impact their economic performance. Further, we are not the servicer of non-agency-sponsored securitizations and therefore do not have power to direct the most significant activities of the SPEs and accordingly, do not consolidate these entities. We may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.
At November 30, 2021 and 2020, we held $1.31 billion and $1.57 billion of agency mortgage-backed securities, respectively, and $253.9 million and $252.0 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.
FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. FXCM reported total assets of $387.9 million in its latest financial statements. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the total of the carrying value of the term loan ($50.5 million) and the investment in associated company ($49.0 million) at November 30, 2021. FXCM is not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9.  Loans to and Investments in Associated Companies
A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the years ended November 30, 2021, 2020 and 2019 is as follows (in thousands):

	Loans to and investments in associated companies as of November 30, 2020	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of November 30, 2021

Jefferies Finance	$693,201	$—	$74,626	$8,335	$—	$776,162
Berkadia	301,152	—	130,641	(58,007)	(369)	373,417
FXCM (2)	73,920	(30,011)	—	5,000	77	48,986
Linkem (3)	198,991	(55,262)	—	(9,226)	(725)	133,778
Real estate associated companies (4)	168,678	(6,177)	—	(39,781)	—	122,720
Golden Queen (3) (5)	80,756	(7,054)	—	(167)	—	73,535
Other	169,865	4,085	45,642	(2,398)	(2)	217,192
Total	$1,686,563	$(94,419)	$250,909	$(96,244)	$(1,019)	$1,745,790

	Loans to and investments in associated companies as of November 30, 2019	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of November 30, 2020

Jefferies Finance	$673,867	$—	$(54,256)	$73,590	$—	$693,201
Berkadia	268,949	—	68,902	(37,130)	431	301,152
FXCM (2)	70,223	3,604	—	—	93	73,920
Linkem (3)	194,847	(28,662)	—	34,955	(2,149)	198,991
Real estate associated companies (4) (6)	255,309	(46,050)	—	(40,581)	—	168,678
Golden Queen (3) (5)	78,196	(50)	—	2,610	—	80,756
Other	111,566	(4,325)	9,288	44,101	9,235	169,865
Total	$1,652,957	$(75,483)	$23,934	$77,545	$7,610	$1,686,563

	Loans to and investments in associated companies as of November 30, 2018	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other, including foreign exchange and unrealized gains (losses)	Loans to and investments in associated companies as of November 30, 2019

Jefferies Finance	$728,560	$—	$(1,286)	$(53,407)	$—	$673,867
Berkadia	245,228	—	88,174	(65,045)	592	268,949
National Beef (7)	653,630	232,042	—	(300,248)	(585,424)	—
FXCM (2)	75,031	(8,212)	—	3,500	(96)	70,223
Linkem	165,157	(27,956)	—	66,996	(9,350)	194,847
HomeFed (4)	337,542	7,902	—	—	(345,444)	—
Real estate associated companies (4)	87,074	(353)	—	(29,685)	198,273	255,309
Golden Queen (5)	63,956	6,740	—	7,500	—	78,196
Other	61,154	(7,168)	(1,719)	58,432	867	111,566
Total	$2,417,332	$202,995	$85,169	$(311,957)	$(740,582)	$1,652,957

(1)Primarily related to Jefferies Group and classified in Other revenues.
(2)As further described in Note 4, our investment in FXCM includes both our equity method investment in FXCM and our term loan with FXCM. Our equity method investment is included in Loans to and investments in associated companies and our term loan is included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition.
(3)Loans to and investments in associated companies include loans and debt securities aggregating $15.3 million at November 30, 2021 related to Golden Queen Mining Company, LLC ("Golden Queen") and $104.1 million at November 30, 2020 related to Linkem and Golden Queen. In the fourth quarter of 2021, our shareholder loans to Linkem were converted into newly issued redeemable preferred stock of Linkem.
(4)During the third quarter of 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. From July 1, 2019, HomeFed's equity method investments are included in Real estate associated companies.
(5)At November 30, 2021, 2020 and 2019, the balance reflects $13.5 million, $15.2 million and $15.7 million, respectively, related to a noncontrolling interest.
(6)Income (loss) related to Real estate associated companies for the year ended November 30, 2020 includes a non-cash charge of $6.9 million to fully write off the value of HomeFed's interest in the Brooklyn Renaissance Plaza hotel due to the significant impact of the global novel coronavirus ("COVID-19") during the second quarter of 2020 and a non-cash charge of $55.6 million to fully write off the value of HomeFed's RedSky JZ Fulton Mall joint venture investment related to a softening of the Brooklyn real estate market.
(7)On November 29, 2019, we sold our 31% equity interest in National Beef to Marfrig and other shareholders.

Jefferies Finance

Through Jefferies Group, we own 50% of Jefferies Finance, a joint venture entity pursuant to an agreement with MassMutual. Jefferies Finance is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments for both broadly syndicated and direct lending loans. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Loans are originated primarily through Jefferies Group's investment banking efforts and Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through Jefferies Group. The Portfolio and Asset Management business lines, collectively referred to as Jefferies Credit Partners, manages a broad portfolio of assets under management comprised of portions of loans it has arranged, as well as loan positions that it has purchased in the primary and secondary markets. Jefferies Credit Partners is comprised of three registered Investment Advisors: Jefferies Finance, Apex Credit Partners LLC and JFIN Asset Management LLC, which serve as a private credit platform managing proprietary and third-party capital across commingled funds, separately managed accounts and CLOs.

At November 30, 2021, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. The equity commitment is reduced quarterly based on Jefferies Group's share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At November 30, 2021,

Jefferies Group's remaining commitment to Jefferies Finance was $42.6 million. The investment commitment is scheduled to expire on March 1, 2022 with automatic one year extensions absent a 60-day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at November 30, 2021. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2022 with automatic one year extensions absent a 60-day termination notice by either party. At November 30, 2021, Jefferies Group had funded $0.0 million of its $250.0 million commitment. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $2.7 million, $3.5 million and $1.3 million during the years ended November 30, 2021, 2020 and 2019, respectively.
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Year Ended November 30,
	2021	2020	2019

Origination and syndication fee revenues (1)	$410.5	$198.1	$176.3
Origination fee expenses (1)	66.8	27.3	27.6
CLO placement fee revenues (2)	5.7	1.7	6.0
Underwriting fees (3)	2.5	1.7	3.9
Service fees (4)	85.1	65.1	60.8
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
(2)    Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees, which are included in Investment banking revenues in the Consolidated Statements of Operations. At November 30, 2021 and 2020, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
At November 30, 2021 and 2020, we had receivables from Jefferies Finance, included in Other assets in the Consolidated Statements of Financial Condition of $26.2 million and $24.2 million, respectively. At November 30, 2021 and 2020, we had payables to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition of $8.5 million and $13.7 million, respectively.
In, 2019, Jefferies Group had a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which were used in connection with Jefferies Group's investment banking loan syndication activities. Interest paid on the note of $3.8 million is included in Interest expense of Jefferies Group within the Consolidated Statement of Operations during the year ended November 30, 2019.

Berkadia
Berkadia is a commercial mortgage banking and servicing joint venture that was formed in 2009 with Berkshire Hathaway Inc. We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% membership interest in Berkadia. We are entitled to receive 45% of the profits. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies or other investors. Berkadia also is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. As of November 30, 2021, the aggregate amount of commercial paper outstanding was $1.47 billion.
National Beef

National Beef processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. On November 29, 2019, we sold our 31% equity interest in National Beef to Marfrig and other shareholders. We received a total of $970.0 million in cash, including $790.6 million of proceeds and $179.4 million from final distributions from National Beef around the time of the sale. The pre-tax gain recognized as a result of this transaction, $205.0 million for the year ended November 30, 2019, is classified as Other revenue. As of November 30, 2019, we no longer hold an equity interest in National Beef.

FXCM

As discussed more fully in Note 4, at November 30, 2021, we have a 50% voting interest in FXCM and a senior secured term loan to FXCM due February 15, 2022. On September 1, 2016, we gained the ability to significantly influence FXCM through our seats on the board of directors. As a result, we classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies. Our term loan remains classified within Financial instruments owned, at fair value. We account for our equity interest in FXCM on a one month lag. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology and tradename over their respective useful lives (weighted average life of 11 years).

FXCM is considered a VIE and our term loan and equity interest are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM.
Linkem
We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2026, redeemable preferred stock with a redemption value of $107.6 million at November 30, 2021 and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 56% of Linkem's common equity at November 30, 2021. We have approximately 48% of the total voting securities of Linkem. We account for our equity interest in Linkem on a two month lag.
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
On July 1, 2019, we completed a merger with HomeFed by which we acquired the remaining common stock of HomeFed. During the year ended November 30, 2019, we recognized a $72.1 million non-cash pre-tax gain in Other revenues on the remeasurement of our prior 70% interest in HomeFed to fair value. From July 1, 2019, the results of HomeFed are reflected on a consolidated basis. In connection with the merger, HomeFed stockholders received two shares of our common stock for each share of HomeFed common stock. A total of 9.3 million shares were issued.
Real Estate Associated Companies
Real estate equity method investments primarily consist of HomeFed's interests in Brooklyn Renaissance Plaza and Hotel and 54 Madison. These equity interests are accounted for on a two month lag.

Brooklyn Renaissance Plaza is comprised of a hotel operated by Marriott, an office building complex and a parking garage located in Brooklyn, New York. HomeFed owns a 25.8% equity interest in the hotel and a 61.25% equity interest in the office building and garage. Although HomeFed has a majority interest in the office building and garage, it does not have control, but only has the ability to exercise significant influence on this investment. As such, HomeFed accounts for the office building and garage under the equity method of accounting. We are amortizing our basis difference between the estimated fair value and the underlying book value of Brooklyn Renaissance office building and garage over the respective useful lives (weighted average life of 39 years). Due to the significant impact of COVID-19 during the second quarter of 2020, HomeFed recorded an impairment charge of $6.9 million within Income (loss) related to associated companies during the year ended November 30, 2020, which represented all of its carrying value in the Brooklyn Renaissance Plaza hotel.

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

Other
The following table provides summarized data for our equity method investments as of November 30, 2021 and 2020 and for the years ended November 30, 2021, 2020 and 2019 (in thousands):

	November 30,
	2021	2020

Assets	$16,568,239	$15,314,204
Liabilities	12,368,680	11,929,100
Noncontrolling interests	702,762	254,392

	Year Ended November 30,
	2021	2020	2019

Revenues	$3,529,405	$2,930,308	$10,589,489
Income from continuing operations before extraordinary items	876,910	73,715	732,575
Net income	890,861	68,846	749,649
The Company's income (loss) related to associated companies	150,357	(41,814)	248,693
Except for our investment in Berkadia and Jefferies Finance, we have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table. All such liabilities are non-recourse to us. Our exposure to adverse events at the investee companies is limited to the book value of our investment. See Note 22 for further discussion of these guarantees.
Included in consolidated retained earnings at November 30, 2021 is approximately $218.3 million of undistributed earnings of the associated companies accounted for under the equity method of accounting.
Note 10.  Intangible Assets, Net and Goodwill
A summary of intangible assets, net and goodwill is as follows (in thousands):

	November 30,
	2021	2020
Indefinite lived intangibles:
Exchange and clearing organization membership interests and registrations	$7,732	$7,884

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $128,012 and $119,694	42,808	51,285
Trademarks and tradename, net of accumulated amortization of $32,244 and $28,585	96,509	100,255
Other, net of accumulated amortization of $11,329 and $8,953	5,353	7,729
Total intangible assets, net	152,402	167,153

Goodwill:
Investment Banking and Capital Markets (1)	1,561,928	1,563,144
Asset Management	143,000	143,000
Real estate	36,711	36,711
Other operations	3,459	3,459
Total goodwill	1,745,098	1,746,314

Total intangible assets, net and goodwill	$1,897,500	$1,913,467

(1)    The decrease in Investment Banking and Capital Markets goodwill during the year ended November 30, 2021, primarily relates to translation adjustments.

Amortization expense on intangible assets was $14.2 million, $15.3 million and $14.6 million for the years ended November 30, 2021, 2020 and 2019, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five years is as follows (in thousands):

2022	$11,134
2023	9,900
2024	9,143
2025	8,632
2026	8,606
Goodwill Impairment Testing
We performed our annual impairment testing of goodwill within the Investment Banking and Capital Markets, and Asset Management reportable segments as of August 1, 2021. The quantitative goodwill impairment test is performed at our reporting unit level. The fair value of the reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, an impairment loss is recognized as the difference between the fair value and carrying value of the reporting unit.
The estimated fair value of both the Investment Banking and Capital Markets reportable segment and the Asset Management reportable segment are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process at August 1, 2021. The results of our annual goodwill impairment test for both the Investment Banking and Capital Markets reportable segment and the Asset Management reportable segment did not indicate any goodwill impairment.

Intangible Asset Impairment Testing
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations within our Investment Banking and Capital Markets reportable segment, at August 1, 2021. We utilized quantitative assessments of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization and qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessments, we recognized immaterial impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessments of the remaining indefinite-life intangible assets, based on our assessments of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.

Note 11.  Short-Term Borrowings
Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	November 30,
	2021	2020

Bank loans (1)	$215,063	$752,848
Floating rate puttable notes (1)	6,800	6,800
Equity-linked notes (2)	—	5,067
Total short-term borrowings	$221,863	$764,715

(1)    These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
(2)    See Note 4 for further information on these notes.

At November 30, 2021 and 2020, the weighted average interest rate on short-term borrowings outstanding was 1.41% and 1.87% per annum, respectively.

Our bank loans include facilities that contain certain covenants that, among other things, require Jefferies Group to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of Jefferies Group's subsidiaries that are borrowers. At November 30, 2021, Jefferies Group was in compliance with all covenants under these facilities. The outstanding balance of Jefferies Group's facilities, which are with a bank and are included within bank loans, were $200.0 million and $746.0 million at November 30, 2021 and 2020, respectively. Interest is based on a rate per annum at spreads over the federal funds rate, as defined in the credit agreements.

A bank has agreed to make revolving intraday credit advances to Jefferies Group ("Jefferies Group Intraday Credit Facility") for an aggregate committed amount of $150.0 million. The Jefferies Group Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12% based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3.00% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Jefferies Group Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies Group's U.S. broker-dealer, Jefferies LLC. At November 30, 2021, Jefferies Group was in compliance with all debt covenants under the Jefferies Group Intraday Credit Facility.

In addition, this bank also provides Jefferies Group a $200.0 million revolving credit facility with a termination date of September 12, 2022, which is used for margin calls at a domestic clearing corporation. Overnight loans are charged interest at a spread over the federal funds rate.

Another bank provides Jefferies Group committed revolving credit facilities for a total of $200.0 million, including a $150.0 million intraday component and a $50.0 million overnight component, that are used to fund Jefferies Group's Asia Pacific business activity. The intraday component is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 1.00%. Overnight loans are charged as agreed between the bank and Jefferies Group in reference to the bank's cost of funding.

Note 12.  Long-Term Debt
Principal amounts included in the table below are shown net of unamortized discounts, premiums and debt issuance costs (dollars in thousands).

	November 30,
	2021	2020
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $441,748 and $750,000 principal	$440,120	$745,883
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,888	246,828
Total long-term debt – Parent Company	687,008	992,711

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group:
2.25% Euro Medium Term Notes, due July 13, 2022, $0 and $4,779 principal	—	4,638
5.125% Senior Notes, due January 20, 2023, $0 and $750,000 principal	—	759,901
1.00% Euro Medium Term Notes, due July 19, 2024, $566,150 and $597,350 principal	564,985	595,700
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	775,550	809,039
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	366,556	369,057
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal amount	990,525	989,574
2.625% Senior Notes due October 15, 2031, $1,000,000 and $0 principal amount	988,059	—
2.75% Senior Notes, due October 15, 2032, $500,000 principal (1)	460,724	485,134
6.25% Senior Debentures, due January 15, 2036, $495,000 and $500,000 principal	505,267	510,834
6.50% Senior Notes, due January 20, 2043, $391,000 and $400,000 principal	409,926	419,826
Floating Rate Senior Notes, due October 29, 2071	61,703	—
Jefferies Group Unsecured Revolving Credit Facility	348,951	—
Structured Notes (2) (3)	1,843,598	1,712,245
Jefferies Group Revolving Credit Facility	248,982	189,732
Jefferies Group Secured Credit Facility	375,000	—
Jefferies Group Secured Bank Loan	100,000	50,000
HomeFed EB-5 Program debt	203,132	191,294
HomeFed construction loans	45,581	45,471
Foursight Capital Credit Facilities	82,626	129,000
Vitesse Energy Revolving Credit Facility	67,572	97,883
Total long-term debt – subsidiaries	8,438,737	7,359,328

Long-term debt	$9,125,745	$8,352,039

(1)    Amounts include net gains (losses) of $58.5 million and $(36.7) million during the years ended November 30, 2021 and 2020, respectively, associated with interest rate swaps based on designation as fair value hedges. See Notes 2 and 5 for further information.
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
(3)    Of the $1.84 billion of structured notes at November 30, 2021, $12.0 million matures in 2022, $2.8 million matures in 2023, $3.9 million matures in 2024, $30.7 million matures in 2025, $35.5 million matures in 2026, and the remaining $1.76 billion matures in 2027 or thereafter.

At November 30, 2021, $1.50 billion of consolidated assets (primarily receivables and other assets) are pledged for indebtedness aggregating $747.9 million.
The aggregate annual mandatory redemptions of all long-term debt during the five fiscal years in the period ending November 30, 2026 are as follows (in millions):

2022	$57.1
2023	1,320.3
2024	1,062.1
2025	78.8
2026	55.7
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
On October 8, 2021, we announced a tender offer for any and all of our $750.0 million outstanding 5.50% Senior Notes due October 18, 2023. During the fourth quarter of 2021, $308.3 million in aggregate principal amount of the notes were repurchased, for an aggregate cash payment of $332.7 million and we recognized a loss of approximately $26.0 million on the early redemption.
Subsidiary Debt
During the year ended November 30, 2021, structured notes with a total principal amount of approximately $175.6 million, net of retirements, were issued by Jefferies Group. In addition, Jefferies Group issued 2.625% senior notes with a principal amount of $1.0 billion, due October 15, 2031, and floating rate senior notes with a principal amount of $62.3 million, due October 29, 2071. Additionally, Jefferies Group redeemed its 5.125% senior notes, due January 20, 2023 and Jefferies Group recognized a loss of $33.4 million on the early redemption.

During April 2021, Jefferies Group entered into a Revolving Credit Facility ("Jefferies Group Revolving Credit Facility") with a group of commercial banks following the maturity of its previous revolving credit facility. At November 30, 2021, borrowings under the Jefferies Group Revolving Credit Facility amounted to $249.0 million. Interest is based on an adjusted London Interbank Offered Rate ("LIBOR"), as defined in the credit agreement. The Jefferies Group Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital for certain of its subsidiaries. Throughout the period and at November 30, 2021, no instances of noncompliance with the Jefferies Group Revolving Credit Facility covenants occurred and Jefferies Group expects to remain in compliance given its current liquidity and anticipated funding requirements given its business plan and profitability expectations.

During May 2021, Jefferies Group entered into a Secured Credit Facility agreement ("Jefferies Group Secured Credit Facility") with a bank under which it has borrowed $375.0 million at November 30, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Jefferies Group Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require a certain subsidiary of Jefferies Group to maintain specified leverage amounts and impose certain restrictions on its future indebtedness. At November 30, 2021, Jefferies Group was in compliance with all covenants under the Jefferies Group Secured Credit Facility.

During August 2021, Jefferies Group entered into a senior unsecured revolving credit facility ("Jefferies Group Unsecured Revolving Credit Facility") agreement with a bank under which it has borrowed $349.0 million. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate or a Base Rate, as defined in the credit agreement. The Jefferies Group

Unsecured Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth, net cash capital and a minimum regulatory net capital requirement for Jefferies LLC. At November 30, 2021, Jefferies Group was in compliance with all covenants under the Jefferies Group Unsecured Revolving Credit Facility.

During September 2021, one of Jefferies Group's subsidiaries amended a Loan and Security Agreement with a bank for a term loan ("Jefferies Group Secured Bank Loan") due to the maturity of its previous secured bank loan. At November 30, 2021, borrowings under the Jefferies Group Secured Bank Loan amounted to $100.0 million. The Jefferies Group Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At November 30, 2021, Jefferies Group was in compliance with all covenants under the Jefferies Group Secured Bank Loan.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At November 30, 2021, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's EB-5 Program debt matures in 2024 and 2025.

At November 30, 2021, HomeFed has construction loans with an aggregate committed amount of $151.9 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loans bear interest based on spreads of 2.15% to 3.15% over the 30-day LIBOR, subject to adjustment on the first of each calendar month. At November 30, 2021, the weighted average interest rate on these loans was 3.24%. The loans mature between March 2022 and May 2024 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At November 30, 2021 and 2020, $46.8 million and $46.2 million, respectively, was outstanding under the construction loan agreements.

At November 30, 2021, Foursight Capital's credit facilities consisted of two warehouse credit commitments aggregating $175.0 million. The $75.0 million credit facility matures in May 2023 and bears interest based on the one-month LIBOR plus a credit spread fixed through its maturity. The $100.0 million credit facility matures in November 2023 and bears interest based on a commercial paper rate plus a fixed spread. As a condition of the credit facilities, Foursight Capital is obligated to maintain cash reserves to comply with the hedging requirements of the credit commitment. The credit facilities are secured by first priority liens on automobile loan receivables owed to Foursight Capital of approximately $103.0 million at November 30, 2021. At November 30, 2021 and 2020, $82.8 million and $129.3 million, respectively, was outstanding under Foursight Capital's credit facilities.

Vitesse Energy has a revolving credit facility with a syndicate of banks that matures in April 2023 and has a maximum borrowing base of $140.0 million at November 30, 2021. Amounts outstanding under the facility at November 30, 2021 and 2020 were $68.0 million and $98.5 million, respectively. Borrowings under the facility have been made as Eurodollar loans that bear interest at adjusted LIBOR plus a spread ranging from 2.75% to 3.75% based on the borrowing base utilization percentage. The credit facility is guaranteed by Vitesse Energy's subsidiaries and is collateralized with a minimum of 85% of Vitesse Energy's proved reserve value of its oil and gas properties. Vitesse Energy's borrowing base is subject to regular re-determination on or about April 1 and October 1 of each year based on proved oil and gas reserves, hedge positions and estimated future cash flows from these reserves calculated using future commodity pricing provided by Vitesse Energy's lenders.

Note 13. Leases

We enter into lease and sublease agreements primarily for office space across our geographic locations. Information related to operating leases in the Consolidated Statements of Financial Condition is as follows (in thousands, except lease term and discount rate):

	November 30,
	2021	2020

Property, equipment and leasehold improvements, net - ROU assets	$472,014	$507,046

Weighted average:
Remaining lease term (in years)	10.0 years	10.6 years
Discount rate	2.9%	3.0%

The following table presents the maturities of our operating lease liabilities and a reconciliation to the Lease liabilities included in the Consolidated Statement of Financial Condition at November 30, 2021 and 2020 (in thousands):

	November 30,
	2021	2020
Fiscal Year

2021	$—	$72,491
2022	75,384	76,987
2023	71,383	67,164
2024	67,039	63,476
2025	66,939	64,563
2026	64,105	57,906
2027 and thereafter	290,686	284,289
Total undiscounted cash flows	635,536	686,876
Less: Difference between undiscounted and discounted cash flows	(87,470)	(102,431)
Operating leases amount in the Consolidated Statement of Financial Condition	548,066	584,445
Finance leases amount in the Consolidated Statement of Financial Condition	229	362
Total amount in the Consolidated Statement of Financial Condition	$548,295	$584,807

The following table presents our lease costs (in thousands):

	Year Ended November 30,
	2021	2020

Operating lease costs (1)	$79,701	$77,452
Variable lease costs (2)	11,168	13,576
Less: Sublease income	(7,191)	(7,590)
Total lease cost, net	$83,678	$83,438
(1)    Includes short-term leases, which are not material.
(2)    Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.

Consolidated Statement of Cash Flows supplemental information is as follows (in thousands):

	Year Ended November 30,
	2021	2020

Cash outflows - lease liabilities	$79,437	$73,300
Non-cash - ROU assets recorded for new and modified leases	30,246	22,460

The amortization of the ROU assets is included within Other adjustments on the Consolidated Statements of Cash Flows.

Rental expense, net of sublease rental income, was $65.6 million for the year ended November 30, 2019.

Note 14.  Mezzanine Equity
Redeemable Noncontrolling Interests
At November 30, 2021 and 2020, redeemable noncontrolling interests include other redeemable noncontrolling interests of $25.4 million and $24.7 million, respectively, primarily related to our oil and gas exploration and development businesses.
Mandatorily Redeemable Convertible Preferred Shares
We have one series of callable mandatorily redeemable cumulative convertible preferred shares ("Preferred Shares"). Our 125,000 Preferred Shares are callable beginning January 2023 at a price of $1,000 per share, plus accrued interest and are mandatorily redeemable in 2038 for $125.0 million. The Preferred Shares have a dividend rate equal to the sum of 3.25% annual, cumulative cash dividend, plus an additional quarterly payment based on the amount by which our common stock dividends exceed $0.0625 per common share. The Preferred Shares are currently convertible into 4,440,863 common shares, an effective conversion price of $28.15 per share. Based on the current quarterly dividend of $0.30 per common share, the effective rate on these Preferred Shares is approximately 6.6%.
Note 15.  Compensation Plans
Equity Compensation Plan
Upon completion of our combination with Jefferies Group in 2013, we assumed its 2003 Incentive Compensation Plan, as Amended and Restated (the "Incentive Plan"). The Incentive Plan allowed awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, RSUs, dividend equivalents or other share-based awards. We also assumed the 1999 Directors' Stock Compensation Plan, as Amended and Restated July 25, 2013 (the "Directors' Plan"), which provided for equity awards to our non-employee directors.
On March 25, 2021, a new Equity Compensation Plan (the "ECP") was approved by shareholders. The ECP replaced the Incentive Plan and Directors' Plan; no further awards will be granted under the replaced plans. The ECP is an omnibus plan authorizing a variety of equity award types, as well as cash incentive awards, to be used for employees, non-employee directors and other service providers.
Restricted stock awards are grants of our common shares that require service as a condition of vesting. RSUs give a participant the right to receive shares if service or performance conditions are met, and which may specify an additional deferral period allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying common shares as cash amounts or as deemed reinvestments in additional RSUs.

Restricted stock and RSUs may be granted to new employees as "sign-on" awards, to existing employees as "retention" awards and to certain executive officers as incentive awards. Sign-on and retention awards are generally subject to annual ratable vesting over a multi-year service period and are amortized as compensation expense on a straight-line basis over the service period. Restricted stock and RSUs are granted to certain senior executives and may contain market, performance and/or service conditions. Market conditions are incorporated into the grant-date fair value of senior executive awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market conditions are not met. Awards with performance conditions are amortized over the service period if, and to the extent, it is determined to be probable that the performance condition will be achieved. If awards are forfeited due to failure to achieve performance conditions or failure to satisfy service conditions, any previously recognized expense for such awards is reversed.
The Deferred Compensation Plan (the "DCP") and the Employee Stock Purchase Plan (the "ESPP") have been implemented under both the prior Incentive Plan and the new ECP. The DCP permits eligible executive officers and other employees to defer cash compensation, which may be deemed invested in stock units or directed among other investment alternatives. Stock units generally have been acquired at a discounted price, which encourages employee participation in the DCP and enhances long-

term retention of equity interests by participants and aligns executive interests with those of shareholders. The ESPP allows eligible employees to make payroll contributions that are used to acquire shares of our stock, generally at a discounted price.
The number of equity awards available under the ECP was initially set at 12,000,000. At November 30, 2021, 9,105,938 common shares remained available for new grants under the ECP. Shares issued pursuant to the DCP and ESPP reduce the shares available under the ECP.
The following table details the activity in restricted stock during the years ended November 30, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Restricted Stock	Weighted- Average Grant Date Fair Value

Balance at December 1, 2018	1,795	$22.42
Grants	518	$19.57
Forfeited	—	$—
Fulfillment of vesting requirement	(305)	$20.09
Balance at November 30, 2019	2,008	$22.04
Grants	115	$13.20
Forfeited	(21)	$23.38
Fulfillment of vesting requirement	(619)	$19.99
Balance at November 30, 2020	1,483	$22.19
Grants	337	$30.81
Forfeited	(40)	$24.92
Fulfillment of vesting requirement	(196)	$23.55
Balance at November 30, 2021	1,584	$23.78

The following table details the activity in RSUs during the years ended November 30, 2021, 2020 and 2019 (in thousands, except per share amounts):

			Weighted-Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required

Balance at December 1, 2018	2	10,309	$26.90	$26.48
Grants	10	1,308	$18.83	$18.15
Distributions of underlying shares	—	(166)	$—	$25.91
Forfeited	—	—	$—	$—
Fulfillment of service requirement (1)	(2)	4,216	$26.90	$9.99
Balance at November 30, 2019	10	15,667	$18.83	$21.35
Grants	14	487	$13.20	$15.73
Distributions of underlying shares	—	(88)	$—	$25.48
Forfeited	—	—	$—	$—
Fulfillment of service requirement (1)	(3)	2,477	$18.83	$19.80
Balance at November 30, 2020	21	18,543	$14.99	$20.97
Grants	80	445	$27.10	$30.03
Distributions of underlying shares	—	(1,803)	$—	$26.32
Forfeited	—	—	$—	$—
Fulfillment of vesting requirement (1)	(53)	8	$25.03	$15.52
Balance at November 30, 2021	48	17,193	$24.07	$20.64

(1)    Fulfillment of vesting requirement during the years ended November 30, 2021, 2020 and 2019, includes 0 RSUs, 2,474 RSUs and 4,214 RSUs, respectively, related to the senior executive compensation plans.

During the years ended November 30, 2021, 2020 and 2019, grants include approximately 445,000, 484,000 and 1,298,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $30.03, $15.73 and $18.15, respectively. Grants in 2019 include shares as a result of the adjustment of outstanding awards in connection with our distribution of shares of Spectrum Brands as a dividend.

Senior Executive Compensation Plan

The Compensation Committee of our Board of Directors approved an executive compensation plan for our senior executives for compensation year 2019 (the "2019 Plan") and compensation year 2020 (the "2020 Plan"). For each senior executive, the Compensation Committee targeted long-term compensation of $22.5 million per year under the 2019 Plan and 2020 Plan with a target of $16.0 million in long-term equity in the form of RSUs and a target of $6.5 million in cash for both plan years. To receive targeted long-term equity, our senior executives had to achieve 9% growth on a multi-year compounded basis in Jefferies' total shareholder return ("TSR") and to receive targeted cash, our senior executives had to achieve 9% growth in annual Jefferies' Return on Tangible Deployable Equity ("ROTDE"). If TSR and ROTDE were less than 6%, our senior executives would receive no incentive compensation. If TSR growth rates were greater than 9%, our senior executives were eligible to receive up to 75% additional incentive compensation relative to our peer companies. If ROTDE growth rates were greater than 9%, our senior executives were eligible to receive up to 75% additional incentive compensation on an interpolated basis up to 12% growth rates.

In December 2020, the Compensation Committee of our Board of Directors granted our senior executives nonqualified stock options and stock appreciation rights ("SARs"). The total initial fair value of the stock options and SARs were recorded as expense at the time of the grant, as both awards have no future service requirements. The SARs initially provided for settlement in cash but, at the sole discretion of the Compensation Committee, the awards could be converted irrevocably to a stock-settled award. Accordingly, the SARs were initially determined to be liability-classified share-based awards. In March 2021, the Compensation Committee exercised its discretion and converted the SARs to stock-settled awards, and at which time they became equity-classified share-based awards. As a result, a total of 2,506,266 stock options, with an exercise price of $23.75, were issued to each of our senior executives. The SARs included excess dividend rights, which provide for crediting to the executive a cash amount equal to two times the amount of any quarterly dividend paid in the 9.5 years after grant to the extent the dividend exceeds the quarterly dividend rate in effect at the time of grant for each share underlying the granted SARs (including after conversion to stock options). Beginning in March 2021, the credited amounts are converted to share units at the dividend payment date, to be settled by issuance of shares 9.5 years after grant of the SARs. All of the stock options vest in three equal annual tranches beginning December 6, 2021, with a final expiration date of December 5, 2030. For the year ended November 30, 2021, we recorded $48.6 million of total Compensation and benefits expense relating to the stock options and SARs. At November 30, 2021, 5,012,532 of our common shares were designated for the senior executive nonqualified stock options.

We use the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimate the fair value of each stock option award on the grant date using the Black-Scholes option pricing model. The below includes both the options granted in December 2020 and the SARs, fair valued as of the time when the liability settled award was converted to an equity settled option award in March 2021. The following summary presents the weighted-average assumptions used for the senior executive stock options issued during 2021:

Risk free interest rate	0.8%
Expected volatility	32.9%
Expected dividend yield	2.6%
Expected life	5.8 years
Weighted-average fair value per grant	$7.43

The risk-free interest rate was based on the U.S. Treasury yield for zero-coupon U.S. Treasury notes with maturities approximating each grant's expected life. Expected life assumed options are exercised midway between the vesting date and expiration date. The expected volatility was based on the historical behavior of the Company's stock price using the expected life. Dividend yield was based on our current dividend yield at the time of grant. The fair value of the excess dividend rights was determined by means of a Monte Carlo simulation.
The following table details the activity in RSUs related to the senior executive compensation plan targeted number of shares during the years ended November 30, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Target Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 1, 2018	9,468	$18.52
Grants	1,237	$13.63
Forfeited	—	$—
Fulfillment of vesting requirement	(4,214)	$9.98
Balance at November 30, 2019	6,491	$23.13
Grants	187	$15.19
Forfeited	(15)	$19.01
Fulfillment of vesting requirement	(2,474)	$19.80
Balance at November 30, 2020	4,189	$24.75
Grants	74	$29.81
Forfeited	(1,396)	$25.31
Fulfillment of vesting requirement	—	$—
Balance at November 30, 2021	2,867	$25.43
During the years ended November 30, 2021, 2020 and 2019, grants include approximately 74,000, 139,000 and 602,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $29.81, $15.82 and $18.08, respectively. During the years ended November 30, 2020 and 2019, grants include approximately 48,000 and 635,000, respectively, of RSUs issued as a result of superior performance pursuant to the 2016 compensation year award.

Other Compensation Plans
Other Stock-Based Plans. In connection with the HomeFed merger in 2019, each HomeFed stock option was converted into an option to purchase two Jefferies common shares. At November 30, 2021, 2020 and 2019, 96,000, 313,000 and 325,000, respectively, of our common shares were designated for the HomeFed stock options.
Restricted Cash Awards.  Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards that are subject to ratable vesting terms with service requirements. These awards are amortized as compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. During the fourth quarter of 2021 and the fourth quarter of 2020, Jefferies Group amended certain provisions of a set of cash awards that had been granted as part of compensation at previous year ends to remove any service requirements for vesting in the awards. Compensation expense of $188.3 million and $179.6 million was recorded during the years ended November 30, 2021 and November 30, 2020, as a result of these amendments. At November 30, 2021, the remaining unamortized amount of the restricted cash awards was $197.7 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of three years.
Share-Based Compensation Expense
Share-based compensation expense relating to grants made under our share-based compensation plans was $78.2 million (including $48.6 million related to the senior executive stock options and SARs, as discussed above), $40.0 million and $49.8 million for the years ended November 30, 2021, 2020 and 2019, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. At November 30, 2021, total unrecognized compensation cost related to nonvested share-based compensation plans was $23.9 million; this cost is expected to be recognized over a weighted-average period of 2.2 years.
At November 30, 2021, there were 1,584,000 shares of restricted stock outstanding with future service required, 2,915,000 RSUs outstanding with future service required (including target RSUs issuable under the senior executive compensation plan), 17,193,000 RSUs outstanding with no future service required, 5,109,000 stock options outstanding and 1,126,000 shares issuable under other plans. Additionally, the Preferred Shares are currently convertible into 4,440,863 common shares at an effective conversion price of $28.15 per share. The maximum potential increase to common shares outstanding resulting from these outstanding awards and the Preferred Shares is 30,784,000 at November 30, 2021.
Note 16.  Accumulated Other Comprehensive Income (Loss)
Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	November 30,
	2021	2020	2019

Net unrealized gains on available for sale securities	$269	$513	$141
Net unrealized foreign exchange losses	(166,499)	(156,718)	(192,709)
Net unrealized losses on instrument specific credit risk	(153,672)	(71,151)	(18,889)
Net minimum pension liability	(52,241)	(61,561)	(61,582)
	$(372,143)	$(288,917)	$(273,039)

Significant amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Operations
	Year Ended November 30,
	2021	2020

Net unrealized gains (losses) on instrument specific credit risk, net of income tax provision (benefit) of $599 and $146	$1,861	$397	Principal transactions revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(1,054) and $(957)	(3,138)	(2,872)	Selling, general and other expenses, which includes pension expense. See Note 17 for information on this component.
Total reclassifications for the period, net of tax	$(1,277)	$(2,475)

During the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the year ended November 30, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts. The remaining net unrealized gains on available for sale securities at November 30, 2021 and 2020 represent Jefferies Group's share of Berkadia's net unrealized gains on available for sale securities recorded under the equity method of accounting.

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
A summary of activity with respect to both plans is as follows (in thousands):

	Year Ended November 30,
	2021	2020
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$236,572	$218,874
Interest cost	4,946	6,349
Actuarial (gains) losses	(4,977)	22,475
Settlement payments	—	(2,476)
Benefits paid	(9,813)	(8,650)
Projected benefit obligation, end of year	$226,728	$236,572

Change in plan assets:
Fair value of plan assets, beginning of year	$190,220	$166,071
Actual return on plan assets	13,619	29,376
Employer contributions	7,089	8,688
Benefits paid	(9,813)	(8,650)
Settlement payments	—	(2,476)
Administrative expenses	(1,900)	(2,789)
Fair value of plan assets, end of year	$199,215	$190,220

Funded status at end of year	$(27,513)	$(46,352)
As of November 30, 2021 and 2020, $44.9 million and $57.3 million, respectively, of the net amount recognized in the Consolidated Statements of Financial Condition was reflected as a charge to Accumulated other comprehensive income (loss) (substantially all of which were cumulative losses) and $27.5 million and $46.4 million, respectively, was reflected as accrued pension cost.

The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) excluding taxes (in thousands):

	Year Ended November 30,
	2021	2020	2019
Components of net periodic pension cost:
Interest cost	$4,946	$6,349	$8,070
Expected return on plan assets	(8,433)	(7,934)	(7,456)
Settlement charge	—	376	—
Actuarial losses	4,192	3,453	1,897
Net periodic pension cost	$705	$2,244	$2,511

Amounts recognized in other comprehensive income (loss):
Net (gains) losses arising during the period	$(8,264)	$3,821	$9,576
Settlement charge	—	(376)	—
Amortization of net loss	(4,192)	(3,453)	(1,897)
Total recognized in other comprehensive income (loss)	$(12,456)	$(8)	$7,679

Net amount recognized in net periodic benefit cost and other comprehensive income (loss)	$(11,751)	$2,236	$10,190
The amounts in Accumulated other comprehensive income (loss) at November 30, 2021 and 2020 have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Operations.
We do not expect to make any employer contributions during the year ended November 30, 2022.
The assumptions used are as follows:

	November 30,
	2021	2020
WilTel Plan
Discount rate used to determine benefit obligation	2.60%	2.20%
Weighted-average assumptions used to determine net pension cost:
Discount rate	2.20%	3.00%
Expected long-term return on plan assets	7.00%	7.00%

Jefferies Group Plan
Discount rate used to determine benefit obligation	2.40%	2.00%
Weighted-average assumptions used to determine net pension cost:
Discount rate	2.00%	2.90%
Expected long-term return on plan assets	5.00%	6.25%

The following pension benefit payments are expected to be paid (in thousands):

Fiscal Year:
2022	$13,461
2023	12,407
2024	13,559
2025	13,104
2026	13,820
2027 – 2031	70,236

U.S. Plan Assets
The information below on the plan assets for the WilTel plan and the Jefferies Group plan is presented separately for the plans as the investments are managed independently.
WilTel Plan Assets
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
To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.3% current expected inflation, (0.5)% to 0.0% real rate of return for long duration risk free investments and an additional 1.5% to 2.5% return premium for corporate credit risk. For U.S. and international equity, we assume an equity risk premium over risk-free assets equal to 5.5%. We then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of the 7.0% expected long-term rate of return assumption for 2021.
Jefferies Group Plan Assets
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
Other
We have defined contribution pension plans, including 401(k) plans, that cover certain employees. Amounts charged to expense related to such plans were $9.8 million, $9.5 million and $8.8 million for the years ended November 30, 2021, 2020 and 2019, respectively.

Note 18. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Year Ended November 30,
	2021	2020	2019
Revenues from contracts with customers:
Commissions and other fees	$896,015	$822,248	$675,772
Investment banking	4,365,699	2,501,494	1,526,992
Other	880,088	599,485	587,364
Total revenues from contracts with customers	6,141,802	3,923,227	2,790,128

Other sources of revenue:
Principal transactions	1,623,713	1,916,508	559,300
Interest income	943,336	997,555	1,603,940
Other	331,032	118,640	405,288
Total revenues from other sources	2,898,081	3,032,703	2,568,528

Total revenues	$9,039,883	$6,955,930	$5,358,656

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
Underwriting services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings and equity-linked securities transactions and structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal bonds and mortgage-backed and asset-backed securities. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. Costs associated with underwriting transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within underwriting costs in the Consolidated Statements of Operations as we are acting as a principal in the arrangement. Any expenses reimbursed by our clients are recognized as Investment banking revenues.

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
Manufacturing Revenues. Idaho Timber's primary business consists of the sale of lumber that is manufactured or remanufactured at one of its locations. Agreements with customers for these sales specify the type, quantity and price of products to be delivered as well as the delivery date and payment terms. The transaction price is fixed at the time of sale and revenue is generally recognized when the customer takes control of the product. Manufacturing revenues are included in Other revenues.

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Reconciling Items -Consolidation Adjustments	Total
Year Ended November 30, 2021
Major Business Activity:
Investment Banking - Advisory	$1,873,560	$—	$—	$—	$—	$1,873,560
Investment Banking - Underwriting	2,492,495	—	—	—	(356)	2,492,139
Equities (1)	881,957	—	—	—	(297)	881,660
Fixed Income (1)	14,355	—	—	—	—	14,355
Asset Management	—	14,837	—	—	—	14,837
Manufacturing revenues	—	—	538,628	—	—	538,628
Oil and gas revenues	—	—	182,973	—	—	182,973
Other revenues	—	—	143,650	—	—	143,650
Total revenues from contracts with customers	$5,262,367	$14,837	$865,251	$—	$(653)	$6,141,802

Primary Geographic Region:
Americas	$4,250,294	$14,218	$862,359	$—	$(653)	$5,126,218
Europe	766,746	619	1,863	—	—	769,228
Asia Pacific	245,327	—	1,029	—	—	246,356
Total revenues from contracts with customers	$5,262,367	$14,837	$865,251	$—	$(653)	$6,141,802

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Reconciling Items -Consolidation Adjustments	Total
Year Ended November 30, 2020
Major Business Activity:
Investment Banking - Advisory	$1,053,500	$—	$—	$—	$—	$1,053,500
Investment Banking - Underwriting	1,447,994	—	—	—	—	1,447,994
Equities (1)	807,350	—	—	—	(1,010)	806,340
Fixed Income (1)	15,908	—	—	—	—	15,908
Asset Management	—	14,702	—	—	—	14,702
Manufacturing revenues	—	—	421,434	—	—	421,434
Oil and gas revenues	—	—	102,210	—	—	102,210
Other revenues	—	—	61,139	—	—	61,139
Total revenues from contracts with customers	$3,324,752	$14,702	$584,783	$—	$(1,010)	$3,923,227

Primary Geographic Region:
Americas	$2,742,298	$9,754	$582,719	$—	$(1,010)	$3,333,761
Europe	401,853	4,948	1,698	—	—	408,499
Asia Pacific	180,601	—	366	—	—	180,967
Total revenues from contracts with customers	$3,324,752	$14,702	$584,783	$—	$(1,010)	$3,923,227

	Reportable Segments
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Reconciling Items -Consolidation Adjustments	Total
Year Ended November 30, 2019
Major Business Activity:
Investment Banking - Advisory	$767,421	$—	$—	$—	$—	$767,421
Investment Banking - Underwriting	761,308	—	—	—	(1,737)	759,571
Equities (1)	662,804	—	—	—	(537)	662,267
Fixed Income (1)	13,505	—	—	—	—	13,505
Asset Management	—	23,188	—	—	—	23,188
Manufacturing revenues	—	—	324,659	—	—	324,659
Oil and gas revenues	—	—	173,626	—	—	173,626
Other revenues	—	—	65,891	—	—	65,891
Total revenues from contracts with customers	$2,205,038	$23,188	$564,176	$—	$(2,274)	$2,790,128

Primary Geographic Region:
Americas	$1,751,568	$16,334	$562,837	$—	$(581)	$2,330,158
Europe	374,411	6,854	935	—	(1,693)	380,507
Asia Pacific	79,059	—	404	—	—	79,463
Total revenues from contracts with customers	$2,205,038	$23,188	$564,176	$—	$(2,274)	$2,790,128

(1)    Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at November 30, 2021. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at November 30, 2021.
During the years ended November 30, 2021, 2020 and 2019, we recognized $50.0 million, $11.1 million and $27.6 million, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $12.1 million, $17.6 million and $21.7 million during the years ended November 30, 2021, 2020 and 2019, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
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
We had receivables related to revenues from contracts with customers of $298.7 million and $332.5 million at November 30, 2021 and 2020, respectively, and we had contract assets related to revenues from contracts with customers of $25.2 million at November 30, 2021. We had no significant impairments related to these receivables or contract assets during the years ended November 30, 2021, 2020 and 2019.

Our deferred revenue primarily includes deferred revenue related to our real estate operations and retainer and milestone fees received in investment banking advisory engagements where the performance obligations have not yet been satisfied. Deferred revenues were $49.7 million and $14.8 million at November 30, 2021 and 2020, respectively, which are recorded in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the years ended November 30, 2021, 2020 and 2019, we recognized $10.8 million, $10.9 million and $13.0 million, respectively, of deferred revenue from the balance at November 30, 2020, November 30, 2019 and November 30, 2018, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At November 30, 2021 and 2020, capitalized costs to fulfill a contract were $1.6 million and $1.8 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $1.7 million, $5.1 million and $4.1 million during the years ended November 30, 2021, 2020 and 2019, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no significant impairment charges recognized in relation to these capitalized costs during the years ended November 30, 2021, 2020 and 2019.
Note 19.  Income Taxes
The provision for income taxes is as follows (in thousands):

	Year Ended November 30,
	2021	2020	2019
Current taxes:
U.S. Federal	$322,551	$90,350	$(10,000)
U.S. state and local	70,370	68,261	53,211
Foreign	86,918	75,395	11,026
Total current	479,839	234,006	54,237

Deferred taxes:
U.S. Federal	72,753	52,765	83,197
U.S. state and local	19,502	(1,288)	(73,482)
Foreign	4,635	13,190	(3,324)
Total deferred	96,890	64,667	6,391

Recognition of accumulated other comprehensive income lodged taxes	—	—	(544,583)

Total income tax provision (benefit)	$576,729	$298,673	$(483,955)

The following table presents the U.S. and non-U.S. components of income before income taxes (in thousands):

	Year Ended November 30,
	2021	2020	2019

U.S.	$1,970,625	$813,305	$495,566
Non-U.S. (1)	283,480	253,778	(16,958)
Income before income taxes	$2,254,105	$1,067,083	$478,608

(1)     For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 21% for the years ended November 30, 2021, 2020 and 2019 to income before income taxes as a result of the following (dollars in thousands):

	Year Ended November 30,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent

Computed expected federal income tax	$473,362	21.0%	$224,087	21.0%	$100,508	21.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	96,884	4.3	45,457	4.3	25,648	5.4
Recognition of accumulated other comprehensive income lodged taxes	—	—	—	—	(544,583)	(113.8)
International operations (including foreign rate differential)	18,073	0.8	13,155	1.2	4,518	0.9
Decrease in valuation allowance	(4,036)	(0.2)	(2,561)	(0.2)	(19,993)	(4.2)
Non-deductible executive compensation	20,359	0.9	12,814	1.2	7,444	1.6
Foreign tax credits	(13,963)	(0.6)	(8,654)	(0.8)	(5,012)	(1.0)
Transition tax on foreign earnings related to the Tax Act	—	—	—	—	(6,708)	(1.4)
Base erosion and anti-abuse tax (BEAT)	—	—	—	—	(10,000)	(2.1)
Change in unrecognized tax benefits related to prior years	(27,374)	(1.2)	(4,522)	(0.5)	(20,512)	(4.3)
Interest on unrecognized tax benefits	8,651	0.4	15,600	1.5	3,568	0.7
Spectrum Brands distribution	—	—	—	—	11,996	2.5
Acquisition of HomeFed	—	—	—	—	(36,779)	(7.7)
Other, net	4,773	0.2	3,297	0.3	5,950	1.3
Actual income tax provision	$576,729	25.6%	$298,673	28.0%	$(483,955)	(101.1)%

As discussed above, during the second quarter of 2019, we completed the sale of our available for sale portfolio. In connection therewith, we recognized a tax benefit of $544.6 million during the year ended November 30, 2019. Unrealized gains and losses on available for sale securities, and their associated tax impacts, are recorded directly to equity as part of the Accumulated other comprehensive income (loss) balance. Following the portfolio approach, when unrealized gains and losses and their associated tax impacts are recorded at a then current tax rate, and then realized later at a different tax rate, the difference between the tax impact initially recorded in Accumulated other comprehensive income (loss) and the tax impact removed from Accumulated other comprehensive income (loss) upon realization remains in Accumulated other comprehensive income (loss) until the disposal of the portfolio and is referred to as a "lodged tax effect." Large changes in the fair value of our available for sale securities, primarily during 2008 through 2010, combined with fluctuations in our tax rate during those periods, generated a lodged tax benefit of $544.6 million. As a result of steps to improve our Corporate investment management efforts, we sold the remaining portion of our available for sale portfolio in the second quarter of 2019, which resulted in the realization of the $544.6 million tax benefit. While this realization did not impact total equity, it resulted in a tax benefit reflected in the Consolidated Statement of Operations of $544.6 million and, as a result, Retained earnings increased and Accumulated other comprehensive income (loss) decreased by corresponding amounts.

The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Year Ended November 30,
	2021	2020	2019

Balance at beginning of period	$314,347	$260,138	$197,320
Increases based on tax positions related to the current period	50,079	41,114	42,306
Increases based on tax positions related to prior periods	3,490	22,328	33,007
Decreases based on tax positions related to prior periods	(24,180)	(8,966)	(11,006)
Decreases related to settlements with taxing authorities	(4,700)	(267)	(1,489)
Balance at end of period	$339,036	$314,347	$260,138

Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. Net interest expense (benefit) related to unrecognized tax benefits was $10.8 million, $19.9 million and $13.1 million for the years ended November 30, 2021, 2020 and 2019, respectively. At November 30, 2021 and 2020, we had interest accrued of approximately $97.9 million and $87.1 million, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the years ended November 30, 2021, 2020 and 2019.

Prior to becoming a wholly-owned subsidiary, Jefferies Group filed a consolidated U.S. federal income tax return with its qualifying subsidiaries and was subject to income tax in various states, municipalities and foreign jurisdictions and Jefferies Group is also currently under examination by various tax jurisdictions. We do not expect that resolution of these examinations will have a significant effect on the Consolidated Statements of Financial Condition, but could have a significant impact on the Consolidated Statements of Operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which could have the effect of reducing the balance of unrecognized tax benefits by $18.2 million.

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2018
New York State	2001
New York City	2006
United Kingdom	2020
Hong Kong	2015

The principal components of deferred taxes are as follows (in thousands):

	November 30,
	2021	2020
Deferred tax asset:
Operating lease liabilities	$135,862	$145,617
Compensation and benefits	187,818	274,342
Investments in associated companies	35,358	36,345
Long-term debt	65,037	42,423
Other	178,451	179,133
	602,526	677,860
Valuation allowance	(11,922)	(15,958)
	590,604	661,902
Deferred tax liability:
Amortization of intangible assets	(62,123)	(65,683)
Operating lease right-of-use asset	(126,150)	(138,708)
Other	(74,784)	(63,824)
	(263,057)	(268,215)
Net deferred tax asset	$327,547	$393,687

The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $327.5 million at November 30, 2021 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods.

We will recognize any U.S. income tax expense we may incur on global intangible low-taxed income as income tax expense in the period in which the tax is incurred.
Note 20.  Other Results of Operations Information
Other revenue consists of the following (in thousands):

	Year Ended November 30,
	2021	2020	2019

Manufacturing revenues	$538,628	$421,434	$324,659
Income from associated companies classified as other revenues	250,909	23,934	85,169
Revenues of oil and gas production and development businesses	170,569	154,909	175,169
Revenues from sale of real estate	102,297	26,704	32,063
Gain on sale of National Beef	—	—	205,017
Gain on revaluation of our interest in HomeFed	—	—	72,142
Other	148,717	91,144	98,433
	$1,211,120	$718,125	$992,652

In the fourth quarter of 2019, we sold our 31% equity interest in National Beef for a total of $970.0 million in cash, including $790.6 million of proceeds and $179.4 million from final distributions from National Beef around the time of the sale. The pre-tax gain recognized as a result of this transaction, $205.0 million for the year ended November 30, 2019, is classified as Other revenue.

Other revenues for the year ended November 30, 2019 include a $72.1 million pre-tax gain on the revaluation of our 70% interest in HomeFed to fair value in connection with the acquisition of the remaining common stock of HomeFed.

Taxes, other than income or payroll amounted to $53.6 million, $49.3 million and $41.3 million for the years ended November 30, 2021, 2020 and 2019, respectively.
Proceeds from sales of investments primarily classified as available for sale were $0.9 billion during the year ended November 30, 2019 and were not material during the years ended November 30, 2021 and 2020. Gross gains and gross losses were not material during each of the periods.
Note 21.  Common Shares and Earnings Per Common Share
Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	Year Ended November 30,
	2021	2020	2019
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$1,667,403	$769,605	$959,593
Allocation of earnings to participating securities (1)	(9,961)	(4,795)	(5,576)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	1,657,442	764,810	954,017
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	207	23	(5)
Mandatorily redeemable convertible preferred share dividends	6,949	5,634	5,103
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$1,664,598	$770,467	$959,115

Denominator for earnings per share:
Weighted average common shares outstanding	246,991	268,518	297,796
Weighted average shares of restricted stock outstanding with future service required	(1,567)	(1,785)	(1,939)
Weighted average RSUs outstanding with no future service required	18,171	18,960	14,837
Denominator for basic earnings per share – weighted average shares	263,595	285,693	310,694
Stock options	1,203	—	—
Senior executive compensation plan awards	2,262	356	2,140
Mandatorily redeemable convertible preferred shares	4,441	4,441	4,198
Denominator for diluted earnings per share	271,501	290,490	317,032
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,586,500, 1,801,700 and 1,947,600 for the years ended November 30, 2021, 2020 and 2019, respectively. Dividends declared on participating securities were $1.4 million, $1.0 million and $3.6 million during the years ended November 30, 2021, 2020 and 2019, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2019, the Board of Directors approved a $500.0 million share repurchase authorization. Additionally, in connection with the HomeFed merger on July 1, 2019, our Board of Directors authorized the repurchase of an additional 9.25 million shares in the open market. During the year ended November 30, 2020, the Board of Directors approved increases of $654.7 million to the share repurchase authorization. During the year ended November 30, 2021, the Board of Directors approved increases of $372.1 million to the share repurchase authorization. During the year ended November 30, 2021, we purchased a total of 8,540,000 of our common shares for an aggregate purchase price of $266.8 million, or an average price of $31.25 per share. At November 30, 2021, we had approximately $162.5 million available for future purchases. In January 2022, the Board of Directors increased the share repurchase authorization back up to $250.0 million.

Note 22.  Commitments, Contingencies and Guarantees
Commitments
The following table summarizes commitments associated with certain business activities at November 30, 2021 (in millions):

	Expected Maturity Date (Fiscal Years)
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Maximum Payout

Equity commitments (1)	$333.2	$27.5	$3.6	$4.6	$6.4	$375.3
Loan commitments (1)	250.0	25.5	—	60.0	—	335.5
Underwriting commitments	167.0	—	—	—	—	167.0
Forward starting reverse repos (2)	7,682.3	—	—	—	—	7,682.3
Forward starting repos (2)	4,572.0	—	—	—	—	4,572.0
Other unfunded commitments (1)	25.0	571.3	5.4	—	—	601.7
	$13,029.5	$624.3	$9.0	$64.6	$6.4	$13,733.8

(1)Equity commitments, loan commitments and other unfunded commitments are generally presented by contractual maturity date. The amounts are however mostly available on demand.
(2)At November 30, 2021, $7.67 billion within forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At November 30, 2021, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.7 million.
See Note 9 for additional information regarding Jefferies Group's investment in Jefferies Finance.
Additionally, at November 30, 2021, we had other outstanding equity commitments to invest up to $100.0 million to strategic affiliates and $222.0 million to various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2021, we had $85.0 million of outstanding loan commitments to clients.
Loan commitments outstanding at November 30, 2021 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At November 30, 2021, $0.0 million of Jefferies Group's $250.0 million commitment was funded.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of November 30, 2021 (in millions):

	Expected Maturity Date (Fiscal Years)
Guarantee Type	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Notional/ Maximum Payout

Derivative contracts – non-credit related	$16,978.6	$7,849.4	$3,081.8	$87.7	$—	$27,997.5
Written derivative contracts – credit related	—	—	17.8	—	—	17.8
Total derivative contracts	$16,978.6	$7,849.4	$3,099.6	$87.7	$—	$28,015.3
The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2021, the fair value of derivative contracts meeting the definition of a guarantee is approximately $353.1 million.
Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At November 30, 2021, the aggregate amount of commercial paper outstanding was $1.47 billion.
HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At November 30, 2021, the aggregate amount of infrastructure improvement bonds outstanding was $77.1 million.
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
Standby Letters of Credit.  At November 30, 2021, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $6.7 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. On October 6, 2021, Jefferies Financial Services, Inc. ("JFSI"), a registered swap dealer, became subject to the CFTC's regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI registered as a security-based swap dealer with the SEC on November 1, 2021, and became subject to the SEC's security-based swap dealer regulatory rules. Further, subsequent to year end, on December 16, 2021, JFSI was approved by the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC's net capital requirements. At November 30, 2021, JFSI is in compliance with these SEC and CFTC requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the National Futures Association ("NFA"), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.

Jefferies LLC's net capital and excess net capital as of November 30, 2021 were $2.23 billion and $2.11 billion, respectively. JFSI's net capital and excess net capital at November 30, 2021 were $452.3 million and $432.3 million, respectively.

FINRA is the designated examining authority for Jefferies LLC and the NFA is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries of Jefferies Group are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited, which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom.
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

Note 24.  Other Fair Value Information
The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	November 30, 2021		November 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other Assets:
Notes and loans receivable (1)	$835,009	$866,163	$727,492	$744,424

Financial Liabilities:
Short-term borrowings (2)	221,863	221,863	759,648	759,648
Long-term debt (3)	7,282,147	8,004,211	6,639,794	7,495,642

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
Note 25.  Related Party Transactions
Jefferies Capital Partners Related Funds. Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at November 30, 2021 and 2020 are Jefferies Group's equity investments in Private Equity Related Funds of $27.1 million and $19.0 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $7.7 million, $(3.0) million and $(5.7) million were recorded in Principal transactions revenues for the years ended November 30, 2021, 2020 and 2019, respectively. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 8 and 22.
Special Purpose Acquisition Companies. Jefferies Group earned investment banking revenues during the year ended November 30, 2021 of $45.5 million for services provided to special purpose acquisition companies we have co-sponsored.
Berkadia Commercial Mortgage, LLC. At November 30, 2021 and 2020, Jefferies Group has commitments to purchase $425.6 million and $401.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $0.7 million and $2.7 million at November 30, 2021 and 2020, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.
Officers, Directors and Employees. We had $23.1 million and $38.9 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at November 30, 2021 and 2020, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
Jefferies Finance. During the year ended November 30, 2019, we purchased $65.3 million of loan receivables from Jefferies Finance which settled during the year ended November 30, 2020. See Note 9 for additional information on transactions with Jefferies Finance.

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
Note 26.  Segment Information
We are engaged in investment banking and capital markets and asset management. We also own a legacy portfolio of businesses and investments that we historically denominated as our "Merchant Banking" business.
The Investment Banking and Capital Markets reportable segment includes investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to clients across most industry sectors in the Americas, Europe, the Middle East and Africa, and Asia Pacific. Capital markets businesses operate across the spectrum of equities and fixed income products.
Within Asset Management, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. Asset Management offers institutional clients an innovative range of investment strategies through its affiliated managers.
Our Merchant Banking reportable segment consists of our various merchant banking businesses and investments, primarily including Linkem, Vitesse Energy and JETX Energy, real estate, Idaho Timber and FXCM. Merchant Banking businesses and investments also included our 31% equity investment in National Beef, prior to its sale in November 2019, and Spectrum Brands, prior to its distribution to shareholders in October 2019.
Corporate assets primarily consist of cash and cash equivalents. Corporate revenues primarily include interest income.

Certain information concerning our reportable segments is presented in the following table. Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.

	Year Ended November 30,
	2021	2020	2019
		(In thousands)
Net revenues:
Reportable Segments:
Investment Banking and Capital Markets	$6,796,631	$4,989,138	$3,035,988
Asset Management	336,690	235,255	84,894
Merchant Banking	1,040,733	764,460	735,213
Corporate	3,042	13,258	32,833
Total net revenues related to reportable segments	8,177,096	6,002,111	3,888,928
Reconciling items - Consolidation adjustments	8,233	8,763	4,048
Total consolidated net revenues	$8,185,329	$6,010,874	$3,892,976

Income (loss) before income taxes:
Reportable Segments:
Investment Banking and Capital Markets	$2,097,200	$1,119,888	$347,050
Asset Management	167,325	68,927	(41,126)
Merchant Banking	114,393	(24,598)	289,492
Corporate	(54,586)	(55,619)	(68,467)
Income before income taxes related to reportable segments	2,324,332	1,108,598	526,949
Reconciling items - Parent Company interest	(79,137)	(53,445)	(53,048)
Reconciling items - Consolidation adjustments	8,910	11,930	4,707
Total consolidated income before income taxes	$2,254,105	$1,067,083	$478,608

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking and Capital Markets	$85,178	$82,334	$77,549
Asset Management	1,901	5,247	2,042
Merchant Banking	67,577	67,362	69,805
Corporate	2,764	3,496	3,475
Total consolidated depreciation and amortization expenses	$157,420	$158,439	$152,871

	November 30,
	2021	2020	2019
Identifiable assets employed:
Reportable Segments:
Investment Banking and Capital Markets (1)	$51,974,318	$44,835,126	$40,523,223
Asset Management	3,150,669	3,231,059	3,313,716
Merchant Banking	3,252,330	3,173,064	3,285,671
Corporate	2,427,828	2,178,699	2,432,119
Identifiable assets employed related to reportable segments	60,805,145	53,417,948	49,554,729
Reconciling items - Consolidation adjustments	(401,035)	(299,596)	(94,495)
Total consolidated assets	$60,404,110	$53,118,352	$49,460,234
(1)Includes $185.8 million, $235.7 million and $197.7 million at November 30, 2021, 2020 and 2019, respectively, of the deferred tax asset, net.

Net revenues for the Investment Banking and Capital Markets reportable segment and Asset Management reportable segment are recorded in the geographic region in which the position was risk-managed, in the case of Investment Banking and Capital Markets in which the senior coverage banker is located, or for Asset Management, according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Year Ended November 30,
	2021	2020	2019

Americas (1)	$6,795,027	$4,871,313	$3,188,353
Europe (2)	1,111,434	853,674	592,087
Asia Pacific	278,868	285,887	112,536
	$8,185,329	$6,010,874	$3,892,976
(1)Substantially all relates to U.S. results.
(2)Substantially all relates to United Kingdom results.
Interest expense classified as a component of Net revenues relates to Jefferies Group. For the years ended November 30, 2021, 2020 and 2019, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($53.1 million, $53.4 million and $53.0 million, respectively) and Merchant Banking ($24.0 million, $31.4 million and $34.1 million, respectively).
As discussed above, during the fourth quarter of 2019, we sold our 31% equity interest in National Beef and recognized a pre-tax gain of $205.0 million for the year ended November 30, 2019 in Other revenues. The gain on the sale is included within Merchant Banking above.

Schedule I - Condensed Financial Information of Registrant
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Financial Condition
November 30, 2021 and 2020
(Dollars in thousands, except par value)

	November 30,
	2021	2020
ASSETS
Cash and cash equivalents	$559	$723
Financial instruments owned, at fair value	182,123	132,959
Investments in subsidiaries	10,886,927	10,265,085
Advances to subsidiaries	200,116	151,202
Investments in associated companies	20,122	20,483
Other assets	174,019	86,381
Total assets	$11,463,866	$10,656,833

LIABILITIES
Accrued interest payable	$4,604	$6,629
Pension liabilities	18,901	37,972
Other payables, expense accruals and other liabilities	74,594	90,624
Advances from subsidiaries	4	4
Long-term debt	687,008	992,711
Total liabilities	785,111	1,127,940

Commitments and contingencies

MEZZANINE EQUITY
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 243,541,431 and 249,750,542 shares issued and outstanding, after deducting 72,922,277 and 66,712,070 shares held in treasury	243,541	249,751
Additional paid-in capital	2,742,244	2,911,223
Accumulated other comprehensive income (loss)	(372,143)	(288,917)
Retained earnings	7,940,113	6,531,836
Total Jefferies Financial Group Inc. shareholders' equity	10,553,755	9,403,893

Total	$11,463,866	$10,656,833

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Operations
For the years ended November 30, 2021, 2020 and 2019
(In thousands, except per share amounts)

	2021	2020	2019
Revenues:
Principal transactions	$82,522	$53,243	$(246,101)
Gain on sale of equity interest in National Beef	—	—	205,017
Other	3,502	2,430	50,186
Total revenues	86,024	55,673	9,102

Expenses:
Compensation and benefits	44,420	47,384	61,920
Non-compensation expenses:
WilTel pension expense	1,441	2,822	2,594
Interest expense	53,133	53,445	53,048
Selling, general and other expenses	54,591	20,279	23,062
Total non-compensation expenses	109,165	76,546	78,704
Total expenses	153,585	123,930	140,624
Loss before income taxes, income (loss) related to associated companies and equity in earnings of subsidiaries	(67,561)	(68,257)	(131,522)
Income (loss) related to associated companies	4,127	(4,325)	229,320
Income (loss) before income taxes and equity in earnings of subsidiaries	(63,434)	(72,582)	97,798
Income tax benefit	(19,936)	(16,290)	(523,310)
Income (loss) before equity in earnings of subsidiaries	(43,498)	(56,292)	621,108
Equity in earnings of subsidiaries, net of taxes	1,717,850	831,531	343,588
Net income	1,674,352	775,239	964,696
Preferred stock dividends	(6,949)	(5,634)	(5,103)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$1,667,403	$769,605	$959,593

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$6.29	$2.68	$3.07

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$6.13	$2.65	$3.03

See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Comprehensive Income (Loss)
For the years ended November 30, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019

Net income	$1,674,352	$775,239	$964,696
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(78), $117 and $165	(244)	372	487
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0, $0 and $(545,054)	—	—	(543,178)
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(78), $117 and $545,219	(244)	372	(542,691)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(582), $11,392 and $1,146	(9,781)	35,991	544
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0, $0 and $(52)	—	—	149
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(582), $11,392 and $1,198	(9,781)	35,991	693

Net unrealized gains (losses) on instrument specific credit risk arising during the period, net of income tax provision (benefit) of $(26,091), $(16,228) and $(4,653)	(80,660)	(51,865)	(13,588)
Less: reclassification adjustment for instrument specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $599, $146 and $(144)	(1,861)	(397)	427
Net change in unrealized instrument specific credit risk gains (losses), net of income tax provision (benefit) of $(26,690), $(16,374) and $(4,509)	(82,521)	(52,262)	(13,161)

Net unrealized gains (losses) on cash flow hedges arising during the period, net of income tax provision (benefit) of $0, $0 and $0	—	—	—
Less: reclassification adjustment for cash flow hedges (gains) losses included in net income, net of income tax provision (benefit) of $0, $0 and $161	—	—	(470)
Net change in unrealized cash flow hedges gains (losses), net of income tax provision (benefit) of $0, $0 and $(161)	—	—	(470)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $2,082, $(970) and $(2,473)	6,182	(2,851)	(7,103)
Less: reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(1,054), $(957) and $(490)	3,138	2,872	1,407
Net change in pension liability benefits, net of income tax provision (benefit) of $3,136, $(13) and $(1,983)	9,320	21	(5,696)

Other comprehensive loss, net of income taxes	(83,226)	(15,878)	(561,325)

Comprehensive income	1,591,126	759,361	403,371
Preferred stock dividends	(6,949)	(5,634)	(5,103)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$1,584,177	$753,727	$398,268
See accompanying notes to condensed financial statements.

Schedule I - Condensed Financial Information of Registrant, continued
Jefferies Financial Group Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
For the years ended November 30, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Net cash flows from operating activities:
Net income	$1,674,352	$775,239	$964,696
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax provision (benefit)	27,933	(1,787)	(12,953)
Recognition of accumulated other comprehensive income lodged taxes	—	—	(544,583)
Accretion of interest	1,172	1,151	1,088
Share-based compensation	78,160	40,038	49,848
Equity in earnings of subsidiaries	(1,717,850)	(831,531)	(343,588)
(Income) loss related to associated companies	(4,127)	4,325	(229,320)
Distributions from associated companies	4,418	1,359	319,142
Gains on sale/revaluation of associated companies	—	—	(254,875)
Net change in:
Financial instruments owned, at fair value	(49,164)	74,203	196,245
Other assets	(11,230)	(328)	376
Pension liabilities	(5,648)	(5,865)	(5,062)
Other payables, expense accruals and other liabilities	(10,217)	(74,274)	(5,260)
Income taxes receivable/payable, net	(62,531)	65,057	94,510
Other	29,171	3,094	3,770
Net cash provided by (used for) operating activities	(45,561)	50,681	234,034

Net cash flows from investing activities:
Distributions (to) from subsidiaries, net	932,007	738,908	(388,739)
Proceeds from sale of subsidiary	—	180,664	—
Proceeds from sale of associated companies	—	—	790,612
Advances on loans receivables	(50,000)	(23,000)	—
Collections on loans receivables	—	23,000	—
Investments in associated companies	(3,563)	(1,237)	(51,622)
Capital distributions from associated companies	3,442	1,638	32,612
Other	(611)	—	(948)
Net cash provided by investing activities	881,275	919,973	381,915

Net cash flows from financing activities:
Repayment of debt	(332,686)	—	—
Advances (to) from subsidiaries, net	(13,101)	3,293	(2,487)
Issuance of common shares	2,107	1,034	1,112
Purchase of common shares for treasury	(269,400)	(816,871)	(509,914)
Dividends paid	(222,798)	(160,940)	(149,647)
Net cash used for financing activities	(835,878)	(973,484)	(660,936)

Net decrease in cash, cash equivalents and restricted cash	(164)	(2,830)	(44,987)

Cash, cash equivalents and restricted cash at beginning of period	723	3,553	48,540

Cash, cash equivalents and restricted cash at end of period	$559	$723	$3,553

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

The Parent Company Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Significant Accounting Policies, in the Company's consolidated financial statements included in the 2021 10-K.

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

2. Cash Flows

Supplemental cash flow information related to the Parent Company is as follows (in thousands):

	Year Ended November 30,
	2021	2020	2019
Cash paid for:
Interest, net of amounts capitalized	$53,801	$52,112	$51,786
Income tax payments (refunds), net	625,072	1,811	10,796

Non-cash investing activities:
Investments contributed to subsidiary	$5,451	$51,190	$—
Dividends received from subsidiaries	195,021	194,362	18,117

In June 2019, we entered into a Membership Interest Purchase Agreement ("MIPA") which provided for each of the then owners of National Beef Packing Company, LLC ("National Beef") to purchase, in the aggregate, 100% of the ownership interests in Iowa Premium, LLC ("Iowa Premium"). The funds used to acquire Iowa Premium were provided by way of a permitted distribution from National Beef to its owners, of which our proportionate share was approximately $49.0 million. The distribution from National Beef and the acquisition of Iowa Premium are included in our Consolidated Statement of Cash Flows for the year ended November 30, 2019. Immediately following the acquisition, we contributed our ownership interest in Iowa Premium to National Beef, which was a non-cash investing activity.
During the year ended November 30, 2019, we had $178.8 million in non-cash investing activities related to the issuance of common stock for the acquisition of the remaining common stock of HomeFed LLC.
During the year ended November 30, 2019, we had $451.1 million in non-cash financing activities related to our distribution of all of our 7,514,477 shares of Spectrum Brands Holdings, Inc. through a special pro rata dividend to our stockholders.
During the year ended November 30, 2019, the Parent Company had $1.2 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to November 30, 2019.

Cash, cash equivalents and restricted cash is included in Cash and cash equivalents in the Condensed Statements of Financial Condition.

3. Transactions with Subsidiaries

The Parent Company has transactions with its equity method subsidiaries, many of which were structured as advances to/from its subsidiaries. Although there is frequent cash movement between these subsidiaries and the Parent, they do not generally represent cash dividends. The Parent Company received cash distributions from Jefferies Group of $769.9 million, $498.7 million and $311.1 million during the years ended November 30, 2021, 2020 and 2019, respectively.

4. Commitments, Contingencies and Guarantees

In the normal course of its business, the Parent Company has various commitments, contingencies and guarantees as described in Note 22, Commitments, Contingencies and Guarantees, and Note 14, Mezzanine Equity, in the Company's consolidated financial statements.

In connection with the 2018 transfers of the Company's Leucadia Asset Management seed investments, as well as its interest in Berkadia Commercial Mortgage Holding LLC, to Jefferies Group, related deferred tax liabilities of approximately $50.9 million were transferred to Jefferies Group, for which the Parent Company indemnified Jefferies Group. These transferred deferred tax liabilities were adjusted by an additional $19.1 million during the fourth quarter of 2019. At November 30, 2021 and 2020, $22.6 million and $31.8 million, respectively, related to such indemnification is reflected in Other payables, expense accruals and other liabilities in the Condensed Statements of Financial Condition.

5. Restricted Net Assets

For a discussion of the Company's regulatory requirements, see Note 23, Net Capital Requirements, in the Company's consolidated financial statements. Some of the Company's consolidated subsidiaries also have credit agreements which may restrict the payment of cash dividends, or the ability to make loans or advances to the Parent Company.

At November 30, 2021 and 2020, $6.1 billion and $6.5 billion, respectively, of net assets of the Parent Company's consolidated subsidiaries are restricted as to the payment of cash dividends, or the ability to make loans or advances to the Parent Company. At November 30, 2021 and 2020, $5.2 billion and $5.7 billion, respectively, of these net assets are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the Parent Company.

Included in retained earnings of the Parent Company at November 30, 2021 are $218.3 million of undistributed earnings of unconsolidated associated companies. For further information, see Note 9, Loans to and Investments in Associated Companies, in the Company's consolidated financial statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Managers
National Beef Packing Company, LLC

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC (a Delaware limited liability company) and subsidiaries, which comprise the consolidated balance sheet as of December 28, 2019 (not presented herein) and the related consolidated statements of operations, comprehensive income, members’ capital, and cash flows for the fiscal year then ended and the related notes to the financial statements.

Management’s responsibility for the financial statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility
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

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of December 28, 2019 and the results of their operations and their cash flows for the fiscal year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Kansas City, Missouri

February 25, 2020

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statement of Operations
(in thousands)

52 weeks ended December 28, 2019
Net sales	$8,579,568
Costs and expenses:
Cost of sales	7,554,273
Selling, general and administrative	83,005
Depreciation and amortization	121,598
Total costs and expenses	7,758,876
Operating income	820,692
Other income (expense):
Interest income	465
Interest expense	(11,515)
Income before taxes	809,642
Income tax expense	3,038
Net income	$806,604

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income
(in thousands)

52 weeks ended December 28, 2019
Net income	$806,604
Other comprehensive income:
Foreign currency translation adjustments	(20)
Comprehensive income	$806,584

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statement of Cash Flows
(in thousands)

52 weeks ended December 28, 2019
Cash flows from operating activities:
Net income	$806,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,598
Provision for returns and doubtful accounts	11,294
Deferred income tax provision	166
Gain on disposal of property, plant and equipment	(93)
Amortization of debt issuance costs	735
Change in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(57,561)
Due from affiliates	(158)
Other receivables	(1,169)
Inventories	(12,980)
Other assets	(17,480)
Right of use assets and lease liabilities, net	1,418
Cattle purchases payable	(11)
Accounts payable	8,674
Due to affiliates	2,612
Accrued compensation and benefits	40,874
Accrued insurance	(2,696)
Other accrued expenses and liabilities	4,633
Net cash provided by operating activities	906,460
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(91,553)
Acquisition of Iowa Premium LLC, net of cash acquired	(145,195)
Proceeds from sale of property, plant and equipment	1,916
Net cash used in investing activities	(234,832)
Cash flows from financing activities:
Receipts under revolving credit lines	167,696
Payments under revolving credit lines	(200,000)
Receipts under reducing revolving credit lines	741,250
Payments under reducing revolving credit lines	(470,250)
Net repayments of other indebtedness/capital leases	(1,429)
Cash paid for financing costs	(450)
Cash paid for common control acquisition	(60,000)
Member distributions	(882,637)
Net cash used in financing activities	(705,820)
Effect of exchange rate changes on cash	(47)
Net decrease in cash	(34,239)
Cash and cash equivalents at beginning of period	46,746
Cash and cash equivalents at end of period	$12,507
Supplemental disclosures:
Cash paid during the period for interest	$11,409
Cash paid during the period for taxes	$1,458
Supplemental non-cash disclosures of investing and financing activities:
Non-cash additions to property, plant and equipment	$11,551
Assets acquired through capital lease	$12,849

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statement of Members’ Capital
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

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Tama, Iowa, consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas and a beef patty manufacturing facility in North Baltimore, Ohio. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to the Company and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides hide tanning services for the Company. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfillment facility in Kansas City, Kansas.  As of December 28, 2019, approximately 58% of our employees were represented by collective bargaining agreements. The Company makes certain contributions for the benefit of employees (see Note 8).

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
Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2019 was a 52-week fiscal year. All references to year in these notes to consolidated financial statements represent fiscal year unless otherwise noted.
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

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal year ended December 28, 2019 (in thousands):

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 28, 2019	$(2,584)	$(11,294)	$11,338	$(2,540)
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

Depreciation expense was $74.2 million for the fiscal year ended December 28, 2019.

Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative.  Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations as incurred.

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $1.4 million for the fiscal year ended December 28, 2019.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows.  Impairment, if any, is recognized based on fair value of the assets.  Assets to be disposed of are reported at the lower of cost or fair value less costs to sell and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of our property plant, and equipment may not be recoverable during 2019.
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

ASC 360, Impairment and Disposal of Long-Lived Assets, provides that we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2019 related to the Company’s intangible assets, thus no impairment charge was recorded.

The weighted average amortization period of other intangible assets are as follows:

Intangible assets subject to amortization:
Customer relationships	18
Trade names	20
Cattle supply relationships	15
Other	6

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal year ended December 28, 2019, the Company recognized $47.4 million of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 28, 2019, for each of the next five years and thereafter (in thousands):

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising

Advertising expenses are charged to operations in the period incurred and were $17.5 million for the fiscal year ended December 28, 2019.

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
Disaggregated Revenue

The following table further disaggregates our sales to customers by major revenue stream (in thousands):

52 weeks ended December 28, 2019
Beef, pork & beef by-products	$8,735,243
Other	229,174
Intercompany	(384,849)
Net Sales	$8,579,568
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

52 weeks ended December 28, 2019
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

52 weeks ended December 28, 2019
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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of assets acquired, and liabilities assumed are based on estimates of fair values as of the acquisition date. Several valuation techniques were used to determine fair value, with the primary techniques being discounted cash flow, relief-from-royalty and excess earnings methods, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.

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

Senior Credit Facilities

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Industrial Development Revenue Bonds

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs

Amortization of $0.7 million was charged to interest expense during the fiscal year ended December 28, 2019.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 28, 2019, are as follows (in thousands):

Minimum Principal Maturities
Fiscal year ending December:
2020	$19,678
2021	19,708
2022	382,806
2023	1,765
2024	1,997
Thereafter	4,284
Total minimum principal maturities	$430,238
Other Commitments

Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 million was paid in fiscal year 2019.  Payments under the commitment will be $0.8 million in each of the fiscal years 2020 through 2023.
NOTE 8.  RETIREMENT PLANS

The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options.  The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.9 million for the fiscal year 2019.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES

Income tax expense includes the following current and deferred provisions (in thousands):

52 weeks ended December 28, 2019
Current provision:
Federal	$1,442
State	1,338
Foreign	92
Total current tax expense	2,872
Deferred provision:
Federal	136
State	30
Foreign	—
Total deferred tax expense	166
Total income tax expense	$3,038

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 21% in 2019 to earnings before income taxes) as follows (in thousands):

52 weeks ended December 28, 2019
Computed “expected” income tax expense	$169,865
Passthrough “expected” income tax expense	(168,442)
State taxes, net of federal	1,368
Permanent differences	249
Other	(2)
Total income tax expense	$3,038
NOTE 10.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. In addition, the Company has certain purchase and sale transactions with Marfrig in the ordinary course of business.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal year 2019, the Company had sales and purchases with the following related parties (amounts in thousands):

52 weeks ended December 28, 2019
Sales to:
Beef Products, Inc. (1)	$34,773
MF Foods USA, LLC (2)	57
Total sales to affiliate	$34,830
Purchases from:
Beef Products, Inc. (1)	$12,565
Weston Importers, LTD (3)	656
Total purchases from affiliate	$13,221
___________________________________
(1)Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings
(2)MF Foods USA, LLC is a wholly owned subsidiary of Marfrig
(3)Weston Importers, LTD is a wholly owned subsidiary of Marfrig

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants. In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  We paid approximately $1.6 million during 2019 to BPI in technology and support fees.

We are party to a long-term cattle supply agreement with US Premium Beef, a minority owner of the Company.  Under this agreement we have agreed to purchase from the members of US Premium Beef, and US Premium Beef has agreed to cause its members to deliver, 735,385 head of cattle each year (subject to adjustment) at prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. We obtained approximately 23% of our cattle requirements under this agreement during 2019.
NOTE 11.  DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS

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

The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statement of Operations for the fiscal year ended December 28, 2019 (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	52 weeks ended December 28, 2019
Commodity contracts	Net sales	$(11)
Commodity contracts	Cost of sales	2,443
Totals		$2,432
NOTE 12.  LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is a defendant in two class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019, and Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. The Company is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on the Company’s consolidated financial statements.

The Company is a party to various other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
NOTE 13.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 25, 2020, the date the financial statements were available for issuance.