Form 10-Q
period 2022-02-28
Jefferies Financial Group Inc.
filed 2022-04-08
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer's classes of common stock at March 31, 2022 was 239,505,138.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
February 28, 2022 and November 30, 2021
(Dollars in thousands, except par value)
(Unaudited)

	February 28, 2022	November 30, 2021
ASSETS
Cash and cash equivalents	$8,500,782	$10,755,133
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	838,092	1,015,107
Financial instruments owned, at fair value (including securities pledged of $14,308,758 and $12,723,502)	21,632,936	19,828,670
Loans to and investments in associated companies	1,803,397	1,745,790
Securities borrowed	7,110,757	6,409,420
Securities purchased under agreements to resell	6,557,213	7,642,484
Securities received as collateral, at fair value	973	7,289
Receivables	8,275,377	7,839,240
Property, equipment and leasehold improvements, net	909,565	911,230
Intangible assets, net and goodwill	1,894,721	1,897,500
Other assets	2,512,638	2,352,247
Total assets (1)	$60,036,451	$60,404,110

LIABILITIES
Short-term borrowings	$467,853	$221,863
Financial instruments sold, not yet purchased, at fair value	14,713,872	11,699,467
Securities loaned	1,808,896	1,525,721
Securities sold under agreements to repurchase	8,933,643	8,446,099
Other secured financings	3,553,232	4,487,224
Obligation to return securities received as collateral, at fair value	973	7,289
Lease liabilities	543,090	548,295
Payables, expense accruals and other liabilities	10,430,914	13,612,367
Long-term debt	8,896,032	9,125,745
Total liabilities (1)	49,348,505	49,674,070

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	14,027	25,400
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 240,168,818 and 243,541,431 shares issued and outstanding, after deducting 76,294,890 and 72,922,277 shares held in treasury	240,169	243,541
Additional paid-in capital	2,390,787	2,742,244
Accumulated other comprehensive income (loss)	(330,308)	(372,143)
Retained earnings	8,189,652	7,940,113
Total Jefferies Financial Group Inc. shareholders' equity	10,490,300	10,553,755
Noncontrolling interests (1)	58,619	25,885
Total equity	10,548,919	10,579,640
Total	$60,036,451	$60,404,110
(1)    Total assets include assets related to variable interest entities of $1.27 billion and $1.05 billion at February 28, 2022 and November 30, 2021, respectively, Total liabilities include liabilities related to variable interest entities of $3.68 billion and $4.64 billion at February 28, 2022 and November 30, 2021, respectively, and Noncontrolling interests include noncontrolling interests related to variable interest entities of $32.5 million at February 28, 2022. See Note 7 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended February 28, 2022 and 2021
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended February 28,
	2022	2021
Revenues:
Commissions and other fees	$229,316	$236,769
Principal transactions	249,155	919,901
Investment banking	945,048	1,003,612
Interest income	213,981	240,497
Other	305,300	302,809
Total revenues	1,942,800	2,703,588
Interest expense of Jefferies Group	210,885	216,646
Net revenues	1,731,915	2,486,942

Expenses:
Cost of sales	95,671	95,559
Compensation and benefits	789,684	1,172,543
Non-compensation expenses:
Floor brokerage and clearing fees	83,961	76,416
Selling, general and other expenses	285,257	271,937
Interest expense	9,088	20,367
Depreciation and amortization	45,937	38,767
Total non-compensation expenses	424,243	407,487
Total expenses	1,309,598	1,675,589

Income before income taxes and loss related to associated companies	422,317	811,353
Loss related to associated companies	(29,985)	(10,568)
Income before income taxes	392,332	800,785
Income tax provision	64,357	218,236
Net income	327,975	582,549
Net loss attributable to the noncontrolling interests	969	743
Net loss attributable to the redeemable noncontrolling interests	573	769
Preferred stock dividends	(2,070)	(1,626)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$327,447	$582,435

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$1.26	$2.17

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$1.23	$2.13

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended February 28, 2022 and 2021
(In thousands)
(Unaudited)

	For the Three Months Ended February 28,
	2022	2021

Net income	$327,975	$582,549
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of income tax provision (benefit) of $(56) and $(19)	(173)	(60)
Less: reclassification adjustment for net (gains) losses included in net income, net of income tax provision (benefit) of $0 and $0	—	—
Net change in unrealized holding gains (losses) on investments, net of income tax provision (benefit) of $(56) and $(19)	(173)	(60)

Net unrealized foreign exchange gains (losses) arising during the period, net of income tax provision (benefit) of $(185) and $3,253	(16)	11,083
Less: reclassification adjustment for foreign exchange (gains) losses included in net income, net of income tax provision (benefit) of $0 and $0	—	—
Net change in unrealized foreign exchange gains (losses), net of income tax provision (benefit) of $(185) and $3,253	(16)	11,083

Net unrealized gains (losses) on instrument-specific credit risk arising during the period, net of income tax provision (benefit) of $13,226 and $(22,182)	41,412	(69,214)
Less: reclassification adjustment for instrument-specific credit risk (gains) losses included in net income, net of income tax provision (benefit) of $(7) and $71	22	(222)
Net change in unrealized instrument-specific credit risk gains (losses), net of income tax provision (benefit) of $13,233 and $(22,253)	41,434	(69,436)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0 and $0	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(208) and $(261)	590	786
Net change in pension liability, net of income tax provision (benefit) of $208 and $261	590	786

Other comprehensive income (loss), net of income taxes	41,835	(57,627)

Comprehensive income	369,810	524,922
Comprehensive loss attributable to the noncontrolling interests	969	743
Comprehensive loss attributable to the redeemable noncontrolling interests	573	769
Preferred stock dividends	(2,070)	(1,626)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$369,282	$524,808

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended February 28, 2022 and 2021
(In thousands)
(Unaudited)

	For the Three Months Ended February 28,
	2022	2021

Net cash flows from operating activities:
Net income	$327,975	$582,549
Adjustments to reconcile net income to net cash used for operations:
Deferred income tax provision (benefit)	(67,271)	9,149
Depreciation and amortization	47,404	42,333
Share-based compensation	9,746	20,678
Provision for doubtful accounts	9,001	3,267
Income related to associated companies	(28,033)	(77,338)
Distributions from associated companies	9,496	19,345
Net change in:
Securities deposited with clearing and depository organizations	—	(84,307)
Financial instruments owned, at fair value	(1,725,630)	(957,696)
Securities borrowed	(701,961)	(211,177)
Securities purchased under agreements to resell	1,084,266	(1,576,329)
Receivables from brokers, dealers and clearing organizations	(199,295)	(581,609)
Receivables from customers of securities operations	(280,577)	(575,823)
Other receivables	45,477	(101,570)
Other assets	(146,140)	(45,883)
Financial instruments sold, not yet purchased, at fair value	3,016,048	2,339,208
Securities loaned	283,598	704,075
Securities sold under agreements to repurchase	488,456	(1,114,857)
Payables to brokers, dealers and clearing organizations	(1,179,607)	768,358
Payables to customers of securities operations	(440,484)	(161,557)
Lease liabilities	(21,399)	(12,811)
Trade payables, expense accruals and other liabilities	(1,601,209)	(387,334)
Other	(145,189)	(96,609)
Net cash used for operating activities	(1,215,328)	(1,495,938)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(27,630)	(24,243)
Advances on notes, loans and other receivables	(134,852)	(137,527)
Collections on notes, loans and other receivables	99,306	74,573
Loans to and investments in associated companies	(301,062)	(914,484)
Capital distributions and loan repayments from associated companies	259,153	969,817
Other	7	(476)
Net cash used for investing activities	$(105,078)	$(32,340)
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the three months ended February 28, 2022 and 2021
(In thousands)
(Unaudited)

	For the Three Months Ended February 28,
	2022	2021

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$917,921	$431,811
Repayment of debt	(737,645)	(396,556)
Net change in other secured financings	(933,992)	1,219,585
Net change in bank overdrafts	45,990	(4,706)
Contributions from noncontrolling interests	33,703	80
Purchase of common shares for treasury	(338,058)	(130,097)
Dividends paid	(72,331)	(49,768)
Other	1,032	(696)
Net cash provided by (used for) financing activities	(1,083,380)	1,069,653

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(467)	3,886

Net decrease in cash, cash equivalents and restricted cash	(2,404,253)	(454,739)

Cash, cash equivalents and restricted cash at beginning of period	11,828,304	9,664,972
Cash, cash equivalents and restricted cash at end of period	$9,424,051	$9,210,233

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	February 28,
	2022	2021

Cash and cash equivalents	$8,500,782	$8,648,961
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	838,092	496,571
Other assets	85,177	64,701
Total cash, cash equivalents and restricted cash	$9,424,051	$9,210,233

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended February 28, 2022 and 2021
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2021	$243,541	$2,742,244	$(372,143)	$7,940,113	$10,553,755	$25,885	$10,579,640
Net income attributable to Jefferies Financial Group Inc. common shareholders				327,447	327,447		327,447
Net loss attributable to the noncontrolling interests					—	(969)	(969)
Other comprehensive income, net of income taxes			41,835		41,835		41,835
Contributions from noncontrolling interests					—	33,703	33,703
Share-based compensation expense		9,746			9,746		9,746
Change in fair value of redeemable noncontrolling interests		(7,991)			(7,991)		(7,991)
Purchase of common shares for treasury	(10,038)	(354,151)			(364,189)		(364,189)
Dividends ($0.30 per common share)				(77,908)	(77,908)		(77,908)
Other	6,666	939			7,605	—	7,605
Balance, February 28, 2022	$240,169	$2,390,787	$(330,308)	$8,189,652	$10,490,300	$58,619	$10,548,919

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2020	$249,751	$2,911,223	$(288,917)	$6,531,836	$9,403,893	$34,632	$9,438,525
Cumulative effect of the adoption of accounting standards			—	(19,915)	(19,915)		(19,915)
Balance, December 1, 2020, as adjusted	249,751	2,911,223	(288,917)	6,511,921	9,383,978	34,632	9,418,610
Net income attributable to Jefferies Financial Group Inc. common shareholders				582,435	582,435		582,435
Net loss attributable to the noncontrolling interests					—	(743)	(743)
Other comprehensive loss, net of income taxes			(57,627)		(57,627)		(57,627)
Contributions from noncontrolling interests					—	80	80
Distributions to noncontrolling interests					—	(1,473)	(1,473)
Share-based compensation expense		20,678			20,678		20,678
Change in fair value of redeemable noncontrolling interests		(7,058)			(7,058)		(7,058)
Purchase of common shares for treasury	(5,103)	(124,994)			(130,097)		(130,097)
Dividends ($0.20 per common share)				(52,896)	(52,896)		(52,896)
Other	2,055	4,394			6,449	—	6,449
Balance, February 28, 2021	$246,703	$2,804,243	$(346,544)	$7,041,460	$9,745,862	$32,496	$9,778,358

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
On December 1, 2021, we made a $477 million contribution of net assets, including both Merchant Banking and Asset Management investments, to Jefferies Group. The transferred Merchant Banking investments are now being managed by a different management team, while the Asset Management investments continue to be managed by the co-Presidents of Asset Management who oversee all asset management activities across the Company. As a result, we transferred $194 million of net assets out of our Merchant Banking segment: $139 million of these net assets, including $48 million of net assets relating to Foursight Capital LLC ("Foursight"), were transferred into our Investment Banking and Capital Markets segment; the remaining $55 million of net assets transferred are now managed by the co-Presidents of Asset Management and are included in our Asset Management segment. Prior year amounts have been reclassified to conform to current segment reporting.

Note 2.  Basis of Presentation and Significant Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in our Form 10-K. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations. For a detailed discussion about the Company's significant accounting policies, see Note 2, Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended November 30, 2021 ("2021 10-K").

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate all of these estimates and assumptions.

During the three months ended February 28, 2022, there were no significant changes made to the Company's significant accounting policies.

Receivables

At February 28, 2022 and November 30, 2021, Receivables include receivables from brokers, dealers and clearing organizations of $5.10 billion and $4.90 billion, respectively, and receivables from customers of securities operations of $1.90 billion and $1.62 billion, respectively.

Foursight, Jefferies Group's wholly-owned subsidiary, is an automobile loan originator and servicer. Foursight had automobile loan receivables, including accrued interest and related fees, of $836.1 million and $812.6 million at February 28, 2022 and November 30, 2021, respectively, which are classified as either held for investment or held for sale depending on the intent to hold the underlying collateral and which are collateralized by a security interest in the vehicles' titles. Of these amounts, $808.9 million and $682.7 million at February 28, 2022 and November 30, 2021, respectively, were in securitized vehicles. See Notes 6 and 7 for additional information on Foursight's securitization activities. Foursight's loan receivables held for investment consisted of approximately 18% and 19% with credit scores 680 and above, 49% and 51% with scores between 620 and 679 and 33% and 30% with scores below 620 at February 28, 2022 and November 30, 2021, respectively.

A rollforward of the allowance for credit losses related to receivables for the three months ended February 28, 2022 and 2021 is as follows (in thousands):

	For the Three Months Ended February 28,
	2022	2021

Beginning balance	$75,999	$53,926
Adjustment for change in accounting principle for current expected credit losses	—	26,519
Provision for doubtful accounts	9,001	3,267
Charge-offs, net of recoveries	(5,631)	(7,320)
Ending balance	$79,369	$76,392

Other Investments

At February 28, 2022 and November 30, 2021, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $91.8 million and $119.4 million, respectively. There were no impairments on these investments during the three months ended February 28, 2022 and 2021.

Capitalization of Interest

We capitalize interest on qualifying HomeFed real estate assets. Capitalized interest of $3.2 million and $1.9 million during the three months ended February 28, 2022 and 2021, respectively, was allocated among all of HomeFed's projects that are currently under development.

Payables, expense accruals and other liabilities

At February 28, 2022 and November 30, 2021, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $4.64 billion and $5.82 billion, respectively, and payables to customers of securities operations of $4.02 billion and $4.46 billion, respectively.

Supplemental Cash Flow Information

	For the Three Months Ended February 28,
(In thousands)	2022	2021
Cash paid during the year for:
Interest	$321,015	$242,027
Income tax payments (refunds), net	$16,715	$20,350

During the three months ended February 28, 2022, we had $26.1 million in non-cash financing activities related to purchases of common shares for treasury which settled subsequent to February 28, 2022.

Note 3.  Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $1.16 billion and $1.03 billion at February 28, 2022 and November 30, 2021, respectively, by level within the fair value hierarchy (in thousands):

	February 28, 2022
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$3,304,106	$162,651	$113,922	$—	$3,580,679
Corporate debt securities	—	3,625,783	42,358	—	3,668,141
Collateralized debt obligations and collateralized loan obligations	—	870,505	45,219	—	915,724
U.S. government and federal agency securities	3,767,868	50,574	—	—	3,818,442
Municipal securities	—	480,000	—	—	480,000
Sovereign obligations	1,177,045	932,076	23	—	2,109,144
Residential mortgage-backed securities	—	798,936	1,186	—	800,122
Commercial mortgage-backed securities	—	181,635	3,732	—	185,367
Other asset-backed securities	—	624,575	62,382	—	686,957
Loans and other receivables	—	3,428,850	137,942	—	3,566,792
Derivatives	4,659	3,666,288	13,144	(3,246,638)	437,453
Investments at fair value	—	4,565	169,808	—	174,373
FXCM term loan	—	—	50,335	—	50,335
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$8,253,678	$14,826,438	$640,051	$(3,246,638)	$20,473,529

Loans to and investments in associated companies	$—	$—	$22,480	$—	$22,480
Securities received as collateral, at fair value	$973	$—	$—	$—	$973

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$2,031,781	$13,988	$5,666	$—	$2,051,435
Corporate debt securities	—	2,405,463	7,308	—	2,412,771
U.S. government and federal agency securities	4,615,370	—	—	—	4,615,370
Sovereign obligations	1,302,485	888,806	1,159	—	2,192,450
Commercial mortgage-backed securities	—	—	315	—	315
Loans	—	2,486,780	11,541	—	2,498,321
Derivatives	2,825	4,365,554	60,914	(3,486,083)	943,210
Total financial instruments sold, not yet purchased, at fair value	$7,952,461	$10,160,591	$86,903	$(3,486,083)	$14,713,872

Other secured financings	$—	$125,631	$32,377	$—	$158,008
Long-term debt	$—	$967,703	$794,460	$—	$1,762,163
Obligation to return securities received as collateral, at fair value	$973	$—	$—	$—	$973

	November 30, 2021
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,737,255	$257,318	$87,647	$—	$3,082,220
Corporate debt securities	—	3,836,341	11,803	—	3,848,144
Collateralized debt obligations and collateralized loan obligations	—	579,518	31,946	—	611,464
U.S. government and federal agency securities	3,045,295	68,784	—	—	3,114,079
Municipal securities	—	509,559	—	—	509,559
Sovereign obligations	899,086	654,199	—	—	1,553,285
Residential mortgage-backed securities	—	1,168,246	1,477	—	1,169,723
Commercial mortgage-backed securities	—	196,419	2,333	—	198,752
Other asset-backed securities	—	337,022	93,524	—	430,546
Loans and other receivables	—	3,363,050	135,239	—	3,498,289
Derivatives	4,429	3,861,551	10,248	(3,305,756)	570,472
Investments at fair value	—	11,369	154,373	—	165,742
FXCM term loan	—	—	50,455	—	50,455
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$6,686,065	$14,843,376	$579,045	$(3,305,756)	$18,802,730

Loans to and investments in associated companies	$—	$—	$30,842	$—	$30,842
Securities received as collateral, at fair value	$7,289	$—	$—	$—	$7,289

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$1,671,696	$19,654	$4,635	$—	$1,695,985
Corporate debt securities	—	2,111,777	482	—	2,112,259
U.S. government and federal agency securities	2,457,420	—	—	—	2,457,420
Sovereign obligations	935,801	593,040	—	—	1,528,841
Residential mortgage-backed securities	—	719	—	—	719
Commercial mortgage-backed securities	—	—	210	—	210
Loans	—	2,476,087	15,770	—	2,491,857
Derivatives	1,815	5,034,544	78,017	(3,702,200)	1,412,176
Total financial instruments sold, not yet purchased, at fair value	$5,066,732	$10,235,821	$99,114	$(3,702,200)	$11,699,467

Other secured financings	$—	$76,883	$25,905	$—	$102,788
Long-term debt	$—	$961,866	$881,732	$—	$1,843,598
Obligation to return securities received as collateral, at fair value	$7,289	$—	$—	$—	$7,289

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

Sovereign Obligations

Sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. Sovereign government obligations, with consideration given to the country of issuance, are generally categorized within Level 1 or Level 2 of the fair value hierarchy. High price volatility was observed for certain sovereign bonds given the recent geopolitical tensions in Eastern Europe, which resulted in Level 3 classification for certain obligations given the wide price dispersion in available external pricing data.

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

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by automobile loans, credit card receivables, student loans and other consumer loans and are categorized within Level 2 or Level 3 of the fair value hierarchy. Valuations are primarily determined using pricing data obtained from external pricing services, broker quotes and prices observed from recently executed market transactions. In addition, recent transaction data from comparable deals is deployed to develop market clearing yields and cumulative loss assumptions. The cumulative loss assumptions are based on the analysis of the underlying collateral and comparisons to earlier deals from the same issuer to gauge the relative performance of the deal.

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

•Oil Futures Derivatives: Vitesse Energy uses swaps and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy accounts for the derivative instruments at fair value, which are classified as either Level 1 or Level 2 within the fair value hierarchy. Fair values classified as Level 1 are measured based on quoted closing exchange prices obtained from external pricing services and Level 2 are determined under the income valuation technique using an option-pricing model that is based on directly or indirectly observable inputs.

Investments at Fair Value

Investments at fair value include investments in hedge funds and private equity funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques internally or by third-party valuation services involving performance data, company ratios and multiples (e.g., price/EBITDA, price/book value) for comparable companies, discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy.

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
February 28, 2022
Equity Long/Short Hedge Funds (2)	$413,151	$—
Equity Funds (3)	51,341	41,532
Commodity Fund (4)	23,636	—
Multi-asset Funds (5)	366,855	—
Other Funds (6)	304,424	25,335
Total	$1,159,407	$66,867

November 30, 2021
Equity Long/Short Hedge Funds (2)	$466,231	$—
Equity Funds (3)	46,030	17,815
Commodity Fund (4)	24,401	—
Multi-asset Funds (5)	390,224	—
Other Funds (6)	99,054	36,090
Total	$1,025,940	$53,905

(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At February 28, 2022 and November 30, 2021, approximately 73% and 74%, respectively, of the fair value of investments are redeemable quarterly with 90 days prior written notice on December 31, 2021. At both February 28, 2022 and November 30, 2021, approximately 21% of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023. The remaining investments are redeemable quarterly with 60 days prior written notice.
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in a broad range of industries. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are primarily expected to be liquidated in approximately one to thirteen years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At February 28, 2022 and November 30, 2021, investments representing approximately 82% and 78%, respectively, of the fair value of investments in this category are redeemable monthly with 60 days prior written notice. At February 28, 2022 and November 30, 2021, approximately 18% and 22%, respectively, of the fair value of investments in this category are redeemable quarterly with 90 days prior written notice.
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

Investment in FXCM

Our investment in FXCM and associated companies consists of a senior secured term loan due February 8, 2023 ($71.6 million principal outstanding at February 28, 2022), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Level 3 Rollforwards

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2022 (in thousands):

	Balance, November 30, 2021	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, February 28, 2022	Changes in unrealized gains/losses included in earnings relating to instruments still held at February 28, 2022 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$87,647	$1,824	$2,079	$(706)	$(651)	$—	$23,729	$113,922	$1,065
Corporate debt securities	11,803	(1,176)	118,970	(103,602)	(9)	—	16,372	42,358	(1,929)
CDOs and CLOs	31,946	(671)	13,523	(7,740)	(1,643)	—	9,804	45,219	(906)
Sovereign obligations	—	(306)	3,780	(3,451)	—	—	—	23	(60)
Residential mortgage-backed securities	1,477	(69)	—	(187)	(35)	—	—	1,186	(44)
Commercial mortgage-backed securities	2,333	1,177	—	—	—	—	222	3,732	1,655
Other asset-backed securities	93,524	2,033	11,588	(14,485)	(14,269)	—	(16,009)	62,382	(3,661)
Loans and other receivables	135,239	(4,737)	11,549	(17,710)	—	—	13,601	137,942	(4,585)
Investments at fair value	154,373	32,034	14,249	(6,826)	(615)	—	(23,407)	169,808	28,557
FXCM term loan	50,455	(120)	—	—	—	—	—	50,335	(120)
Loans to and investments in associated companies	30,842	(8,362)	—	—	—	—	—	22,480	(8,362)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,635	$(3,447)	$(812)	$5,050	$—	$—	$240	$5,666	$3,447
Corporate debt securities	482	(8,866)	(63,714)	66,976	—	—	12,430	7,308	5,210
Sovereign obligations	—	(1,362)	(99,374)	101,911	—	—	(16)	1,159	54
Commercial mortgage-backed securities	210	—	—	105	—	—	—	315	—
Loans	15,770	(46)	(13,125)	2,695	—	—	6,247	11,541	(135)
Net derivatives (2)	67,769	(54,836)	—	—	—	35,069	(232)	47,770	53,352
Other secured financings	25,905	—	—	—	—	6,472	—	32,377	—
Long-term debt (1)	881,732	(92,871)	—	—	—	23,753	(18,154)	794,460	60,739

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes within Long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at February 28, 2022 were gains of $32.1 million during the three months ended February 28, 2022.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended February 28, 2022

During the three months ended February 28, 2022, transfers of assets of $64.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $18.8 million, loans and other receivables of $16.1 million, other asset-backed securities of $12.9 million, corporate debt securities of $9.4 million and corporate equity securities of $7.4 million due to reduced pricing transparency.

During the three months ended February 28, 2022, transfers of assets of $40.5 million from Level 3 to Level 2 are primarily attributed to:
•Other asset-backed securities of $28.9 million, CDOs and CLOs of $9.0 million and loans and other receivables of $2.4 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended February 28, 2022, transfers of liabilities of $72.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $27.9 million, structured notes within long-term debt of $25.8 million, corporate debt securities of $12.4 million and loans of $6.2 million due to reduced pricing and market transparency.
During the three months ended February 28, 2022, transfers of liabilities of $72.1 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $44.0 million and net derivatives of $28.1 million due to greater market and pricing transparency.

Net gains on Level 3 assets were $21.6 million and net gains on Level 3 liabilities were $161.4 million for the three months ended February 28, 2022. Net gains on Level 3 assets were primarily due to increased market values across investments at fair value, partially offset by decreases in loans to and investments in associated companies and loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within long-term debt, certain derivatives and corporate debt securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2021 (in thousands):

	Balance, November 30, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, February 28, 2021	Changes in unrealized gains/ losses included in earnings relating to instruments still held at February 28, 2021 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$75,904	$2,339	$4,805	$(4,647)	$—	$—	$23,664	$102,065	$1,165
Corporate debt securities	23,146	266	130	(6)	—	—	(16,725)	6,811	297
CDOs and CLOs	17,972	3,840	11,427	(8,007)	(5,806)	—	13,773	33,199	3,214
Residential mortgage-backed securities	21,826	1,327	791	(627)	(514)	—	(1,111)	21,692	1,347
Commercial mortgage-backed securities	2,003	(29)	1,105	(393)	—	—	(15)	2,671	97
Other asset-backed securities	79,995	2,361	14,604	(20,909)	(8,449)	—	(7,008)	60,594	1,721
Loans and other receivables	134,636	14,077	8,758	(44,427)	(66)	—	36,106	149,084	14,091
Investments at fair value	213,946	76,257	4,855	(30,159)	(3,542)	—	(41,816)	219,541	72,173
FXCM term loan	59,455	2,677	—	—	—	—	—	62,132	2,677
Loans to and investments in associated companies	40,185	(788)	—	—	—	—	—	39,397	(788)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,434	$9	$—	$—	$—	$—	$—	$4,443	$(22)
Corporate debt securities	141	1,430	—	—	—	—	—	1,571	(1,430)
Commercial mortgage-backed securities	35	—	(35)	35	—	—	—	35	—
Loans	16,635	1,559	(6,821)	3,358	—	—	185	14,916	(1,559)
Net derivatives (2)	26,017	43,727	—	12,670	(92)	—	223,184	305,506	(43,727)
Other secured financings	1,543	—	—	—	—	625	—	2,168	—
Long-term debt (1)	676,028	25,357	—	—	—	21,730	—	723,115	15,501

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes within long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains (losses) included in other comprehensive income (loss) for instruments still held at February 28, 2021 were losses of $40.9 million during the three months ended February 28, 2021.
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

February 28, 2022
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$113,535
Non-exchange-traded securities		Market approach	Price	$0	to	$344	$134
		Volatility benchmarking	Volatility	40%	to	56%	55%

Corporate debt securities	$42,358	Market approach	Price	$13	to	$100	$91
			EBITDA multiple	3.4			—

CDOs and CLOs	$45,219	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	to	70%	38%
			Discount rate/yield	4%	to	18%	13%
		Market approach	Price	$73	to	$102	$93

Commercial mortgage- backed securities	$3,732	Market approach	Price	$600			—
		Scenario analysis	Estimated recovery percentage	81%			—

Other asset-backed securities	$46,733	Discounted cash flows	Constant prepayment rate	0%	to	9%	4%
			Constant default rate	2%			—
			Loss severity	50%	to	88%	72%
			Discount rate/yield	1%	to	23%	15%
			Cumulative loss rate	8%	to	18%	14%
			Duration (years)	1.2 years	to	7.0 years	5.0 years
		Market approach	Price	$37			—

Loans and other receivables	$136,716	Market approach	Price	$29	to	$102	$89
		Scenario analysis	Estimated recovery percentage	5%	to	94%	33%

Derivatives	$4,762
Equity Options		Volatility benchmarking	Volatility	41%			—
Interest rate swaps		Market approach	Basis points upfront	0.0	to	8.7	4.4
Total return swaps			Price	$101			—

Investments at fair value	$151,693
Private equity securities		Market approach	Price	$1	to	$15,852	$549
		Discounted cash flows	Discount rate/yield	10%	to	14%	12%
		Scenario analysis	Discount rate/yield	13%			—

Investment in FXCM	$50,335
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.9 years	1.9 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$22,480	Market approach	Underlying stock price	$671			—
			Underlying stock price	€13	to	€16	€15
			Volatility	25%	to	59%	30%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$5,666
Non-exchange-traded securities		Market approach	Price	$1			—

Loans	$11,541	Market approach	Price	$98			—
		Scenario analysis	Estimated recovery percentage	5%			—

Derivatives	$56,329
Equity options		Volatility benchmarking	Volatility	30%	to	57%	45%
Interest rate swaps		Market approach	Basis points upfront	0.7	to	17.5	8.8
Total return swaps			Price	$101			—

Other secured financings	$32,377	Scenario analysis	Estimated recovery percentage	13%	to	36%	29%
		Market approach	Price	$87			—

Long-term debt
Structured notes	$794,460	Market approach	Price	$66	to	$106	$83
			Price	€73	to	€106	€93

November 30, 2021
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average

Financial instruments owned, at fair value
Corporate equity securities	$86,961
Non-exchange-traded securities		Market approach	Price	$1	to	$366	$183
		Volatility benchmarking	Volatility	40%	to	53%	45%

Corporate debt securities	$11,803	Market approach	Price	$13	to	$100	$86

CDOs and CLOs	$31,944	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	to	30%	26%
			Discount rate/yield	8%	to	19%	16%
		Market approach	Price	$86	to	$103	$93

Commercial mortgage- backed securities	$2,333	Scenario analysis	Estimated recovery percentage	81%			—

Other asset-backed securities	$86,099	Discounted cash flows	Constant prepayment rate	0%	to	35%	31%
			Constant default rate	2%	to	4%	4%
			Loss severity	60%	to	85%	55%
			Discount rate/yield	3%	to	16%	10%
			Cumulative loss rate	7%	to	20%	14%
			Duration (years)	0.7 years	to	1.4 years	1.1 years
		Market approach	Price	$37	to	$100	$94

Loans and other receivables	$134,015	Market approach	Price	$31	to	$101	$54
		Scenario analysis	Estimated recovery percentage	9%	to	100%	76%

Derivatives	$6,501
Equity options		Volatility benchmarking	Volatility	46%			—
Interest rate swaps		Market approach	Basis points upfront	0.1	to	8.7	3.3
Total return swaps			Price	$100			—

Investments at fair value	$128,152
Private equity securities		Market approach	Price	$1	to	$152	$32
			EBITDA multiple	16.9			—
			Revenue multiple	4.9	to	5.1	5.0
		Scenario analysis	Estimated recovery percentage	7%			—
			Discount rate/yield	13%	to	21%	17%
			Revenue growth	0%			—

Investment in FXCM	$50,455
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	2.2 years	2.2 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$30,842	Market approach	Underlying stock price	$662			—
			Underlying stock price	€15	to	€18	€16
			Volatility	25%	to	59%	31%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,635
Non-exchange-traded securities		Market approach	Price	$1			—

Loans	$15,770	Market approach	Price	$31	to	$100	$43
		Scenario analysis	Estimated recovery percentage	50%			—

Derivatives	$76,533
Equity options		Volatility benchmarking	Volatility	26%	to	77%	40%
Interest rate swaps		Market approach	Basis points upfront	0.1	to	8.7	3.1
Total return swaps			Price	$100			—

Other secured financings	$25,905	Scenario analysis	Estimated recovery percentage	13%	to	98%	92%

Long-term debt
Structured notes	$881,732	Market approach	Price	$76	to	$115	$94
			Price	€81	to	€113	€103

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At February 28, 2022 and November 30, 2021, asset exclusions consisted of $45.0 million and $40.8 million, respectively, primarily comprised of certain investments at fair value, other asset-backed securities, sovereign obligations, residential mortgage-backed securities, commercial mortgage-backed securities, certain derivatives, loans and other receivables and corporate equity securities. At February 28, 2022 and November 30, 2021, liability exclusions consisted of $13.4 million and $2.2 million, respectively, primarily comprised of certain derivatives, sovereign obligations, corporate debt securities and commercial mortgage-backed securities.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•    Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, commercial mortgage-backed securities, loans and other receivables, other asset-backed securities, private equity securities, non-exchange-traded warrants, certain derivatives, other secured financings and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, commercial mortgage-backed securities, other asset-backed securities, loans and other receivables, total return swaps, other secured financings or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate debt securities or private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the revenue multiple related to private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
•Loans and other receivables, commercial mortgage-backed securities, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.
•CDOs and CLOs, other asset-backed securities, private equity securities and the FXCM term loan using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in term based on the time to pay off the loan would result in a lower (higher) fair value measurement.
•Derivative equity options and non-exchange-traded securities using volatility benchmarking. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.
Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our investment banking and capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-backed and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned, at fair value and loan commitments are included in Financial instruments owned, at fair value and Financial instruments sold, not yet purchased, at fair value in the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in associated companies in the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes, which are managed by our investment banking and capital markets businesses and are included in Long-term debt in the Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed on a fair value basis. The fair value option has been elected for certain other secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, receivables from brokers, dealers and clearing organizations, receivables from customers of securities operations, other receivables, payables to brokers, dealers and clearing organizations and payables to customers of securities operations, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature, except for our automobile loans.
The following is a summary of gains (losses) due to changes in instrument-specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option (in thousands):

	For the Three Months Ended February 28,
	2022	2021
Financial instruments owned, at fair value:
Loans and other receivables	$(2,287)	$10,696

Financial instruments sold, not yet purchased, at fair value:
Loans	$1,548	$—

Long-term debt:
Changes in instrument-specific credit risk (1)	$51,248	$(91,982)
Other changes in fair value (2)	94,551	80,819

(1)    Changes in instrument-specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income (Loss), net of taxes.
(2)    Other changes in fair value are included in Principal transactions revenues in the Consolidated Statements of Operations.

The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, long-term debt and other secured financings measured at fair value under the fair value option (in thousands):

	February 28, 2022	November 30, 2021
Financial instruments owned, at fair value:
Loans and other receivables (1)	$5,533,863	$5,600,648
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	51,601	64,203
Long-term debt	$107,282	$(38,391)
Other secured financings	$3,432	$3,432

(1)    Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.
(2)    Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $16.8 million and $19.7 million at February 28, 2022 and November 30, 2021, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $42.0 million and $56.9 million at February 28, 2022 and November 30, 2021, respectively, which includes loans and other receivables 90 days or greater past due of $11.9 million and $23.5 million at February 28, 2022 and November 30, 2021, respectively.

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
The following tables present the fair value and related number of derivative contracts at February 28, 2022 and November 30, 2021 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
February 28, 2022 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$13,714	1	$56,705	2
Foreign exchange contracts:
Bilateral OTC	19,524	4	—	—
Total derivatives designated as accounting hedges	33,238		56,705

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	3,787	32,961	2,896	75,002
Cleared OTC	1,110,870	3,824	1,038,884	3,865
Bilateral OTC	336,238	791	434,723	958
Foreign exchange contracts:
Bilateral OTC	869,171	15,664	858,003	15,520
Equity contracts:
Exchange-traded	935,862	1,706,804	715,512	1,589,013
Bilateral OTC	293,800	6,084	1,174,659	6,263
Commodity contracts:
Exchange-traded	78	1,931	30	1,860
Bilateral OTC	754	423	31,899	1,550
Credit contracts:
Cleared OTC	93,487	131	103,708	140
Bilateral OTC	6,806	14	12,274	14
Total derivatives not designated as accounting hedges	3,650,853		4,372,588

Total gross derivative assets/liabilities:
Exchange-traded	939,727		718,438
Cleared OTC	1,218,071		1,199,297
Bilateral OTC	1,526,293		2,511,558
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(716,499)		(716,499)
Cleared OTC	(1,189,030)		(1,199,297)
Bilateral OTC	(1,341,109)		(1,570,287)
Net amounts in the Consolidated Statement of Financial Condition (4)	$437,453		$943,210
(continued)

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2021 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$35,726	2	$32,200	1
Foreign exchange contracts:
Bilateral OTC	30,462	4	—	—
Total derivatives designated as accounting hedges	66,188		32,200

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,262	23,888	756	39,195
Cleared OTC	373,355	4,505	367,134	4,467
Bilateral OTC	322,353	1,037	283,481	967
Foreign exchange contracts:
Bilateral OTC	1,428,712	17,792	1,437,116	17,576
Equity contracts:
Exchange-traded	1,206,606	1,582,713	1,036,019	1,450,624
Bilateral OTC	377,132	2,888	1,824,418	2,682
Commodity contracts:
Exchange-traded	448	1,394	223	1,457
Bilateral OTC	2,703	616	9,862	825
Credit contracts:
Cleared OTC	84,180	132	108,999	128
Bilateral OTC	13,289	14	14,168	17
Total derivatives not designated as accounting hedges	3,810,040		5,082,176

Total gross derivative assets/liabilities:
Exchange-traded	1,208,316		1,036,998
Cleared OTC	493,261		508,333
Bilateral OTC	2,174,651		3,569,045
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(1,008,091)		(1,008,091)
Cleared OTC	(483,339)		(508,333)
Bilateral OTC	(1,814,326)		(2,185,776)
Net amounts in the Consolidated Statement of Financial Condition (4)	$570,472		$1,412,176
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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations related to fair value hedges (in thousands):

	For the Three Months Ended February 28,
	2022	2021
Interest rate swaps	$(43,998)	$(43,791)
Long-term debt	50,542	46,811
Total	$6,544	$3,020

The following table provides information related to gains (losses) on net investment hedges recognized in Net unrealized foreign exchange gains (losses), a component of Other comprehensive income (loss), in the Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended February 28,
	2022	2021
Foreign exchange contracts	$(10,938)	$(41,500)
Total	$(10,938)	$(41,500)

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended February 28,
	2022	2021
Interest rate contracts	$(41,592)	$(42,124)
Foreign exchange contracts	2,624	46,829
Equity contracts	210,937	(89,697)
Commodity contracts	(34,305)	(18,349)
Credit contracts	4,432	821
Total	$142,096	$(102,520)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at February 28, 2022 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$76	$678	$—	$(754)	$—
Equity options and forwards	10,211	2,998	—	(4,086)	9,123
Credit default swaps	—	15	—	—	15
Total return swaps	80,255	44,438	158	(8,263)	116,588
Foreign currency forwards, swaps and options	339,685	4,081	—	(4,111)	339,655
Fixed income forwards	5,285	—	—	—	5,285
Interest rate swaps, options and forwards	59,302	155,998	84,286	(45,314)	254,272
Total	$494,814	$208,208	$84,444	$(62,528)	724,938
Cross product counterparty netting					(8,869)
Total OTC derivative assets included in Financial instruments owned, at fair value					$716,069

(1)At February 28, 2022, we held net exchange-traded derivative assets and other credit agreements with a fair value of $226.9 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At February 28, 2022, cash collateral received was $505.5 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$30,049	$1,850	$—	$(754)	$31,145
Equity options and forwards	9,871	534,211	33,407	(4,086)	573,403
Credit default swaps	—	10,236	—	—	10,236
Total return swaps	124,832	324,482	—	(8,263)	441,051
Foreign currency forwards, swaps and options	307,174	5,271	—	(4,111)	308,334
Fixed income forwards	2,879	—	—	—	2,879
Interest rate swaps, options and forwards	43,259	124,965	200,069	(45,314)	322,979
Total	$518,064	$1,001,015	$233,476	$(62,528)	1,690,027
Cross product counterparty netting					(8,869)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased, at fair value					$1,681,158

(1)At February 28, 2022, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $7.0 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At February 28, 2022, cash collateral pledged was $744.9 million.
(3)Derivative fair values include counterparty netting within product category.
(4)    Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At February 28, 2022, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$467,918
BBB- to BBB+	15,109
BB+ or lower	119,477
Unrated	113,565
Total	$716,069

(1)    We utilize internal credit ratings determined by the Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
February 28, 2022
Credit protection sold:
Index credit default swaps	$2,674.4	$1,262.8	$—	$3,937.2
Single name credit default swaps	—	—	0.2	0.2

November 30, 2021
Credit protection sold:
Index credit default swaps	$2,612.0	$1,298.8	$—	$3,910.8
Single name credit default swaps	—	17.6	0.2	17.8

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

	February 28, 2022	November 30, 2021
Derivative instrument liabilities with credit-risk-related contingent features	$642.0	$821.5
Collateral posted	(313.7)	(160.5)
Collateral received	117.6	369.3
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	446.0	1,030.4

(1)    These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

Other Derivatives

Vitesse Energy uses swaps and put options in order to reduce exposure to future oil price fluctuations. Vitesse Energy accounts for the derivative instruments at fair value. The gains and losses associated with the change in fair value of the derivatives are recorded in Other revenues.

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

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
February 28, 2022
Corporate equity securities	$1,431,940	$429,316	$973	$1,862,229
Corporate debt securities	347,323	2,521,386	—	2,868,709
Mortgage-backed and asset-backed securities	—	1,869,580	—	1,869,580
U.S. government and federal agency securities	21,530	9,787,873	—	9,809,403
Municipal securities	—	294,824	—	294,824
Sovereign obligations	8,103	3,493,773	—	3,501,876
Loans and other receivables	—	905,073	—	905,073
Total	$1,808,896	$19,301,825	$973	$21,111,694

November 30, 2021
Corporate equity securities	$1,160,916	$150,602	$7,289	$1,318,807
Corporate debt securities	321,356	2,684,458	—	3,005,814
Mortgage-backed and asset-backed securities	—	1,209,442	—	1,209,442
U.S. government and federal agency securities	6,348	8,426,536	—	8,432,884
Municipal securities	—	413,073	—	413,073
Sovereign obligations	37,101	2,422,901	—	2,460,002
Loans and other receivables	—	712,388	—	712,388
Total	$1,525,721	$16,019,400	$7,289	$17,552,410

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
February 28, 2022
Securities lending arrangements	$973,963	$—	$292,966	$541,967	$1,808,896
Repurchase agreements	10,491,946	2,288,295	2,686,587	3,834,997	19,301,825
Obligation to return securities received as collateral, at fair value	973	—	—	—	973
Total	$11,466,882	$2,288,295	$2,979,553	$4,376,964	$21,111,694

November 30, 2021
Securities lending arrangements	$595,628	$1,318	$539,623	$389,152	$1,525,721
Repurchase agreements	6,551,934	1,798,716	4,361,993	3,306,757	16,019,400
Obligation to return securities received as collateral, at fair value	7,289	—	—	—	7,289
Total	$7,154,851	$1,800,034	$4,901,616	$3,695,909	$17,552,410

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 28, 2022 and November 30, 2021, the approximate fair value of securities received as collateral by us that may be sold or repledged was $34.59 billion and $31.97 billion, respectively. At February 28, 2022 and November 30, 2021, a substantial portion of the securities received have been sold or repledged.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at February 28, 2022
Securities borrowing arrangements	$7,110,757	$—	$7,110,757	$(666,368)	$(1,374,501)	$5,069,888
Reverse repurchase agreements	16,925,395	(10,368,182)	6,557,213	(669,010)	(5,845,969)	42,234
Securities received as collateral, at fair value	973	—	973	—	(973)	—

Liabilities at February 28, 2022
Securities lending arrangements	$1,808,896	$—	$1,808,896	$(666,368)	$(1,091,177)	$51,351
Repurchase agreements	19,301,825	(10,368,182)	8,933,643	(669,010)	(7,788,211)	476,422
Obligation to return securities received as collateral, at fair value	973	—	973	—	(973)	—

Assets at November 30, 2021
Securities borrowing arrangements	$6,409,420	$—	$6,409,420	$(271,475)	$(1,528,206)	$4,609,739
Reverse repurchase agreements	15,215,785	(7,573,301)	7,642,484	(540,312)	(7,048,823)	53,349
Securities received as collateral, at fair value	7,289	—	7,289	—	(7,289)	—

Liabilities at November 30, 2021
Securities lending arrangements	$1,525,721	$—	$1,525,721	$(271,475)	$(1,213,563)	$40,683
Repurchase agreements (4)	16,019,400	(7,573,301)	8,446,099	(540,312)	(7,136,585)	769,202
Obligation to return securities received as collateral, at fair value	7,289	—	7,289	—	(7,289)	—

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
(3)At February 28, 2022, amounts include $5.01 billion of securities borrowing arrangements, for which we have received securities collateral of $4.87 billion, and $470.0 million of repurchase agreements, for which we have pledged securities collateral of $485.1 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2021, amounts include $4.51 billion of securities borrowing arrangements, for which we have received securities collateral of $4.35 billion, and $765.0 million of repurchase agreements, for which we have pledged securities collateral of $781.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)There was an immaterial correction in the amount of available collateral, which resulted in a $200 million decrease in the available collateral and a $200 million increase in the net amount related to repurchase agreements at November 30, 2021.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $838.1 million and $1.02 billion at February 28, 2022 and November 30, 2021, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

Other Assets

Restricted cash, which is comprised of cash reserve balances required by securitization agreements and cash collections associated with automobile loans pledged to warehouse credit facilities, is included in Other assets in the Consolidated Statements of Financial Condition. These restricted cash balances are held by trustees and are distributed monthly by the trustees per the various securitization and warehouse credit facility agreements. Restricted cash may also include amounts related to pre-funding arrangements put in place for securitizations, which are funds that remain in an escrow account managed by a trustee until we pledge additional automobile loans to meet the collateral requirements of the related notes, at which time the funds become available for our use.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	For the Three Months Ended February 28,
	2022	2021
Transferred assets	$1,080.6	$3,583.5
Proceeds on new securitizations	1,080.6	3,583.1
Cash flows received on retained interests	8.9	6.3

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 28, 2022 and November 30, 2021.

The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 28, 2022		November 30, 2021
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$278.4	$4.9	$330.2	$4.9
U.S. government agency commercial mortgage-backed securities	1,842.3	54.0	2,201.8	69.2
CLOs	3,984.1	31.7	3,382.3	31.0
Consumer and other loans	2,541.2	141.7	2,271.4	136.4
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
•Acting as servicer for a fee to automobile loan financing vehicles;
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

	February 28, 2022		November 30, 2021
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other

Cash	$11.6	$—	$3.8	$—
Financial instruments owned, at fair value	239.5	64.7	173.1	146.4
Securities purchased under agreements to resell (1)	2,554.8	18.0	3,697.1	—
Receivables (2)	742.9	54.2	626.8	40.6
Other assets (3)	133.7	56.3	114.6	—
Total assets	$3,682.5	$193.2	$4,615.4	$187.0

Financial instruments sold, not yet purchased, at fair value	$—	$18.0	$—	$109.1
Other secured financings (4)	3,609.5	—	4,521.6	—
Repurchase agreements	—	47.1	—	—
Other liabilities (5)	52.9	92.8	46.6	75.3
Total liabilities	$3,662.4	$157.9	$4,568.2	$184.4

Noncontrolling interests	$—	$32.5	$—	$—
(1)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation. At February 28, 2022, approximately $18.0 million was not eliminated in consolidation.
(2)Approximately $1.4 million and $1.2 million of receivables at February 28, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.
(3)Approximately $45.7 million and $56.5 million of the other assets at February 28, 2022 and November 30, 2021, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $58.6 million and $36.7 million of the other secured financings at February 28, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.
(5)Approximately $84.1 million and $75.3 million of the other liabilities at February 28, 2022 and November 30, 2021, respectively, represent intercompany payables with related consolidated entities, which are eliminated in consolidation.

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

At February 28, 2022 and November 30, 2021, Foursight is the primary beneficiary of automobile loan financing vehicles to which we transfer automobile loans, act as servicer of the automobile loans for a fee and retain equity interests in the vehicles. The assets of these VIEs consist primarily of automobile loans, which are accounted for as loans held for investment at amortized cost and included within Receivables in the Consolidated Statements of Financial Condition. The liabilities of these VIEs consist of notes issued by the VIEs, which are accounted for at amortized cost and included within Other secured financings in the Consolidated Statements of Financial Condition and do not have recourse to our general credit. The automobile loans are pledged as collateral for the related notes and available only for the benefit of the note holders.

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

Additionally, HomeFed is the primary beneficiary of a real estate syndication entity that is developing a multi-family residential property. HomeFed invested in this property together with other third-party investors that have noncontrolling interests, and manages the property. Its assets consist primarily of the real estate being developed and its liabilities consist primarily of accrued capital expenditures and other payables. Our variable interests in the VIE consist primarily of our equity ownership interest, a sponsor promote, and development and asset management fees earned for managing the project.

Nonconsolidated VIEs

The following table presents information about our variable interests in nonconsolidated VIEs (in millions):

	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
February 28, 2022
CLOs	$851.1	$2.9	$3,500.2	$8,461.2
Asset-backed vehicles	485.8	—	510.6	5,022.5
Related party private equity vehicles	26.2	—	36.9	74.7
Other investment vehicles	1,276.5	—	1,371.5	16,757.1
Total	$2,639.6	$2.9	$5,419.2	$30,315.5

November 30, 2021
CLOs	$582.2	$2.0	$2,557.1	$10,277.5
Asset-backed vehicles	281.9	—	359.3	3,474.6
Related party private equity vehicles	27.1	—	37.8	78.9
Other investment vehicles	1,111.5	—	1,201.6	15,101.4
Total	$2,002.7	$2.0	$4,155.8	$28,932.4

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

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both February 28, 2022 and November 30, 2021, our total equity commitment in the JCP Entities was $133.0 million, of which $122.3 million and $122.3 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $26.2 million and $27.1 million at February 28, 2022 and November 30, 2021, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $1.28 billion and $1.11 billion at February 28, 2022 and November 30, 2021, respectively. Our unfunded equity commitment related to these investments totaled $95.1 million and $90.0 million at February 28, 2022 and November 30, 2021, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

Mortgage-Backed and Other Asset-Backed Secured Funding Vehicles.  In connection with our secondary trading and market-making activities, we buy and sell agency and non-agency mortgage-backed securities and other asset-backed securities, which are issued by third-party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, automobile loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.

We also engage in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (Fannie Mae, Federal Home Loan Mortgage Corporation ("Freddie Mac") or Ginnie Mae) or non-agency-sponsored SPEs and may purchase loans or mortgage-backed securities from third-parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and automobile loans. We do not consolidate agency-sponsored securitizations as we do not have the power to direct the activities of the SPEs that most significantly impact their economic performance. Further, we are not the servicer of non-agency-sponsored securitizations and therefore do not have power to direct the most significant activities of the SPEs and accordingly, do not consolidate these entities. We may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.

At February 28, 2022 and November 30, 2021, we held $1.05 billion and $1.31 billion of agency mortgage-backed securities, respectively, and $207.0 million and $253.9 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. FXCM reported total assets of $407.1 million in its latest financial statements. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the total of the carrying value of the term loan ($50.3 million) and the investment in associated company ($49.1 million) at February 28, 2022. FXCM is not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 8.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the three months ended February 28, 2022 and 2021 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2022
Jefferies Finance	$776,162	$—	$19,011	$15,188	$—	$810,361
Berkadia	373,417		38,900	230	(237)	412,310
FXCM (2)	48,986	(9,547)		10,000	(368)	49,071
Linkem	133,778	(22,971)	—	—	—	110,807
Asset Management companies (3)	183,076	—	131	(178)	—	183,029
Real estate companies	122,720	2,000	—	10,263	—	134,983
Other (3) (4)	107,651	533	(24)	(2,866)	(2,458)	102,836
Total	$1,745,790	$(29,985)	$58,018	$32,637	$(3,063)	$1,803,397

2021
Jefferies Finance	$693,201	$—	$27,585	$(40,542)	$—	$680,244
Berkadia	301,152	—	30,018	(316)	(61)	330,793
FXCM (2)	73,920	(5,462)	—	—	327	68,785
Linkem	198,991	(9,107)	—	(8,783)	—	181,101
Asset Management companies (3)	139,707	—	30,184	(11,434)	—	158,457
Real estate companies	168,678	6,051	—	(10,954)	—	163,775
Other (3)	110,914	(2,050)	119	(3,090)	—	105,893
Total	$1,686,563	$(10,568)	$87,906	$(75,119)	$266	$1,689,048

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
(3)Certain prior year amounts have been reclassified to conform to the current year presentation.
(4)Loans to and investments in associated companies at February 28, 2022 and November 30, 2021 include loans and debt securities aggregating $15.2 million and $15.3 million, respectively.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended February 28,
	2022	2021
FXCM	$(9,547)	$(5,462)
Linkem	(22,971)	(9,107)
Real estate companies	2,000	6,051
Other	533	(2,050)
Total	$(29,985)	$(10,568)

Other income (losses) related to associated companies (primarily related to Jefferies Group and classified in Other revenues) includes the following (in thousands):

	For the Three Months Ended February 28,
	2022	2021
Jefferies Finance	$19,011	$27,585
Berkadia	38,900	30,018
Asset Management companies (1)	131	30,184
Other (1)	(24)	119
Total	$58,018	$87,906
(1)Certain prior year amounts have been reclassified to conform to the current year presentation.

Jefferies Finance

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

At February 28, 2022, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. The equity commitment is reduced quarterly based on Jefferies Group's share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At February 28, 2022, Jefferies Group's remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2023 with automatic one year extensions absent a 60 day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 28, 2022. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2023 with automatic one year extensions absent a 60 day termination notice by either party. At February 28, 2022, Jefferies Group had funded $0.0 million of its $250.0 million commitment. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $0.4 million and $0.6 million during the three months ended February 28, 2022 and 2021, respectively.

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	For the Three Months Ended February 28,
	2022	2021
Origination and syndication fee revenues (1)	$114.9	$70.3
Origination fee expenses (1)	15.9	12.3
CLO placement fee revenues (2)	0.7	2.4
Underwriting fees (3)	—	0.5
Service fees (4)	50.0	31.5

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
(2)    Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees, which are included in Investment banking revenues in the Consolidated Statements of Operations. At February 28, 2022 and November 30, 2021, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
At February 28, 2022 and November 30, 2021, we had receivables from Jefferies Finance, included in Other assets in the Consolidated Statements of Financial Condition of $37.2 million and $26.2 million, respectively. At February 28, 2022 and November 30, 2021, we had payables to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition of $2.5 million and $8.5 million, respectively.
Berkadia

Berkadia is a commercial mortgage banking and servicing joint venture that was formed in 2009 with Berkshire Hathaway Inc. We and Berkshire Hathaway each contributed $217.2 million of equity capital to the joint venture and each have a 50% membership interest in Berkadia. We are entitled to receive 45% of the profits. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, or other investors. Berkadia also is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At February 28, 2022, the aggregate amount of commercial paper outstanding was $1.47 billion.

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

Linkem

We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2026, redeemable preferred stock with a redemption value of $107.3 million at February 28, 2022, and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 57% of Linkem's common equity at February 28, 2022. We have approximately 48% of the total voting securities of Linkem. We account for our equity interest in Linkem on a two month lag.

Asset Management Companies

Through Jefferies Group, we have asset management equity method investments that consist of our shares in Monashee Holdings LLC ("Monashee") and Oak Hill Capital Management LLC, OHCP GenPar Holdco, LP, Oak Hill Capital Management Partners III, LP and Oak Hill Capital Partners IV (Management), LP (collectively the "Oak Hill entities"). Monashee, an investment management company, is a registered investment advisor and general partner of various investment management funds and provides us with a 50% voting rights interest and the rights to distributions of approximately 47.5% of the annual net profits of Monashee's operations if certain thresholds are met. The Asset Management companies investments also consist of membership interests and limited partnership interests of approximately 15% in the Oak Hill investment management company and registered investment advisor and the Oak Hill general partner entity, which is entitled to carried interest from certain Oak Hill managed funds. A portion of the carrying amount of these investments relates to contract and customer relationship and client relationship intangible assets and goodwill. The intangible assets are amortized over their useful life and the goodwill is not amortized.

Real Estate Companies

Real estate equity method investments primarily consist of HomeFed's interests in Brooklyn Renaissance Plaza and Hotel and 54 Madison. These equity interests are accounted for on a two month lag.

Brooklyn Renaissance Plaza is comprised of a hotel operated by Marriott, an office building complex and a parking garage located in Brooklyn, New York. HomeFed owns a 25.4% equity interest in the hotel and a 61.25% equity interest in the office building and garage. Although HomeFed has a majority interest in the office building and garage, it does not have control, but only has the ability to exercise significant influence on this investment. As such, HomeFed accounts for the office building and garage under the equity method of accounting. We are amortizing our basis difference between the estimated fair value and the underlying book value of Brooklyn Renaissance office building and garage over the respective useful lives (weighted average life of 39 years).

We own approximately 48.1% of 54 Madison, a fund that owns interests in three real estate projects and is in the process of being liquidated.

Note 9.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	February 28, 2022	November 30, 2021
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$7,727	$7,732

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $130,192 and $128,012	40,726	42,808
Trademarks and tradenames, net of accumulated amortization of $33,207 and $32,244	95,712	96,509
Other, net of accumulated amortization of $11,867 and $11,329	4,815	5,353
Total intangible assets, net	148,980	152,402

Goodwill:
Investment Banking and Capital Markets (1)	1,562,571	1,561,928
Asset Management	143,000	143,000
Real estate	36,711	36,711
Other operations	3,459	3,459
Total goodwill	1,745,741	1,745,098

Total intangible assets, net and goodwill	$1,894,721	$1,897,500

(1)    The increase in Investment Banking and Capital Markets goodwill during the three months ended February 28, 2022, primarily relates to translation adjustments.

Amortization expense on intangible assets was $3.5 million and $3.6 million for the three months ended February 28, 2022 and 2021, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five fiscal years is as follows (in thousands):

Remainder of current year	$7,558
2023	9,900
2024	9,143
2025	8,633
2026	8,606

Note 10.  Short-Term Borrowings

Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	February 28, 2022	November 30, 2021
Bank loans (1)	$461,053	$215,063
Floating rate puttable notes (1)	6,800	6,800
Total short-term borrowings	$467,853	$221,863

(1)    These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

At February 28, 2022 and November 30, 2021, the weighted average interest rate on short-term borrowings outstanding was 1.52% and 1.41% per annum, respectively.

At February 28, 2022 and November 30, 2021, Jefferies Group's borrowings under credit facilities classified within bank loans in Short-term borrowings in the Consolidated Statements of Financial Condition were $400.0 million and $200.0 million, respectively. Jefferies Group's borrowings include credit facilities that contain certain covenants that, among other things, require it to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for its U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of its subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and Jefferies Group in reference to the bank's cost of funding. At February 28, 2022, Jefferies Group was in compliance with all covenants under these credit facilities.

Note 11.  Long-Term Debt

Principal amounts included in the table below are shown net of unamortized discounts, premiums and debt issuance costs (dollars in thousands).

	February 28, 2022	November 30, 2021
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $441,748 principal	$440,330	$440,120
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,904	246,888
Total long-term debt – Parent Company	687,234	687,008

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group Unsecured Long-term Debt:
1.00% Euro Medium Term Notes, due July 19, 2024, $560,975 and $566,150 principal	559,925	564,985
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	757,872	775,550
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	365,909	366,556
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	990,769	990,525
2.625% Senior Notes due October 15, 2031, $1,000,000 principal	970,927	988,059
2.75% Senior Notes, due October 15, 2032, $500,000 principal (1)	445,542	460,724
6.25% Senior Debentures, due January 15, 2036, $495,000 principal	505,151	505,267
6.50% Senior Notes, due January 20, 2043, $391,000 principal	409,815	409,926
Floating Rate Senior Notes, due October 29, 2071	61,706	61,703
Jefferies Group Unsecured Revolving Credit Facility	349,105	348,951
Structured Notes (2)	1,762,163	1,843,598
Jefferies Group Secured Long-term Debt:
Jefferies Group Secured Credit Facilities (3)	609,091	706,608
Jefferies Group Secured Bank Loan	100,000	100,000
HomeFed EB-5 Program debt	207,471	203,132
HomeFed construction loans	45,716	45,581
Vitesse Energy Revolving Credit Facility	67,636	67,572
Total long-term debt – subsidiaries	8,208,798	8,438,737

Long-term debt	$8,896,032	$9,125,745

(1)    Amounts include net gains of $50.5 million and $46.8 million during the three months ended February 28, 2022 and 2021, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 4 for further information.
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

(3) Amounts include $82.6 million at November 30, 2021 related to Foursight credit facilities. In the first quarter of 2022, Foursight was transferred to Jefferies Group.

Subsidiary Debt:

During the three months ended February 28, 2022, structured notes with a total principal amount of approximately $71.2 million, net of retirements, were issued by Jefferies Group.

At February 28, 2022 and November 30, 2021, borrowings under several of Jefferies Group's credit facilities classified within Long-term debt amounted to $958.2 million and $972.9 million, respectively. Interest on these credit facilities is based on adjusted LIBOR rates or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require Jefferies Group to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of its subsidiaries. At February 28, 2022, Jefferies Group was in compliance with all covenants under theses credit facilities.

In addition, one of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan ("Jefferies Group Secured Bank Loan"). At both February 28, 2022 and November 30, 2021, borrowings under the Jefferies Group Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt. The Jefferies Group Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At February 28, 2022, Jefferies Group was in compliance with all covenants under the Jefferies Group Secured Bank Loan.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At February 28, 2022, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's EB-5 Program debt matures in 2024 and 2025.

At February 28, 2022, HomeFed has construction loans with an aggregate committed amount of $148.6 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loans bear interest based on spreads of 2.15% to 3.15%, over the 30-day LIBOR, subject to adjustment on the first of each calendar month. At February 28, 2022, the weighted average interest rate on these loans was 3.39%. The loans mature between September 2022 and May 2024 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At February 28, 2022 and November 30, 2021, $46.8 million and $46.8 million, respectively, was outstanding under the construction loan agreements.

Vitesse Energy has a revolving credit facility with a syndicate of banks that matures in April 2023 and has a maximum borrowing base of $140.0 million at February 28, 2022. Amounts outstanding under the facility at February 28, 2022 and November 30, 2021 were $68.0 million and $68.0 million, respectively. Borrowings under the facility have been made as Eurodollar loans that bear interest at adjusted LIBOR plus a spread ranging from 2.75% to 3.75% based on the borrowing base utilization percentage. The credit facility is guaranteed by Vitesse Energy's subsidiaries and is collateralized with a minimum of 85% of Vitesse Energy's proved reserve value of its oil and gas properties. Vitesse Energy's borrowing base is subject to regular re-determination on or about April 1 and October 1 of each year based on proved oil and gas reserves, hedge positions and estimated future cash flows from these reserves calculated using future commodity pricing provided by Vitesse Energy's lenders.

Note 12.  Mezzanine Equity

Redeemable Noncontrolling Interests

At February 28, 2022 and November 30, 2021, redeemable noncontrolling interests include other redeemable noncontrolling interests of $14.0 million and $25.4 million, respectively, primarily related to our oil and gas exploration and development businesses.

Mandatorily Redeemable Convertible Preferred Shares

We have one series of callable mandatorily redeemable cumulative convertible preferred shares ("Preferred Shares"). Our 125,000 Preferred Shares are callable beginning January 2023 at a price of $1,000 per share, plus accrued interest and are mandatorily redeemable in 2038 for $125.0 million. The Preferred Shares have a dividend rate equal to the sum of 3.25% annual, cumulative cash dividend, plus an additional quarterly payment based on the amount by which our common stock dividends exceed $0.0625 per common share. The Preferred Shares are currently convertible into 4,440,863 common shares, an effective conversion price of $28.15 per share. Based on the quarterly dividend of $0.30 per common share, the effective rate on these Preferred Shares is approximately 6.6%.

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

Senior Executive Compensation Plan.

In December 2021, our senior executives were granted RSUs containing service conditions, including a special leadership continuity grant, as well as RSUs that contain both service and performance conditions. For the three months ended February 28, 2022, we recorded $5.2 million of stock-based compensation related to these awards.

In December 2020, our senior executives were granted nonqualified stock options and stock appreciation rights ("SARs"). The total initial fair value of the stock options and SARs were recorded as expense at the time of the grant, as both awards have no future service requirements. For the three months ended February 28, 2021, we recorded $46.4 million of total Compensation and benefits expense relating to the stock options and SARs, of which $12.9 million was stock-based compensation and $33.5 million related to the SAR awards.

Share-Based Compensation Expense. Share-based compensation expense relating to grants made under our share-based compensation plans was $9.7 million and $20.7 million (including $12.9 million related to the senior executive stock option award, as discussed above) for the three months ended February 28, 2022 and 2021, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. At February 28, 2022, total unrecognized compensation cost related to nonvested share-based compensation plans was $113.1 million; this cost is expected to be recognized over a weighted average period of 3.7 years.

At February 28, 2022, there were 1,545,000 shares of restricted stock outstanding with future service required, 4,173,000 RSUs outstanding with future service required (including target RSUs that may be issued under the senior executive compensation plan), 12,293,000 RSUs outstanding with no future service required, 5,063,000 stock options outstanding and 1,088,000 shares issuable under other plans. Additionally, the Preferred Shares are currently convertible into 4,440,863 common shares at an effective conversion price of $28.15 per share. The maximum potential increase to common shares outstanding resulting from these outstanding awards and the Preferred Shares is 27,058,000 at February 28, 2022.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards that are subject to ratable vesting terms with service requirements. These awards are amortized as compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At February 28, 2022, the remaining unamortized amount of the restricted cash awards was $298.1 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of 3 years.

Note 14.  Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	February 28, 2022	November 30, 2021
Net unrealized gains on available for sale securities	$96	$269
Net unrealized foreign exchange losses	(166,515)	(166,499)
Net unrealized losses on instrument-specific credit risk	(112,238)	(153,672)
Net minimum pension liability	(51,651)	(52,241)
Total accumulated other comprehensive income (loss)	$(330,308)	$(372,143)

Amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	For the Three Months Ended February 28,
	2022	2021
Net unrealized gains (losses) on instrument- specific credit risk, net of income tax provision (benefit) of $(7) and $71	$(22)	$222	Principal transactions revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(208) and $(261)	(590)	(786)	Selling, general and other expenses, which includes pension expense
Total reclassifications for the period, net of tax	$(612)	$(564)

Note 15. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended February 28,
	2022	2021
Revenues from contracts with customers:
Commissions and other fees	$229,316	$236,769
Investment banking	945,048	1,003,612
Other	232,678	192,262
Total revenues from contracts with customers	1,407,042	1,432,643

Other sources of revenue:
Principal transactions	249,155	919,901
Interest income	213,981	240,497
Other	72,622	110,547
Total revenues from other sources	535,758	1,270,945

Total revenues	$1,942,800	$2,703,588

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

The following provides detailed information on the recognition of our revenues from contracts with customers:
Commissions and Other Fees. We earn commission and other fee revenue by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commission revenues are generally paid on settlement date and we record a receivable between trade-date and payment on settlement date. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third-parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We act as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs our payments to third-party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in the Consolidated Statements of Operations. We also earn investment research fees for the sales of our proprietary investment research when a contract with a client has been identified. The delivery of investment research services represents a distinct performance obligation that is satisfied over time when the performance obligation is to provide ongoing access to a research platform or research analysts, with fees recognized on a straight-line basis over the period in which the performance obligation is satisfied. The performance obligation is satisfied at a point in time when the performance obligation is to provide individual interactions with research analysts or research events, with fees recognized on the interaction date.
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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments (1)
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Reconciling Items -Consolidation Adjustments	Total
Three months ended February 28, 2022
Major Business Activity:
Investment Banking - Advisory	$543,769	$—	$—	$—	$—	$543,769
Investment Banking - Underwriting	401,279	—	—	—	—	401,279
Equities (2)	226,068	—	—	—	(137)	225,931
Fixed Income (2)	3,385	—	—	—	—	3,385
Asset Management	—	12,569	—	—	—	12,569
Manufacturing revenues	—	—	141,108	—	—	141,108
Oil and gas revenues	—	—	57,919	—	—	57,919
Other revenues	—	—	21,082	—	—	21,082
Total revenues from contracts with customers	$1,174,501	$12,569	$220,109	$—	$(137)	$1,407,042

Primary Geographic Region:
Americas	$937,070	$12,569	$219,229	$—	$(137)	$1,168,731
Europe	166,172	—	558	—	—	166,730
Asia Pacific	71,259	—	322	—	—	71,581
Total revenues from contracts with customers	$1,174,501	$12,569	$220,109	$—	$(137)	$1,407,042

Three months ended February 28, 2021
Major Business Activity:
Investment Banking - Advisory	$311,439	$—	$—	$—	$—	$311,439
Investment Banking - Underwriting	692,173	—	—	—	—	692,173
Equities (2)	233,539	—	—	—	(169)	233,370
Fixed Income (2)	3,399	—	—	—	—	3,399
Asset Management	—	7,426	—	—	—	7,426
Manufacturing revenues	—	—	137,847	—	—	137,847
Oil and gas revenues	—	—	32,009	—	—	32,009
Other revenues	—	—	14,980	—	—	14,980
Total revenues from contracts with customers	$1,240,550	$7,426	$184,836	$—	$(169)	$1,432,643

Primary Geographic Region:
Americas	$1,026,866	$7,097	$184,338	$—	$(169)	$1,218,132
Europe	163,737	329	369	—	—	164,435
Asia Pacific	49,947	—	129	—	—	50,076
Total revenues from contracts with customers	$1,240,550	$7,426	$184,836	$—	$(169)	$1,432,643

(1)    In the first quarter of 2022, we transferred certain Merchant Banking net assets to our Investment Banking and Capital Markets and Asset Management segments. Prior year amounts have been reclassified to conform to current segment reporting.
(2) Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at February 28, 2022. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at February 28, 2022.

We recognized $35.0 million and $33.6 million during the three months ended February 28, 2022 and 2021, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $3.5 million and $2.9 million during the three months ended February 28, 2022 and 2021, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

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

We had receivables related to revenues from contracts with customers of $290.8 million and $298.7 million at February 28, 2022 and November 30, 2021, respectively, and we had contract assets related to revenues from contracts with customers of $21.0 million and $25.2 million at February 28, 2022 and November 30, 2021, respectively. We had no significant impairments related to these receivables or contract assets during the three months ended February 28, 2022 and 2021.

Our deferred revenue primarily includes deferred revenue related to our real estate operations and retainer and milestone fees received in investment banking advisory engagements where the performance obligations have not yet been satisfied. Deferred revenues were $30.5 million and $49.7 million at February 28, 2022 and November 30, 2021, respectively, which are recorded in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended February 28, 2022, we recognized $18.0 million of deferred revenue from the balance at November 30, 2021. During the three months ended February 28, 2021, we recognized $6.9 million of deferred revenue from the balance at November 30, 2020.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At February 28, 2022 and November 30, 2021, capitalized costs to fulfill a contract were $1.1 million and $1.6 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $1.0 million and $1.2 million during the three months ended February 28, 2022 and 2021, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended February 28, 2022 and 2021.

Note 16.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions was $446.9 million (including $101.0 million for interest) at February 28, 2022, of which $287.1 million related to Jefferies Group, and was $436.9 million (including $97.9 million for interest) at November 30, 2021, of which $273.2 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The net deferred tax asset was $382.7 million and $327.5 million at February 28, 2022 and November 30, 2021, respectively. The deferred tax asset is predominately attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the largest component of which relates to compensation and benefits. The deferred tax asset is included in Other assets in the Consolidated Statements of Financial Condition.

We are currently under examination by a number of taxing jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs.

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2018
New York State	2001
New York City	2006
United Kingdom	2020
Hong Kong	2015
Germany	2017

Our provision for income taxes for the three months ended February 28, 2022 was $64.4 million, representing an effective tax rate of 16.4%. The provision for income taxes for the three months ended February 28, 2022 includes the recognition of an excess tax benefit relating to the conversion of RSUs to common shares. Our provision for income taxes for the three months ended February 28, 2021 was $218.2 million, representing an effective tax rate of 27.3%.

Note 17.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended February 28,
	2022	2021
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$327,447	$582,435
Allocation of earnings to participating securities (1)	(1,976)	(3,216)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	325,471	579,219
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	39	42
Mandatorily redeemable convertible preferred share dividends	2,070	1,626
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$327,580	$580,887

Denominator for earnings per share:
Weighted average common shares outstanding	241,963	249,352
Weighted average shares of restricted stock outstanding with future service required	(1,557)	(1,461)
Weighted average RSUs outstanding with no future service required	17,146	18,495
Denominator for basic earnings per share – weighted average shares	257,552	266,386
Stock options and other share based awards	1,892	208
Senior executive compensation plan awards	2,686	1,846
Mandatorily redeemable convertible preferred shares	4,441	4,441
Denominator for diluted earnings per share	266,571	272,881

(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 1,571,000 and 1,482,000 for the three months ended February 28, 2022 and 2021, respectively. Dividends declared on participating securities were not material during the three months ended February 28, 2022 and 2021. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2022, the Board of Directors increased the share repurchase authorization by $87.5 million. During the first quarter of 2022, we purchased a total of 10,038,189 of our common shares for $364.2 million, or an average price of $36.28 per share, including 6,848,095 of our common shares in the open market for $250.0 million under our current Board of Director authorization, and 3,190,094 shares of our common stock for $114.2 million in connection with net-share settlements under our equity compensation plan. At February 28, 2022, we had no remaining authorization of future repurchases. In March 2022, the Board of Directors increased the share repurchase authorization back up to $250.0 million.

Note 18.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities at February 28, 2022 (in millions):

	Expected Maturity Date (Fiscal Years)
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Maximum Payout
Equity commitments (1)	$93.8	$27.3	$2.7	$5.2	$35.2	$164.2
Loan commitments (1)	—	275.3	—	60.0	—	335.3
Underwriting commitments	116.9	—	—	—	—	116.9
Forward starting reverse repos (2)	9,616.7	—	—	—	—	9,616.7
Forward starting repos (2)	6,215.0	—	—	—	—	6,215.0
Other unfunded commitments (1)	25.0	477.0	5.4	—	—	507.4
Total	$16,067.4	$779.6	$8.1	$65.2	$35.2	$16,955.5

(1)Equity commitments, loan commitments and other unfunded commitments are generally presented by contractual maturity date. The amounts are however mostly available on demand.
(2)At February 28, 2022, $9.58 billion within forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At February 28, 2022, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.7 million.

See Note 8 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, at February 28, 2022, we had other outstanding equity commitments to invest up to $71.8 million in the Oak Hill entities and $66.3 million in various other investments.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 28, 2022, we had $85.3 million of outstanding loan commitments to clients.

Loan commitments outstanding at February 28, 2022 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At February 28, 2022, $0.0 million of Jefferies Group's $250.0 million commitment was funded.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of February 28, 2022 (in millions):

	Expected Maturity Date (Fiscal Years)
Guarantee Type	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$13,370.4	$8,083.3	$6,874.9	$1,621.7	$—	$29,950.3
Written derivative contracts – credit related	—	—	0.2	—	—	0.2
Total derivative contracts	$13,370.4	$8,083.3	$6,875.1	$1,621.7	$—	$29,950.5

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2022, the fair value of derivative contracts meeting the definition of a guarantee is approximately $398.1 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At February 28, 2022, the aggregate amount of commercial paper outstanding was $1.47 billion.

HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At February 28, 2022, the aggregate amount of infrastructure improvement bonds outstanding was $75.7 million.
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
Standby Letters of Credit.  At February 28, 2022, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $6.7 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.

Note 19.  Net Capital Requirements

Jefferies LLC operates as a broker-dealer registered with the U.S. Securities and Exchange Commission ("SEC") and a member firm of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association ("NFA") is the designated self-regulatory organization for Jefferies LLC as an FCM.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Jefferies Financial Services, Inc. ("JFSI"), a registered swap dealer, is subject to the CFTC's regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI is registered as a security-based swap dealer with the SEC and is subject to the SEC's security-based swap dealer regulatory rules. Further, JFSI is approved by the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC's net capital requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the NFA, as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.

Jefferies LLC's net capital and excess net capital at February 28, 2022 were $1.79 billion and $1.68 billion, respectively. JFSI's net capital and excess net capital at February 28, 2022 were $427.6 million and $407.6 million, respectively.
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

Note 20.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	February 28, 2022		November 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$836,151	$868,717	$835,009	$866,163

Financial Liabilities:
Short-term borrowings (2)	$467,853	$467,853	$221,863	$221,863
Long-term debt (3)	7,133,869	7,543,237	7,282,147	8,004,211

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

Note 21.  Related Party Transactions

Jefferies Capital Partners Related Funds. Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at February 28, 2022 and November 30, 2021 are Jefferies Group's equity investments in Private Equity Related Funds of $26.2 million and $27.1 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $0.9 million and $(0.5) million for the three months ended February 28, 2022 and 2021, respectively, were recorded in Principal transactions revenues. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 7 and 18.

Berkadia Commercial Mortgage, LLC. At February 28, 2022 and November 30, 2021, Jefferies Group has commitments to purchase $431.0 million and $425.6 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

Asset Management Investments. Through Jefferies Group, we have entered into an investment management agreement whereby Monashee provides asset management services to us for certain separately managed accounts. Our net investment balance in the separately managed accounts was $8.0 million and $13.6 million at February 28, 2022 and November 30, 2021, respectively.

We own limited partnership interests in certain Oak Hill managed funds of $4.1 million and $6.0 million at February 28, 2022 and November 30, 2021, respectively, which are measured at the NAV of the funds and included within Financial instruments owned, at fair value, in the Consolidated Statements of Financial Condition.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $0.6 million and $0.7 million at February 28, 2022 and November 30, 2021, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.

Officers, Directors and Employees. We had $20.9 million and $23.1 million of loans outstanding to certain officers and employees (none of whom are an executive officer or director of the Company) at February 28, 2022 and November 30, 2021, respectively. Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

Note 22.  Segment Information
We are engaged in investment banking and capital markets and asset management. We also own a legacy portfolio of businesses and investments that we historically denominated as our "Merchant Banking" business.
On December 1, 2021, we made a $477 million contribution of net assets, including both Merchant Banking and Asset Management investments, to Jefferies Group. The transferred Merchant Banking investments are now being managed by a different management team, while the Asset Management investments continue to be managed by the co-Presidents of Asset Management who oversee all asset management activities across the Company. As a result, we transferred $194 million of net assets out of our Merchant Banking segment: $139 million of these net assets, including $48 million of net assets relating to Foursight, were transferred into our Investment Banking and Capital Markets segment; the remaining $55 million of net assets transferred are now managed by the co-Presidents of Asset Management and are included in our Asset Management segment. Prior year amounts have been reclassified to conform to current segment reporting.
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
Corporate assets primarily consist of cash and cash equivalents. Corporate revenues primarily include interest income.

Certain information concerning our segments is presented in the following table (in thousands):

	For the Three Months Ended February 28,
	2022	2021
Net revenues:
Reportable Segments:
Investment Banking and Capital Markets	$1,481,818	$1,987,496
Asset Management	59,956	229,202
Merchant Banking	189,535	267,004
Corporate	746	590
Total net revenues related to reportable segments	1,732,055	2,484,292
Reconciling items - Consolidation adjustments	(140)	2,650
Total consolidated revenues	$1,731,915	$2,486,942

Income (loss) before income taxes:
Reportable Segments:
Investment Banking and Capital Markets	$420,885	$556,231
Asset Management	16,009	183,932
Merchant Banking	(24,407)	92,202
Corporate	(11,764)	(20,477)
Income before income taxes related to reportable segments	400,723	811,888
Reconciling items - Parent Company interest	(8,391)	(13,902)
Reconciling items - Consolidation adjustments	—	2,799
Total consolidated income before income taxes	$392,332	$800,785

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking and Capital Markets	$23,555	$20,710
Asset Management	362	479
Merchant Banking	21,596	16,714
Corporate	424	864
Total consolidated depreciation and amortization expenses	$45,937	$38,767

	February 28, 2022	November 30, 2021
Identifiable Assets Employed:
Reportable Segments:
Investment Banking and Capital Markets	$52,646,088	$52,903,374
Asset Management	3,312,921	3,205,799
Merchant Banking	2,277,138	2,263,050
Corporate	2,215,945	2,432,927
Identifiable assets related to reportable segments	60,452,092	60,805,150
Reconciling items - Consolidation adjustments	(415,641)	(401,040)
Total consolidated assets	$60,036,451	$60,404,110

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended February 28, 2022 and 2021, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($8.4 million and $13.9 million, respectively) and Merchant Banking ($0.7 million and $0.9 million, respectively). Additionally, for the three months ended February 28, 2021, interest expense classified as a component of Expenses in the Investment Banking and Capital Markets reportable segment includes $5.6 million related to Foursight.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this report may contain forward-looking statements. See "Cautionary Statement for Forward-Looking Information" below. The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and the description of our businesses included in our Annual Report on Form 10-K for the year ended November 30, 2021 (the "2021 10-K").

Results of Operations
We are engaged in investment banking and capital markets and asset management, and own a legacy portfolio of businesses and investments that we have historically denominated as our "Merchant Banking" business. On December 1, 2021, we made a $477 million contribution of net assets, including both Merchant Banking and Asset Management investments, to Jefferies Group. The transferred Merchant Banking investments are now being managed by a different management team, while the Asset Management investments continue to be managed by the co-Presidents of Asset Management who oversee all asset management activities across the Company. As a result, we transferred $194 million of net assets out of our Merchant Banking segment: $139 million of these net assets, including $48 million of net assets relating to Foursight Capital LLC ("Foursight"), were transferred into our Investment Banking and Capital Markets segment; the remaining $55 million of net assets transferred are now managed by the co-Presidents of Asset Management and are included in our Asset Management segment. Prior year amounts have been reclassified to conform to current segment reporting. The following tables present a summary of our financial results.

A summary of results of operations for the first quarter of 2022 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,481,818	$59,956	$189,535	$746	$—	$(140)	$1,731,915

Expenses:
Cost of sales	—	—	95,671	—	—	—	95,671
Compensation and benefits	724,276	19,936	39,323	6,149	—	—	789,684
Non-compensation expenses:
Floor brokerage and clearing fees	72,166	11,795	—	—	—	—	83,961
Selling, general and other expenses	240,936	11,854	26,670	5,937	—	(140)	285,257
Interest expense	—	—	697	—	8,391	—	9,088
Depreciation and amortization	23,555	362	21,596	424	—	—	45,937
Total non-compensation expenses	336,657	24,011	48,963	6,361	8,391	(140)	424,243
Total expenses	1,060,933	43,947	183,957	12,510	8,391	(140)	1,309,598
Income (loss) before income taxes and loss related to associated companies	420,885	16,009	5,578	(11,764)	(8,391)	—	422,317
Loss related to associated companies	—	—	(29,985)	—	—	—	(29,985)
Income (loss) before income taxes	$420,885	$16,009	$(24,407)	$(11,764)	$(8,391)	$—	392,332
Income tax provision							64,357
Net income							$327,975

A summary of results for the first quarter of 2021 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,987,496	$229,202	$267,004	$590	$—	$2,650	$2,486,942

Expenses:
Cost of sales	—	—	95,559	—	—	—	95,559
Compensation and benefits	1,109,695	22,785	24,529	15,534	—	—	1,172,543
Non-compensation expenses:
Floor brokerage and clearing fees	66,574	9,842	—	—	—	—	76,416
Selling, general and other expenses	228,733	12,164	26,520	4,669	—	(149)	271,937
Interest expense (1)	5,553	—	912	—	13,902	—	20,367
Depreciation and amortization	20,710	479	16,714	864	—	—	38,767
Total non-compensation expenses	321,570	22,485	44,146	5,533	13,902	(149)	407,487
Total expenses	1,431,265	45,270	164,234	21,067	13,902	(149)	1,675,589
Income (loss) before income taxes and loss related to associated companies	556,231	183,932	102,770	(20,477)	(13,902)	2,799	811,353
Loss related to associated companies	—	—	(10,568)	—	—	—	(10,568)
Income (loss) before income taxes	$556,231	$183,932	$92,202	$(20,477)	$(13,902)	$2,799	800,785
Income tax provision							218,236
Net income							$582,549

(1)    Interest expense within Investment Banking and Capital Markets relates to Foursight and interest expense within Merchant Banking relates to Vitesse Energy, LLC ("Vitesse Energy") for the first quarter of 2021.

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

Our financial results for the first quarter of 2022 were impacted by:

•Investment Banking and Capital Markets net revenues of $1.48 billion:
◦Investment Banking net revenues of $1.00 billion, including advisory net revenues of $543.8 million, equity underwriting net revenues of $156.1 million and debt underwriting net revenues of $245.2 million;
◦Combined Capital Markets net revenues of $479.8 million, including equities net revenues of $277.0 million and fixed income net revenues of $202.8 million;
•Asset Management revenues (before allocated net interest) of $74.0 million; and
•Pre-tax loss of $24.4 million related to our Merchant Banking businesses reflecting:
◦Strong results at Idaho Timber;
◦Unrealized hedging losses at Vitesse; and
◦Mark-to-market declines in the value of several of our investments in public companies.

Our financial results for the first quarter of 2021 were impacted by:

•Investment Banking and Capital Markets net revenues of $1.99 billion:
◦Investment banking net revenues of $1.09 billion, including advisory net revenues of $311.4 million, equity underwriting net revenues of $494.8 million and debt underwriting net revenues of $197.4 million;
◦Combined capital markets net revenues of $894.4 million, including equities net revenues of $531.0 million and fixed income net revenues of $363.4 million;
•Asset Management revenues (before allocated net interest) of $239.6 million; and
•Pre-tax income of $92.2 million related to our Merchant Banking businesses reflecting strong results from Idaho Timber and mark-to-market increases in the value of several of our investments in public and private companies.

Investment Banking and Capital Markets

A summary of results of operations for our Investment Banking and Capital Markets segment is as follows (in thousands):

	For the Three Months Ended February 28,
	2022	2021

Net revenues	$1,481,818	$1,987,496

Expenses:
Compensation and benefits	724,276	1,109,695
Non-compensation expenses:
Floor brokerage and clearing fees	72,166	66,574
Selling, general and other expenses	240,936	228,733
Interest expense	—	5,553
Depreciation and amortization	23,555	20,710
Total non-compensation expenses	336,657	321,570
Total expenses	1,060,933	1,431,265
Income before income taxes	$420,885	$556,231

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

Revenues by Source

Net revenues presented for our Investment Banking and Capital Markets reportable segment include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs. We have made a change to the presentation of our “Revenues by Source” to present Jefferies Group's share of the net earnings of Berkadia Commercial Mortgage Holding LLC ("Berkadia") within Other investment banking net revenues, which was previously presented within the Other business category. We believe that this change to our revenue reporting better aligns with management's current view of our business activities related to commercial real estate investment banking and management reporting. Previously reported results are presented on a comparable basis.

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended February 28,
	2022	2021

Advisory	$543,769	$311,439

Equity underwriting	156,100	494,806
Debt underwriting	245,179	197,367
Total underwriting	401,279	692,173

Other investment banking	58,134	83,022
Total investment banking	1,003,182	1,086,634

Equities	277,047	531,016
Fixed income	202,800	363,359
Total capital markets	479,847	894,375

Other	(1,211)	6,487
Total Investment Banking and Capital Markets (1)	$1,481,818	$1,987,496

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
•    underwriting services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-backed and asset-backed securities, and equity and equity-linked securities and loan syndication;
•    our 50% share of net earnings from Jefferies Group's corporate lending joint venture, Jefferies Finance LLC ("Jefferies Finance");
•    our 45% share of net earnings from Jefferies Group's commercial real estate joint venture, Berkadia;
•    the results of operations of Foursight, Jefferies Group's wholly-owned subsidiary engaged in the lending and servicing of automobile loans; and
•    securities and loans received or acquired in connection with our investment banking activities.

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed		Aggregate Value
	For the Three Months Ended February 28,		For the Three Months Ended February 28,
	2022	2021	2022	2021

Advisory transactions	132	65	$138.8	$82.2
Public and private equity and convertible offerings	47	116	$12.1	$43.8
Public and private debt financings	176	163	$88.1	$76.7

Investment banking revenues for the first quarter of 2022 were $1.00 billion, compared with $1.09 billion for the first quarter of 2021, reflecting higher revenues in mergers and acquisitions and debt underwriting, more than offset by lower revenues in equity underwriting.

Our advisory revenues were $543.8 million for the first quarter of 2022, up $232.3 million, or 74.6% higher than the prior year comparable quarter, as activity in the mergers and acquisitions markets remained strong and the number of our completed transactions continued to increase.

Total underwriting revenues for the first quarter of 2022 were $401.3 million, a decrease of 42.0%, from $692.2 million in the prior year comparable quarter, reflecting lower net revenues of $156.1 million in equity underwriting, partially offset by strong quarterly net revenues of $245.2 million in debt underwriting. The decline in our equity underwriting net revenues was consistent with the substantial reduction in industry-wide deal activity, including a slowdown in Special Purpose Acquisition Companies ("SPACs") transactions as compared with the prior year comparable quarter.

Other investment banking revenues were $58.1 million for the first quarter of 2022, compared with net revenues $83.0 million for the first quarter of 2021. Other investment banking revenues during the first quarter of 2022 include net revenues of $19.0 million from our share of the net earnings of our Jefferies Finance joint venture, compared with net revenues of $27.6 million in the prior year comparable quarter. Results in the current year quarter also include net revenues of $38.9 million due to our share of the net income of Berkadia compared with net revenues of $30.0 million from Berkadia in the prior year comparable quarter, primarily due to increased mortgage origination at Berkadia. Revenues from our share of the net earnings of Jefferies Finance and Berkadia are partially offset by allocated interest expense associated with the investments in Jefferies Finance and Berkadia. In addition, our other investment banking results for the first quarter of 2022 include net revenues of $21.8 million from Foursight, compared with net revenues of $22.3 million in the prior year comparable quarter. Other investment banking net revenues also include net mark-to-market losses of $13.7 million related to certain investments compared with net mark-to-market gains of $8.5 million in the prior year comparable quarter.

At February 28, 2022, the new issue markets are somewhat sluggish and while Jefferies Group's investment banking backlog remains strong, its realization of this backlog is sensitive to market conditions. As an indicator of net revenues in a given future period, backlog is subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in our backlog may be completed, and expected transactions may be modified or cancelled.

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

Total equities net revenues were $277.0 million for the first quarter of 2022, compared with $531.0 million for the first quarter of 2021, which included all-time record results in predominately all our equities businesses and across each of our regions.

Results in Jefferies Group's global cash equities business reflected lower client activity across regions versus strong market volumes in the prior year comparable quarter. The prior year comparable quarter also benefited from trading opportunities related to SPACs. Jefferies Group's global convertibles business also had lower revenues primarily driven by weaker equity markets and widening credit spreads compared to a strong issuance market in the prior year comparable quarter.
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

Fixed income net revenues totaled $202.8 million for the first quarter of 2022, a decrease of 44.2% from net revenues of $363.4 million for the first quarter of 2021, primarily due to lower trading volumes in the face of inflation concerns and interest rate uncertainty and a reduction in investor demand for securitized products. The prior year comparable quarter results were reflective of particularly strong client activity and robust revenues from high levels of volatility.

Results across most of Jefferies Group's credit franchise and emerging markets business were lower on a slowdown in trading opportunities, as results in the prior year comparable quarter reflected robust revenues across regions and products, due to increased client trading activity. Additionally, trading conditions were difficult for municipal securities as compared to strong results in the prior year comparable quarter.

The lower results were partially offset by higher revenues in Jefferies Group's global rates businesses due to an increase in trading opportunities, as increased inflation expectations drove an increase in rates during the current year quarter.

Other

Other is comprised of revenues from:
•principal investments in private equity and hedge funds managed by third-parties, which are not part of our asset management platform and other strategic investment positions; and
• investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expenses).

Our other net revenues were a loss of $1.2 million for the first quarter of 2022, a decrease of $7.7 million compared with net revenues of $6.5 million for the first quarter of 2021.

Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation and share-based awards and the amortization of share-based and cash compensation awards to employees. Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a such awards granted at year end as part of annual compensation is recorded during the year of the award. Compensation and benefits expense also includes amortization expense related to awards granted where vesting is contingent on future service. In addition, the awards to our Chief Executive Officer and President contain market and performance conditions and the awards are amortized over their service periods.
The following table provides a summary of compensation and benefits expense (in thousands):

	For the Three Months Ended February 28,
	2022	2021

Compensation expense without future service requirements	$686,114	$1,068,393
Amortization of share-based and cash-based awards	38,162	41,302
Total Compensation and benefits expense	$724,276	$1,109,695

Compensation and benefits expense as a percentage of Net revenues	48.9%	55.8%

A significant portion of compensation expense is highly variable with net revenues. Compensation and benefits expense decreased, consistent with the decrease in net revenues. Amortization of share-based and cash-based awards decreased in the first quarter of 2022 as compared to the same period in 2021 as a result of the accelerated amortization recognized in the year ended November 30, 2021 of certain cash-based awards that had been granted during previous years, which were amended to remove any service requirements for vesting in the awards.

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
Non-compensation expenses were $336.7 million for the first quarter of 2022, an increase of $15.1 million, compared with $321.6 million in the first quarter of 2021. Non-compensation expenses as a percentage of Investment Banking and Capital Markets net revenues were 22.7% and 16.2% for the first quarter of 2022 and 2021, respectively.
The increase is primarily due to higher technology and communication expenses related to the development of various trading and management systems and increased market data costs, higher business development expenses as business travel and events increased from the prior year comparable quarter which was substantially curtailed due to COVID-19 and higher other expenses. This increase was partially offset by lower underwriting costs due to a decrease in the volume of investment banking transactions.
Asset Management
Our asset management business is a diversified alternative asset management platform offering institutional clients an innovative range of investment strategies directly and through our affiliated asset managers. We provide certain of our affiliated asset managers to our fully integrated global operational infrastructure and support. This may include strategy and product development, daily operations and finance-related activities, compliance, legal and human resources support, as well as marketing business development.
A summary of results of operations for our Asset Management segment is as follows (in thousands):

	For the Three Months Ended February 28,
	2022	2021

Net revenues	$59,956	$229,202

Expenses:
Compensation and benefits	19,936	22,785
Non-compensation expenses:
Floor brokerage and clearing fees	11,795	9,842
Selling, general and other expenses	11,854	12,164
Depreciation and amortization	362	479
Total non-compensation expenses	24,011	22,485
Total expenses	43,947	45,270
Income before income taxes	$16,009	$183,932
Revenues
Asset management net revenues include the following:
•    Total asset management fees: management and performance fees from funds and accounts managed by us;
•     Revenue from arrangements with strategic affiliates: revenues from affiliated asset managers where we are entitled to portions of their revenues and/or profits, as well as earnings on our ownership interests in our affiliated asset managers;
•    Investment return: this includes investment income from capital invested in and managed by us and our affiliated asset managers; and
•    Alternative investing activities across a range of sectors.

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

The following summarizes the results of our Asset Management businesses revenues by asset class (in thousands):

	For the Three Months Ended February 28,
	2022	2021
Asset management fees:
Equities	$5,290	$4,999
Multi-asset	7,279	2,427
Total asset management fees	12,569	7,426

Revenues from arrangements with strategic affiliates (1)	31,933	58,883
Total asset management fees and revenues	44,502	66,309

Investment return (2)	29,530	173,292
Allocated net interest (2)	(14,076)	(10,399)
Total Asset Management	$59,956	$229,202

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

Asset management net revenues for the first quarter of 2022 were $60.0 million, compared to $229.2 million recorded in the first quarter of 2021. Total asset management fees and revenues for the first quarter of 2022 were $44.5 million, compared with $66.3 million in the prior year comparable quarter. The decrease was due to a decrease in performance and similar fees and revenues earned directly or through our strategic affiliates, partially offset by higher asset management fees on funds managed by us.

Our investment return for the first quarter of 2022 was $29.5 million, compared with $173.3 million for the prior year comparable quarter, as our strategies were significantly impacted by a difficult environment for long/short equity funds, multi-strategy funds and energy funds and lower performance by strategies that had very strong returns during the prior year comparable quarter. Results in the current year quarter also include allocated net interest expenses of $14.1 million, compared with $10.4 million in the prior year comparable quarter.

Assets Under Management

The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.

Assets under management by predominant asset class were as follows (in millions):

	February 28, 2022	November 30, 2021
Assets under management:
Equities	$355	$349
Multi-asset	637	482
Total	$992	$831

Change in assets under management were as follows (in millions):

	For the Three Months Ended February 28,
	2022	2021

Balance, beginning of period	$831	$774
Net cash flow in (out)	157	(34)
Net market appreciation	4	33
Balance, end of period	$992	$773

The change in assets under management during the first quarter of 2022 is primarily due to new subscriptions and investments from third-parties. The change in assets under management during the first quarter of 2021 is primarily due to the redemption from certain funds offset by market appreciation during the period.

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

	February 28, 2022	November 30, 2021

Jefferies Financial Group Inc., as manager:
Fund investments (1)	$182,990	$221,359
Separately managed accounts (2)	241,237	251,665
Total	424,227	473,024

Third-party, as manager:
Fund investments (1)	1,001,126	831,508
Separately managed accounts (2)	222,538	368,377
Investments in asset managers	223,928	222,661
Total	1,447,592	1,422,546
Total asset management investments	$1,871,819	$1,895,570

(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund, and accordingly, the assets and liabilities of the fund are included in the representative line items in the consolidated financial statements. At February 28, 2022 and November 30, 2021, $70.1 million and $76.5 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented in the Consolidated Statements of Financial Condition within each respective line item.
Collectively, we and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $23.6 billion and $23.6 billion at February 28, 2022 and November 30, 2021, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:

•$20.0 billion and $20.1 billion as of February 28, 2022 and November 30, 2021, respectively - This includes the assets under management raised by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement. In some instances, due to the timing of payments and crystallization of profits or revenue, the revenue related to these relationships will generally be realized and recognized once per year at the calendar year-end (during our first fiscal quarter).
•$2.6 billion and $2.6 billion as of February 28, 2022 and November 30, 2021, respectively - Net asset values of investments made by us in funds or separately managed accounts. We invest in certain strategies using our own capital often before opening a strategy to outside capital. This net asset value includes our seed capital of $1.7 billion and $1.6 billion as of February 28, 2022 and November 30, 2021, respectively, in addition to amounts financed of $0.9 billion and $1.0 billion as of February 28, 2022 and November 30, 2021, respectively, invested in funds and separately managed accounts that are managed by us and our affiliated asset managers.
•$1.0 billion and $0.8 billion as of February 28, 2022 and November 30, 2021, respectively - This includes third-party investments actively managed by wholly-owned managers.

Merchant Banking

A summary of results for our Merchant Banking segment is as follows (in thousands):

	For the Three Months Ended February 28,
	2022	2021

Net revenues	$189,535	$267,004

Expenses:
Cost of sales	95,671	95,559
Compensation and benefits	39,323	24,529
Non-compensation expenses:
Selling, general and other expenses	26,670	26,520
Interest expense	697	912
Depreciation and amortization	21,596	16,714
Total non-compensation expenses	48,963	44,146
Total expenses	183,957	164,234
Income before income taxes and loss related to associated companies	5,578	102,770
Loss related to associated companies	(29,985)	(10,568)
Income (loss) before income taxes	$(24,407)	$92,202

The decrease in Net revenues in the first quarter of 2022 as compared to the first quarter of 2021 is primarily due to mark-to-market declines in the value of several of our investments in public companies, partially offset by revenue increases in some of our consolidated investments. The increase in Compensation and benefits expense in the first quarter of 2022 as compared to the first quarter of 2021 primarily relates to certain fair value based compensation arrangements within some of our consolidated investments.

A summary of results for Merchant Banking by source is as follows (in thousands):

	Revenues	Expenses	Loss related to Associated Companies	Income (Loss) before Income Taxes

For the three months ended February 28, 2022
Oil and gas	$25,485	$47,740	$—	$(22,255)
Idaho Timber	141,108	96,924	—	44,184
Real estate	25,365	16,753	2,000	10,612
Other	(2,423)	22,540	(31,985)	(56,948)
Total	$189,535	$183,957	$(29,985)	$(24,407)

For the three months ended February 28, 2021
Oil and gas	$13,318	$34,247	$—	$(20,929)
Idaho Timber	137,892	99,593	—	38,299
Real estate	11,672	14,291	6,051	3,432
Other	104,122	16,103	(16,619)	71,400
Total	$267,004	$164,234	$(10,568)	$92,202

Oil and Gas

Production revenue of $49.4 million in the first quarter of 2022 was higher than the $35.3 million in the first quarter of 2021, due to higher oil and gas prices, in part due to geopolitical issues, and slightly higher volumes due to fewer inactive wells. Production revenues include sales of oil and gas, as well as realized gains and losses related to oil hedges. The total impact of realized and unrealized hedging losses were $32.5 million in the first quarter of 2022 and $19.2 million in the first quarter of 2021. Total expenses increased during the first quarter of 2022 as compared to the first quarter of 2021, reflecting higher compensation, depreciation and operating expenses.

For the first quarter of 2022, about 58% of oil production was hedged at a weighted average price of about $59/barrel. For the remainder of 2022, about 46% of expected oil production is hedged at a weighted average price of about $61/barrel. For 2023, we have about 27% of expected oil production hedged at a weighted average price of about $77/barrel. Because these hedging arrangements are not eligible for hedge accounting, it is difficult to align the impact of the hedging by quarter, with the earning of revenues for which the hedges were designed. Hedging gains and losses during the current quarter reflect changes in the value of hedges which expire at varying dates through 2024.
Idaho Timber
Net revenues increased in the first quarter of 2022 as compared to the same period in 2021, primarily due to an increase in the average selling price of 18%, partially offset by a decrease in shipments of 13%. The decrease in total expenses for Idaho Timber in the first quarter of 2022 as compared to the same period in 2021 primarily reflects lower cost of sales slightly offset by increased compensation expense.
Real Estate

The increase in real estate revenues and expenses in the first quarter of 2022 as compared to the same period in 2021 primarily reflects increased sales of properties and the related cost of sales.

Other

Other revenues reflect realized and unrealized gains (losses) on financial instruments owned, which are held at fair value, of $(12.8) million and $95.9 million for the first quarter of 2022 and 2021, respectively. The gains (losses) on financial instruments owned include mark-to-market changes in the value of our investments in public companies of $(16.1) million and $84.3 million for the first quarter of 2022 and 2021, respectively.

Corporate

A summary of results of operations for our Corporate segment is as follows (in thousands):

	For the Three Months Ended February 28,
	2022	2021

Net revenues	$746	$590

Expenses:
Compensation and benefits	6,149	15,534
Non-compensation expenses:
Selling, general and other expenses	5,937	4,669
Depreciation and amortization	424	864
Total non-compensation expenses	6,361	5,533
Total expenses	12,510	21,067
Loss before income taxes	$(11,764)	$(20,477)

Compensation and benefits expense is lower in the first quarter of 2022 due to results reflecting a more normalized operating environment, as well as a meaningful reduction in expense related to share-based awards that impacted the first quarter of 2021. Total expenses include share-based compensation expense of $1.2 million and $9.1 million for the first quarter of 2022 and 2021, respectively, including $7.0 million in the first quarter of 2021 related to the full fair value of certain share-based grants made during 2021, which were fully vested upon grant.
Parent Company Interest

Parent company interest expense totaled $8.4 million and $13.9 million for the first quarter of 2022 and 2021, respectively. The decrease in interest expense in the first quarter of 2022, is a result of the repurchase in the fourth quarter of 2021 of $308.3 million principal amount of our 5.50% Senior Notes due October 18, 2023. Interest expense may also fluctuate due to capitalization of interest.

Income Taxes

Our provision for income taxes was $64.4 million for the first quarter of 2022, representing an effective tax rate of 16.4%. For the first quarter of 2021, our provision for income taxes was $218.2 million, representing an effective tax rate of 27.3%. The decrease in the effective tax rate for the first quarter of 2022, as compared to the first quarter of 2021, is primarily due to the recognition of an excess tax benefit related to the conversion of restricted stock units to common shares. The increase in share price from the time of the restricted stock unit grants to the time of these conversions generated excess tax deductions, reducing our tax rate for the period of the conversions.

Selected Statement of Financial Condition Data
On December 1, 2021, we made a $477 million contribution of net assets, including both Merchant Banking and Asset Management investments, to Jefferies Group. The transferred Merchant Banking investments are now being managed by a different management team, while the Asset Management investments continue to be managed by the co-Presidents of Asset Management who oversee all asset management activities across the Company. As a result, we transferred $194 million of net assets out of our Merchant Banking segment: $139 million of these net assets, including $48 million of net assets relating to Foursight Capital LLC ("Foursight"), were transferred into our Investment Banking and Capital Markets segment; the remaining $55 million of net assets transferred are now managed by the co-Presidents of Asset Management and are included in our Asset Management segment. Prior year amounts have been reclassified to conform to current segment reporting.
The tables below reconcile the balance sheet for each of our segments to our consolidated balance sheet (in thousands):

	February 28, 2022
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$6,714,524	$5,124	$145,714	$1,635,420	$—	$8,500,782
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	838,092	—	—	—	—	838,092
Financial instruments owned, at fair value	18,903,786	2,413,381	309,876	5,893	—	21,632,936
Loans to and investments in associated companies	1,223,852	189,529	390,016	—	—	1,803,397
Securities borrowed	7,110,757	—	—	—	—	7,110,757
Securities purchased under agreements to resell	6,472,270	84,943	—	—	—	6,557,213
Securities received as collateral, at fair value	973	—	—	—	—	973
Receivables	7,727,599	454,992	92,226	560	—	8,275,377
Property, equipment and leasehold improvements, net	874,818	2,279	23,798	8,670	—	909,565
Intangible assets, net and goodwill	1,705,594	143,305	45,822	—	—	1,894,721
Other assets	1,073,823	19,368	1,269,686	565,402	(415,641)	2,512,638
Total assets	52,646,088	3,312,921	2,277,138	2,215,945	(415,641)	60,036,451

Liabilities
Long-term debt (1) (2)	6,639,017	1,248,958	320,823	687,234	—	8,896,032
Other liabilities	39,169,158	1,075,254	285,806	337,896	(415,641)	40,452,473
Total liabilities	45,808,175	2,324,212	606,629	1,025,130	(415,641)	49,348,505

Redeemable noncontrolling interests	—	—	14,027	—	—	14,027
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	728	11,305	46,586	—	—	58,619
Total Jefferies Financial Group Inc. shareholders' equity	$6,837,185	$977,404	$1,609,896	$1,065,815	$—	$10,490,300

(1)    Jefferies Group long-term debt of $7.89 billion at February 28, 2022 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.
(2)    Long-term debt within Merchant Banking of $320.8 million at February 28, 2022, primarily includes $253.2 million for real estate businesses and $67.6 million for Vitesse Energy. At February 28, 2022, Vitesse Energy had $68.0 million drawn out of the maximum $140.0 million borrowing base on its credit facility. See Note 11 in our consolidated financial statements for additional information.

	November 30, 2021
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$8,813,434	$3,651	$146,577	$1,791,471	$—	$10,755,133
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,015,107	—	—	—	—	1,015,107
Financial instruments owned, at fair value	17,097,333	2,409,428	321,909	—	—	19,828,670
Loans to and investments in associated companies	1,150,782	193,800	401,208	—	—	1,745,790
Securities borrowed	6,409,420	—	—	—	—	6,409,420
Securities purchased under agreements to resell	7,618,652	23,832	—	—	—	7,642,484
Securities received as collateral, at fair value	7,289	—	—	—	—	7,289
Receivables	7,352,435	387,932	91,253	7,620	—	7,839,240
Property, equipment and leasehold improvements, net	870,512	6,319	25,082	9,317	—	911,230
Intangible assets, net and goodwill	1,707,807	143,304	46,389	—	—	1,897,500
Other assets	860,603	37,533	1,230,632	624,519	(401,040)	2,352,247
Total assets	52,903,374	3,205,799	2,263,050	2,432,927	(401,040)	60,404,110

Liabilities
Long-term debt (1) (2)	7,038,284	1,084,168	316,285	687,008	—	9,125,745
Other liabilities	39,295,448	1,089,863	249,417	314,637	(401,040)	40,548,325
Total liabilities	46,333,732	2,174,031	565,702	1,001,645	(401,040)	49,674,070

Redeemable noncontrolling interests	—	—	25,400	—	—	25,400
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	737	10,387	14,761	—	—	25,885
Total Jefferies Financial Group Inc. shareholders' equity	$6,568,905	$1,021,381	$1,657,187	$1,306,282	$—	$10,553,755

(1)    Jefferies Group long-term debt of $8.12 billion at November 30, 2021 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.
(2)    Long-term debt within Merchant Banking of $316.3 million at November 30, 2021, primarily includes $248.7 million for real estate businesses and $67.6 million for Vitesse Energy. At November 30, 2021, Vitesse Energy had $68.0 million drawn out of the maximum $140.0 million borrowing base on its credit facility. See Note 11 in our consolidated financial statements for additional information.

The table below presents our capital by significant business and investment (in thousands):

	February 28, 2022	November 30, 2021

Investment Banking and Capital Markets	$6,837,185	$6,568,905

Asset Management	977,404	1,021,381

Merchant Banking:
Oil and gas	465,703	510,798
Real estate	489,502	476,939
Linkem	110,807	133,778
FXCM	99,406	99,441
Idaho Timber	110,702	87,527
Investments in public companies	215,244	246,510
Other	118,532	102,194
Total Merchant Banking	1,609,896	1,657,187

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	1,065,815	1,306,282
Total Capital	$10,490,300	$10,553,755

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

•Within Asset Management, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. Asset Management offers institutional clients an innovative range of investment strategies through its affiliated managers.

•Merchant Banking:
◦Our oil and gas business primarily consists of Vitesse Energy. Vitesse Energy is our 97% owned consolidated subsidiary that acquires, invests and monetizes non-operated working interests and royalties predominantly in the Bakken Shale of the Williston Basin in North Dakota.
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
◦We own approximately 42% of the common shares of Linkem. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2026, redeemable preferred stock with a redemption value of $107.3 million at February 28, 2022 and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 57% of Linkem's common equity at February 28, 2022. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band. Linkem is upgrading its proprietary fixed wireless network to state-of-the-art 5G technology using its valuable nationwide 3.5GHz spectrum holdings. Linkem built its first 5G towers in late 2020 and commercially launched service in September 2021. It plans to rapidly increase its network coverage and service offerings over the coming years as it completes the upgrade to 5G, adds subscribers and leverages its network and spectrum assets. Linkem is accounted for under the equity method. In December 2021, Linkem announced an agreement to merge its customer-facing retail operations into Tiscali S.p.A., a public Italian telecommunications company. If the transaction is completed, Linkem will become the majority shareholder of Tiscali. The combined company would be the fifth-largest broadband operator in Italy, and the largest provider of ultrabroadband fiber-to-

the-home and fixed wireless access. Linkem's remaining infrastructure division would own the largest independent 5G network in Italy with an extensive spectrum portfolio offering fixed wireless, mobile, and private network services that support a wide variety of 5G applications to telecom carriers and other enterprise customers.
◦Our investment in FXCM and associated companies consists of a senior secured term loan due February 8, 2023 ($71.6 million principal outstanding at February 28, 2022), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity in FXCM. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.
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
Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time, total $1.83 billion at February 28, 2022 and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in the Consolidated Statement of Financial Condition as cash and cash equivalents and financial instruments owned, at fair value. At February 28, 2022, $1.41 billion of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.
During the first quarter of 2022, our parent company received cash distributions of $225.8 million from our subsidiary businesses, including $193.0 million from Jefferies Group.
Our current annual cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, aggregate approximately $383.0 million in the upcoming year. Dividends paid during the first quarter of 2022 of $72.3 million include quarterly dividends of $0.30 per share. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
For many years, we benefited from federal net operating loss carryovers ("NOLs") which substantially offset our federal cash tax requirements. As a result of full utilization of our federal NOLs and other tax attributes, we have been incurring and paying federal taxes since 2020.

Our primary long-term parent company cash requirement is our $691.7 million principal outstanding as of February 28, 2022 under our long-term debt, of which $441.7 million is due in 2023 and $250.0 million in 2043.
Shares Outstanding

During the first quarter of 2022, we purchased a total of 10,038,189 of our common shares for $364.2 million, or an average price of $36.28 per share, including 6,848,095 of our common shares in the open market for $250.0 million under our current Board of Director authorization, and 3,190,094 shares of our common stock for $114.2 million in connection with net-share settlements under our equity compensation plan. At February 28, 2022, we had no remaining authorization of future repurchases. In March 2022, the Board of Directors increased the share repurchase authorization back up to $250.0 million.
At February 28, 2022, we had outstanding 240,168,818 common shares, 17,554,000 share-based awards that do not require the holder to pay any exercise price and 5,063,000 stock options that require the holder to pay an average exercise price of $23.73 per share. The 17,554,000 share-based awards include the target number of shares that may be issued under the senior executive award plan. Additionally, we have mandatorily redeemable convertible preferred shares that are currently convertible into 4,440,863 common shares, at an effective conversion price of $28.15 per share. At February 28, 2022, the maximum potential increase to common shares outstanding resulting from these outstanding awards and the preferred shares is 27,058,000 (potentially an aggregate of 267,226,818 outstanding common shares if all awards and preferred shares become outstanding common shares).

Long-term Debt Ratings

From time to time in the past, we have accessed public and private credit markets and raised capital in underwritten bond financings. The funds raised have been used by us for general corporate purposes, including for our existing businesses and new investment opportunities. In addition, the ratings of Jefferies are a factor considered by rating agencies that rate the debt of our subsidiary companies, including Jefferies Group, whose access to external financing is important to its day to day operations. Ratings issued by bond rating agencies, subject to change at any time. Our long-term debt ratings at February 28, 2022 are as follows:

	Rating	Outlook
Moody's Investors Service	Baa2	Stable
Standard and Poor's	BBB	Stable
Fitch Ratings (1)	BBB	Positive

(1) On January 24, 2022, Fitch Ratings affirmed our rating of BBB and revised our rating outlook from stable to positive.

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

The following table provides a summary of our cash flows (in thousands):

	For the Three Months Ended February 28,
	2022	2021

Cash, cash equivalents and restricted cash at beginning of period	$11,828,304	$9,664,972
Net cash used for operating activities	(1,215,328)	(1,495,938)
Net cash used for investing activities	(105,078)	(32,340)
Net cash provided by (used for) financing activities	(1,083,380)	1,069,653
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(467)	3,886
Cash, cash equivalents and restricted cash at end of period	$9,424,051	$9,210,233

During the first quarter of 2022, net cash used for operating activities primarily reflects funds used by Jefferies Group of $1.18 billion.
During the first quarter of 2021, net cash used for operating activities primarily relates to funds used by Jefferies Group of $1.54 billion.
During the first quarter of 2022, net cash used for investing activities principally reflects $301.1 million of loans to and investments in associated companies and $259.2 million of capital distributions and loan repayments from associated companies.

During the first quarter of 2021, net cash used for investing activities principally reflects $914.5 million of loans to and investments in associated companies and $969.8 million of capital distributions and loan repayments from associated companies.
During the first quarter of 2022, net cash used for financing activities primarily relates to funds used by Jefferies Group of $711.0 million, including funds used for the repayment of debt of $737.6 million and payments on other secured financings of $934.0 million, offset by funds provided by the issuance of debt of $913.5 million. Additionally, funds used for financing activities includes funds used to repurchase common shares for treasury of $338.1 million and funds used to pay dividends of $72.3 million.
During the first quarter of 2021, net cash provided by financing activities primarily relates to funds provided by Jefferies Group of $1.20 billion, including funds provided by the issuance of debt of $378.0 million and proceeds from other secured financings of $1.03 billion, partially offset by funds used for the repayment of debt of $206.2 million. Additionally, funds provided by financing activities includes proceeds from other secured financings of $186.6 million at Foursight. This was partially offset by funds used to repurchase common shares for treasury of $130.1 million, funds used for the repayment of debt of $183.4 million at Foursight and funds used to pay dividends of $49.8 million.
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

At February 28, 2022, the Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 financial instruments owned, at fair value that are approximately 2.5% of total financial instruments owned, at fair value.

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

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended February 28, 2022	Year Ended November 30, 2021
Securities purchased under agreements to resell:
Period end	$6,557	$7,642
Month end average	8,048	9,425
Maximum month end	10,095	12,321

Securities sold under agreements to repurchase:
Period end	$8,934	$8,446
Month end average	13,115	11,515
Maximum month end	17,417	19,207

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

To ensure that inventory does not need to be liquidated in the event of a funding stress, we seek to maintain surplus cash capital. Jefferies Group's total long-term capital of $14.93 billion at February 28, 2022 exceeded its cash capital requirements.
Modeled Liquidity Outflow. Jefferies Group's businesses are diverse, and its liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity stress, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of Jefferies Group's policy to ensure it has sufficient funds to cover estimates of what may be needed in a liquidity stress, Jefferies Group holds more cash and unencumbered securities and has greater long-term debt balances than the businesses would otherwise require. As part of this estimation process, Jefferies Group calculates a Modeled Liquidity Outflow that could be experienced in a liquidity stress. Modeled Liquidity Outflow is based on a scenario that includes both a market-wide stress and firm-specific stress.
Based on the sources and uses of liquidity calculated under the Modeled Liquidity Outflow scenarios, Jefferies Group determines, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At February 28, 2022, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Modeled Liquidity Outflow. Jefferies Group regularly refines its model to reflect changes in market or economic conditions and the firm's business mix.
Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	February 28, 2022	Average Balance First Quarter 2022 (1)	November 30, 2021
Cash and cash equivalents:
Cash in banks	$1,950,784	$3,093,045	$1,888,693
Money market investments (2)	4,768,864	3,762,995	6,924,871
Total cash and cash equivalents	6,719,648	6,856,040	8,813,564

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,376,826	1,520,549	1,621,118
Other (4)	440,075	536,894	311,641
Total other sources	1,816,901	2,057,443	1,932,759
Total cash and cash equivalents and other liquidity sources	$8,536,549	$8,913,483	$10,746,323
(1)Average balances are calculated based on weekly balances.
(2)At February 28, 2022 and November 30, 2021, $4.75 billion and $6.91 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million at both February 28, 2022 and November 30, 2021 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended February 28, 2022 was $3.75 billion.
(3)Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, United Kingdom ("U.K."), Canada, Australia, Japan, Switzerland or the U.S.; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(4)Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from financial instruments owned that are currently not pledged after considering reasonable financing haircuts.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in Jefferies Group's trading accounts are actively traded and readily marketable. At February 28, 2022, repurchase financing can be readily obtained for 70.1% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies Group's financial instruments owned by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	February 28, 2022		November 30, 2021
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$3,126,673	$480,834	$2,635,956	$347,157
Corporate debt securities	2,933,603	38,136	2,943,135	31,935
U.S. government, agency and municipal securities	4,298,247	139,104	3,610,885	109,325
Other sovereign obligations	1,997,961	1,178,684	1,528,100	1,463,968
Agency mortgage-backed securities (1)	2,331,142	—	1,487,165	—
Loans and other receivables	261,704	—	132,989	—
Total	$14,949,330	$1,836,758	$12,338,230	$1,952,385

(1)Consists solely of agency mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae") and the Government National Mortgage Association ("Ginnie Mae").
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

Secured Financing

Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. At February 28, 2022, approximately 66.0% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. During the first quarter of 2022, an average of approximately 68.7% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately seven months at February 28, 2022.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At February 28, 2022, short-term borrowings, which must be repaid within one year or less totaled $467.9 million and include bank loans and overdrafts of $61.1 million, borrowings under revolving credit facilities of $400.0 million and floating rate puttable notes of $6.8 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $392.5 million for the first quarter of 2022.
Jefferies Group's borrowings under credit facilities contain certain covenants that, among other things, require it to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for its U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of its subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and Jefferies Group in reference to the bank's cost of funding. At February 28, 2022, Jefferies Group was in compliance with all covenants under these credit facilities.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for its inventory ("repurchase agreement financing program"). Jefferies Group also issues notes through SPEs collateralized by automobile loans. The notes issued under the program are presented within Other secured financings in the Consolidated Statements of Financial Condition. At February 28, 2022, the outstanding notes were $3.55 billion, bear interest at spreads over the London Interbank Offered Rate ("LIBOR") or as stated in agreements and mature from March 2022 to August 2029.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at February 28, 2022 is $7.89 billion.
During the first quarter of 2022, Jefferies Group's long-term debt decreased by $151.9 million, primarily due to fair value changes in its structured notes and decreases on its senior notes associated with interest rate swaps based on their designation as fair value hedges, partially offset by structured notes issuances, net of retirements, of approximately $71.2 million. At February 28, 2022, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at February 28, 2022 was $1.76 billion.

At February 28, 2022, Jefferies Group's borrowings under several credit facilities classified within Long-term debt in the Consolidated Statement of Financial Condition amounted to $958.2 million. Interest on these credit facilities is based on adjusted LIBOR rates or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require Jefferies Group to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of its subsidiaries. At February 28, 2022, Jefferies Group was in compliance with all covenants under theses credit facilities.

In addition, one of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan ("Jefferies Group Secured Bank Loan"). At February 28, 2022, borrowings under the Jefferies Group Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in the Consolidated Statement of Financial Condition. The Jefferies Group Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At February 28, 2022, Jefferies Group was in compliance with all covenants under the Jefferies Group Secured Bank Loan.

At February 28, 2022, Jefferies Group's unsecured long-term debt, has a weighted average maturity of approximately 10.5 years.
Jefferies Group's long-term debt ratings at February 28, 2022 are as follows:

	Rating	Outlook
Moody's Investors Service	Baa2	Stable
Standard and Poor's	BBB	Stable
Fitch Ratings (1)	BBB	Positive

(1)    On January 24, 2022, Fitch Ratings affirmed Jefferies Group's rating of BBB and revised its rating outlook from stable to positive.

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2022, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $122.2 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Modeled Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer, Jefferies LLC, registered with the Securities and Exchange Commission ("SEC") and a member firm of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association ("NFA") is the designated self-regulatory organization for Jefferies LLC as an FCM.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. One of Jefferies Group's subsidiaries, Jefferies Financial Services, Inc. ("JFSI"), a registered swap dealer, is subject to the CFTC's regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI is registered as a security-based swap dealer with the SEC and is subject to the SEC's security-based swap dealer regulatory rules. Further, JFSI is approved by the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC's net capital requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the NFA, as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.

Jefferies LLC's net capital and excess net capital at February 28, 2022 were $1.79 billion and $1.68 billion, respectively. JFSI's net capital and excess net capital at February 28, 2022 were $427.6 million and $407.6 million, respectively.
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

Other Developments

In February 2022, military conflict escalated between Russia and Ukraine. Following Russia's invasion of Ukraine, the U.S., the U.K., and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways constrain transactions with numerous Russian entities, including major Russian banks, and individuals; transactions in Russian sovereign debt; and investment, trade and financing to, from, or in certain regions of Ukraine. We do not have any operations in Russia or any clients with significant Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia. On February 24, 2022, the Central Bank of Russia suspended all trading on the Moscow Exchange. Additionally, all foreign clients are banned from selling securities. As a result, Jefferies Group has trades to buy and sell securities that were executed prior to the suspension of trading that are currently unable to be settled. While limited trading for certain securities has resumed as of March 21, 2022, there is no timeline as to when the exchange will be fully operational and the settlement of all open trades may occur. We continue to monitor the status of trading and the credit risk of our counterparties on the unsettled trades. It is not possible to determine whether any loss is probable; however, we believe that any amount of loss or range of potential loss that could be reasonably estimated is not material.

Central banks and regulators around the world have convened working groups to find, and implement the transition to, suitable replacements for Interbank Offered Rates ("IBORs"). The publication of the one-week and two-month U.S. Dollar LIBOR maturities and all non-U.S. Dollar LIBOR maturities ceased immediately after December 31, 2021, and the remaining U.S. Dollar LIBOR maturities will cease immediately after June 30, 2023. Jefferies Group is a counterparty to a number of LIBOR-based contracts, with maturity dates subsequent to 2021, composed primarily of cleared derivative contracts and floating rate notes. Our IBOR transition plan is overseen by a global steering committee and we have an active transition program focused on an orderly transition from IBORs to alternative reference rates in accordance with industry transition timelines. A firmwide LIBOR transition policy is in place to limit new agreements that reference U.S. Dollar LIBOR or non-U.S Dollar LIBOR, except as permitted under certain circumstances. We continue to make progress on our transition plan, which is designed to enable operational readiness and robust risk management and are taking steps to update operational processes, models and contracts for any changes that may be required as well as reduce our overall exposure to LIBOR. We are actively engaged with our counterparties to ensure that our contracts adhere to the International Swaps and Derivative Association, Inc. fallback protocol or are actively converted to alternative risk-free reference rates and are both educating and assisting our clients with the transition from and cessation of LIBOR.

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

Cautionary Statement for Forward-Looking Information

This report contains or incorporates by reference "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words "will," "could," "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward-looking statements include statements pertaining to our strategies for future development of our businesses and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. Future events and actual results could differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•The description of our business and risk factors contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021 and filed with the SEC on January 28, 2022 (the "2021 10-K");
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The following includes "forward-looking statements" that involve risk and uncertainties. See "Cautionary Statement for Forward-Looking Information" above. Actual results could differ materially from those projected in the forward-looking statements. The discussion of risk is presented separately for Jefferies Group and the balance of our company. Exclusive of Jefferies Group, our market risk arises principally from equity price risk. Information related thereto required under this Item is contained in Item 7A in our 2021 10-K, and is incorporated by reference herein.
Excluding Jefferies Group, Financial instruments owned, at fair value include corporate equity securities with an aggregate fair value of $257.7 million at February 28, 2022. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $25.8 million.
Jefferies Group
Overview

Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness, viability and profitability. Accordingly, we have a comprehensive risk management approach, with a formal governance structure and policies outlining frameworks and processes to identify, assess, monitor and manage risk. Principal risks involved in our business activities include market, credit, liquidity and capital, operational, legal and compliance, new business and reputational risk.

Risk management is a multifaceted process that requires communication, judgment and knowledge of financial products and markets. Our risk management process encompasses the active involvement of executive and senior management, and also many departments independent of the revenue-producing business units, including Jefferies Group's Risk Management, Operations, Information Technology, Compliance, Legal and Finance Departments. Our risk management policies, procedures and methodologies are flexible in nature and are subject to ongoing review and modification.

In achieving our strategic business objectives, our risk appetite incorporates keeping our clients' interests as top priority and ensuring we are in compliance with applicable laws, rules and regulations, as well as adhering to the highest ethical standards. We undertake prudent risk-taking that protects the capital base and franchise, utilizing risk limits and tolerances that avoid outsized risk-taking. We maintain a diversified business mix and avoid significant concentrations to any sector, product, geography, or activity and set quantitative concentration limits to manage this risk. We consider contagion, second order effects and correlation in our risk assessment process and actively seek out value opportunities of all sizes. We manage the risk of opportunities larger than our approved risk levels through risk sharing and risk distribution, sell-down and hedging, as appropriate. We have a limited appetite for illiquid assets and complex derivative financial instruments. We maintain the asset quality of our balance sheet through conducting trading activity in liquid markets and generally ensure high turnover of our inventory. We subject less liquid positions and derivative financial instruments to particular scrutiny and use a wide variety of specific metrics, limits, and constraints to manage these risks. We protect our reputation and franchise, as well as our standing within the market. We operate a federated approach to risk management and assign risk oversight responsibilities to a number of functions with specific areas of focus.

For a discussion of liquidity and capital risk management, refer to the "Liquidity and Capital Resources" section herein.

Governance and Risk Management Structure

For a discussion of our governance and risk management structure and our risk management framework, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in Part II, Item 7 of the 2021 10-K.

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

Market risk is present in our capital markets business through market-making, proprietary trading, underwriting, and investing activities, and is present in our asset management business through investments in separately managed accounts and direct investments in funds. Given our involvement in a broad set of financial products and markets, market risk exposures are diversified, and economic hedges are established as appropriate.

Market risk is monitored and managed through a set of key risk metrics such as VaR, stress scenarios, risk sensitivities and position exposures. Limits are set on the key risk metrics to monitor and control the risk exposure ensuring that it is in line with our risk appetite. Our risk appetite, including the market risk limits, is periodically reviewed to reflect business strategy and market environment. Through risk reporting, material risk changes, current top/emerging risks, and limit utilizations including the breaches are highlighted and escalated as necessary.

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
The table below shows firmwide VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

Daily Firmwide VaR (1)
Risk Categories	VaR at February 28, 2022	Daily VaR for the Three Months Ended February 28, 2022			VaR at November 30, 2021	Daily VaR for the Three Months Ended November 30, 2021
		Average	High	Low		Average	High	Low

Interest Rates and Credit Spreads	$4.73	$5.02	$5.71	$4.17	$4.60	$4.28	$5.39	$3.38
Equity Prices	8.38	10.16	15.75	7.39	9.85	9.25	11.39	6.44
Currency Rates	0.04	0.15	0.34	0.03	0.12	0.06	0.12	0.03
Commodity Prices	0.45	0.25	0.56	0.12	0.15	0.23	0.45	0.13
Diversification Effect (2)	(3.16)	(3.46)	N/A	N/A	(2.06)	(3.68)	N/A	N/A

Firmwide VaR (3)	$10.44	$12.12	$15.04	$9.31	$12.66	$10.14	$12.77	$7.01

(1)For the VaR numbers reported above, a one day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)The diversification effect is not applicable for the maximum and minimum VaR values as Jefferies Group's firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

(3)The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.

The table below shows VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

Daily Capital Markets VaR (1)
Risk Categories	VaR at February 28, 2022	Daily VaR for the Three Months Ended February 28, 2022			VaR at November 30, 2021	Daily VaR for the Three Months Ended November 30, 2021
		Average	High	Low		Average	High	Low

Interest Rates and Credit Spreads	$4.58	$5.07	$6.07	$4.24	$4.63	$4.29	$5.27	$3.34
Equity Prices	6.13	8.45	12.41	6.07	5.20	4.63	5.31	3.90
Currency Rates	0.04	0.13	0.29	0.02	0.07	0.04	0.08	0.02
Commodity Prices	0.01	0.03	0.56	—	0.01	0.01	0.17	—
Diversification Effect (2)	(2.28)	(4.25)	N/A	N/A	(2.21)	(2.30)	N/A	N/A

Capital Markets VaR (3)	$8.48	$9.43	$11.55	$7.67	$7.70	$6.67	$8.01	$5.23

(1)For the capital markets VaR numbers reported above, a one day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)The diversification effect is not applicable for the maximum and minimum VaR values as Jefferies Group's capital markets VaR and the VaR values for the four risk categories might have occurred on different days during the period.
(3)The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.
Our average daily firmwide VaR increased to $12.12 million for the first quarter of 2022 from $10.14 million for the fourth quarter of 2021. The increase was primarily due to higher market volatility across asset classes. Equity price VaR was higher driven by a modest increase in exposure over the averaging period and due to the impact of market volatility. The increase in interest rates and credit spreads VaR was driven by elevated volatility.
The efficacy of the VaR model is tested by comparing the actual daily net revenues for those positions included in VaR calculation with the daily VaR estimate. This evaluation is performed at various levels, from the overall level down to specific business lines. For the VaR model, revenue is defined as principal transactions revenues, trading related commissions, revenue from securitization activities and net interest income. VaR backtesting methodologies differ for regulated entities with approved capital models.
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the first quarter of 2022, results of the evaluation at the aggregate level demonstrated no days when the loss exceeded the 95% one day VaR.

The chart below shows our daily firmwide VaR and capital markets VaR over the last four quarters. VaR increases at various points from March 2021 through early June 2021 were driven by increases in equity exposure. VaR trended lower from June 2021 through most of the fourth quarter of 2021 due to position reductions and as the remaining volatile days from 2020 dropped out of the time series. The uptick in VaR towards the end of 2021 until early January 2022 was driven by increased equity exposure. The drop in VaR from January to the end of February 2022 was driven by exposure reductions in response to market volatility driven by inflation, rate hike expectations and Russia’s invasion of Ukraine.
Daily Net Trading Revenue
There were eight days with trading losses out of a total of 61 trading days in the first quarter of 2022. The histogram below presents the distribution of Jefferies Group's actual daily net trading revenue for substantially all of its trading activities for the first quarter of 2022 (in millions).

Other Risk Measures

Sensitivity analysis is viewed as the most appropriate measure of risks for certain positions within financial instruments and therefore such positions are not included in the VaR model. Accordingly, Jefferies Group Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of Jefferies Group's positions that are not included in the VaR model at February 28, 2022 (in thousands):

10% Sensitivity
Investment in funds (1)	$115,941
Private investments	33,271
Corporate debt securities in default	8,097
Trade claims	2,181
(1)    Includes investments in hedge funds, fund of funds and private equity funds. For additional information on these investments, see Note 3 in our consolidated financial statements.

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.4 million at February 28, 2022, which is included in Accumulated other comprehensive income (loss).
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

The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at February 28, 2022 and November 30, 2021 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021
AAA Range	$—	$—	$1.4	$0.8	$—	$—	$1.4	$0.8	$4,768.9	$6,924.9	$4,770.3	$6,925.7
AA Range	60.0	60.0	90.2	111.7	19.1	13.0	169.3	184.7	5.6	5.1	174.9	189.8
A Range	0.6	0.4	541.4	530.4	314.2	338.0	856.2	868.8	1,934.7	1,869.4	2,790.9	2,738.2
BBB Range	250.1	250.3	175.6	170.9	32.9	37.2	458.6	458.4	0.8	0.8	459.4	459.2
BB or Lower	40.8	40.0	9.6	11.4	41.2	71.0	91.6	122.4	0.1	0.1	91.7	122.5
Unrated	155.2	164.2	—	—	—	—	155.2	164.2	9.5	13.3	164.7	177.5
Total	$506.7	$514.9	$818.2	$825.2	$407.4	$459.2	$1,732.3	$1,799.3	$6,719.6	$8,813.6	$8,451.9	$10,612.9

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021
Asia/Latin America/Other	$15.8	$14.9	$68.3	$63.7	$3.7	$0.9	$87.8	$79.5	$227.3	$268.1	$315.1	$347.6
Europe	0.4	0.3	249.3	300.8	51.5	66.4	301.2	367.5	71.5	57.0	372.7	424.5
North America	490.5	499.7	500.6	460.7	352.2	391.9	1,343.3	1,352.3	6,420.8	8,488.5	7,764.1	9,840.8
Total	$506.7	$514.9	$818.2	$825.2	$407.4	$459.2	$1,732.3	$1,799.3	$6,719.6	$8,813.6	$8,451.9	$10,612.9

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021
Asset Managers	$—	$—	$—	$—	$9.3	$—	$9.3	$—	$4,768.8	$6,924.9	$4,778.1	$6,924.9
Banks, Broker-dealers	250.7	250.7	558.7	602.9	357.3	388.9	1,166.7	1,242.5	1,950.8	1,888.7	3,117.5	3,131.2
Corporates	157.4	158.2	—	—	34.9	68.0	192.3	226.2	—	—	192.3	226.2
As Agent Banks	—	—	210.1	185.2	—	—	210.1	185.2	—	—	210.1	185.2
Other	98.6	106.0	49.4	37.1	5.9	2.3	153.9	145.4	—	—	153.9	145.4
Total	$506.7	$514.9	$818.2	$825.2	$407.4	$459.2	$1,732.3	$1,799.3	$6,719.6	$8,813.6	$8,451.9	$10,612.9

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

The following tables reflect our top exposure to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	February 28, 2022
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$169.3	$(95.3)	$11.5	$—	$54.0	$247.3	$2.0	$386.8	$388.8
Netherlands	351.0	(183.2)	(0.6)	—	0.1	0.5	1.1	167.8	168.9
Germany	379.7	(313.5)	7.0	—	56.7	1.6	30.0	131.5	161.5
Hong Kong	37.6	(40.3)	—	—	—	—	163.3	(2.7)	160.6
United Kingdom	490.5	(418.8)	(13.3)	0.4	20.8	20.1	35.5	99.7	135.2
China	385.1	(243.9)	(17.4)	—	—	—	—	123.8	123.8
Japan	188.0	(96.5)	(1.8)	—	10.8	—	19.3	100.5	119.8
Australia	202.8	(155.8)	(3.5)	—	38.1	—	2.0	81.6	83.6
Austria	90.5	(33.8)	0.6	—	—	—	—	57.3	57.3
India	31.9	(15.2)	0.1	—	—	—	34.1	16.8	50.9
Total	$2,326.4	$(1,596.3)	$(17.4)	$0.4	$180.5	$269.5	$287.3	$1,163.1	$1,450.4

	November 30, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Canada	$196.4	$(94.2)	$1.3	$—	$63.1	$259.5	$1.7	$426.1	$427.8
United Kingdom	570.6	(350.1)	(1.4)	0.3	68.9	24.9	26.7	313.2	339.9
Hong Kong	27.9	(18.3)	(1.8)	—	2.5	—	160.6	10.3	170.9
Japan	247.3	(205.4)	(3.1)	—	18.3	0.1	51.4	57.2	108.6
Spain	191.4	(111.8)	(0.1)	—	25.3	0.3	—	105.1	105.1
Australia	134.1	(78.5)	0.6	—	25.5	—	7.5	81.7	89.2
Netherlands	220.2	(142.0)	0.7	—	3.9	0.1	1.3	82.9	84.2
Switzerland	97.3	(67.6)	3.5	—	40.3	2.5	2.7	76.0	78.7
France	210.7	(201.7)	(59.5)	—	99.6	26.9	—	76.0	76.0
China	458.4	(356.9)	(34.1)	—	—	—	—	67.4	67.4
Total	$2,354.3	$(1,626.5)	$(93.9)	$0.3	$347.4	$314.3	$251.9	$1,295.9	$1,547.8

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

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 28, 2022. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of February 28, 2022.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 28, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in response to this Item 1 is incorporated by reference from the "Contingencies" section in Note 18, Commitments, Contingencies and Guarantees, in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

Item 1A.  Risk Factors.

Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. The following risk factor is an update to our previously disclosed risk factor and should be considered in conjunction with the Risk Factors section in our Form 10-K for the fiscal year, filed with the SEC on January 28, 2022.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, climate-related incidents, or other natural disasters. The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, extreme climate-related incidents or events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses. For instance, military conflict and escalating tensions between Russia and Ukraine could result in geopolitical instability and adversely affect the global economy or specific markets, which could have an adverse impact or cause volatility in the financial services industry generally or on our results of operations and financial conditions.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the first quarter of 2022 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2021 to December 31, 2021	—	$—	—	$162,466
January 1, 2022 to January 31, 2022	7,222,335	$35.89	4,770,000	$78,842
February 1, 2022 to February 28, 2022 (3)	2,815,854	$37.28	2,078,095	$—
Total	10,038,189		6,848,095

(1) Includes an aggregate 3,190,094 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units.
(2) In January 2022, the Board of Directors increased the share repurchase authorization back up to $250.0 million. At February 28, 2022, we had no remaining authorization of future repurchases. In March 2022, the Board of Directors increased the share repurchase authorization back up to $250.0 million.
(3) Includes 737,759 shares that settled in March 2022.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

10.1	Form of Restricted Stock Units Agreement (Time-Based) under the Company’s Equity Compensation Plan +

10.2	Form of Restricted Stock Units Agreement (Performance-Based) under the Company’s Equity Compensation Plan +

10.3	Form of Restricted Stock Units Agreement (Leadership Continuity Grant) under the Company’s Equity Compensation Plan +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended February 28, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101).

+ Management/Employment Contract or Compensatory Plan or Arrangement
* Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: April 8, 2022	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)