Form 10-Q
period 2022-05-31
Jefferies Financial Group Inc.
filed 2022-07-08
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer's classes of common stock at June 30, 2022 was 232,452,897.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
May 31, 2022 and November 30, 2021
(Dollars in thousands, except par value)
(Unaudited)

	May 31, 2022	November 30, 2021
ASSETS
Cash and cash equivalents	$8,523,117	$10,755,133
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	962,590	1,015,107
Financial instruments owned, at fair value (including securities pledged of $16,398,557 and $12,723,502)	20,247,955	19,828,670
Loans to and investments in associated companies	1,803,542	1,745,790
Securities borrowed	6,312,320	6,409,420
Securities purchased under agreements to resell	4,744,979	7,642,484
Securities received as collateral, at fair value	1,322	7,289
Receivables	9,316,521	7,839,240
Property, equipment and leasehold improvements, net	891,126	911,230
Intangible assets, net and goodwill	1,885,043	1,897,500
Other assets	2,525,295	2,352,247
Total assets (1)	$57,213,810	$60,404,110

LIABILITIES
Short-term borrowings	$354,181	$221,863
Financial instruments sold, not yet purchased, at fair value	13,665,037	11,699,467
Securities loaned	1,876,434	1,525,721
Securities sold under agreements to repurchase	8,163,890	8,446,099
Other secured financings	2,666,022	4,487,224
Obligation to return securities received as collateral, at fair value	1,322	7,289
Lease liabilities	516,444	548,295
Payables, expense accruals and other liabilities	10,576,405	13,612,367
Long-term debt	8,882,095	9,125,745
Total liabilities (1)	46,701,830	49,674,070

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	18,841	25,400
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 232,321,354 and 243,541,431 shares issued and outstanding, after deducting 84,142,354 and 72,922,277 shares held in treasury	232,321	243,541
Additional paid-in capital	2,156,366	2,742,244
Accumulated other comprehensive income (loss)	(316,977)	(372,143)
Retained earnings	8,228,467	7,940,113
Total Jefferies Financial Group Inc. shareholders' equity	10,300,177	10,553,755
Noncontrolling interests (1)	67,962	25,885
Total equity	10,368,139	10,579,640
Total	$57,213,810	$60,404,110
(1)    Total assets include assets related to variable interest entities of $854.8 million and $1.05 billion at May 31, 2022 and November 30, 2021, respectively, Total liabilities include liabilities related to variable interest entities of $2.68 billion and $4.64 billion at May 31, 2022 and November 30, 2021, respectively, and Noncontrolling interests include noncontrolling interests related to variable interest entities of $34.6 million at May 31, 2022. See Note 7 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended May 31, 2022 and 2021
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Revenues:
Commissions and other fees	$254,706	$222,624	$484,022	$459,393
Principal transactions	204,589	361,023	453,744	1,280,924
Investment banking	600,859	1,000,700	1,545,907	2,004,312
Interest income	244,699	230,448	458,680	470,945
Other	313,294	351,534	618,594	654,343
Total revenues	1,618,147	2,166,329	3,560,947	4,869,917
Interest expense of Jefferies Group	249,065	215,822	459,950	432,468
Net revenues	1,369,082	1,950,507	3,100,997	4,437,449

Expenses:
Cost of sales	130,449	143,847	226,120	239,406
Compensation and benefits	578,477	831,242	1,368,161	2,003,785
Non-compensation expenses:
Floor brokerage and clearing fees	94,016	76,810	177,977	153,226
Selling, general and other expenses	328,281	341,560	613,538	613,497
Interest expense	9,311	19,943	18,399	40,310
Depreciation and amortization	40,307	39,440	86,244	78,207
Total non-compensation expenses	471,915	477,753	896,158	885,240
Total expenses	1,180,841	1,452,842	2,490,439	3,128,431

Income before income taxes and loss related to associated companies	188,241	497,665	610,558	1,309,018
Loss related to associated companies	(21,700)	(23,526)	(51,685)	(34,094)
Income before income taxes	166,541	474,139	558,873	1,274,924
Income tax provision	49,683	120,820	114,040	339,056
Net income	116,858	353,319	444,833	935,868
Net (income) loss attributable to the noncontrolling interests	(1,096)	669	(127)	1,412
Net loss attributable to the redeemable noncontrolling interests	323	234	896	1,003
Preferred stock dividends	(2,071)	(1,626)	(4,141)	(3,252)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$114,014	$352,596	$441,461	$935,031

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.46	$1.33	$1.73	$3.51

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.45	$1.30	$1.70	$3.43

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended May 31, 2022 and 2021
(In thousands)
(Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021

Net income	$116,858	$353,319	$444,833	$935,868
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities arising during the period, net of income tax provision (benefit) of $(121), $(8), $(177) and $(27)	(373)	(27)	(546)	(87)
Net change in unrealized holding gains (losses) on available for sale securities, net of income tax provision (benefit) of $(121), $(8), $(177) and $(27)	(373)	(27)	(546)	(87)

Net foreign currency translation adjustments arising during the period, net of income tax provision (benefit) of $(8,305), $1,348, $(8,490) and $4,601	(22,673)	3,393	(22,689)	14,476
Net change in foreign currency translation adjustments, net of income tax provision (benefit) of $(8,305), $1,348, $(8,490) and $4,601	(22,673)	3,393	(22,689)	14,476

Net change in instrument-specific credit risk arising during the period, net of income tax provision (benefit) of $11,508, $(6,327), $24,734 and $(28,509)	35,764	(18,948)	77,176	(88,162)
Less: reclassification adjustment for changes in instrument-specific credit risk included in net income, net of income tax provision (benefit) of $(1), $849, $(8) and $920	2	(2,637)	24	(2,859)
Net change in instrument-specific credit risk gains (losses), net of income tax provision (benefit) of $11,509, $(7,176), $24,742 and $(29,429)	35,766	(21,585)	77,200	(91,021)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(204), $(264), $(412) and $(525)	611	765	1,201	1,551
Net change in pension liability, net of income tax provision (benefit) of $204, $264, $412 and $525	611	765	1,201	1,551

Other comprehensive income (loss), net of income taxes	13,331	(17,454)	55,166	(75,081)

Comprehensive income	130,189	335,865	499,999	860,787
Comprehensive (income) loss attributable to the noncontrolling interests	(1,096)	669	(127)	1,412
Comprehensive loss attributable to the redeemable noncontrolling interests	323	234	896	1,003
Preferred stock dividends	(2,071)	(1,626)	(4,141)	(3,252)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$127,345	$335,142	$496,627	$859,950

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended May 31, 2022 and 2021
(In thousands)
(Unaudited)

	For the Six Months Ended May 31,
	2022	2021

Net cash flows from operating activities:
Net income	$444,833	$935,868
Adjustments to reconcile net income to net cash provided by (used for) operations:
Deferred income tax benefit	(79,961)	(40,537)
Depreciation and amortization	88,970	83,640
Share-based compensation	22,999	64,257
Provision for doubtful accounts	18,426	48,939
Income related to associated companies	(36,900)	(118,950)
Distributions from associated companies	40,481	39,449
Net change in:
Securities deposited with clearing and depository organizations	—	(23,788)
Financial instruments owned, at fair value	(386,483)	(1,795,263)
Securities borrowed	84,150	219,788
Securities purchased under agreements to resell	2,875,162	(1,811,829)
Receivables from brokers, dealers and clearing organizations	(1,053,046)	(601,333)
Receivables from customers of securities operations	(477,529)	(834,886)
Other receivables	68,158	(91,089)
Other assets	(154,896)	(88,072)
Financial instruments sold, not yet purchased, at fair value	2,006,027	1,937,962
Securities loaned	360,152	461,500
Securities sold under agreements to repurchase	(262,132)	(1,244,181)
Payables to brokers, dealers and clearing organizations	(1,021,898)	2,020,160
Payables to customers of securities operations	(743,632)	(61,147)
Lease liabilities	(40,898)	(27,349)
Trade payables, expense accruals and other liabilities	(1,287,126)	17,124
Other	(455,439)	(71,849)
Net cash provided by (used for) operating activities	9,418	(981,586)

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(84,763)	(56,766)
Advances on notes, loans and other receivables	(282,877)	(284,616)
Collections on notes, loans and other receivables	208,227	172,609
Loans to and investments in associated companies	(323,202)	(1,988,158)
Capital distributions and loan repayments from associated companies	258,243	2,025,728
Deconsolidation of asset management entity	(21,221)	—
Other	12,117	2,391
Net cash used for investing activities	$(233,476)	$(128,812)
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the six months ended May 31, 2022 and 2021
(In thousands)
(Unaudited)

	For the Six Months Ended May 31,
	2022	2021

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$2,326,201	$1,276,311
Repayment of debt	(1,850,880)	(1,153,478)
Net change in other secured financings	(1,821,202)	842,190
Net change in bank overdrafts	(10,296)	49,187
Distributions to noncontrolling interests	—	(13,266)
Contributions from noncontrolling interests	63,171	3,434
Purchase of common shares for treasury	(622,223)	(130,097)
Dividends paid	(142,519)	(99,501)
Other	1,609	1,207
Net cash provided by (used for) financing activities	(2,056,139)	775,987

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9,795)	4,755

Net decrease in cash, cash equivalents and restricted cash	(2,289,992)	(329,656)

Cash, cash equivalents and restricted cash at beginning of period	11,828,304	9,664,972
Cash, cash equivalents and restricted cash at end of period	$9,538,312	$9,335,316

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	May 31,
	2022	2021

Cash and cash equivalents	$8,523,117	$8,443,206
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	962,590	843,356
Other assets	52,605	48,754
Total cash, cash equivalents and restricted cash	$9,538,312	$9,335,316

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended May 31, 2022 and 2021
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, March 1, 2022	$240,169	$2,390,787	$(330,308)	$8,189,652	$10,490,300	$58,619	$10,548,919
Net income attributable to Jefferies Financial Group Inc. common shareholders				114,014	114,014		114,014
Net income attributable to the noncontrolling interests					—	1,096	1,096
Other comprehensive income, net of income taxes			13,331		13,331		13,331
Contributions from noncontrolling interests					—	29,468	29,468
Share-based compensation expense		13,253			13,253		13,253
Change in fair value of redeemable noncontrolling interests		(5,137)			(5,137)		(5,137)
Deconsolidation of Asset Management entity					—	(21,221)	(21,221)
Purchase of common shares for treasury	(8,013)	(250,021)			(258,034)		(258,034)
Dividends ($0.30 per common share)				(75,199)	(75,199)		(75,199)
Other	165	7,484			7,649	—	7,649
Balance, May 31, 2022	$232,321	$2,156,366	$(316,977)	$8,228,467	$10,300,177	$67,962	$10,368,139

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, March 1, 2021	$246,703	$2,804,243	$(346,544)	$7,041,460	$9,745,862	$32,496	$9,778,358
Net income attributable to Jefferies Financial Group Inc. common shareholders				352,596	352,596		352,596
Net loss attributable to the noncontrolling interests					—	(669)	(669)
Other comprehensive loss, net of income taxes			(17,454)		(17,454)		(17,454)
Contributions from noncontrolling interests					—	3,354	3,354
Distributions to noncontrolling interests					—	(11,793)	(11,793)
Share-based compensation expense		43,579			43,579		43,579
Change in fair value of redeemable noncontrolling interests		(3,715)			(3,715)		(3,715)
Dividends ($0.20 per common share)				(53,943)	(53,943)		(53,943)
Other	329	5,380			5,709	(658)	5,051
Balance, May 31, 2021	$247,032	$2,849,487	$(363,998)	$7,340,113	$10,072,634	$22,730	$10,095,364

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six months ended May 31, 2022 and 2021
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2021	$243,541	$2,742,244	$(372,143)	$7,940,113	$10,553,755	$25,885	$10,579,640
Net income attributable to Jefferies Financial Group Inc. common shareholders				441,461	441,461		441,461
Net income attributable to the noncontrolling interests					—	127	127
Other comprehensive income, net of income taxes			55,166		55,166		55,166
Contributions from noncontrolling interests					—	63,171	63,171
Share-based compensation expense		22,999			22,999		22,999
Change in fair value of redeemable noncontrolling interests		(13,128)			(13,128)		(13,128)
Deconsolidation of Asset Management entity					—	(21,221)	(21,221)
Purchase of common shares for treasury	(18,051)	(604,172)			(622,223)		(622,223)
Dividends ($0.60 per common share)				(153,107)	(153,107)		(153,107)
Other	6,831	8,423			15,254	—	15,254
Balance, May 31, 2022	$232,321	$2,156,366	$(316,977)	$8,228,467	$10,300,177	$67,962	$10,368,139

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2020	$249,751	$2,911,223	$(288,917)	$6,531,836	$9,403,893	$34,632	$9,438,525
Cumulative effect of the adoption of accounting standards				(19,915)	(19,915)		(19,915)
Balance, December 1, 2020, as adjusted	249,751	2,911,223	(288,917)	6,511,921	9,383,978	34,632	9,418,610
Net income attributable to Jefferies Financial Group Inc. common shareholders				935,031	935,031		935,031
Net loss attributable to the noncontrolling interests					—	(1,412)	(1,412)
Other comprehensive loss, net of income taxes			(75,081)		(75,081)		(75,081)
Contributions from noncontrolling interests					—	3,434	3,434
Distributions to noncontrolling interests					—	(13,266)	(13,266)
Share-based compensation expense		64,257			64,257		64,257
Change in fair value of redeemable noncontrolling interests		(10,773)			(10,773)		(10,773)
Purchase of common shares for treasury	(5,103)	(124,994)			(130,097)		(130,097)
Dividends ($0.40 per common share)				(106,839)	(106,839)		(106,839)
Other	2,384	9,774			12,158	(658)	11,500
Balance, May 31, 2021	$247,032	$2,849,487	$(363,998)	$7,340,113	$10,072,634	$22,730	$10,095,364

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

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate all of these estimates and assumptions. During the six months ended May 31, 2022, there were no significant changes made to the Company's significant accounting policies.

Receivables

At May 31, 2022 and November 30, 2021, Receivables include receivables from brokers, dealers and clearing organizations of $5.93 billion and $4.90 billion, respectively, and receivables from customers of securities operations of $2.09 billion and $1.62 billion, respectively.

Foursight, Jefferies Group's wholly-owned subsidiary, is an automobile loan originator and servicer. Foursight had automobile loan receivables, including accrued interest and related fees, of $872.5 million and $812.6 million at May 31, 2022 and November 30, 2021, respectively, which are classified as either held for investment or held for sale depending on the intent to hold the underlying collateral and which are collateralized by a security interest in the vehicles' titles. Of these amounts, $731.4 million and $682.7 million at May 31, 2022 and November 30, 2021, respectively, were in securitized vehicles. See Notes 6 and 7 for additional information on Foursight's securitization activities. Additionally, automobile loan receivables of $111.1 million and $103.0 million at May 31, 2022 and November 30, 2021, respectively, were pledged for loans outstanding under credit facilities. Foursight's automobile loan receivables held for investment consisted of approximately 17% and 19% with credit scores 680 and above, 47% and 51% with scores between 620 and 679 and 36% and 30% with scores below 620 at May 31, 2022 and November 30, 2021, respectively.

A rollforward of the allowance for credit losses related to receivables for the three and six months ended May 31, 2022 and 2021 is as follows (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021

Beginning balance	$79,369	$76,392	$75,999	$53,926
Adjustment for change in accounting principle for current expected credit losses	—	—	—	26,519
Provision for doubtful accounts (1)	9,425	45,672	18,426	48,939
Charge-offs, net of recoveries (1)	(2,769)	(42,810)	(8,400)	(50,130)
Ending balance	$86,025	$79,254	$86,025	$79,254

(1) The three and six months ended May 31, 2021 includes a $39.0 million bad debt expense related to our prime brokerage business.

Other Investments

At May 31, 2022 and November 30, 2021, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $77.3 million and $119.4 million, respectively. There were no impairments on these investments during the three and six months ended May 31, 2022 and 2021.

Capitalization of Interest

We capitalize interest on qualifying HomeFed real estate assets. Capitalized interest of $3.3 million and $2.2 million during the three months ended May 31, 2022 and 2021, respectively, $6.5 million and $4.1 million during the six months ended May 31, 2022 and 2021, respectively, was allocated among all of HomeFed's projects that are currently under development.

Payables, expense accruals and other liabilities

At May 31, 2022 and November 30, 2021, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $4.78 billion and $5.82 billion, respectively, and payables to customers of securities operations of $3.72 billion and $4.46 billion, respectively.

Supplemental Cash Flow Information

	For the Six Months Ended May 31,
(In thousands)	2022	2021
Cash paid during the year for:
Interest	$551,165	$444,939
Income tax payments (refunds), net	$101,049	$337,720

Note 3.  Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $1.31 billion and $1.03 billion at May 31, 2022 and November 30, 2021, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2022
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$3,867,049	$157,414	$200,961	$—	$4,225,424
Corporate debt securities	—	3,231,505	20,813	—	3,252,318
Collateralized debt obligations and collateralized loan obligations	—	323,627	49,858	—	373,485
U.S. government and federal agency securities	2,549,972	32,268	—	—	2,582,240
Municipal securities	—	630,483	—	—	630,483
Sovereign obligations	1,061,291	1,001,175	—	—	2,062,466
Residential mortgage-backed securities	—	1,591,820	1,059	—	1,592,879
Commercial mortgage-backed securities	—	343,744	1,870	—	345,614
Other asset-backed securities	—	202,509	84,778	—	287,287
Loans and other receivables	—	2,824,872	137,752	—	2,962,624
Derivatives	9,495	3,100,255	26,919	(2,728,569)	408,100
Investments at fair value	—	4,311	163,844	—	168,155
FXCM term loan	—	—	51,880	—	51,880
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$7,487,807	$13,443,983	$739,734	$(2,728,569)	$18,942,955

Loans to and investments in associated companies	$—	$1,795	$14,795	$—	$16,590
Securities received as collateral, at fair value	$1,322	$—	$—	$—	$1,322

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$1,801,924	$32,488	$3,749	$—	$1,838,161
Corporate debt securities	—	2,308,815	401	—	2,309,216
U.S. government and federal agency securities	3,471,943	—	—	—	3,471,943
Sovereign obligations	1,371,769	902,107	—	—	2,273,876
Residential mortgage-backed securities	—	1,010	—	—	1,010
Commercial mortgage-backed securities	—	—	385	—	385
Loans	—	2,465,974	18,283	—	2,484,257
Derivatives	2,172	4,066,790	101,916	(2,884,689)	1,286,189
Total financial instruments sold, not yet purchased, at fair value	$6,647,808	$9,777,184	$124,734	$(2,884,689)	$13,665,037

Other secured financings	$—	$—	$2,362	$—	$2,362
Long-term debt	$—	$877,667	$739,353	$—	$1,617,020
Obligation to return securities received as collateral, at fair value	$1,322	$—	$—	$—	$1,322

	November 30, 2021
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,737,255	$257,318	$87,647	$—	$3,082,220
Corporate debt securities	—	3,836,341	11,803	—	3,848,144
Collateralized debt obligations and collateralized loan obligations	—	579,518	31,946	—	611,464
U.S. government and federal agency securities	3,045,295	68,784	—	—	3,114,079
Municipal securities	—	509,559	—	—	509,559
Sovereign obligations	899,086	654,199	—	—	1,553,285
Residential mortgage-backed securities	—	1,168,246	1,477	—	1,169,723
Commercial mortgage-backed securities	—	196,419	2,333	—	198,752
Other asset-backed securities	—	337,022	93,524	—	430,546
Loans and other receivables	—	3,363,050	135,239	—	3,498,289
Derivatives	4,429	3,861,551	10,248	(3,305,756)	570,472
Investments at fair value	—	11,369	154,373	—	165,742
FXCM term loan	—	—	50,455	—	50,455
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$6,686,065	$14,843,376	$579,045	$(3,305,756)	$18,802,730

Loans to and investments in associated companies	$—	$—	$30,842	$—	$30,842
Securities received as collateral, at fair value	$7,289	$—	$—	$—	$7,289

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$1,671,696	$19,654	$4,635	$—	$1,695,985
Corporate debt securities	—	2,111,777	482	—	2,112,259
U.S. government and federal agency securities	2,457,420	—	—	—	2,457,420
Sovereign obligations	935,801	593,040	—	—	1,528,841
Residential mortgage-backed securities	—	719	—	—	719
Commercial mortgage-backed securities	—	—	210	—	210
Loans	—	2,476,087	15,770	—	2,491,857
Derivatives	1,815	5,034,544	78,017	(3,702,200)	1,412,176
Total financial instruments sold, not yet purchased, at fair value	$5,066,732	$10,235,821	$99,114	$(3,702,200)	$11,699,467

Other secured financings	$—	$76,883	$25,905	$—	$102,788
Long-term debt	$—	$961,866	$881,732	$—	$1,843,598
Obligation to return securities received as collateral, at fair value	$7,289	$—	$—	$—	$7,289

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
May 31, 2022
Equity Long/Short Hedge Funds (2)	$482,004	$—
Equity Funds (3)	57,760	41,191
Commodity Fund (4)	25,461	—
Multi-asset Funds (5)	418,397	—
Other Funds (6)	321,378	15,963
Total	$1,305,000	$57,154

November 30, 2021
Equity Long/Short Hedge Funds (2)	$466,231	$—
Equity Funds (3)	46,030	17,815
Commodity Fund (4)	24,401	—
Multi-asset Funds (5)	390,224	—
Other Funds (6)	99,054	36,090
Total	$1,025,940	$53,905

(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At May 31, 2022 and November 30, 2021, approximately 63% and 74%, respectively, of the fair value of investments are redeemable quarterly with 90 days prior written notice on December 31, 2021. At May 31, 2022 and November 30, 2021, approximately 32% and 21%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023. The remaining investments are redeemable quarterly with 60 days prior written notice.
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in a broad range of industries. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are primarily expected to be liquidated in approximately one to thirteen years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. These investments are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2022 and November 30, 2021, investments representing approximately 77% and 78%, respectively, of the fair value of investments are redeemable monthly with 60 days prior written notice. At May 31, 2022 and November 30, 2021, approximately 16% and 22%, respectively, of the fair value of investments in this category are redeemable quarterly with 90 days prior written notice. At May 31, 2022, the remaining investments cannot be redeemed because these investments include restrictions that do not allow for redemption before April 1, 2024.

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

Investment in FXCM

Our investment in FXCM and associated companies consists of a senior secured term loan due May 6, 2023 ($71.6 million principal outstanding at May 31, 2022), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Level 3 Rollforwards

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2022 (in thousands):

	Balance, February 28, 2022	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2022	Changes in unrealized gains/losses included in earnings relating to instruments still held at May 31, 2022 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$113,922	$35,581	$67,540	$(13,415)	$—	$—	$(2,667)	$200,961	$35,361
Corporate debt securities	42,358	3,550	38,141	(47,025)	(12,604)	—	(3,607)	20,813	(849)
CDOs and CLOs	45,219	877	13,264	(28,037)	(1,466)	—	20,001	49,858	(1,798)
Sovereign obligations	23	—	—	—	—	—	(23)	—	—
Residential mortgage-backed securities	1,186	(47)	—	—	(80)	—	—	1,059	(17)
Commercial mortgage-backed securities	3,732	(439)	—	—	—	—	(1,423)	1,870	—
Other asset-backed securities	62,382	(781)	21,501	(1,688)	(12,296)	—	15,660	84,778	(1,065)
Loans and other receivables	137,942	(3,764)	15,598	(23,603)	(108)	—	11,687	137,752	(4,764)
Investments at fair value	169,508	1,576	37	—	(7,277)	—	—	163,844	1,576
FXCM term loan	50,335	1,545	—	—	—	—	—	51,880	1,545
Loans to and investments in associated companies	22,480	(7,685)	—	—	—	—	—	14,795	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	5,666	(234)	(1,533)	—	—	—	(150)	$3,749	(350)
Corporate debt securities	7,308	(3,588)	(16,091)	14,584	—	—	(1,812)	401	5
Sovereign obligations	1,159	—	—	—	—	—	(1,159)	—	—
Commercial mortgage-backed securities	315	—	—	70	—	—	—	385	—
Loans	11,541	10	(1,911)	1,089	—	—	7,554	18,283	119
Net derivatives (2)	47,770	(9,100)	(1,559)	—	(8,262)	—	46,148	74,997	9,903
Other secured financings	32,377	—	—	—	(30,015)	—	—	2,362	—
Long-term debt (1)	794,460	(146,261)	—	—	(4,950)	76,443	19,661	739,353	114,362

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes within Long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at May 31, 2022 were gains of $31.9 million during the three months ended May 31, 2022.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended May 31, 2022

During the three months ended May 31, 2022, transfers of assets of $51.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $20.0 million, other asset-backed securities of $15.8 million and loans and other receivables of $15.1 million due to reduced pricing transparency.

During the three months ended May 31, 2022, transfers of assets of $11.7 million from Level 3 to Level 2 are primarily attributed to:
•Corporate debt securities of $3.6 million, loans and other receivables of $3.4 million and corporate equity securities of $3.1 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended May 31, 2022, transfers of liabilities of $98.2 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•Net derivatives of $66.2 million, structured notes within long-term debt of $23.0 million and loans of $9.1 million due to reduced pricing and market transparency.

During the three months ended May 31, 2022, transfers of liabilities of $28.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $20.0 million and structured notes within long-term debt of $3.3 million due to greater market and pricing transparency.

Net gains on Level 3 assets were $30.4 million and net gains on Level 3 liabilities were $159.2 million for the three months ended May 31, 2022. Net gains on Level 3 assets were primarily due to increased market values across corporate equity securities and corporate debt securities, partially offset by decreases in loans to and investments in associated companies and loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within long-term debt.

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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2022 (in thousands):

	Balance, November 30, 2021	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2022	Changes in unrealized gains/losses included in earnings relating to instruments still held at May 31, 2022 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$87,647	$36,463	$69,837	$(13,839)	$—	$—	$20,853	$200,961	$36,204
Corporate debt securities	11,803	5,631	9,465	(18,345)	(9)	—	12,268	20,813	2,381
CDOs and CLOs	31,946	254	31,245	(37,305)	(5,033)	—	28,751	49,858	(1,304)
Residential mortgage-backed securities	1,477	(111)	—	(204)	(103)	—	—	1,059	(57)
Commercial mortgage-backed securities	2,333	(463)	—	—	—	—	—	1,870	(29)
Other asset-backed securities	93,524	835	37,795	(17,238)	(22,812)	—	(7,326)	84,778	1,324
Loans and other receivables	135,239	(9,814)	29,962	(25,983)	(229)	—	8,577	137,752	(9,726)
Investments at fair value	154,373	33,310	14,286	—	(14,718)	—	(23,407)	163,844	33,380
FXCM term loan	50,455	1,425	—	—	—	—	—	51,880	1,425
Loans to and investments in associated companies	30,842	(16,047)	—	—	—	—	—	14,795	—

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,635	$(3,592)	$(2,344)	$5,050	$—	$—	$—	$3,749	$3,009
Corporate debt securities	482	(11)	(70)	—	—	—	—	401	5
Commercial mortgage-backed securities	210	—	—	175	—	—	—	385	—
Loans	15,770	(15)	(12,315)	10,194	(87)	—	4,736	18,283	104
Net derivatives (2)	67,769	(88,018)	(1,559)	—	—	21,024	75,781	74,997	86,050
Other secured financings	25,905	—	—	—	(23,543)	—	—	2,362	—
Long-term debt (1)	881,732	(240,698)	—	—	—	100,195	(1,876)	739,353	175,615

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes within Long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at May 31, 2022 were gains of $65.1 million during the six months ended May 31, 2022.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the six months ended May 31, 2022

During the six months ended May 31, 2022, transfers of assets of $64.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $28.8 million, other asset-backed securities of $14.0 million, loans and other receivables of $9.7 million, corporate debt securities of $6.7 million and corporate equity securities of $5.6 million due to reduced pricing transparency.

During the six months ended May 31, 2022, transfers of assets of $25.0 million from Level 3 to Level 2 are primarily attributed to:
•Other asset-backed securities of $21.4 million due to greater pricing transparency supporting classification into Level 2.

During the six months ended May 31, 2022, transfers of liabilities of $122.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $80.8 million, structured notes within long-term debt of $37.0 million and loans of $4.8 million due to reduced pricing and market transparency.
During the six months ended May 31, 2022, transfers of liabilities of $44.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $38.9 million and net derivatives of $5.0 million due to greater market and pricing transparency.

Net gains on Level 3 assets were $51.5 million and net gains on Level 3 liabilities were $332.3 million for the six months ended May 31, 2022. Net gains on Level 3 assets were primarily due to increased market values across corporate equity securities and investments at fair value, partially offset by decreases in loans to and investments in associated companies and loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within long-term debt and certain derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2021 (in thousands):

	Balance, November 30, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, May 31, 2021	Changes in unrealized gains/ losses included in earnings relating to instruments still held at May 31, 2021 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$75,904	$11,299	$8,288	$(37,297)	$—	$—	$28,257	$86,451	$(3,683)
Corporate debt securities	23,146	2,466	4,370	(5,960)	(132)	—	(15,905)	7,985	1,492
CDOs and CLOs	17,972	10,616	16,510	(35,251)	(1,427)	—	18,141	26,561	6,808
Residential mortgage-backed securities	21,826	33	799	(784)	(1,126)	—	(14,715)	6,033	88
Commercial mortgage-backed securities	2,003	158	1,119	(393)	(1,696)	—	(15)	1,176	(740)
Other asset-backed securities	79,995	6,373	34,476	(27,647)	(26,465)	—	3,823	70,555	1,158
Loans and other receivables	134,636	17,580	37,431	(50,556)	(273)	—	51,594	190,412	14,146
Investments at fair value	213,946	103,032	11,489	(47,244)	(8,573)	—	(41,816)	230,834	80,099
FXCM term loan	59,455	(300)	—	—	—	—	—	59,155	(300)
Loans to and investments in associated companies	40,185	(2,898)	—	—	—	—	—	37,287	(2,898)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,434	$64	$(23)	$—	$—	$—	$(13)	$4,462	$(62)
Corporate debt securities	141	1,349	(563)	—	—	—	—	927	(414)
Commercial mortgage-backed securities	35	—	(35)	35	—	—	—	35	—
Loans	16,635	1,441	(6,872)	8,817	—	—	368	20,389	(884)
Net derivatives (2)	26,017	16,813	(82)	66,304	506	—	117,500	227,058	(17,358)
Other secured financings	1,543	—	—	—	—	950	—	2,493	—
Long-term debt (1)	676,028	41,064	—	—	—	50,295	27,711	795,098	20,565

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

May 31, 2022
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$200,961
Non-exchange-traded securities		Market approach	Price	$1	to	$366	$80
		Volatility benchmarking	Volatility	50%	to	70%	60%

Corporate debt securities	$20,813	Market approach	Price	$23			—
			EBITDA multiple	3.3			—
		Scenario analysis	Estimated recovery percentage	6%			—

CDOs and CLOs	$49,858	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	70%			—
			Discount rate/yield	10%	to	22%	19%
		Market approach	Price	$69	to	$102	$92

Commercial mortgage- backed securities	$1,870	Scenario analysis	Estimated recovery percentage	81%			—

Other asset-backed securities	$66,623	Discounted cash flows	Constant default rate	2%			—
			Loss severity	88%			—
			Discount rate/yield	5%	to	17%	12%
			Cumulative loss rate	5%	to	21%	17%
			Duration (years)	0.8 years	to	1.6 years	1.3 years
		Market approach	Price	$37			—

Loans and other receivables	$137,752	Market approach	Price	$7	to	$136	$108
		Scenario analysis	Estimated recovery percentage	5%	to	94%	35%

Derivatives	$18,755
Equity Options		Volatility benchmarking	Volatility	53%			—
Interest rate swaps		Market approach	Basis points upfront	2.8	to	11.1	6.7

Investments at fair value	$158,312
Private equity securities		Market approach	Price	$1	to	$15,852	$548
			EBITDA multiple	15.7			—
		Discounted cash flows	Discount rate/yield	10%	to	14%	12%
		Scenario analysis	Discount rate/yield	12%			—

Investment in FXCM	$51,880
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.7 years	1.7 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$14,795	Market approach	Underlying stock price	$723			—
			Underlying stock price	€11	to	€14	€13
			Volatility	25%	to	49%	30%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$3,749
Non-exchange-traded securities		Market approach	Price	$1			—

Loans	$18,283	Market approach	Price	$91			—
		Scenario analysis	Estimated recovery percentage	5%			—

Derivatives	$97,612
Equity options		Volatility benchmarking	Volatility	29%	to	63%	49%
Interest rate swaps		Market approach	Basis points upfront	2.8	to	11.1	6.7
Total return swaps			Price	$99			—

Other secured financings	$2,362	Scenario analysis	Estimated recovery percentage	13%	to	36%	29%

Long-term debt
Structured notes	$739,353	Market approach	Price	$52	to	$108	$75
			Price	€60	to	€102	€80

November 30, 2021
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average

Financial instruments owned, at fair value
Corporate equity securities	$86,961
Non-exchange-traded securities		Market approach	Price	$1	to	$366	$183
		Volatility benchmarking	Volatility	40%	to	53%	45%

Corporate debt securities	$11,803	Market approach	Price	$13	to	$100	$86

CDOs and CLOs	$31,944	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	to	30%	26%
			Discount rate/yield	8%	to	19%	16%
		Market approach	Price	$86	to	$103	$93

Commercial mortgage- backed securities	$2,333	Scenario analysis	Estimated recovery percentage	81%			—

Other asset-backed securities	$86,099	Discounted cash flows	Constant prepayment rate	0%	to	35%	31%
			Constant default rate	2%	to	4%	4%
			Loss severity	60%	to	85%	55%
			Discount rate/yield	3%	to	16%	10%
			Cumulative loss rate	7%	to	20%	14%
			Duration (years)	0.7 years	to	1.4 years	1.1 years
		Market approach	Price	$37	to	$100	$94

Loans and other receivables	$134,015	Market approach	Price	$31	to	$101	$54
		Scenario analysis	Estimated recovery percentage	9%	to	100%	76%

Derivatives	$6,501
Equity options		Volatility benchmarking	Volatility	46%			—
Interest rate swaps		Market approach	Basis points upfront	0.1	to	8.7	3.3
Total return swaps			Price	$100			—

Investments at fair value	$128,152
Private equity securities		Market approach	Price	$1	to	$152	$32
			EBITDA multiple	16.9			—
			Revenue multiple	4.9	to	5.1	5.0
		Scenario analysis	Estimated recovery percentage	7%			—
			Discount rate/yield	13%	to	21%	17%
			Revenue growth	0%			—

Investment in FXCM	$50,455
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	2.2 years	2.2 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$30,842	Market approach	Underlying stock price	$662			—
			Underlying stock price	€15	to	€18	€16
			Volatility	25%	to	59%	31%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,635
Non-exchange-traded securities		Market approach	Price	$1			—

Loans	$15,770	Market approach	Price	$31	to	$100	$43
		Scenario analysis	Estimated recovery percentage	50%			—

Derivatives	$76,533
Equity options		Volatility benchmarking	Volatility	26%	to	77%	40%
Interest rate swaps		Market approach	Basis points upfront	0.1	to	8.7	3.1
Total return swaps			Price	$100			—

Other secured financings	$25,905	Scenario analysis	Estimated recovery percentage	13%	to	98%	92%

Long-term debt
Structured notes	$881,732	Market approach	Price	$76	to	$115	$94
			Price	€81	to	€113	€103

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2022 and November 30, 2021, asset exclusions consisted of $32.9 million and $40.8 million, respectively, primarily comprised of certain investments at fair value, other asset-backed securities, certain derivatives, corporate equity securities, loans and other receivables and residential mortgage-backed securities. At May 31, 2022 and November 30, 2021, liability exclusions consisted of $5.1 million and $2.2 million, respectively, primarily comprised of certain derivatives, corporate debt securities and commercial mortgage-backed securities.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•    Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, loans and other receivables, other asset-backed securities, private equity securities, non-exchange-traded warrants, certain derivatives and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, other asset-backed securities, loans and other receivables, total return swaps, and structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate debt securities or private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the revenue multiple related to private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
•Corporate debt securities, loans and other receivables, commercial mortgage-backed securities, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.
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
The following is a summary of gains (losses) due to changes in instrument-specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Financial instruments owned, at fair value:
Loans and other receivables	$(1,478)	$15,520	$(1,294)	$23,259

Financial instruments sold, not yet purchased, at fair value:
Loans	$(882)	$(363)	$(4,889)	$(363)

Long-term debt:
Changes in instrument-specific credit risk (1)	$42,886	$(32,247)	$94,133	$(122,898)
Other changes in fair value (2)	161,381	6,846	255,932	86,113

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

The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, long-term debt and other secured financings measured at fair value under the fair value option (in thousands):

	May 31, 2022	November 30, 2021
Financial instruments owned, at fair value:
Loans and other receivables (1)	$5,703,268	$5,600,648
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	143,521	64,203
Long-term debt	$317,452	$(38,391)
Other secured financings	$2,913	$3,432

(1)    Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.
(2)    Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $109.7 million and $19.7 million at May 31, 2022 and November 30, 2021, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $164.4 million and $56.9 million at May 31, 2022 and November 30, 2021, respectively, which includes loans and other receivables 90 days or greater past due of $33.3 million and $23.5 million at May 31, 2022 and November 30, 2021, respectively.
At May 31, 2022, Jefferies Group owned shares which represent a 38% economic interest in ApiJect Systems, Corp. ("ApiJect"). The investment in ApiJect is accounted for at fair value by electing the fair value option available under GAAP and is included within corporate equity securities in Financial instruments owned, at fair value, in the Consolidated Statement of Financial Condition. During the three months ended May 31, 2022, in connection with ApiJect's issuance of additional equity to third party investors, Jefferies Group purchased additional common shares of ApiJect and obtained a right to 1.125% of ApiJect's future revenues for cash consideration of $25.0 million. In addition, Jefferies Group converted its $25.0 million term loan agreement into additional common shares. At May 31, 2022, the total fair value of Jefferies Group's equity investment in common shares of ApiJect is $100.1 million, which is calibrated based on this last funding round during the three months ended

May 31, 2022 and included within Level 3 of the fair value hierarchy. Additionally, Jefferies Group received warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032. For both the three and six months ended May 31, 2022, the change in fair value of Jefferies Group's equity investments in ApiJect was a mark-to-market gain of $37.3 million.
Jefferies Group also has a term loan agreement with a principal of ApiJect of $25.0 million maturing on July 30, 2022. The loan is accounted for at cost plus accrued interest and is reported within Other assets in the Consolidated Statement of Financial Condition. Interest income of $0.6 million and $0.4 million for the three months ended May 31, 2022 and 2021, respectively, and $1.1 million and $0.6 million for the six months ended May 31, 2022 and 2021, respectively, was recognized related to the loan and is included in Interest income in the Consolidated Statements of Operations. The loan has a fair value of $27.7 million at May 31, 2022, which would be classified as Level 3 in the fair value hierarchy.

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
The following tables present the fair value and related number of derivative contracts at May 31, 2022 and November 30, 2021 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
May 31, 2022 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$152,090	3
Foreign exchange contracts:
Bilateral OTC	51,845	5	—	—
Total derivatives designated as accounting hedges	51,845		152,090

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	9,052	76,999	2,015	41,098
Cleared OTC	691,397	3,974	541,001	3,875
Bilateral OTC	528,364	819	944,289	851
Foreign exchange contracts:
Bilateral OTC	500,922	11,847	512,817	11,879
Equity contracts:
Exchange-traded	1,005,732	1,363,436	766,134	1,397,278
Bilateral OTC	281,493	4,656	1,122,597	5,305
Commodity contracts:
Exchange-traded	66	1,365	36	1,534
Bilateral OTC	153	165	50,715	2,325
Credit contracts:
Cleared OTC	32,646	95	41,949	95
Bilateral OTC	34,999	14	37,235	13
Total derivatives not designated as accounting hedges	3,084,824		4,018,788

Total gross derivative assets/liabilities:
Exchange-traded	1,014,850		768,185
Cleared OTC	724,043		735,040
Bilateral OTC	1,397,776		2,667,653
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(764,932)		(764,932)
Cleared OTC	(719,960)		(735,040)
Bilateral OTC	(1,243,677)		(1,384,717)
Net amounts in the Consolidated Statement of Financial Condition (4)	$408,100		$1,286,189
(continued)

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2021 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$35,726	2	$32,200	1
Foreign exchange contracts:
Bilateral OTC	30,462	4	—	—
Total derivatives designated as accounting hedges	66,188		32,200

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,262	23,888	756	39,195
Cleared OTC	373,355	4,505	367,134	4,467
Bilateral OTC	322,353	1,037	283,481	967
Foreign exchange contracts:
Bilateral OTC	1,428,712	17,792	1,437,116	17,576
Equity contracts:
Exchange-traded	1,206,606	1,582,713	1,036,019	1,450,624
Bilateral OTC	377,132	2,888	1,824,418	2,682
Commodity contracts:
Exchange-traded	448	1,394	223	1,457
Bilateral OTC	2,703	616	9,862	825
Credit contracts:
Cleared OTC	84,180	132	108,999	128
Bilateral OTC	13,289	14	14,168	17
Total derivatives not designated as accounting hedges	3,810,040		5,082,176

Total gross derivative assets/liabilities:
Exchange-traded	1,208,316		1,036,998
Cleared OTC	493,261		508,333
Bilateral OTC	2,174,651		3,569,045
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(1,008,091)		(1,008,091)
Cleared OTC	(483,339)		(508,333)
Bilateral OTC	(1,814,326)		(2,185,776)
Net amounts in the Consolidated Statement of Financial Condition (4)	$570,472		$1,412,176
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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations related to fair value hedges (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Interest rate swaps	$(100,415)	$(1,671)	$(144,413)	$(45,462)
Long-term debt	105,041	5,215	155,583	52,026
Total	$4,626	$3,544	$11,170	$6,564

The following table provides information related to gains (losses) on net investment hedges recognized in Net foreign currency translation adjustments, a component of Other comprehensive income (loss), in the Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Foreign exchange contracts	$73,498	$(21,906)	$62,560	$(63,406)
Total	$73,498	$(21,906)	$62,560	$(63,406)

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Interest rate contracts	$(87,871)	$21,364	$(129,463)	$(20,760)
Foreign exchange contracts	(112,157)	24,243	(109,533)	71,072
Equity contracts	(16,776)	(3,315)	194,161	(93,012)
Commodity contracts	(34,173)	(6,720)	(68,478)	(25,069)
Credit contracts	7,013	(2,864)	11,445	(2,043)
Total	$(243,964)	$32,708	$(101,868)	$(69,812)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at May 31, 2022 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$—	$153	$—	$(153)	$—
Equity options and forwards	15,292	3,514	—	(14,945)	3,861
Credit default swaps	—	8	4,177	(8)	4,177
Total return swaps	69,436	39,246	46	(9,812)	98,916
Foreign currency forwards, swaps and options	120,957	3,836	284	(3,128)	121,949
Fixed income forwards	30,634	—	—	—	30,634
Interest rate swaps, options and forwards	67,393	351,584	29,597	(114,610)	333,964
Total	$303,712	$398,341	$34,104	$(142,656)	593,501
Cross product counterparty netting					(19,797)
Total OTC derivative assets included in Financial instruments owned, at fair value					$573,704

(1)At May 31, 2022, we held net exchange-traded derivative assets and other credit agreements with a fair value of $249.9 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At May 31, 2022, cash collateral received was $415.5 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$41,566	$9,149	$—	$(153)	$50,562
Equity options and forwards	78,364	393,463	22,849	(14,945)	479,731
Credit default swaps	—	594	8,717	(8)	9,303
Total return swaps	387,018	122,606	100	(9,812)	499,912
Foreign currency forwards, swaps and options	81,886	3,192	49	(3,128)	81,999
Fixed income forwards	845	—	—	—	845
Interest rate swaps, options and forwards	64,166	351,796	428,428	(114,610)	729,780
Total	$653,845	$880,800	$460,143	$(142,656)	1,852,132
Cross product counterparty netting					(19,797)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased, at fair value					$1,832,335

(1)At May 31, 2022, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $25.5 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At May 31, 2022, cash collateral pledged was $571.6 million.
(3)Derivative fair values include counterparty netting within product category.
(4)    Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At May 31, 2022, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$371,914
BBB- to BBB+	36,799
BB+ or lower	73,680
Unrated	91,311
Total	$573,704

(1)    We utilize internal credit ratings determined by the Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
May 31, 2022
Credit protection sold:
Index credit default swaps	$2,428.4	$898.9	$—	$3,327.3
Single name credit default swaps	—	—	0.2	0.2

November 30, 2021
Credit protection sold:
Index credit default swaps	$2,612.0	$1,298.8	$—	$3,910.8
Single name credit default swaps	—	17.6	0.2	17.8

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

	May 31, 2022	November 30, 2021
Derivative instrument liabilities with credit-risk-related contingent features	$411.7	$821.5
Collateral posted	(112.6)	(160.5)
Collateral received	138.0	369.3
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	437.1	1,030.4

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

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
May 31, 2022
Cash	$2,360	$—	$—	$2,360
Corporate equity securities	1,548,640	420,284	1,322	1,970,246
Corporate debt securities	264,308	2,072,975	—	2,337,283
Mortgage-backed and asset-backed securities	—	1,585,022	—	1,585,022
U.S. government and federal agency securities	55,398	8,680,828	—	8,736,226
Municipal securities	—	444,268	—	444,268
Sovereign obligations	5,728	3,256,207	—	3,261,935
Loans and other receivables	—	1,228,714	—	1,228,714
Total	$1,876,434	$17,688,298	$1,322	$19,566,054

November 30, 2021
Corporate equity securities	$1,160,916	$150,602	$7,289	$1,318,807
Corporate debt securities	321,356	2,684,458	—	3,005,814
Mortgage-backed and asset-backed securities	—	1,209,442	—	1,209,442
U.S. government and federal agency securities	6,348	8,426,536	—	8,432,884
Municipal securities	—	413,073	—	413,073
Sovereign obligations	37,101	2,422,901	—	2,460,002
Loans and other receivables	—	712,388	—	712,388
Total	$1,525,721	$16,019,400	$7,289	$17,552,410

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
May 31, 2022
Securities lending arrangements	$1,088,631	$107,370	$285,165	$395,268	$1,876,434
Repurchase agreements	9,267,240	2,549,573	2,363,392	3,508,093	17,688,298
Obligation to return securities received as collateral, at fair value	1,322	—	—	—	1,322
Total	$10,357,193	$2,656,943	$2,648,557	$3,903,361	$19,566,054

November 30, 2021
Securities lending arrangements	$595,628	$1,318	$539,623	$389,152	$1,525,721
Repurchase agreements	6,551,934	1,798,716	4,361,993	3,306,757	16,019,400
Obligation to return securities received as collateral, at fair value	7,289	—	—	—	7,289
Total	$7,154,851	$1,800,034	$4,901,616	$3,695,909	$17,552,410

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2022 and November 30, 2021, the approximate fair value of securities received as collateral by us that may be sold or repledged was $30.16 billion and $31.97 billion, respectively. At May 31, 2022 and November 30, 2021, a substantial portion of the securities received have been sold or repledged.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at May 31, 2022
Securities borrowing arrangements	$6,312,320	$—	$6,312,320	$(416,770)	$(1,328,320)	$4,567,230
Reverse repurchase agreements	14,269,387	(9,524,408)	4,744,979	(469,355)	(4,140,956)	134,668
Securities received as collateral, at fair value	1,322	—	1,322	—	(1,322)	—

Liabilities at May 31, 2022
Securities lending arrangements	$1,876,434	$—	$1,876,434	$(416,770)	$(1,433,026)	$26,638
Repurchase agreements	17,688,298	(9,524,408)	8,163,890	(469,355)	(7,318,621)	375,914
Obligation to return securities received as collateral, at fair value	1,322	—	1,322	—	(1,322)	—

Assets at November 30, 2021
Securities borrowing arrangements	$6,409,420	$—	$6,409,420	$(271,475)	$(1,528,206)	$4,609,739
Reverse repurchase agreements	15,215,785	(7,573,301)	7,642,484	(540,312)	(7,048,823)	53,349
Securities received as collateral, at fair value	7,289	—	7,289	—	(7,289)	—

Liabilities at November 30, 2021
Securities lending arrangements	$1,525,721	$—	$1,525,721	$(271,475)	$(1,213,563)	$40,683
Repurchase agreements (4)	16,019,400	(7,573,301)	8,446,099	(540,312)	(7,136,585)	769,202
Obligation to return securities received as collateral, at fair value	7,289	—	7,289	—	(7,289)	—

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
(3)At May 31, 2022, amounts include $4.50 billion of securities borrowing arrangements, for which we have received securities collateral of $4.32 billion, and $360.0 million of repurchase agreements, for which we have pledged securities collateral of $371.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2021, amounts include $4.51 billion of securities borrowing arrangements, for which we have received securities collateral of $4.35 billion, and $765.0 million of repurchase agreements, for which we have pledged securities collateral of $781.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)There was an immaterial correction in the amount of available collateral, which resulted in a $200 million decrease in the available collateral and a $200 million increase in the net amount related to repurchase agreements at November 30, 2021.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $962.6 million and $1.02 billion at May 31, 2022 and November 30, 2021, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Transferred assets	$2,462.0	$3,146.5	$3,542.6	$6,730.0
Proceeds on new securitizations	2,513.4	3,146.5	3,594.0	6,729.6
Cash flows received on retained interests	6.5	5.1	15.4	11.1

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2022 and November 30, 2021.

The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2022		November 30, 2021
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$255.2	$3.7	$330.2	$4.9
U.S. government agency commercial mortgage-backed securities	2,549.5	180.1	2,201.8	69.2
CLOs	4,676.1	37.0	3,382.3	31.0
Consumer and other loans	2,626.9	142.0	2,271.4	136.4
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

	May 31, 2022		November 30, 2021
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other

Cash	$—	$0.1	$3.8	$—
Financial instruments owned, at fair value	—	37.8	173.1	146.4
Securities purchased under agreements to resell (1)	2,172.6	—	3,697.1	—
Receivables (2)	668.2	30.5	626.8	40.6
Other assets (3)	117.4	67.8	114.6	—
Total assets	$2,958.2	$136.2	$4,615.4	$187.0

Financial instruments sold, not yet purchased, at fair value	$—	$6.9	$—	$109.1
Other secured financings (4)	2,916.3	—	4,521.6	—
Other liabilities (5)	3.5	90.1	46.6	75.3
Total liabilities	$2,919.8	$97.0	$4,568.2	$184.4

Noncontrolling interests	$—	$34.6	$—	$—
(1)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(2)Approximately $1.4 million and $1.2 million of the receivables at May 31, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.
(3)Approximately $65.5 million and $56.5 million of the other assets at May 31, 2022 and November 30, 2021, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $252.6 million and $36.7 million of the other secured financings at May 31, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.
(5)Approximately $85.0 million and $75.3 million of the other liabilities at May 31, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.

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

At May 31, 2022 and November 30, 2021, Foursight is the primary beneficiary of automobile loan financing vehicles to which we transfer automobile loans, act as servicer of the automobile loans for a fee and retain equity interests in the vehicles. The assets of these VIEs consist primarily of automobile loans, which are accounted for as loans held for investment at amortized cost and included within Receivables in the Consolidated Statements of Financial Condition. The liabilities of these VIEs consist of notes issued by the VIEs, which are accounted for at amortized cost and included within Other secured financings in the Consolidated Statements of Financial Condition and do not have recourse to our general credit. The automobile loans are pledged as collateral for the related notes and available only for the benefit of the note holders.

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

Additionally, HomeFed is the primary beneficiary of a real estate syndication entity that is developing a multi-family residential property. HomeFed invested in this property, together with other third-party investors that have noncontrolling interests, and manages the property. Its assets consist primarily of the real estate being developed and its liabilities consist primarily of accrued capital expenditures and other payables. Our variable interests in the VIE consist primarily of our equity ownership interest, a sponsor promote, and development and asset management fees earned for managing the project.

Nonconsolidated VIEs

The following table presents information about our variable interests in nonconsolidated VIEs (in millions):

	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
May 31, 2022
CLOs	$367.6	$0.8	$2,731.9	$7,954.0
Asset-backed vehicles	472.8	—	579.1	4,871.8
Related party private equity vehicles	28.4	—	39.1	81.7
Other investment vehicles	1,392.4	—	1,494.7	15,888.7
Total	$2,261.2	$0.8	$4,844.8	$28,796.2

November 30, 2021
CLOs	$582.2	$2.0	$2,557.1	$10,277.5
Asset-backed vehicles	281.9	—	359.3	3,474.6
Related party private equity vehicles	27.1	—	37.8	78.9
Other investment vehicles	1,111.5	—	1,201.6	15,101.4
Total	$2,002.7	$2.0	$4,155.8	$28,932.4

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

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both May 31, 2022 and November 30, 2021, our total equity commitment in the JCP Entities was $133.0 million, of which $122.3 million and $122.3 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $28.4 million and $27.1 million at May 31, 2022 and November 30, 2021, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $1.39 billion and $1.11 billion at May 31, 2022 and November 30, 2021, respectively. Our unfunded equity commitment related to these investments totaled $102.3 million and $90.0 million at May 31, 2022 and November 30, 2021, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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

At May 31, 2022 and November 30, 2021, we held $1.58 billion and $1.31 billion of agency mortgage-backed securities, respectively, and $205.8 million and $253.9 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. FXCM reported total assets of $398.8 million in its latest financial statements. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the total of the carrying value of the term loan ($51.9 million) and the investment in associated company ($51.2 million) at May 31, 2022. FXCM is not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 8.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the six months ended May 31, 2022 and 2021 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2022
Jefferies Finance	$776,162	$—	$4,796	$25,370	$(3)	$806,325
Berkadia	373,417		77,484	(22,224)	(811)	427,866
FXCM (2)	48,986	(6,969)		10,000	(786)	51,231
Linkem (3)	133,778	(44,972)	—	8,739	—	97,545
Asset Management companies (4)	183,076	—	6,447	(3,250)	2	186,275
Real estate companies	122,720	710	—	10,257	—	133,687
Other (3) (4)	107,651	(454)	(142)	(3,983)	(2,459)	100,613
Total	$1,745,790	$(51,685)	$88,585	$24,909	$(4,057)	$1,803,542

2021
Jefferies Finance	$693,201	$—	$60,835	$(21,817)	$—	$732,219
Berkadia	301,152	—	60,672	(505)	(57)	361,262
FXCM (2)	73,920	(10,120)	—	—	328	64,128
Linkem	198,991	(19,943)	—	(8,783)	—	170,265
Asset Management companies (4)	139,707	—	31,297	(31,591)	—	139,413
Real estate companies	168,678	(3,117)	—	(11,854)	—	153,707
Other (4)	110,914	(914)	240	(3,118)	(1)	107,121
Total	$1,686,563	$(34,094)	$153,044	$(77,668)	$270	$1,728,115

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
(3)Loans to and investments in associated companies at May 31, 2022 include loans and debt securities aggregating $24.5 million related to Linkem and other, and $15.3 million at November 30, 2021 related to other.
(4)Certain prior year amounts have been reclassified to conform to the current year presentation.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
FXCM	$2,578	$(4,658)	$(6,969)	$(10,120)
Linkem	(22,001)	(10,836)	(44,972)	(19,943)
Real estate companies	(1,290)	(9,168)	710	(3,117)
Other	(987)	1,136	(454)	(914)
Total	$(21,700)	$(23,526)	$(51,685)	$(34,094)

Other income (losses) related to associated companies (primarily related to Jefferies Group and classified in Other revenues) includes the following (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Jefferies Finance	$(14,215)	$33,250	$4,796	$60,835
Berkadia	38,584	30,654	77,484	60,672
Asset Management companies (1)	6,316	1,113	6,447	31,297
Other (1)	(118)	121	(142)	240
Total	$30,567	$65,138	$88,585	$153,044

(1)Certain prior year amounts have been reclassified to conform to the current year presentation.

Jefferies Finance

Through Jefferies Group, we own a 50% equity interest in JFIN Parent LLC ("Jefferies Finance") and Jefferies Finance LLC is a direct subsidiary of JFIN Parent LLC. Jefferies Finance is a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company ("MassMutual"). Jefferies Finance is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments for both broadly syndicated and direct lending loans. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement, and Portfolio and Asset Management. Loans are originated primarily through Jefferies Group's investment banking efforts and Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through Jefferies Group. The Portfolio and Asset Management business lines, collectively referred to as Jefferies Credit Partners, manages a broad portfolio of assets under management comprised of portions of loans it has arranged, as well as loan positions that it has purchased in the primary and secondary markets. Jefferies Credit Partners is comprised of three registered Investment Advisors: Jefferies Finance, Apex Credit Partners LLC and JFIN Asset Management LLC, which serve as a private credit platform managing proprietary and third-party capital across comingled funds, separately managed accounts and collateralized loan obligations.

At May 31, 2022, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. The equity commitment is reduced quarterly based on Jefferies Group's share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At May 31, 2022, Jefferies Group's remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2023 with automatic one year extensions absent a 60 day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2022. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2023 with automatic one year extensions absent a 60 day termination notice by either party. At May 31, 2022, Jefferies Group had funded $0.0 million of its $250.0 million commitment. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $0.6 million and $1.3 million during the three months ended May 31, 2022 and 2021, respectively, and $1.0 million and $1.9 million during the six months ended May 31, 2022 and 2021, respectively.

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Origination and syndication fee revenues (1)	$41.9	$145.4	$156.8	$215.7
Origination fee expenses (1)	11.4	20.5	27.3	32.8
CLO placement fee revenues (2)	1.2	1.3	1.9	3.7
Underwriting fees (3)	—	—	—	0.5
Service fees (4)	15.8	14.0	65.8	45.5

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
(2)    Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees, which are included in Investment banking revenues in the Consolidated Statements of Operations. At May 31, 2022 and November 30, 2021, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
At May 31, 2022 and November 30, 2021, we had receivables from Jefferies Finance, included in Other assets in the Consolidated Statements of Financial Condition of $3.0 million and $26.2 million, respectively. At May 31, 2022 and November 30, 2021, we had payables to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition of $0.8 million and $8.5 million, respectively.
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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At May 31, 2022, the aggregate amount of commercial paper outstanding was $1.47 billion.

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

Linkem

We own approximately 42% of the common shares of Linkem, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2026, redeemable preferred stock with a redemption value of $103.9 million at May 31, 2022, and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 57% of Linkem's common equity at May 31, 2022. We have approximately 48% of the total voting securities of Linkem. Additionally, we have made shareholder loans to Linkem with principal outstanding of $7.1 million at May 31, 2022. Subsequent to quarter end in June 2022, we made an additional shareholder loan to Linkem of $39.5 million. We account for our equity interest in Linkem on a two month lag.

Asset Management Companies

Through Jefferies Group, we have asset management equity method investments that consist of our shares in Monashee Holdings LLC ("Monashee") and Oak Hill Capital Management LLC, OHCP GenPar Holdco, LP, Oak Hill Capital Management Partners III, LP and Oak Hill Capital Partners IV (Management), LP (collectively the "Oak Hill entities"). Monashee, an investment management company, a registered investment advisor and general partner of various investment management funds, provides us with a 50% voting rights interest and the rights to distribution of 47.5% of the annual net profits of Monashee's operations if certain thresholds are met. The Asset Management companies investments also consist of membership interests and limited partnership interests of approximately 15% in the Oak Hill investment management company and registered investment advisor and the Oak Hill general partner entity, which is entitled to carried interest from certain Oak Hill managed funds. A portion of the carrying amount of these investments relates to contract and customer relationship and client relationship intangible assets and goodwill. The intangible assets are amortized over their useful life and the goodwill is not amortized.

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

We own approximately 48.1% of 54 Madison, a fund that owns interests in three real estate projects and is in the process of being liquidated.

Note 9.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	May 31, 2022	November 30, 2021
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$7,554	$7,732

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $130,699 and $128,012	39,347	42,808
Trademarks and tradenames, net of accumulated amortization of $33,855 and $32,244	94,030	96,509
Other, net of accumulated amortization of $12,328 and $11,329	4,354	5,353
Total intangible assets, net	145,285	152,402

Goodwill:
Investment Banking and Capital Markets (1)	1,556,588	1,561,928
Asset Management	143,000	143,000
Real estate	36,711	36,711
Other operations	3,459	3,459
Total goodwill	1,739,758	1,745,098

Total intangible assets, net and goodwill	$1,885,043	$1,897,500

(1)    The decrease in Investment Banking and Capital Markets goodwill during the six months ended May 31, 2022, primarily relates to translation adjustments.

Amortization expense on intangible assets was $2.5 million and $3.6 million for the three months ended May 31, 2022 and 2021, respectively, and $6.0 million and $7.2 million for the six months ended May 31, 2022 and 2021, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five fiscal years is as follows (in thousands):

Remainder of current year	$5,034
2023	9,900
2024	9,143
2025	8,633
2026	8,606

Note 10.  Short-Term Borrowings

Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	May 31, 2022	November 30, 2021
Bank loans (1)	$347,381	$215,063
Floating rate puttable notes (1)	6,800	6,800
Total short-term borrowings	$354,181	$221,863

(1)    These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

At May 31, 2022 and November 30, 2021, the weighted average interest rate on short-term borrowings outstanding was 2.17% and 1.41% per annum, respectively.

At May 31, 2022 and November 30, 2021, Jefferies Group's borrowings under credit facilities classified within bank loans in Short-term borrowings in the Consolidated Statements of Financial Condition were $345.0 million and $200.0 million, respectively. Jefferies Group's borrowings include credit facilities that contain certain covenants that, among other things, require it to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for its U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of its subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and Jefferies Group in reference to the bank's cost of funding. At May 31, 2022, Jefferies Group was in compliance with all covenants under these credit facilities.

Note 11.  Long-Term Debt

Principal amounts included in the table below are shown net of unamortized discounts, premiums and debt issuance costs (dollars in thousands).

	May 31, 2022	November 30, 2021
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $441,748 principal	$440,536	$440,120
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,921	246,888
Total long-term debt – Parent Company	687,457	687,008

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group Unsecured Long-term Debt:
1.00% Euro Medium Term Notes, due July 19, 2024, $536,850 and $566,150 principal	535,932	564,985
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	728,582	775,550
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	365,253	366,556
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	991,016	990,525
2.625% Senior Notes due October 15, 2031, $1,000,000 principal (1)	932,107	988,059
2.75% Senior Notes, due October 15, 2032, $500,000 principal (1)	409,167	460,724
6.25% Senior Debentures, due January 15, 2036, $495,000 principal	505,033	505,267
6.50% Senior Notes, due January 20, 2043, $391,000 principal	409,702	409,926
Floating Rate Senior Notes, due October 29, 2071	61,709	61,703
Jefferies Group Unsecured Revolving Credit Facility	349,263	348,951
Structured Notes (2)	1,617,020	1,843,598
Jefferies Group Secured Long-term Debt:
Jefferies Group Secured Credit Facilities (3)	822,035	706,608
Jefferies Group Secured Bank Loan	100,000	100,000
HomeFed EB-5 Program debt	207,987	203,132
HomeFed construction loans	77,847	45,581
Vitesse Energy Revolving Credit Facility	81,985	67,572
Total long-term debt – subsidiaries	8,194,638	8,438,737

Long-term debt	$8,882,095	$9,125,745

(1)    Amounts include net gains of $155.6 million and $52.0 million during the six months ended May 31, 2022 and 2021, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 4 for further information.
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

Subsidiary Debt:

During the six months ended May 31, 2022, structured notes with a total principal amount of approximately $170.5 million, net of retirements, were issued by Jefferies Group.

At May 31, 2022 and November 30, 2021, borrowings under several of Jefferies Group's credit facilities classified within Long-term debt amounted to $1.17 billion and $972.9 million, respectively. Interest on these credit facilities is based on adjusted London Interbank Offered Rate ("LIBOR") rates or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require Jefferies Group to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of its subsidiaries. At May 31, 2022, Jefferies Group was in compliance with all covenants under theses credit facilities.

In addition, one of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan ("Jefferies Group Secured Bank Loan"). At both May 31, 2022 and November 30, 2021, borrowings under the Jefferies Group Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt. The Jefferies Group Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At May 31, 2022, Jefferies Group was in compliance with all covenants under the Jefferies Group Secured Bank Loan.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At May 31, 2022, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's EB-5 Program debt matures in 2024 and 2025.

At May 31, 2022, HomeFed has construction loans with an aggregate committed amount of $148.6 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loans bear interest based on the 30 day LIBOR or the Secured Overnight Financing Rate ("SOFR"), plus spreads of 2.15% to 3.15%, subject to adjustment on the first of each calendar month. At May 31, 2022, the weighted average interest rate on these loans was 3.30%. The loans mature between September 2022 and May 2024 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At May 31, 2022 and November 30, 2021, $78.8 million and $46.8 million, respectively, was outstanding under the construction loan agreements.

Vitesse Energy has a revolving credit facility with a syndicate of banks that matures in April 2026 and has a maximum borrowing base of $200.0 million at May 31, 2022. At May 31, 2022, $84.0 million was outstanding under the facility. Borrowings under the facility have been made as SOFR loans that bear interest at SOFR plus a spread ranging from 2.75% to 3.75% based on the borrowing base utilization percentage. The credit facility is guaranteed by Vitesse Energy's subsidiaries and is collateralized with a minimum of 85% of Vitesse Energy's proved reserve value of its oil and gas properties. Vitesse Energy's borrowing base is subject to regular re-determination on or about April 1 and October 1 of each year based on proved oil and gas reserves, hedge positions and estimated future cash flows from these reserves calculated using future commodity pricing provided by Vitesse Energy's lenders. At November 30, 2021, $68.0 million was outstanding under the prior revolving credit facility.

Note 12.  Mezzanine Equity

Redeemable Noncontrolling Interests

At May 31, 2022 and November 30, 2021, redeemable noncontrolling interests include other redeemable noncontrolling interests of $18.8 million and $25.4 million, respectively, primarily related to our oil and gas exploration and development businesses.

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

Senior Executive Compensation Plan.

In December 2021, our senior executives were granted RSUs containing service conditions, including a special leadership continuity grant, as well as RSUs that contain both service and performance conditions. For the three and six months ended May 31, 2022, we recorded $6.6 million and $11.9 million, respectively, of stock-based compensation related to these awards.

In December 2020, our senior executives were granted nonqualified stock options and stock appreciation rights ("SARs"). The total initial fair value of the stock options and SARs were recorded as expense at the time of the grant, as both awards have no future service requirements. For the three and six months ended May 31, 2021, we recorded $2.2 million and $48.6 million, respectively, of total Compensation and benefits expense relating to the stock options and SARs, of which $0.0 million and $12.9 million, respectively, was stock-based compensation and $2.2 million and $35.7 million, respectively, related to the SAR awards.

Share-Based Compensation Expense. Share-based compensation expense relating to grants made under our share-based compensation plans was $13.3 million and $10.1 million (including $2.2 million related to the senior executive stock option and SAR awards, as discussed above) for the three months ended May 31, 2022 and 2021, respectively, and $23.0 million and $64.3 million (including $48.6 million related to the senior executive stock option award and SAR awards, as discussed above) for the six months ended May 31, 2022 and 2021, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. At May 31, 2022, total unrecognized compensation cost related to nonvested share-based compensation plans was $107.0 million; this cost is expected to be recognized over a weighted average period of 3.6 years.

At May 31, 2022, there were 836,000 shares of restricted stock outstanding with future service required, 4,205,000 RSUs outstanding with future service required (including target RSUs that may be issued under the senior executive compensation plan), 12,424,000 RSUs outstanding with no future service required, 5,061,000 stock options outstanding and 1,141,000 shares issuable under other plans. Additionally, the Preferred Shares are currently convertible into 4,440,863 common shares at an effective conversion price of $28.15 per share. The maximum potential increase to common shares outstanding resulting from these outstanding awards and the Preferred Shares is 27,272,000 at May 31, 2022.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards that are subject to ratable vesting terms with service requirements. These awards are amortized as compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At May 31, 2022, the remaining unamortized amount of the restricted cash awards was $279.8 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of 3 years.

Note 14.  Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	May 31, 2022	November 30, 2021
Net unrealized gains (losses) on available for sale securities	$(277)	$269
Net foreign currency translation adjustments	(189,188)	(166,499)
Net changes in instrument-specific credit risk	(76,472)	(153,672)
Net minimum pension liability	(51,040)	(52,241)
Total accumulated other comprehensive income (loss)	$(316,977)	$(372,143)

Amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	For the Six Months Ended May 31,
	2022	2021
Net changes in instrument-specific credit risk, net of income tax provision (benefit) of $(8) and $920	$(24)	$2,859	Principal transactions revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(412) and $(525)	(1,201)	(1,551)	Selling, general and other expenses, which includes pension expense
Total reclassifications for the period, net of tax	$(1,225)	$1,308

Note 15. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Revenues from contracts with customers:
Commissions and other fees	$254,706	$222,624	$484,022	$459,393
Investment banking	600,859	1,000,700	1,545,907	2,004,312
Other	277,392	269,029	510,070	461,291
Total revenues from contracts with customers	1,132,957	1,492,353	2,539,999	2,924,996

Other sources of revenue:
Principal transactions	204,589	361,023	453,744	1,280,924
Interest income	244,699	230,448	458,680	470,945
Other	35,902	82,505	108,524	193,052
Total revenues from other sources	485,190	673,976	1,020,948	1,944,921

Total revenues	$1,618,147	$2,166,329	$3,560,947	$4,869,917

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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments (1)
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Reconciling Items -Consolidation Adjustments	Total
Three months ended May 31, 2022
Major Business Activity:
Investment Banking - Advisory	$371,760	$—	$—	$—	$—	$371,760
Investment Banking - Underwriting	229,455	—	—	—	(356)	229,099
Equities (2)	251,433	—	—	—	(155)	251,278
Fixed Income (2)	3,428	—	—	—	—	3,428
Asset Management	—	3,300	—	—	—	3,300
Manufacturing revenues	—	—	166,028	—	—	166,028
Oil and gas revenues	—	—	83,240	—	—	83,240
Other revenues	—	—	24,824	—	—	24,824
Total revenues from contracts with customers	$856,076	$3,300	$274,092	$—	$(511)	$1,132,957

Primary Geographic Region:
Americas	$683,804	$3,300	$273,030	$—	$(511)	$959,623
Europe	106,392	—	649	—	—	107,041
Asia Pacific	65,880	—	413	—	—	66,293
Total revenues from contracts with customers	$856,076	$3,300	$274,092	$—	$(511)	$1,132,957

Three months ended May 31, 2021
Major Business Activity:
Investment Banking - Advisory	$390,508	$—	$—	$—	$—	$390,508
Investment Banking - Underwriting	610,192	—	—	—	—	610,192
Equities (2)	219,855	—	—	—	(19)	219,836
Fixed Income (2)	2,788	—	—	—	—	2,788
Asset Management	—	2,315	—	—	—	2,315
Manufacturing revenues	—	—	184,092	—	—	184,092
Oil and gas revenues	—	—	45,032	—	—	45,032
Other revenues	—	—	37,590	—	—	37,590
Total revenues from contracts with customers	$1,223,343	$2,315	$266,714	$—	$(19)	$1,492,353

Primary Geographic Region:
Americas	$962,556	$2,011	$265,972	$—	$(19)	$1,230,520
Europe	196,891	304	537	—	—	197,732
Asia Pacific	63,896	—	205	—	—	64,101
Total revenues from contracts with customers	$1,223,343	$2,315	$266,714	$—	$(19)	$1,492,353

	Reportable Segments (1)
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Reconciling Items -Consolidation Adjustments	Total
Six months ended May 31, 2022
Major Business Activity:
Investment Banking - Advisory	$915,529	$—	$—	$—	$—	$915,529
Investment Banking - Underwriting	630,734	—	—	—	(356)	630,378
Equities (2)	477,501	—	—	—	(292)	477,209
Fixed Income (2)	6,813	—	—	—	—	6,813
Asset Management	—	15,869	—	—	—	15,869
Manufacturing revenues	—	—	307,136	—	—	307,136
Oil and gas revenues	—	—	141,159	—	—	141,159
Other revenues	—	—	45,906	—	—	45,906
Total revenues from contracts with customers	$2,030,577	$15,869	$494,201	$—	$(648)	$2,539,999

Primary Geographic Region:
Americas	$1,620,874	$15,869	$492,259	$—	$(648)	$2,128,354
Europe	272,564	—	1,207	—	—	273,771
Asia Pacific	137,139	—	735	—	—	137,874
Total revenues from contracts with customers	$2,030,577	$15,869	$494,201	$—	$(648)	$2,539,999

Six months ended May 31, 2021
Major Business Activity:
Investment Banking - Advisory	$701,947	$—	$—	$—	$—	$701,947
Investment Banking - Underwriting	1,302,365	—	—	—	—	1,302,365
Equities (2)	453,394	—	—	—	(188)	453,206
Fixed Income (2)	6,187	—	—	—	—	6,187
Asset Management	—	9,741	—	—	—	9,741
Manufacturing revenues	—	—	321,939	—	—	321,939
Oil and gas revenues	—	—	77,041	—	—	77,041
Other revenues	—	—	52,570	—	—	52,570
Total revenues from contracts with customers	$2,463,893	$9,741	$451,550	$—	$(188)	$2,924,996

Primary Geographic Region:
Americas	$1,989,422	$9,108	$450,310	$—	$(188)	$2,448,652
Europe	360,628	633	906	—	—	362,167
Asia Pacific	113,843	—	334	—	—	114,177
Total revenues from contracts with customers	$2,463,893	$9,741	$451,550	$—	$(188)	$2,924,996

(1)    In the first quarter of 2022, we transferred certain Merchant Banking net assets to our Investment Banking and Capital Markets, and Asset Management segments. Prior year amounts have been reclassified to conform to current segment reporting.
(2) Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2022. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at May 31, 2022.

We recognized $18.9 million and $20.9 million during the three months ended May 31, 2022 and 2021, respectively, and $52.6 million and $41.4 million during the six months ended May 31, 2022 and 2021, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $6.6 million and $5.6 million during the three months ended May 31, 2022 and 2021, respectively, and $10.1 million and $8.5 million during the six months ended May 31, 2022 and 2021, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

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

We had receivables related to revenues from contracts with customers of $248.5 million and $298.7 million at May 31, 2022 and November 30, 2021, respectively, and we had contract assets related to revenues from contracts with customers of $16.7 million and $25.2 million at May 31, 2022 and November 30, 2021, respectively. We had no significant impairments related to these receivables or contract assets during the three and six months ended May 31, 2022 and 2021.

Our deferred revenue primarily includes deferred revenue related to our real estate operations and retainer and milestone fees received in investment banking advisory engagements where the performance obligations have not yet been satisfied. Deferred revenues were $30.3 million and $49.7 million at May 31, 2022 and November 30, 2021, respectively, which are recorded in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended May 31, 2022, we recognized $8.1 million of deferred revenue from the balance at February 28, 2022. During the three months ended May 31, 2021, we recognized $4.1 million of deferred revenue from the balance at February 28, 2021. During the six months ended May 31, 2022, we recognized $20.8 million of deferred revenue from the balance at November 30, 2021. During the six months ended May 31, 2021, we recognized $9.4 million of deferred revenue from the balance at November 30, 2020.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At May 31, 2022 and November 30, 2021, capitalized costs to fulfill a contract were $1.5 million and $1.6 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $0.7 million and $0.8 million during the three months ended May 31, 2022 and 2021, respectively, and $1.5 million and $1.8 million during the six months ended May 31, 2022 and 2021, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31, 2022 and 2021.

Note 16.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions was $455.6 million (including $105.8 million for interest) at May 31, 2022, of which $290.7 million related to Jefferies Group, and was $436.9 million (including $97.9 million for interest) at November 30, 2021, of which $273.2 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The net deferred tax asset was $401.3 million and $327.5 million at May 31, 2022 and November 30, 2021, respectively. The deferred tax asset is predominately attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the largest component of which relates to compensation and benefits. The deferred tax asset is included in Other assets in the Consolidated Statements of Financial Condition.

We are currently under examination by a number of taxing jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs.

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2018
New York State	2001
New York City	2006
United Kingdom	2020
Hong Kong	2016
Germany	2017

Our provision for income taxes for the six months ended May 31, 2022 was $114.0 million, representing an effective tax rate of 20.4%. The provision for income taxes for the six months ended May 31, 2022 includes the recognition of an excess tax benefit relating to the conversion of RSUs to common shares. Our provision for income taxes for the six months ended May 31, 2021 was $339.1 million, representing an effective tax rate of 26.6%.

Note 17.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$114,014	$352,596	$441,461	$935,031
Allocation of earnings to participating securities (1)	(365)	(2,178)	(2,116)	(5,470)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	113,649	350,418	439,345	929,561
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(4)	43	25	107
Mandatorily redeemable convertible preferred share dividends (2)	—	1,626	4,141	3,252
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$113,645	$352,087	$443,511	$932,920

Denominator for earnings per share:
Weighted average common shares outstanding	236,687	246,937	239,325	248,144
Weighted average shares of restricted stock outstanding with future service required	(967)	(1,618)	(1,259)	(1,540)
Weighted average RSUs outstanding with no future service required	13,422	17,961	15,264	18,225
Denominator for basic earnings per share – weighted average shares	249,142	263,280	253,330	264,829
Stock options and other share based awards	1,331	1,152	1,627	646
Senior executive compensation plan RSUs awards	1,506	2,219	2,096	2,032
Mandatorily redeemable convertible preferred shares (2)	—	4,441	4,441	4,441
Denominator for diluted earnings per share	251,979	271,092	261,494	271,948

(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 975,500 and 1,638,600 for the three months ended May 31, 2022 and 2021, respectively, and 1,269,800 and 1,561,100 for the six months ended May 31, 2022 and 2021, respectively. Dividends declared on participating securities were not material during the three and six months ended May 31, 2022 and 2021. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)For the three months ended May 31, 2022, shares related to the mandatorily redeemable convertible preferred shares were not included in the computation of diluted per share amounts as the effect was antidilutive.

Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2022, the Board of Directors increased the share repurchase authorization by $87.5 million. In March 2022, the Board of Directors increased the share repurchase authorization by $250.0 million. During the first half of 2022, we purchased a total of 18,051,306 of our common shares for $622.2 million, or an average price of $34.47 per share, including 14,624,095 of our common shares in the open market for $500.0 million under our current Board of Director authorization, and 3,427,211 shares of our common stock for $122.2 million in connection with net-share settlements under our equity compensation plan. At May 31, 2022, we had no remaining authorization of future repurchases. In June 2022, the Board of Directors increased the share repurchase authorization back up to $250.0 million.

Note 18.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities at May 31, 2022 (in millions):

	Expected Maturity Date (Fiscal Years)
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Maximum Payout
Equity commitments (1)	$292.6	$27.3	$2.4	$5.2	$168.3	$495.8
Loan commitments (1)	4.0	267.6	—	70.0	—	341.6
Underwriting commitments	72.3	—	—	—	—	72.3
Forward starting reverse repos (2)	10,774.6	—	—	—	—	10,774.6
Forward starting repos (2)	5,632.5	—	—	—	—	5,632.5
Other unfunded commitments (1)	—	109.0	346.1	—	—	455.1
Total	$16,776.0	$403.9	$348.5	$75.2	$168.3	$17,771.9

(1)Equity commitments, loan commitments and other unfunded commitments are generally presented by contractual maturity date. The amounts are however mostly available on demand.
(2)At May 31, 2022, all except $5.7 million within forward starting securities purchased under agreements to resell and all except $3.6 million of the forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At May 31, 2022, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.7 million.

See Note 8 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, at May 31, 2022, we had other outstanding equity commitments to invest up to $70.8 million in the Oak Hill entities, $350.0 million to strategic affiliates and $48.9 million in various other investments.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2022, we had $91.6 million of outstanding loan commitments to clients.

Loan commitments outstanding at May 31, 2022 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At May 31, 2022, $0.0 million of Jefferies Group's $250.0 million commitment was funded.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of May 31, 2022 (in millions):

	Expected Maturity Date (Fiscal Years)
Guarantee Type	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$12,365.3	$9,290.1	$9,364.9	$1,619.7	$107.0	$32,747.0
Written derivative contracts – credit related	—	—	0.2	—	—	0.2
Total derivative contracts	$12,365.3	$9,290.1	$9,365.1	$1,619.7	$107.0	$32,747.2

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2022, the fair value of derivative contracts meeting the definition of a guarantee is approximately $600.7 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At May 31, 2022, the aggregate amount of commercial paper outstanding was $1.47 billion.

HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At May 31, 2022, the aggregate amount of infrastructure improvement bonds outstanding was $75.2 million.
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
Standby Letters of Credit.  At May 31, 2022, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $8.2 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.

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

Jefferies LLC's net capital and excess net capital at May 31, 2022 were $1.88 billion and $1.77 billion, respectively. JFSI's net capital and excess net capital at May 31, 2022 were $344.4 million and $324.4 million, respectively.
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

Note 20.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	May 31, 2022		November 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$872,531	$906,242	$835,009	$866,163

Financial Liabilities:
Short-term borrowings (2)	$354,181	$354,181	$221,863	$221,863
Long-term debt (3)	7,265,075	7,185,379	7,282,147	8,004,211

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

Note 21.  Related Party Transactions

Jefferies Capital Partners Related Funds. Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at May 31, 2022 and November 30, 2021 are Jefferies Group's equity investments in Private Equity Related Funds of $28.4 million and $27.1 million, respectively. Net gains (losses) from Jefferies Group's investment in JCP Fund V aggregating $2.3 million and $5.0 million for the three months ended May 31, 2022 and 2021, respectively, and $3.2 million and $4.5 million for the six months ended May 31, 2022 and 2021, respectively, were recorded in Principal transactions revenues. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 7 and 18.

Special Purpose Acquisition Companies. Jefferies Group earned investment banking revenues during the three and six months ended May 31, 2021 of $10.5 million and $24.0 million, respectively, for services provided to special purpose acquisition companies we have co-sponsored.

Berkadia Commercial Mortgage, LLC. At May 31, 2022 and November 30, 2021, Jefferies Group has commitments to purchase $361.0 million and $425.6 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

Asset Management Investments. Through Jefferies Group, we have entered into an investment management agreement whereby Monashee provides asset management services to us for certain separately managed accounts. Our net investment balance in the separately managed accounts was $8.9 million and $13.6 million at May 31, 2022 and November 30, 2021, respectively.

We own limited partnership interests in certain Oak Hill managed funds of $4.4 million and $6.0 million at May 31, 2022 and November 30, 2021, respectively, which are measured at the NAV of the funds and included within Financial instruments owned, at fair value, in the Consolidated Statements of Financial Condition.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $0.6 million and $0.7 million at May 31, 2022 and November 30, 2021, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.

Officers, Directors and Employees. We had $20.8 million and $23.1 million of loans outstanding to certain non-executive officers and employees at May 31, 2022 and November 30, 2021, respectively.

Receivables from and payables to customers include balances arising from officers', directors' and employees' individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

Note 22.  Segment Information
We are engaged in investment banking and capital markets, and asset management. We also own a legacy portfolio of businesses and investments that we historically denominated as our "Merchant Banking" business.
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
Corporate assets primarily consist of cash and cash equivalents. Corporate revenues primarily include interest income.

Certain information concerning our segments is presented in the following tables (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Net revenues:
Reportable Segments:
Investment Banking and Capital Markets	$1,098,378	$1,598,862	$2,580,196	$3,586,358
Asset Management	31,147	50,675	91,103	279,877
Merchant Banking	238,255	296,815	427,790	563,819
Corporate	1,818	724	2,564	1,314
Total net revenues related to reportable segments	1,369,598	1,947,076	3,101,653	4,431,368
Reconciling items - Consolidation adjustments	(516)	3,431	(656)	6,081
Total consolidated revenues	$1,369,082	$1,950,507	$3,100,997	$4,437,449

Income (loss) before income taxes:
Reportable Segments:
Investment Banking and Capital Markets	$188,063	$435,015	$608,948	$991,246
Asset Management	973	7,148	16,982	191,080
Merchant Banking	(3,628)	54,448	(28,035)	146,650
Corporate	(10,126)	(12,099)	(21,890)	(32,576)
Income before income taxes related to reportable segments	175,282	484,512	576,005	1,296,400
Reconciling items - Parent Company interest	(8,385)	(13,829)	(16,776)	(27,731)
Reconciling items - Consolidation adjustments	(356)	3,456	(356)	6,255
Total consolidated income before income taxes	$166,541	$474,139	$558,873	$1,274,924

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking and Capital Markets	$22,766	$20,805	$46,321	$41,515
Asset Management	467	489	829	968
Merchant Banking	16,655	17,268	38,251	33,982
Corporate	419	878	843	1,742
Total consolidated depreciation and amortization expenses	$40,307	$39,440	$86,244	$78,207

	May 31, 2022	November 30, 2021
Identifiable Assets Employed:
Reportable Segments:
Investment Banking and Capital Markets	$49,754,402	$52,903,374
Asset Management	3,461,539	3,205,799
Merchant Banking	2,323,547	2,263,050
Corporate	1,902,875	2,432,927
Identifiable assets related to reportable segments	57,442,363	60,805,150
Reconciling items - Consolidation adjustments	(228,553)	(401,040)
Total consolidated assets	$57,213,810	$60,404,110

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended May 31, 2022 and 2021, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($8.4 million and $13.8 million, respectively) and Merchant Banking ($0.9 million and $0.8 million, respectively). For the six months ended May 31, 2022 and 2021, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($16.8 million and $27.7 million, respectively) and Merchant Banking ($1.6 million and $1.8 million, respectively). Additionally, for the three and six months ended May 31, 2021, interest expense classified as a component of Expenses in the Investment Banking and Capital Markets reportable segment includes $5.3 million and $10.8 million, respectively, related to Foursight.

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

A summary of results of operations for the second quarter of 2022 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,098,378	$31,147	$238,255	$1,818	$—	$(516)	$1,369,082

Expenses:
Cost of sales	—	—	130,449	—	—	—	130,449
Compensation and benefits	522,860	10,816	39,319	5,482	—	—	578,477
Non-compensation expenses:
Floor brokerage and clearing fees	85,247	8,769	—	—	—	—	94,016
Selling, general and other expenses	279,442	10,122	32,834	6,043	—	(160)	328,281
Interest expense	—	—	926	—	8,385	—	9,311
Depreciation and amortization	22,766	467	16,655	419	—	—	40,307
Total non-compensation expenses	387,455	19,358	50,415	6,462	8,385	(160)	471,915
Total expenses	910,315	30,174	220,183	11,944	8,385	(160)	1,180,841
Income (loss) before income taxes and loss related to associated companies	188,063	973	18,072	(10,126)	(8,385)	(356)	188,241
Loss related to associated companies	—	—	(21,700)	—	—	—	(21,700)
Income (loss) before income taxes	$188,063	$973	$(3,628)	$(10,126)	$(8,385)	$(356)	166,541
Income tax provision							49,683
Net income							$116,858

A summary of results of operations for the first half of 2022 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$2,580,196	$91,103	$427,790	$2,564	$—	$(656)	$3,100,997

Expenses:
Cost of sales	—	—	226,120	—	—	—	226,120
Compensation and benefits	1,247,136	30,752	78,642	11,631	—	—	1,368,161
Non-compensation expenses:
Floor brokerage and clearing fees	157,413	20,564	—	—	—	—	177,977
Selling, general and other expenses	520,378	21,976	59,504	11,980	—	(300)	613,538
Interest expense	—	—	1,623	—	16,776	—	18,399
Depreciation and amortization	46,321	829	38,251	843	—	—	86,244
Total non-compensation expenses	724,112	43,369	99,378	12,823	16,776	(300)	896,158
Total expenses	1,971,248	74,121	404,140	24,454	16,776	(300)	2,490,439
Income (loss) before income taxes and loss related to associated companies	608,948	16,982	23,650	(21,890)	(16,776)	(356)	610,558
Loss related to associated companies	—	—	(51,685)	—	—	—	(51,685)
Income (loss) before income taxes	$608,948	$16,982	$(28,035)	$(21,890)	$(16,776)	$(356)	558,873
Income tax provision							114,040
Net income							$444,833

A summary of results of operations for the second quarter of 2021 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,598,862	$50,675	$296,815	$724	$—	$3,431	$1,950,507

Expenses:
Cost of sales	—	—	143,847	—	—	—	143,847
Compensation and benefits	778,284	21,671	24,252	7,035	—	—	831,242
Non-compensation expenses:
Floor brokerage and clearing fees	66,211	10,599	—	—	—	—	76,810
Selling, general and other expenses	293,276	10,768	32,631	4,910	—	(25)	341,560
Interest expense (1)	5,271	—	843	—	13,829	—	19,943
Depreciation and amortization	20,805	489	17,268	878	—	—	39,440
Total non-compensation expenses	385,563	21,856	50,742	5,788	13,829	(25)	477,753
Total expenses	1,163,847	43,527	218,841	12,823	13,829	(25)	1,452,842
Income (loss) before income taxes and loss related to associated companies	435,015	7,148	77,974	(12,099)	(13,829)	3,456	497,665
Loss related to associated companies	—	—	(23,526)	—	—	—	(23,526)
Income (loss) before income taxes	$435,015	$7,148	$54,448	$(12,099)	$(13,829)	$3,456	474,139
Income tax provision							120,820
Net income							$353,319

(1)    Interest expense within Investment Banking and Capital Markets relates to Foursight for the second quarter of 2021.

A summary of results for the first half of 2021 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,586,358	$279,877	$563,819	$1,314	$—	$6,081	$4,437,449

Expenses:
Cost of sales	—	—	239,406	—	—	—	239,406
Compensation and benefits	1,887,979	44,456	48,781	22,569	—	—	2,003,785
Non-compensation expenses:
Floor brokerage and clearing fees	132,785	20,441	—	—	—	—	153,226
Selling, general and other expenses	522,009	22,932	59,151	9,579	—	(174)	613,497
Interest expense (1)	10,824	—	1,755	—	27,731	—	40,310
Depreciation and amortization	41,515	968	33,982	1,742	—	—	78,207
Total non-compensation expenses	707,133	44,341	94,888	11,321	27,731	(174)	885,240
Total expenses	2,595,112	88,797	383,075	33,890	27,731	(174)	3,128,431
Income (loss) before income taxes and loss related to associated companies	991,246	191,080	180,744	(32,576)	(27,731)	6,255	1,309,018
Loss related to associated companies	—	—	(34,094)	—	—	—	(34,094)
Income (loss) before income taxes	$991,246	$191,080	$146,650	$(32,576)	$(27,731)	$6,255	1,274,924
Income tax provision							339,056
Net income							$935,868

(1)    Interest expense within Investment Banking and Capital Markets relates to Foursight for the first half of 2021.

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

Our financial results for the second quarter of 2022 were impacted by:

•Investment Banking and Capital Markets net revenues of $1.10 billion:
◦Investment Banking net revenues of $687.0 million, including advisory net revenues of $371.8 million, equity underwriting net revenues of $122.4 million and debt underwriting net revenues of $107.0 million;
◦Combined Capital Markets net revenues of $416.3 million, including equities net revenues of $254.8 million and fixed income net revenues of $161.5 million;
•Asset Management revenues (before allocated net interest) of $44.8 million; and
•Pre-tax loss of $3.6 million related to our Merchant Banking businesses reflecting:
◦Strong results at Idaho Timber;
◦Hedging losses at Vitesse Energy, LLC ("Vitesse Energy"); and
◦Mark-to-market declines in the value of several of our investments in public companies.

Our financial results for the first half of 2022 were impacted by:

•Investment Banking and Capital Markets net revenues of $2.58 billion:
◦Investment Banking net revenues of $1.69 billion, including advisory net revenues of $915.5 million, equity underwriting net revenues of $278.5 million and debt underwriting net revenues of $352.2 million;
◦Combined Capital Markets net revenues of $896.1 million, including equities net revenues of $531.9 million and fixed income net revenues of $364.3 million;
•Asset Management revenues (before allocated net interest) of $118.8 million; and
•Pre-tax loss of $28.0 million related to our Merchant Banking businesses reflecting:
◦Strong results at Idaho Timber;
◦Hedging losses at Vitesse Energy; and

◦Mark-to-market declines in the value of several of our investments in public companies.

Our financial results for the second quarter of 2021 were impacted by:

•Investment Banking and Capital Markets net revenues of $1.60 billion:
◦Investment banking net revenues of $1.08 billion, including advisory net revenues of $390.5 million, equity underwriting net revenues of $324.5 million and debt underwriting net revenues of $285.7 million;
◦Combined capital markets net revenues of $500.1 million, including equities net revenues of $242.9 million and fixed income net revenues of $257.2 million;
•Asset Management revenues (before allocated net interest) of $62.1 million; and
•Pre-tax income of $54.4 million related to our Merchant Banking businesses reflecting:
◦Strong quarterly results from Idaho Timber; and
◦Mark-to-market increases in the value of several of our investments in public and private companies.

Our financial results for the first half of 2021 were impacted by:

•Investment Banking and Capital Markets net revenues of $3.59 billion:
◦Investment banking net revenues of $2.17 billion, including advisory net revenues of $701.9 million, equity underwriting net revenues of $819.3 million and debt underwriting net revenues of $483.1 million;
◦Combined capital markets net revenues of $1.39 billion, including equities net revenues of $774.0 million and fixed income net revenues of $620.6 million;
•Asset Management revenues (before allocated net interest) of $301.7 million; and
•Pre-tax income of $146.7 million related to our Merchant Banking businesses reflecting:
◦Strong results from Idaho Timber; and
◦Mark-to-market increases in the value of several of our investments in public and private companies.

Investment Banking and Capital Markets

A summary of results of operations for our Investment Banking and Capital Markets segment is as follows (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021

Net revenues	$1,098,378	$1,598,862	$2,580,196	$3,586,358

Expenses:
Compensation and benefits	522,860	778,284	1,247,136	1,887,979
Non-compensation expenses:
Floor brokerage and clearing fees	85,247	66,211	157,413	132,785
Selling, general and other expenses	279,442	293,276	520,378	522,009
Interest expense	—	5,271	—	10,824
Depreciation and amortization	22,766	20,805	46,321	41,515
Total non-compensation expenses	387,455	385,563	724,112	707,133
Total expenses	910,315	1,163,847	1,971,248	2,595,112
Income before income taxes	$188,063	$435,015	$608,948	$991,246

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

Revenues by Source

Net revenues presented for our Investment Banking and Capital Markets reportable segment include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs. We have made a change to the presentation of our "Revenues by Source" to present Jefferies Group's share of the net earnings of Berkadia Commercial Mortgage Holding LLC ("Berkadia") within Other investment banking net revenues, which was previously presented within the Other business category. We believe that this change to our revenue reporting better aligns with management's current view of our business activities related to commercial real estate investment banking and management reporting. Previously reported results are presented on a comparable basis.

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021

Advisory	$371,760	$390,508	$915,529	$701,947

Equity underwriting	122,435	324,462	278,535	819,268
Debt underwriting	107,020	285,730	352,199	483,097
Total underwriting	229,455	610,192	630,734	1,302,365

Other investment banking	85,746	82,461	143,880	165,483
Total investment banking	686,961	1,083,161	1,690,143	2,169,795

Equities	254,807	242,949	531,854	773,965
Fixed income	161,478	257,197	364,278	620,556
Total capital markets	416,285	500,146	896,132	1,394,521

Other	(4,868)	15,555	(6,079)	22,042
Total Investment Banking and Capital Markets (1)	$1,098,378	$1,598,862	$2,580,196	$3,586,358

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
•    The revenues of Foursight, Jefferies Group's wholly-owned subsidiary engaged in the lending and servicing of automobile loans; and
•    Securities and loans received or acquired in connection with our investment banking activities.

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	For the Three Months Ended May 31,		For the Six Months Ended May 31,		For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021	2022	2021	2022	2021

Advisory transactions	64	64	196	129	$45.3	$71.1	$184.1	$153.3
Public and private equity and convertible offerings	37	104	84	220	$8.1	$37.9	$20.2	$81.7
Public and private debt financings	144	201	320	364	$62.3	$105.9	$150.4	$182.6

Investment banking revenues for the second quarter of 2022 were $687.0 million, compared with $1.08 billion for the second quarter of 2021, as mergers and acquisitions activity remained robust, while underwriting revenues declined, consistent with a reduction in industry-wide deal activity.

Our advisory revenues were $371.8 million for the second quarter of 2022, down $18.7 million, or 4.8% compared to the prior year comparable quarter, as activity in the mergers and acquisitions markets remained solid, although deals are taking longer on average to close.

Total underwriting revenues for the second quarter of 2022 were $229.5 million, a decrease of 62.4%, from $610.2 million in the prior year comparable quarter, reflecting lower net revenues of $122.4 million in equity underwriting and lower net revenues of $107.0 million in debt underwriting. The decline in our debt and equity underwriting net revenues are consistent with a general slowdown in new issuance as a result of uncertain economic and market conditions.

Other investment banking net revenues were $85.7 million for the second quarter of 2022, compared with net revenues of $82.5 million for the second quarter of 2021. Other investment banking revenues during second quarter of 2022 include an increase in our share of the net income of Berkadia compared with the prior year comparable quarter, primarily due to increased mortgage originations, and mark-to-market gains of $46.2 million related to certain investments. This was partially offset by a decline in our share of the net earnings of our Jefferies Finance joint venture due to more difficult conditions in the leveraged finance market in the current year quarter.

At May 31, 2022, both the equity and debt new issue markets are very challenged due to market volatility, inflation concerns and global instability. Our investment banking backlog is consistent with last quarter's strong levels, but execution remains dependent on market conditions. As an indicator of net revenues in a given future period, backlog is subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in our backlog may be completed, and expected transactions may be modified, delayed or cancelled.

Investment banking revenues for the first half of 2022 were $1.69 billion, compared with a record $2.17 billion for the first half of 2021, reflecting higher revenues in mergers and acquisitions, which were more than offset by lower revenues in debt and equity underwriting.

Our advisory revenues were a record of $915.5 million for the first half of 2022, up $213.6 million, or 30.4%, compared to the prior year comparable period, as activity in the mergers and acquisitions markets remained strong and the number of our completed transactions continued to increase, especially in the first quarter of the current year period.

Total underwriting revenues for the first half of 2022 were $630.7 million, a decrease of 51.6%, from a record $1.30 billion in the prior year comparable period, reflecting lower net revenues of $278.5 million in equity underwriting and $352.2 million in debt underwriting. The decline in our debt and equity underwriting net revenues was consistent with the substantial reduction in industry-wide deal activity, including a slowdown in Special Purpose Acquisition Companies ("SPACs") transactions as compared with the prior year comparable period. The current year period was impacted by the challenging equity and debt markets, while the prior year comparable period results benefited as clients took advantage of the strong equity environment to raise equity capital and as companies took advantage of the low rate environment to access the debt capital markets with high levels of activity in the leveraged loan new issuance markets and record levels of high yield bond refinancing activity.

Other investment banking net revenues were $143.9 million for the first half of 2022, compared with net revenues $165.5 million for the first half of 2021. Other investment banking revenues during the first half of 2022 include an increase in our share of the net income of Berkadia compared with the prior year comparable period, primarily due to increased mortgage originations, and mark-to-market gains of $32.5 million related to certain investments. This was partially offset by a decline in our share of the net earnings of our Jefferies Finance joint venture due to difficult conditions in the leveraged finance market in the current year period.

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

Total equities net revenues were $254.8 million for the second quarter of 2022, slightly higher than the $242.9 million recorded for the second quarter of 2021. This quarter's revenues benefited from record high commissions as our client franchise continues to grow, partially offset by a challenging trading environment, as our results were impacted by market volatility and global instability.

Results in our U.S. cash equities business reflected higher trading revenues, compared to mark-to-market losses from SPAC-related activity in the prior year comparable quarter. Our electronic trading and prime brokerage businesses had record quarters, reflecting increased client trading volumes driving strong commission revenues and continued growth and momentum in our outsourced trading business. The increase in our global equities net revenues is also reflective of losses on certain block positions in the prior year comparable quarter that were not repeated in the current year quarter.

The increase in our equities net revenues was offset by lower revenues in our global convertibles and equity derivatives businesses primarily driven by a challenging market environment as uncertainty around persistent inflation, rising interest rates and global unrest from the Russian war on Ukraine impacted trading activity.

Total equities net revenues were $531.9 million for the first half of 2022, compared with $774.0 million for the first half of 2021, as our results were impacted by challenging market conditions for equity trading as a result of the market volatility and global instability, as well as significantly reduced SPAC-related activity, partially offset by market share gains and ongoing momentum in our client franchise. This compares to all-time record results in predominately all our equities businesses and across each of our regions during the first half of 2021.

Results in our global cash equities business were lower across regions versus results on strong market volumes in the prior year comparable period. The prior year comparable period also benefited from trading opportunities related to SPACs. Our global convertibles business also had lower revenues primarily driven by weaker equity markets and widening credit spreads compared to a strong issuance market in the prior year comparable period and our equity derivatives business results declined as a difficult and challenging trading environment put pressure on trading activity during the current year period.

The lower results were offset by record six months results in our electronic trading and prime brokerage businesses, reflecting increased client trading volumes driving strong commission revenues and continued growth and momentum in our outsourced trading business.

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

Fixed income net revenues totaled $161.5 million for the second quarter of 2022, a decrease of 37.2% from net revenues of $257.2 million for the second quarter of 2021, reflecting lower trading volumes, negatively impacted by widening credit spreads and rising interest rates, in addition to unrealized mark-to-market losses on certain mortgage inventory positions. The prior year comparable quarter results were reflective of particularly strong client activity and robust trading activity.

Results in certain U.S. securitized markets group products were significantly impacted by high levels of volatility, widening spreads and geopolitical uncertainty, leading to mark-to-market losses on these products and a significant decline in demand for securitized products. The lower revenues in our global rates businesses were due to increased interest rates and the escalation of the Russian war on Ukraine driving difficult trading conditions during the current year quarter. Results across most of our credit franchise businesses were lower on a slowdown in trading opportunities, as results in the prior year comparable quarter reflected higher revenues across regions and products, due to increased client trading activity.

The lower results were partially offset by higher revenues in our emerging markets business due to an increase in trading opportunities, as increased volatility due to geopolitical concerns drove an increase in trading volumes during the current year quarter.

Fixed income net revenues totaled $364.3 million for the first half of 2022, a decrease of 41.3% from net revenues of $620.6 million for the first half of 2021, primarily due to reduced client activity across most products and regions and mark-to-market losses on certain mortgage inventory positions, as increased inflation and interest rate concerns and a slowdown in securitization activity resulted in fewer trading opportunities. The prior year comparable period results were reflective of particularly strong client activity and robust trading activity.

Results in certain U.S. securitized markets group products were significantly impacted by high levels of volatility, widening spreads and geopolitical uncertainty, leading to mark-to-market losses on these products and a significant decline in demand for securitized products. Results across most of our credit franchise business were lower on a slowdown in trading opportunities, as results in the prior year comparable period reflected robust revenues across regions and products, due to increased client trading activity. Additionally, trading conditions were difficult for municipal securities as compared to strong results in the prior year comparable period.

The lower results were partially offset by higher revenues in our emerging markets business, primarily in the second half of the current year period, as increased volatility due to geopolitical concerns drove an increase in trading volumes.

Other

Other is comprised of revenues from:
•Principal investments in private equity and hedge funds managed by third-parties, which are not part of our asset management platform and other strategic investment positions; and
• Investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expenses).

Our other net revenues were a loss of $4.9 million for the second quarter of 2022, a decrease of $20.5 million compared with net revenues of $15.6 million for the second quarter of 2021. Our other net revenues were a loss of $6.1 million for the first half of 2022, a decrease of $28.1 million compared with net revenues of $22.0 million for the first half of 2021.

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

The following table provides a summary of compensation and benefits expense (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021

Compensation expense without future service requirements	$482,955	$725,304	$1,169,069	$1,793,697
Amortization of share-based and cash-based awards	39,905	52,980	78,067	94,282
Total Compensation and benefits expense	$522,860	$778,284	$1,247,136	$1,887,979

Compensation and benefits expense as a percentage of Net revenues	47.6%	48.7%	48.3%	52.6%
A significant portion of compensation expense is highly variable with net revenues. Compensation and benefits expense decreased, consistent with the decrease in net revenues. Amortization of share-based and cash-based awards decreased in the second quarter of 2022 and first half of 2022 as compared to the same periods in 2021 as a result of the accelerated amortization recognized in the year ended November 30, 2021 of certain cash-based awards that had been granted during previous years, which were amended to remove any service requirements for vesting in the awards.

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
Non-compensation expenses were $387.5 million for the second quarter of 2022, an increase of $1.9 million, compared with $385.6 million in the second quarter of 2021. Non-compensation expenses as a percentage of Investment Banking and Capital Markets net revenues were 35.3% and 24.1% for the second quarter of 2022 and 2021, respectively.
The increase in non-compensation expenses was primarily due to higher business development expenses as business travel, conferences and other events increased from the prior year comparable quarter which was substantially curtailed due to COVID-19, higher Floor brokerage and clearing fees, commensurate with record high equity commission revenues and higher technology and communication expenses related to the development of various trading and management systems and increased market data costs. Other expenses in the current year quarter included our charitable donations of $13.5 million from our Ukrainian Doing Good Global Trading Day as compared to the prior year comparable quarter, which included bad debt expense related to our prime brokerage business. The increase was partially offset by lower underwriting costs due to a decrease in the volume of equity and debt underwriting transactions.

Non-compensation expenses were $724.1 million for the first half of 2022, an increase of $17.0 million, compared with $707.1 million in the first half of 2021. Non-compensation expenses as a percentage of Investment Banking and Capital Markets net revenues were 28.1% and 19.7% for the first half of 2022 and 2021, respectively.

The increase in non-compensation expenses was primarily due to higher business development expenses as business travel, conferences and other events increased from the prior year comparable period which was substantially curtailed due to COVID-19, higher Floor brokerage and clearing fees, commensurate with strong equity commission revenues and higher technology and communication expenses related to the development of various trading and management systems and increased market data costs. Other expenses in the current year period included our charitable donations of $13.5 million from our Ukrainian Doing Good Global Trading Day as compared to the prior year comparable period, which included bad debt expenses related to our prime brokerage business and our charitable donations of $7.7 million. This increase was partially offset by lower underwriting costs due to a decrease in the volume of equity and debt underwriting transactions.

Asset Management
Our asset management business is a diversified alternative asset management platform offering institutional clients an innovative range of investment strategies directly and through our affiliated asset managers. We provide certain of our affiliated asset managers access to our fully integrated global operational infrastructure and support. This may include strategy and product development, daily operations and finance-related activities, compliance, legal and human resources support, as well as marketing business development.
A summary of results of operations for our Asset Management segment is as follows (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021

Net revenues	$31,147	$50,675	$91,103	$279,877

Expenses:
Compensation and benefits	10,816	21,671	30,752	44,456
Non-compensation expenses:
Floor brokerage and clearing fees	8,769	10,599	20,564	20,441
Selling, general and other expenses	10,122	10,768	21,976	22,932
Depreciation and amortization	467	489	829	968
Total non-compensation expenses	19,358	21,856	43,369	44,341
Total expenses	30,174	43,527	74,121	88,797
Income before income taxes	$973	$7,148	$16,982	$191,080
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

The following summarizes the results of our Asset Management businesses revenues by asset class (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
Asset management fees:
Equities	$695	$624	$5,985	$5,623
Multi-asset	2,605	1,691	9,884	4,118
Total asset management fees	3,300	2,315	15,869	9,741

Revenues from arrangements with strategic affiliates (1)	10,816	20,175	42,749	79,058
Total asset management fees and revenues	14,116	22,490	58,618	88,799

Investment return (2)	30,637	39,624	60,167	212,916
Allocated net interest (2)	(13,606)	(11,439)	(27,682)	(21,838)
Total Asset Management	$31,147	$50,675	$91,103	$279,877

(1)These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
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

Asset management net revenues for the second quarter of 2022 were $31.1 million, compared to $50.7 million recorded in the second quarter of 2021. Total asset management fees and revenues for the second quarter of 2022 were $14.1 million, compared with $22.5 million in the prior year comparable quarter. The decrease was due to a decline in performance and similar fees and revenues earned through our strategic affiliates, partially offset by higher asset management fees on funds managed by us.

Our investment return for the second quarter of 2022 was $30.6 million, compared with $39.6 million for the prior year comparable quarter, as our strategies were impacted by a difficult environment for most long/short equity funds and energy funds, partially offset by higher revenues in certain multi-strategy funds. Results in the current year quarter also include allocated net interest expenses of $13.6 million, compared with $11.4 million in the prior year comparable quarter.

Asset management net revenues for the first half of 2022 were $91.1 million, compared to $279.9 million recorded in the first half of 2021. Total asset management fees and revenues for the first half of 2022 were $58.6 million, compared with $88.8 million in the prior year comparable period. The decrease was due to a decline in performance and similar fees and revenues earned through our strategic affiliates, partially offset by higher asset management fees on funds managed by us.

Our investment return for the first half of 2022 was $60.2 million, compared with $212.9 million for the first half of 2021, as our strategies were significantly impacted by a difficult environment for long/short equity funds, multi-strategy funds and credit funds and lower performance by strategies that had very strong returns during the prior year comparable period. Results for the first half of 2022 also include allocated net interest expenses of $27.7 million, compared with $21.8 million in the prior year comparable period.

A significant portion of compensation expense is highly variable with net revenues. Compensation and benefits expense decreased for the second quarter of 2022 and first half of 2022, consistent with the decrease in net revenues.

Assets Under Management

The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.

Assets under management by predominant asset class were as follows (in millions):

	May 31, 2022	November 30, 2021
Assets under management:
Equities	$417	$349
Multi-asset	852	482
Total	$1,269	$831

Change in assets under management were as follows (in millions):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021

Balance, beginning of period	$992	$773	$831	$774
Net cash flow in (out)	274	4	432	(30)
Net market appreciation (depreciation)	3	(9)	6	24
Balance, end of period	$1,269	$768	$1,269	$768

The change in assets under management during the second quarter of 2022 and first half of 2022 is primarily due to new subscriptions and investments from third-parties. The change in assets under management during the second quarter of 2021 is primarily due to redemptions from certain funds that were in the process of being liquidated and net market depreciation during the period, partially offset by new subscriptions and investments from third-parties. The change in assets under management during the first half of 2021 is primarily due to the redemption from certain funds that were in the process of being liquidated, partially offset by new subscriptions and investments from third-parties and net market appreciation during the period.

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

	May 31, 2022	November 30, 2021

Jefferies Financial Group Inc., as manager:
Fund investments (1)	$213,297	$221,359
Separately managed accounts (2)	224,665	251,665
Total	437,962	473,024

Strategic affiliates, as asset manager:
Fund investments (1)	1,085,006	831,508
Separately managed accounts (2)	231,659	368,377
Investments in asset managers	216,143	222,661
Total	1,532,808	1,422,546
Total asset management investments	$1,970,770	$1,895,570

(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund, and accordingly, the assets and liabilities of the fund are included in the representative line items in the consolidated financial statements. At May 31, 2022 and November 30, 2021, $52.5 million and $76.5 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented in the Consolidated Statements of Financial Condition within each respective line item.
Collectively, we and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $28.0 billion and $23.6 billion at May 31, 2022 and November 30, 2021, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:

•$24.2 billion and $20.1 billion as of May 31, 2022 and November 30, 2021, respectively - This includes the assets under management raised by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement. In some instances, due to the timing of payments and crystallization of profits or revenue, the revenue related to these relationships will generally be realized and recognized once per year at the calendar year-end (during our first fiscal quarter).
•$2.5 billion and $2.6 billion as of May 31, 2022 and November 30, 2021, respectively - Net asset values of investments made by us in funds or separately managed accounts. We invest in certain strategies using our own capital often before opening a strategy to outside capital. The net asset values include our seed capital of $1.7 billion and $1.6 billion as of May 31, 2022 and November 30, 2021, respectively, in addition to amounts financed of $0.8 billion and $1.0 billion as of May 31, 2022 and November 30, 2021, respectively, invested in funds and separately managed accounts that are managed by us and our affiliated asset managers.
•$1.3 billion and $0.8 billion as of May 31, 2022 and November 30, 2021, respectively - This includes third-party investments actively managed by wholly-owned managers.

Merchant Banking

A summary of results for our Merchant Banking segment is as follows (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021

Net revenues	$238,255	$296,815	$427,790	$563,819

Expenses:
Cost of sales	130,449	143,847	226,120	239,406
Compensation and benefits	39,319	24,252	78,642	48,781
Non-compensation expenses:
Selling, general and other expenses	32,834	32,631	59,504	59,151
Interest expense	926	843	1,623	1,755
Depreciation and amortization	16,655	17,268	38,251	33,982
Total non-compensation expenses	50,415	50,742	99,378	94,888
Total expenses	220,183	218,841	404,140	383,075
Income before income taxes and loss related to associated companies	18,072	77,974	23,650	180,744
Loss related to associated companies	(21,700)	(23,526)	(51,685)	(34,094)
Income (loss) before income taxes	$(3,628)	$54,448	$(28,035)	$146,650

The decrease in Net revenues in the second quarter and first half of 2022 as compared to the same periods in 2021 is primarily due to mark-to-market declines in the value of several of our investments in public companies, partially offset by revenue increases in some of our consolidated investments. The increase in Compensation and benefits expense in the second quarter and first half of 2022 as compared to the same periods in 2021 primarily relates to certain fair value based compensation arrangements within some of our consolidated investments.

A summary of results for Merchant Banking by source is as follows (in thousands):

	Revenues	Expenses	Income (Loss) Related to Associated Companies	Income (Loss) before Income Taxes

For the three months ended May 31, 2022
Oil and gas	$46,914	$54,966	$—	$(8,052)
Idaho Timber	175,814	133,440	—	42,374
Real estate	19,838	15,306	(1,290)	3,242
Other	(4,311)	16,471	(20,410)	(41,192)
Total	$238,255	$220,183	$(21,700)	$(3,628)

For the three months ended May 31, 2021
Oil and gas	$37,070	$34,126	$—	$2,944
Idaho Timber	184,111	130,263	—	53,848
Real estate	33,971	33,404	(9,168)	(8,601)
Other	41,663	21,048	(14,358)	6,257
Total	$296,815	$218,841	$(23,526)	$54,448

	Revenues	Expenses	Income (Loss) Related to Associated Companies	Income (Loss) before Income Taxes

For the six months ended May 31, 2022
Oil and gas	$72,399	$102,706	$—	$(30,307)
Idaho Timber	316,922	230,364	—	86,558
Real estate	45,203	32,059	710	13,854
Other	(6,734)	39,011	(52,395)	(98,140)
Total	$427,790	$404,140	$(51,685)	$(28,035)

For the six months ended May 31, 2021
Oil and gas	$50,388	$68,373	$—	$(17,985)
Idaho Timber	322,003	229,856	—	92,147
Real estate	45,643	47,695	(3,117)	(5,169)
Other	145,785	37,151	(30,977)	77,657
Total	$563,819	$383,075	$(34,094)	$146,650

Oil and Gas

Production revenue for the second quarter of 2022 was $66.3 million, $23.6 million higher than the $42.7 million in the second quarter of 2021, due to higher oil and gas prices, in part due to geopolitical issues. Production revenues include sales of oil and gas, as well as realized gains and losses related to oil hedges. Realized losses on oil hedges were $17.0 million and $2.8 million during the second quarter of 2022 and 2021, respectively. Net unrealized losses related to oil hedge derivatives were $19.4 million and $5.6 million during the second quarter of 2022 and 2021, respectively. For the second quarter of 2022, approximately 64% of oil production was hedged at a weighted average price of approximately $63/barrel. Total expenses increased during the second quarter of 2022 as compared to the second quarter of 2021, reflecting higher non-cash compensation expense and higher operating expenses.

Production revenue for the first half of 2022 was $115.7 million, $37.8 million higher than the $77.9 million in the first half of 2021, due to higher oil and gas prices, in part due to geopolitical issues. Production revenues include sales of oil and gas, as well as realized gains and losses related to oil hedges. Realized losses on oil hedges were $25.5 million and $0.1 million during the first half of 2022 and 2021, respectively. Net unrealized losses related to oil hedge derivatives were $43.4 million and $27.5 million during the first half of 2022 and 2021, respectively. Total expenses increased during the first half of 2022 as compared to the first half of 2021, reflecting higher non-cash compensation expense, and higher depreciation and operating expenses.

For the first half of 2022, approximately 61% of oil production was hedged at a weighted average price of approximately $61/barrel. For the remainder of 2022, approximately 46% of expected oil production is hedged at a weighted average price of approximately $59/barrel and for 2023, we have approximately 33% of expected oil production hedged at a weighted average price of approximately $79/barrel. As these hedging arrangements are not eligible for hedge accounting, it is difficult to align the impact of the hedging by quarter, with the earning of revenues for which the hedges were designed. Hedging gains and losses during the current periods reflect changes in the value of hedges which expire at varying dates through 2024.
Idaho Timber
Net revenues decreased by $8.3 million in the second quarter of 2022 as compared to the second quarter of 2021 primarily due to a decrease in shipments of 5% and a decrease in the average selling price of 5%. Net revenues decreased by $5.1 million in the first half of 2022 as compared to the first half of 2021 primarily due to a decrease in shipments of 9%, partially offset by an increase in the average selling price of 5%.
Throughout the second quarter and into the third quarter of 2022, lumber prices have declined from recent highs. Should these declines sustain, it will result in reduced revenues and pre-tax income for Idaho Timber in future quarters.
The increase in total expenses for Idaho Timber of $3.2 million in the second quarter of 2022 as compared to the second quarter of 2021 primarily reflects an increase in cost of sales, slightly offset by decreased compensation expense.

Real Estate

The decrease in real estate revenues and expenses in the second quarter of 2022 as compared to the second quarter of 2021 primarily reflects decreased sales of properties and the related cost of sales. The decrease in real estate expenses in the first half of 2022 as compared to the first half of 2021 primarily reflects decreased cost of sales.

Other

Other revenues reflect realized and unrealized gains (losses) on financial instruments owned, which are held at fair value, of $(18.4) million and $32.6 million for the second quarter of 2022 and 2021, respectively, and $(31.2) million and $128.5 million for the first half of 2022 and 2021, respectively. The gains (losses) on financial instruments owned include mark-to-market changes in the value of our investments in public companies of $(21.4) million and $7.8 million for the second quarter of 2022 and 2021, respectively, and $(37.5) million and $92.1 million for the first half of 2022 and 2021, respectively.

Corporate

A summary of results of operations for our Corporate segment is as follows (in thousands):

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021

Net revenues	$1,818	$724	$2,564	$1,314

Expenses:
Compensation and benefits	5,482	7,035	11,631	22,569
Non-compensation expenses:
Selling, general and other expenses	6,043	4,910	11,980	9,579
Depreciation and amortization	419	878	843	1,742
Total non-compensation expenses	6,462	5,788	12,823	11,321
Total expenses	11,944	12,823	24,454	33,890
Loss before income taxes	$(10,126)	$(12,099)	$(21,890)	$(32,576)

Compensation and benefits expense is lower in the second quarter and first half of 2022 due to results reflecting a more challenging operating environment, as well as a meaningful reduction in expense related to share-based awards that impacted the second quarter and first half of 2021. Total expenses include share-based compensation expense of $2.1 million and $3.0 million for the second quarter of 2022 and 2021, respectively, and $4.5 million and $12.0 million for the first half of 2022 and 2021, respectively. Share-based compensation for first half of 2021 reflects $7.0 million related to the full fair value of certain share-based grants made during 2021, which were fully vested upon grant.

Parent Company Interest

Parent company interest expense totaled $8.4 million and $13.8 million for the second quarter of 2022 and 2021, respectively, and $16.8 million and $27.7 million for the first half of 2022 and 2021, respectively. The decrease in interest expense in the second quarter and first half of 2022, is a result of the repurchase in the fourth quarter of 2021 of $308.3 million principal amount of our 5.50% Senior Notes due October 18, 2023. Interest expense may also fluctuate due to capitalization of interest.

Income Taxes

Our provisions for income taxes were $49.7 million and $120.8 million, respectively, for the second quarter of 2022 and 2021, representing effective tax rates of 29.8% and 25.5%, respectively. For the first half of 2022 and 2021, our provisions for income taxes were $114.0 million and $339.1 million, respectively, representing effective tax rates of 20.4% and 26.6%, respectively. The decrease in the effective tax rate for the first half of 2022, as compared to the first half of 2021, is primarily due to the recognition of an excess tax benefit related to the conversion of restricted stock units to common shares. The increase in share price from the time of the restricted stock unit grants to the time of these conversions generated excess tax deductions, reducing our tax rate for the period of the conversions.

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
The tables below reconcile the balance sheet for each of our segments to our consolidated balance sheet (in thousands):

	May 31, 2022
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$6,950,568	$4,463	$170,001	$1,398,085	$—	$8,523,117
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	962,590	—	—	—	—	962,590
Financial instruments owned, at fair value	17,537,744	2,413,131	291,596	5,484	—	20,247,955
Loans to and investments in associated companies	1,235,254	193,068	375,220	—	—	1,803,542
Securities borrowed	6,312,320	—	—	—	—	6,312,320
Securities purchased under agreements to resell	4,643,876	101,103	—	—	—	4,744,979
Securities received as collateral, at fair value	1,322	—	—	—	—	1,322
Receivables	8,674,855	535,998	105,527	141	—	9,316,521
Property, equipment and leasehold improvements, net	857,502	857	24,755	8,012	—	891,126
Intangible assets, net and goodwill	1,696,418	143,293	45,332	—	—	1,885,043
Other assets	881,953	69,626	1,311,116	491,153	(228,553)	2,525,295
Total assets	49,754,402	3,461,539	2,323,547	1,902,875	(228,553)	57,213,810

Liabilities
Long-term debt (1) (2)	6,417,084	1,409,735	367,819	687,457	—	8,882,095
Other liabilities	36,450,746	1,020,922	329,826	246,794	(228,553)	37,819,735
Total liabilities	42,867,830	2,430,657	697,645	934,251	(228,553)	46,701,830

Redeemable noncontrolling interests	—	—	18,841	—	—	18,841
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	728	18,950	48,284	—	—	67,962
Total Jefferies Financial Group Inc. shareholders' equity	$6,885,844	$1,011,932	$1,558,777	$843,624	$—	$10,300,177

(1)    Jefferies Group long-term debt of $7.83 billion at May 31, 2022 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.
(2)    Long-term debt within Merchant Banking of $367.8 million at May 31, 2022, primarily includes $285.8 million for real estate businesses and $82.0 million for Vitesse Energy. At May 31, 2022, Vitesse Energy had $84.0 million drawn out of the maximum $200.0 million borrowing base on its credit facility. See Note 11 in our consolidated financial statements for additional information.

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

The table below presents our capital by significant business and investment (in thousands):

	May 31, 2022	November 30, 2021

Investment Banking and Capital Markets	$6,885,844	$6,568,905

Asset Management	1,011,932	1,021,381

Merchant Banking:
Real estate	495,455	476,939
Oil and gas	432,712	510,798
Idaho Timber	121,522	87,527
FXCM	103,111	99,441
Linkem	97,545	133,778
Investments in public companies	193,798	231,307
Other	114,634	117,397
Total Merchant Banking	1,558,777	1,657,187

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	843,624	1,306,282
Total Capital	$10,300,177	$10,553,755

Below is a brief description of the captions in the table above:

•Investment Banking and Capital Markets includes investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to clients across most industry sectors in the Americas, Europe, the Middle East and Africa, and Asia Pacific. Capital markets businesses operate across the spectrum of equities and fixed income products. Our Investment Banking and Capital Markets businesses are conducted by Jefferies Group, our largest subsidiary, and is the largest independent full-service global investment banking firm headquartered in the U.S.

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
◦Our investment in FXCM and associated companies consists of a senior secured term loan due May 6, 2023 ($71.6 million principal outstanding at May 31, 2022), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity in FXCM. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.
◦We own approximately 42% of the common shares of Linkem. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2026, redeemable preferred stock with a redemption value of $103.9 million at May 31, 2022 and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 57% of Linkem's common equity at May 31, 2022. Additionally, we have made shareholder loans to Linkem with principal outstanding of $7.1 million at May 31, 2022. Subsequent to quarter end in June 2022, we made an additional shareholder loan to Linkem of $39.5 million. Linkem provides residential broadband services in Italy using LTE technologies deployed over the 3.5 GHz spectrum band.

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

Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time, total $1.57 billion at May 31, 2022 and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in the Consolidated Statement of Financial Condition as cash and cash equivalents and financial instruments owned, at fair value. At May 31, 2022, $1.17 billion of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.

During the first half of 2022, our parent company received cash distributions of $448.7 million from our subsidiary businesses, including $363.8 million from Jefferies Group.

Our current annual cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, aggregate approximately $373.6 million in the upcoming year. Dividends paid during the first half of 2022 of $142.5 million include quarterly dividends of $0.30 per share. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.

For many years, we benefited from federal net operating loss carryovers ("NOLs") which substantially offset our federal cash tax requirements. As a result of full utilization of our federal NOLs and other tax attributes, we have been incurring and paying federal taxes since 2020.

Our primary long-term parent company cash requirement is our $691.7 million principal outstanding as of May 31, 2022 under our long-term debt, of which $441.7 million is due in 2023 and $250.0 million in 2043.

Shares Outstanding

During the first half of 2022, we purchased a total of 18,051,306 of our common shares for $622,2 million, or an average price of $34.47 per share, including 14,624,095 of our common shares in the open market for $500.0 million under our current Board of Director authorizations, and 3,427,211 shares of our common stock for $122.2 million in connection with net-share settlements under our equity compensation plan. At May 31, 2022, we had no remaining authorization of future repurchases. In June 2022, the Board of Directors increased the share repurchase authorization back up to $250.0 million.

At May 31, 2022, we had outstanding 232,321,354 common shares, 17,770,000 share-based awards that do not require the holder to pay any exercise price and 5,061,000 stock options that require the holder to pay an average exercise price of $23.73 per share. The 17,770,000 share-based awards include the target number of shares that may be issued under the senior executive award plan. Additionally, we have mandatorily redeemable convertible preferred shares that are currently convertible into 4,440,863 common shares, at an effective conversion price of $28.15 per share. At May 31, 2022, the maximum potential increase to common shares outstanding resulting from these outstanding awards and the preferred shares is 27,272,000 (potentially an aggregate of 259,593,354 outstanding common shares if all awards and preferred shares become outstanding common shares).

Long-term Debt Ratings

From time to time in the past, we have accessed public and private credit markets and raised capital in underwritten bond financings. The funds raised have been used by us for general corporate purposes, including for our existing businesses and new investment opportunities. In addition, the ratings of Jefferies are a factor considered by rating agencies that rate the debt of our subsidiary companies, including Jefferies Group, whose access to external financing is important to its day to day operations. Ratings issued by bond rating agencies are subject to change at any time. Our long-term debt ratings at May 31, 2022 are as follows:

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

The following table provides a summary of our cash flows (in thousands):

	For the Six Months Ended May 31,
	2022	2021

Cash, cash equivalents and restricted cash at beginning of period	$11,828,304	$9,664,972
Net cash provided by (used for) operating activities	9,418	(981,586)
Net cash used for investing activities	(233,476)	(128,812)
Net cash provided by (used for) financing activities	(2,056,139)	775,987
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9,795)	4,755
Cash, cash equivalents and restricted cash at end of period	$9,538,312	$9,335,316

During the first half of 2022, net cash provided by operating activities primarily reflects funds provided by Jefferies Group of $51.9 million.
During the first half of 2021, net cash used for operating activities primarily relates to funds used by Jefferies Group of $875.8 million.

During the first half of 2022, net cash used for investing activities principally reflects $323.2 million of loans to and investments in associated companies and $258.2 million of capital distributions and loan repayments from associated companies.
During the first half of 2021, net cash used for investing activities principally reflects $1.99 billion of loans to and investments in associated companies and $2.03 billion of capital distributions and loan repayments from associated companies.
During the first half of 2022, net cash used for financing activities primarily relates to funds used by Jefferies Group of $1.38 billion, including funds used for the repayment of debt of $1.85 billion and payments on other secured financings of $1.82 billion, offset by funds provided by the issuance of debt of $2.28 billion. Additionally, funds used for financing activities includes funds used to repurchase common shares for treasury of $622.2 million and funds used to pay dividends of $142.5 million.
During the first half of 2021, net cash provided by financing activities primarily relates to funds provided by Jefferies Group of $954.8 million, including funds provided by the issuance of debt of $1.10 billion and proceeds from other secured financings of $765.1 million, partially offset by funds used for the repayment of debt of $951.4 million. Additionally, funds provided by financing activities includes the issuance of debt of $165.5 million and proceeds from other secured financings of $77.1 million at Foursight. This was partially offset by funds used for the repayment of debt of $185.5 million at Foursight, funds used to repurchase common shares for treasury of $130.1 million and funds used to pay dividends of $99.5 million.
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

At May 31, 2022, the Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 financial instruments owned, at fair value that are approximately 3.2% of total financial instruments owned, at fair value.

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

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Six Months Ended May 31, 2022	Year Ended November 30, 2021
Securities purchased under agreements to resell:
Period end	$4,745	$7,642
Month end average	8,031	9,425
Maximum month end	10,428	12,321

Securities sold under agreements to repurchase:
Period end	$8,164	$8,446
Month end average	12,523	11,515
Maximum month end	17,417	19,207

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

To ensure that inventory does not need to be liquidated in the event of a funding stress, we seek to maintain surplus cash capital. Jefferies Group's total long-term capital of $14.74 billion at May 31, 2022 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Modeled Liquidity Outflow scenarios, Jefferies Group determines, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At May 31, 2022, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Modeled Liquidity Outflow. Jefferies Group regularly refines its model to reflect changes in market or economic conditions and the firm's business mix.
Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	May 31, 2022	Average Balance Second Quarter 2022 (1)	November 30, 2021
Cash and cash equivalents:
Cash in banks	$1,892,165	$3,109,169	$1,888,693
Money market investments (2)	5,062,866	3,472,943	6,924,871
Total cash and cash equivalents	6,955,031	6,582,112	8,813,564

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,224,647	1,130,110	1,621,118
Other (4)	482,155	460,682	311,641
Total other sources	1,706,802	1,590,792	1,932,759
Total cash and cash equivalents and other liquidity sources	$8,661,833	$8,172,904	$10,746,323
(1)Average balances are calculated based on weekly balances.
(2)At May 31, 2022 and November 30, 2021, $5.05 billion and $6.91 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million at both May 31, 2022 and November 30, 2021 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended May 31, 2022 was $3.46 billion.
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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in Jefferies Group's trading accounts are actively traded and readily marketable. At May 31, 2022, repurchase financing can be readily obtained for 69.4% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's financial instruments owned, primarily consisting of bank loans, consumer loans and investments, are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes Jefferies Group's financial instruments owned by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	May 31, 2022		November 30, 2021
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$3,742,063	$597,519	$2,635,956	$347,157
Corporate debt securities	2,500,699	63,405	2,943,135	31,935
U.S. government, agency and municipal securities	3,195,649	143,131	3,610,885	109,325
Other sovereign obligations	1,896,902	1,045,675	1,528,100	1,463,968
Agency mortgage-backed securities (1)	2,350,027	—	1,487,165	—
Loans and other receivables	157,033	—	132,989	—
Total	$13,842,373	$1,849,730	$12,338,230	$1,952,385

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

Secured Financing

Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. At May 31, 2022, approximately 65.0% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. During the first half of 2022, an average of approximately 74.2% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately seven months at May 31, 2022.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At May 31, 2022, short-term borrowings, which must be repaid within one year or less totaled $354.2 million and include bank loans and overdrafts of $2.4 million, borrowings under revolving credit facilities of $345.0 million and floating rate puttable notes of $6.8 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $414.9 million and $403.8 million for the second quarter of 2022 and the first half of 2022, respectively.
Jefferies Group's borrowings under credit facilities contain certain covenants that, among other things, require it to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for its U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of its subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and Jefferies Group in reference to the bank's cost of funding. At May 31, 2022, Jefferies Group was in compliance with all covenants under these credit facilities.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under master repurchase agreements, which provide an additional financing source for its inventory ("repurchase agreement financing program"). Jefferies Group also issues notes through SPEs collateralized by automobile loans. The notes issued under these programs are presented within Other secured financings in the Consolidated Statements of Financial Condition. At May 31, 2022, the outstanding notes totaled $2.66 billion, bear interest at spreads over the London Interbank Offered Rate ("LIBOR") rates or as stated in agreements and have maturities ranging from June 2022 to August 2029.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at May 31, 2022 is $7.83 billion.
During the first half of 2022, Jefferies Group's long-term debt decreased by $213.0 million, primarily due to fair value changes in its structured notes and gains on certain of its senior notes associated with interest rate swaps based on their designation as fair value hedges, partially offset by structured notes issuances, net of retirements, of approximately $170.5 million and $115.1 million of net issuances related to our secured credit facilities. At May 31, 2022, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at May 31, 2022 was $1.62 billion.

At May 31, 2022, Jefferies Group's borrowings under several credit facilities classified within Long-term debt in the Consolidated Statement of Financial Condition amounted to $1.17 billion. Interest on these credit facilities is based on adjusted LIBOR rates or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require Jefferies Group to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of its subsidiaries. At May 31, 2022, Jefferies Group was in compliance with all covenants under theses credit facilities.

In addition, one of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan ("Jefferies Group Secured Bank Loan"). At May 31, 2022, borrowings under the Jefferies Group Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in the Consolidated Statement of Financial Condition. The Jefferies Group Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities. Interest on the Jefferies Group Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At May 31, 2022, Jefferies Group was in compliance with all covenants under the Jefferies Group Secured Bank Loan.

At May 31, 2022, Jefferies Group's unsecured long-term debt has a weighted average maturity of approximately 10.2 years.
Jefferies Group's long-term debt ratings at May 31, 2022 are as follows:

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2022, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $75.7 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Modeled Liquidity Outflow, as described above.
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

Jefferies LLC's net capital and excess net capital at May 31, 2022 were $1.88 billion and $1.77 billion, respectively. JFSI's net capital and excess net capital at May 31, 2022 were $344.4 million and $324.4 million, respectively.
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

Other Developments

In February 2022, military conflict escalated between Russia and Ukraine. Following Russia's invasion of Ukraine, the U.S., the U.K., and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways constrain transactions with numerous Russian entities, including major Russian banks, and individuals; transactions in Russian sovereign debt; and investment, trade and financing to, from, or in certain regions of Ukraine. We do not have any operations in Russia or any clients with significant Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia. On February 24, 2022, the Central Bank of Russia suspended all trading on the Moscow Exchange. Additionally, all foreign clients are banned from selling securities. As a result, Jefferies Group has trades to buy and sell securities that were executed prior to the suspension of trading that are currently unable to be settled. While limited trading for certain securities resumed as of March 21, 2022, there is no timeline as to when the exchange will be fully operational and the settlement of all open trades may occur. We continue to monitor the status of trading and the credit risk of our counterparties on the unsettled trades. We believe that any loss we might incur will be immaterial.

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
Excluding Jefferies Group, Financial instruments owned, at fair value include corporate equity securities with an aggregate fair value of $237.3 million at May 31, 2022. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $23.7 million.
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

Market risk is monitored and managed through a set of key risk metrics such as VaR, stress scenarios, risk sensitivities and position exposures. Limits are set on the key risk metrics to monitor and control the risk exposure ensuring that it is in line with our risk appetite. Our risk appetite, including the market risk limits, is periodically reviewed to reflect business strategy and market environment. Through risk reporting, material risk changes, current top/emerging risks, and limit utilizations/breaches are highlighted and escalated as necessary.

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
The table below shows firmwide VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

Daily Firmwide VaR (1)
Risk Categories	VaR at May 31, 2022	Daily VaR for the Three Months Ended May 31, 2022			VaR at February 28, 2022	Daily VaR for the Three Months Ended February 28, 2022
		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$6.19	$6.05	$8.52	$4.41	$4.73	$5.02	$5.71	$4.17
Equity Prices	8.57	8.73	13.65	6.09	8.38	10.16	15.75	7.39
Currency Rates	0.03	0.05	0.07	0.03	0.04	0.15	0.34	0.03
Commodity Prices	0.48	0.49	0.83	0.29	0.45	0.25	0.56	0.12
Diversification Effect (2)	(5.52)	(3.48)	N/A	N/A	(3.16)	(3.46)	N/A	N/A

Firmwide VaR (3)	$9.75	$11.84	$18.41	$8.37	$10.44	$12.12	$15.04	$9.31

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

The table below shows VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

Daily Capital Markets VaR (1)
Risk Categories	VaR at May 31, 2022	Daily VaR for the Three Months Ended May 31, 2022			VaR at February 28, 2022	Daily VaR for the Three Months Ended February 28, 2022
		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$6.16	$5.80	$8.03	$4.46	$4.58	$5.07	$6.07	$4.24
Equity Prices	7.19	9.07	18.71	6.06	6.13	8.45	12.41	6.07
Currency Rates	0.03	0.05	0.07	0.03	0.04	0.13	0.29	0.02
Commodity Prices	—	0.05	0.19	—	0.01	0.03	0.56	—
Diversification Effect (2)	(5.44)	(5.04)	N/A	N/A	(2.28)	(4.25)	N/A	N/A

Capital Markets VaR (3)	$7.94	$9.93	$16.83	$7.81	$8.48	$9.43	$11.55	$7.67

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
Our average daily firmwide VaR decreased to $11.84 million for the second quarter of 2022 from $12.12 million for the first quarter of 2022. The decrease was primarily due to lower equity VaR as a result of a decrease in average equity exposure over the period, partially offset by an increase in interest rate and credit spreads VaR due to elevated rate volatility.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the second quarter of 2022, there were two days when the aggregate net trading loss exceeded the 95% one day VaR.

The chart below shows our daily firmwide VaR and capital markets VaR over the last four quarters. The increase in VaR in early June 2021 was driven by increases in equity exposure. VaR trended lower from June 2021 through most of the fourth quarter of 2021 due to position reductions and as the remaining volatile days from 2020 dropped out of the time series. The uptick in VaR towards the end of 2021 until early January 2022 was driven by increased equity exposure. The drop in VaR from January to the end of February 2022 was driven by exposure reductions in response to market volatility driven by inflation, rate hike expectations and Russia's invasion of Ukraine. The VaR increase in early March 2022 was driven by an increase in equity exposure, which was subsequently reduced.
Daily Net Trading Revenue
There were ten days with trading losses out of a total of 64 trading days in the second quarter of 2022. The histogram below presents the distribution of Jefferies Group's actual daily net trading revenue for substantially all of its trading activities for the second quarter of 2022 (in millions):

Other Risk Measures

Sensitivity analysis is viewed as the most appropriate measure of risks for certain positions within financial instruments and therefore such positions are not included in the VaR model. Accordingly, Jefferies Group Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of Jefferies Group's positions that are not included in the VaR model at May 31, 2022 (in thousands):

10% Sensitivity
Investment in funds (1)	$130,500
Private investments	24,494
Corporate debt securities in default	9,543
Trade claims	2,268

(1)    Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments, see Note 3 in our consolidated financial statements.

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.4 million at May 31, 2022, which is included in Accumulated other comprehensive income (loss).
Stress Tests and Scenario Analysis
Stress tests are used to analyze the potential impact of specific events or extreme market moves on the current portfolio both firmwide and within business segments. Stress testing is an important part of our risk management approach because it allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, set risk controls and overall assess and mitigate our risk.
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
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a counterparty to derivative contracts, as a direct lender and through extending loan commitments and providing securities-based lending and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of our credit risk are:
•Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of Jefferies Group's Secured Revolving Credit Facility that is with Jefferies Group and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. See Note 8 for additional information on this facility. In addition, Jefferies Group has loans outstanding to certain non-executive officers and employees. See Note 21 for additional information on these employee loans.
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

The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at May 31, 2022 and November 30, 2021 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021
AAA Range	$—	$—	$0.4	$0.8	$—	$—	$0.4	$0.8	$5,062.8	$6,924.9	$5,063.2	$6,925.7
AA Range	70.0	60.0	89.0	111.7	12.5	13.0	171.5	184.7	4.4	5.1	175.9	189.8
A Range	0.9	0.4	466.7	530.4	236.0	338.0	703.6	868.8	1,875.3	1,869.4	2,578.9	2,738.2
BBB Range	250.7	250.3	188.2	170.9	58.3	37.2	497.2	458.4	0.5	0.8	497.7	459.2
BB or Lower	40.8	40.0	9.3	11.4	11.5	71.0	61.6	122.4	0.1	0.1	61.7	122.5
Unrated	200.8	164.2	—	—	0.1	—	200.9	164.2	11.9	13.3	212.8	177.5
Total	$563.2	$514.9	$753.6	$825.2	$318.4	$459.2	$1,635.2	$1,799.3	$6,955.0	$8,813.6	$8,590.2	$10,612.9

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021
Asia/Latin America/Other	$15.8	$14.9	$65.3	$63.7	$—	$0.9	$81.1	$79.5	$227.0	$268.1	$308.1	$347.6
Europe	1.4	0.3	232.9	300.8	37.8	66.4	272.1	367.5	58.3	57.0	330.4	424.5
North America	546.0	499.7	455.4	460.7	280.6	391.9	1,282.0	1,352.3	6,669.7	8,488.5	7,951.7	9,840.8
Total	$563.2	$514.9	$753.6	$825.2	$318.4	$459.2	$1,635.2	$1,799.3	$6,955.0	$8,813.6	$8,590.2	$10,612.9

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021
Asset Managers	$—	$—	$—	$—	$—	$—	$—	$—	$5,062.8	$6,924.9	$5,062.8	$6,924.9
Banks, Broker-dealers	251.0	250.7	518.8	602.9	307.7	388.9	1,077.5	1,242.5	1,892.2	1,888.7	2,969.7	3,131.2
Corporates	197.1	158.2	—	—	8.5	68.0	205.6	226.2	—	—	205.6	226.2
As Agent Banks	—	—	181.9	185.2	—	—	181.9	185.2	—	—	181.9	185.2
Other	115.1	106.0	52.9	37.1	2.2	2.3	170.2	145.4	—	—	170.2	145.4
Total	$563.2	$514.9	$753.6	$825.2	$318.4	$459.2	$1,635.2	$1,799.3	$6,955.0	$8,813.6	$8,590.2	$10,612.9

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

The following tables reflect our top exposure to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	May 31, 2022
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Canada	$153.0	$(73.7)	$(7.8)	$—	$37.4	$197.3	$1.8	$306.2	$308.0
United Kingdom	971.3	(399.2)	(438.1)	1.5	16.8	12.7	31.2	165.0	196.2
Hong Kong	40.4	(42.9)	—	—	1.0	—	149.9	(1.5)	148.4
Germany	428.3	(331.8)	(106.2)	—	67.9	7.5	22.8	65.7	88.5
Italy	886.5	(1,152.2)	342.1	—	—	—	0.9	76.4	77.3
Switzerland	154.6	(120.2)	5.2	—	29.7	2.7	1.4	72.0	73.4
Japan	170.5	(159.1)	0.3	—	23.6	—	23.7	35.3	59.0
Netherlands	424.5	(384.2)	9.8	—	0.3	0.1	0.8	50.5	51.3
Portugal	105.8	(54.5)	(7.2)	—	—	—	—	44.1	44.1
Bermuda	40.2	(3.9)	—	—	—	—	—	36.3	36.3
Total	$3,375.1	$(2,721.7)	$(201.9)	$1.5	$176.7	$220.3	$232.5	$850.0	$1,082.5

	November 30, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Canada	$196.4	$(94.2)	$1.3	$—	$63.1	$259.5	$1.7	$426.1	$427.8
United Kingdom	570.6	(350.1)	(1.4)	0.3	68.9	24.9	26.7	313.2	339.9
Hong Kong	27.9	(18.3)	(1.8)	—	2.5	—	160.6	10.3	170.9
Japan	247.3	(205.4)	(3.1)	—	18.3	0.1	51.4	57.2	108.6
Spain	191.4	(111.8)	(0.1)	—	25.3	0.3	—	105.1	105.1
Australia	134.1	(78.5)	0.6	—	25.5	—	7.5	81.7	89.2
Netherlands	220.2	(142.0)	0.7	—	3.9	0.1	1.3	82.9	84.2
Switzerland	97.3	(67.6)	3.5	—	40.3	2.5	2.7	76.0	78.7
France	210.7	(201.7)	(59.5)	—	99.6	26.9	—	76.0	76.0
China	458.4	(356.9)	(34.1)	—	—	—	—	67.4	67.4
Total	$2,354.3	$(1,626.5)	$(93.9)	$0.3	$347.4	$314.3	$251.9	$1,295.9	$1,547.8

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

Operational Risk events are mapped to Risk Categories used for the consistent classification of risk data to support root cause and trend analysis, which include:
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

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 31, 2022. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of May 31, 2022.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended May 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the second quarter of 2022 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2022 to March 31, 2022	671,393	$33.50	450,000	$235,055
April 1, 2022 to April 30, 2022	4,942,000	$32.29	4,942,000	$75,501
May 1, 2022 to May 31, 2022	2,399,724	$31.67	2,384,000	$—
Total	8,013,117		7,776,000

(1) Includes an aggregate 237,117 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units.
(2) In March 2022, having completed the repurchase of shares under the previous authorization, the Board of Directors approved an additional share repurchase authorization of $250.0 million. At May 31, 2022, we had no remaining authorization of future repurchases. In June 2022, the Board of Directors increased the share repurchase authorization back up to $250.0 million.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended May 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101).

* Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: July 8, 2022	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)