Form 10-Q
period 2022-08-31
Jefferies Financial Group Inc.
filed 2022-10-07
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number 001-5721
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer's classes of common stock at September 29, 2022 was 228,990,088.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
August 31, 2022 and November 30, 2021
(Dollars in thousands, except par value)
(Unaudited)

	August 31, 2022	November 30, 2021
ASSETS
Cash and cash equivalents	$9,477,540	$10,755,133
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	984,252	1,015,107
Financial instruments owned, at fair value (including securities pledged of $13,724,325 and $12,723,502)	20,249,284	19,828,670
Loans to and investments in associated companies	1,753,323	1,745,790
Securities borrowed	6,607,954	6,409,420
Securities purchased under agreements to resell	4,107,389	7,642,484
Securities received as collateral, at fair value	149,586	7,289
Receivables	6,698,626	7,839,240
Property, equipment and leasehold improvements, net	912,842	911,230
Intangible assets, net and goodwill	1,874,435	1,897,500
Other assets	2,414,580	2,352,247
Total assets (1)	$55,229,811	$60,404,110

LIABILITIES
Short-term borrowings	$564,239	$221,863
Financial instruments sold, not yet purchased, at fair value	11,548,070	11,699,467
Securities loaned	1,315,409	1,525,721
Securities sold under agreements to repurchase	7,564,342	8,446,099
Other secured financings	2,154,491	4,487,224
Obligation to return securities received as collateral, at fair value	149,586	7,289
Lease liabilities	542,028	548,295
Payables, expense accruals and other liabilities	12,257,426	13,612,367
Long-term debt	8,635,466	9,125,745
Total liabilities (1)	44,731,057	49,674,070

Commitments and contingencies

MEZZANINE EQUITY
Redeemable noncontrolling interests	13,378	25,400
Mandatorily redeemable convertible preferred shares	125,000	125,000

EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 228,807,229 and 243,541,431 shares issued and outstanding, after deducting 87,656,479 and 72,922,277 shares held in treasury	228,807	243,541
Additional paid-in capital	2,063,460	2,742,244
Accumulated other comprehensive income (loss)	(350,370)	(372,143)
Retained earnings	8,350,634	7,940,113
Total Jefferies Financial Group Inc. shareholders' equity	10,292,531	10,553,755
Noncontrolling interests (1)	67,845	25,885
Total equity	10,360,376	10,579,640
Total	$55,229,811	$60,404,110
(1)    Total assets include assets related to variable interest entities of $951.0 million and $1.05 billion at August 31, 2022 and November 30, 2021, respectively, Total liabilities include liabilities related to variable interest entities of $2.19 billion and $4.64 billion at August 31, 2022 and November 30, 2021, respectively, and Noncontrolling interests include noncontrolling interests related to variable interest entities of $34.6 million at August 31, 2022. See Note 7 for additional information related to variable interest entities.

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended August 31, 2022 and 2021
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Revenues:
Commissions and other fees	$221,397	$214,363	$705,419	$673,756
Principal transactions	200,889	232,110	654,633	1,513,034
Investment banking	709,334	1,180,620	2,255,241	3,184,932
Interest income	318,216	220,278	776,896	691,223
Other	387,091	293,223	1,005,685	947,566
Total revenues	1,836,927	2,140,594	5,397,874	7,010,511
Interest expense of Jefferies Group	312,037	201,610	771,987	634,078
Net revenues	1,524,890	1,938,984	4,625,887	6,376,433

Expenses:
Cost of sales	123,436	151,510	349,556	390,916
Compensation and benefits	558,462	802,243	1,926,623	2,806,028
Non-compensation expenses:
Floor brokerage and clearing fees	84,686	68,982	262,663	222,208
Selling, general and other expenses	398,222	277,262	1,011,760	890,759
Interest expense	10,220	19,518	28,619	59,828
Depreciation and amortization	43,187	38,677	129,431	116,884
Total non-compensation expenses	536,315	404,439	1,432,473	1,289,679
Total expenses	1,218,213	1,358,192	3,708,652	4,486,623

Income before income taxes and loss related to associated companies	306,677	580,792	917,235	1,889,810
Loss related to associated companies	(4,827)	(27,176)	(56,512)	(61,270)
Income before income taxes	301,850	553,616	860,723	1,828,540
Income tax provision	105,909	145,700	219,949	484,756
Net income	195,941	407,916	640,774	1,343,784
Net loss attributable to the noncontrolling interests	1,243	1,324	1,116	2,736
Net loss attributable to the redeemable noncontrolling interests	345	68	1,241	1,071
Preferred stock dividends	(2,070)	(1,849)	(6,211)	(5,101)
Net income attributable to Jefferies Financial Group Inc. common shareholders	$195,459	$407,459	$636,920	$1,342,490

Basic earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.80	$1.54	$2.54	$5.05

Diluted earnings per common share attributable to Jefferies Financial Group Inc. common shareholders:
Net income	$0.78	$1.50	$2.48	$4.93

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended August 31, 2022 and 2021
(In thousands)
(Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021

Net income	$195,941	$407,916	$640,774	$1,343,784
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities arising during the period, net of income tax provision (benefit) of $(159), $(16), $(336) and $(43)	(490)	(49)	(1,036)	(136)
Net change in unrealized holding gains (losses) on available for sale securities, net of income tax provision (benefit) of $(159), $(16), $(336) and $(43)	(490)	(49)	(1,036)	(136)

Net foreign currency translation adjustments arising during the period, net of income tax provision (benefit) of $(6,605), $(2,942), $(15,095) and $1,659	(26,354)	(9,203)	(49,043)	5,273
Net change in foreign currency translation adjustments, net of income tax provision (benefit) of $(6,605), $(2,942), $(15,095) and $1,659	(26,354)	(9,203)	(49,043)	5,273

Net change in instrument-specific credit risk arising during the period, net of income tax provision (benefit) of $(2,354), $4,352, $22,380 and $(24,157)	(7,312)	13,501	69,864	(74,661)
Less: reclassification adjustment for changes in instrument-specific credit risk included in net income, net of income tax provision (benefit) of $(44), $(321), $(52) and $599	137	998	161	(1,861)
Net change in instrument-specific credit risk gains (losses), net of income tax provision (benefit) of $(2,310), $4,673, $22,432 and $(24,756)	(7,175)	14,499	70,025	(76,522)

Net pension gains (losses) arising during the period, net of income tax provision (benefit) of $0, $0, $0 and $0	—	—	—	—
Reclassification adjustment for pension (gains) losses included in net income, net of income tax provision (benefit) of $(212), $(270), $(624) and $(795)	626	778	1,827	2,329
Net change in pension liability, net of income tax provision (benefit) of $212, $270, $624 and $795	626	778	1,827	2,329

Other comprehensive income (loss), net of income taxes	(33,393)	6,025	21,773	(69,056)

Comprehensive income	162,548	413,941	662,547	1,274,728
Comprehensive loss attributable to the noncontrolling interests	1,243	1,324	1,116	2,736
Comprehensive loss attributable to the redeemable noncontrolling interests	345	68	1,241	1,071
Preferred stock dividends	(2,070)	(1,849)	(6,211)	(5,101)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$162,066	$413,484	$658,693	$1,273,434

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended August 31, 2022 and 2021
(In thousands)
(Unaudited)

	For the Nine Months Ended August 31,
	2022	2021

Net cash flows from operating activities:
Net income	$640,774	$1,343,784
Adjustments to reconcile net income to net cash provided by operations:
Deferred income tax benefit	(47,003)	(32,865)
Depreciation and amortization	133,081	125,957
Share-based compensation	32,960	71,219
Provision for doubtful accounts	31,246	48,091
(Income) loss related to associated companies	19,655	(125,962)
Distributions from associated companies	73,405	49,068
Gain on sale of subsidiaries	(144,301)	—
Net change in:
Securities deposited with clearing and depository organizations	—	34,237
Financial instruments owned, at fair value	(467,219)	(1,603,274)
Securities borrowed	(226,045)	724,187
Securities purchased under agreements to resell	3,490,151	(2,911,738)
Receivables from brokers, dealers and clearing organizations	974,330	264,375
Receivables from customers of securities operations	148,994	(581,647)
Other receivables	9,390	(107,228)
Other assets	(78,756)	(86,865)
Financial instruments sold, not yet purchased, at fair value	(70,700)	2,724,767
Securities loaned	(191,463)	(48,397)
Securities sold under agreements to repurchase	(843,502)	(748,003)
Payables to brokers, dealers and clearing organizations	516,573	708,810
Payables to customers of securities operations	(792,280)	39,890
Lease liabilities	(59,677)	(46,991)
Trade payables, expense accruals and other liabilities	(1,099,640)	302,689
Other	(602,781)	(57,559)
Net cash provided by operating activities	1,447,192	86,545

Net cash flows from investing activities:
Acquisitions of property, equipment and leasehold improvements, and other assets	(131,994)	(115,998)
Proceeds from sale of subsidiaries, net of expenses and cash of operations sold	209,274	—
Advances on notes, loans and other receivables	(413,490)	(454,916)
Collections on notes, loans and other receivables	344,207	294,675
Loans to and investments in associated companies	(370,665)	(2,291,788)
Capital distributions and loan repayments from associated companies	265,651	2,308,786
Deconsolidation of asset management entity	(21,221)	—
Other	12,128	2,575
Net cash used for investing activities	$(106,110)	$(256,666)
(continued)

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the nine months ended August 31, 2022 and 2021
(In thousands)
(Unaudited)

	For the Nine Months Ended August 31,
	2022	2021

Net cash flows from financing activities:
Issuance of debt, net of issuance costs	$3,792,858	$1,465,707
Repayment of debt	(3,200,762)	(1,580,894)
Net change in other secured financings	(2,332,733)	1,051,357
Net change in bank overdrafts	(5,238)	(6,350)
Distributions to noncontrolling interests	—	(15,997)
Contributions from noncontrolling interests	64,298	3,590
Purchase of common shares for treasury	(738,572)	(181,866)
Dividends paid	(211,774)	(161,330)
Other	2,187	1,631
Net cash provided by (used for) financing activities	(2,629,736)	575,848

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(20,183)	1,704

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,308,837)	407,431

Cash, cash equivalents and restricted cash at beginning of period	11,828,304	9,664,972
Cash, cash equivalents and restricted cash at end of period	$10,519,467	$10,072,403

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition to the total of the same amounts in the Consolidated Statements of Cash Flows above (in thousands):

	August 31,
	2022	2021

Cash and cash equivalents	$9,477,540	$9,480,914
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	984,252	514,519
Other assets	57,675	76,970
Total cash, cash equivalents and restricted cash	$10,519,467	$10,072,403

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three months ended August 31, 2022 and 2021
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, June 1, 2022	$232,321	$2,156,366	$(316,977)	$8,228,467	$10,300,177	$67,962	$10,368,139
Net income attributable to Jefferies Financial Group Inc. common shareholders				195,459	195,459		195,459
Net loss attributable to the noncontrolling interests					—	(1,243)	(1,243)
Other comprehensive loss, net of income taxes			(33,393)		(33,393)		(33,393)
Contributions from noncontrolling interests					—	1,127	1,127
Share-based compensation expense		9,961			9,961		9,961
Change in fair value of redeemable noncontrolling interests		5,118			5,118		5,118
Purchase of common shares for treasury	(3,671)	(112,678)			(116,349)		(116,349)
Dividends ($0.30 per common share)				(73,292)	(73,292)		(73,292)
Other	157	4,693			4,850	(1)	4,849
Balance, August 31, 2022	$228,807	$2,063,460	$(350,370)	$8,350,634	$10,292,531	$67,845	$10,360,376

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, June 1, 2021	$247,032	$2,849,487	$(363,998)	$7,340,113	$10,072,634	$22,730	$10,095,364
Net income attributable to Jefferies Financial Group Inc. common shareholders				407,459	407,459		407,459
Net loss attributable to the noncontrolling interests					—	(1,324)	(1,324)
Other comprehensive income, net of income taxes			6,025		6,025		6,025
Contributions from noncontrolling interests					—	156	156
Distributions to noncontrolling interests					—	(2,731)	(2,731)
Share-based compensation expense		6,962			6,962		6,962
Change in fair value of redeemable noncontrolling interests		1,908			1,908		1,908
Purchase of common shares for treasury	(1,500)	(50,269)			(51,769)		(51,769)
Dividends ($0.25 per common share)				(66,084)	(66,084)		(66,084)
Other	25	4,723			4,748	(1)	4,747
Balance, August 31, 2021	$245,557	$2,812,811	$(357,973)	$7,681,488	$10,381,883	$18,830	$10,400,713

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine months ended August 31, 2022 and 2021
(In thousands, except par value and per share amounts)
(Unaudited)

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2021	$243,541	$2,742,244	$(372,143)	$7,940,113	$10,553,755	$25,885	$10,579,640
Net income attributable to Jefferies Financial Group Inc. common shareholders				636,920	636,920		636,920
Net loss attributable to the noncontrolling interests					—	(1,116)	(1,116)
Other comprehensive income, net of income taxes			21,773		21,773		21,773
Contributions from noncontrolling interests					—	64,298	64,298
Share-based compensation expense		32,960			32,960		32,960
Change in fair value of redeemable noncontrolling interests		(8,010)			(8,010)		(8,010)
Deconsolidation of asset management entity					—	(21,221)	(21,221)
Purchase of common shares for treasury	(21,722)	(716,850)			(738,572)		(738,572)
Dividends ($0.90 per common share)				(226,399)	(226,399)		(226,399)
Other	6,988	13,116			20,104	(1)	20,103
Balance, August 31, 2022	$228,807	$2,063,460	$(350,370)	$8,350,634	$10,292,531	$67,845	$10,360,376

	Jefferies Financial Group Inc. Common Shareholders
	Common Shares $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Noncontrolling Interests	Total

Balance, December 1, 2020	$249,751	$2,911,223	$(288,917)	$6,531,836	$9,403,893	$34,632	$9,438,525
Cumulative effect of the adoption of accounting standards				(19,915)	(19,915)		(19,915)
Balance, December 1, 2020, as adjusted	249,751	2,911,223	(288,917)	6,511,921	9,383,978	34,632	9,418,610
Net income attributable to Jefferies Financial Group Inc. common shareholders				1,342,490	1,342,490		1,342,490
Net loss attributable to the noncontrolling interests					—	(2,736)	(2,736)
Other comprehensive loss, net of income taxes			(69,056)		(69,056)		(69,056)
Contributions from noncontrolling interests					—	3,590	3,590
Distributions to noncontrolling interests					—	(15,997)	(15,997)
Share-based compensation expense		71,219			71,219		71,219
Change in fair value of redeemable noncontrolling interests		(8,865)			(8,865)		(8,865)
Purchase of common shares for treasury	(6,603)	(175,263)			(181,866)		(181,866)
Dividends ($0.65 per common share)				(172,923)	(172,923)		(172,923)
Other	2,409	14,497			16,906	(659)	16,247
Balance, August 31, 2021	$245,557	$2,812,811	$(357,973)	$7,681,488	$10,381,883	$18,830	$10,400,713

See notes to interim consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Nature of Operations

Jefferies Financial Group Inc. ("Jefferies," "we," "our" or the "Company") is engaged in investment banking and capital markets, and asset management. Our strategy focuses on continuing to build out our investment banking effort, enhancing our capital markets businesses and further developing our Leucadia Asset Management alternative asset management platform, while returning excess capital to shareholders. Jefferies Group LLC ("Jefferies Group"), our largest subsidiary, is the largest independent U.S.-headquartered global full-service integrated investment banking and capital markets firm.

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

We own a legacy portfolio of businesses and investments that we historically denominated as our "Merchant Banking" business and are reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways. We are well along in the process of liquidating this portfolio, with the intention of selling to third parties, distributing to shareholders or transferring the balance of this portfolio to our Asset Management reportable segment over the next few years. In adhering to our long-standing fundamental strategy of focusing on building our investment banking and capital markets businesses and reducing the size of our Merchant Banking portfolio, during the three months ended August 31, 2022, we sold our wholly-owned manufacturing subsidiary, Idaho Timber, in two transactions at a combined sales price of $239.3 million. The pre-tax gain recognized as a result of the sale of Idaho Timber, $139.0 million in the Merchant Banking segment during the three months ended August 31, 2022, is classified as Other revenue.

We continue to work diligently to effect the spin-off to shareholders of our holdings in Vitesse Energy, LLC ("Vitesse Energy") by the end of our fiscal year, subject to necessary regulatory reviews and rulings. That spin-off will involve the formation of a new standalone entity, Vitesse Energy, Inc., that will ultimately be a publicly traded company listed on the New York Stock Exchange. Jefferies expects that its ownership interests in Vitesse Energy, Inc. will be distributed tax-free on a pro rata basis to all shareholders. At August 31, 2022, Vitesse Energy had a net book value of $505.3 million. In addition, Jefferies expects to streamline and simplify its corporate structure by merging Jefferies Group into Jefferies by fiscal year-end 2022. This merger will, among other things, eliminate the requirement for two sets of Form 10-Qs, Form 10-Ks, and other duplicative processes at Jefferies and Jefferies Group, and result in Jefferies parent company assuming commitments and obligations of Jefferies Group.

Our Merchant Banking reportable segment primarily includes OpNet S.p.A. ("OpNet") (formerly known as Linkem) (fixed wireless broadband services in Italy); Vitesse Energy (oil and gas production and development); real estate, primarily HomeFed LLC ("HomeFed"); Idaho Timber (manufacturing) prior to its sale in August 2022 and FXCM Group, LLC ("FXCM") (provider of online foreign exchange trading services).

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

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate all of these estimates and assumptions. During the nine months ended August 31, 2022, there were no significant changes made to the Company's significant accounting policies.

Receivables

At August 31, 2022 and November 30, 2021, Receivables include receivables from brokers, dealers and clearing organizations of $3.89 billion and $4.90 billion, respectively, and receivables from customers of securities operations of $1.47 billion and $1.62 billion, respectively.

Foursight, Jefferies Group's wholly-owned subsidiary, is an automobile loan originator and servicer. Foursight had automobile loan receivables, including accrued interest and related fees, of $887.7 million and $812.6 million at August 31, 2022 and November 30, 2021, respectively, which are classified as either held for investment or held for sale depending on the intent to hold the underlying collateral and which are collateralized by a security interest in the vehicles' titles. Of these amounts, $826.6 million and $682.7 million at August 31, 2022 and November 30, 2021, respectively, were in securitized vehicles. See Notes 6 and 7 for additional information on Foursight's securitization activities. Additionally, automobile loan receivables of $29.8 million and $103.0 million at August 31, 2022 and November 30, 2021, respectively, were pledged for loans outstanding under credit facilities. Foursight's automobile loan receivables held for investment consisted of approximately 16% and 19% with credit scores 680 and above, 47% and 51% with scores between 620 and 679 and 37% and 30% with scores below 620 at August 31, 2022 and November 30, 2021, respectively.

A rollforward of the allowance for credit losses related to receivables for the three and nine months ended August 31, 2022 and 2021 is as follows (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021

Beginning balance	$86,025	$79,254	$75,999	$53,926
Adjustment for change in accounting principle for current expected credit losses	—	—	—	26,519
Provision for doubtful accounts (1)	12,820	(848)	31,246	48,091
Charge-offs, net of recoveries (1)	(7,057)	(1,777)	(15,457)	(51,907)
Sale of subsidiary	(729)	—	(729)	—
Ending balance	$91,059	$76,629	$91,059	$76,629

(1)    The nine months ended August 31, 2021 includes a $39.0 million bad debt expense related to our prime brokerage business, recorded during the second quarter of 2021.

Other Investments

At August 31, 2022 and November 30, 2021, the Company had other investments (classified as Other assets and Loans to and investments in associated companies) in which fair values are not readily determinable, aggregating $97.4 million and $119.4 million, respectively. There were no impairments on these investments during the three and nine months ended August 31, 2022 and 2021.

Capitalization of Interest

We capitalize interest on qualifying HomeFed real estate assets. Capitalized interest of $3.4 million and $2.2 million during the three months ended August 31, 2022 and 2021, respectively, and $10.0 million and $6.4 million during the nine months ended August 31, 2022 and 2021, respectively, was allocated among all of HomeFed's projects that are currently under development.

Payables, expense accruals and other liabilities

At August 31, 2022 and November 30, 2021, Payables, expense accruals and other liabilities include payables to brokers, dealers and clearing organizations of $6.30 billion and $5.82 billion, respectively, and payables to customers of securities operations of $3.67 billion and $4.46 billion, respectively.

Supplemental Cash Flow Information

	For the Nine Months Ended August 31,
(In thousands)	2022	2021
Cash paid during the year for:
Interest	$880,379	$737,935
Income tax payments (refunds), net	$138,468	$516,714

Note 3.  Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value ("NAV") of $1.30 billion and $1.03 billion at August 31, 2022 and November 30, 2021, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2022
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$3,434,945	$97,455	$197,817	$—	$3,730,217
Corporate debt securities	—	3,264,475	18,212	—	3,282,687
Collateralized debt obligations and collateralized loan obligations	—	440,441	49,928	—	490,369
U.S. government and federal agency securities	4,303,598	55,547	—	—	4,359,145
Municipal securities	—	206,214	—	—	206,214
Sovereign obligations	643,476	774,861	—	—	1,418,337
Residential mortgage-backed securities	—	1,564,010	25,743	—	1,589,753
Commercial mortgage-backed securities	—	301,004	31,610	—	332,614
Other asset-backed securities	—	226,140	91,493	—	317,633
Loans and other receivables	—	2,511,984	117,594	—	2,629,578
Derivatives	1,067	3,084,619	15,934	(2,727,694)	373,926
Investments at fair value	—	3,705	185,478	—	189,183
FXCM term loan	—	—	30,105	—	30,105
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$8,383,086	$12,530,455	$763,914	$(2,727,694)	$18,949,761

Loans to and investments in associated companies	$—	$1,683	$30,717	$—	$32,400
Securities received as collateral, at fair value	$149,586	$—	$—	$—	$149,586

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$1,793,307	$37,798	$2,570	$—	$1,833,675
Corporate debt securities	—	1,940,464	427	—	1,940,891
Collateralized debt obligations and collateralized loan obligations	—	328	354	—	682
U.S. government and federal agency securities	2,601,469	—	—	—	2,601,469
Sovereign obligations	697,326	783,199	—	—	1,480,525
Commercial mortgage-backed securities	—	3,800	455	—	4,255
Loans	—	2,209,866	12,694	—	2,222,560
Derivatives	81	3,934,436	88,432	(2,558,936)	1,464,013
Total financial instruments sold, not yet purchased, at fair value	$5,092,183	$8,909,891	$104,932	$(2,558,936)	$11,548,070

Other secured financings	$—	$—	$2,362	$—	$2,362
Long-term debt	$—	$796,295	$721,115	$—	$1,517,410
Obligation to return securities received as collateral, at fair value	$149,586	$—	$—	$—	$149,586

	November 30, 2021
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$2,737,255	$257,318	$87,647	$—	$3,082,220
Corporate debt securities	—	3,836,341	11,803	—	3,848,144
Collateralized debt obligations and collateralized loan obligations	—	579,518	31,946	—	611,464
U.S. government and federal agency securities	3,045,295	68,784	—	—	3,114,079
Municipal securities	—	509,559	—	—	509,559
Sovereign obligations	899,086	654,199	—	—	1,553,285
Residential mortgage-backed securities	—	1,168,246	1,477	—	1,169,723
Commercial mortgage-backed securities	—	196,419	2,333	—	198,752
Other asset-backed securities	—	337,022	93,524	—	430,546
Loans and other receivables	—	3,363,050	135,239	—	3,498,289
Derivatives	4,429	3,861,551	10,248	(3,305,756)	570,472
Investments at fair value	—	11,369	154,373	—	165,742
FXCM term loan	—	—	50,455	—	50,455
Total financial instruments owned, at fair value, excluding investments at fair value based on NAV	$6,686,065	$14,843,376	$579,045	$(3,305,756)	$18,802,730

Loans to and investments in associated companies	$—	$—	$30,842	$—	$30,842
Securities received as collateral, at fair value	$7,289	$—	$—	$—	$7,289

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$1,671,696	$19,654	$4,635	$—	$1,695,985
Corporate debt securities	—	2,111,777	482	—	2,112,259
U.S. government and federal agency securities	2,457,420	—	—	—	2,457,420
Sovereign obligations	935,801	593,040	—	—	1,528,841
Residential mortgage-backed securities	—	719	—	—	719
Commercial mortgage-backed securities	—	—	210	—	210
Loans	—	2,476,087	15,770	—	2,491,857
Derivatives	1,815	5,034,544	78,017	(3,702,200)	1,412,176
Total financial instruments sold, not yet purchased, at fair value	$5,066,732	$10,235,821	$99,114	$(3,702,200)	$11,699,467

Other secured financings	$—	$76,883	$25,905	$—	$102,788
Long-term debt	$—	$961,866	$881,732	$—	$1,843,598
Obligation to return securities received as collateral, at fair value	$7,289	$—	$—	$—	$7,289

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

Commercial Mortgage-Backed Securities

•Agency Commercial Mortgage-Backed Securities:  Government National Mortgage Association ("Ginnie Mae") project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates and cash flow structures. Ginnie Mae project loan bonds are categorized within Level 2 of the fair value hierarchy. Ginnie Mae multi-family collateralized mortgage obligations ("CMOs"), variable rate Interest Only Securities ("IOs") and fixed rate IOs are generally measured by using prices observed from recently executed market transactions or pricing data from external pricing services, where available, to estimate market-clearing spread levels for purposes of estimating fair value and are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability of the pricing inputs used. Federal National Mortgage Association ("Fannie Mae") Delegated Underwriting and Servicing ("DUS") mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. Fannie Mae DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.
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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	Fair Value (1)	Unfunded Commitments
August 31, 2022
Equity Long/Short Hedge Funds (2)	$452,867	$—
Equity Funds (3)	61,825	37,307
Commodity Fund (4)	25,671	—
Multi-asset Funds (5)	406,183	—
Other Funds (6)	352,977	65,916
Total	$1,299,523	$103,223

November 30, 2021
Equity Long/Short Hedge Funds (2)	$466,231	$—
Equity Funds (3)	46,030	17,815
Commodity Fund (4)	24,401	—
Multi-asset Funds (5)	390,224	—
Other Funds (6)	99,054	36,090
Total	$1,025,940	$53,905

(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds' capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At August 31, 2022 and November 30, 2021, approximately 57% and 74%, respectively, of the fair value of investments became redeemable quarterly with 90 days prior written notice on December 31, 2021. At August 31, 2022 and November 30, 2021, approximately 37% and 21%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023. The remaining investments are redeemable quarterly with 60 days prior written notice.
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
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At August 31, 2022 and November 30, 2021, investments representing approximately 76% and 78%, respectively, of the fair value of investments are redeemable monthly with 60 days prior written notice. At August 31, 2022 and November 30, 2021, approximately 17% and 22%, respectively, of the fair value of investments in this category are redeemable quarterly with 90 days prior written notice. At

August 31, 2022, the remaining investments cannot be redeemed because these investments include restrictions that do not allow for redemption before April 1, 2024.
(6)This category primarily includes investments in a fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments, as well as investments in a fund that invests in distressed and special situations long and short credit strategies across sectors and asset types. Investments in this category are primarily redeemable quarterly with 90 days prior written notice.

Investment in FXCM

Our investment in FXCM and associated companies consists of a senior secured term loan due May 6, 2023 ($39.6 million principal outstanding at August 31, 2022), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM. Our investment in the FXCM term loan is reported within Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition. We classify our equity investment in FXCM in the Consolidated Statements of Financial Condition as Loans to and investments in associated companies, as we have the ability to significantly influence FXCM through our seats on the board of directors.

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

Level 3 Rollforwards

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2022 (in thousands):

	Balance, May 31, 2022	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2022	Changes in unrealized gains/losses included in earnings relating to instruments still held at August 31, 2022 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$200,961	$(1,603)	$92	$(189)	$—	$—	$(1,444)	$197,817	$(1,696)
Corporate debt securities	20,813	(605)	759	(1,183)	—	—	(1,572)	18,212	699
CDOs and CLOs	49,858	685	13,133	(4,553)	(3,604)	—	(5,591)	49,928	(9,369)
Residential mortgage-backed securities	1,059	(3,596)	94	—	(32)	—	28,218	25,743	(2,158)
Commercial mortgage-backed securities	1,870	(2,663)	—	—	—	—	32,403	31,610	(621)
Other asset-backed securities	84,778	(1,800)	17,487	—	(13,217)	—	4,245	91,493	(7,432)
Loans and other receivables	137,752	1,616	7,065	(21,492)	(325)	—	(7,022)	117,594	1,536
Investments at fair value	163,844	20,329	2,184	(48)	(831)	—	—	185,478	20,104
FXCM term loan	51,880	10,245	—	—	(32,020)	—	—	30,105	1,433
Loans to and investments in associated companies	14,795	(21,668)	37,590	—	—	—	—	30,717	(21,668)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	3,749	(278)	(940)	39	—	—	—	$2,570	(268)
Corporate debt securities	401	26	—	—	—	—	—	427	(28)
CDOs and CLOs	—	(29)	—	383	—	—	—	354	29
Commercial mortgage-backed securities	385	—	—	70	—	—	—	455	—
Loans	18,283	157	(16,983)	1,937	—	—	9,300	12,694	(1,428)
Net derivatives (2)	74,997	(23,380)	(1,929)	—	(20,954)	—	43,764	72,498	19,719
Other secured financings	2,362	—	—	—	—	—	—	2,362	—
Long-term debt (1)	739,353	(59,521)	—	—	—	—	41,283	721,115	75,930

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes within Long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at August 31, 2022 were losses of $16.4 million during the three months ended August 31, 2022.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the three months ended August 31, 2022

During the three months ended August 31, 2022, transfers of assets of $76.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Commercial mortgage-backed securities of $32.4 million, residential mortgage-backed securities of $28.2 million, other asset-backed securities of $9.2 million and loans and other receivables of $6.3 million due to reduced pricing transparency.

During the three months ended August 31, 2022, transfers of assets of $27.6 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $13.4 million, CDOs and CLOs of $5.6 million, other asset-backed securities of $4.9 million and corporate debt securities of $2.1 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended August 31, 2022, transfers of liabilities of $112.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $52.0 million, net derivatives of $49.4 million and loans of $10.6 million due to reduced market and pricing transparency.

During the three months ended August 31, 2022, transfers of liabilities of $17.7 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $10.8 million and net derivatives of $5.7 million due to greater pricing and market transparency.

Net gains on Level 3 assets were $0.9 million and net gains on Level 3 liabilities were $83.0 million for the three months ended August 31, 2022. Net gains on Level 3 assets were primarily due to increased market values across investments at fair value, and the FXCM term loan, partially offset by decreases in loans to and investments in associated companies, residential mortgage-backed securities and commercial mortgage-backed securities. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within long-term debt and certain derivatives.

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

During the three months ended August 31, 2021, transfers of assets of $97.0 million from Level 3 to Level 2 or Level 1 are primarily attributed to:
•Investments at fair value of $60.4 million, loans and other receivables of $21.5 million, other assets-backed securities of $10.7 million and residential mortgage-backed securities of $4.1 million due to greater pricing transparency supporting classification into Level 2 or Level 1.

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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2022 (in thousands):

	Balance, November 30, 2021	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2022	Changes in unrealized gains/losses included in earnings relating to instruments still held at August 31, 2022 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$87,647	$36,931	$63,022	$(2,941)	$(298)	$—	$13,456	$197,817	$36,192
Corporate debt securities	11,803	3,596	5,691	(16,513)	(9)	—	13,644	18,212	1,537
CDOs and CLOs	31,946	2,573	34,756	(18,933)	(8,178)	—	7,764	49,928	(10,371)
Residential mortgage-backed securities	1,477	(6,099)	28,067	(187)	(152)	—	2,637	25,743	(2,894)
Commercial mortgage-backed securities	2,333	(18,549)	—	—	—	—	47,826	31,610	(2,420)
Other asset-backed securities	93,524	(1,446)	51,964	(18,489)	(36,349)	—	2,289	91,493	(17,168)
Loans and other receivables	135,239	(6,635)	46,571	(63,530)	(1,256)	—	7,205	117,594	(6,955)
Investments at fair value	154,373	54,178	16,470	(48)	(16,088)	—	(23,407)	185,478	53,390
FXCM term loan	50,455	11,670	—	—	(32,020)	—	—	30,105	2,202
Loans to and investments in associated companies	30,842	(37,715)	37,590	—	—	—	—	30,717	(37,715)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,635	$(3,708)	$(3,255)	$4,898	$—	$—	$—	$2,570	$2,781
Corporate debt securities	482	15	(70)	—	—	—	—	427	(23)
CDOs and CLOs	—	(29)	—	383	—	—	—	354	29
Commercial mortgage-backed securities	210	—	—	245	—	—	—	455	—
Loans	15,770	94	(22,566)	5,417	—	—	13,979	12,694	(1,478)
Net derivatives (2)	67,769	(152,927)	(1,559)	1,285	—	21,024	136,906	72,498	150,713
Other secured financings	25,905	—	—	—	(23,543)	—	—	2,362	—
Long-term debt (1)	881,732	(316,778)	—	—	—	89,263	66,898	721,115	265,288

(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in the Consolidated Statements of Operations. Changes in instrument-specific credit risk related to structured notes within Long-term debt are included in the Consolidated Statements of Comprehensive Income (Loss), net of tax. Changes in unrealized gains/losses included in other comprehensive income (loss) for instruments still held at August 31, 2022 were gains of $51.5 million during the nine months ended August 31, 2022.
(2)Net derivatives represent Financial instruments owned, at fair value - Derivatives and Financial instruments sold, not yet purchased, at fair value - Derivatives.

Analysis of Level 3 Assets and Liabilities for the nine months ended August 31, 2022

During the nine months ended August 31, 2022, transfers of assets of $98.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Commercial mortgage-backed securities of $47.8 million, other asset-backed securities of $23.7 million, CDOs and CLOs of $7.8 million, loans and other receivables of $9.6 million and corporate debt securities of $6.7 million due to reduced pricing transparency.

During the nine months ended August 31, 2022, transfers of assets of $27.4 million from Level 3 to Level 2 are primarily attributed to:
•Other asset-backed securities of $21.5 million due to greater pricing transparency supporting classification into Level 2.

During the nine months ended August 31, 2022, transfers of liabilities of $264.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $143.9 million, structured notes within long-term debt of $105.8 million and loans of $15.0 million due to reduced pricing and market transparency.
During the nine months ended August 31, 2022, transfers of liabilities of $46.9 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $38.9 million and net derivatives of $7.0 million due to greater market and pricing transparency.

Net gains on Level 3 assets were $38.5 million and net gains on Level 3 liabilities were $473.3 million for the nine months ended August 31, 2022. Net gains on Level 3 assets were primarily due to increased market values across corporate equity securities and investments at fair value, partially offset by decreases in loans to and investments in associated companies, commercial mortgage-backed securities and residential mortgage-backed securities. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within long-term debt and certain derivatives.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2021 (in thousands):

	Balance, November 30, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into (out of) Level 3	Balance, August 31, 2021	Changes in unrealized gains/ losses included in earnings relating to instruments still held at August 31, 2021 (1)
Assets:
Financial instruments owned, at fair value:
Corporate equity securities	$75,904	$48,741	$7,900	$(37,794)	$(16)	$—	$37,006	$131,741	$37,146
Corporate debt securities	23,146	1,600	1,513	(3,721)	(128)	—	(14,254)	8,156	331
CDOs and CLOs	17,972	7,666	58,868	(37,277)	(2,201)	—	7,533	52,561	(4,716)
Residential mortgage-backed securities	21,826	(195)	157	(784)	(291)	—	(19,277)	1,436	(123)
Commercial mortgage-backed securities	2,003	134	2,590	(393)	(1,639)	—	(15)	2,680	741
Other asset-backed securities	79,995	4,770	38,785	(26,642)	(25,966)	—	6,491	77,433	(6,955)
Loans and other receivables	134,636	18,104	51,933	(55,693)	(10,509)	—	12,500	150,971	9,756
Investments at fair value	213,946	106,699	12,669	(47,245)	(8,955)	—	(111,781)	165,333	30,027
FXCM term loan	59,455	(990)	—	—	—	—	—	58,465	(990)
Loans to and investments in associated companies	40,185	(3,601)	—	—	—	—	—	36,584	(3,601)

Liabilities:
Financial instruments sold, not yet purchased, at fair value:
Corporate equity securities	$4,434	$(12)	$(22)	$—	$—	$—	$(13)	$4,387	$13
Corporate debt securities	141	375	—	12	—	—	—	528	(375)
Commercial mortgage-backed securities	35	—	(35)	140	—	—	—	140	—
Loans	16,635	1,308	(7,182)	14,083	—	—	368	25,212	(4,094)
Net derivatives (2)	26,017	33,173	(1,548)	49,871	768	—	58,781	167,062	(33,007)
Other secured financings	1,543	—	—	—	—	950	—	2,493	—
Long-term debt (1)	676,028	25,323	—	—	—	58,000	26,261	785,612	31,992

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

August 31, 2022
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average
Financial instruments owned, at fair value
Corporate equity securities	$197,817
Non-exchange-traded securities		Market approach	Price	$1	to	$366	$80
		Volatility benchmarking	Volatility	50%	to	70%	60%

Corporate debt securities	$18,212	Market approach	EBITDA multiple	3.8			—
		Scenario analysis	Estimated recovery percentage	6%			—

CDOs and CLOs	$49,928	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	70%			—
			Discount rate/yield	20%	to	22%	20%
		Market approach	Price	$69	to	$102	$87

Commercial mortgage- backed securities	$31,610	Market approach	Spreads (basis points ("bps"))	322 bps	to	334 bps	326 bps

Other asset-backed securities	$75,439	Discounted cash flows	Constant default rate	2%			—
			Loss severity	85%			—
			Discount rate/yield	7%	to	21%	15%
			Cumulative loss rate	7%	to	24%	19%
			Duration (years)	0.9 years	to	1.6 years	1.2 years
		Market approach	Price	$32	to	$100	$97

Loans and other receivables	$117,594	Market approach	Price	$45	to	$154	$118
		Scenario analysis	Estimated recovery percentage	32%	to	100%	97%

Derivatives	$8,440
Equity Options		Volatility benchmarking	Volatility	23%	to	52%	41%

Investments at fair value	$179,870
Private equity securities		Market approach	Price	$0	to	$14,919	$487
			EBITDA multiple	13.5			—
		Discounted cash flows	Discount rate/yield	10%	to	14%	12%
		Scenario analysis	Discount rate/yield	12%			—

Investment in FXCM	$30,105
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	1.4 years	1.4 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$30,717	Market approach	Underlying stock price	$360			—
			Underlying stock price	€6	to	€8	€7
			Volatility	25%	to	54%	28%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$2,570
Non-exchange-traded securities		Market approach	Price	$1			—

Corporate debt securities	$427	Scenario analysis	Estimated recovery percentage	6%			—

Loans	$12,694	Market approach	Price	$90	to	$96	$92
		Scenario analysis	Estimated recovery percentage	5%			—

Derivatives	$82,721
Equity options		Volatility benchmarking	Volatility	29%	to	68%	50%

Other secured financings	$2,362	Scenario analysis	Estimated recovery percentage	13%	to	39%	30%

Long-term debt
Structured notes	$721,115	Market approach	Price	$51	to	$104	$72
			Price	€60	to	€102	€78

November 30, 2021
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input/Range			Weighted Average

Financial instruments owned, at fair value
Corporate equity securities	$86,961
Non-exchange-traded securities		Market approach	Price	$1	to	$366	$183
		Volatility benchmarking	Volatility	40%	to	53%	45%

Corporate debt securities	$11,803	Market approach	Price	$13	to	$100	$86

CDOs and CLOs	$31,944	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	to	30%	26%
			Discount rate/yield	8%	to	19%	16%
		Market approach	Price	$86	to	$103	$93

Commercial mortgage- backed securities	$2,333	Scenario analysis	Estimated recovery percentage	81%			—

Other asset-backed securities	$86,099	Discounted cash flows	Constant prepayment rate	0%	to	35%	31%
			Constant default rate	2%	to	4%	4%
			Loss severity	60%	to	85%	55%
			Discount rate/yield	3%	to	16%	10%
			Cumulative loss rate	7%	to	20%	14%
			Duration (years)	0.7 years	to	1.4 years	1.1 years
		Market approach	Price	$37	to	$100	$94

Loans and other receivables	$134,015	Market approach	Price	$31	to	$101	$54
		Scenario analysis	Estimated recovery percentage	9%	to	100%	76%

Derivatives	$6,501
Equity options		Volatility benchmarking	Volatility	46%			—
Interest rate swaps		Market approach	Basis points upfront	0.1	to	8.7	3.3
Total return swaps			Price	$100			—

Investments at fair value	$128,152
Private equity securities		Market approach	Price	$1	to	$152	$32
			EBITDA multiple	16.9			—
			Revenue multiple	4.9	to	5.1	5.0
		Scenario analysis	Estimated recovery percentage	7%			—
			Discount rate/yield	13%	to	21%	17%
			Revenue growth	0%			—

Investment in FXCM	$50,455
Term loan		Discounted cash flows	Term based on the pay off (years)	0 months	to	2.2 years	2.2 years

Loans to and investments in associated companies
Non-exchange-traded warrants	$30,842	Market approach	Underlying stock price	$662			—
			Underlying stock price	€15	to	€18	€16
			Volatility	25%	to	59%	31%

Financial instruments sold, not yet purchased, at fair value
Corporate equity securities	$4,635
Non-exchange-traded securities		Market approach	Price	$1			—

Loans	$15,770	Market approach	Price	$31	to	$100	$43
		Scenario analysis	Estimated recovery percentage	50%			—

Derivatives	$76,533
Equity options		Volatility benchmarking	Volatility	26%	to	77%	40%
Interest rate swaps		Market approach	Basis points upfront	0.1	to	8.7	3.1
Total return swaps			Price	$100			—

Other secured financings	$25,905	Scenario analysis	Estimated recovery percentage	13%	to	98%	92%

Long-term debt
Structured notes	$881,732	Market approach	Price	$76	to	$115	$94
			Price	€81	to	€113	€103

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2022 and November 30, 2021, asset exclusions consisted of $54.9 million and $40.8 million, respectively, primarily comprised of certain investments at fair value, other asset-backed securities, certain derivatives, corporate equity securities, loans and other receivables and residential mortgage-backed securities. At August 31, 2022 and November 30, 2021, liability exclusions consisted of $6.5 million and $2.2 million, respectively, primarily comprised of certain derivatives, corporate debt securities, CDOs and CLOs and commercial mortgage-backed securities.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•    Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, commercial mortgage-backed securities, loans and other receivables, other asset-backed securities, private equity securities, non-exchange-traded warrants, certain derivatives and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, other asset-backed securities, loans and other receivables, total return swaps, and structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate debt securities or private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the revenue multiple related to private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price of non-exchange-traded warrants would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps. A significant increase (decrease) in commercial mortgage-backed securities spreads would result in a significantly lower (higher) fair value measurement.
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
The following is a summary of gains (losses) due to changes in instrument-specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Financial instruments owned, at fair value:
Loans and other receivables	$(9,040)	$(7,273)	$4,828	$17,600

Financial instruments sold, not yet purchased, at fair value:
Loans	$(832)	$(574)	$(121)	$945

Long-term debt:
Changes in instrument-specific credit risk (1)	$(5,824)	$20,478	$88,309	$(103,751)
Other changes in fair value (2)	62,476	(26,093)	318,408	61,695

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

The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, long-term debt and other secured financings measured at fair value under the fair value option (in thousands):

	August 31, 2022	November 30, 2021
Financial instruments owned, at fair value:
Loans and other receivables (1)	$5,741,428	$5,600,648
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	226,577	64,203
Long-term debt	$361,044	$(38,391)
Other secured financings	$2,913	$3,432

(1)    Interest income is recognized separately from other changes in fair value and is included in Interest income in the Consolidated Statements of Operations.
(2)    Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $93.1 million and $19.7 million at August 31, 2022 and November 30, 2021, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $207.3 million and $56.9 million at August 31, 2022 and November 30, 2021, respectively, which includes loans and other receivables 90 days or greater past due of $131.5 million and $23.5 million at August 31, 2022 and November 30, 2021, respectively.
At August 31, 2022, Jefferies Group owned shares which represent a 38% economic interest in ApiJect Systems, Corp. ("ApiJect"). The investment in ApiJect is accounted for at fair value by electing the fair value option available under GAAP and is included within corporate equity securities in Financial instruments owned, at fair value, in the Consolidated Statement of Financial Condition. During the nine months ended August 31, 2022, in connection with ApiJect's issuance of additional equity to third party investors, Jefferies Group purchased additional common shares of ApiJect and obtained a right to 1.125% of ApiJect's future revenues for cash consideration of $25.0 million. In addition, Jefferies Group converted its $25.0 million term loan agreement into additional common shares. For the nine months ended August 31, 2022, the change in fair value of Jefferies Group's equity investments in ApiJect was a mark-to-market gain of $37.3 million. At August 31, 2022, the total fair value of Jefferies Group's equity investment in common shares of ApiJect is $100.1 million, which is included within Level 3 of the fair value hierarchy. Additionally, Jefferies Group owned warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032.
Jefferies Group also has a term loan agreement with a principal of ApiJect for $25.0 million maturing on October 31, 2022. The loan is accounted for at cost plus accrued interest and is reported within Other assets in the Consolidated Statement of Financial Condition. Interest income of $0.5 million and $0.5 million for the three months ended August 31, 2022 and 2021, respectively, and $1.6 million and $1.1 million for the nine months ended August 31, 2022 and 2021, respectively, was recognized related to the loan and is included in Interest income in the Consolidated Statements of Operations. The loan has a fair value of $28.3 million at August 31, 2022, which would be classified as Level 3 in the fair value hierarchy.

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
The following tables present the fair value and related number of derivative contracts at August 31, 2022 and November 30, 2021 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
August 31, 2022 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$182,979	3
Foreign exchange contracts:
Bilateral OTC	151,388	5	—	—
Total derivatives designated as accounting hedges	151,388		182,979

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	873	37,656	50	21,604
Cleared OTC	232,758	4,139	33,526	3,826
Bilateral OTC	774,034	566	1,274,695	1,157
Foreign exchange contracts:
Bilateral OTC	530,442	10,287	586,085	10,294
Equity contracts:
Exchange-traded	1,049,065	1,431,643	814,310	1,318,904
Bilateral OTC	318,127	5,329	1,070,480	5,796
Commodity contracts:
Exchange-traded	68	695	40	611
Bilateral OTC	2,652	675	17,664	1,470
Credit contracts:
Cleared OTC	28,016	165	24,391	189
Bilateral OTC	14,197	8	18,729	11
Total derivatives not designated as accounting hedges	2,950,232		3,839,970

Total gross derivative assets/liabilities:
Exchange-traded	1,050,006		814,400
Cleared OTC	260,774		240,896
Bilateral OTC	1,790,840		2,967,653
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(783,977)		(783,977)
Cleared OTC	(239,199)		(240,896)
Bilateral OTC	(1,704,518)		(1,534,063)
Net amounts in the Consolidated Statement of Financial Condition (4)	$373,926		$1,464,013
(continued)

	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
November 30, 2021 (1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$35,726	2	$32,200	1
Foreign exchange contracts:
Bilateral OTC	30,462	4	—	—
Total derivatives designated as accounting hedges	66,188		32,200

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,262	23,888	756	39,195
Cleared OTC	373,355	4,505	367,134	4,467
Bilateral OTC	322,353	1,037	283,481	967
Foreign exchange contracts:
Bilateral OTC	1,428,712	17,792	1,437,116	17,576
Equity contracts:
Exchange-traded	1,206,606	1,582,713	1,036,019	1,450,624
Bilateral OTC	377,132	2,888	1,824,418	2,682
Commodity contracts:
Exchange-traded	448	1,394	223	1,457
Bilateral OTC	2,703	616	9,862	825
Credit contracts:
Cleared OTC	84,180	132	108,999	128
Bilateral OTC	13,289	14	14,168	17
Total derivatives not designated as accounting hedges	3,810,040		5,082,176

Total gross derivative assets/liabilities:
Exchange-traded	1,208,316		1,036,998
Cleared OTC	493,261		508,333
Bilateral OTC	2,174,651		3,569,045
Amounts offset in the Consolidated Statement of Financial Condition (3):
Exchange-traded	(1,008,091)		(1,008,091)
Cleared OTC	(483,339)		(508,333)
Bilateral OTC	(1,814,326)		(2,185,776)
Net amounts in the Consolidated Statement of Financial Condition (4)	$570,472		$1,412,176
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

The following table provides information related to gains (losses) recognized in Interest expense of Jefferies Group in the Consolidated Statements of Operations related to fair value hedges (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Interest rate swaps	$(31,831)	$17,665	$(176,244)	$(27,797)
Long-term debt	32,439	(13,396)	188,023	38,630
Total	$608	$4,269	$11,779	$10,833

The following table provides information related to gains (losses) on net investment hedges recognized in Net foreign currency translation adjustments, a component of Other comprehensive income (loss), in the Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Foreign exchange contracts	$95,213	$39,778	$157,773	$(23,628)
Total	$95,213	$39,778	$157,773	$(23,628)

The following table presents unrealized and realized gains (losses) on derivative contracts which are primarily recognized in Principal transactions revenues in the Consolidated Statements of Operations, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Interest rate contracts	$(16,018)	$(152)	$(145,481)	$(20,912)
Foreign exchange contracts	(90,604)	(38,633)	(200,137)	32,439
Equity contracts	(105,661)	(198,979)	88,500	(291,991)
Commodity contracts	21,517	(3,958)	(46,961)	(29,027)
Credit contracts	3,684	(4,927)	15,129	(6,970)
Total	$(187,082)	$(246,649)	$(288,950)	$(316,461)

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

OTC Derivatives.  The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities as reflected in the Consolidated Statement of Financial Condition at August 31, 2022 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross- Maturity Netting (4)	Total
Commodity swaps, options and forwards	$805	$1,847	$—	$(2,652)	$—
Equity options and forwards	17,773	5,488	—	(4,600)	18,661
Credit default swaps	—	3,371	255	—	3,626
Total return swaps	101,046	15,879	194	(6,538)	110,581
Foreign currency forwards, swaps and options	202,065	6,938	170	(5,038)	204,135
Fixed income forwards	14,191	—	—	—	14,191
Interest rate swaps, options and forwards	116,753	537,440	26,970	(148,270)	532,893
Total	$452,633	$570,963	$27,589	$(167,098)	884,087
Cross product counterparty netting					(27,872)
Total OTC derivative assets included in Financial instruments owned, at fair value					$856,215

(1)At August 31, 2022, we held net exchange-traded derivative assets and other credit agreements with a fair value of $266.0 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in the Consolidated Statements of Financial Condition. At August 31, 2022, cash collateral received was $748.3 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0-12 Months	1-5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$15,371	$2,293	$—	$(2,652)	$15,012
Equity options and forwards	115,856	290,887	26,180	(4,600)	428,323
Credit default swaps	—	620	—	—	620
Total return swaps	373,151	104,255	3	(6,538)	470,871
Foreign currency forwards, swaps and options	107,227	6,156	47	(5,038)	108,392
Fixed income forwards	54	—	—	—	54
Interest rate swaps, options and forwards	108,505	540,829	495,333	(148,270)	996,397
Total	$720,164	$945,040	$521,563	$(167,098)	2,019,669
Cross product counterparty netting					(27,872)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased, at fair value					$1,991,797

(1)At August 31, 2022, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $51.8 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in the Consolidated Statements of Financial Condition. At August 31, 2022, cash collateral pledged was $579.6 million.
(3)Derivative fair values include counterparty netting within product category.
(4)    Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At August 31, 2022, the counterparty credit quality with respect to the fair value of our OTC derivative assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$515,887
BBB- to BBB+	167,092
BB+ or lower	97,483
Unrated	75,753
Total	$856,215

(1)    We utilize internal credit ratings determined by the Jefferies Group's Risk Management department. Credit ratings determined by Jefferies Group Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts

The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts are as follows (in millions):

	External Credit Rating
	Investment Grade	Non-investment grade	Unrated	Total Notional
August 31, 2022
Credit protection sold:
Index credit default swaps	$4,266.9	$1,910.1	$—	$6,177.0
Single name credit default swaps	—	—	0.2	0.2

November 30, 2021
Credit protection sold:
Index credit default swaps	$2,612.0	$1,298.8	$—	$3,910.8
Single name credit default swaps	—	17.6	0.2	17.8

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

	August 31, 2022	November 30, 2021
Derivative instrument liabilities with credit-risk-related contingent features	$391.3	$821.5
Collateral posted	(95.4)	(160.5)
Collateral received	194.1	369.3
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	490.0	1,030.4

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

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged and remaining contractual maturity (in thousands):

Collateral Pledged	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
August 31, 2022
Corporate equity securities	$926,636	$451,454	$27,859	$1,405,949
Corporate debt securities	333,515	2,035,863	—	2,369,378
Mortgage-backed and asset-backed securities	—	1,337,306	—	1,337,306
U.S. government and federal agency securities	37,730	9,426,864	121,727	9,586,321
Municipal securities	—	233,824	—	233,824
Sovereign obligations	17,528	2,119,137	—	2,136,665
Loans and other receivables	—	918,259	—	918,259
Total	$1,315,409	$16,522,707	$149,586	$17,987,702

November 30, 2021
Corporate equity securities	$1,160,916	$150,602	$7,289	$1,318,807
Corporate debt securities	321,356	2,684,458	—	3,005,814
Mortgage-backed and asset-backed securities	—	1,209,442	—	1,209,442
U.S. government and federal agency securities	6,348	8,426,536	—	8,432,884
Municipal securities	—	413,073	—	413,073
Sovereign obligations	37,101	2,422,901	—	2,460,002
Loans and other receivables	—	712,388	—	712,388
Total	$1,525,721	$16,019,400	$7,289	$17,552,410

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	31 to 90 Days	Greater than 90 Days	Total
August 31, 2022
Securities lending arrangements	$744,734	$—	$303,764	$266,911	$1,315,409
Repurchase agreements	8,455,862	2,824,948	1,943,871	3,298,026	16,522,707
Obligation to return securities received as collateral, at fair value	149,586	—	—	—	149,586
Total	$9,350,182	$2,824,948	$2,247,635	$3,564,937	$17,987,702

November 30, 2021
Securities lending arrangements	$595,628	$1,318	$539,623	$389,152	$1,525,721
Repurchase agreements	6,551,934	1,798,716	4,361,993	3,306,757	16,019,400
Obligation to return securities received as collateral, at fair value	7,289	—	—	—	7,289
Total	$7,154,851	$1,800,034	$4,901,616	$3,695,909	$17,552,410

We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans and as initial margin on certain derivative transactions. We also receive securities as collateral in connection with securities-for- securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2022 and November 30, 2021, the approximate fair value of securities received as collateral by us that may be sold or repledged was $29.07 billion and $31.97 billion, respectively. At August 31, 2022 and November 30, 2021, a substantial portion of the securities received have been sold or repledged.

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

(In thousands)	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets at August 31, 2022
Securities borrowing arrangements	$6,607,954	$—	$6,607,954	$(208,879)	$(1,720,118)	$4,678,957
Reverse repurchase agreements	13,065,754	(8,958,365)	4,107,389	(585,113)	(3,461,795)	60,481
Securities received as collateral, at fair value	149,586	—	149,586	—	(149,586)	—

Liabilities at August 31, 2022
Securities lending arrangements	$1,315,409	$—	$1,315,409	$(208,879)	$(1,091,278)	$15,252
Repurchase agreements	16,522,707	(8,958,365)	7,564,342	(585,113)	(6,534,808)	444,421
Obligation to return securities received as collateral, at fair value	149,586	—	149,586	—	(149,586)	—

Assets at November 30, 2021
Securities borrowing arrangements	$6,409,420	$—	$6,409,420	$(271,475)	$(1,528,206)	$4,609,739
Reverse repurchase agreements	15,215,785	(7,573,301)	7,642,484	(540,312)	(7,048,823)	53,349
Securities received as collateral, at fair value	7,289	—	7,289	—	(7,289)	—

Liabilities at November 30, 2021
Securities lending arrangements	$1,525,721	$—	$1,525,721	$(271,475)	$(1,213,563)	$40,683
Repurchase agreements (4)	16,019,400	(7,573,301)	8,446,099	(540,312)	(7,136,585)	769,202
Obligation to return securities received as collateral, at fair value	7,289	—	7,289	—	(7,289)	—

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
(3)At August 31, 2022, amounts include $4.61 billion of securities borrowing arrangements, for which we have received securities collateral of $4.47 billion, and $420.0 million of repurchase agreements, for which we have pledged securities collateral of $432.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable. At November 30, 2021, amounts include $4.51 billion of securities borrowing arrangements, for which we have received securities collateral of $4.35 billion, and $765.0 million of repurchase agreements, for which we have pledged securities collateral of $781.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)There was an immaterial correction in the amount of available collateral, which resulted in a $200 million decrease in the available collateral and a $200 million increase in the net amount related to repurchase agreements at November 30, 2021.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $984.3 million and $1.02 billion at August 31, 2022 and November 30, 2021, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Transferred assets	$1,813.2	$2,608.1	$5,355.8	$9,338.1
Proceeds on new securitizations	1,813.2	2,609.8	5,407.2	9,339.4
Cash flows received on retained interests	10.0	4.5	22.9	14.3

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2022 and November 30, 2021.

The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2022		November 30, 2021
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$238.9	$3.5	$330.2	$4.9
U.S. government agency commercial mortgage-backed securities	2,537.7	174.7	2,201.8	69.2
CLOs	5,610.2	42.0	3,382.3	31.0
Consumer and other loans	2,337.7	122.3	2,271.4	136.4
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

	August 31, 2022		November 30, 2021
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other

Cash	$—	$0.2	$3.8	$—
Financial instruments owned, at fair value	—	35.1	173.1	146.4
Securities purchased under agreements to resell (1)	1,575.8	—	3,697.1	—
Receivables (2)	753.2	26.8	626.8	40.6
Other assets (3)	130.6	77.7	114.6	—
Total assets	$2,459.6	$139.8	$4,615.4	$187.0

Financial instruments sold, not yet purchased, at fair value	$—	$3.7	$—	$109.1
Other secured financings (4)	2,403.4	—	4,521.6	—
Long-term debt	—	24.3	—	—
Other liabilities (5)	3.2	76.7	46.6	75.3
Total liabilities	$2,406.6	$104.7	$4,568.2	$184.4

Noncontrolling interests	$—	$34.6	$—	$—
(1)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(2)Approximately $1.4 million and $1.2 million of the receivables at August 31, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.
(3)Approximately $71.2 million and $56.5 million of the other assets at August 31, 2022 and November 30, 2021, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $251.2 million and $36.7 million of the other secured financings at August 31, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.
(5)Approximately $69.5 million and $75.3 million of the other liabilities at August 31, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.

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

At August 31, 2022 and November 30, 2021, Foursight is the primary beneficiary of automobile loan financing vehicles to which we transfer automobile loans, act as servicer of the automobile loans for a fee and retain equity interests in the vehicles. The assets of these VIEs consist primarily of automobile loans, which are accounted for as loans held for investment at amortized cost and included within Receivables in the Consolidated Statements of Financial Condition. The liabilities of these VIEs consist of notes issued by the VIEs, which are accounted for at amortized cost and included within Other secured financings in the Consolidated Statements of Financial Condition and do not have recourse to our general credit. The automobile loans are pledged as collateral for the related notes and available only for the benefit of the note holders.

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

Additionally, HomeFed is the primary beneficiary of a real estate syndication entity that is developing a multi-family residential property. HomeFed invested in this property, together with other third-party investors that have noncontrolling interests, and manages the property. Its assets consist primarily of the real estate being developed and its liabilities consist primarily of accrued capital expenditures, other payables and long-term debt. Our variable interests in the VIE consist primarily of our equity ownership interest, a sponsor promote, and development and asset management fees earned for managing the project.

Nonconsolidated VIEs

The following table presents information about our variable interests in nonconsolidated VIEs (in millions):

	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
August 31, 2022
CLOs	$501.9	$0.1	$1,827.5	$9,128.9
Asset-backed vehicles	468.4	—	632.8	4,488.0
Related party private equity vehicles	29.6	—	40.3	82.7
Other investment vehicles	1,368.5	—	1,504.9	24,390.8
Total	$2,368.4	$0.1	$4,005.5	$38,090.4

November 30, 2021
CLOs	$582.2	$2.0	$2,557.1	$10,277.5
Asset-backed vehicles	281.9	—	359.3	3,474.6
Related party private equity vehicles	27.1	—	37.8	78.9
Other investment vehicles	1,111.5	—	1,201.6	15,101.4
Total	$2,002.7	$2.0	$4,155.8	$28,932.4

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

Related Party Private Equity Vehicles. We committed to invest in private equity funds (the "JCP Funds", including Jefferies Group's interests in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, "JCP Fund V")) managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we committed to invest in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both August 31, 2022 and November 30, 2021, our total equity commitment in the JCP Entities was $133.0 million, of which $122.3 million and $122.3 million, respectively, had been funded. The carrying value of our equity investments in the JCP Entities was $29.6 million and $27.1 million at August 31, 2022 and November 30, 2021, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

Other Investment Vehicles.  The carrying amount of our equity investment was $1.37 billion and $1.11 billion at August 31, 2022 and November 30, 2021, respectively. Our unfunded equity commitment related to these investments totaled $136.3 million and $90.0 million at August 31, 2022 and November 30, 2021, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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

At August 31, 2022 and November 30, 2021, we held $1.60 billion and $1.31 billion of agency mortgage-backed securities, respectively, and $175.6 million and $253.9 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

FXCM is considered a VIE and our term loan and equity ownership are variable interests. We have determined that we are not the primary beneficiary of FXCM because we do not have the power to direct the activities that most significantly impact FXCM's performance. Therefore, we do not consolidate FXCM and we account for our equity interest under the equity method as an investment in an associated company. FXCM reported total assets of $401.2 million in its latest financial statements. Our maximum exposure to loss as a result of our involvement with FXCM is limited to the total of the carrying value of the term loan ($30.1 million) and the investment in associated company ($49.9 million) at August 31, 2022. FXCM is not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 8.  Loans to and Investments in Associated Companies

A summary of Loans to and investments in associated companies accounted for under the equity method of accounting during the nine months ended August 31, 2022 and 2021 is as follows (in thousands):

	Loans to and investments in associated companies as of beginning of period	Income (losses) related to associated companies	Other income (losses) related to associated companies (1)	Contributions to (distributions from) associated companies, net	Other	Loans to and investments in associated companies as of end of period

2022
Jefferies Finance	$776,162	$—	$(71,587)	$30,702	$2	$735,279
Berkadia	373,417		107,266	(59,217)	(1,530)	419,936
FXCM (2)	48,986	(8,131)	—	10,000	(1,001)	49,854
OpNet (3)	133,778	(42,308)	—	48,135	—	139,605
Asset Management companies (4)	183,076	—	1,442	(3,665)	—	180,853
Real estate companies	122,720	(666)	—	10,330	—	132,384
Other (3) (4)	107,651	(5,407)	(264)	(4,109)	(2,459)	95,412
Total	$1,745,790	$(56,512)	$36,857	$32,176	$(4,988)	$1,753,323

2021
Jefferies Finance	$693,201	$—	$59,068	$(8,837)	$—	$743,432
Berkadia	301,152	—	86,639	(556)	(140)	387,095
FXCM (2)	73,920	(23,046)	—	—	109	50,983
OpNet	198,991	(34,174)	—	(9,057)	(726)	155,034
Asset Management companies (4)	139,707	—	41,276	(26,566)	—	154,417
Real estate companies	168,678	(2,948)	—	(20,151)	—	145,579
Other (4)	110,914	(1,102)	249	(1,634)	(2)	108,425
Total	$1,686,563	$(61,270)	$187,232	$(66,801)	$(759)	$1,744,965

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
(3)Loans to and investments in associated companies at August 31, 2022 include loans and debt securities aggregating $27.9 million related to OpNet and other, and $15.3 million at November 30, 2021 related to other.
(4)Certain prior year amounts have been reclassified to conform to the current year presentation.

Income (losses) related to associated companies includes the following (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
FXCM	$(1,162)	$(12,926)	$(8,131)	$(23,046)
OpNet	2,664	(14,231)	(42,308)	(34,174)
Real estate companies	(1,376)	169	(666)	(2,948)
Other	(4,953)	(188)	(5,407)	(1,102)
Total	$(4,827)	$(27,176)	$(56,512)	$(61,270)

Other income (losses) related to associated companies (primarily related to Jefferies Group and classified in Other revenues) includes the following (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Jefferies Finance	$(76,383)	$(1,767)	$(71,587)	$59,068
Berkadia	29,782	25,967	107,266	86,639
Asset Management companies (1)	(5,005)	9,979	1,442	41,276
Other (1)	(122)	9	(264)	249
Total	$(51,728)	$34,188	$36,857	$187,232

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

At August 31, 2022, Jefferies Group and MassMutual each had equity commitments to Jefferies Finance of $750.0 million. The equity commitment is reduced quarterly based on Jefferies Group's share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At August 31, 2022, Jefferies Group's remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2023 with automatic one year extensions absent a 60 day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with Jefferies Group and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at August 31, 2022. Advances are shared equally between Jefferies Group and MassMutual. The facility is scheduled to mature on March 1, 2023 with automatic one year extensions absent a 60 day termination notice by either party. At August 31, 2022, Jefferies Group had funded $0.0 million of its $250.0 million commitment. Jefferies Group recognized interest income and unfunded commitment fees related to the facility of $0.3 million and $0.3 million during the three months ended August 31, 2022 and 2021, respectively, and $1.3 million and $2.2 million during the nine months ended August 31, 2022 and 2021, respectively.

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Origination and syndication fee revenues (1)	$14.6	$87.8	$171.4	$303.5
Origination fee expenses (1)	6.5	15.6	33.8	48.4
CLO placement fee revenues (2)	1.2	0.6	3.1	4.3
Underwriting fees (3)	—	2.0	—	2.5
Service fees (4)	17.3	18.0	83.1	63.5

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
(2)    Jefferies Group acts as a placement agent for CLOs managed by Jefferies Finance, for which Jefferies Group recognized fees, which are included in Investment banking revenues in the Consolidated Statements of Operations. At August 31, 2022 and November 30, 2021, Jefferies Group held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
At August 31, 2022 and November 30, 2021, receivables from Jefferies Finance, included in Other assets in the Consolidated Statements of Financial Condition, were $10.0 million and $26.2 million, respectively. At August 31, 2022 and November 30, 2021, payables to Jefferies Finance, related to cash deposited with Jefferies Group, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition, were $30.1 million and $8.5 million, respectively.
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

Berkadia uses all of the proceeds from the commercial paper sales of an affiliate of Berkadia to fund new mortgage loans, servicer advances, investments and other working capital requirements. Repayment of the commercial paper is supported by a $1.5 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At August 31, 2022, the aggregate amount of commercial paper outstanding was $1.47 billion.

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

OpNet

We own approximately 42% of the common shares of OpNet, the largest fixed wireless broadband services provider in Italy. In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2026, redeemable preferred stock with a redemption value of $98.8 million at August 31, 2022, and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 61% of OpNet's common equity at August 31, 2022. We have approximately 48% of the total voting securities of OpNet. Additionally, we have made shareholder loans to OpNet with principal outstanding of $44.5 million at August 31, 2022. We account for our equity interest in OpNet on a two month lag.

Asset Management Companies

Through Jefferies Group, we have asset management equity method investments that consist of our shares in Monashee Holdings LLC ("Monashee") and Oak Hill Capital Management LLC, OHCP GenPar Holdco, LP, Oak Hill Capital Management Partners III, LP and Oak Hill Capital Partners IV (Management), LP (collectively the "Oak Hill entities"). Monashee, an investment management company, a registered investment advisor and general partner of various investment management funds, provides us with a 50% voting rights interest and the rights to distributions of 47.5% of the annual net profits of Monashee's operations if certain thresholds are met. A portion of the carrying amount of the investment in Monashee relates to contract and customer relationship and client relationship intangible assets and goodwill. The intangible assets are amortized over their useful life and the goodwill is not amortized. The Asset Management companies equity method investments also consist of membership interests and limited partnership interests of approximately 15% in the Oak Hill investment management company and registered investment advisor and the Oak Hill general partner entity, which is entitled to carried interest from certain Oak Hill managed funds (collectively "the Oak Hill interests"). Subsequent to quarter-end, on September 30, 2022, we sold the Oak Hill interests with a carrying value of $167.7 million and recognized $175.1 million within Other revenues in the Consolidated Statement of Operations as a result of the sale.

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

We own approximately 48.1% of 54 Madison, a fund that owns interests in one real estate project and is in the process of being liquidated.

Note 9.  Intangible Assets, Net and Goodwill

A summary of Intangible assets, net and goodwill is as follows (in thousands):

	August 31, 2022	November 30, 2021
Indefinite-lived intangibles:
Exchange and clearing organization membership interests and registrations	$7,365	$7,732

Amortizable intangibles:
Customer and other relationships, net of accumulated amortization of $87,692 and $128,012	37,966	42,808
Trademarks and tradenames, net of accumulated amortization of $34,426 and $32,244	92,198	96,509
Other, net of accumulated amortization of $11,073 and $11,329	3,885	5,353
Total intangible assets, net	141,414	152,402

Goodwill:
Investment Banking and Capital Markets (1)	1,549,851	1,561,928
Asset Management	143,000	143,000
Real estate	36,711	36,711
Other operations	3,459	3,459
Total goodwill	1,733,021	1,745,098

Total intangible assets, net and goodwill	$1,874,435	$1,897,500

(1)    The decrease in Investment Banking and Capital Markets goodwill during the nine months ended August 31, 2022, primarily relates to translation adjustments.

Amortization expense on intangible assets was $2.5 million and $3.6 million for the three months ended August 31, 2022 and 2021, respectively, and $8.5 million and $10.7 million for the nine months ended August 31, 2022 and 2021, respectively.

The estimated aggregate future amortization expense for the intangible assets for each of the next five fiscal years is as follows (in thousands):

Remainder of current year	$2,514
2023	9,904
2024	9,147
2025	8,636
2026	8,608

We performed our annual impairment testing of goodwill within the Investment Banking and Capital Markets segment and the Asset Management segment as of August 1, 2022. The quantitative goodwill impairment test is performed at our reporting unit level. The fair value of the reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, an impairment loss is recognized as the difference between the fair value and carrying value of the reporting unit.

The estimated fair value of both the Investment Banking and Capital Markets segment and the Asset Management segment are based on valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and involves the use of significant estimates and assumptions. The methodologies we utilize in estimating fair value include price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of our reporting units on a controlling basis. An independent valuation specialist was engaged to assist with the valuation process at August 1, 2022. The results of our annual goodwill impairment test for both the Investment Banking and Capital Markets segment and the Asset Management segment did not indicate any goodwill impairment.

We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations within our Investment Banking and Capital Markets segment, at August 1, 2022. We utilized quantitative assessments of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization and qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessments, we recognized immaterial impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessments of the remaining indefinite-life intangible assets, based on our assessments of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.

Note 10.  Short-Term Borrowings

Our short-term borrowings, which mature in one year or less, are as follows (in thousands):

	August 31, 2022	November 30, 2021
Bank loans (1)	$557,439	$215,063
Floating rate puttable notes (1)	6,800	6,800
Total short-term borrowings	$564,239	$221,863

(1)    These short-term borrowings are recorded at cost in the Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

At August 31, 2022 and November 30, 2021, the weighted average interest rate on short-term borrowings outstanding was 3.55% and 1.41% per annum, respectively.

At August 31, 2022 and November 30, 2021, Jefferies Group's borrowings under credit facilities classified within bank loans in Short-term borrowings in the Consolidated Statements of Financial Condition were $550.0 million and $200.0 million, respectively. Jefferies Group's borrowings include credit facilities that contain certain covenants that, among other things, require it to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for its U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of its subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and Jefferies Group in reference to the bank's cost of funding. At August 31, 2022, Jefferies Group was in compliance with all covenants under these credit facilities.

Note 11.  Long-Term Debt

Principal amounts included in the table below are shown net of unamortized discounts, premiums and debt issuance costs (dollars in thousands).

	August 31, 2022	November 30, 2021
Parent Company Debt:
Senior Notes:
5.50% Senior Notes due October 18, 2023, $441,748 principal	$440,748	$440,120
6.625% Senior Notes due October 23, 2043, $250,000 principal	246,937	246,888
Total long-term debt – Parent Company	687,685	687,008

Subsidiary Debt (non-recourse to Parent Company):
Jefferies Group Unsecured Long-term Debt:
1.00% Euro Medium Term Notes, due July 19, 2024, $502,225 and $566,150 principal	501,444	564,985
4.50% Callable Note, due July 22, 2025, $6,206 principal	6,147	—
4.85% Senior Notes, due January 15, 2027, $750,000 principal (1)	714,423	775,550
6.45% Senior Debentures, due June 8, 2027, $350,000 principal	364,589	366,556
5.00% Callable Note, due June 16, 2027, $25,000 principal	24,772	—
5.00% Callable Note, due February 17, 2028, $10,018 principal	9,882	—
4.15% Senior Notes, due January 23, 2030, $1,000,000 principal	991,266	990,525
2.625% Senior Notes due October 15, 2031, $1,000,000 principal (1)	922,252	988,059
2.75% Senior Notes, due October 15, 2032, $500,000 principal (1)	401,353	460,724
6.25% Senior Debentures, due January 15, 2036, $488,000 and $495,000 principal	497,800	505,267
6.50% Senior Notes, due January 20, 2043, $391,000 principal	409,588	409,926
Floating Rate Senior Notes, due October 29, 2071	61,712	61,703
Jefferies Group Unsecured Revolving Credit Facility	249,421	348,951
Structured Notes (2)	1,517,410	1,843,598
Jefferies Group Secured Long-term Debt:
Jefferies Group Secured Credit Facilities (3)	800,275	706,608
Jefferies Group Secured Bank Loan	100,000	100,000
HomeFed EB-5 Program debt	208,516	203,132
HomeFed construction loans	102,851	45,581
Vitesse Energy Revolving Credit Facility	64,080	67,572
Total long-term debt – subsidiaries	7,947,781	8,438,737

Long-term debt	$8,635,466	$9,125,745

(1)    Amounts include net gains of $188.0 million and $38.6 million during the nine months ended August 31, 2022 and 2021, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 4 for further information.
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

Subsidiary Debt:

During the nine months ended August 31, 2022, structured notes with a total principal amount of approximately $162.5 million, net of retirements, were issued by Jefferies Group.

At August 31, 2022 and November 30, 2021, borrowings under several of Jefferies Group's credit facilities classified within Long-term debt amounted to $1.05 billion and $972.9 million, respectively. Interest on these credit facilities is based on adjusted London Interbank Offered Rate ("LIBOR") rates or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require Jefferies Group to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of its subsidiaries. At August 31, 2022, Jefferies Group was in compliance with all covenants under theses credit facilities.

In addition, one of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan ("Jefferies Group Secured Bank Loan"). At both August 31, 2022 and November 30, 2021, borrowings under the Jefferies Group Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt. The Jefferies Group Secured Bank Loan matures on September 13, 2024, has an interest rate of 1.25% plus LIBOR and is collateralized by certain trading securities. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At August 31, 2022, Jefferies Group was in compliance with all covenants under the Jefferies Group Secured Bank Loan.

HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. This debt is secured by certain real estate of HomeFed. At August 31, 2022, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's EB-5 Program debt matures in 2024 through 2026.

At August 31, 2022, HomeFed has construction loans with an aggregate committed amount of $148.6 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loans bear interest based on the 30 day LIBOR or the Secured Overnight Financing Rate ("SOFR"), plus spreads of 2.15% to 3.15%, subject to adjustment on the first of each calendar month. At August 31, 2022, the weighted average interest rate on these loans was 4.92%. The loans mature between December 2022 and May 2024 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At August 31, 2022 and November 30, 2021, $103.6 million and $46.8 million, respectively, was outstanding under the construction loan agreements.

Vitesse Energy has a revolving credit facility with a syndicate of banks that matures in April 2026 and has a maximum borrowing base of $200.0 million at August 31, 2022. At August 31, 2022, $66.0 million was outstanding under the facility. Borrowings under the facility have been made as SOFR loans that bear interest at SOFR plus a spread ranging from 2.75% to 3.75% based on the borrowing base utilization percentage. The credit facility is guaranteed by Vitesse Energy's subsidiaries and is collateralized with a minimum of 85% of Vitesse Energy's proved reserve value of its oil and gas properties. Vitesse Energy's borrowing base is subject to regular re-determination on or about April 1 and October 1 of each year based on proved oil and gas reserves, hedge positions and estimated future cash flows from these reserves calculated using future commodity pricing provided by Vitesse Energy's lenders. At November 30, 2021, $68.0 million was outstanding under the prior revolving credit facility.

Note 12.  Mezzanine Equity

Redeemable Noncontrolling Interests

At August 31, 2022 and November 30, 2021, redeemable noncontrolling interests include other redeemable noncontrolling interests of $13.4 million and $25.4 million, respectively, primarily related to our oil and gas exploration and development businesses.

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

Senior Executive Compensation Plan.

In December 2021, our senior executives were granted RSUs containing service conditions, including a special leadership continuity grant, as well as RSUs that contain both service and performance conditions. For the three and nine months ended August 31, 2022, we recorded $6.5 million and $18.3 million, respectively, of stock-based compensation related to these awards.

In December 2020, our senior executives were granted nonqualified stock options and stock appreciation rights ("SARs"). The total initial fair value of the stock options and SARs were recorded as expense at the time of the grant, as both awards have no future service requirements. For the nine months ended August 31, 2021, we recorded $48.6 million of total Compensation and benefits expense relating to the stock options and SARs, of which $12.9 million was stock-based compensation and $35.7 million related to the SAR awards.

Share-Based Compensation Expense. Share-based compensation expense relating to grants made under our share-based compensation plans was $10.0 million and $7.0 million for the three months ended August 31, 2022 and 2021, respectively, and $33.0 million and $71.2 million (including $48.6 million related to the senior executive stock option award and SAR awards, as discussed above) for the nine months ended August 31, 2022 and 2021, respectively. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. At August 31, 2022, total unrecognized compensation cost related to nonvested share-based compensation plans was $100.9 million; this cost is expected to be recognized over a weighted average period of 3.4 years.

At August 31, 2022, there were 961,000 shares of restricted stock outstanding with future service required, 4,245,000 RSUs outstanding with future service required (including target RSUs that may be issued under the senior executive compensation plan), 12,547,000 RSUs outstanding with no future service required, 5,027,000 stock options outstanding and 1,155,000 shares issuable under other plans. Additionally, the Preferred Shares are currently convertible into 4,440,863 common shares at an effective conversion price of $28.15 per share. The maximum potential increase to common shares outstanding resulting from these outstanding awards and the Preferred Shares is 27,415,000 at August 31, 2022.

Restricted Cash Awards. Jefferies Group provides compensation to certain new and existing employees in the form of loans and/or other cash awards that are subject to ratable vesting terms with service requirements. These awards are amortized as compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year. At August 31, 2022, the remaining unamortized amount of the restricted cash awards was $270.8 million and is included within Other assets in the Consolidated Statement of Financial Condition; this cost is expected to be recognized over a weighted average period of 3 years.

Note 14.  Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Operations. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	August 31, 2022	November 30, 2021
Net unrealized gains (losses) on available for sale securities	$(767)	$269
Net foreign currency translation adjustments (1)	(215,542)	(166,499)
Net changes in instrument-specific credit risk	(83,647)	(153,672)
Net minimum pension liability	(50,414)	(52,241)
Total accumulated other comprehensive income (loss)	$(350,370)	$(372,143)

(1) We reduce the impact of fluctuations in foreign exchange rates on our net investments in some of our non-U.S. operations through the use of foreign exchange contracts. Relating to these contracts, all gains or losses on the hedging instruments are included as part of net foreign currency translation adjustments within accumulated other comprehensive income (loss). The net foreign currency translation adjustments are shown net of cumulative gains from these hedges of $131.2 million and $11.9 million at August 31, 2022 and November 30, 2021, respectively.

Amounts reclassified out of accumulated other comprehensive income (loss) to net income are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	For the Nine Months Ended August 31,
	2022	2021
Net changes in instrument-specific credit risk, net of income tax provision (benefit) of $(52) and $599	$(161)	$1,861	Principal transactions revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $(624) and $(795)	(1,827)	(2,329)	Selling, general and other expenses, which includes pension expense
Total reclassifications for the period, net of tax	$(1,988)	$(468)

Note 15. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Revenues from contracts with customers:
Commissions and other fees	$221,397	$214,363	$705,419	$673,756
Investment banking	709,334	1,180,620	2,255,241	3,184,932
Other	246,474	239,086	756,544	700,377
Total revenues from contracts with customers	1,177,205	1,634,069	3,717,204	4,559,065

Other sources of revenue:
Principal transactions	200,889	232,110	654,633	1,513,034
Interest income	318,216	220,278	776,896	691,223
Other	140,617	54,137	249,141	247,189
Total revenues from other sources	659,722	506,525	1,680,670	2,451,446

Total revenues	$1,836,927	$2,140,594	$5,397,874	$7,010,511

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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Reportable Segments (1)
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Reconciling Items -Consolidation Adjustments	Total
Three months ended August 31, 2022
Major Business Activity:
Investment Banking - Advisory	$486,762	$—	$—	$—	$(5,343)	$481,419
Investment Banking - Underwriting	227,915	—	—	—	—	227,915
Equities (2)	218,007	—	—	—	(74)	217,933
Fixed Income (2)	3,464	—	—	—	—	3,464
Asset Management	—	3,758	—	—	—	3,758
Manufacturing revenues	—	—	105,469	—	—	105,469
Oil and gas revenues	—	—	84,493	—	—	84,493
Other revenues	—	—	52,754	—	—	52,754
Total revenues from contracts with customers	$936,148	$3,758	$242,716	$—	$(5,417)	$1,177,205

Primary Geographic Region:
Americas	$681,329	$3,758	$241,537	$—	$(5,417)	$921,207
Europe	191,806	—	743	—	—	192,549
Asia Pacific	63,013	—	436	—	—	63,449
Total revenues from contracts with customers	$936,148	$3,758	$242,716	$—	$(5,417)	$1,177,205

Three months ended August 31, 2021
Major Business Activity:
Investment Banking - Advisory	$583,887	$—	$—	$—	$—	$583,887
Investment Banking - Underwriting	596,733	—	—	—	—	596,733
Equities (2)	210,109	—	—	—	(30)	210,079
Fixed Income (2)	4,284	—	—	—	—	4,284
Asset Management	—	2,853	—	—	—	2,853
Manufacturing revenues	—	—	118,918	—	—	118,918
Oil and gas revenues	—	—	49,814	—	—	49,814
Other revenues	—	—	67,501	—	—	67,501
Total revenues from contracts with customers	$1,395,013	$2,853	$236,233	$—	$(30)	$1,634,069

Primary Geographic Region:
Americas	$1,114,829	$2,853	$235,450	$—	$(30)	$1,353,102
Europe	215,146	—	445	—	—	215,591
Asia Pacific	65,038	—	338	—	—	65,376
Total revenues from contracts with customers	$1,395,013	$2,853	$236,233	$—	$(30)	$1,634,069

	Reportable Segments (1)
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Reconciling Items -Consolidation Adjustments	Total
Nine months ended August 31, 2022
Major Business Activity:
Investment Banking - Advisory	$1,402,291	$—	$—	$—	$(5,343)	$1,396,948
Investment Banking - Underwriting	858,649	—	—	—	(356)	858,293
Equities (2)	695,508	—	—	—	(366)	695,142
Fixed Income (2)	10,277	—	—	—	—	10,277
Asset Management	—	19,627	—	—	—	19,627
Manufacturing revenues	—	—	412,605	—	—	412,605
Oil and gas revenues	—	—	225,652	—	—	225,652
Other revenues	—	—	98,660	—	—	98,660
Total revenues from contracts with customers	$2,966,725	$19,627	$736,917	$—	$(6,065)	$3,717,204

Primary Geographic Region:
Americas	$2,302,203	$19,627	$733,796	$—	$(6,065)	$3,049,561
Europe	464,370	—	1,950	—	—	466,320
Asia Pacific	200,152	—	1,171	—	—	201,323
Total revenues from contracts with customers	$2,966,725	$19,627	$736,917	$—	$(6,065)	$3,717,204

Nine months ended August 31, 2021
Major Business Activity:
Investment Banking - Advisory	$1,285,834	$—	$—	$—	$—	$1,285,834
Investment Banking - Underwriting	1,899,098	—	—	—	—	1,899,098
Equities (2)	663,503	—	—	—	(218)	663,285
Fixed Income (2)	10,471	—	—	—	—	10,471
Asset Management	—	12,594	—	—	—	12,594
Manufacturing revenues	—	—	440,857	—	—	440,857
Oil and gas revenues	—	—	126,855	—	—	126,855
Other revenues	—	—	120,071	—	—	120,071
Total revenues from contracts with customers	$3,858,906	$12,594	$687,783	$—	$(218)	$4,559,065

Primary Geographic Region:
Americas	$3,104,251	$11,961	$685,760	$—	$(218)	$3,801,754
Europe	575,774	633	1,351	—	—	577,758
Asia Pacific	178,881	—	672	—	—	179,553
Total revenues from contracts with customers	$3,858,906	$12,594	$687,783	$—	$(218)	$4,559,065

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

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at August 31, 2022. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at August 31, 2022.

We recognized $35.2 million and $76.2 million during the three months ended August 31, 2022 and 2021, respectively, and $77.9 million and $49.4 million during the nine months ended August 31, 2022 and 2021, respectively, of revenues related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $9.2 million and $7.9 million during the three months ended August 31, 2022 and 2021, respectively, and $19.3 million and $16.4 million during the nine months ended August 31, 2022 and 2021, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.

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

We had receivables related to revenues from contracts with customers of $252.7 million and $298.7 million at August 31, 2022 and November 30, 2021, respectively, and we had contract assets related to revenues from contracts with customers of $34.8 million and $25.2 million at August 31, 2022 and November 30, 2021, respectively. We had no significant impairments related to these receivables or contract assets during the three and nine months ended August 31, 2022 and 2021.

Our deferred revenue primarily includes deferred revenue related to our real estate operations and retainer and milestone fees received in investment banking advisory engagements where the performance obligations have not yet been satisfied. Deferred revenues were $38.6 million and $49.7 million at August 31, 2022 and November 30, 2021, respectively, which are recorded in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended August 31, 2022, we recognized $9.1 million of deferred revenue from the balance at May 31, 2022. During the three months ended August 31, 2021, we recognized $8.0 million of deferred revenue from the balance at May 31, 2021. During the nine months ended August 31, 2022, we recognized $21.7 million of deferred revenue from the balance at November 30, 2021. During the nine months ended August 31, 2021, we recognized $10.0 million of deferred revenue from the balance at November 30, 2020.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At August 31, 2022 and November 30, 2021, capitalized costs to fulfill a contract were $2.4 million and $1.6 million, respectively, which are recorded in Receivables in the Consolidated Statements of Financial Condition. We recognized expenses of $1.0 million and $0.9 million during the three months ended August 31, 2022 and 2021, respectively, and $1.6 million and $1.6 million during the nine months ended August 31, 2022 and 2021, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended August 31, 2022 and 2021.

Note 16.  Income Taxes

The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions was $468.9 million (including $112.8 million for interest) at August 31, 2022, of which $301.3 million related to Jefferies Group, and was $436.9 million (including $97.9 million for interest) at November 30, 2021, of which $273.2 million related to Jefferies Group. If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The net deferred tax asset was $398.4 million and $327.5 million at August 31, 2022 and November 30, 2021, respectively. The deferred tax asset is predominately attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the largest component of which relates to compensation and benefits. The deferred tax asset is included in Other assets in the Consolidated Statements of Financial Condition.

We are currently under examination by a number of taxing jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs.

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2019
New York State	2001
New York City	2006
United Kingdom	2020
Hong Kong	2016
Germany	2017

Our provision for income taxes for the nine months ended August 31, 2022 was $219.9 million, representing an effective tax rate of 25.6%. Our provision for income taxes for the nine months ended August 31, 2021 was $484.8 million, representing an effective tax rate of 26.5%.

Note 17.  Common Share and Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Numerator for earnings per share:
Net income attributable to Jefferies Financial Group Inc. common shareholders	$195,459	$407,459	$636,920	$1,342,490
Allocation of earnings to participating securities (1)	(571)	(2,490)	(2,662)	(7,974)
Net income attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	194,888	404,969	634,258	1,334,516
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	5	52	28	161
Mandatorily redeemable convertible preferred share dividends	2,070	1,849	6,211	5,101
Net income attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$196,963	$406,870	$640,497	$1,339,778

Denominator for earnings per share:
Weighted average common shares outstanding	230,988	246,624	236,546	247,638
Weighted average shares of restricted stock outstanding with future service required	(710)	(1,602)	(1,075)	(1,561)
Weighted average RSUs outstanding with no future service required	13,575	18,065	14,697	18,171
Denominator for basic earnings per share – weighted average shares	243,853	263,087	250,168	264,248
Stock options and other share based awards	1,171	1,485	1,485	905
Senior executive compensation plan RSUs awards	1,774	2,392	1,989	2,152
Mandatorily redeemable convertible preferred shares	4,441	4,441	4,441	4,441
Denominator for diluted earnings per share	251,239	271,405	258,083	271,746

(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 714,600 and 1,621,000 for the three months ended August 31, 2022 and 2021, respectively, and 1,083,400 and 1,581,200 for the nine months ended August 31, 2022 and 2021, respectively. Dividends declared on participating securities were not material during the three and nine months ended August 31, 2022 and 2021. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our Board of Directors from time to time has authorized the repurchase of our common shares. In January 2022, the Board of Directors increased the share repurchase authorization by $87.5 million. In March 2022, the Board of Directors increased the share repurchase authorization by $250.0 million. In June 2022, the Board of Directors increased the share repurchase authorization by $250.0 million. During the first nine months of 2022, we purchased a total of 21,721,900 of our common shares for $738.6 million, or an average price of $34.00 per share, including 18,294,689 of our common shares in the open market for $616.3 million under our current Board of Director authorization, and 3,427,211 shares of our common stock for $122.2 million in connection with net-share settlements under our equity compensation plan. At August 31, 2022, we had $133.7 million remaining authorization of future repurchases. In September 2022, the Board of Directors increased the share repurchase authorization by $145.9 million back to a total of $250.0 million.

Note 18.  Commitments, Contingencies and Guarantees

Commitments

The following table summarizes commitments associated with certain business activities at August 31, 2022 (in millions):

	Expected Maturity Date (Fiscal Years)
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Maximum Payout
Equity commitments (1)	$359.5	$51.2	$2.4	$4.9	$131.1	$549.1
Loan commitments (1)	4.0	267.5	—	78.9	—	350.4
Underwriting commitments	68.0	—	—	—	—	68.0
Forward starting reverse repos (2)	7,182.8	—	—	—	—	7,182.8
Forward starting repos (2)	3,104.7	—	—	—	—	3,104.7
Other unfunded commitments (1)	—	176.5	278.0	0.2	—	454.7
Total	$10,719.0	$495.2	$280.4	$84.0	$131.1	$11,709.7

(1)Equity commitments, loan commitments and other unfunded commitments are generally presented by contractual maturity date. The amounts are however mostly available on demand.
(2)At August 31, 2022, all of the forward starting securities purchased under agreements to resell and all except $44.1 million of the forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments.  Equity commitments include a commitment to invest in Jefferies Group's joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a Director. At August 31, 2022, Jefferies Group's outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.7 million.

See Note 8 for additional information regarding Jefferies Group's investment in Jefferies Finance.

Additionally, at August 31, 2022, we had outstanding equity commitments to invest up to $69.7 million in the Oak Hill entities, $415.8 million to strategic affiliates and $37.5 million in various other investments. Subsequent to quarter-end, we no longer have the equity commitments to the Oak Hill entities, as a result of our sale of the Oak Hill interests on September 30, 2022. For further information on this sale, see Note 8.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2022, we had $100.4 million of outstanding loan commitments to clients.

Loan commitments outstanding at August 31, 2022 also include Jefferies Group's portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. At August 31, 2022, $0.0 million of Jefferies Group's $250.0 million commitment was funded.

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

Contingencies

In the third quarter of 2022, we accrued $80.0 million within Selling, general and other expenses in the Consolidated Statement of Operations in regards to a combined regulatory settlement with the U.S. Securities and Exchange Commission ("SEC") and the U.S. Commodity Futures Trading Commission ("CFTC"). This regulatory settlement was within the context of an industry-wide regulatory investigation relating to record-keeping requirements in connection with personal-texting devices used for business communications.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under GAAP as of August 31, 2022 (in millions):

	Expected Maturity Date (Fiscal Years)
Guarantee Type	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Notional/ Maximum Payout
Derivative contracts – non-credit related	$6,346.3	$9,661.9	$13,329.4	$1,696.8	$107.0	$31,141.4
Written derivative contracts – credit related	—	—	0.2	—	—	0.2
Total derivative contracts	$6,346.3	$9,661.9	$13,329.6	$1,696.8	$107.0	$31,141.6

The derivative contracts deemed to meet the definition of a guarantee under GAAP are before consideration of hedging transactions and only reflect a partial or "one-sided" component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2022, the fair value of derivative contracts meeting the definition of a guarantee is approximately $768.8 million.

Berkadia.  We have agreed to reimburse Berkshire Hathaway for up to one-half of any losses incurred under a $1.5 billion surety policy securing outstanding commercial paper issued by an affiliate of Berkadia. At August 31, 2022, the aggregate amount of commercial paper outstanding was $1.47 billion.

HomeFed. For real estate development projects, HomeFed is generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event HomeFed is unable or unwilling to complete certain infrastructure improvements. As HomeFed develops the planned area and the municipality accepts the improvements, the bonds are released. Should the respective municipality or others draw on the bonds for any reason, certain of HomeFed's subsidiaries would be obligated to pay. At August 31, 2022, the aggregate amount of infrastructure improvement bonds outstanding was $69.8 million.

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
Standby Letters of Credit.  At August 31, 2022, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $13.7 million. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement. Primarily all letters of credit expire within one year.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Jefferies Financial Services, Inc. ("JFSI"), a registered swap dealer, is subject to the CFTC's regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI is registered as a security-based swap dealer with the SEC and is subject to the SEC's security-based swap dealer regulatory rules. Further, JFSI is registered with the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC's net capital requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the NFA, as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.

Jefferies LLC's net capital and excess net capital at August 31, 2022 were $1.17 billion and $1.07 billion, respectively. JFSI's net capital and excess net capital at August 31, 2022 were $321.2 million and $301.2 million, respectively.
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

Note 20.  Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized at fair value on a recurring basis are as follows (in thousands):

	August 31, 2022		November 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Receivables:
Notes and loans receivable (1)	$887,754	$929,449	$835,009	$866,163

Financial Liabilities:
Short-term borrowings (2)	$564,239	$564,239	$221,863	$221,863
Long-term debt (3)	7,118,056	6,887,258	7,282,147	8,004,211

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

Note 21.  Related Party Transactions

Jefferies Capital Partners Related Funds. Jefferies Group has equity investments in the JCP Manager and in private equity funds (including JCP Fund V), which are managed by a team led by our President and a Director ("Private Equity Related Funds"). Reflected in the Consolidated Statements of Financial Condition at August 31, 2022 and November 30, 2021 are Jefferies Group's equity investments in Private Equity Related Funds of $29.6 million and $27.1 million, respectively. Net gains from Jefferies Group's investment in JCP Fund V aggregating $1.7 million and $4.2 million for the three months ended August 31, 2022 and 2021, respectively, and $4.9 million and $8.7 million for the nine months ended August 31, 2022 and 2021, respectively, were recorded in Principal transactions revenues. Gains (losses) for other funds were not material. For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Notes 7 and 18.

Special Purpose Acquisition Companies. Jefferies Group earned investment banking revenues during the three and nine months ended August 31, 2021 of $21.4 million and $45.5 million, respectively, for services provided to special purpose acquisition companies we have co-sponsored.

Berkadia Commercial Mortgage, LLC. At August 31, 2022 and November 30, 2021, Jefferies Group has commitments to purchase $293.4 million and $425.6 million, respectively, in agency commercial mortgage-backed securities from Berkadia.

Asset Management Investments. Through Jefferies Group, we have an investment management agreement whereby Monashee provides asset management services to us for certain separately managed accounts. Our net investment balance in the separately managed accounts was $16.3 million and $13.6 million at August 31, 2022 and November 30, 2021, respectively.

We own limited partnership interests in certain Oak Hill managed funds of $3.9 million and $6.0 million at August 31, 2022 and November 30, 2021, respectively, which are measured at the NAV of the funds and included within Financial instruments owned, at fair value, in the Consolidated Statements of Financial Condition.

FXCM. Jefferies Group entered into a foreign exchange prime brokerage agreement with FXCM in 2017. In connection with the foreign exchange contracts entered into under this agreement, Jefferies Group had $0.6 million and $0.7 million at August 31, 2022 and November 30, 2021, respectively, included in Payables, expense accruals and other liabilities in the Consolidated Statements of Financial Condition.

Officers, Directors and Employees. We had $18.6 million and $23.1 million of loans outstanding to certain non-executive officers and employees at August 31, 2022 and November 30, 2021, respectively.

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
Our Merchant Banking reportable segment consists of our various merchant banking businesses and investments, primarily including OpNet, Vitesse Energy and JETX Energy, real estate, Idaho Timber (prior to its sale in August 2022) and FXCM.
Corporate assets primarily consist of cash and cash equivalents. Corporate revenues primarily include interest income.

Certain information concerning our segments is presented in the following tables (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Net revenues:
Reportable Segments:
Investment Banking and Capital Markets	$1,134,732	$1,672,943	$3,714,928	$5,259,301
Asset Management	(13,803)	13,327	77,300	293,204
Merchant Banking	397,847	248,690	825,637	812,509
Corporate	6,192	955	8,756	2,269
Total net revenues related to reportable segments	1,524,968	1,935,915	4,626,621	6,367,283
Reconciling items - Consolidation adjustments	(78)	3,069	(734)	9,150
Total consolidated revenues	$1,524,890	$1,938,984	$4,625,887	$6,376,433

Income (loss) before income taxes:
Reportable Segments:
Investment Banking and Capital Markets	$166,777	$597,373	$775,725	$1,588,619
Asset Management	(43,633)	(17,895)	(26,651)	173,185
Merchant Banking	201,129	(4,745)	173,094	141,905
Corporate	(13,426)	(10,450)	(35,316)	(43,026)
Income before income taxes related to reportable segments	310,847	564,283	886,852	1,860,683
Reconciling items - Parent Company interest	(8,997)	(13,774)	(25,773)	(41,505)
Reconciling items - Consolidation adjustments	—	3,107	(356)	9,362
Total consolidated income before income taxes	$301,850	$553,616	$860,723	$1,828,540

Depreciation and amortization expenses:
Reportable Segments:
Investment Banking and Capital Markets	$23,366	$21,065	$69,687	$62,580
Asset Management	401	494	1,230	1,462
Merchant Banking	18,997	16,554	57,248	50,536
Corporate	423	564	1,266	2,306
Total consolidated depreciation and amortization expenses	$43,187	$38,677	$129,431	$116,884

	August 31, 2022	November 30, 2021
Identifiable Assets Employed:
Reportable Segments:
Investment Banking and Capital Markets	$48,213,613	$52,903,374
Asset Management	3,028,847	3,205,799
Merchant Banking	2,194,617	2,263,050
Corporate	1,941,062	2,432,927
Identifiable assets related to reportable segments	55,378,139	60,805,150
Reconciling items - Consolidation adjustments	(148,328)	(401,040)
Total consolidated assets	$55,229,811	$60,404,110

Interest expense classified as a component of Net revenues relates to Jefferies Group. For the three months ended August 31, 2022 and 2021, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($9.0 million and $13.8 million, respectively) and Merchant Banking ($1.2 million and $0.8 million, respectively). For the nine months ended August 31, 2022 and 2021, interest expense classified as a component of Expenses was primarily comprised of parent company interest ($25.8 million and $41.5 million, respectively) and Merchant Banking ($2.8 million and $2.5 million, respectively). Additionally, for the three and nine months ended August 31, 2021, interest expense classified as a component of Expenses in the Investment Banking and Capital Markets reportable segment includes $5.0 million and $15.8 million, respectively, related to Foursight.

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

A summary of results of operations for the third quarter of 2022 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,134,732	$(13,803)	$397,847	$6,192	$—	$(78)	$1,524,890

Expenses:
Cost of sales	—	—	123,436	—	—	—	123,436
Compensation and benefits	521,214	12,808	10,584	13,856	—	—	558,462
Non-compensation expenses:
Floor brokerage and clearing fees	79,727	4,959	—	—	—	—	84,686
Selling, general and other expenses	343,648	11,662	37,651	5,339	—	(78)	398,222
Interest expense	—	—	1,223	—	8,997	—	10,220
Depreciation and amortization	23,366	401	18,997	423	—	—	43,187
Total non-compensation expenses	446,741	17,022	57,871	5,762	8,997	(78)	536,315
Total expenses	967,955	29,830	191,891	19,618	8,997	(78)	1,218,213
Income (loss) before income taxes and loss related to associated companies	166,777	(43,633)	205,956	(13,426)	(8,997)	—	306,677
Loss related to associated companies	—	—	(4,827)	—	—	—	(4,827)
Income (loss) before income taxes	$166,777	$(43,633)	$201,129	$(13,426)	$(8,997)	$—	301,850
Income tax provision							105,909
Net income							$195,941

A summary of results of operations for the first nine months of 2022 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$3,714,928	$77,300	$825,637	$8,756	$—	$(734)	$4,625,887

Expenses:
Cost of sales	—	—	349,556	—	—	—	349,556
Compensation and benefits	1,768,350	43,560	89,226	25,487	—	—	1,926,623
Non-compensation expenses:
Floor brokerage and clearing fees	237,140	25,523	—	—	—	—	262,663
Selling, general and other expenses	864,026	33,638	97,155	17,319	—	(378)	1,011,760
Interest expense	—	—	2,846	—	25,773	—	28,619
Depreciation and amortization	69,687	1,230	57,248	1,266	—	—	129,431
Total non-compensation expenses	1,170,853	60,391	157,249	18,585	25,773	(378)	1,432,473
Total expenses	2,939,203	103,951	596,031	44,072	25,773	(378)	3,708,652
Income (loss) before income taxes and loss related to associated companies	775,725	(26,651)	229,606	(35,316)	(25,773)	(356)	917,235
Loss related to associated companies	—	—	(56,512)	—	—	—	(56,512)
Income (loss) before income taxes	$775,725	$(26,651)	$173,094	$(35,316)	$(25,773)	$(356)	860,723
Income tax provision							219,949
Net income							$640,774

A summary of results of operations for the third quarter of 2021 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$1,672,943	$13,327	$248,690	$955	$—	$3,069	$1,938,984

Expenses:
Cost of sales	—	—	151,510	—	—	—	151,510
Compensation and benefits	762,725	15,468	17,584	6,466	—	—	802,243
Non-compensation expenses:
Floor brokerage and clearing fees	64,441	4,541	—	—	—	—	68,982
Selling, general and other expenses	222,357	10,719	39,849	4,375	—	(38)	277,262
Interest expense (1)	4,982	—	762	—	13,774	—	19,518
Depreciation and amortization	21,065	494	16,554	564	—	—	38,677
Total non-compensation expenses	312,845	15,754	57,165	4,939	13,774	(38)	404,439
Total expenses	1,075,570	31,222	226,259	11,405	13,774	(38)	1,358,192
Income (loss) before income taxes and loss related to associated companies	597,373	(17,895)	22,431	(10,450)	(13,774)	3,107	580,792
Loss related to associated companies	—	—	(27,176)	—	—	—	(27,176)
Income (loss) before income taxes	$597,373	$(17,895)	$(4,745)	$(10,450)	$(13,774)	$3,107	553,616
Income tax provision							145,700
Net income							$407,916

(1)    Interest expense within Investment Banking and Capital Markets relates to Foursight for the third quarter of 2021.

A summary of results for the first nine months of 2021 is as follows (in thousands):

	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Parent Company Interest	Consolidation Adjustments	Total

Net revenues	$5,259,301	$293,204	$812,509	$2,269	$—	$9,150	$6,376,433

Expenses:
Cost of sales	—	—	390,916	—	—	—	390,916
Compensation and benefits	2,650,704	59,924	66,365	29,035	—	—	2,806,028
Non-compensation expenses:
Floor brokerage and clearing fees	197,226	24,982	—	—	—	—	222,208
Selling, general and other expenses	744,366	33,651	99,000	13,954	—	(212)	890,759
Interest expense (1)	15,806	—	2,517	—	41,505	—	59,828
Depreciation and amortization	62,580	1,462	50,536	2,306	—	—	116,884
Total non-compensation expenses	1,019,978	60,095	152,053	16,260	41,505	(212)	1,289,679
Total expenses	3,670,682	120,019	609,334	45,295	41,505	(212)	4,486,623
Income (loss) before income taxes and loss related to associated companies	1,588,619	173,185	203,175	(43,026)	(41,505)	9,362	1,889,810
Loss related to associated companies	—	—	(61,270)	—	—	—	(61,270)
Income (loss) before income taxes	$1,588,619	$173,185	$141,905	$(43,026)	$(41,505)	$9,362	1,828,540
Income tax provision							484,756
Net income							$1,343,784

(1)    Interest expense within Investment Banking and Capital Markets relates to Foursight for the first nine months of 2021.

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

Our financial results for the third quarter of 2022 were impacted by:

•Investment Banking and Capital Markets net revenues of $1.13 billion:
◦Investment Banking net revenues of $681.8 million, including advisory net revenues of $486.8 million, equity underwriting net revenues of $151.0 million and debt underwriting net revenues of $76.9 million;
◦Combined Capital Markets net revenues of $452.1 million, including equities net revenues of $277.4 million and fixed income net revenues of $174.6 million;
•Asset Management net revenues were a loss (before allocated net interest) of $2.6 million;
•Pre-tax income of $201.1 million related to our Merchant Banking businesses reflecting:
◦Pre-tax gain on sale of Idaho Timber of $139.0 million;
◦Strong results at Vitesse Energy, LLC ("Vitesse Energy");
◦Mark-to-market declines in the value of several of our investments in public companies; and
•$80.0 million combined regulatory settlement with the U.S. Securities and Exchange Commission ("SEC") and the U.S. Commodity Futures Trading Commission ("CFTC").

Our financial results for the first nine months of 2022 were impacted by:

•Investment Banking and Capital Markets net revenues of $3.71 billion:
◦Investment Banking net revenues of $2.37 billion, including advisory net revenues of $1.40 billion, equity underwriting net revenues of $429.5 million and debt underwriting net revenues of $429.1 million;
◦Combined Capital Markets net revenues of $1.35 billion, including equities net revenues of $809.3 million and fixed income net revenues of $538.9 million;
•Asset Management revenues (before allocated net interest) of $116.2 million;

•Pre-tax income of $173.1 million related to our Merchant Banking businesses reflecting:
◦Pre-tax gain on sale of Idaho Timber of $139.0 million;
◦Strong results at Vitesse Energy;
◦Mark-to-market declines in the value of several of our investments in public companies; and
•$80.0 million combined regulatory settlement with the SEC and CFTC.

Our financial results for the third quarter of 2021 were impacted by:

•Investment Banking and Capital Markets net revenues of $1.67 billion:
◦Investment banking net revenues of $1.22 billion, including advisory net revenues of $583.9 million, equity underwriting net revenues of $367.5 million and debt underwriting net revenues of $229.3 million;
◦Combined capital markets net revenues of $442.3 million, including equities net revenues of $236.5 million and fixed income net revenues of $205.8 million;
•Asset Management revenues (before allocated net interest) of $24.5 million; and
•Pre-tax loss of $4.7 million related to our Merchant Banking businesses reflecting:
◦Normalization of the results from Idaho Timber, as well as charges to adjust its inventory carrying value to substantially lower lumber prices.

Our financial results for the first nine months of 2021 were impacted by:

•Investment Banking and Capital Markets net revenues of $5.26 billion:
◦Investment banking net revenues of $3.39 billion, including advisory net revenues of $1.29 billion, equity underwriting net revenues of $1.19 billion and debt underwriting net revenues of $712.4 million;
◦Combined capital markets net revenues of $1.84 billion, including equities net revenues of $1.01 billion and fixed income net revenues of $826.4 million;
•Asset Management revenues (before allocated net interest) of $326.2 million; and
•Pre-tax income of $141.9 million related to our Merchant Banking businesses reflecting:
◦Strong results from Idaho Timber for the first six months of the nine month period; and
◦Mark-to-market increases in the value of several of our investments in public and private companies.

Investment Banking and Capital Markets

A summary of results of operations for our Investment Banking and Capital Markets segment is as follows (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021

Net revenues	$1,134,732	$1,672,943	$3,714,928	$5,259,301

Expenses:
Compensation and benefits	521,214	762,725	1,768,350	2,650,704
Non-compensation expenses:
Floor brokerage and clearing fees	79,727	64,441	237,140	197,226
Selling, general and other expenses	343,648	222,357	864,026	744,366
Interest expense	—	4,982	—	15,806
Depreciation and amortization	23,366	21,065	69,687	62,580
Total non-compensation expenses	446,741	312,845	1,170,853	1,019,978
Total expenses	967,955	1,075,570	2,939,203	3,670,682
Income before income taxes	$166,777	$597,373	$775,725	$1,588,619

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

Revenues by Source

Net revenues presented for our Investment Banking and Capital Markets reportable segment include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs. We changed the presentation of our "Revenues by Source" to present Jefferies Group's share of the net earnings of Berkadia Commercial Mortgage Holding LLC ("Berkadia") within Other investment banking net revenues, which was previously presented within the Other business category. We believe that this change to our revenue reporting better aligns with management's current view of our business activities related to commercial real estate investment banking and management reporting. Previously reported results are presented on a comparable basis.

The following provides a summary of net revenues by source (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021

Advisory	$486,762	$583,887	$1,402,291	$1,285,834

Equity underwriting	150,972	367,460	429,507	1,186,728
Debt underwriting	76,943	229,273	429,142	712,370
Total underwriting	227,915	596,733	858,649	1,899,098

Other investment banking	(32,877)	42,997	111,003	208,480
Total investment banking	681,800	1,223,617	2,371,943	3,393,412

Equities	277,448	236,532	809,302	1,010,497
Fixed income	174,618	205,795	538,896	826,351
Total capital markets	452,066	442,327	1,348,198	1,836,848

Other	866	6,999	(5,213)	29,041
Total Investment Banking and Capital Markets (1)	$1,134,732	$1,672,943	$3,714,928	$5,259,301

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

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	For the Three Months Ended August 31,		For the Nine Months Ended August 31,		For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021	2022	2021	2022	2021

Advisory transactions	98	88	294	217	$94.8	$118.3	$278.9	$271.6
Public and private equity and convertible offerings	40	96	124	316	$8.7	$26.2	$28.9	$107.9
Public and private debt financings	198	240	518	604	$41.0	$93.4	$191.4	$276.0

Investment banking revenues for the third quarter of 2022 were $681.8 million, compared with $1.22 billion for the third quarter of 2021, primarily due to lower underwriting net revenues, consistent with the reduction in industry-wide deal activity due to a challenging market environment.

Our advisory revenues were $486.8 million for the third quarter of 2022, modestly down 16.6% compared to the prior year comparable quarter, with activity in the global mergers and acquisitions markets remaining strong, as we benefit from market share gains as we continue to support our clients through this volatile time.

Total underwriting revenues for the third quarter of 2022 were $227.9 million, a decrease of 61.8%, from $596.7 million in the prior year comparable quarter, reflecting lower net revenues of $151.0 million in equity underwriting and lower net revenues of $76.9 million in debt underwriting. The decline in our debt and equity underwriting net revenues are consistent with a general slowdown in new issuance as a result of uncertain economic and market conditions due to inflation, rising interest rates and market volatility.

Other investment banking net revenues were a loss of $32.9 million for the third quarter of 2022, compared with net revenues of $43.0 million for the third quarter of 2021. Other investment banking revenues during third quarter of 2022 include an increase in our share of the net income of Berkadia compared with the prior year comparable quarter, primarily due to increased mortgage originations. This was offset in the current quarter by our share of the net loss of our Jefferies Finance joint venture reflecting reduced market activity and higher reserves recorded on its loan portfolio and outstanding commitments due to company-specific developments and difficult conditions in the leveraged finance market.

Our investment banking backlog is consistent with last quarter's levels, but execution remains dependent on market conditions. As an indicator of net revenues in a given future period, backlog is subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in our backlog may be completed, and expected transactions may be modified, delayed or cancelled.

Investment banking revenues for the first nine months of 2022 were $2.37 billion, compared with a record $3.39 billion for the first nine months of 2021, reflecting record revenues in mergers and acquisitions, offset by lower revenues in debt and equity underwriting.

Our advisory revenues were a record of $1.40 billion for the first nine months of 2022, up $116.5 million, or 9.1%, compared to the prior year comparable period, as activity in the mergers and acquisitions markets remained strong and the number of our completed transactions continued to increase, especially in the first quarter of the current year period.

Total underwriting revenues for the first nine months of 2022 were $858.6 million, a decrease of 54.8%, from a record $1.90 billion in the prior year comparable period, reflecting lower net revenues of $429.5 million in equity underwriting and $429.1 million in debt underwriting. The decline in our debt and equity underwriting net revenues was consistent with the substantial reduction in industry-wide deal activity, including a slowdown in Special Purpose Acquisition Companies ("SPACs") transactions as compared with the prior year comparable period. The current year period was impacted by the challenging equity and debt markets, while the prior year comparable period results benefited as clients took advantage of the strong equity environment to raise equity capital and as companies took advantage of the low rate environment to access the debt capital markets with high levels of activity in the leveraged loan new issuance markets and record levels of high yield bond refinancing activity.

Other investment banking net revenues were $111.0 million for the first nine months of 2022, compared with net revenues $208.5 million for the first nine months of 2021. Other investment banking revenues during the first nine months of 2022 include an increase in our share of the net income of Berkadia compared with the prior year comparable period, primarily due to increased mortgage originations, and mark-to-market gains of $30.7 million related to certain investments. This was offset by our share of the net loss of our Jefferies Finance joint venture in the current year period, reflecting reduced market activity and higher reserves recorded on its loan portfolio and outstanding commitments due to company-specific developments and difficult conditions in the leveraged finance market compared with net earnings in the prior year comparable period.

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

Total equities net revenues were $277.4 million for the third quarter of 2022, higher than the $236.5 million recorded for the third quarter of 2021. This quarter's revenues benefited from higher commissions and trading revenues, as our business continues to expand within the context of a more normalized trading environment.

Results in our U.S. cash equities business reflected higher trading revenues, compared to mark-to-market losses from SPAC-related activity in the prior year comparable quarter. Our electronic trading and prime brokerage businesses had increased revenues, reflecting increased client trading volumes driving strong commission revenues and continued growth and momentum in our outsourced trading business. Additionally, the global equities business recognized losses on certain block positions in the prior year comparable quarter that were not repeated in the current year quarter.

The increase in our equities net revenues was offset by lower revenues in our equity derivatives business, primarily driven by reduced volatility and lower trading volumes driving a challenging market environment.

Total equities net revenues were $809.3 million for the first nine months of 2022, compared with $1.01 billion for the first nine months of 2021, as our first six months of this year's results were impacted by challenging market conditions for equity trading, as well as significantly reduced SPAC-related activity, partially offset by market share gains and ongoing momentum in our client franchise. This compares to all-time record results in predominately all our equities businesses and across each of our regions during the first nine months of 2021.

Results in our global cash equities business were lower across regions driven by lower trading revenues versus record results globally and across each region on strong market volumes in the prior year comparable period. The prior year comparable period also benefited from trading opportunities related to SPACs. Our global convertibles business also had lower revenues, primarily driven by weaker equity markets and widening credit spreads compared to a strong issuance market in the prior year comparable period and our equity derivatives business results declined as a difficult and challenging trading environment put pressure on trading activity during the current year period.

The lower results were offset by record nine months results in our electronic trading and prime brokerage businesses, reflecting increased client trading volumes driving strong commission revenues and by continued growth and momentum in our outsourced trading business. Additionally, the global equities business recognized losses on certain block positions in the prior year comparable period that were not repeated in the current year period.

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

Fixed income net revenues totaled $174.6 million for the third quarter of 2022, a decrease of 15.1% from net revenues of $205.8 million for the third quarter of 2021, primarily reflecting mark-to-market losses on certain mortgage inventory positions and a slowdown in securitized markets.

Results in certain U.S. securitized markets group products were significantly impacted by high levels of volatility, widening spreads and uncertainty in respect of increased inflation and interest rates concerns, leading to mark-to-market losses on these products and a significant decline in demand for securitized products.

Our results reflect higher revenues in our emerging markets, municipal securities, and portfolio and electronic execution businesses due to growth and an increase in trading opportunities, as increased volatility due to geopolitical concerns drove an increase in trading volumes during the current year quarter. This was offset by results across our distressed credit trading business that were lower on a slowdown in trading opportunities.

Fixed income net revenues totaled $538.9 million for the first nine months of 2022, a decrease of 34.8% from net revenues of $826.4 million for the first nine months of 2021, primarily due to reduced client activity across most products, mark-to-market losses on certain mortgage inventory positions and a slowdown in securitized markets resulting in fewer trading opportunities. The prior year comparable period results were reflective of particularly strong client activity and robust trading activity.

Results in certain U.S. securitized markets group products were significantly impacted by high levels of volatility, widening spreads and uncertainty in respect of increased inflation and interest rate concerns, leading to mark-to-market losses on these products and a significant decline in demand for securitized products.

We achieved higher revenues in our emerging markets and portfolio and electronic execution businesses, primarily in the second half of the current year period, as increased volatility due to geopolitical concerns drove an increase in trading volumes and as a result of growth in certain of these businesses. This was offset by results across most of our credit franchise businesses that were lower on a slowdown in trading opportunities as compared to the prior year comparable period that reflected robust revenues across regions and products.

Other

Other is comprised of revenues from:
•Principal investments in private equity and hedge funds managed by third-parties, which are not part of our asset management platform and other strategic investment positions; and
• Investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expenses).

Our other net revenues were $0.9 million for the third quarter of 2022, a decrease of $6.1 million compared with net revenues of $7.0 million for the third quarter of 2021. Our other net revenues were a loss of $5.2 million for the first nine months of 2022, a decrease of $34.2 million compared with net revenues of $29.0 million for the first nine months of 2021.

Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation and share-based awards and the amortization of share-based and cash compensation awards to employees. Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a such awards granted at year end as part of annual compensation is recorded during the year of the award. Compensation and benefits expense also includes amortization expense related to awards granted where vesting is contingent on future service. In addition, the share-based awards to our Chief Executive Officer and President contain market and performance conditions and the awards are amortized over their service periods.

The following table provides a summary of compensation and benefits expense (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021

Compensation expense without future service requirements	$481,406	$712,699	$1,650,475	$2,506,396
Amortization of share-based and cash-based awards	39,808	50,026	117,875	144,308
Total Compensation and benefits expense	$521,214	$762,725	$1,768,350	$2,650,704

Compensation and benefits expense as a percentage of Net revenues	45.9%	45.6%	47.6%	50.4%
A significant portion of compensation expense is highly variable with net revenues. Compensation and benefits expense decreased, consistent with the decrease in net revenues. Amortization of share-based and cash-based awards decreased in the third quarter of 2022 and first nine months of 2022 as compared to the same periods in 2021 as a result of the accelerated amortization recognized in the year ended November 30, 2021 of certain cash-based awards that had been granted during previous years, which were amended to remove any service requirements for vesting in the awards.

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
Non-compensation expenses were $446.7 million for the third quarter of 2022, an increase of $133.9 million, compared with $312.8 million in the third quarter of 2021. Non-compensation expenses as a percentage of Investment Banking and Capital Markets net revenues were 39.4% and 18.7% for the third quarter of 2022 and 2021, respectively.
The higher expenses in the current year quarter were principally due to an $80.0 million combined regulatory settlement with the SEC and CFTC. The increase in non-compensation expenses also included higher business development expenses as business travel, conferences and other events increased from the prior year comparable quarter which was substantially curtailed due to COVID-19, higher Floor brokerage and clearing fees, commensurate with higher equity commission revenues and higher technology and communication expenses related to the development of various trading and management systems and increased market data costs. This increase was partially offset by lower underwriting costs due to a decrease in the volume of equity and debt underwriting transactions.

Non-compensation expenses were $1.17 billion for the first nine months of 2022, an increase of $150.9 million, compared with $1.02 billion in the first nine months of 2021. Non-compensation expenses as a percentage of Investment Banking and Capital Markets net revenues were 31.5% and 19.4% for the first nine months of 2022 and 2021, respectively.

The higher expenses in the current year period were principally due to an $80.0 million combined regulatory settlement with the SEC and CFTC, as well as our charitable donations of $13.5 million from our Ukrainian Doing Good Global Trading Day. Other expenses in the prior year comparable period included bad debt expenses related to our prime brokerage business and charitable donations of $13.2 million to approximately 175 accredited charities. The increase in non-compensation expenses also included higher business development expenses as business travel, conferences and other events increased from the prior year comparable period which was substantially curtailed due to COVID-19, higher Floor brokerage and clearing fees, commensurate with strong equity commission revenues and higher technology and communication expenses related to the development of various trading and management systems and increased market data costs. This increase was partially offset by lower underwriting costs due to a decrease in the volume of equity and debt underwriting transactions.

Asset Management
Our asset management business is a diversified alternative asset management platform offering institutional clients an innovative range of investment strategies directly and through our affiliated asset managers. We provide certain of our affiliated asset managers access to our fully integrated global operational infrastructure and support. This may include strategy and product development, daily operations and finance-related activities, compliance, legal and human resources support, as well as marketing and business development.
A summary of results of operations for our Asset Management segment is as follows (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021

Net revenues	$(13,803)	$13,327	$77,300	$293,204

Expenses:
Compensation and benefits	12,808	15,468	43,560	59,924
Non-compensation expenses:
Floor brokerage and clearing fees	4,959	4,541	25,523	24,982
Selling, general and other expenses	11,662	10,719	33,638	33,651
Depreciation and amortization	401	494	1,230	1,462
Total non-compensation expenses	17,022	15,754	60,391	60,095
Total expenses	29,830	31,222	103,951	120,019
Income (loss) before income taxes	$(43,633)	$(17,895)	$(26,651)	$173,185
Revenues
Asset management revenues include the following:
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

The following summarizes the results of our Asset Management businesses revenues by asset class (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021
Asset management fees:
Equities	$718	$582	$6,703	$6,317
Multi-asset	3,040	2,271	12,924	6,277
Total asset management fees	3,758	2,853	19,627	12,594

Revenues from arrangements with strategic affiliates (1)	13,311	16,016	56,060	95,074
Total asset management fees and revenues	17,069	18,869	75,687	107,668

Investment return (2)	(19,671)	5,613	40,496	218,529
Allocated net interest (2)	(11,201)	(11,155)	(38,883)	(32,993)
Total Asset Management	$(13,803)	$13,327	$77,300	$293,204

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

Asset management net revenues were a loss of $13.8 million for the third quarter of 2022, compared to net revenues of $13.3 million recorded in the third quarter of 2021. Total asset management fees and revenues for the third quarter of 2022 were $17.1 million, compared with $18.9 million in the prior year comparable quarter. The decrease was due to a decline in performance and similar fees and revenues earned through our strategic affiliates, partially offset by higher asset management fees on funds managed by us.

Our investment return for the third quarter of 2022 was a net loss of $19.7 million, compared with a net profit of $5.6 million for the prior year comparable quarter, as our strategies were impacted by a difficult environment, primarily for our energy and credit funds. Results in the current year quarter also include allocated net interest expenses of $11.2 million, compared with $11.2 million in the prior year comparable quarter.

Asset management net revenues for the first nine months of 2022 were $77.3 million, compared to $293.2 million recorded in the first nine months of 2021. Total asset management fees and revenues for the first nine months of 2022 were $75.7 million, compared with $107.7 million in the prior year comparable period. The decrease was due to a decline in performance and similar fees and revenues earned through our strategic affiliates, partially offset by higher asset management fees on funds managed by us.

Our investment return for the first nine months of 2022 was $40.5 million, compared with $218.5 million for the first nine months of 2021, as our strategies were significantly impacted by a difficult environment for most of our funds and lower performance by strategies that had very strong returns during the prior year comparable period. Results for the first nine months of 2022 also include allocated net interest expenses of $38.9 million, compared with $33.0 million in the prior year comparable period.

A significant portion of compensation expense is highly variable with net revenues. Compensation and benefits expense decreased for the third quarter of 2022 and first nine months of 2022, consistent with the decrease in net revenues.

Assets Under Management

The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.

Assets under management by predominant asset class were as follows (in millions):

	August 31, 2022	November 30, 2021
Assets under management:
Equities	$285	$349
Multi-asset	967	482
Total	$1,252	$831

Change in assets under management were as follows (in millions):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021

Balance, beginning of period	$1,269	$768	$831	$774
Net cash flow in	9	77	441	47
Net market appreciation (depreciation)	(26)	5	(20)	29
Balance, end of period	$1,252	$850	$1,252	$850

The change in assets under management during the third quarter of 2022 is primarily due to the transition to new management of certain of our third-party net assets and net market depreciation, partially offset by new subscriptions and investments from third-parties. The change in assets under management during the first nine months of 2022 is primarily due to new subscriptions and investments from third-parties. The change in assets under management during the third quarter of 2021 is primarily due to new subscriptions and investments from third parties and net market appreciation. The change in assets under management during the first nine months of 2021 is primarily due to new subscriptions and investments from third parties and net market appreciation, partially offset by redemptions from and liquidations of certain funds.

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

	August 31, 2022	November 30, 2021

Jefferies Financial Group Inc., as manager:
Fund investments (1)	$219,325	$221,359
Separately managed accounts (2)	130,191	251,665
Total	349,516	473,024

Strategic affiliates, as asset manager:
Fund investments (1)	1,062,475	831,508
Separately managed accounts (2)	177,828	368,377
Investments in asset managers	218,947	222,661
Total	1,459,250	1,422,546
Total asset management investments	$1,808,766	$1,895,570

(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund, and accordingly, the assets and liabilities of the fund are included in the representative line items in the consolidated financial statements. At August 31, 2022 and November 30, 2021, $49.2 million and $76.5 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented in the Consolidated Statements of Financial Condition within each respective line item.
Collectively, we and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $31.3 billion and $23.6 billion at August 31, 2022 and November 30, 2021, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:

•$27.6 billion and $20.1 billion as of August 31, 2022 and November 30, 2021, respectively - This includes the assets under management raised by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement. In some instances, due to the timing of payments and crystallization of profits or revenue, the revenue related to these relationships will generally be realized and recognized once per year at the calendar year-end (during our first fiscal quarter).
•$2.4 billion and $2.6 billion as of August 31, 2022 and November 30, 2021, respectively - Net asset values of investments made by us in funds or separately managed accounts. We invest in certain strategies using our own capital often before opening a strategy to outside capital. The net asset values include our seed capital of $1.6 billion and $1.6 billion as of August 31, 2022 and November 30, 2021, respectively, in addition to amounts financed of $0.8 billion and $1.0 billion as of August 31, 2022 and November 30, 2021, respectively, invested in funds and separately managed accounts that are managed by us and our affiliated asset managers.
•$1.3 billion and $0.8 billion as of August 31, 2022 and November 30, 2021, respectively - This includes third-party investments actively managed by wholly-owned managers.

Merchant Banking

A summary of results for our Merchant Banking segment is as follows (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021

Net revenues	$397,847	$248,690	$825,637	$812,509

Expenses:
Cost of sales	123,436	151,510	349,556	390,916
Compensation and benefits	10,584	17,584	89,226	66,365
Non-compensation expenses:
Selling, general and other expenses	37,651	39,849	97,155	99,000
Interest expense	1,223	762	2,846	2,517
Depreciation and amortization	18,997	16,554	57,248	50,536
Total non-compensation expenses	57,871	57,165	157,249	152,053
Total expenses	191,891	226,259	596,031	609,334
Income before income taxes and loss related to associated companies	205,956	22,431	229,606	203,175
Loss related to associated companies	(4,827)	(27,176)	(56,512)	(61,270)
Income (loss) before income taxes	$201,129	$(4,745)	$173,094	$141,905

The increase in Net revenues in the third quarter and first nine months of 2022 as compared to the same periods in 2021 is primarily due to the gain on the sale of Idaho Timber and revenue increases in some of our consolidated investments, partially offset by mark-to-market declines in the value of several of our investments in public companies. Compensation and benefits expense decreased in the third quarter of 2022 and increased in the first nine months of 2022 as compared to the same periods in 2021 primarily as a result of certain fair value based compensation arrangements within some of our consolidated investments.

A summary of results for Merchant Banking by source is as follows (in thousands):

	Revenues	Expenses	Income (Loss) Related to Associated Companies	Income (Loss) before Income Taxes

For the three months ended August 31, 2022
Oil and gas	$105,382	$27,080	$—	$78,302
Idaho Timber	247,718	112,701	—	135,017
Real estate	49,414	33,949	(1,376)	14,089
Other	(4,667)	18,161	(3,451)	(26,279)
Total	$397,847	$191,891	$(4,827)	$201,129

For the three months ended August 31, 2021
Oil and gas	$44,918	$35,479	$—	$9,439
Idaho Timber	118,917	121,282	—	(2,365)
Real estate	66,617	47,947	169	18,839
Other	18,238	21,551	(27,345)	(30,658)
Total	$248,690	$226,259	$(27,176)	$(4,745)

	Revenues	Expenses	Income (Loss) Related to Associated Companies	Income (Loss) before Income Taxes

For the nine months ended August 31, 2022
Oil and gas	$177,781	$129,786	$—	$47,995
Idaho Timber	564,640	343,065	—	221,575
Real estate	94,617	66,008	(666)	27,943
Other	(11,401)	57,172	(55,846)	(124,419)
Total	$825,637	$596,031	$(56,512)	$173,094

For the nine months ended August 31, 2021
Oil and gas	$95,306	$103,852	$—	$(8,546)
Idaho Timber	440,920	351,138	—	89,782
Real estate	112,260	95,642	(2,948)	13,670
Other	164,023	58,702	(58,322)	46,999
Total	$812,509	$609,334	$(61,270)	$141,905

Oil and Gas

Production revenue for the third quarter of 2022 was $69.9 million, $24.6 million higher than the $45.3 million in the third quarter of 2021, due to higher oil and gas prices, in part due to geopolitical issues. Production revenues include sales of oil and gas, as well as realized gains and losses related to oil hedges. Realized losses on oil hedges were $14.6 million and $5.1 million during the third quarter of 2022 and 2021, respectively. Net unrealized gains (losses) related to oil hedge derivatives were $35.6 million and $(0.4) million during the third quarter of 2022 and 2021, respectively. For the third quarter of 2022, approximately 52% of oil production was hedged at a weighted average price of approximately $59.30/barrel. Total expenses decreased during the third quarter of 2022 as compared to the third quarter of 2021, reflecting lower non-cash compensation expense, partially offset by higher depreciation and operating expenses.

Production revenue for the first nine months of 2022 was $185.5 million, $62.3 million higher than the $123.2 million in the first nine months of 2021, due to higher oil and gas prices, in part due to geopolitical issues. Production revenues include sales of oil and gas, as well as realized gains and losses related to oil hedges. Realized losses on oil hedges were $40.1 million and $5.2 million during the first nine months of 2022 and 2021, respectively. Net unrealized losses related to oil hedge derivatives were $7.9 million and $27.9 million during the first nine months of 2022 and 2021, respectively. Total expenses increased during the first nine months of 2022 as compared to the first nine months of 2021, reflecting higher non-cash compensation expense, and higher depreciation and operating expenses.

For the first nine months of 2022, approximately 58% of oil production was hedged at a weighted average price of approximately $60.51/barrel. For the remainder of 2022, approximately 43% of expected oil production is hedged at a weighted average price of approximately $59.30/barrel and for 2023, we have approximately 33% of expected oil production hedged at a weighted average price of approximately $78.50/barrel. As these hedging arrangements are not eligible for hedge accounting, it is difficult to align the impact of the hedging by quarter, with the earning of revenues for which the hedges were designed. Hedging gains and losses during the current periods reflect changes in the value of hedges which expire at varying dates through 2024.
Idaho Timber
During the three months ended August 31, 2022, Jefferies sold Idaho Timber, in two transactions at a combined sales price of $239.3 million, resulting in a pre-tax gain of $139.0 million in the Merchant Banking segment. Net manufacturing revenues decreased by $13.4 million in the third quarter of 2022 and as compared to the third quarter of 2021 primarily due to a decrease in the average selling price of 12%. Net manufacturing revenues decreased by $28.3 million in the first nine months of 2022 as compared to the first nine months of 2021 primarily due to a decrease in shipments of 6%. Throughout the second quarter and into the third quarter of 2022, lumber prices have declined from recent highs.

The decrease in total expenses for Idaho Timber of $8.6 million in the third quarter of 2022 and $8.1 million in the first nine months of 2022 as compared to the similar periods of 2021 primarily reflects a decrease in cost of sales and charges to adjust inventory carrying values to substantially lower lumber prices in the 2021 periods, partially offset by increased compensation expense due to the full vesting of bonuses as part of the sale of Idaho Timber.
Real Estate

The decrease in real estate revenues and expenses in the third quarter of 2022 and first nine months of 2022 as compared to the similar periods in 2021 primarily reflects decreased sales of properties and the related cost of sales.

Other

Other revenues reflect realized and unrealized gains (losses) on financial instruments owned, which are held at fair value, of $(16.3) million and $8.6 million for the third quarter of 2022 and 2021, respectively, and $(47.5) million and $137.1 million for the first nine months of 2022 and 2021, respectively. The gains (losses) on financial instruments owned include mark-to-market changes in the value of our investments in public companies of $(27.3) million and $12.7 million for the third quarter of 2022 and 2021, respectively, and $(64.8) million and $104.7 million for the first nine months of 2022 and 2021, respectively.

Corporate

A summary of results of operations for our Corporate segment is as follows (in thousands):

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2022	2021	2022	2021

Net revenues	$6,192	$955	$8,756	$2,269

Expenses:
Compensation and benefits	13,856	6,466	25,487	29,035
Non-compensation expenses:
Selling, general and other expenses	5,339	4,375	17,319	13,954
Depreciation and amortization	423	564	1,266	2,306
Total non-compensation expenses	5,762	4,939	18,585	16,260
Total expenses	19,618	11,405	44,072	45,295
Loss before income taxes	$(13,426)	$(10,450)	$(35,316)	$(43,026)

Compensation and benefits expense in the third quarter and first nine months of 2022 is impacted by $8.0 million of severance expense recorded during the third quarter. Compensation and benefits expense in the third quarter and first nine months of 2022 also reflects a more challenging operating environment, as well as a meaningful reduction in expense related to share-based awards that impacted the third quarter and first nine months of 2021. Total expenses include share-based compensation expense of $1.6 million and $2.1 million for the third quarter of 2022 and 2021, respectively, and $6.1 million and $14.2 million for the first nine months of 2022 and 2021, respectively. Share-based compensation for first nine months of 2021 reflects $7.0 million related to the full fair value of certain share-based grants made during 2021, which were fully vested upon grant.

Parent Company Interest

Parent company interest expense totaled $9.0 million and $13.8 million for the third quarter of 2022 and 2021, respectively, and $25.8 million and $41.5 million for the first nine months of 2022 and 2021, respectively. The decrease in interest expense in the third quarter and first nine months of 2022, is a result of the repurchase in the fourth quarter of 2021 of $308.3 million principal amount of our 5.50% Senior Notes due October 18, 2023. Interest expense may also fluctuate due to capitalization of interest.

Income Taxes

Our provisions for income taxes were $105.9 million and $145.7 million, respectively, for the third quarter of 2022 and 2021, representing effective tax rates of 35.1% and 26.3%, respectively. The increase in the effective tax rate for the third quarter of 2022, as compared to the third quarter of 2021, is primarily due to the combined regulatory settlement with the SEC and CFTC, which is not deductible for income tax purposes. For the first nine months of 2022 and 2021, our provisions for income taxes were $219.9 million and $484.8 million, respectively, representing effective tax rates of 25.6% and 26.5%, respectively.

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
The tables below reconcile the balance sheet for each of our segments to our consolidated balance sheet (in thousands):

	August 31, 2022
	Investment Banking and Capital Markets	Asset Management	Merchant Banking	Corporate	Consolidation Adjustments	Total
Assets
Cash and cash equivalents	$7,808,668	$4,354	$148,436	$1,516,082	$—	$9,477,540
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	984,252	—	—	—	—	984,252
Financial instruments owned, at fair value	17,718,535	2,282,513	243,283	4,953	—	20,249,284
Loans to and investments in associated companies	1,156,131	187,649	409,543	—	—	1,753,323
Securities borrowed	6,607,954	—	—	—	—	6,607,954
Securities purchased under agreements to resell	4,107,389	—	—	—	—	4,107,389
Securities received as collateral, at fair value	149,586	—	—	—	—	149,586
Receivables	6,259,164	369,515	63,793	6,154	—	6,698,626
Property, equipment and leasehold improvements, net	890,354	389	11,189	10,910	—	912,842
Intangible assets, net and goodwill	1,686,323	143,278	44,834	—	—	1,874,435
Other assets	845,257	41,149	1,273,539	402,963	(148,328)	2,414,580
Total assets	48,213,613	3,028,847	2,194,617	1,941,062	(148,328)	55,229,811

Liabilities
Long-term debt (1) (2)	6,156,056	1,416,278	375,447	687,685	—	8,635,466
Other liabilities	34,946,600	806,318	239,688	251,313	(148,328)	36,095,591
Total liabilities	41,102,656	2,222,596	615,135	938,998	(148,328)	44,731,057

Redeemable noncontrolling interests	—	—	13,378	—	—	13,378
Mandatorily redeemable convertible preferred shares	—	—	—	125,000	—	125,000
Noncontrolling interests	727	19,136	47,982	—	—	67,845
Total Jefferies Financial Group Inc. shareholders' equity	$7,110,230	$787,115	$1,518,122	$877,064	$—	$10,292,531

(1)    Jefferies Group long-term debt of $7.57 billion at August 31, 2022 is allocated to Investment Banking and Capital Markets, and Asset Management segments based on an internal management view only and may not be reflective of what long-term debt would be on a stand-alone segment basis.
(2)    Long-term debt within Merchant Banking of $375.4 million at August 31, 2022, includes $311.4 million for real estate businesses and $64.1 million for Vitesse Energy. At August 31, 2022, Vitesse Energy had $66.0 million drawn out of the maximum $200.0 million borrowing base on its credit facility. See Note 11 in our consolidated financial statements for additional information.

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
(2)    Long-term debt within Merchant Banking of $316.3 million at November 30, 2021, includes $248.7 million for real estate businesses and $67.6 million for Vitesse Energy. At November 30, 2021, Vitesse Energy had $68.0 million drawn out of the maximum $140.0 million borrowing base on its credit facility. See Note 11 in our consolidated financial statements for additional information.

The table below presents our capital by significant business and investment (in thousands):

	August 31, 2022	November 30, 2021

Investment Banking and Capital Markets	$7,110,230	$6,568,905

Asset Management	787,115	1,021,381

Merchant Banking:
Real estate	511,894	476,939
Oil and gas	511,463	510,798
OpNet	139,605	133,778
FXCM	79,959	99,441
Idaho Timber	—	87,527
Investments in public companies	166,539	231,307
Other	108,662	117,397
Total Merchant Banking	1,518,122	1,657,187

Corporate liquidity and other assets, net of Corporate liabilities including long-term debt	877,064	1,306,282
Total Capital	$10,292,531	$10,553,755

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
◦We own approximately 42% of the common shares of OpNet S.p.A. ("OpNet") (formerly known as Linkem). In addition, we own convertible preferred stock, which is automatically convertible to common shares in 2026, redeemable preferred stock with a redemption value of $98.8 million at August 31, 2022 and warrants. If all of our convertible preferred stock was converted and warrants were exercised, it would increase our ownership to approximately 61% of OpNet's common equity at August 31, 2022. Additionally, we have made shareholder loans to OpNet with principal outstanding of $44.5 million at August 31, 2022. OpNet is accounted for under the equity method.

OpNet provides broadband services in Italy using state-of-the-art 5G and LTE technologies deployed over the 3.5 GHz spectrum band. OpNet is upgrading its proprietary fixed wireless network to 100% 5G technology using its valuable nationwide 3.5GHz spectrum holdings. OpNet built its first 5G towers in late 2020 and commercially launched service in September 2021. It plans to rapidly increase its network coverage and service offerings over the coming years as it completes the upgrade to 5G, adds subscribers and leverages its network and spectrum assets. In

August 2022, OpNet merged its customer-facing retail operations into Tiscali S.p.A., a public Italian telecommunications company and became the majority shareholder of Tiscali. The combined company is the fifth-largest broadband operator in Italy, and one of the largest providers of ultrabroadband fiber-to-the-home and fixed wireless access. OpNet's remaining infrastructure division owns the largest independent 5G network in Italy with an extensive spectrum portfolio offering fixed wireless, mobile, and private network services that support a wide variety of 5G applications to telecom carriers and other enterprise customers.
◦Our investment in FXCM and associated companies consists of a senior secured term loan due May 6, 2023 ($39.6 million principal outstanding at August 31, 2022), a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity in FXCM. FXCM is a provider of online foreign exchange trading, contract for difference trading, spread betting and related services.
◦Idaho Timber was our 100% owned consolidated subsidiary engaged in the manufacture and distribution of various wood products. We sold our entire interest in Idaho Timber in the third quarter of 2022.

•Corporate liquidity and other assets, net of Corporate liabilities, primarily consist of cash and cash equivalents, net of long-term debt and payables, expense accruals and other liabilities, as well as our outstanding mandatorily redeemable convertible preferred shares.

Liquidity and Capital Resources

Parent Company Liquidity

Our strategy focuses on continuing to build out our investment banking effort, enhancing our capital markets businesses and further developing our Leucadia Asset Management alternative asset management platform, while returning excess capital to shareholders. We own a legacy portfolio of businesses and investments that we historically denominated as our "Merchant Banking" business and are reflected in our consolidated results as consolidated subsidiaries, equity investments, securities or in other ways. We are well along in the process of liquidating this portfolio, with the intention of selling to third parties, distributing to shareholders or transferring the balance of this portfolio to our Asset Management reportable segment over the next few years. In adhering to our long-standing fundamental strategy of focusing on building our investment banking and capital markets businesses and reducing the size of our Merchant Banking portfolio, during the three months ended August 31, 2022, we sold our wholly-owned manufacturing subsidiary, Idaho Timber, in two transactions at a combined sales price of $239.3 million, resulting in a pre-tax gain of $139.0 million in the Merchant Banking segment.

We continue to work diligently to effect the spin-off to shareholders of our holdings in Vitesse Energy by the end of our fiscal year, subject to necessary regulatory reviews and rulings. That spin-off will involve the formation of a new standalone entity, Vitesse Energy, Inc., that will ultimately be a publicly traded company listed on the New York Stock Exchange. Jefferies expects that its ownership interests in Vitesse Energy, Inc. will be distributed tax-free on a pro rata basis to all shareholders. At August 31, 2022, Vitesse Energy had a net book value of $505.3 million. In addition, Jefferies expects to streamline and simplify its corporate structure by merging Jefferies Group into Jefferies by fiscal year-end 2022. This merger will, among other things, eliminate the requirement for two sets of Form 10-Qs, Form 10-Ks, and other duplicative processes at Jefferies and Jefferies Group, and result in Jefferies parent company assuming commitments and obligations of Jefferies Group.

Parent company liquidity, which includes cash and investments that are easily convertible into cash within a relatively short period of time, total $1.72 billion at August 31, 2022 and are primarily comprised of cash, prime and government money market funds and other publicly traded securities. These are classified in the Consolidated Statement of Financial Condition as cash and cash equivalents and financial instruments owned, at fair value. At August 31, 2022, $1.28 billion of this amount is invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities.

During the first nine months of 2022, our parent company received cash distributions from our subsidiary businesses and cash from divestitures and repayment of advances totaling $830.9 million, including $433.8 million from Jefferies Group and $314.8 million related to Idaho Timber.

Our current annual cash requirements, including the payment of interest on our parent company debt, dividends and corporate cash overhead expenses, aggregate approximately $369.2 million in the upcoming year. Dividends paid during the first nine months of 2022 of $211.8 million include quarterly dividends of $0.30 per share. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.

For many years, we benefited from federal net operating loss carryovers ("NOLs") which substantially offset our federal cash tax requirements. As a result of full utilization of our federal NOLs and other tax attributes, we have been incurring and paying federal taxes since 2020.

Our primary long-term parent company cash requirement is our $691.7 million principal outstanding as of August 31, 2022 under our long-term debt, of which $441.7 million is due in October 2023 and $250.0 million in 2043.

Shares Outstanding

During the first nine months of 2022, we purchased a total of 21,721,900 of our common shares for $738.6 million, or an average price of $34.00 per share, including 18,294,689 of our common shares in the open market for $616.3 million under our current Board of Director authorizations, and 3,427,211 shares of our common stock for $122.2 million in connection with net-share settlements under our equity compensation plan. At August 31, 2022, we had $133.7 million remaining authorization of future repurchases. In September 2022, the Board of Directors increased the share repurchase authorization by $145.9 million back to a total of $250.0 million.

At August 31, 2022, we had outstanding 228,807,229 common shares, 17,947,000 share-based awards that do not require the holder to pay any exercise price and 5,027,000 stock options that require the holder to pay an average exercise price of $23.75 per share. The 17,947,000 share-based awards include the target number of shares that may be issued under the senior executive award plan. Additionally, we have mandatorily redeemable convertible preferred shares that are currently convertible into 4,440,863 common shares, at an effective conversion price of $28.15 per share. At August 31, 2022, the maximum potential increase to common shares outstanding resulting from these outstanding awards and the preferred shares is 27,415,000 (potentially an aggregate of 256,222,092 outstanding common shares if all awards and preferred shares become outstanding common shares).

Long-term Debt Ratings

From time to time in the past, we have accessed public and private credit markets and raised capital in underwritten bond financings. The funds raised have been used by us for general corporate purposes, including for our existing businesses and new investment opportunities. In addition, the ratings of Jefferies are a factor considered by rating agencies that rate the debt of our subsidiary companies, including Jefferies Group, whose access to external financing is important to its day to day operations. Ratings issued by bond rating agencies are subject to change at any time. Our long-term debt ratings at August 31, 2022 are as follows:

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

The following table provides a summary of our cash flows (in thousands):

	For the Nine Months Ended August 31,
	2022	2021

Cash, cash equivalents and restricted cash at beginning of period	$11,828,304	$9,664,972
Net cash provided by operating activities	1,447,192	86,545
Net cash used for investing activities	(106,110)	(256,666)
Net cash provided by (used for) financing activities	(2,629,736)	575,848
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(20,183)	1,704
Cash, cash equivalents and restricted cash at end of period	$10,519,467	$10,072,403

During the first nine months of 2022, net cash provided by operating activities primarily reflects funds provided by Jefferies Group of $1.46 billion.
During the first nine months of 2021, net cash provided by operating activities primarily relates to funds provided by Jefferies Group of $291.9 million, funds provided by Merchant Banking operations of $139.5 million and Corporate tax payments of $451.1 million.
During the first nine months of 2022, net cash used for investing activities principally reflects advances on notes, loans and other receivables of $413.5 million and loans to and investments in associated companies of $370.7 million, partially offset by collections on notes, loans and other receivables of $344.2 million, capital distributions and loan repayments from associated companies of $265.7 million and proceeds from sale of subsidiaries, net of expenses and cash of operations sold, of $209.3 million.
During the first nine months of 2021, net cash used for investing activities principally reflects $2.29 billion of loans to and investments in associated companies and $2.31 billion of capital distributions and loan repayments from associated companies.
During the first nine months of 2022, net cash used for financing activities primarily relates to funds used by Jefferies Group of $1.78 billion, including funds used for the repayment of debt of $3.18 billion and payments on other secured financings of $2.33 billion, partially offset by funds provided by the issuance of debt of $3.72 billion. Additionally, funds used for financing activities includes funds used to repurchase common shares for treasury of $738.6 million and funds used to pay dividends of $211.8 million.
During the first nine months of 2021, net cash provided by financing activities primarily relates to funds provided by Jefferies Group of $789.3 million, including funds provided by the issuance of debt of $1.23 billion and proceeds from other secured financings of $779.5 million, partially offset by funds used for the repayment of debt of $1.20 billion. Additionally, funds provided by financing activities includes the issuance of debt of $224.2 million and proceeds from other secured financings of $271.8 million at Foursight. This was partially offset by funds used for the repayment of debt of $353.5 million at Foursight, funds used to repurchase common shares for treasury of $181.9 million and funds used to pay dividends of $161.3 million.
Jefferies Group Liquidity
General
The Chief Financial Officer and Global Treasurer of Jefferies Group are responsible for developing and implementing liquidity, funding and capital management strategies for Jefferies Group. These policies are determined by the nature and needs of day to day business operations, business opportunities, regulatory obligations and liquidity requirements.
The actual levels of capital, total assets and financial leverage are a function of a number of factors, including asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long-term and short-term funding. Jefferies Group has historically maintained a balance sheet consisting of a large portion of total assets in cash and liquid marketable securities, arising principally from traditional securities brokerage and trading activity. The liquid nature of these assets provides flexibility in financing and managing its business.

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

At August 31, 2022, the Consolidated Statement of Financial Condition includes Jefferies Group's Level 3 financial instruments owned, at fair value that are approximately 3.4% of total financial instruments owned, at fair value.

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

The following table presents period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months Ended August 31, 2022	Year Ended November 30, 2021
Securities purchased under agreements to resell:
Period end	$4,107	$7,642
Month end average	7,590	9,425
Maximum month end	10,428	12,321

Securities sold under agreements to repurchase:
Period end	$7,564	$8,446
Month end average	11,786	11,515
Maximum month end	17,417	19,207

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
To ensure that inventory does not need to be liquidated in the event of a funding stress, we seek to maintain surplus cash capital. Jefferies Group's total long-term capital of $14.27 billion at August 31, 2022 exceeded its cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Modeled Liquidity Outflow scenarios, Jefferies Group determines, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to Jefferies Group's inventory balances and cash holdings. At August 31, 2022, Jefferies Group had sufficient excess liquidity to meet all contingent cash outflows detailed in the Modeled Liquidity Outflow. Jefferies Group regularly refines its model to reflect changes in market or economic conditions and the firm's business mix.

Sources of Liquidity
Within Jefferies Group, the following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time, as reflected in the Consolidated Statements of Financial Condition (in thousands):

	August 31, 2022	Average Balance Third Quarter 2022 (1)	November 30, 2021
Cash and cash equivalents:
Cash in banks	$1,415,147	$2,923,408	$1,888,693
Money market investments (2)	6,397,875	4,085,572	6,924,871
Total cash and cash equivalents	7,813,022	7,008,980	8,813,564

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,087,683	1,142,904	1,621,118
Other (4)	394,688	588,113	311,641
Total other sources	1,482,371	1,731,017	1,932,759
Total cash and cash equivalents and other liquidity sources	$9,295,393	$8,739,997	$10,746,323
(1)Average balances are calculated based on weekly balances.
(2)At August 31, 2022 and November 30, 2021, $6.38 billion and $6.91 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million at both August 31, 2022 and November 30, 2021 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended August 31, 2022 was $4.07 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in Jefferies Group's trading accounts are actively traded and readily marketable. At August 31, 2022, repurchase financing can be readily obtained for 73.9% of Jefferies Group's inventory at haircuts of 10% or less, which reflects the liquidity of the inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of Jefferies Group's financial instruments owned, primarily consisting of bank loans, consumer loans and investments, are predominantly funded by Jefferies Group's long-term capital. Under Jefferies Group's cash capital policy, capital allocation levels are modeled that are more stringent than the haircuts used in the market for secured funding; and surplus capital is maintained at these more stringent levels. We continually assess the liquidity of Jefferies Group's inventory based on the level at which Jefferies Group could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

The following summarizes Jefferies Group's financial instruments owned by asset class that are considered to be of a liquid nature and the amount of such assets that have not been pledged as collateral as reflected in the Consolidated Statements of Financial Condition (in thousands):

	August 31, 2022		November 30, 2021
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)

Corporate equity securities	$3,217,293	$583,207	$2,635,956	$347,157
Corporate debt securities	2,667,494	47,646	2,943,135	31,935
U.S. government, agency and municipal securities	4,565,569	131,292	3,610,885	109,325
Other sovereign obligations	1,330,890	923,504	1,528,100	1,463,968
Agency mortgage-backed securities (1)	2,834,991	—	1,487,165	—
Loans and other receivables	160,104	—	132,989	—
Total	$14,776,341	$1,685,649	$12,338,230	$1,952,385

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

Secured Financing

Readily available secured funding is used to finance Jefferies Group's inventory of financial instruments. Jefferies Group's ability to support increases in total assets is largely a function of the ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. Repurchase or reverse repurchase agreements (collectively "repos"), respectively, are used to finance a portion of long inventory and cover some of short inventory by pledging and borrowing securities. At August 31, 2022, approximately 68.0% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. During the first nine months of 2022, an average of approximately 75.4% of Jefferies Group's cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of Jefferies Group's total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory Jefferies Group carries in its trading books. For those asset classes not eligible for central clearing house financing, Jefferies Group seeks to execute its bi-lateral financings on an extended term basis and the tenor of Jefferies Group's repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets Jefferies Group is financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately eight months at August 31, 2022.
Jefferies Group's ability to finance its inventory via central clearinghouses and bi-lateral arrangements is augmented by Jefferies Group's ability to draw bank loans on an uncommitted basis under its various banking arrangements. At August 31, 2022, short-term borrowings, which must be repaid within one year or less totaled $564.2 million and include bank loans and overdrafts of $7.4 million, borrowings under revolving credit facilities of $550.0 million and floating rate puttable notes of $6.8 million.

Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding for Jefferies Group were $389.6 million and $399.1 million for the third quarter of 2022 and the first nine months of 2022, respectively.
Jefferies Group's borrowings under credit facilities contain certain covenants that, among other things, require it to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for its U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of its subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and Jefferies Group in reference to the bank's cost of funding. At August 31, 2022, Jefferies Group was in compliance with all covenants under these credit facilities.

In addition to the above financing arrangements, Jefferies Group issues notes backed by eligible collateral under master repurchase agreements, which provide an additional financing source for its inventory ("repurchase agreement financing program"). Jefferies Group also issues notes through SPEs collateralized by automobile loans. The notes issued under these programs are presented within Other secured financings in the Consolidated Statements of Financial Condition. At August 31, 2022, the outstanding notes totaled $2.15 billion, bear interest at spreads over the London Interbank Offered Rate ("LIBOR") rates or as stated in agreements and have maturities ranging from September 2022 to October 2029.
Long-Term Debt
Jefferies Group's long-term debt reflected in the Consolidated Statement of Financial Condition at August 31, 2022 is $7.57 billion.
During the first nine months of 2022, Jefferies Group's long-term debt decreased by $467.5 million, primarily due to fair value changes in its structured notes, gains on certain of its senior notes associated with interest rate swaps based on their designation as fair value hedges and approximately $66.2 million of net repayments related to its unsecured long-term debt, partially offset by structured notes issuances, net of retirements, of approximately $162.5 million and net issuances of approximately $93.7 million related to its secured credit facilities. At August 31, 2022, all of Jefferies Group's structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in Accumulated other comprehensive income (loss) and changes in fair value resulting from non-credit components recognized in Principal transactions revenue. The fair value of all of Jefferies Group's structured notes at August 31, 2022 was $1.52 billion.

At August 31, 2022, Jefferies Group's borrowings under several credit facilities classified within Long-term debt in the Consolidated Statement of Financial Condition amounted to $1.05 billion. Interest on these credit facilities is based on adjusted LIBOR rates or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require Jefferies Group to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of its subsidiaries. At August 31, 2022, Jefferies Group was in compliance with all covenants under these credit facilities.

In addition, one of Jefferies Group's subsidiaries has a Loan and Security Agreement with a bank for a term loan ("Jefferies Group Secured Bank Loan"). At August 31, 2022, borrowings under the Jefferies Group Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in the Consolidated Statement of Financial Condition. The Jefferies Group Secured Bank Loan matures on September 13, 2024, has an interest rate of 1.25% plus LIBOR and is collateralized by certain trading securities. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At August 31, 2022, Jefferies Group was in compliance with all covenants under the Jefferies Group Secured Bank Loan.
At August 31, 2022, Jefferies Group's unsecured long-term debt has a weighted average maturity of approximately 10.0 years.

Jefferies Group's long-term debt ratings at August 31, 2022 are as follows:

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, Jefferies Group may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2022, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of Jefferies Group's long-term credit rating below investment grade was $21.4 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management's best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in Jefferies Group's Contingency Funding Plan and calculation of Modeled Liquidity Outflow, as described above.
Ratings issued by credit rating agencies are subject to change at any time.
Net Capital
Jefferies Group operates a broker-dealer, Jefferies LLC, registered with the SEC and a member firm of the Financial Industry Regulatory Authority ("FINRA"). Jefferies LLC is subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant ("FCM"), is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association ("NFA") is the designated self-regulatory organization for Jefferies LLC as an FCM.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. One of Jefferies Group's subsidiaries, Jefferies Financial Services, Inc. ("JFSI"), a registered swap dealer, is subject to the CFTC's regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI is registered as a security-based swap dealer with the SEC and is subject to the SEC's security-based swap dealer regulatory rules. Further, JFSI is registered with the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC's net capital requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the NFA, as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.
Jefferies LLC's net capital and excess net capital at August 31, 2022 were $1.17 billion and $1.07 billion, respectively. JFSI's net capital and excess net capital at August 31, 2022 were $321.2 million and $301.2 million, respectively.

The net capital and excess net capital of Jefferies LLC at August 31, 2022 of $1.17 billion and $1.07 billion, respectively, reflects a decline in net capital and excess net capital of $709.9 million and $698.2 million, respectively, from net capital and excess net capital of $1.88 billion and $1.77 billion, respectively, at May 31, 2022. The decline in net capital and excess net capital is primarily attributed to an August 18, 2022 change in SEC regulatory requirements related to capital levels required for certain securities inventory of broker-dealers that became effective immediately upon issuance. While the capital levels have declined, management continues to believe that Jefferies LLC is adequately capitalized.
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

Other Developments

In February 2022, Russia invaded Ukraine. Following Russia's invasion, the U.S., the U.K., and the European Union governments, among others, developed coordinated financial and economic sanctions targeting Russia that, in various ways, constrain transactions with numerous Russian entities, including major Russian banks and individuals; transactions in Russian sovereign debt; and investment, trade and financing to, from, or in certain regions of Ukraine. We do not have any operations in Russia or any clients with significant Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia. We continue to monitor the status of trading and the credit risk of our counterparties and we believe that any loss we might incur will be immaterial.

On January 1, 2022, the publication of the one-week and two-month U.S. Dollar LIBOR maturities and all non-U.S. Dollar LIBOR maturities ceased and the remaining U.S. Dollar LIBOR maturities will cease immediately after June 30, 2023. We are a counterparty to a number of LIBOR-based contracts, with maturity dates subsequent to 2021, composed primarily of cleared derivative contracts and floating rate notes. We continue to make progress with our transition program to orderly transition from Interbank Offered Rates to alternative reference rates in accordance with industry timelines, which includes a policy that limits new agreements that reference U.S. Dollar LIBOR or non-U.S Dollar LIBOR, except as permitted under certain circumstances. Our transition plan is designed to enable operational readiness and robust risk management and we are taking steps to update operational processes, models and contracts for any changes that may be required as well as reduce our overall exposure to LIBOR. We are actively engaged with our counterparties to ensure that our contracts adhere to the International Swaps and Derivative Association, Inc. fallback protocol or are actively converted to alternative risk- free reference rates and are both educating and assisting our clients with the transition from and cessation of LIBOR.

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
Excluding Jefferies Group, Financial instruments owned, at fair value include corporate equity securities with an aggregate fair value of $210.1 million at August 31, 2022. Assuming a decline of 10% in market prices, the value of these investments could decrease by approximately $21.0 million.
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

Market risk is monitored and managed through a set of key risk metrics such as VaR, stress scenarios, risk sensitivities and position exposures. Limits are set on the key risk metrics to monitor and control the risk exposure ensuring that it is in line with our risk appetite. Our risk appetite, including the market risk limits, is periodically reviewed to reflect business strategy and market environment. Material risk changes, top/emerging risks and limit utilizations/breaches are highlighted, through risk reporting, and escalated as necessary.

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
The table below shows firmwide VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

Daily Firmwide VaR (1)
Risk Categories	VaR at August 31, 2022	Daily VaR for the Three Months Ended August 31, 2022			VaR at May 31, 2022	Daily VaR for the Three Months Ended May 31, 2022
		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$8.04	$5.03	$8.04	$3.63	$6.19	$6.05	$8.52	$4.41
Equity Prices	4.06	7.08	17.59	3.97	8.57	8.73	13.65	6.09
Currency Rates	0.02	0.05	0.08	0.02	0.03	0.05	0.07	0.03
Commodity Prices	0.17	0.25	0.55	0.11	0.48	0.49	0.83	0.29
Diversification Effect (2)	(2.33)	(2.81)	N/A	N/A	(5.52)	(3.48)	N/A	N/A

Firmwide VaR (3)	$9.96	$9.60	$18.94	$5.90	$9.75	$11.84	$18.41	$8.37

(1)For the firmwide VaR numbers reported above, a one day time horizon, with a one year look-back period, and a 95% confidence level were used.
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

The table below shows VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

Daily Capital Markets VaR (1)
Risk Categories	VaR at August 31, 2022	Daily VaR for the Three Months Ended August 31, 2022			VaR at May 31, 2022	Daily VaR for the Three Months Ended May 31, 2022
		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$6.96	$4.68	$7.29	$3.20	$6.16	$5.80	$8.03	$4.46
Equity Prices	5.68	8.26	19.01	5.20	7.19	9.07	18.71	6.06
Currency Rates	—	0.03	0.09	—	0.03	0.05	0.07	0.03
Commodity Prices	—	—	—	—	—	0.05	0.19	—
Diversification Effect (2)	(3.79)	(4.75)	N/A	N/A	(5.44)	(5.04)	N/A	N/A

Capital Markets VaR (3)	$8.85	$8.22	$19.56	$4.78	$7.94	$9.93	$16.83	$7.81

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
Our average daily firmwide VaR decreased to $9.60 million for the third quarter of 2022 from $11.84 million for the second quarter of 2022. The decrease was primarily driven by reduced risk exposure and defensive positioning across all businesses.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the third quarter of 2022, there was one day when the aggregate net trading loss exceeded the 95% one day VaR.

The chart below shows our daily firmwide VaR and capital markets VaR over the last four quarters. The uptick in VaR towards the end of November 2021 until early January 2022 was driven by increased equity exposure. The drop in VaR from January to end of February 2022 was driven by exposure reductions in response to market volatility driven by inflation, rate hike expectations and Russia's invasion of Ukraine. The VaR increase in early March 2022 was driven by higher equity exposure, which was subsequently reduced. VaR trended lower from June 2022 to the middle of 2022, driven by defensive positioning. The temporary increase in VaR during July 2022 was driven by a block trade which was subsequently reduced.

Daily Net Trading Revenue
There were nine days with firmwide trading losses out of a total of 64 trading days in the third quarter of 2022. The histogram below presents the distribution of Jefferies Group's actual daily net trading revenue for substantially all of its trading activities for the third quarter of 2022 (in millions):

Other Risk Measures

Sensitivity analysis is viewed as the most appropriate measure of risks for certain positions within financial instruments and therefore such positions are not included in the VaR model. Accordingly, Jefferies Group Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of Jefferies Group's positions that are not included in the VaR model at August 31, 2022 (in thousands):

10% Sensitivity
Investment in funds (1)	$129,952
Private investments	21,955
Corporate debt securities in default	7,579
Trade claims	1,803

(1)    Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments, see Note 3 in our consolidated financial statements.

VaR also excludes the impact of changes in Jefferies Group's own credit spreads on its structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in Jefferies Group's own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.4 million at August 31, 2022, which is included in Accumulated other comprehensive income (loss).
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
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a counterparty to derivative contracts, as a direct lender and through extending loan commitments and providing securities-based lending and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of our credit risk are:
•Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of Jefferies Group's Secured Revolving Credit Facility that is with Jefferies Group and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. See Note 8 for additional information on this facility. In addition, Jefferies Group has loans outstanding to certain officers and employees (none of whom are executive officers or directors). See Note 21 for additional information on these employee loans.
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

The amounts in the tables below are for amounts included in the Consolidated Statements of Financial Condition at August 31, 2022 and November 30, 2021 (in millions).

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021
AAA Range	$—	$—	$4.4	$0.8	$—	$—	$4.4	$0.8	$6,397.9	$6,924.9	$6,402.3	$6,925.7
AA Range	70.3	60.0	83.5	111.7	6.3	13.0	160.1	184.7	4.2	5.1	164.3	189.8
A Range	0.9	0.4	486.0	530.4	177.9	338.0	664.8	868.8	1,400.0	1,869.4	2,064.8	2,738.2
BBB Range	250.0	250.3	131.9	170.9	32.6	37.2	414.5	458.4	9.0	0.8	423.5	459.2
BB or Lower	40.8	40.0	9.4	11.4	11.7	71.0	61.9	122.4	0.1	0.1	62.0	122.5
Unrated	215.6	164.2	—	—	—	—	215.6	164.2	1.8	13.3	217.4	177.5
Total	$577.6	$514.9	$715.2	$825.2	$228.5	$459.2	$1,521.3	$1,799.3	$7,813.0	$8,813.6	$9,334.3	$10,612.9

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021
Asia/Latin America/Other	$15.8	$14.9	$49.8	$63.7	$18.0	$0.9	$83.6	$79.5	$248.7	$268.1	$332.3	$347.6
Europe	1.1	0.3	199.7	300.8	11.5	66.4	212.3	367.5	32.8	57.0	245.1	424.5
North America	560.7	499.7	465.7	460.7	199.0	391.9	1,225.4	1,352.3	7,531.5	8,488.5	8,756.9	9,840.8
Total	$577.6	$514.9	$715.2	$825.2	$228.5	$459.2	$1,521.3	$1,799.3	$7,813.0	$8,813.6	$9,334.3	$10,612.9

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021	August 31, 2022	November 30, 2021
Asset Managers	$20.9	$—	$—	$—	$12.0	$—	$32.9	$—	$6,397.9	$6,924.9	$6,430.8	$6,924.9
Banks, Broker-dealers	251.2	250.7	463.8	602.9	203.7	388.9	918.7	1,242.5	1,415.1	1,888.7	2,333.8	3,131.2
Corporates	196.3	158.2	—	—	11.5	68.0	207.8	226.2	—	—	207.8	226.2
As Agent Banks	—	—	180.8	185.2	—	—	180.8	185.2	—	—	180.8	185.2
Other	109.2	106.0	70.6	37.1	1.3	2.3	181.1	145.4	—	—	181.1	145.4
Total	$577.6	$514.9	$715.2	$825.2	$228.5	$459.2	$1,521.3	$1,799.3	$7,813.0	$8,813.6	$9,334.3	$10,612.9

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

The following tables reflect our top exposure to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	August 31, 2022
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Canada	$198.6	$(93.9)	$(61.9)	$—	$67.5	$153.3	$1.8	$263.6	$265.4
United Kingdom	854.7	(352.9)	(343.9)	1.1	9.8	7.0	23.0	175.8	198.8
Hong Kong	32.5	(57.5)	0.7	—	0.9	—	167.6	(23.4)	144.2
France	348.8	(260.5)	(44.2)	—	77.4	—	—	121.5	121.5
Germany	314.1	(238.5)	(46.7)	—	60.3	1.4	6.8	90.6	97.4
Luxembourg	86.1	(26.9)	1.4	—	2.2	—	—	62.8	62.8
Japan	100.4	(87.8)	1.2	—	20.2	5.8	16.3	39.8	56.1
Switzerland	125.6	(99.7)	3.1	—	22.5	2.6	0.8	54.1	54.9
China	196.4	(123.6)	(18.1)	—	—	—	—	54.7	54.7
Belgium	144.9	(90.6)	—	—	—	—	—	54.3	54.3
Total	$2,402.1	$(1,431.9)	$(508.4)	$1.1	$260.8	$170.1	$216.3	$893.8	$1,110.1

	November 30, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

Canada	$196.4	$(94.2)	$1.3	$—	$63.1	$259.5	$1.7	$426.1	$427.8
United Kingdom	570.6	(350.1)	(1.4)	0.3	68.9	24.9	26.7	313.2	339.9
Hong Kong	27.9	(18.3)	(1.8)	—	2.5	—	160.6	10.3	170.9
Japan	247.3	(205.4)	(3.1)	—	18.3	0.1	51.4	57.2	108.6
Spain	191.4	(111.8)	(0.1)	—	25.3	0.3	—	105.1	105.1
Australia	134.1	(78.5)	0.6	—	25.5	—	7.5	81.7	89.2
Netherlands	220.2	(142.0)	0.7	—	3.9	0.1	1.3	82.9	84.2
Switzerland	97.3	(67.6)	3.5	—	40.3	2.5	2.7	76.0	78.7
France	210.7	(201.7)	(59.5)	—	99.6	26.9	—	76.0	76.0
China	458.4	(356.9)	(34.1)	—	—	—	—	67.4	67.4
Total	$2,354.3	$(1,626.5)	$(93.9)	$0.3	$347.4	$314.3	$251.9	$1,295.9	$1,547.8

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

Our leadership continuously monitors circumstances around COVID-19 and provides as-needed communications to both our clients and our employees to keep them fully abreast of our policies and protocols. We follow local and federal guidelines to ensure the safety of our people and clients, and operate effectively with a hybrid working environment across all functions with no disruptions to our business or control processes. As the incidence of COVID-19 decreases, our employees have returned to our offices in numbers matching pre-COVID-19 attendance levels.

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

Item 4.  Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2022. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of August 31, 2022.
Changes in internal control over financial reporting
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the third quarter of 2022 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2022 to June 30, 2022	—	$—	—	$250,000
July 1, 2022 to July 31, 2022	2,911,000	$31.37	2,911,000	$158,686
August 1, 2022 to August 31, 2022	759,594	$32.96	759,594	$133,650
Total	3,670,594		3,670,594

(1)    In June 2022, having completed the repurchase of shares under the previous authorization, the Board of Directors approved an additional share repurchase authorization of $250.0 million. At August 31, 2022, we had $133.7 million remaining authorization of future repurchases. In September 2022, the Board of Directors increased the share repurchase authorization by $145.9 million back to a total of $250.0 million.

Item 6.	Exhibits.

See Exhibit Index.

Exhibit Index

10.1	Agreement between Teresa Gendron and the Company, dated July 17, 2022.*+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Financial statements from the Quarterly Report on Form 10-Q of Jefferies Financial Group Inc. for the quarter ended August 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101).

+    Management/Employment Contract or Compensatory Plan or Arrangement.
*    Incorporated by reference.
**    Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC.
(Registrant)

Date: October 7, 2022	By:	/s/ John M. Dalton
Name: John M. Dalton
Title: Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)