Form 10-Q
period 2023-02-28
Jefferies Financial Group Inc.
filed 2023-04-10
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-05721

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer's classes of common stock at March 31, 2023 was 233,443,644.

JEFFERIES FINANCIAL GROUP INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
February 28, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands except share and per share amounts)

	February 28, 2023	November 30, 2022
ASSETS
Cash and cash equivalents	$7,508,508	$9,703,109
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,014,931	957,302
Financial instruments owned, at fair value (includes securities pledged of $16,319,611 and $14,099,136 at February 28, 2023 and November 30, 2022, respectively)	21,083,010	18,666,296
Investments in and loans to related parties	1,369,113	1,426,817
Securities borrowed	7,620,107	5,831,148
Securities purchased under agreements to resell	3,379,650	4,546,691
Securities received as collateral, at fair value	67,380	100,362
Receivables:
Brokers, dealers and clearing organizations	1,783,612	1,792,937
Customers	1,453,409	1,225,137
Fees, interest and other	510,872	568,921
Premises and equipment	904,064	906,864
Goodwill	1,735,865	1,736,114
Other assets (includes assets pledged of $313,873 and $1,032,353 at February 28, 2023 and November 30, 2022, respectively)	3,602,422	3,595,985
Total assets	$52,032,943	$51,057,683
LIABILITIES AND EQUITY
Short-term borrowings	$477,764	$528,392
Financial instruments sold, not yet purchased, at fair value	11,038,096	11,056,477
Securities loaned	1,551,147	1,366,025
Securities sold under agreements to repurchase	8,933,931	7,452,342
Other secured financings (includes $1,712 at fair value at both February 28, 2023 and November 30, 2022)	2,031,670	2,037,843
Obligation to return securities received as collateral, at fair value	67,380	100,362
Payables:
Brokers, dealers and clearing organizations	2,916,295	2,628,727
Customers	4,291,595	3,578,854
Lease liabilities	523,039	533,708
Accrued expenses and other liabilities	1,763,243	2,573,927
Long-term debt (includes $1,610,437 and $1,583,828 at fair value at February 28, 2023 and November 30, 2022, respectively)	8,625,552	8,774,086
Total liabilities	$42,219,712	$40,630,743
MEZZANINE EQUITY
Redeemable noncontrolling interests	1,802	6,461
Mandatorily redeemable convertible preferred shares	—	125,000
EQUITY
Common shares, par value $1 per share, authorized 600,000,000 shares; 233,527,703 and 226,129,626 shares issued and outstanding, after deducting 87,590,367 and 90,334,082 shares held in treasury	233,528	226,130
Additional paid-in capital	2,012,206	1,967,781
Accumulated other comprehensive loss	(421,105)	(379,419)
Retained earnings	7,930,615	8,418,354
Total Jefferies Financial Group Inc. common shareholders’ equity	9,755,244	10,232,846
Noncontrolling interests	56,185	62,633
Total equity	9,811,429	10,295,479
Total liabilities and equity	$52,032,943	$51,057,683
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended February 28,
	2023	2022*
Revenues
Investment banking	$502,798	$945,048
Principal transactions	497,246	243,172
Commissions and other fees	213,270	229,316
Asset management fees and revenues	38,986	39,551
Interest	531,385	214,284
Other	(3,121)	241,444
Total revenues	1,780,564	1,912,815
Interest expense	497,072	219,973
Net revenues	1,283,492	1,692,842
Non-interest expenses
Compensation and benefits	703,058	790,752
Floor brokerage and clearing fees	80,474	83,961
Underwriting costs	13,207	8,128
Technology and communications	113,385	107,016
Occupancy and equipment rental	27,315	26,965
Business development	36,838	26,872
Professional services	62,161	52,742
Depreciation and amortization	33,292	45,937
Cost of sales	2,168	95,671
Other expenses	53,576	62,466
Total non-interest expenses	1,125,474	1,300,510
Earnings before income taxes	158,018	392,332
Income tax expense	28,694	64,357
Net earnings	129,324	327,975
Net losses attributable to noncontrolling interests	(6,055)	(969)
Net losses attributable to redeemable noncontrolling interests	(256)	(573)
Preferred stock dividends	2,016	2,070
Net earnings attributable to Jefferies Financial Group Inc.	133,619	327,447

Basic earnings per common share	$0.56	$1.26
Diluted earnings per common share	$0.54	$1.23
See accompanying notes to consolidated financial statements.
* See Note 1 for a description of financial statement presentation changes made as a result of our Merger with Jefferies Group.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2023	2022
Net earnings	$129,324	$327,975
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	10,216	574
Changes in fair value related to instrument-specific credit risk (2)	(52,153)	41,434
Unrealized gains (losses) on available-for-sale securities	251	(173)
Total other comprehensive income (loss), net of tax (3)	(41,686)	41,835
Comprehensive income	87,638	369,810
Net losses attributable to noncontrolling interests	(6,055)	(969)
Net losses attributable to redeemable noncontrolling interests	(256)	(573)
Preferred stock dividends	2,016	2,070
Comprehensive income attributable to Jefferies Financial Group Inc.	$91,933	$369,282

(1)The amounts include income tax expenses of approximately $13.6 million and $0.2 million during the three months ended February 28, 2023 and 2022, respectively.
(2)The amounts include income tax benefits (expenses) of approximately $19.2 million and $(13.2) million during the three months ended February 28, 2023 and 2022, respectively. Refer to Note 18, Accumulated Other Comprehensive Income (Loss) for additional information related to fair value changes related to instrument specific-credit risk, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(3)None of the components of other comprehensive income (loss) are attributable to noncontrolling interests, redeemable noncontrolling interest or preferred stock dividends.
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Three Months Ended February 28,
	2023	2022
Common shares $1 par value
Balance, beginning of period	$226,130	$243,541
Purchase of common shares for treasury	(2,574)	(10,038)
Conversion of 125,000 preferred shares to common shares	4,654	—
Other	5,318	6,666
Balance, end of period	$233,528	$240,169
Additional paid-in capital:
Balance, beginning of period	$1,967,781	$2,742,244
Share-based compensation expense	13,726	9,746
Change in fair value of redeemable noncontrolling interests	(192)	(7,991)
Purchase of common shares for treasury	(95,278)	(354,151)
Conversion of 125,000 preferred shares to common shares	120,346	—
Dividend equivalents	10,852	—
Change in equity interest related to consolidated subsidiaries	(5,705)	—
Other	676	939
Balance, end of period	$2,012,206	$2,390,787
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(379,419)	$(372,143)
Other comprehensive income (loss), net of tax	(41,686)	41,835
Balance, end of period	$(421,105)	$(330,308)
Retained earnings
Balance, beginning of period	$8,418,354	$7,940,113
Net earnings attributable to Jefferies Financial Group Inc.	133,619	327,447
Dividends ($0.30 and $0.30 per common share, respectively)	(79,621)	(77,908)
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	(14,831)	—
Distribution of Vitesse Energy, Inc.	(526,964)	—
Other	58	—
Balance, end of period	$7,930,615	$8,189,652
Total Jefferies Financial Group Inc. common shareholders’ equity	$9,755,244	$10,490,300
Noncontrolling interests:
Balance, beginning of period	$62,633	$25,885
Net losses attributable to noncontrolling interests	(6,055)	(969)
Contributions	20,573	33,703
Distributions	(31,433)	—
Change in equity interest related to Vitesse Energy, Inc.	6,307	—
Conversion of Vitesse Energy, Inc. redeemable noncontrolling interest to noncontrolling interest	4,558	—
Other	(398)	—
Balance, end of period	$56,185	$58,619
Total equity	$9,811,429	$10,548,919

See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2023	2022
Cash flows from operating activities:
Net earnings	$129,324	$327,975
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	33,585	47,400
Share-based compensation	13,726	9,746
Net bad debt expense	11,683	9,001
Loss (income) on investments and loans to related parties	63,987	(33,714)
Distributions received on investments in related parties	1,111	9,227
Other adjustments	(21,842)	(237,168)
Net change in assets and liabilities:
Receivables:
Brokers, dealers and clearing organizations	10,609	(124,030)
Customers	(228,283)	(280,577)
Fees, interest and other	20,908	66,333
Securities borrowed	(1,786,916)	(701,961)
Financial instruments owned	(2,412,901)	(1,515,553)
Securities purchased under agreements to resell	1,170,236	1,084,266
Other assets	(690,596)	(148,742)
Payables:
Brokers, dealers and clearing organizations	286,114	(1,832,185)
Customers	712,675	(440,484)
Securities loaned	183,887	283,598
Financial instruments sold, not yet purchased	(20,461)	3,396,425
Securities sold under agreements to repurchase	1,478,595	488,456
Lease liabilities	(10,440)	(21,399)
Accrued expenses and other liabilities	(763,849)	(1,601,209)
Net cash used in operating activities	(1,818,848)	(1,214,595)
Cash flows from investing activities:
Contributions to investments in and loans to related parties	(10,677)	(301,062)
Capital distributions from investments and repayments of loans from related parties	17,055	258,420
Originations and purchases of automobile loans, notes and other receivables	(99,127)	(134,852)
Principal collections of automobile loans, notes and other receivables	81,808	99,306
Net payments on premises and equipment	(25,152)	(27,630)
Other	—	7
Net cash used in investing activities	(36,093)	(105,811)
Continued on next page.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2023	2022
Cash flows from financing activities:
Proceeds from short-term borrowings	941,000	727,000
Payments on short-term borrowings	(993,000)	(527,000)
Proceeds from issuance of long-term debt, net of issuance costs	125,180	190,921
Repayment of long-term debt	(235,766)	(210,645)
Purchase of common shares for treasury	(50,863)	(338,058)
Dividends paid	(68,769)	(72,331)
Other	5,376	1,032
Net payments on other secured financings	(6,173)	(933,992)
Net change in bank overdrafts	1,372	45,990
Proceeds from contributions of noncontrolling interests	5	33,703
Net cash used in financing activities	(281,638)	(1,083,380)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,682	(467)
Net decrease in cash, cash equivalents and restricted cash	(2,134,897)	(2,404,253)
Cash, cash equivalents and restricted cash at beginning of period	10,707,244	11,828,304
Cash, cash equivalents and restricted cash at end of period	$8,572,347	$9,424,051
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$493,004	$321,015
Income taxes, net	9,535	16,715
Noncash investing activities:
During the three months ended February 28, 2023, we had $30.6 million in non-cash investing activities related to the acquisition of Vitesse Oil, LLC.
Noncash financing activities:
During the three months ended February 28, 2023 and 2022, we had non-cash financing activities of:
•$47.0 million and $26.1 million, respectively, related to purchases of common shares for treasury, which settled subsequent to February 28, 2023 and 2022, respectively.
•$527.0 million and $31.4 million in capital distributions to our shareholders and noncontrolling interest holders, respectively, related to the spin-off of Vitesse Energy, Inc.
•$125.0 million from the conversion of preferred shares to common shares.
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	February 28, 2023	November 30, 2022
Cash and cash equivalents	$7,508,508	$9,703,109
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	1,014,931	957,302
Other assets	48,908	46,833
Total cash, cash equivalents and restricted cash	$8,572,347	$10,707,244
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization
Jefferies Financial Group Inc. is a U.S.-headquartered global full service, integrated investment banking and securities firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Financial Group Inc. and subsidiaries (together, the “Company,” “we” or “us”). We, collectively with our consolidated subsidiaries and through our affiliates, deliver a broad range of financial services across investment banking, capital markets and asset management.
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
Jefferies Group LLC (“Jefferies Group”), our investment banking and securities firm, was historically operated as a separate consolidated subsidiary. On November 1, 2022, Jefferies Group was wholly merged into Jefferies Financial Group Inc. In addition, we have historically owned a portfolio of investments that have been reflected in our consolidated financial statements as consolidated subsidiaries, equity investments, securities or in other ways that constituted our “merchant banking” business, which were reported as part of our Merchant Banking reportable segment. During the year ended November 30, 2022 and in connection with the merger, we transferred significantly all of our Merchant Banking investments into our Asset Management reportable segment. Certain other publicly traded equity investments related to investment banking relationships were transferred from our Merchant Banking reportable segment to our Investment Banking and Capital Markets reportable segment. These investments are now managed by the respective segment managers. Additionally, activities that were presented as part of the Corporate reportable segment are now fully allocated to either the Investment Banking and Capital Markets or Asset Management reportable segments. Prior year amounts have been revised to conform to the current segment reporting. For further information on our reportable business segments, refer to Note 22, Segment Reporting.
On January 13, 2023, our consolidated subsidiary, Vitesse Energy, Inc. (“Vitesse Energy”), issued shares measured at a total consideration of $30.6 million in exchange for acquiring all of the outstanding capital interests of Vitesse Oil, LLC (“Vitesse Oil”). Prior to the acquisition, Vitesse Oil was controlled by Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), which are private equity funds managed by a team led by our President. Simultaneously, we distributed all of our ownership interests in Vitesse Energy on a tax-free pro rata basis to all of our shareholders, resulting in a distribution of capital of $527.0 million. The distribution of Vitesse Energy resulted in a reduction at the time of spin-off of Total assets of $699.5 million, Total liabilities of $141.1 million and Total equity of $558.4 million inclusive of the distribution of capital to noncontrolling interest holders.
During the three months ended August 31, 2022, we sold all of our interests in Idaho Timber, and during the three months ended November 30, 2022, we sold our interests in the Oak Hill investment management company, registered investment adviser and general partner entity.
Reclassifications to Consolidated Financial Statements
We have made certain reclassifications within our Consolidated Statements of Financial Condition and Consolidated Statements of Earnings in connection with the merger of Jefferies Group into Jefferies Financial Group Inc. This streamlines our financial statements and better aligns the presentation of our firm with our strategy of building our investment banking and capital markets and asset management businesses and reducing our legacy merchant banking portfolio. The reclassifications including, but not limited to, the presentation of equity method earnings and interest expense within the financial statements, conform to the presentation utilized in the historical Jefferies Group LLC consolidated financial statements prior to the merger. Additionally, the presentation of asset management fees and revenues and selling, general and other expenses has been disaggregated to provide additional financial statement line item categories on the face of the Consolidated Statements of Earnings. These reclassifications have no effect on our consolidated net earnings, comprehensive income, total assets, total liabilities or total equity. These reclassifications have no effect on the net change in cash, cash equivalents and restricted cash. Historical periods have been recast to conform to these reclassifications.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table sets forth our Consolidated Statements of Earnings for the three months ended February 28, 2022 as originally reported and as revised and presented within these consolidated financial statements as a result of the reclassifications (in thousands):

	Three Months Ended February 28, 2022
	As Originally Reported	Increases/ Decreases due to reclassifications	As Revised
Principal transactions	$249,155	$(5,983)	$243,172
Asset management fees and revenues	—	39,551	39,551
Interest	213,981	303	214,284
Other	305,300	(63,856)	241,444
Total revenues	1,942,800	(29,985)	1,912,815
Interest expense	210,885	9,088	219,973
Net revenues	1,731,915	(39,073)	1,692,842
Compensation and benefits	789,684	1,068	790,752
Interest expense	9,088	(9,088)	—
Selling, general and other expenses	285,257	(285,257)	—
Underwriting costs	—	8,128	8,128
Technology and communications	—	107,016	107,016
Occupancy and equipment rental	—	26,965	26,965
Business development	—	26,872	26,872
Professional services	—	52,742	52,742
Other expenses	—	62,466	62,466
Total expenses	1,309,598	(9,088)	1,300,510
Income (loss) related to associated companies	(29,985)	29,985	—
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2022. Certain footnote disclosures included in our Annual Report on Form 10-K for the year ended November 30, 2022 have been condensed or omitted from the consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results presented in our consolidated financial statements for interim periods are not necessarily indicative of the results for the entire year.
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, goodwill and intangible assets and the accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Consolidation
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly-owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in our Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net earnings (losses) attributable to noncontrolling interests in our Consolidated Statements of Earnings.
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

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022.
During the three months ended February 28, 2023, there were no significant changes made to the Company’s significant accounting policies.

Note 3. Accounting Developments
Adopted Accounting Standards
Reference Rate Reform. The Financial Accounting Standards Board (“FASB”) has issued guidance which provides optional exceptions for applying U.S. GAAP to certain contract modifications, hedge accounting relationships or other transactions affected by reference rate reform. Our assessment of contracts with provisions based on the London Interbank Offered Rate (“LIBOR”) is ongoing and this guidance may be applied as we transition away from LIBOR.
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance provides for estimating credit losses on financial assets measured at amortized cost by introducing an approach based on expected losses over the financial asset’s entire life, recorded at inception or purchase. On January 1, 2023, Berkadia, our equity method investee, adopted this guidance and applied a modified retrospective approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition on January 1, 2023, the new accounting guidance’s adoption resulted in a decrease in retained earnings of $14.8 million, net of tax attributable to an increase in the allowance for credit losses.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $1.26 billion and $1.29 billion at February 28, 2023 and November 30, 2022, respectively, by level within the fair value hierarchy (in thousands):

	February 28, 2023
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$3,575,362	$99,227	$261,634	$—	$3,936,223
Corporate debt securities	—	4,499,406	41,793	—	4,541,199
Collateralized debt obligations and collateralized loan obligations	—	191,584	72,438	—	264,022
U.S. government and federal agency securities	4,828,607	33,667	—	—	4,862,274
Municipal securities	—	286,611	—	—	286,611
Sovereign obligations	750,488	959,837	—	—	1,710,325
Residential mortgage-backed securities	—	1,556,712	23,987	—	1,580,699
Commercial mortgage-backed securities	—	353,227	486	—	353,713
Other asset-backed securities	—	371,821	100,428	—	472,249
Loans and other receivables	—	1,082,976	148,673	—	1,231,649
Derivatives	1,698	2,551,146	11,898	(2,140,103)	424,639
Investments at fair value	—	4,617	157,863	—	162,480
Total financial instruments owned, excluding Investments at fair value based on NAV	$9,156,155	$11,990,831	$819,200	$(2,140,103)	$19,826,083
Securities received as collateral	$67,380	$—	$—	$—	$67,380

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,117,652	$19,021	$628	$—	$2,137,301
Corporate debt securities	—	2,934,248	285	—	2,934,533
U.S. government and federal agency securities	2,916,046	—	—	—	2,916,046
Sovereign obligations	806,905	666,210	—	—	1,473,115
Residential mortgage-backed securities	—	78	—	—	78
Commercial mortgage-backed securities	—	17	525	—	542
Loans	—	118,074	3,045	—	121,119
Derivatives	68	3,082,153	99,229	(1,726,088)	1,455,362
Total financial instruments sold, not yet purchased	$5,840,671	$6,819,801	$103,712	$(1,726,088)	$11,038,096
Other secured financings	$—	$—	$1,712	$—	$1,712
Obligation to return securities received as collateral	67,380	—	—	—	67,380
Long-term debt	—	926,739	683,698	—	1,610,437
(1)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2022
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$3,117,327	$140,157	$240,347	$—	$3,497,831
Corporate debt securities	—	3,972,153	30,232	—	4,002,385
Collateralized debt obligations and collateralized loan obligations	—	71,640	55,824	—	127,464
U.S. government and federal agency securities	3,442,484	15,111	—	—	3,457,595
Municipal securities	—	574,903	—	—	574,903
Sovereign obligations	896,805	849,558	—	—	1,746,363
Residential mortgage-backed securities	—	1,314,199	27,617	—	1,341,816
Commercial mortgage-backed securities	—	442,471	839	—	443,310
Other asset-backed securities	—	333,164	94,677	—	427,841
Loans and other receivables	—	1,069,041	168,875	—	1,237,916
Derivatives	3,437	3,427,921	11,052	(3,093,244)	349,166
Investments at fair value	—	3,750	161,992	—	165,742
Total financial instruments owned, excluding Investments at fair value based on NAV	$7,460,053	$12,214,068	$791,455	$(3,093,244)	$17,372,332
Securities received as collateral	$100,362	$—	$—	$—	$100,362

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,097,436	$48,931	$750	$—	$2,147,117
Corporate debt securities	—	2,337,691	500	—	2,338,191
U.S. government and federal agency securities	3,223,637	—	—	—	3,223,637
Sovereign obligations	879,909	771,125	—	—	1,651,034
Commercial mortgage-backed securities	—	—	490	—	490
Loans	—	180,147	3,164	—	183,311
Derivatives	204	4,174,082	70,576	(2,732,165)	1,512,697
Total financial instruments sold, not yet purchased	$6,201,186	$7,511,976	$75,480	$(2,732,165)	$11,056,477
Other secured financings	$—	$—	$1,712	$—	$1,712
Obligation to return securities received as collateral	100,362	—	—	—	100,362
Long-term debt	—	922,705	661,123	—	1,583,828
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
(Unaudited)
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
(Unaudited)
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
(Unaudited)
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
(Unaudited)
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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	February 28, 2023
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$460,061	$—
Equity Funds (3)	47,218	27,598
Commodity Funds (4)	22,894	—
Multi-asset Funds (5)	349,719	20,000
Other Funds (6)	377,035	145,388
Total	$1,256,927	$192,986

	November 30, 2022
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$441,229	$—
Equity Funds (3)	73,176	36,861
Commodity Funds (4)	24,283	—
Multi-asset Funds (5)	401,655	—
Other Funds (6)	353,621	53,994
Total	$1,293,964	$90,855
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)Includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At February 28, 2023 and November 30, 2022, approximately 56% and 58%, respectively, are redeemable quarterly with 90 days prior written notice and approximately 6% and 6%, respectively, are redeemable quarterly with 60 days prior written notice. The remaining balance at February 28, 2023 and November 30, 2022 cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023 or August 31, 2025.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(3)Includes investments in equity funds that invest in the equity of various U.S. and foreign private companies in a broad range of industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to twelve years.
(4)Includes investments in a hedge fund that invests, long and short, primarily in commodities. These investments are redeemable quarterly with 60 days prior written notice.
(5)Includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At February 28, 2023 and November 30, 2022, investments representing approximately 78% and 78%, respectively, of the fair value of investments are redeemable monthly with 60 days prior written notice. At February 28, 2023 and November 30, 2022, approximately 13% and 15%, respectively, of the fair value of investments are redeemable quarterly with 90 days prior written notice.
(6)Primarily includes investments in a fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments, as well as investments in a fund that invests, long and short, in distressed and special situations credit strategies across sectors and asset types. Investments in this category are primarily redeemable quarterly with 90 days prior written notice.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2023 (in thousands):

	Three Months Ended February 28, 2023
	Balance at November 30, 2022	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2023	For instruments still held at February 28, 2023, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$240,347	$17,688	$—	$(297)	$—	$—	$3,896	$261,634	$17,648	$—
Corporate debt securities	30,232	(1,715)	3,147	(7,305)	(200)	—	17,634	41,793	(1,834)	—
CDOs and CLOs	55,824	4,810	36,441	(15,666)	(8,971)	—	—	72,438	(2,985)	—
RMBS	27,617	(3,605)	—	—	(25)	—	—	23,987	(2,868)	—
CMBS	839	(353)	—	—	—	—	—	486	(356)	—
Other ABS	94,677	(2,940)	13,740	—	(5,959)	—	910	100,428	(1,716)	—
Loans and other receivables	168,875	446	3,267	(10,160)	(8)	—	(13,747)	148,673	38	—
Investments at fair value	161,992	(2,636)	5,637	(2,420)	(4,710)	—	—	157,863	(2,636)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$750	$(135)	$—	$13	$—	$—	$—	$628	$135	$—
Corporate debt securities	500	(28)	(187)	—	—	—	—	285	28	—
CMBS	490	—	—	35	—	—	—	525	525	—
Loans	3,164	120	(211)	—	—	—	(28)	3,045	(199)	—
Net derivatives (2)	59,524	9,713	—	127	(537)	—	18,504	87,331	(10,352)	—
Other secured financings	1,712	—	—	—	—	—	—	1,712	—	—
Long-term debt	661,123	19,877	—	—	—	203	2,495	683,698	15,593	(35,470)
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes within Long-term debt are included in our Consolidated Statement of Comprehensive Income, net of tax.
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2023
During the three months ended February 28, 2023, transfers of assets of $39.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Corporate debt securities of $17.7 million, Loans and other receivables of $13.9 million, Corporate equity securities of $4.3 million and Other ABS of $3.9 million due to reduced pricing transparency.
During the three months ended February 28, 2023, transfers of assets of $31.1 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $27.7 million and Other ABS of $3.0 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended February 28, 2023, transfers of liabilities of $58.2 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $34.1 million and Structured notes within Long-term debt of $24.1 million due to reduced market and pricing transparency.
During the three months ended February 28, 2023, transfers of liabilities of $37.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $21.6 million and Net derivatives of $15.6 million due to greater pricing and market transparency.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Net gains on Level 3 assets were $11.7 million and net losses on Level 3 liabilities were $29.5 million for the three months ended February 28, 2023. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities and CDOs and CLOs, partially offset by decreases in RMBS, Other ABS, Investments at fair value and Corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt and certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2022 (in thousands):

	Three Months Ended February 28, 2022
	Balance at November 30, 2021	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2022	For instruments still held at February 28, 2022, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$118,489	$(6,538)	$2,079	$(706)	$(651)	$—	$23,729	$136,402	$(7,297)	$—
Corporate debt securities	11,803	(1,176)	118,970	(103,602)	(9)	—	16,372	42,358	(1,929)	—
CDOs and CLOs	31,946	(671)	13,523	(7,740)	(1,643)	—	9,804	45,219	(906)	—
RMBS	1,477	(69)	—	(187)	(35)	—	—	1,186	(44)	—
CMBS	2,333	1,177	—	—	—	—	222	3,732	1,655	—
Other ABS	93,524	2,033	11,588	(14,485)	(14,269)	—	(16,009)	62,382	(3,661)	—
Loans and other receivables	178,417	(3,707)	10,554	(13,078)	—	—	11,904	184,090	(2,956)	—
Investments at fair value	154,373	32,034	14,249	(6,826)	(615)	—	(23,407)	169,808	28,557	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,635	$(3,447)	$(812)	$5,050	$—	$—	$240	$5,666	$3,447	$—
Corporate debt securities	482	(8,866)	(63,714)	66,976	—	—	12,430	7,308	5,210	—
CMBS	210	—	—	105	—	—	—	315	—	—
Loans	9,925	372	(4,637)	—	—	—	—	5,660	(781)	—
Net derivatives (2)	67,769	(54,836)	—	—	—	35,069	(232)	47,770	53,352	—
Other secured financings	25,905	—	—	—	—	6,472	—	32,377	—	—
Long-term debt	881,732	(92,871)	—	—	—	23,753	(18,154)	794,460	60,739	32,132
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes within Long-term debt are included in our Consolidated Statements of Comprehensive Income, net of tax.
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2022
During the three months ended February 28, 2022, transfers of assets of $63.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $18.8 million, Loans and other receivables of $14.4 million, Other ABS of $12.9 million, Corporate debt securities of $9.4 million and Corporate equity securities of $7.4 million due to reduced pricing transparency.
During the three months ended February 28, 2022, transfers of assets of $40.5 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Other ABS of $28.9 million, CDOs and CLOs of $9.0 million and Loans and other receivables of $2.4 million due to greater pricing transparency supporting classification into Level 2.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended February 28, 2022, transfers of liabilities of $66.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $27.9 million, structured notes within Long-term debt of $25.8 million and Corporate debt securities of $12.4 million due to reduced pricing and market transparency.
During the three months ended February 28, 2022, transfers of liabilities of $72.1 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $44.0 million and Net derivatives of $28.1 million due to greater pricing transparency.
Net gains on Level 3 assets were $23.1 million and net gains on Level 3 liabilities were $159.6 million for the three months ended February 28, 2022. Net gains on Level 3 assets were primarily due to increased market values across Investments at fair value and Corporate equity securities, partially offset by decreases in Loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt, certain derivatives and Corporate debt securities.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 28, 2023 and November 30, 2022
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

February 28, 2023
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$261,634
Non-exchange-traded securities		Market approach	Price	$0	-	$325	$42
Corporate debt securities	$41,793	Market approach	EBITDA multiple	4.2			—
			Price	$1	-	$47	$33
		Scenario analysis	Estimated recovery percentage	5%	-	64%	62%
CDOs and CLOs	$72,438	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	15%	-	22%	19%
		Market approach	Price	$50	-	$100	$86
		Scenario analysis	Estimated recovery percentage	69%			—
CMBS	$486	Scenario analysis	Estimated recovery percentage	28%			—
Other ABS	$84,763	Discounted cash flows	Discount rate/yield	7%	-	20%	17%
			Cumulative loss rate	6%	-	27%	19%
			Duration (years)	1.0	-	2.1	1.7
		Market approach	Price	$100			—
Loans and other receivables	$148,673	Market approach	Price	$1	-	$147	$85
		Scenario analysis	Estimated recovery percentage	0%	-	73%	26%
Investments at fair value	$154,709
Private equity securities		Market approach	Price	$1	-	$14,919	$534
			Discount rate/yield	27%			—
			Revenue	$30,425,783			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities	$285	Scenario analysis	Estimated recovery percentage	7%			—
Derivatives	$94,624
Equity options		Volatility benchmarking	Volatility	27%	-	78%	56%
Other secured financings	$1,712	Scenario analysis	Estimated recovery percentage	9%	-	30%	23%
Long-term debt
Structured notes	$683,698	Market approach	Price	$53	-	$97	$75
			Price	€55	-	€101	€80

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2022
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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At February 28, 2023 and November 30, 2022, asset exclusions consisted of $54.7 million and $80.2 million, respectively, primarily comprised of other ABS, certain derivatives, corporate equity securities, loans and other receivables and RMBS. At February 28, 2023 and November 30, 2022, liability exclusions consisted of $8.8 million and $9.6 million, respectively, primarily comprised of certain derivatives, corporate debt securities, CDOs and CLOs and CMBS.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, other ABS, loans and other receivables, private equity securities and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, other ABS, loans and other receivables and structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield related to private equity securities would result in a lower (higher) fair value. A significant increase (decrease) in revenue related to private equity securities would result in a higher (lower) fair value. A significant increase (decrease) in the EBITDA multiple related to corporate debt securities would result in a significantly higher (lower) fair value measurement.
•Corporate debt securities, CDOs and CLOs, loans and other receivables, CMBS and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our investment banking and capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-backed and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Investments in and loans to related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes which are managed by our investment banking and capital markets businesses and are included in Long-term debt in our Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has been elected for certain other secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables—Brokers, dealers and clearing organizations, Receivables—Customers, Receivables—Fees, interest and other, Payables—Brokers, dealers and clearing organizations and Payables—Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature, except for our automobile loans. See Note 10, Credit Losses on Financial Assets Measured at Amortized Cost, for further details on our automobile loans.
The following is a summary of gains (losses) due to changes in fair value related to instrument-specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended February 28,
	2023	2022
Financial instruments owned:
Loans and other receivables	$7,454	$(2,287)
Financial instruments sold, not yet purchased:
Loans	$—	$1,548
Long-term debt:
Changes in instrument-specific credit risk (1)	$(71,660)	$51,248
Other changes in fair value (2)	45,825	94,551
(1)Changes in fair value of structured notes related to instrument-specific credit risk are included in our Consolidated Statements of Comprehensive Income, net of tax.
(2)Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	February 28, 2023	November 30, 2022
Financial instruments owned:
Loans and other receivables (1)	$2,283,130	$2,144,632
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	373,852	181,766
Long-term debt	347,104	369,990
Other secured financings	3,563	3,563
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $70.7 million and $83.4 million at February 28, 2023 and November 30, 2022, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $93.7 million and $69.2 million at February 28, 2023 and November 30, 2022, respectively, which includes loans and other receivables 90 days or greater past due of $41.7 million and $65.1 million at February 28, 2023 and November 30, 2022, respectively.
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. Impairment losses for the three months ended February 28, 2023 attributable to an equity method investment were $22.1 million and were recognized in Other revenues in our Consolidated Statements of Earnings. The assets of the equity method investment were included within the Asset Management reportable business segment. The fair values of these assets were $24.2 million at February 28, 2023 and were categorized within Level 3 of the fair value hierarchy. Fair value was based on a discounted cash flow analysis, which included management’s projections of future Golden Queen Mining Company, LLC (“Golden Queen”) cash flows using discount rates ranging from 10.2% to 14.8% with a weighted average of 11.0%. See Note 9, Investments for additional details.
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
At February 28, 2023 and November 30, 2022, we had equity securities without readily determinable fair values, which we account for at cost, minus impairment, of $54.1 million and $37.0 million, respectively. Net losses of $33.2 million were recognized on these investments during three months ended February 28, 2023. There were no impairments on these investments during the three months ended February 28, 2023 and 2022.

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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
See Note 4, Fair Value Disclosures, and Note 20, Commitments, Contingencies and Guarantees, for additional disclosures about derivative financial instruments.
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
In connection with our derivative activities, we may enter into International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties. See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022 for additional information regarding the offsetting of derivative contracts.
The following tables present the fair value and related number of derivative contracts at February 28, 2023 and November 30, 2022 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 28, 2023 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$525	2	$140	1
Foreign exchange contracts:
Bilateral OTC	63	2	54,881	3
Total derivatives designated as accounting hedges	588		55,021
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,656	45,044	52	54,889
Cleared OTC	97,024	4,209	74,481	4,159
Bilateral OTC	1,143,209	519	1,665,049	1,348
Foreign exchange contracts:
Exchange-traded	—	—	—	1
Bilateral OTC	184,940	1,334	143,085	1,262
Equity contracts:
Exchange-traded	743,321	1,140,052	459,549	1,081,464
Bilateral OTC	363,189	5,680	756,402	6,115
Commodity contracts:
Exchange-traded	23	826	22	781
Credit contracts:
Cleared OTC	13,176	76	13,942	63
Bilateral OTC	17,616	21	13,847	11
Total derivatives not designated as accounting hedges	2,564,154		3,126,429
Total gross derivative assets/ liabilities:
Exchange-traded	745,000		459,623
Cleared OTC	110,725		88,563
Bilateral OTC	1,709,017		2,633,264
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(451,778)		(451,778)
Cleared OTC	(87,750)		(88,558)
Bilateral OTC	(1,600,575)		(1,185,752)
Net amounts per Consolidated Statements of Financial Condition (4)	$424,639		$1,455,362
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
(Unaudited)

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
Total gross derivative assets/liabilities:
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
(Unaudited)
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
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Three Months Ended February 28,
Gains (Losses)	2023	2022
Interest rate swaps	$(37,549)	$(43,998)
Long-term debt	26,240	50,542
Total	$(11,309)	$6,544
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended February 28,
Gains (Losses)	2023	2022
Foreign exchange contracts	$3,057	$(10,938)
Total	$3,057	$(10,938)
The following table presents unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended February 28,
Gains (Losses)	2023	2022
Interest rate contracts	$55,824	$(41,592)
Foreign exchange contracts	(1,899)	2,624
Equity contracts	(32,608)	210,937
Commodity contracts	(398)	(34,305)
Credit contracts	(484)	4,432
Total	$20,435	$142,096
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at February 28, 2023 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$81,930	$6,630	$—	$(385)	$88,175
Credit default swaps	—	8,363	—	(3)	8,360
Total return swaps	87,815	15,610	71	(4,769)	98,727
Foreign currency forwards, swaps and options	78,156	8,371	—	(73)	86,454
Fixed income forwards	6,370	—	—	—	6,370
Interest rate swaps, options and forwards	172,566	839,004	31,650	(170,659)	872,561
Total	$426,837	$877,978	$31,721	$(175,889)	1,160,647
Cross product counterparty netting					(33,289)
Total OTC derivative assets included in Financial instruments owned					$1,127,358
(1)At February 28, 2023, we held net exchange-traded derivative assets and other credit agreements with a fair value of $293.2 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At February 28, 2023, cash collateral received was $996.0 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$123,106	$282,993	$3,041	$(385)	$408,755
Credit default swaps	—	853	—	(3)	850
Total return swaps	54,604	126,922	—	(4,769)	176,757
Foreign currency forwards, swaps and options	91,882	7,595	—	(73)	99,404
Fixed income forwards	5,397	—	—	—	5,397
Interest rate swaps, options and forwards	152,537	752,154	613,441	(170,659)	1,347,473
Total	$427,526	$1,170,517	$616,482	$(175,889)	2,038,636
Cross product counterparty netting					(33,289)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$2,005,347
(1)At February 28, 2023, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $32.0 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At February 28, 2023, cash collateral pledged was $581.9 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at February 28, 2023 (in thousands):

Counterparty credit quality (1):
A- or higher	$871,305
BBB- to BBB+	110,203
BB+ or lower	88,469
Unrated	57,381
Total	$1,127,358
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
The following tables present external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	February 28, 2023
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$241.5	$900.5	$—	$1,142.0
Single name credit default swaps	—	—	0.2	0.2

	November 30, 2022
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$207.9	$515.8	$—	$723.7
Single name credit default swaps	—	—	0.2	0.2

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

	February 28, 2023	November 30, 2022
Derivative instrument liabilities with credit-risk-related contingent features	$57.2	$226.5
Collateral posted	(17.3)	(168.8)
Collateral received	141.8	177.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	181.6	235.0
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

Note 6. Collateralized Transactions
Our repurchase agreements and securities borrowing and lending arrangements are generally recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their short-term nature. We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned, at fair value, and noted parenthetically as Securities pledged in our Consolidated Statements of Financial Condition.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value by class of collateral pledged (in thousands):

	February 28, 2023
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$948,932	$778,143	$38,911	$1,765,986
Corporate debt securities	526,228	3,127,564	—	3,653,792
Mortgage-backed and asset-backed securities	—	1,139,740	—	1,139,740
U.S. government and federal agency securities	32,577	9,715,036	28,469	9,776,082
Municipal securities	—	186,161	—	186,161
Sovereign obligations	43,410	2,294,716	—	2,338,126
Loans and other receivables	—	597,239	—	597,239
Total	$1,551,147	$17,838,599	$67,380	$19,457,126

	November 30, 2022
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$967,800	$471,581	$—	$1,439,381
Corporate debt securities	332,204	2,210,934	—	2,543,138
Mortgage-backed and asset-backed securities	—	1,192,265	—	1,192,265
U.S. government and federal agency securities	66,021	6,203,263	100,362	6,369,646
Municipal securities	—	535,619	—	535,619
Sovereign obligations	—	2,450,880	—	2,450,880
Loans and other receivables	—	538,491	—	538,491
Total	$1,366,025	$13,603,033	$100,362	$15,069,420
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	February 28, 2023
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$885,414	$3,791	$139,147	$522,795	$1,551,147
Repurchase agreements	10,015,090	1,603,521	3,789,728	2,430,260	17,838,599
Obligation to return securities received as collateral, at fair value	67,380	—	—	—	67,380
Total	$10,967,884	$1,607,312	$3,928,875	$2,953,055	$19,457,126

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2022
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$808,472	$—	$273,865	$283,688	$1,366,025
Repurchase agreements	6,930,667	1,521,629	2,262,705	2,888,032	13,603,033
Obligation to return securities received as collateral, at fair value	100,362	—	—	—	100,362
Total	$7,839,501	$1,521,629	$2,536,570	$3,171,720	$15,069,420
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, as initial margin on certain derivative transactions and in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 28, 2023 and November 30, 2022, the approximate fair value of securities received as collateral by us that may be sold or repledged was $30.69 billion and $26.82 billion, respectively. At February 28, 2023 and November 30, 2022, a substantial portion of the securities received by us had been sold or repledged.
Offsetting of Securities Financing Agreements
To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022 for additional information regarding the offsetting of securities financing agreements.
The following tables provide information regarding repurchase agreements, securities borrowing and lending arrangements and securities received as collateral, at fair value, and obligation to return securities received as collateral, at fair value, that are recognized in our Consolidated Statements of Financial Condition and (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands).

	February 28, 2023
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,620,107	$—	$7,620,107	$(307,270)	$(1,614,193)	$5,698,644
Reverse repurchase agreements	12,284,318	(8,904,668)	3,379,650	(1,066,790)	(2,275,833)	37,027
Securities received as collateral, at fair value	67,380	—	67,380	—	(67,380)	—
Liabilities:
Securities lending arrangements	$1,551,147	$—	$1,551,147	$(307,270)	$(1,226,507)	$17,370
Repurchase agreements	17,838,599	(8,904,668)	8,933,931	(1,066,790)	(7,333,197)	533,944
Obligation to return securities received as collateral, at fair value	67,380	—	67,380	—	(67,380)	—

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2022
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$5,831,148	$—	$5,831,148	$(285,361)	$(1,381,404)	$4,164,383
Reverse repurchase agreements	10,697,382	(6,150,691)	4,546,691	(550,669)	(3,954,525)	41,497
Securities received as collateral, at fair value	100,362	—	100,362	—	(100,362)	—
Liabilities:
Securities lending arrangements	$1,366,025	$—	$1,366,025	$(285,361)	$(1,054,228)	$26,436
Repurchase agreements	13,603,033	(6,150,691)	7,452,342	(550,669)	(6,374,480)	527,193
Obligation to return securities received as collateral, at fair value	100,362	—	100,362	—	(100,362)	—
(1)Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by a counterparty in the event of a counterparty’s default, but which are not netted in our Consolidated Statements of Financial Condition because other netting provisions of U.S. GAAP are not met.
(2)Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)Includes $5.59 billion of securities borrowing arrangements for which we have received securities collateral of $5.42 billion, and $495.0 million of repurchase agreements for which we have pledged securities collateral of $509.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $4.12 billion of securities borrowing arrangements for which we have received securities collateral of $4.02 billion, and $495.2 million of repurchase agreements for which we have pledged securities collateral of $507.3 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $1.01 billion and $0.96 billion at February 28, 2023 and November 30, 2022, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage-backed and other-asset backed securities or CLOs). These securities are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 4, Fair Value Disclosures, herein, and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended February 28,
	2023	2022
Transferred assets	$1,475.2	$1,080.6
Proceeds on new securitizations	1,475.1	1,080.6
Cash flows received on retained interests	10.7	8.9
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 28, 2023 and November 30, 2022.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 28, 2023		November 30, 2022
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$210.4	$2.7	$219.8	$2.9
U.S. government agency CMBS	3,151.3	204.6	2,997.7	173.9
CLOs	4,553.7	34.6	5,140.5	31.9
Consumer and other loans	1,902.1	113.1	2,526.7	122.8
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
Although not obligated, in connection with secondary market-making activities, we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs. To the extent we purchased securities through these market-making activities and we are not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage-backed and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 8, Variable Interest Entities.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Consolidated VIEs
The following table presents information about our consolidated VIEs at February 28, 2023 and November 30, 2022 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	February 28, 2023		November 30, 2022
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash	$—	$3.0	$—	$1.4
Financial instruments owned	—	17.9	—	7.1
Securities purchased under agreements to resell (1)	1,451.9	—	1,565.0	—
Receivables from brokers (2)	—	42.1	—	15.2
Other assets (3)	848.1	94.4	798.8	88.3
Total assets	$2,300.0	$157.4	$2,363.8	$112.0
Financial instruments sold, not yet purchased	$—	$7.2	$—	$5.7
Other secured financings (4)	2,281.1	—	2,289.9	—
Payables to broker dealers	—	0.7	—	—
Other liabilities (5)	5.7	56.2	4.6	37.6
Long-term debt (6)	16.8	48.8	—	24.7
Total liabilities	$2,303.6	$112.9	$2,294.5	$68.0
(1)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(2)Approximately $1.4 million of receivables from brokers at February 28, 2023 are with related consolidated entities, which are eliminated in consolidation.
(3)Approximately $6.4 million and $82.4 million of the other assets at February 28, 2023 and November 30, 2022, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $251.1 million and $253.8 million of the other secured financings at February 28, 2023 and November 30, 2022, respectively, are with related consolidated entities and are eliminated in consolidation.
(5)Approximately $50.3 million and $30.9 million of the other liabilities amounts at February 28, 2023 and November 30, 2022, respectively, are with related consolidated entities, which are eliminated in consolidation.
(6)Approximately $1.4 million of the long-term debt amount at February 28, 2023 is with related consolidated entities, which is eliminated in consolidation.
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
We are the primary beneficiary of automobile loan financing vehicles to which we transfer automobile loans, act as servicer of the automobile loans for a fee and retain equity interests in the vehicles. The assets of these VIEs primarily consist of automobile loans, which are accounted for as loans held for investment at amortized cost included within Other assets on the Consolidated Statements of Financial Condition. The liabilities of these VIEs consist of notes issued by the VIEs, which are accounted for at amortized cost and included within Other secured financings on the Consolidated Statements of Financial Condition and do not have recourse to our general credit. The automobile loans are pledged as collateral for the related notes and available only for the benefit of the note holders.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We are also the primary beneficiary of a real estate syndication entity that develops multi-family residential property and manages the property. The assets of the VIE consist primarily of real estate and its liabilities primarily consist of accrued expenses and long-term debt secured by the real estate property. Our variable interest in the VIE primarily consists of our limited liability company interest, a sponsor promote and development and asset management fees for managing the project.
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	February 28, 2023
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$193.1	$5.4	$2,316.3	$7,349.8
Asset-backed vehicles	634.0	—	716.8	3,548.1
Related party private equity vehicles	5.5	—	16.0	14.4
Other investment vehicles	1,132.1	—	1,325.0	21,156.7
FXCM	82.8	—	82.8	366.6
OpNet	204.2	—	204.2	1,144.9
Total	$2,251.7	$5.4	$4,661.1	$33,580.5

	November 30, 2022
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$133.5	$1.4	$1,642.5	$7,705.3
Asset-backed vehicles	561.0	—	690.4	4,408.3
Related party private equity vehicles	24.8	—	35.5	69.1
Other investment vehicles	1,172.6	—	1,254.0	18,940.5
FXCM	94.8	—	94.8	389.6
Total	$1,986.7	$1.4	$3,717.2	$31,512.8
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At February 28, 2023 and November 30, 2022, our total equity commitment in the JCP Entities was $133.0 million, of which $122.4 million and $122.4 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $5.5 million and $24.8 million at February 28, 2023 and November 30, 2022, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At February 28, 2023 and November 30, 2022, we had equity commitments to invest $1.27 billion and $1.14 billion, respectively, in various other investment vehicles, of which $1.08 billion and $1.06 billion was funded, respectively. The carrying value of our equity investments was $1.13 billion and $1.17 billion at February 28, 2023 and November 30, 2022, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
FXCM. We have equity interests in FXCM of $46.7 million and $59.7 million at February 28, 2023 and November 30, 2022, respectively, consisting of a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM, which is accounted for under the equity method of accounting and reported within Investments in and loans to related parties in the Consolidated Statements of Financial Condition. We also have a senior secured term loan to FXCM due May 6, 2023, which is accounted for at a fair value of $36.1 million and $35.1 million, at February 28, 2023 and November 30, 2022, respectively, and is reported within Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. FXCM is considered a VIE and our term loan and equity interest are variable interests. The assets of FXCM primarily consist of brokerage receivables and other financial instruments and operating assets as part of FXCM’s foreign exchange trading business.
OpNet. We hold various investments in OpNet (formerly known as Linkem), including approximately 47.4% of the common shares and 50% of the voting rights, which is accounted for under the equity method of accounting and reported within Investments in and loans to related parties in the Consolidated Statements of Financial Condition. Refer to Note 9, Investments, for further discussion. As a result of a reconsideration event during the three months ended February 28, 2023, OpNet was determined to be a VIE. The assets of OpNet primarily consist of network and equipment and wireless spectrum licenses.
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
(Unaudited)
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
At February 28, 2023 and November 30, 2022, we held $1.61 billion and $1.47 billion of agency mortgage-backed securities, respectively, and $243.3 million and $180.6 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
Investments for which we exercise significant influence over the investee accounted for under the equity method of accounting with our shares of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. Equity method investments, including any loans to the investees, are reported within Investments in and loans to related parties in our Consolidated Statements of Financial Condition are summarized as follows (in millions).

	February 28, 2023	November 30, 2022
Total Investments in and loans to related parties	$1,369.1	$1,426.8

	Three Months Ended February 28,
	2023	2022
Total equity method pickup income recognized in Other revenues in our Consolidated Statements of Earnings	$(64.0)	$33.7
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information at a lag and the summarized information provided for these investees is based on the latest financial information available as of February 28, 2023, November 30, 2022 and February 28, 2022.
Jefferies Finance
Jefferies Finance, our 50/50 joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments for both broadly syndicated and direct lending loans. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Asset Management. Loans are originated primarily through our investment banking efforts and Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through us. Jefferies Finance may also underwrite and arrange other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. The Asset Management business, collectively referred to as Jefferies Credit Partners, LLC, manages a broad portfolio of assets under management composed of portions of loans it has arranged, as well as loan positions that it has purchased in the primary and secondary markets. Jefferies Credit Partners is composed of three registered Investment Advisors: Jefferies Finance, Apex Credit Partners LLC and Jefferies Credit Partners LLC, which serve as a private credit platform managing proprietary and third-party capital across commingled funds, separately managed accounts and CLOs.
At February 28, 2023, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.50 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At February 28, 2023, our remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2024 with automatic one year extensions absent a 60 days termination notice by either party.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 28, 2023. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2024 with automatic one year extensions absent a 60 days termination notice by either party. At February 28, 2023, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended February 28,
	2023	2022
Interest income	$—	$0.1
Unfunded commitment fees	0.3	0.3
The following is a summary of selected financial information for Jefferies Finance (in millions):

	February 28, 2023	November 30, 2022
Total assets	$6,774.7	$6,773.2
Total liabilities	5,486.1	5,500.4

	February 28, 2023	November 30, 2022
Our total equity balance	$644.3	$636.4

	Three Months Ended February 28,
	2023	2022
Net earnings	$14.9	$57.5
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended February 28,
	2023	2022
Origination and syndication fee revenues (1)	$26.0	$114.9
Origination fee expenses (1)	4.1	15.9
CLO placement fee revenues (2)	—	0.7
Service fees (3)	44.2	50.0
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
(2)We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At February 28, 2023 and November 30, 2022, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition.
(3)Under a service agreement, we charge Jefferies Finance for services provided.
In connection with non-U.S. dollar loans originated by Jefferies Finance to borrowers who are investment banking clients of ours, we have entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $2.3 million and $1.2 million at February 28, 2023 and November 30, 2022, respectively. At February 28, 2023 and November 30, 2022, payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers in our Consolidated Statements of Financial Condition, were $8.0 million and $0.5 million, respectively.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Berkadia
Berkadia is a commercial mortgage banking, servicing and finance joint venture that was formed by us and Berkshire Hathaway Inc. We are entitled to receive 44.5% of the profits of Berkadia. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies or other investors. Berkadia also is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Commercial paper issued by Berkadia is supported by a $1.50 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At February 28, 2023, the aggregate amount of commercial paper outstanding was $1.47 billion.
The following is a summary of selected financial information for Berkadia (in millions):

	February 28, 2023	November 30, 2022
Total assets	$4,569.0	$4,436.0
Total liabilities	2,984.4	2,801.7
Total noncontrolling interest	655.0	690.1

	February 28, 2023	November 30, 2022
Our total equity balance	$418.8	$425.9

	Three Months Ended February 28,
	2023	2022
Net earnings	$29.0	$86.4
At February 28, 2023 and November 30, 2022, we had commitments to purchase $189.6 million and $237.4 million, respectively, of agency CMBS from Berkadia.
OpNet
We own approximately 47.4% of the common shares and 50.0% of the voting rights of OpNet. In addition to common stock, we own various classes of convertible preferred stock, including a new class that was subscribed for in January and February 2023 through direct subscription, settlement of subscription advances and conversion of a shareholder loan, totaling $59.5 million. In March 2023, we made an additional subscription advance of $23.4 million for shares of the new class of convertible preferred stock. The convertible preferred stock is automatically convertible to common shares in 2026 and 2027. We also hold common stock warrants, which are exercisable by June 2024 and June 2027 and received warrants in January 2023 to acquire the new class of preferred stock, which are exercisable by December 23, 2027. The common stock warrants and preferred stock warrants are reported in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and had a fair value of $77.7 million and $54.2 million at February 28, 2023 and November 30, 2022, respectively.
If our convertible preferred stock and common stock warrants were all converted or exercised, our ownership would increase to approximately 71.3% of OpNet’s common equity and voting rights.
We also own redeemable preferred stock and subordinated bonds issued by OpNet. The redeemable preferred stock is reported in Other assets in our Consolidated Statements of Financial Condition and had a carrying value of $0.0 million and $24.5 million at February 28, 2023 and November 30, 2022, respectively. The subordinated bonds are reported in Financial instruments owned, at fair value in our Consolidated Statements of Condition with a fair value of $53.3 million and $48.6 million at February 28, 2023 and November 30, 2022, respectively.
Additionally, we have made shareholder loans to OpNet with a carrying value of $13.8 million and $19.3 million at February 28, 2023 and November 30, 2022, respectively.
We, along with another significant shareholder in OpNet, have agreed to provide additional financial support, if necessary, to meet certain funding needs of OpNet until June 2023.
As a result of a reconsideration event occurring during the three months ended February 28, 2023, upon the issuance of the new class of convertible preferred stock, OpNet was determined to be a VIE.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of selected financial information for OpNet (in millions):

	February 28, 2023	November 30, 2022
Total assets	$1,144.9	$1,050.8
Total liabilities	1,056.6	935.2

	February 28, 2023	November 30, 2022
Our total equity balance	$—	$—

	Three Months Ended February 28,
	2023	2022
Net loss	$(51.6)	$(23.4)
FXCM
We have a 50.0% voting interest in FXCM, a provider of online foreign exchange trading services, and have the ability to significantly influence FXCM through our seats on the board of directors. During the three months ended February 28, 2023, we contributed additional capital of $5.0 million. We also have a senior secured term loan to FXCM, which is reported within Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and had a fair value of $36.1 million and $35.1 million at February 28, 2023 and November 30, 2022, respectively. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology and other assets over their respective useful lives (weighted average life of 4 years for amortizable assets). FXCM is considered a VIE and our term loan and equity interest are variable interests. The following is a summary of selected financial information for FXCM (in millions):

	February 28, 2023	November 30, 2022
Total assets	$366.6	$389.6
Total liabilities	332.3	341.4

	February 28, 2023	November 30, 2022
Our total equity balance	$46.7	$59.7

	Three Months Ended February 28,
	2023	2022
Net loss	$(20.3)	$(8.0)
In connection with foreign exchange contracts entered into with FXCM, we have $0.5 million at November 30, 2022, included in Payables—brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Golden Queen Mining Company LLC
We have a 50.0% ownership interest in Golden Queen, which owns and operates a gold and silver mine project located in California. We also own warrants to purchase shares with a fair value of $0.0 million and $0.6 million at February 28, 2023 and November 30, 2022, respectively, which if exercised, would increase our ownership to approximately 51.9% of Golden Queen’s common equity. The warrants are reported in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. We also have a shareholder loan to Golden Queen with a carrying value of $14.0 million at both February 28, 2023 and November 30, 2022. During the three months ended February 28, 2023, we recognized an other-than-temporary impairment charge of $22.1 million on our investment within Other revenues in our Consolidated Statement of Earnings. The following is a summary of selected financial information for Golden Queen (in millions):

	February 28, 2023	November 30, 2022
Total assets	$213.0	$209.8
Total liabilities	106.3	102.1

	February 28, 2023	November 30, 2022
Our total equity balance	$24.2	$46.5

	Three Months Ended February 28,
	2023	2022
Net loss	$(0.9)	$(4.6)
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
We own approximately 48.1% equity interest in 54 Madison, a fund that owned an interest in one real estate project and is in the process of being liquidated.
The following is a summary of selected financial information for our significant Real Estate Investments (in millions):

	February 28, 2023	November 30, 2022
Total assets	$358.3	$350.4
Total liabilities	494.5	487.5

	February 28, 2023	November 30, 2022
Our total equity balance	$91.2	$107.3

	Three Months Ended February 28,
	2023	2022
Net earnings	$1.1	$6.6
We received distributions from 54 Madison on our equity interest as follows (in millions):

	Three Months Ended February 28,
	2023	2022
Distributions	$17.1	$—

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by our President. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $4.6 million and $23.9 million at February 28, 2023 and November 30, 2022, respectively. Historically, we have accounted for these investments at fair value based on the NAV of the funds and at February 28, 2023, the investment is calculated within Level 3 of the fair value hierarchy because unobservable inputs were used to determine the fair value of our limited partnership interests. The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended February 28,
	2023	2022
Net gains (losses) from our investments in JCP Fund V	$(6.6)	$0.9
At both February 28, 2023 and November 30, 2022, we were committed to invest equity of up to $85.0 million in JCP Fund V. At both February 28, 2023 and November 30, 2022, our unfunded commitment relating to JCP Fund V was $8.7 million.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.2% at February 28, 2023 of the combined equity interests (in thousands):

	Three Months Ended December 31,
	2022	2021
Net decrease in net assets resulting from operations (1)	$(54,551)	$(3,159)
(1)Financial information for JCP Fund V within our results of operations for the three months ended February 28, 2023 and 2022 is included based on the presented periods.
Asset Management Investments
We have an investment with a carrying amount of $18.7 million and $18.6 million at February 28, 2023 and November 30, 2022, respectively, consisting of our shares in Monashee, an investment management company, registered investment advisor and general partner of various investment management funds, which provides us with a 50.0% voting rights interest and the rights to distributions of 47.5% of the annual net profits of Monashee’s operations if certain thresholds are met. A portion of the carrying amount of the investment in Monashee relates to contract and customer relationship and client relationship intangible assets and goodwill. The intangible assets are amortized over their useful life and the goodwill is not amortized.
We also have an investment management agreement whereby Monashee provides asset management services to us for certain separately managed accounts. Our net investment balance in the separately managed accounts was $26.0 million and $17.7 million at February 28, 2023 and November 30, 2022, respectively. The following table presents the activity included in our Consolidated Statements of Earnings related to these separately managed accounts (in millions):

	Three Months Ended February 28,
	2023	2022
Investment gains (losses) (1)	$0.3	$(2.1)
Management fees (2)	0.2	0.2
(1)Included in Principal transactions revenues in our Consolidated Statements of Earnings.
(2)Included in Floor brokerage and clearing fees in our Consolidated Statements of Earnings.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
ApiJect
We own shares which represent a 38% economic interest in ApiJect at February 28, 2023, which is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included within corporate equity securities in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition. Additionally, we have a right to 1.125% of ApiJect’s future revenues. At both February 28, 2023 and November 30, 2022, the total fair value of our equity investment in common shares of ApiJect was $100.1 million, which is included within Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032.
We also have a term loan agreement with a principal of ApiJect for $29.2 million maturing on April 28, 2023. The loan is accounted for at cost plus accrued interest and is reported within Other assets in our Consolidated Statements of Financial Condition. Interest income of $0.5 million was recognized related to the loan for both the three months ended February 28, 2023 and 2022, and is recognized in Interest revenues in our Consolidated Statements of Earnings. The loan has a fair value of $29.4 million and $28.9 million at February 28, 2023 and November 30, 2022, respectively, which would be classified as Level 3 in the fair value hierarchy.
SPAC
We own 73.4% of the publicly traded units of a special purpose acquisition company (“SPAC”), which represents 25.7% of the voting shares of the SPAC at February 28, 2023. At February 28, 2023, the SPAC is considered a VIE. We have significant influence over the SPAC but we are not considered to be the primary beneficiary as we do not have control. Our investment is accounted for at fair value pursuant to the fair value option and is included within corporate equity securities in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition. The fair value of the investment was $22.9 million and $22.8 million at February 28, 2023 and November 30, 2022, respectively, which is included within Level 1 of the fair value hierarchy.

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
At February 28, 2023 and November 30, 2022, we had automobile loans, including accrued interest and related fees, of $895.2 million and $891.1 million, respectively, which are classified as either held for investment or held for sale depending on the intent and ability to hold the loans, which are collateralized by a security interest in the vehicles’ titles. These loans are included in Other assets in our Consolidated Statements of Financial Condition. Loans held for investment are recorded at cost net of deferred acquisition costs and an allowance for credit losses. Loans held for sale are recorded at the lower of cost or fair value until the loans are sold.
Provision for credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses inherent in the automobile loans held for investment which is established systematically by management as of the reporting date. All automobile loans held for investment are collectively evaluated for impairment. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. We use static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the loans, which is supplemented by management judgment. Expected losses are estimated for groups of accounts aggregated by monthly vintage.
Generally, the expected losses are projected based on historical loss experience over the last eight years, more heavily weighted toward recent performance when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Our estimate of expected credit losses includes a reasonable and supportable forecast period of one year and then reverts to an estimate based on historical losses. We review charge-off experience factors, contractual delinquency, historical collection rates, the value of underlying collateral and other information to make the necessary judgments as to credit losses expected in the portfolio as of the reporting date. While management utilizes the best information available to make its evaluations, changes in macroeconomic conditions, interest rate environments, or both, may significantly impact the assumptions and inputs used in determining the allowance for credit losses. Our charge-off policy is based on a loan by loan review of delinquent loans. We have an accounting policy to not place loans on nonaccrual status; however, the allowance for credit losses is determined including the accrued interest receivable not expected to be collected.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
A rollforward of the allowance for credit losses related to our automobile loans for the three months ended February 28, 2023 and 2022, is as follows (in thousands):

	Three Months Ended February 28,
	2023	2022
Beginning balance	$79,614	$67,236
Provision for doubtful accounts	7,829	7,545
Charge-offs, net of recoveries	(9,388)	(4,672)
Ending balance	$78,055	$70,109
The following tables present a summary of automobile loans held for investment by credit score, determined at origination, at February 28, 2023 for each vintage of the loan portfolio (in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	Prior Years	Total	Percent
Credit scores of 680 and above	$10,724	$56,272	$41,945	$15,062	$14,373	$7,053	$145,429	16.5%
Credit scores between 620 to 679	28,494	171,818	119,685	39,404	30,156	19,881	409,438	46.3
Credit scores below 620	22,436	172,591	87,573	18,715	16,434	11,268	329,017	37.2
Total	$61,654	$400,681	$249,203	$73,181	$60,963	$38,202	$883,884	100.0%
The following tables present a summary of automobile loans held for investment by credit score, determined at origination, at November 30, 2022 for each vintage of the loan portfolio (in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	Prior Years	Total	Percent
Credit scores of 680 and above	$53,700	$46,668	$17,276	$16,560	$7,631	$1,378	$143,213	16.3%
Credit scores between 620 to 679	170,220	132,528	44,095	35,393	17,635	7,647	407,518	46.3
Credit scores below 620	175,690	97,953	21,371	19,039	8,840	5,602	328,495	37.4
Total	$399,610	$277,149	$82,742	$70,992	$34,106	$14,627	$879,226	100.0%
The aging of automobile loans held for investment at February 28, 2023 is as follows (in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	Prior Years	Total	Percent
Current accounts	$61,635	$379,665	$229,855	$68,006	$56,562	$34,803	$830,526	94.0%
Delinquent accounts
30 - 59 days	19	14,495	13,155	3,731	3,282	2,575	37,257	4.2
60 - 89 days	—	3,696	3,455	897	671	384	9,103	1.0
90 days and over	—	2,825	2,738	547	448	440	6,998	0.8
Total	$61,654	$400,681	$249,203	$73,181	$60,963	$38,202	$883,884	100.0%

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The aging of automobile loans held for investment at November 30, 2022 is as follows (in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	Prior Years	Total	Percent
Current accounts	$380,863	$255,412	$76,841	$66,339	$31,269	$13,290	$824,014	93.7%
Delinquent accounts
30 - 59 days	12,720	15,550	4,307	3,380	2,020	1,097	39,074	4.4
60 - 89 days	3,718	4,156	1,090	734	569	181	10,448	1.2
90 days and over	2,309	2,031	504	539	248	59	5,690	0.7
Total	$399,610	$277,149	$82,742	$70,992	$34,106	$14,627	$879,226	100.0%
Investment Banking Fee Receivables. Our allowance for credit losses on our investment banking fee receivables uses a provisioning matrix based on the shared risk characteristics and historical loss experience for such receivables. In some instances, we may adjust the allowance calculated based on the provision matrix to incorporate a specific allowance based on the unique credit risk profile of a receivable. The provisioning matrix is periodically updated to reflect changes in the underlying portfolio's credit characteristics and most recent historical loss data.
The allowance for credit losses for investment banking receivables for the three months ended February 28, 2023 and 2022, is as follows (in thousands):

	Three Months Ended February 28,
	2023	2022
Beginning balance	$5,914	$4,824
Bad debt expense, net of reversals	1,508	340
Charge-offs	(86)	(50)
Recoveries collected	(66)	(605)
Ending balance (1)	$7,270	$4,509
(1)The allowance for doubtful accounts balances are substantially all related to mergers and acquisitions and restructuring fee receivables, which include recoverable expense receivables.
See Note 10, Credit Losses on Financial Assets Measured at Amortized Cost, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022 for additional information regarding credit losses on financial assets measured at amortized cost.

Note 11. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	February 28, 2023	November 30, 2022
Investment Banking and Capital Markets	$1,552,695	$1,552,944
Asset Management	183,170	183,170
Total goodwill	$1,735,865	$1,736,114
The following table is a summary of the changes to goodwill for the three months ended February 28, 2023 (in thousands):

Balance at November 30, 2022	$1,736,114
Currency translation and other adjustments	(249)
Balance at February 28, 2023	$1,735,865

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at February 28, 2023 and November 30, 2022 (dollars in thousands):

	February 28, 2023			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,014	$(90,226)	$35,788	8.1
Trade name	127,181	(36,393)	90,788	25.0
Exchange and clearing organization membership interests and registrations	7,415	—	7,415	N/A
Other	14,957	(11,963)	2,994	4.6
Total	$275,567	$(138,582)	$136,985

	November 30, 2022			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,028	$(89,109)	$36,919	8.2
Trade name	127,185	(35,486)	91,699	25.3
Exchange and clearing organization membership interests and registrations	7,408	—	7,408	N/A
Other	14,957	(11,521)	3,436	4.7
Total	$275,578	$(136,116)	$139,462
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $2.4 million and $3.5 million for the three months ended February 28, 2023 and 2022, respectively. These expenses are included in Depreciation and amortization in our Consolidated Statements of Earnings.
The estimated future amortization expense for the next five fiscal years is as follows (in thousands):

Remainder of fiscal year 2023	$7,453
Year ending November 30, 2024	9,259
Year ending November 30, 2025	8,693
Year ending November 30, 2026	8,655
Year ending November 30, 2027	8,620

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 12. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended February 28,
	2023	2022
Revenues from contracts with customers:
Investment banking	$502,798	$945,048
Commissions and other fees	213,270	229,316
Asset management fees	17,757	12,569
Manufacturing revenues	—	141,108
Oil and gas revenues	25,506	57,919
Real estate revenues	2,747	10,238
Other contracts with customers	12,930	10,844
Total revenue from contracts with customers	775,008	1,407,042
Other sources of revenue:
Principal transactions	497,246	243,172
Revenue from strategic affiliates	21,229	26,982
Interest	531,385	214,284
Other	(44,304)	21,335
Total revenues	$1,780,564	$1,912,815
See Note 12, Revenues from Contracts with Customers, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022 for additional information regarding revenues from contracts with customers.
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended February 28,
	2023			2022
	Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$297,178	$—	$297,178	$543,769	$—	$543,769
Investment banking - Underwriting	205,620	—	205,620	401,279	—	401,279
Equities (1)	210,462	—	210,462	225,931	—	225,931
Fixed income (1)	2,808	—	2,808	3,385	—	3,385
Asset management	—	17,757	17,757	—	12,569	12,569
Merchant banking	—	41,183	41,183	—	220,109	220,109
Total	$716,068	$58,940	$775,008	$1,174,364	$232,678	$1,407,042
Primary geographic region:
Americas	$555,927	$57,793	$613,720	$936,933	$231,798	$1,168,731
Europe and the Middle East	116,219	577	116,796	166,172	558	166,730
Asia	43,922	570	44,492	71,259	322	71,581
Total	$716,068	$58,940	$775,008	$1,174,364	$232,678	$1,407,042
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Refer to Note 22, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at February 28, 2023. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at February 28, 2023.
During the three months ended February 28, 2023 and 2022, we recognized $25.6 million and $35.0 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, during the three months ended February 28, 2023 and 2022, we recognized $7.8 million and $3.5 million, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at February 28, 2023 and November 30, 2022 were $29.0 million and $27.0 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three months ended February 28, 2023 and 2022, we recognized revenues of $11.8 million and $18.0 million, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $168.5 million and $206.6 million at February 28, 2023 and November 30, 2022, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At February 28, 2023 and November 30, 2022, capitalized costs to fulfill a contract were $3.6 million and $3.4 million, respectively, which are recorded in Receivables—Fees, interest and other in our Consolidated Statements of Financial Condition. For the three months ended February 28, 2023 and 2022, we recognized expenses of $0.8 million and $1.0 million, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended February 28, 2023 and 2022.

Note 13. Compensation Plans
Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock units (“RSUs”) may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as incentive awards. Sign-on and retention awards are generally subject to annual ratable vesting over a multi-year service period and are amortized as compensation expense on a straight-line basis over the service period. Restricted stock and RSUs are granted to certain senior executives and may contain market, performance and/or service conditions. Market conditions are incorporated into the grant-date fair value of senior executive awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market conditions are not met. Awards with performance conditions are amortized over the service period if, and to the extent, it is determined to be probable that the performance condition will be achieved. If awards are forfeited due to failure to achieve performance conditions or failure to satisfy service conditions, any previously recognized expense for such awards is reversed.
Senior Executive Compensation Plan.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
In December 2022, the Compensation Committee of our Board of Directors granted our senior executives RSUs with an aggregate grant date fair value of $13.1 million and performance stock units (“PSUs”) with a target fair market value of $13.1 million. The RSUs have a three-year cliff vesting schedule. With respect to the PSUs, there is a three-year service period, along with performance period measures of fiscal 2022 through fiscal 2024 performance, the threshold level of Return on Tangible Equity (“ROTE”) was 7.5%, the target level of ROTE was 10%, and the upper end was 15%. Any performance below 7.5% will result in forfeiture of all PSUs; 7.5% ROTE will result in receiving 75% of target PSUs; and 15% ROTE or greater will result in receiving 150% of target PSUs. ROTE performance between 7.5% and 10% and 10% and 15% will be linearly interpolated to determine PSU distribution.
At February 28, 2023, there were approximately 2,167,000 shares of restricted stock outstanding with future service required, 3,653,000 RSUs outstanding with future service required (including target RSUs that may be issued under the senior executive compensation plan), 10,278,000 RSUs outstanding with no future service required, 5,075,000 stock options outstanding and 1,290,000 shares issuable under other plans. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 20,296,000 at February 28, 2023.
In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards. Restricted cash awards are subject to ratable vesting terms with service requirements. These awards are amortized as compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year.
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended February 28,
	2023	2022
Components of compensation cost:
Restricted cash awards	$67.6	$32.0
Restricted stock and RSUs (1)	13.7	9.7
Profit sharing plan	6.2	5.3
Total compensation cost	$87.5	$47.0
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Remaining unamortized amounts related to certain compensation plans at February 28, 2023 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$135.7	3.7
Restricted cash awards (1)	710.0	4.0
Total	$845.7
(1)The remaining unamortized amount is included within Other assets in our Consolidated Statements of Financial Condition.
For detailed descriptions of our compensation plans, see Note 13, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022.

Note 14. Short-Term Borrowings
Short-term borrowings at February 28, 2023 and November 30, 2022 mature in one year or less and include the following (in thousands):

	February 28, 2023	November 30, 2022
Bank loans (1)	$466,896	$517,524
Fixed rate callable note (1)	4,068	4,068
Floating rate puttable notes (1)	6,800	6,800
Total short-term borrowings	$477,764	$528,392
(1)These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At February 28, 2023, the weighted average interest rate on short-term borrowings outstanding is 5.69% per annum.
At February 28, 2023 and November 30, 2022, our borrowings under credit facilities classified within bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $465.0 million and $517.0 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At February 28, 2023, we were in compliance with all covenants under these credit facilities.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 15. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	February 28, 2023	November 30, 2022
Unsecured long-term debt:
5.500% Senior Notes	October 18, 2023	5.68%	$385,521	$393,048
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	528,578	519,970
4.500% Callable Note due 2025	July 22, 2025	4.84%	6,155	6,153
5.000% Callable Note due 2026	March 26, 2026	5.52%	8,558	8,554
4.850% Senior Notes (1)	January 15, 2027	6.88%	694,341	703,533
6.450% Senior Debentures	June 8, 2027	5.46%	363,232	363,915
5.000% Callable Note due 2027	June 16, 2027	5.22%	24,797	24,784
5.000% Callable Note due 2028	February 17, 2028	5.29%	9,890	9,888
4.150% Senior Notes	January 23, 2030	4.26%	991,773	991,518
2.625% Senior Debentures (1)	October 15, 2031	4.31%	902,745	911,777
2.750% Senior Debentures (1)	October 15, 2032	6.32%	384,748	392,162
6.250% Senior Notes	January 15, 2036	6.03%	485,257	497,681
6.500% Senior Notes	January 20, 2043	6.05%	406,213	409,472
6.625% Senior Notes	October 23, 2043	6.72%	246,970	246,954
Floating Rate Senior Notes	October 29, 2071	4.45%	61,718	61,715
Unsecured Revolving Credit Facility	August 3, 2024	6.07%	349,631	349,578
Structured Notes (2)	Various	Various	1,610,437	1,583,828
Total unsecured long-term debt			7,460,564	7,474,530
Secured long-term debt:
HomeFed EB-5 Program Debt			208,402	209,060
HomeFed Construction Loans			81,467	56,965
Secured Credit Facilities			775,119	933,531
Secured Bank Loan			100,000	100,000
Total long-term debt (3)			$8,625,552	$8,774,086
(1)The carrying values of these senior notes include net gains of $26.2 million and $50.5 million in the three months ended February 28, 2023 and 2022, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 5, Derivative Financial Instruments, for further information.
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
(3)Total Long-term debt has a fair value of $8.44 billion and $8.46 billion at February 28, 2023 and November 30, 2022, respectively, which would be classified as Level 2 or Level 3 in the fair value hierarchy.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended February 28, 2023, long-term debt decreased by $148.5 million to $8.63 billion at February 28, 2023, as presented in our Consolidated Statements of Financial Condition, primarily due to $120.2 million of net repayments related to our unsecured long-term debt and secured credit facilities, $46.2 million decrease from the Vitesse Energy spin-off and $26.2 million of gains on certain of our senior notes associated with interest rate swaps based on their designation as fair value hedges, partially offset by $25.7 million of losses related to fair value changes of our unsecured structured notes. At February 28, 2023, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. Gains and losses in the fair value of structured notes resulting from non-credit components are recognized within Other adjustments on the Consolidated Statements of Cash Flow.
At February 28, 2023 and November 30, 2022, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to $775.1 million and $933.5 million, respectively. Interest on these credit facilities are based on the adjusted LIBOR, the Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At February 28, 2023, we were in compliance with all covenants under theses credit facilities, except for one facility secured by automobile loans for which technical covenant violations have occurred that are in the process of being resolved with the lenders. There was no amount outstanding under this facility at February 28, 2023.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At both February 28, 2023 and November 30, 2022, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At February 28, 2023, we were in compliance with all covenants under the Secured Bank Loan.
HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act (“EB-5 Program”). This debt is secured by certain real estate of HomeFed. At February 28, 2023, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Substantially all of HomeFed’s EB-5 Program debt matures in 2024 through 2026.
At February 28, 2023, HomeFed has construction loans with an aggregate committed amount of $101.9 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loans bears interest based on the 30-day LIBOR or the SOFR, plus spreads of 2.15% to 3.00%, subject to adjustment on the first of each calendar month. At February 28, 2023, the weighted average interest rate on these loans was 7.26%. The loans mature between October 2023 and May 2024 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At February 28, 2023 and November 30, 2022, $81.5 million and $57.0 million, respectively, was outstanding under the construction loan agreements.

Note 16. Mandatorily Redeemable Convertible Preferred Shares
Our $125.0 million of callable mandatorily redeemable cumulative convertible preferred shares (“Preferred Shares”) were converted during the three months ended February 28, 2023 at a price of $1,000 per preferred share, plus accrued interest, into 4,654,362 common shares for $125.0 million, or $26.86 per common share. At November 30, 2022, the Preferred Shares were convertible into 4,440,863 common shares, an effective conversion price of $28.15 per common share.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 17. Common Shares and Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands):

	Three Months Ended February 28,
	2023	2022
Numerator for earnings per common share:
Net earnings attributable to Jefferies Financial Group Inc.	$133,619	$327,447
Allocation of earnings to participating securities (1)	(528)	(1,976)
Net earnings attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	133,091	325,471
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(54)	39
Mandatorily redeemable convertible preferred share dividends	2,016	2,070
Net earnings attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$135,053	$327,580
Denominator for earnings per common share:
Weighted average common shares outstanding	227,543	241,963
Weighted average shares of restricted stock outstanding with future service required	(2,128)	(1,557)
Weighted average RSUs outstanding with no future service required	13,686	17,146
Denominator for basic earnings per common share – weighted average shares	239,101	257,552
Stock options and other share-based awards	2,303	1,892
Senior executive compensation plan RSU awards	2,917	2,686
Mandatorily redeemable convertible preferred shares	3,774	4,441
Denominator for diluted earnings per common share	248,095	266,571
Earnings per common share:
Basic	$0.56	$1.26
Diluted	$0.54	$1.23
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 676,000 and 1,571,000 for the three months ended February 28, 2023 and 2022, respectively. Dividends declared on participating securities were not material during the three months ended February 28, 2023 and 2022. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Note 18. Accumulated Other Comprehensive Income (Loss)
Activity in accumulated Other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Earnings. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	February 28, 2023	November 30, 2022
Net unrealized gains (losses) on available for sale securities	$(5,641)	$(5,892)
Net unrealized foreign exchange losses	(209,901)	(220,071)
Net unrealized losses related to instrument specific credit risk	(156,678)	(104,526)
Net minimum pension liability	(48,885)	(48,930)
Total accumulated other comprehensive loss	$(421,105)	$(379,419)

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Significant amounts reclassified out of accumulated other comprehensive income (loss) to net earnings are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Earnings
	Three Months Ended February 28,
	2023	2022
Net unrealized gains (losses) on instrument specific credit risk at fair value, net of income tax benefit of $83 and $7, respectively	$(246)	$(22)	Principal transactions revenues
Amortization of defined benefit pension plan actuarial losses, net of income tax benefit of $49 and $208, respectively	(397)	(590)	Compensation and benefits expenses. See Note 14, Benefit Plans for information included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022.
Total reclassifications for the period, net of tax	$(643)	$(612)

Note 19. Income Taxes
At February 28, 2023 and November 30, 2022, our total gross unrecognized tax benefits were $352.4 million and $350.0 million, respectively. At February 28, 2023 and November 30, 2022, we had interest accrued of approximately $118.0 million and $116.5 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $278.5 million and $276.5 million (net of Federal benefit) at February 28, 2023 and November 30, 2022, respectively. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Earnings.
We are currently under examination by a number of taxing jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2019
New York State	2001
New York City	2006
United Kingdom	2021
Germany	2017
Hong Kong	2017
India	2010
For the three months ended February 28, 2023, the provision for income taxes was $28.7 million, equating to an effective tax rate of 18.2%. For the three months ended February 28, 2022, the provision for income taxes was $64.4 million, equating to an effective tax rate of 16.4%.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 20. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at February 28, 2023 (in millions):

	Expected Maturity Date (fiscal years)
	2023	2024	2025 and 2026	2027 and 2028	2029 and Later	Maximum Payout
Equity commitments (1)	$9.4	$16.8	$84.2	$2.7	$155.3	$268.4
Loan commitments (1)	2.5	250.0	70.0	10.1	—	332.6
Loans purchase commitments (2)	2,290.1	—	—	—	—	2,290.1
Underwriting commitments	71.3	—	—	—	—	71.3
Forward starting reverse repos (3)	5,636.5	—	—	—	—	5,636.5
Forward starting repos (3)	3,606.4	—	—	—	—	3,606.4
Other unfunded commitments (1)	57.2	271.2	252.0	—	—	580.4
Total commitments	$11,673.4	$538.0	$406.2	$12.8	$155.3	$12,785.7
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at February 28, 2023, Jefferies had also entered into back-to-back committed sale contracts aggregating to $2.45 billion.
(3)At February 28, 2023, all forward starting securities purchased under agreements to resell and forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a director. At February 28, 2023, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.6 million.
Additionally, at February 28, 2023, we had other outstanding equity commitments to invest up to $206.5 million with strategic affiliates and $35.9 million to various other investments.
Loan Commitments. From time to time we make commitments to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 28, 2023, we had outstanding loan commitments of $80.1 million to clients and $2.5 million to a strategic affiliate.
Loan commitments outstanding at February 28, 2023 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
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
Other Unfunded Commitments. Other unfunded commitments include obligations in the form of revolving notes, warehouse financings and debt securities to provide financing to asset-backed and CLO vehicles. Upon advancing funds, drawn amounts are collateralized by the assets of an entity. Other unfunded commitments also include written put options to certain bondholders of an equity method investee.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 28, 2023 (in millions):

	Expected Maturity Date (Fiscal Years)
	2023	2024	2025 and 2026	2027 and 2028	2029 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$12,193.1	$5,935.0	$19,315.3	$850.5	$—	$38,293.9
Written derivative contracts—credit related	—	0.2	—	—	—	0.2
Total derivative contracts	$12,193.1	$5,935.2	$19,315.3	$850.5	$—	$38,294.1
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2023, the fair value of derivative contracts meeting the definition of a guarantee is approximately $788.5 million.
HomeFed. For real estate development projects, we are generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee a municipality satisfactory completion of a project. As the planned area is developed and the municipality accepts the improvements, the bonds are released. At February 28, 2023, the aggregate amount of infrastructure improvement bonds outstanding was $69.7 million.
Standby Letters of Credit. At February 28, 2023, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $57.6 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 21. Net Capital Requirements
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
Jefferies Financial Services, Inc. (“JFSI”) is a registered swap dealer subject to the CFTC’s regulatory capital requirements, is a registered security-based swap dealer with the SEC subject to the SEC’s security-based swap dealer regulatory rules and is approved by the SEC as an OTC derivatives dealer subject to compliance with the SEC’s net capital requirements. At February 28, 2023, JFSI is in compliance with these SEC and CFTC requirements. Additionally, JFSI is subject to the net capital requirements of the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.
At February 28, 2023, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,189,879	$1,086,665
JFSI	280,356	260,356
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the year ended November 30, 2022 and in connection with the merger of Jefferies Group LLC with and into Jefferies Financial Group Inc., we transferred substantially all of our legacy merchant banking investments to our Asset Management reportable segment. Certain other publicly traded equity investments related to investment banking relationships were transferred from our Merchant Banking reportable segment to our Investment Banking and Capital Markets reportable segment. In addition, there were certain investments that were held within the Investment Banking and Capital Markets reportable segment, which have been transferred to the Asset Management reportable segment. These investments are now managed by the respective segment managers and we have revised our reportable segment presentation accordingly. We believe that this reorganization of our segments better aligns the manner in which we manage our business activities and is in keeping with our fundamental long-term strategy of continuing to build out our investment banking effort, enhancing our capital markets businesses and further developing our Leucadia Asset Management alternative asset management platform as we continue to divest of significant portions of our legacy merchant banking portfolio. Additionally, corporate activities are now fully allocated to either the Investment Banking and Capital Markets reportable segment or the Asset Management reportable segment. Prior year amounts have been revised to conform to current segment reporting.
Our net revenues, non-interest expenses and earnings before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended February 28,
	2023	2022
Investment Banking and Capital Markets:
Net revenues	$1,207.3	$1,462.4
Non-interest expenses	1,035.1	1,058.8
Earnings before income taxes	172.2	403.6
Asset Management:
Net revenues	78.3	226.8
Non-interest expenses	90.4	240.0
Earnings (loss) before income taxes	(12.1)	(13.2)
Total of Reportable Business Segments:
Net revenues	1,285.6	1,689.2
Non-interest expenses	1,125.5	1,298.8
Earnings before income taxes	160.1	390.4
Reconciliation to consolidated amounts:
Net revenues	(2.1)	3.6
Non-interest expenses	—	1.7
Earnings (loss) before income taxes (1)	(2.1)	1.9
Total:
Net revenues	1,283.5	1,692.8
Non-interest expenses	1,125.5	1,300.5
Earnings before income taxes	$158.0	$392.3
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
The following table summarizes our total assets by reportable business segment (in millions):

	February 28, 2023	November 30, 2022
Investment Banking and Capital Markets	$46,947.2	$45,541.0
Asset Management	5,085.7	5,516.7
Total assets	$52,032.9	$51,057.7

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

	Three Months Ended February 28,
	2023	2022
Americas (1)	$982.3	$1,424.3
Europe and the Middle East (2)	217.9	226.2
Asia	83.3	42.3
Net revenues	$1,283.5	$1,692.8
(1)Substantially all relates to U.S. results.
(2)Substantially all relates to U.K. results.

Note 23. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At February 28, 2023 and November 30, 2022, we had $26.0 million and $17.7 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
•On January 13, 2023, our consolidated subsidiary, Vitesse Energy, issued shares measured at a total consideration of $30.6 million in exchange for acquiring all of the outstanding capital interests of Vitesse Oil, which was controlled by JCP Fund V. We provided investment banking services to Vitesse Energy and recognized revenue of $3.0 million for the three months ended February 28, 2023, included within Investment banking revenues in our Consolidated Statements of Earnings. See Note 1, Organization and Basis of Presentation, for additional details related to the Vitesse Energy distribution.
See Note 8, Variable Interest Entities, and Note 20, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
See Note 9, Investments, for further information on transactions with our equity method investees.

JEFFERIES FINANCIAL GROUP INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:
•the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2022 and filed with the Securities and Exchange Commission (“SEC”) on January 27, 2023;
•the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein;
•the discussion of our risk management policies, procedures and methodologies contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” herein;
•the consolidated financial statements and notes to the consolidated financial statements contained in this report; and
•cautionary statements we make in our public documents, reports and announcements.
Any forward looking statement speaks only as of the date on which that statement is made. We undertake no obligation to update any forward looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by applicable law.
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2022.

JEFFERIES FINANCIAL GROUP INC.
Consolidated Results of Operations
Jefferies Group LLC Merger into Jefferies Financial Group Inc.
On November 1, 2022, we merged Jefferies Group LLC with and into Jefferies Financial Group Inc. In connection with the merger, we have reclassified the presentation of certain line items within our Consolidated Statements of Earnings to streamline our financial statements and better align the presentation of our firm with our strategy of building our investment banking and capital markets and asset management businesses. Prior year amounts have been revised to conform to these reclassification and presentation changes to current year reporting. Refer to Note 1, Organization and Basis of Presentation, for additional information related to these reclassification and presentation changes.
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended February 28,
	2023	2022	% Change
Net revenues	$1,283,492	$1,692,842	(24.2)%
Non-interest expenses	1,125,474	1,300,510	(13.5)%
Earnings before income taxes	158,018	392,332	(59.7)%
Income tax expense	28,694	64,357	(55.4)%
Net earnings	129,324	327,975	(60.6)%
Net losses attributable to noncontrolling interests	(6,055)	(969)	524.9%
Net losses attributable to redeemable noncontrolling interests	(256)	(573)	(55.3)%
Preferred stock dividends	2,016	2,070	(2.6)%
Net earnings attributable to Jefferies Financial Group Inc.	133,619	327,447	(59.2)%
Effective tax rate	18.2%	16.4%

Executive Summary
Three Months Ended February 28, 2023
Consolidated Results
•Net revenues for the three months ended February 28, 2023 were $1.28 billion, down 24.2% compared with $1.69 billion for the three months ended February 28, 2022, primarily reflecting lower investment banking net revenues, as well as substantially lower merchant banking revenues within our asset management segment primarily due to the sale of Idaho Timber in the third quarter of 2022, partially offset by higher fixed income and equities net revenues.
•Earnings before income taxes of $158.0 million were 59.7% lower than that of the prior year comparable quarter.
•Net earnings attributable to Jefferies Financial Group Inc. of $133.6 million were 59.2% lower than that of the prior year comparable quarter.
Business Results
•Our investment banking net revenues were $567.9 million for the three months ended February 28, 2023, compared with $982.5 million in the prior year comparable quarter. Advisory revenues were $297.2 million, down 45.3%, as overall mergers and acquisitions activity significantly declined, while our market position remained strong. Underwriting revenues of $205.6 million were down over the prior year comparable quarter, also consistent with the reduction in industry-wide deal activity.
•Our equities net revenues of $308.7 million for the three months ended February 28, 2023 were 11.4% higher than those of the prior year comparable quarter, with increased results in our convertibles and cash equity businesses.
•Our fixed income net revenues of $330.7 million were up 63.1% compared to the prior year comparable quarter, reflecting strong results in our credit trading businesses.
•Overall revenues in our asset management business were $78.3 million, compared with $226.8 million in the prior year comparable quarter. This decrease is substantially due to the reduction in our merchant banking activities within our asset management segment as a result of the sale of Idaho Timber in the third quarter of 2022 offset by asset management fees and investment return which were higher on improved performance from certain of our strategies.

JEFFERIES FINANCIAL GROUP INC.
Non-interest Expenses
•Non-interest expenses were $1.13 billion for the three months ended February 28, 2023, a decrease of 13.5%, compared with non-interest expenses of $1.30 billion for the prior year comparable quarter. The decrease is primarily due to lower compensation and benefits expense, generally in line with the decline in net revenues in our Investment Banking and Capital Markets segment and a decrease in cost of sales as a result of the sale of Idaho Timber in the third quarter of 2022.
•Compensation and benefits expense for the three months ended February 28, 2023 was $703.1 million, a decrease of $87.7 million, or 11.1%, from the prior year comparable quarter. Compensation and benefits expense as a percentage of Net revenues was 54.8% for the three months ended February 28, 2023, compared with 46.7% in the prior year comparable quarter and 43.3% for the year ended November 30, 2022.
•Overall non-interest expenses for the three months ended February 28, 2023 decreased compared with prior year comparable quarter as a result of increases in Floor brokerage and clearing expenses, technology and communications expenses and business and development expenses, which were partially offset by a decline in underwriting expenses.
Headcount
•At February 28, 2023, we had 5,401 employees globally, a decrease of 224 employees from our headcount of 5,625 at February 28, 2022. Our headcount decreased as a result of the sale of our wholly-owned subsidiary, Idaho Timber, and the spin-off of Vitesse Energy. The decrease was partially offset by growth in our investment banking headcount, as well as additions in technology and other corporate services staff to support our growth and strategic priorities.

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

JEFFERIES FINANCIAL GROUP INC.
The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended February 28,
	2023		2022
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$297,178	23.2%	$543,769	32.1%	(45.3)%
Equity underwriting	125,445	9.8	156,100	9.2	(19.6)%
Debt underwriting	80,175	6.2	245,178	14.5	(67.3)%
Total underwriting	205,620	16.0	401,278	23.7	(48.8)%
Other investment banking	65,132	5.1	37,470	2.2	73.8%
Total Investment Banking	567,930	44.3	982,517	58.0	(42.2)%
Equities	308,661	24.0	277,047	16.4	11.4%
Fixed income	330,700	25.8	202,801	12.0	63.1%
Total Capital Markets	639,361	49.8	479,848	28.4	33.2%
Total Investment Banking and Capital Markets (1)	1,207,291	94.1	1,462,365	86.4	(17.4)%
Asset management fees and revenues	39,097	3.0	44,502	2.6	(12.1)%
Investment return (2)	31,033	2.4	8,889	0.5	249.1%
Merchant banking	11,608	0.9	185,791	11.0	(93.8)%
Allocated net interest (2)	(3,442)	0.7	(12,350)	(0.7)	(72.1)%
Total Asset Management	78,296	6.1	226,832	13.4	(65.5)%
Other	(2,095)	(0.2)	3,645	0.2	N/M
Net revenues	$1,283,492	100.0%	$1,692,842	100.0%	(24.2)%
N/M — Not Meaningful
(1)Allocated net interest is not separately disaggregated for Investment Banking and Capital Markets. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.
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

JEFFERIES FINANCIAL GROUP INC.
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
•our 44.5% share of net earnings from our commercial real estate joint venture, Berkadia (which include commercial mortgage origination and servicing);
•Foursight, our wholly-owned subsidiary engaged in the lending and servicing of automobile loans; and
•securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended February 28,
	2023	2022	% Change
Advisory	$297,178	$543,769	(45.3)%
Equity underwriting	125,445	156,100	(19.6)%
Debt underwriting	80,175	245,178	(67.3)%
Total underwriting	205,620	401,278	(48.8)%
Other investment banking	65,132	37,470	73.8%
Total investment banking	$567,930	$982,517	(42.2)%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed		Aggregate Value
	Three Months Ended February 28,		Three Months Ended February 28,
	2023	2022	2023	2022
Advisory transactions	73	132	$56.3	$138.8
Public and private equity and convertible offerings	36	47	5.3	12.1
Public and private debt financings	121	176	43.6	88.1
Three Months Ended February 28, 2023
•Investment banking revenues for the three months ended February 28, 2023 were $567.9 million, compared with $982.5 million for the three months ended February 28, 2022 consistent with the reduction in industry-wide deal activity.
•Our advisory revenues were $297.2 million, down 45.3% compared to the prior year comparable quarter, as deal volume and deal value across most sectors in the global mergers and acquisitions markets declined while we have continued to maintain our market share momentum.
•Total underwriting revenues for the three months ended February 28, 2023 were $205.6 million, a decrease of 48.8% from $401.3 million in the prior year comparable quarter, reflecting lower net revenues of $125.4 million in equity underwriting and lower net revenues of $80.2 million in debt underwriting. The decline in our equity and debt underwriting net revenues are consistent with a general slowdown in new issuance as a result of uncertain economic and market conditions due to inflation, rising interest rates and market volatility.

JEFFERIES FINANCIAL GROUP INC.
•Other investment banking net revenues were $65.1 million for the three months ended February 28, 2023, compared with net revenues of $37.5 million for the three months ended February 28, 2022. During the three months ended February 28, 2023, we recognized gains on various private equity positions and derivative transactions related to our investment banking activities. Revenues from our share of the net earnings of our Berkadia joint venture were impacted as Berkadia experienced a decline in mortgage origination volumes and origination fees declined. The results from our share of the net earnings of our Jefferies Finance joint venture declined given the limited origination activity in the leveraged finance markets and higher interest expenses. Revenues from our automobile lending and servicing business were relatively consistent as compared to the prior year comparable quarter as servicing fee revenues continued to increase partially offset by an increase in interest expense.
•Our investment banking backlog is consistent with the levels as of November 30, 2022, but execution remains dependent on market conditions. As an indicator of net revenues in a given future period, backlog snapshots are subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
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
Three Months Ended February 28, 2023
•Total equities net revenues were $308.7 million for the three months ended February 28, 2023, an increase of 11.4% from net revenues of $277.0 million recorded for the prior year comparable quarter.
•Results in our global convertible business were significantly higher for the three months ended February 28, 2023, as compared to the prior year comparable quarter as more favorable market conditions for this asset class led to increased primary issuance and secondary trading. In addition, the net revenues of our global cash equities improved on stronger client flow. We also recognized gains in the quarter on certain equity block trades and trading revenues from other principal strategies. Equity derivatives generated lower revenues for the three months ended February 28, 2023, as compared to the prior year comparable quarter given the difficult trading environment highlighted by reduced volatility and reduced trading volumes.
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
Three Months Ended February 28, 2023
•Fixed income net revenues totaled $330.7 million for the three months ended February 28, 2023, an increase of 63.1% from net revenues of $202.8 million for the three months ended February 28, 2022, primarily reflecting exceptionally strong results in many of our credit trading businesses. Our Fixed Income businesses broadly performed better during the first quarter of 2023 as compared to the extremely difficult market environment in the first quarter of 2022.

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
•investment income from our capital invested in and managed by us and our affiliated asset managers; and
•revenues from investments held in our merchant banking portfolio, including consolidated operations from real estate development activities, oil and gas activities and timber manufacturing (until the sale of Idaho Timber during the third quarter of 2022 and our spin-off of Vitesse Energy in the first quarter of 2023).
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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended February 28,
	2023	2022	% Change
Asset management fees:
Equities	$1,606	$5,290	(69.6)%
Multi-asset	16,151	7,279	121.9%
Total asset management fees	17,757	12,569	41.3%
Revenue from strategic affiliates (1)	21,340	31,933	(33.2)%
Total asset management fees and revenues	39,097	44,502	(12.1)%
Investment return	31,033	8,889	249.1%
Merchant banking	11,608	185,791	(93.8)%
Allocated net interest	(3,442)	(12,350)	(72.1)%
Total Asset Management	$78,296	$226,832	(65.5)%
(1)    These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended February 28, 2023
•Total asset management net revenues in the three months ended February 28, 2023, were $78.3 million, compared with $226.8 million in the prior year comparable quarter. Total asset management fees and revenues in the three months ended February 28, 2023 were $39.1 million, compared with $44.5 million in the prior year comparable quarter reflecting higher management and performance fees on funds managed by us offset by a decline in performance and similar fees and revenues earned through our strategic affiliates.
•Our investment return in the three months ended February 28, 2023 was $31.0 million, compared with $8.9 million in the prior year comparable quarter, as performance from our Asian-focused strategies generated improved returns, partially offset by weaker performance in certain equity funds.

JEFFERIES FINANCIAL GROUP INC.
•Revenues from merchant banking assets managed within our Asset Management business were $11.6 million, compared with $185.8 million in the prior year comparable quarter, which include manufacturing revenues of $141.1 million from Idaho Timber, which was sold during the third quarter of 2022. Revenues from our merchant banking activities for the three months ended February 28, 2023, include net unrealized gains on capital invested by us in various public and private companies that are managed as part of our asset management strategy as compared to net unrealized losses in the prior year comparable quarter. These revenues were partially offset by an impairment recognized on an equity method investment.
Assets under Management
We and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $30.8 billion and $29.1 billion at February 28, 2023 and November 30, 2022, respectively. Net asset value or net asset value equivalent assets under management are composed of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:
•Net asset values of investments made by us in funds or separately managed accounts were $3.0 billion at February 28, 2023 and $2.6 billion at November 30, 2022. We invest in certain strategies using our own capital often before opening a strategy to outside capital. The net asset values include our capital of $1.7 billion at February 28, 2023 and $1.5 billion at November 30, 2022 plus amounts financed of $1.3 billion at February 28, 2023 and $0.9 billion at November 30, 2022. Revenues related to the investments made by us are presented in Investment return within the results of our asset management businesses.
•The assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $26.3 billion at February 28, 2023 and $25.2 billion at November 30, 2022. Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.
•Third-party investments actively managed by our wholly-owned managers were $1.5 billion at February 28, 2023 and $1.3 billion at November 30, 2022. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Period-end assets under management by predominant asset class were as follows (in millions):

	February 28, 2023	November 30, 2022
Assets under management:
Equities	$284	$274
Multi-asset	1,241	974
Total	$1,525	$1,248
Change in assets under management were as follows (in millions):

	Three Months Ended February 28,
	2023	2022
Asset under management:
Balance, beginning of period	$1,248	$831
Net cash inflows	248	157
Net market appreciation (depreciation)	29	4
Balance, end of period	$1,525	$992
Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which “Regulatory Assets Under Management” is reported to the SEC on Form ADV.

JEFFERIES FINANCIAL GROUP INC.
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

	February 28, 2023	November 30, 2022
Jefferies Financial Group Inc.; as manager:
Fund investments (1)	$167,281	$182,792
Separately managed accounts (2)	179,830	129,430
Total	$347,111	$312,222
Strategic affiliates; as manager:
Fund investments (1)	$1,051,045	$1,022,029
Separately managed accounts (2)	307,279	214,387
Investments in asset managers	47,831	52,357
Total	$1,406,155	$1,288,773
Total asset management investments	$1,753,266	$1,600,995
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At February 28, 2023 and November 30, 2022, $45.3 million and $9.7 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
(2)Where we have investments in a separately managed account, the assets and liabilities of such account are presented in our consolidated financial statements within each respective line item.
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

JEFFERIES FINANCIAL GROUP INC.
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended February 28,
	2023	2022	% Change
Compensation and benefits	$703,058	$790,752	(11.1)%
Floor brokerage and clearing fees	80,474	83,961	(4.2)%
Underwriting costs	13,207	8,128	62.5%
Technology and communications	113,385	107,016	6.0%
Occupancy and equipment rental	27,315	26,965	1.3%
Business development	36,838	26,872	37.1%
Professional services	62,161	52,742	17.9%
Depreciation and amortization	33,292	45,937	(27.5)%
Cost of sales	2,168	95,671	(97.7)%
Other	53,576	62,466	(14.2)%
Total non-interest expenses	$1,125,474	$1,300,510	(13.5)%
Total Non-interest Expenses
•Non-interest expenses were $1.13 billion for three months ended February 28, 2023, a decrease 13.5%, compared with $1.30 billion for the prior year comparable quarter. The decrease is primarily due to lower compensation and benefits expense, generally in line with the decline in net revenues in our Investment Banking and Capital Markets segment and a decrease in cost of sales given the sale of Idaho Timber in the third quarter of 2022.
Compensation and Benefits
•Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation and share-based awards and the amortization of share-based and cash compensation awards to employees.
•Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded during the year of the award. Compensation and benefits expense includes amortization expense associated with these awards to the extent vesting is contingent on future service. In addition, certain awards to our Chief Executive Officer and our President contain market and performance conditions and the awards are amortized over their service periods.
•Compensation and benefits expense was $703.1 million and $790.8 million for the three months ended February 28, 2023 and 2022, respectively, which is consistent with the decrease in our net revenues in our Investment Banking and Capital Markets segment. A significant portion of our compensation expense is highly variable with net revenues.
•Compensation and benefits expense as a percentage of Net revenues was 54.8% and 46.7% for the three months ended February 28, 2023 and 2022, respectively.
•Compensation expense related to the amortization of share- and cash-based awards amounted to $81.3 million and $41.7 million for the three months ended February 28, 2023 and 2022, respectively.
•Employee headcount was 5,401 at February 28, 2023, a decrease of 224 employees from our headcount of 5,625 at February 28, 2022. Our headcount decreased as a result of the sale of our wholly-owned subsidiary, Idaho Timber, and the spin-off of Vitesse Energy. The decrease was partially offset by growth in our investment banking headcount, as well as additions in technology and other corporate services staff to support our growth and strategic priorities.
•Refer to Note 13, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.

JEFFERIES FINANCIAL GROUP INC.
Non-interest Expenses (Excluding Compensation and Benefits)
•Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues was 32.9% and 30.1% for the three months ended February 28, 2023 and 2022, respectively, demonstrating the operating leverage inherent in our business and was impacted by the following:
◦Technology and communication expenses were higher related to the development of various trading and management systems and increased market data costs.
◦Business development expenses were higher as business travel, conferences and other events increased from the prior year comparable quarter, resuming on a more steady basis from levels of the most recent years.
◦Professional services expenses were higher primarily on increased transaction related legal fees as well as consulting fees related to corporate risk and technology initiatives.
◦Cost of sales were lower reflecting the sale of Idaho Timber.
Income Taxes
•For the three months ended February 28, 2023 and 2022, the provision for income taxes was $28.7 million and $64.4 million, respectively, equating to an effective tax rate of 18.2% and 16.4%, respectively.
•The increase in the effective tax rate for the three months ended February 28, 2023, as compared to the prior year comparable quarter, is primarily due to the recognition of a smaller excess tax benefit on restricted stock units distributed in the first quarter of 2023 than the prior year comparable quarter.
•Refer to Note 19, Income Taxes, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on income taxes.
Accounting Developments
There are no accounting standard updates, except as discussed in Note 3, Accounting Developments, in our consolidated financial statement included in this quarterly report on Form 10-Q, which we have either determined are applicable or expected to have a material impact on our consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
Critical Accounting Policies
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
For further discussions of the following significant accounting policies and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022.
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
Fair value is a market-based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments categorized within Level 3 of the fair value hierarchy involves the greatest extent of management judgment. (See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022 and Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)
For information on the composition of our Financial instruments owned and Financial instruments sold, not yet purchased recorded at fair value and the composition of activity of our Level 3 assets and Level 3 liabilities, see Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

JEFFERIES FINANCIAL GROUP INC.
Income Taxes
Significant judgment is required in estimating our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In determining the provision for income taxes, we must make judgments and interpretations about how to apply inherently complex tax laws to numerous transactions and business events. In addition, we must make estimates about the amount, timing and geographic mix of future taxable income, which includes various tax planning strategies to utilize tax attributes and deferred tax assets before they expire.
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
In the first quarter of 2023, we performed a valuation of our equity method investment in Golden Queen as forecasts of the expected future production of gold and silver from its mine had declined from previous periods. Our estimate of fair value was based on a discounted cash flow analysis, which included management’s projections of future Golden Queen cash flows and a discount rate of 11.0%. The estimated fair value of our investment in Golden Queen was $24.2 million, which was $22.1 million lower than our prior carrying value at November 30, 2022. As a result, an impairment loss of $22.1 million was recorded in Other income in the Consolidated Statement of Earnings for the three months ended February 28, 2023.
Goodwill
At February 28, 2023, Goodwill recorded in our Consolidated Statement of Financial Condition is $1.74 billion (3.3% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022 and Note 11, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date for a substantial portion of our reporting units is August 1 and November 30 for other identified reporting units. The results of our annual tests did not indicate any goodwill impairment.

JEFFERIES FINANCIAL GROUP INC.
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
The carrying values of goodwill by reporting unit at February 28, 2023 are as follows: $722.3 million in Investment Banking, $254.8 million in Equities and Wealth Management, $575.6 million in Fixed Income, $143.0 million in Asset Management and $40.2 million attributed to various individual legacy merchant banking investments.

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
In keeping with our strategy of returning excess liquidity to shareholders, during the three months ended February 28, 2023, we returned an aggregate of $704.5 million to shareholders primarily in the form of $68.8 million in cash dividends, the repurchase of 2.6 million common shares for a total of $97.9 million at a weighted average price of $38.01 per share, and on January 13, 2023, we distributed our ownership interests in Vitesse Energy on a tax-free pro rata basis to all shareholders, resulting in a distribution of capital of $527.0 million.
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

JEFFERIES FINANCIAL GROUP INC.
The following table provides detail on selected balance sheet items (dollars in millions):

	February 28, 2023	November 30, 2022	% Change
Total assets	$52,032.9	$51,057.7	1.9%
Cash and cash equivalents	7,508.5	9,703.1	(22.6)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,014.9	957.3	6.0%
Financial instruments owned	21,083.0	18,666.3	12.9%
Financial instruments sold, not yet purchased	11,038.1	11,056.5	(0.2)%
Total Level 3 assets	819.2	791.5	3.5%
Securities borrowed	$7,620.1	$5,831.1	30.7%
Securities purchased under agreements to resell	3,379.7	4,546.7	(25.7)%
Total securities borrowed and securities purchased under agreements to resell	$10,999.8	$10,377.8	6.0%
Securities loaned	$1,551.1	$1,366.0	13.6%
Securities sold under agreements to repurchase	8,933.9	7,452.3	19.9%
Total securities loaned and securities sold under agreements to repurchase	$10,485.0	$8,818.3	18.9%
Total assets at February 28, 2023 and November 30, 2022 were $52.03 billion and $51.06 billion, respectively, an increase of 1.9%. During the three months ended February 28, 2023, average total assets were approximately 13.3% higher than total assets at February 28, 2023.
Our total Financial instruments owned inventory was $21.08 billion at February 28, 2023, an increase of 12.9%, from $18.67 billion at November 30, 2022. During the three months ended February 28, 2023, our total Financial instruments owned inventory increased primarily due to increases in government and federal agency securities, corporate debt securities and corporate equity securities, partially offset by a decrease in municipal securities. Financial instruments sold, not yet purchased inventory was $11.04 billion at February 28, 2023, a decrease of 0.2% from $11.06 billion at November 30, 2022, with the decrease primarily driven by decreases in government and federal agency securities and sovereign obligations, partially offset by increases in corporate debt securities. Our overall net inventory position was $10.04 billion and $7.61 billion at February 28, 2023 and November 30, 2022, respectively, with the increase primarily due to increases in government and federal agency securities and corporate equity securities, partially offset by a decrease in municipal securities. Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned decreased to 3.9% at February 28, 2023 from 4.2% at November 30, 2022. The percentage decrease is primarily related to an increase in total Financial instruments owned as a result of customer flows for government and federal agency securities.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities financing assets and liabilities increase or decrease from period to period depending on fluctuations in the level of our client activity and the level of our own trading activity. Our average month end balance of total reverse repos and stock borrows during the three months ended February 28, 2023 were 35.5% higher than the February 28, 2023 balance. Our average month end balances of total repos and stock loans during the three months ended February 28, 2023 were 31.3% higher than the February 28, 2023 balance.

JEFFERIES FINANCIAL GROUP INC.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Three Months Ended February 28, 2023	Year Ended November 30, 2022
Securities Purchased Under Agreements to Resell:
Period end	$3,380	$4,547
Month end average	6,369	7,489
Maximum month end	8,331	10,428
Securities Sold Under Agreements to Repurchase:
Period end	$8,934	$7,452
Month end average	11,889	11,738
Maximum month end	15,022	17,417
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Financial Group Inc. common shareholders’ equity and tangible Jefferies Financial Group Inc. common shareholders’ equity with the resulting leverage ratios (dollars in thousands):

	February 28, 2023	November 30, 2022
Total assets	$52,032,943	$51,057,683
Total equity	$9,811,429	$10,295,479
Total Jefferies Financial Group Inc. common shareholders’ equity	$9,755,244	$10,232,846
Deduct: Goodwill and intangible assets	(1,872,850)	(1,875,576)
Tangible Jefferies Financial Group Inc. common shareholders’ equity	$7,882,394	$8,357,270
Leverage ratio (1)	5.3	5.0
Tangible gross leverage ratio (2)	6.4	5.9
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $16.87 billion at February 28, 2023 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 28, 2023, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES FINANCIAL GROUP INC.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	February 28, 2023	Average Balance Three Months Ended February 28, 2023 (1)	November 30, 2022
Cash and cash equivalents:
Cash in banks	$2,125,786	$3,576,575	$2,541,021
Money market investments (2)	5,382,722	4,511,179	7,162,088
Total cash and cash equivalents	7,508,508	8,087,754	9,703,109
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,724,858	1,766,400	1,417,177
Other (4)	488,225	618,341	520,714
Total other sources	2,213,083	2,384,741	1,937,891
Total cash and cash equivalents and other liquidity sources	$9,721,591	$10,472,495	$11,641,000
Total cash and cash equivalents and other liquidity sources as % of Total assets	18.7%		22.8%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	19.4%		23.7%
(1)Average balances are calculated based on weekly balances.
(2)At February 28, 2023 and November 30, 2022, $5.34 billion and $7.14 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $41.7 million at both February 28, 2023 and November 30, 2022 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended February 28, 2023 was $4.49 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 28, 2023, we had the ability to readily obtain repurchase financing for 77.7% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

JEFFERIES FINANCIAL GROUP INC.
The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 28, 2023 and November 30, 2022 (in thousands):

	February 28, 2023		November 30, 2022
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$3,583,849	$663,018	$3,040,844	$846,520
Corporate debt securities	3,530,762	110,412	3,215,807	34,405
U.S. government, agency and municipal securities	5,148,885	149,564	4,032,215	59,909
Other sovereign obligations	1,477,273	1,035,179	1,679,573	803,738
Agency mortgage-backed securities (1)	2,474,913	—	2,514,773	—
Loans and other receivables	161,206	—	111,681	—
Total	$16,376,888	$1,958,173	$14,594,893	$1,744,572
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. At February 28, 2023, approximately 67.0% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. During the three months ended February 28, 2023, an average of approximately 72.9% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months at February 28, 2023.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At February 28, 2023, short-term borrowings, which must be repaid within one year or less, totaled $477.8 million and include bank loans, overdrafts, borrowings under revolving credit facilities, a floating rate puttable and a fixed rate callable note. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $520.0 million for three months ended February 28, 2023.

JEFFERIES FINANCIAL GROUP INC.
At February 28, 2023 and November 30, 2022, our borrowings under credit facilities classified within bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $465.0 million and $517.0 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At February 28, 2023, we were in compliance with all covenants under these credit facilities.
For additional details on our short-term borrowings, refer to Note 14, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under this program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At February 28, 2023, the outstanding notes totaled $1.20 billion, bear interest at a spread over the London Interbank Offered Rate (“LIBOR”) and mature from March 2023 to July 2025.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At February 28, 2023 and November 30, 2022, we had total long-term capital of $16.87 billion and $17.49 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.72:1 and 0.69:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at February 28, 2023 and November 30, 2022 was as follows (in thousands):

	February 28, 2023	November 30, 2022
Unsecured Long-Term Debt (1)	$7,055,110	$7,065,663
Total Mezzanine Equity	1,802	131,461
Total Equity	9,811,429	10,295,479
Total Long-Term Capital	$16,868,341	$17,492,603
(1)The amounts at February 28, 2023 and November 30, 2022 exclude our secured long-term debt. The amounts at February 28, 2023 and November 30, 2022, exclude $385.5 million and $393.0 million, respectively, of our 5.500% Senior Notes, as these notes mature on October 18, 2023. The amounts at February 28, 2023 and November 30, 2022, also exclude $19.9 million and $13.2 million, respectively, of structured notes that mature within one year.
Long-Term Debt
During the three months ended February 28, 2023, long-term debt decreased by $148.5 million to $8.63 billion at February 28, 2023, as presented in our Consolidated Statements of Financial Condition, primarily due to $120.2 million of net repayments related to our secured credit facilities and unsecured long-term debt, a decrease of $46.2 million as a result of the Vitesse Energy spin-off and $26.2 million of gains on certain of our senior notes associated with interest rate swaps based on their designation as fair value hedges, partially offset by $25.7 million of losses related to fair value changes of our unsecured structured notes. At February 28, 2023, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at February 28, 2023 was $1.61 billion.
At February 28, 2023 and November 30, 2022, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statement of Financial Condition amounted to $775.1 million and $933.5 million, respectively. Interest on these credit facilities are based on adjusted LIBOR rates, Secured Overnight Financing Rate ("SOFR") plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At February 28, 2023, we were in compliance with all covenants under these credit facilities except for one facility secured by automobile loans for which technical covenant violations have occurred that are in the process of being resolved with the lenders. There was no amount outstanding under this facility at February 28, 2023.

JEFFERIES FINANCIAL GROUP INC.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At February 28, 2023, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At February 28, 2023, we were in compliance with all covenants under the Secured Bank Loan.
HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act ("EB-5 Program"). This debt is secured by certain real estate of HomeFed. At February 28, 2023, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's EB-5 Program debt matures in 2024 through 2026.
At February 28, 2023, HomeFed has construction loans with an aggregate committed amount of $101.9 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loans bears interest based on the 30-day LIBOR or the SOFR, plus spreads of 2.15% to 3.00%, subject to adjustment on the first of each calendar month. At February 28, 2023, the weighted average interest rate on these loans was 7.26%. The loans mature between October 2023 and May 2024 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At February 28, 2023 and November 30, 2022, $81.5 million and $57.0 million, respectively, was outstanding under the construction loan agreements.
At February 28, 2023, our unsecured long-term debt has a weighted average maturity of approximately 9.3 years.
For further information, see Note 15, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our long-term debt ratings at February 28, 2023 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa2	Stable
Standard and Poor’s	BBB	Stable
Fitch Ratings (1)	BBB	Positive
At February 28, 2023, the long-term debt ratings on our principal subsidiaries, Jefferies LLC, Jefferies International Limited (a U.K. broker-dealer) and Jefferies GmbH are as follows:

	Jefferies LLC		Jefferies International Limited		Jefferies GmbH
	Rating	Outlook	Rating	Outlook	Rating	Outlook
Moody’s	Baa1	Stable	Baa1	Stable	Baa1	Stable
Standard and Poor’s	BBB+	Stable	BBB+	Stable	BBB+	Stable
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2023, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $67.0 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.

JEFFERIES FINANCIAL GROUP INC.
Equity Capital
At February 28, 2023, we had 600,000,000 authorized shares of common stock with a par value of $1.00 per share. At February 28, 2023, we had outstanding 233,527,703 common shares, 15,221,987 share-based awards that do not require the holder to pay any exercise price and 5,074,740 stock options that require the holder to pay a weighted average exercise price of $22.69 per share. The 15,221,987 share-based awards include the target number of shares under the senior executive award plan until the performance period is complete.
During the three months ended February 28, 2023, we distributed all of our ownership interests in Vitesse Energy on a tax-free pro rata basis to all of our shareholders, resulting in a distribution of capital of $527.0 million. In addition, during the three months ended February 28, 2023, $125.0 million of mandatorily redeemable convertible preferred shares were converted to 4,654,362 common shares.
The Board of Directors has authorized the repurchase of common stock under a share repurchase program. Additionally, Treasury stock repurchases include repurchases of common stock for net-share withholding under our equity compensation plan.
The table below presents information about common stock repurchases pursuant to the share repurchase program during the three months ended February 28, 2023 (in thousands, except share and per share amounts):

Three Months Ended February 28, 2023
Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	—
Approximate Dollar Value of Shares Purchased	$—
Average Share Price of Shares Purchased	$—
At February 28, 2023, we had $250.0 million remaining authorization of future repurchases.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. One of our subsidiaries, Jefferies Financial Services, Inc. (“JFSI”), a registered swap dealer, is subject to the CFTC’s regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI is registered as a security-based swap dealer with the SEC and is subject to the SEC’s security-based swap dealer regulatory rules. Further, JFSI is registered with the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC’s net capital requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the NFA, as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.
At February 28, 2023, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,189,879	$1,086,665
JFSI	$280,356	$260,356
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

JEFFERIES FINANCIAL GROUP INC.
Other Developments
In February 2022, Russia invaded Ukraine. Following Russia’s invasion, the U.S., the U.K., and the European Union governments, among others, developed coordinated financial and economic sanctions targeting Russia that, in various ways, constrain transactions with numerous Russian entities, including major Russian banks and individuals; transactions in Russian sovereign debt; and investment, trade and financing to, from, or in certain regions of Ukraine. We do not have any operations in Russia or any clients with significant Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia. We continue to monitor the status of trading and the credit risk of our counterparties and we believe that any loss we might incur will be immaterial.
The publication of the one-week and two-month U.S. Dollar LIBOR maturities and all non-U.S. Dollar LIBOR maturities ceased on January 1, 2022, and the remaining U.S. Dollar LIBOR maturities will cease immediately after June 30, 2023. We are a counterparty to a number of LIBOR-based contracts composed primarily of cleared derivative contracts and floating rate notes. We continue to make progress with our transition program to orderly transition from Interbank Offered Rates to alternative reference rates in accordance with applicable law and industry timelines, which includes a policy that limits new agreements that reference U.S. Dollar LIBOR or non-U.S Dollar LIBOR, except as permitted under certain circumstances. Our transition plan is designed to enable operational readiness and robust risk management and we are taking steps to update operational processes, models and contracts for any changes that may be required as well as reduce our overall exposure to LIBOR.
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
In the normal course of business we engage in other off balance-sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022 and Note 4, Fair Value Disclosures, and Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Governance and Risk Management Structure
For a discussion of our governance and risk management structure and our risk management framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended November 30, 2022.
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

JEFFERIES FINANCIAL GROUP INC.
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
The table below shows firmwide VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Firmwide VaR (1)
	VaR at February 28, 2023				VaR at November 30, 2022
		Daily VaR for the Three Months Ended February 28, 2023				Daily VaR for the Three Months Ended November 30, 2022
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$7.72	$6.32	$9.16	$4.31	$6.26	$7.59	$9.01	$5.98
Equity Prices	13.31	9.57	13.39	6.53	7.91	5.42	7.99	3.55
Currency Rates	0.37	0.25	0.37	0.22	0.22	0.23	0.32	0.02
Commodity Prices	0.15	0.15	0.32	0.07	0.09	0.16	0.26	0.09
Diversification Effect (2)	(3.85)	(3.44)	N/A	N/A	(3.12)	(2.78)	N/A	N/A
Firmwide VaR (3)	$17.70	$12.85	$19.93	$9.12	$11.36	$10.62	$12.24	$8.84
(1)For the firmwide VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.
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

JEFFERIES FINANCIAL GROUP INC.
The table below shows VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Capital Markets VaR (1)
	VaR at February 28, 2023				VaR at November 30, 2022
		Daily VaR for the Three Months Ended February 28, 2023				Daily VaR for the Three Months Ended November 30, 2022
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$6.97	$5.82	$8.29	$4.01	$6.01	$6.82	$8.63	$5.58
Equity Prices	6.26	7.99	10.68	5.75	8.09	6.49	8.40	4.81
Currency Rates	0.02	0.02	0.17	0.01	0.01	0.01	0.03	—
Commodity Prices	—	0.20	0.20	0.20	—	0.02	0.02	0.02
Diversification Effect (2)	(2.57)	(4.81)	N/A	N/A	(2.48)	(4.11)	N/A	N/A
Capital Markets VaR (3)	$10.68	$9.22	$11.94	$7.35	$11.63	$9.23	$11.63	$7.87
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
Our average daily firmwide VaR increased to $12.85 million for the three months ended February 28, 2023 from $10.62 million for the three months ended November 30, 2022. The increase was primarily due to increased equity exposure. Our average daily capital markets VaR remained relatively consistent as trading desks continued to maintain low risk exposures given the market environment.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 28, 2023, there were zero days when the aggregate net trading loss exceeded the 95% one day VaR.

JEFFERIES FINANCIAL GROUP INC.
The chart below shows our daily firmwide VaR and capital markets VaR over the last four quarters. The VaR increase in early March 2022 was driven by higher equity exposure which was subsequently reduced. VaR trended lower from June 2022 to mid July 2022 driven by defensive positioning. The temporary increase in VaR in mid-July 2022 was driven by a block trade which was subsequently reduced. VaR in the first quarter of 2023 steadily increased driven by higher equity exposure mainly related to our asset management activities.
Daily Net Trading Revenue
There were three days with firmwide trading losses out of a total of 60 trading days in the three months ended February 28, 2023. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended February 28, 2023 (in millions):

JEFFERIES FINANCIAL GROUP INC.
Other Risk Measures
Sensitivity analysis is viewed as the most appropriate measure of risks for certain positions within financial instruments and therefore such positions are not included in the VaR model. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2023 (in thousands):

10% Sensitivity
Investment in funds (1)	$128,434
Private investments	35,037
Corporate debt securities in default	7,293
Trade claims	1,370
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.5 million at February 28, 2023, which is included in other comprehensive income.
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

	Expected Maturity Date (Fiscal Years)
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Dollars in thousands)
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$386,016	$241,500	$85,065	$51,390	$533,438	$3,314,660	$4,612,069	$4,317,550
Weighted-Average Interest Rate	5.68%	2.94%	2.04%	4.79%	5.25%	5.13%
Variable Interest Rate Borrowings	$47,106	$1,017,400	$36,376	$25,601	$672,351	$1,321,747	$3,120,581	$3,010,731
Weighted-Average Interest Rate	6.52%	6.60%	6.08%	6.07%	7.21%	6.61%
Borrowings with Foreign Currency Exposure	$—	$529,175	$—	$—	$—	$774,289	$1,303,464	$1,111,359
Weighted-Average Interest Rate	—%	1.00%	—%	—%	6.91%	—%
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

JEFFERIES FINANCIAL GROUP INC.
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
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a counterparty to derivative contracts, as a direct lender and through extending loan commitments and providing securities-based lending and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of credit risk are:
•Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of a Secured Revolving Credit Facility that is with us and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. For further information on this facility, refer to Note 9, Investments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, we have loans outstanding to certain of our officers and employees (none of whom are executive officers or directors). For further information on these employee loans, refer to Note 23, Related Party Transactions, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

JEFFERIES FINANCIAL GROUP INC.
Current counterparty credit exposures at February 28, 2023 and November 30, 2022 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES FINANCIAL GROUP INC.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022
AAA Range	$—	$—	$0.4	$2.0	$—	$0.1	$0.4	$2.1	$5,382.7	$7,162.1	$5,383.1	$7,164.2
AA Range	70.3	70.1	121.9	142.7	4.0	3.9	196.2	216.7	5.9	4.7	202.1	221.4
A Range	0.2	1.8	695.1	575.1	209.5	207.8	904.8	784.7	1,979.4	2,114.1	2,884.2	2,898.8
BBB Range	251.4	251.1	58.1	155.3	31.8	(1.3)	341.3	405.1	140.5	419.3	481.8	824.4
BB or Lower	35.4	61.6	33.1	22.1	22.1	44.0	90.6	127.7	—	—	90.6	127.7
Unrated	331.2	377.8	—	—	—	—	331.2	377.8	—	2.9	331.2	380.7
Total	$688.5	$762.4	$908.6	$897.2	$267.4	$254.5	$1,864.5	$1,914.1	$7,508.5	$9,703.1	$9,373.0	$11,617.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022
Asia/Latin America/Other	$15.7	$15.8	$42.9	$56.3	$8.2	$0.3	$66.8	$72.4	$307.6	$283.0	$374.4	$355.4
Europe and the Middle East	1.3	1.7	278.0	273.2	20.3	35.2	299.6	310.1	35.8	43.9	335.4	354.0
North America	671.5	744.9	587.7	567.7	238.9	219.0	1,498.1	1,531.6	7,165.1	9,376.2	8,663.2	10,907.8
Total	$688.5	$762.4	$908.6	$897.2	$267.4	$254.5	$1,864.5	$1,914.1	$7,508.5	$9,703.1	$9,373.0	$11,617.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022	February 28, 2023	November 30, 2022
Asset Managers	$19.8	$20.8	$0.8	$—	$7.7	$—	$28.3	$20.8	$5,382.7	$7,162.1	$5,411.0	$7,182.9
Banks, Broker-dealers	250.7	251.9	611.1	623.1	237.7	211.2	1,099.5	1,086.2	2,125.8	2,541.0	3,225.3	3,627.2
Corporates	172.8	197.8	—	—	21.4	36.6	194.2	234.4	—	—	194.2	234.4
As Agent Banks	—	—	234.7	182.7	—	—	234.7	182.7	—	—	234.7	182.7
Other	245.2	291.9	62.0	91.4	0.6	6.7	307.8	390.0	—	—	307.8	390.0
Total	$688.5	$762.4	$908.6	$897.2	$267.4	$254.5	$1,864.5	$1,914.1	$7,508.5	$9,703.1	$9,373.0	$11,617.2
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES FINANCIAL GROUP INC.
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at February 28, 2023 and November 30, 2022 to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	February 28, 2023
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$397.4	$(401.3)	$329.7	$—	$86.9	$4.1	$7.1	$416.8	$423.9
Canada	204.6	(98.6)	(51.7)	—	97.9	184.8	1.7	337.0	338.7
United Kingdom	804.8	(449.7)	(162.5)	1.3	37.1	7.3	24.0	238.3	262.3
Hong Kong	46.4	(51.2)	(0.7)	—	0.8	—	222.2	(4.7)	217.5
Spain	462.8	(323.2)	(5.6)	—	15.1	—	0.5	149.1	149.6
Netherlands	411.6	(254.8)	(11.6)	—	3.4	0.3	0.4	148.9	149.3
Italy	713.3	(573.9)	(0.7)	—	—	—	0.3	138.7	139.0
Japan	803.7	(734.3)	(1.5)	—	12.9	—	16.0	80.8	96.8
France	377.1	(282.4)	(109.3)	—	98.8	3.4	—	87.6	87.6
China	247.1	(179.1)	12.2	—	—	—	—	80.2	80.2
Total	$4,468.8	$(3,348.5)	$(1.7)	$1.3	$352.9	$199.9	$272.2	$1,672.7	$1,944.9

	November 30, 2022
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$273.6	$(98.3)	$(68.7)	$0.1	$91.5	$181.1	$1.8	$379.3	$381.1
United Kingdom	555.0	(350.1)	(117.5)	1.7	48.7	15.8	27.8	153.6	181.4
Hong Kong	18.8	(46.7)	—	—	1.3	—	187.4	(26.6)	160.8
France	330.3	(239.7)	(42.8)	—	82.0	6.7	—	136.5	136.5
Netherlands	322.2	(212.4)	5.5	—	3.8	0.2	0.2	119.3	119.5
Italy	911.7	(674.8)	(133.3)	—	—	—	0.5	103.6	104.1
Germany	323.8	(381.5)	68.5	—	69.3	2.5	11.4	82.6	94.0
Spain	437.3	(376.9)	(38.0)	—	46.0	—	0.5	68.4	68.9
China	200.1	(129.3)	(6.3)	—	—	—	—	64.5	64.5
Brazil	137.2	(61.3)	(16.7)	—	—	—	—	59.2	59.2
Total	$3,510.0	$(2,571.0)	$(349.3)	$1.8	$342.6	$206.3	$229.6	$1,140.4	$1,370.0
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
Our Operational Risk framework includes governance as well as operational risk processes, comprises operational risk event capture and analysis, risk and control self-assessments, operational risk key indicators, action tracking, risk monitoring and reporting, deep dive risk assessments, new business approvals and vendor risk management. Each revenue producing and support department is responsible for the management and reporting of operational risks and the implementation of the Operational Risk Management Policy and processes within the department with regular operational risk training provided to our employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management” in Part I, Item 2 of this Form 10-Q.

Item 4. Controls and Procedures.
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended February 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

JEFFERIES FINANCIAL GROUP INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Many aspects of our business involve substantial risks of legal and regulatory liability. In the normal course of business, we have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. We are also involved in a number of judicial and regulatory matters, including exams, investigations and similar reviews, arising out of the conduct of our business. Based on currently available information, we do not believe that any matter will have a material adverse effect on our consolidated financial statements.

Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the year ended November 30, 2022. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. In addition, the following amends our discussion of risk factors contained our Annual Report on Form 10-K for the year ended November 30, 2022:
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
Recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed receiver of SVB. On March 12, 2023, the FDIC was appointed receiver of Signature Bank. While we do not have any exposure to SVB or Signature Bank, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. In addition, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our common stock and potentially our results of operations.
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

JEFFERIES FINANCIAL GROUP INC.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table presents information on our purchases of our common shares during the three months ended February 28, 2023 (dollars in thousands, except share and per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2022 to December 31, 2022	—	$—	—	$158,570
January 1, 2023 to January 31, 2023	1,330,022	$38.24	—	$250,000
February 1, 2023 to February 28, 2023 (3)	1,244,409	$37.76	—	$250,000
Total	2,574,431	$38.01	—
(1)We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.
(2)In January 2023, the Board of Directors increased the share repurchase authorization to $250.0 million. At February 28, 2023, $250.0 million remains available for future purchases.
(3)The shares repurchased in February 2023 settled subsequent to February 28, 2023.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of February 28, 2023 and November 30, 2022; (ii) the Consolidated Statements of Earnings for the three months ended February 28, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2023 and 2022; (iv) the Consolidated Statements of Changes in Equity for the three months ended February 28, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the three months ended February 28, 2023 and 2022 and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC. (Registrant)

Date:	April 10, 2023	By:	/s/ Matt Larson
Matt Larson Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)