Form 10-Q
period 2023-05-31
Jefferies Financial Group Inc.
filed 2023-07-07
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer's classes of common stock at June 30, 2023 was 220,917,136.

JEFFERIES FINANCIAL GROUP INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
May 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands except share and per share amounts)

	May 31, 2023	November 30, 2022
ASSETS
Cash and cash equivalents	$8,004,880	$9,703,109
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (includes $155,508 at fair value at May 31, 2023)	1,068,011	957,302
Financial instruments owned, at fair value (includes securities pledged of $15,963,381 and $14,099,136 at May 31, 2023 and November 30, 2022, respectively)	21,001,864	18,666,296
Investments in and loans to related parties	1,412,537	1,426,817
Securities borrowed	7,157,146	5,831,148
Securities purchased under agreements to resell	5,440,912	4,546,691
Securities received as collateral, at fair value	9,486	100,362
Receivables:
Brokers, dealers and clearing organizations	1,667,463	1,792,937
Customers	1,184,204	1,225,137
Fees, interest and other	520,384	568,921
Premises and equipment	907,234	906,864
Goodwill	1,738,190	1,736,114
Other assets (includes assets pledged of $451,509 and $1,032,353 at May 31, 2023 and November 30, 2022, respectively)	3,627,699	3,595,985
Total assets	$53,740,010	$51,057,683
LIABILITIES AND EQUITY
Short-term borrowings	$846,900	$528,392
Financial instruments sold, not yet purchased, at fair value	11,735,054	11,056,477
Securities loaned	1,221,523	1,366,025
Securities sold under agreements to repurchase	9,511,505	7,452,342
Other secured financings (includes $1,712 at fair value at both May 31, 2023 and November 30, 2022)	1,785,441	2,037,843
Obligation to return securities received as collateral, at fair value	9,486	100,362
Payables:
Brokers, dealers and clearing organizations	3,555,523	2,628,727
Customers	3,998,267	3,578,854
Lease liabilities	519,728	533,708
Accrued expenses and other liabilities	2,005,387	2,573,927
Long-term debt (includes $1,603,443 and $1,583,828 at fair value at May 31, 2023 and November 30, 2022, respectively)	8,785,540	8,774,086
Total liabilities	$43,974,354	$40,630,743
MEZZANINE EQUITY
Redeemable noncontrolling interests	406	6,461
Mandatorily redeemable convertible preferred shares	—	125,000
EQUITY
Preferred shares, par value of $1 per share, authorized 70,000 shares; no shares issued and outstanding; liquidation preference of $1,225,000	—	—
Common shares, par value $1 per share, authorized 600,000,000 shares; 231,410,945 and 226,129,626 shares issued and outstanding, after deducting 89,707,125 and 90,334,082 shares held in treasury	231,411	226,130
Additional paid-in capital	1,965,530	1,967,781
Accumulated other comprehensive loss	(370,052)	(379,419)
Retained earnings	7,868,766	8,418,354
Total Jefferies Financial Group Inc. common shareholders’ equity	9,695,655	10,232,846
Noncontrolling interests	69,595	62,633
Total equity	9,765,250	10,295,479
Total liabilities and equity	$53,740,010	$51,057,683
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022*	2023	2022*
Revenues
Investment banking	$492,475	$600,859	$995,273	$1,545,907
Principal transactions	320,959	196,995	818,205	440,167
Commissions and other fees	235,312	254,706	448,582	484,022
Asset management fees and revenues	13,933	14,129	52,919	53,680
Interest	632,679	245,051	1,164,064	459,335
Other	(44,176)	284,706	(47,297)	526,150
Total revenues	1,651,182	1,596,446	3,431,746	3,509,261
Interest expense	613,572	258,376	1,110,644	478,349
Net revenues	1,037,610	1,338,070	2,321,102	3,030,912
Non-interest expenses
Compensation and benefits	575,868	579,578	1,278,926	1,370,330
Floor brokerage and clearing fees	96,592	94,016	177,066	177,977
Underwriting costs	13,169	13,191	26,376	21,319
Technology and communications	118,936	111,113	232,321	218,129
Occupancy and equipment rental	24,395	26,027	51,710	52,992
Business development	43,587	44,695	80,425	71,567
Professional services	68,514	55,766	130,675	108,508
Depreciation and amortization	25,310	40,307	58,602	86,244
Cost of sales	2,362	130,449	4,530	226,120
Other expenses	50,958	76,387	104,534	138,853
Total non-interest expenses	1,019,691	1,171,529	2,145,165	2,472,039
Earnings before income taxes	17,919	166,541	175,937	558,873
Income tax expense	9,235	49,683	37,929	114,040
Net earnings	8,684	116,858	138,008	444,833
Net earnings (losses) attributable to noncontrolling interests	(3,513)	1,096	(9,568)	127
Net losses attributable to redeemable noncontrolling interests	(198)	(323)	(454)	(896)
Preferred stock dividends	—	2,071	2,016	4,141
Net earnings attributable to Jefferies Financial Group Inc.	12,395	114,014	146,014	441,461

Basic earnings per common share	$0.05	$0.46	$0.60	$1.73
Diluted earnings per common share	$0.05	$0.45	$0.60	$1.70
See accompanying notes to consolidated financial statements.
* See Note 1 for a description of financial statement presentation changes made as a result of our Merger with Jefferies Group.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net earnings	$8,684	$116,858	$138,008	$444,833
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	17,150	(22,062)	27,366	(21,488)
Changes in fair value related to instrument-specific credit risk (2)	34,195	35,766	(17,958)	77,200
Unrealized losses on available-for-sale securities	(292)	(373)	(41)	(546)
Total other comprehensive income, net of tax (3)	51,053	13,331	9,367	55,166
Comprehensive income	59,737	130,189	147,375	499,999
Net earnings (losses) attributable to noncontrolling interests	(3,513)	1,096	(9,568)	127
Net losses attributable to redeemable noncontrolling interests	(198)	(323)	(454)	(896)
Preferred stock dividends	—	2,071	2,016	4,141
Comprehensive income attributable to Jefferies Financial Group Inc.	$63,448	$127,345	$155,381	$496,627

(1)The amounts include income tax benefits of approximately $4.7 million and $1.4 million during the three and six months ended May 31, 2023, respectively, and income tax benefits of approximately $8.3 million and $8.5 million during the three and six months ended May 31, 2022, respectively.
(2)The amounts include income tax benefits (expenses) of approximately $(11.2) million and $8.0 million during the three and six months ended May 31, 2023, respectively, and income tax expenses of approximately $11.5 million and $24.7 million during the three and six months ended May 31, 2022, respectively. Refer to Note 17, Accumulated Other Comprehensive Income (Loss) for additional information related to fair value changes related to instrument specific-credit risk, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(3)None of the components of other comprehensive income are attributable to noncontrolling interests, redeemable noncontrolling interest or preferred stock dividends.
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Common shares $1 par value
Balance, beginning of period	$233,528	$240,169	$226,130	$243,541
Purchase of common shares for treasury	(2,174)	(8,013)	(4,748)	(18,051)
Conversion of 125,000 preferred shares to common shares	—	—	4,654	—
Other	57	165	5,375	6,831
Balance, end of period	$231,411	$232,321	$231,411	$232,321
Additional paid-in capital:
Balance, beginning of period	$2,012,206	$2,390,787	$1,967,781	$2,742,244
Share-based compensation expense	10,492	13,253	24,218	22,999
Change in fair value of redeemable noncontrolling interests	(198)	(5,137)	(390)	(13,128)
Purchase of common shares for treasury	(64,966)	(250,021)	(160,244)	(604,172)
Conversion of 125,000 preferred shares to common shares	—	—	120,346	—
Dividend equivalents	4,334	4,951	15,186	10,468
Change in equity interest related to consolidated subsidiaries	(602)	—	(6,307)	—
Other	4,264	2,533	4,940	(2,045)
Balance, end of period	$1,965,530	$2,156,366	$1,965,530	$2,156,366
Accumulated other comprehensive loss, net of tax:
Balance, beginning of period	$(421,105)	$(330,308)	$(379,419)	$(372,143)
Other comprehensive income, net of tax	51,053	13,331	9,367	55,166
Balance, end of period	$(370,052)	$(316,977)	$(370,052)	$(316,977)
Retained earnings
Balance, beginning of period	$7,930,615	$8,189,652	$8,418,354	$7,940,113
Net earnings attributable to Jefferies Financial Group Inc.	12,396	114,014	146,015	441,461
Dividends ($0.30, $0.30, $0.60 and $0.60 per common share, respectively)	(74,263)	(75,199)	(153,884)	(153,107)
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	(14,831)	—
Distribution of Vitesse Energy, Inc.	—	—	(526,964)	—
Other	18	—	76	—
Balance, end of period	$7,868,766	$8,228,467	$7,868,766	$8,228,467
Total Jefferies Financial Group Inc. common shareholders’ equity	$9,695,655	$10,300,177	$9,695,655	$10,300,177
Noncontrolling interests:
Balance, beginning of period	$56,185	$58,619	$62,633	$25,885
Net earnings (losses) attributable to noncontrolling interests	(3,513)	1,096	(9,568)	127
Contributions	14,881	29,468	35,454	63,171
Distributions	—	—	(31,433)	—
Deconsolidation of asset management entity	—	(21,221)	—	(21,221)
Change in equity interest related to Vitesse Energy, Inc.	—	—	6,307	—
Conversion of Vitesse Energy, Inc. redeemable noncontrolling interest to noncontrolling interest	—	—	4,558	—
Conversion of redeemable noncontrolling interest to noncontrolling interest	1,396	—	1,396	—
Other	646	—	248	—
Balance, end of period	$69,595	$67,962	$69,595	$67,962
Total equity	$9,765,250	$10,368,139	$9,765,250	$10,368,139

See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$138,008	$444,833
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	59,451	88,962
Share-based compensation	24,218	22,999
Net bad debt expense	28,592	18,426
Loss (income) on investments and loans to related parties	151,788	(49,824)
Distributions received on investments in related parties	1,297	39,429
Other adjustments	61,546	(535,638)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	(155,508)	—
Receivables:
Brokers, dealers and clearing organizations	127,320	(991,685)
Customers	40,917	(477,529)
Fees, interest and other	14,711	119,367
Securities borrowed	(1,323,220)	84,150
Financial instruments owned	(2,328,090)	(436,027)
Securities purchased under agreements to resell	(888,808)	2,875,162
Other assets	(788,424)	(206,334)
Payables:
Brokers, dealers and clearing organizations	924,482	(1,019,720)
Customers	419,316	(743,632)
Securities loaned	(146,260)	360,152
Financial instruments sold, not yet purchased	673,369	2,005,909
Securities sold under agreements to repurchase	2,054,131	(262,132)
Lease liabilities	(17,692)	(40,898)
Accrued expenses and other liabilities	(472,814)	(1,287,126)
Net cash provided by (used in) operating activities	(1,401,670)	8,844
Cash flows from investing activities:
Contributions to investments in and loans to related parties	(55,536)	(321,367)
Capital distributions from investments and repayments of loans from related parties	17,788	256,982
Originations and purchases of automobile loans, notes and other receivables	(206,062)	(282,877)
Principal collections of automobile loans, notes and other receivables	176,727	208,227
Net payments on premises and equipment	(50,214)	(84,763)
Deconsolidation of asset management entity	—	(21,221)
Other	—	12,117
Net cash used in investing activities	(117,297)	(232,902)
Continued on next page.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2023	2022
Cash flows from financing activities:
Proceeds from short-term borrowings	2,500,000	1,772,000
Payments on short-term borrowings	(2,183,800)	(1,627,000)
Proceeds from issuance of long-term debt, net of issuance costs	294,863	554,201
Repayment of long-term debt	(287,240)	(223,880)
Purchase of common shares for treasury	(164,992)	(622,223)
Dividends paid	(138,698)	(142,519)
Other	5,451	1,609
Net payments on other secured financings	(252,402)	(1,821,202)
Net change in bank overdrafts	2,308	(10,296)
Proceeds from contributions of noncontrolling interests	—	63,171
Net cash used in financing activities	(224,510)	(2,056,139)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,657	(9,795)
Net decrease in cash, cash equivalents and restricted cash	(1,740,820)	(2,289,992)
Cash, cash equivalents and restricted cash at beginning of period	10,707,244	11,828,304
Cash, cash equivalents and restricted cash at end of period	$8,966,424	$9,538,312
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$841,572	$551,165
Income taxes, net	123,310	101,049
Noncash investing activities:
During the six months ended May 31, 2023, we had $30.6 million in non-cash investing activities related to the acquisition of Vitesse Oil, LLC.
Noncash financing activities:
During the six months ended May 31, 2023 and 2022, we had non-cash financing activities of:
•$527.0 million and $31.4 million in capital distributions to our shareholders and noncontrolling interest holders, respectively, related to the spin-off of Vitesse Energy, Inc. in 2023.
•$125.0 million from the conversion of preferred shares to common shares in 2023.
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	May 31, 2023	November 30, 2022
Cash and cash equivalents	$8,004,880	$9,703,109
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	912,503	957,302
Other assets	49,041	46,833
Total cash, cash equivalents and restricted cash	$8,966,424	$10,707,244
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
Jefferies Group LLC (“Jefferies Group”), our investment banking and securities firm, was historically operated as a separate consolidated subsidiary. On November 1, 2022, Jefferies Group was wholly merged into Jefferies Financial Group Inc. In addition, we have historically owned a portfolio of investments that have been reflected in our consolidated financial statements as consolidated subsidiaries, equity investments, securities or in other ways that constituted our “merchant banking” business, which were reported as part of our Merchant Banking reportable segment. During the year ended November 30, 2022 and in connection with the merger, we transferred significantly all of our Merchant Banking investments into our Asset Management reportable segment. Certain other publicly traded equity investments related to investment banking relationships were transferred from our Merchant Banking reportable segment to our Investment Banking and Capital Markets reportable segment. These investments are now managed by the respective segment managers. Additionally, activities that were presented as part of the Corporate reportable segment are now fully allocated to either the Investment Banking and Capital Markets or Asset Management reportable segments. Prior year amounts have been revised to conform to the current segment reporting. For further information on our reportable business segments, refer to Note 21, Segment Reporting.
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
During the year ended November 30, 2022, we sold all of our interests in Idaho Timber and Oak Hill investment management company, a registered investment adviser and general partner entity.
Reclassifications to Consolidated Financial Statements
We have made certain reclassifications within our Consolidated Statements of Financial Condition and Consolidated Statements of Earnings in connection with the merger of Jefferies Group into Jefferies Financial Group Inc. This streamlines our financial statements and better aligns the presentation of our firm with our strategy of building our investment banking and capital markets and asset management businesses and reducing our legacy merchant banking portfolio. The reclassifications including, but not limited to, the presentation of equity method earnings and interest expense within the financial statements, conform to the presentation utilized in the historical Jefferies Group consolidated financial statements prior to the merger. Additionally, the presentation of asset management fees and revenues and selling, general and other expenses has been disaggregated to provide additional financial statement line item categories on the face of the Consolidated Statements of Earnings. These reclassifications have no effect on our consolidated net earnings, comprehensive income, total assets, total liabilities or total equity. These reclassifications have no effect on the net change in cash, cash equivalents and restricted cash. Historical periods have been recast to conform to these reclassifications.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table sets forth our Consolidated Statements of Earnings for the three and six months ended May 31, 2022 as originally reported and as revised and presented within these consolidated financial statements as a result of the reclassifications (in thousands):

	Three Months Ended May 31, 2022			Six Months Ended May 31, 2022
	As Originally Reported	Increases/ Decreases due to reclassifications	As Revised	As Originally Reported	Increases/Decreases due to reclassifications	As Revised
Principal transactions	$204,589	$(7,594)	$196,995	$453,744	$(13,577)	$440,167
Asset management fees and revenues	—	14,129	14,129	—	53,680	53,680
Interest	244,699	352	245,051	458,680	655	459,335
Other	313,294	(28,588)	284,706	618,594	(92,444)	526,150
Total revenues	1,618,147	(21,700)	1,596,446	3,560,947	(51,685)	3,509,261
Interest expense	249,065	9,311	258,376	459,950	18,399	478,349
Net revenues	1,369,082	(31,012)	1,338,070	3,100,997	(70,085)	3,030,912
Compensation and benefits	578,477	1,101	579,578	1,368,161	2,169	1,370,330
Interest expense	9,311	(9,311)	—	18,399	(18,399)	—
Selling, general and other expenses	328,281	(328,281)	—	613,538	(613,538)	—
Underwriting costs	—	13,191	13,191	—	21,319	21,319
Technology and communications	—	111,113	111,113	—	218,129	218,129
Occupancy and equipment rental	—	26,027	26,027	—	52,992	52,992
Business development	—	44,695	44,695	—	71,567	71,567
Professional services	—	55,766	55,766	—	108,508	108,508
Other expenses	—	76,387	76,387	—	138,853	138,853
Total expenses	1,180,841	(9,312)	1,171,529	2,490,439	(18,400)	2,472,039
Income (loss) related to associated companies	(21,700)	21,700	—	(51,685)	51,685	—
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
Mandatorily Redeemable Convertible Preferred Shares
Our $125.0 million of callable mandatorily redeemable cumulative convertible preferred shares (“Preferred Shares”) were converted during the first quarter of 2023 at a price of $1,000 per preferred share, plus accrued interest, into 4,654,362 common shares for $125.0 million, or $26.86 per common share. At November 30, 2022, the Preferred Shares were convertible into 4,440,863 common shares, an effective conversion price of $28.15 per common share.
Other Developments
On April 27, 2023, we established Series B Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B Preferred Stock”) and designated 70,000 shares as Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $17,500 per share and rank senior to our voting common stock upon dissolution, liquidation or winding up of Jefferies Financial Group Inc. Each share of Series B Preferred Stock is automatically convertible into 500 shares of non-voting common stock three years after issuance. The Series B Preferred Stock participates in cash dividends and distributions alongside our voting common stock on an as-converted basis.
Additionally, on April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. On June 30, 2023, SMBC exchanged 10.5 million shares of voting common stock for 21,000 shares of Series B Preferred Stock and we received cash of $15.75 million from SMBC in connection with the exchange. As a result of the exchange, our equity attributed to our voting common stock decreased by $10.5 million, our equity attributed to the Series B Preferred Stock increased by $21,000 and additional paid-in capital increased by $26.2 million.
On June 28, 2023, shareholders approved an Amended and Restated Certificate of Incorporation, which authorized the issuance of non-voting common stock with a par value of $1.00 per share (the “Non-Voting Common Shares”). The Non-Voting Common Shares are entitled to share equally, on a per share basis, with the voting common stock, in dividends and distributions. Upon the effectiveness of the Amended and Restated Certificate of Corporation on June 30, 2023, the number of authorized shares of common stock remains at 600,000,000 shares, comprised of 565,000,000 shares of voting common stock and 35,000,000 shares of Non-Voting Common Shares.

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
During the six months ended May 31, 2023, there were no significant changes made to the Company’s significant accounting policies.
Note 3. Accounting Developments
Adopted Accounting Standards
Reference Rate Reform. The Financial Accounting Standards Board (“FASB”) has issued guidance which provides optional exceptions for applying U.S. GAAP to certain contract modifications, hedge accounting relationships or other transactions affected by reference rate reform. There was no impact to our financial statements as a result of this guidance upon the completion of our transition away from the London Interbank Offered Rate (“LIBOR”) on June 30, 2023.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $1.22 billion and $1.29 billion at May 31, 2023 and November 30, 2022, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2023
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$3,763,836	$112,873	$267,913	$—	$4,144,622
Corporate debt securities	—	4,826,341	42,642	—	4,868,983
Collateralized debt obligations and collateralized loan obligations	—	373,832	62,691	—	436,523
U.S. government and federal agency securities	3,295,674	46,952	—	—	3,342,626
Municipal securities	—	682,930	—	—	682,930
Sovereign obligations	883,404	764,404	—	—	1,647,808
Residential mortgage-backed securities	—	1,969,259	24,705	—	1,993,964
Commercial mortgage-backed securities	—	398,035	28,946	—	426,981
Other asset-backed securities	—	228,130	126,075	—	354,205
Loans and other receivables	—	1,084,660	141,817	—	1,226,477
Derivatives	2,394	3,105,222	11,601	(2,623,164)	496,053
Investments at fair value	—	4,770	153,800	—	158,570
Total financial instruments owned, excluding Investments at fair value based on NAV	$7,945,308	$13,597,408	$860,190	$(2,623,164)	$19,779,742
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$155,508	$—	$—	$—	$155,508
Securities received as collateral	9,486	—	—	—	9,486

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,694,899	$6,948	$465	$—	$2,702,312
Corporate debt securities	—	3,275,320	267	—	3,275,587
U.S. government and federal agency securities	2,855,911	—	—	—	2,855,911
Sovereign obligations	894,462	601,487	—	—	1,495,949
Commercial mortgage-backed securities	—	—	630	—	630
Loans	—	89,457	3,348	—	92,805
Derivatives	710	3,675,836	65,861	(2,430,547)	1,311,860
Total financial instruments sold, not yet purchased	$6,445,982	$7,649,048	$70,571	$(2,430,547)	$11,735,054
Other secured financings	$—	$—	$1,712	$—	$1,712
Obligation to return securities received as collateral	9,486	—	—	—	9,486
Long-term debt	—	906,386	697,057	—	1,603,443
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
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations
Segregated U.S. Treasury securities are measured based on quoted market prices obtained from external pricing services and categorized within Level 1 of the fair value hierarchy.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
•Non-Exchange-Traded Equity Securities: Non-exchange-traded equity securities are measured, where available, using broker quotations, pricing data from external pricing services and prices observed from recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/Earnings before interest, taxes, depreciation and amortization (“EBITDA”), price/book value), discounted cash flow analyses and transaction prices observed from subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).
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
•Non-Agency RMBS: The fair value of non-agency RMBS is determined primarily using pricing data from external pricing services, where available, and discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields. In addition, broker quotes, where available, are also referenced to compare prices.
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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	May 31, 2023
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$410,195	$—
Equity Funds (3)	54,438	36,346
Commodity Funds (4)	21,075	—
Multi-asset Funds (5)	349,605	20,000
Other Funds (6)	386,809	144,401
Total	$1,222,122	$200,747

	November 30, 2022
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$441,229	$—
Equity Funds (3)	73,176	36,861
Commodity Funds (4)	24,283	—
Multi-asset Funds (5)	401,655	—
Other Funds (6)	353,621	53,994
Total	$1,293,964	$90,855
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)Includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At May 31, 2023 and November 30, 2022, approximately 51% and 58%, respectively, are redeemable quarterly with 90 days prior written notice and approximately 6% and 6%, respectively, are redeemable quarterly with 60 days prior written notice. The remaining balance at May 31, 2023 and November 30, 2022 cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023 or August 31, 2025.

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
(5)Includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2023 and November 30, 2022, investments representing approximately 79% and 78%, respectively, of the fair value of investments are redeemable monthly with 60 days prior written notice. At May 31, 2023 and November 30, 2022, approximately 13% and 15%, respectively, of the fair value of investments are redeemable quarterly with 90 days prior written notice.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2023 (in thousands):

	Three Months Ended May 31, 2023
	Balance at February 28, 2023	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2023	For instruments still held at May 31, 2023, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$261,634	$8,990	$115	$(192)	$—	$—	$(2,634)	$267,913	$9,093	$—
Corporate debt securities	41,793	3,340	1,361	(11,001)	—	—	7,149	42,642	(888)	—
CDOs and CLOs	72,438	4,998	22,199	(9,362)	(7,974)	—	(19,608)	62,691	(2,041)	—
RMBS	23,987	1,227	100	—	(609)	—	—	24,705	2,040	—
CMBS	486	247	—	—	—	—	28,213	28,946	374	—
Other ABS	100,428	(2,157)	38,201	—	(8,539)	—	(1,858)	126,075	(4,542)	—
Loans and other receivables	148,673	179	6,648	(10,700)	(2,139)	—	(844)	141,817	352	—
Investments at fair value	157,863	(192)	6,760	—	(10,631)	—	—	153,800	(192)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$628	$—	$—	$—	$—	$—	$(163)	$465	$—	$—
Corporate debt securities	285	(5)	—	—	—	—	(13)	267	(1)	—
CMBS	525	—	—	105	—	—	—	630	—	—
Loans	3,045	185	—	117	—	—	1	3,348	(436)	—
Net derivatives (2)	87,331	(45,670)	—	—	(149)	—	12,748	54,260	46,247	—
Other secured financings	1,712	—	—	—	—	—	—	1,712	—	—
Long-term debt	683,698	680	—	—	—	4,481	8,198	697,057	(20,226)	19,545
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
Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2023
During the three months ended May 31, 2023, transfers of assets of $41.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CMBS of $28.2 million, Corporate debt securities of $7.2 million and Other ABS of $4.8 million due to reduced pricing transparency.
During the three months ended May 31, 2023, transfers of assets of $30.9 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $19.6 million, Other ABS of $6.7 million, Corporate equity securities of $3.1 million and Loans and other receivables of $1.4 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended May 31, 2023, transfers of liabilities of $92.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $61.5 million and Structured notes within Long-term debt of $31.1 million due to reduced market and pricing transparency.
During the three months ended May 31, 2023, transfers of liabilities of $71.9 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $48.7 million and Structured notes within Long-term debt of $22.9 million due to greater pricing and market transparency.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Net gains on Level 3 assets were $16.6 million and net gains on Level 3 liabilities were $44.8 million for the three months ended May 31, 2023. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities, CDOs and CLOs, and Corporate debt securities, partially offset by decreases in Other ABS. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2023 (in thousands):

	Six Months Ended May 31, 2023
	Balance at November 30, 2022	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2023	For instruments still held at May 31, 2023, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$240,347	$27,252	$402	$(890)	$—	$—	$802	$267,913	$27,743	$—
Corporate debt securities	30,232	3,163	6,541	(19,812)	(200)	—	22,718	42,642	(1,240)	—
CDOs and CLOs	55,824	10,403	36,565	(9,869)	(16,243)	—	(13,989)	62,691	(3,661)	—
RMBS	27,617	(2,443)	114	—	(583)	—	—	24,705	(828)	—
CMBS	839	(747)	—	—	—	—	28,854	28,946	(60)	—
Other ABS	94,677	(5,377)	52,725	(4,784)	(10,780)	—	(386)	126,075	(6,317)	—
Loans and other receivables	168,875	(784)	10,080	(14,516)	(2,147)	—	(19,691)	141,817	145	—
Investments at fair value	161,992	(2,828)	7,768	(2,420)	(10,712)	—	—	153,800	(2,828)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$750	$(285)	$—	$—	$—	$—	$—	$465	$285	$—
Corporate debt securities	500	(10)	(187)	—	—	—	(36)	267	53	—
CMBS	490	—	—	140	—	—	—	630	—	—
Loans	3,164	40	—	327	—	—	(183)	3,348	(266)	—
Net derivatives (2)	59,524	(46,779)	—	127	(629)	2,115	39,902	54,260	46,097	—
Other secured financings	1,712	—	—	—	—	—	—	1,712	—	—
Long-term debt	661,123	20,869	—	—	—	4,684	10,381	697,057	(4,658)	(16,212)
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
Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2023
During the six months ended May 31, 2023, transfers of assets of $67.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CMBS of $28.9 million, Corporate debt securities of $22.9 million, Other ABS of $8.5 million and Loans and other receivables of $5.6 million due to reduced pricing transparency.
During the six months ended May 31, 2023, transfers of assets of $48.8 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $25.3 million, CDOs and CLOs of $14.0 million, and Other ABS of $8.9 million due to greater pricing transparency supporting classification into Level 2.
During the six months ended May 31, 2023, transfers of liabilities of $73.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $48.6 million and Structured notes within Long-term debt of $25.0 million due to reduced market and pricing transparency.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the six months ended May 31, 2023, transfers of liabilities of $23.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $14.6 million and Net derivatives of $8.7 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $28.6 million and net gains on Level 3 liabilities were $26.2 million for the six months ended May 31, 2023. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities, CDOs and CLOs, and Corporate debt securities, partially offset by decreases in Other ABS, Investments at fair value and RMBS. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivatives, partially offset by increased valuations of structured notes within Long-term debt.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2022 (in thousands):

	Three Months Ended May 31, 2022
	Balance at February 28, 2022	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2022	For instruments still held at May 31, 2022, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$136,402	$27,896	$67,540	$(13,415)	$—	$—	$(2,667)	$215,756	$35,361	$—
Corporate debt securities	42,358	3,550	38,141	(47,025)	(12,604)	—	(3,607)	20,813	(849)	—
CDOs and CLOs	45,219	877	13,264	(28,037)	(1,466)	—	20,001	49,858	(1,798)	—
RMBS	1,186	(47)	—	—	(80)	—	—	1,059	(17)	—
CMBS	3,732	(439)	—	—	—	—	(1,423)	1,870	—	—
Other ABS	62,382	(781)	21,501	(1,688)	(12,296)	—	15,660	84,778	(1,065)	—
Loans and other receivables	184,090	(3,385)	17,621	(21,460)	(12)	—	3,094	179,948	(3,112)	—
Investments at fair value	169,508	1,576	37	—	(7,277)	—	—	163,844	1,576	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$5,666	$(234)	$(1,533)	$—	$—	$—	$(150)	$3,749	$(350)	$—
Corporate debt securities	7,308	(3,588)	(16,091)	14,584	—	—	(1,812)	401	5	—
Sovereign obligations	1,159	—	—	—	—	—	(1,159)	—	—	—
CMBS	315	—	—	70	—	—	—	385	—	—
Loans	5,660	(307)	(140)	10	—	—	—	5,223	111	—
Net derivatives (2)	47,770	(9,100)	(1,559)	—	(8,262)	—	46,148	74,997	9,903	—
Other secured financings	32,377	—	—	—	(30,015)	—	—	2,362	—	—
Long-term debt	794,460	(146,261)	—	—	(4,950)	76,443	19,661	739,353	114,362	31,899
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
Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2022
During the three months ended May 31, 2022, transfers of assets of $42.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $20.0 million, Other ABS of $15.8 million and Loans and other receivables of $6.1 million due to reduced pricing transparency.
During the three months ended May 31, 2022, transfers of assets of $11.3 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Corporate debt securities of $3.6 million, Corporate equity securities of $3.1 million and Loans and other receivables of $3.0 million due to greater pricing transparency supporting classification into Level 2.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended May 31, 2022, transfers of liabilities of $89.2 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $66.2 million and structured notes within Long-term debt of $23.0 million due to reduced pricing and market transparency.
During the three months ended May 31, 2022, transfers of liabilities of $26.5 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $20.0 million and structured notes within Long-term debt of $3.3 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $30.4 million and net gains on Level 3 liabilities were $159.2 million for the three months ended May 31, 2022. Net gains on Level 3 assets were primarily due to increased market values across corporate equity securities and corporate debt securities, partially offset by decreases in loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2022 (in thousands):

	Six Months Ended May 31, 2022
	Balance at November 30, 2021	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2022	For instruments still held at May 31, 2022, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$118,489	$20,416	$69,837	$(13,839)	$—	$—	$20,853	$215,756	$36,204	$—
Corporate debt securities	11,803	5,631	9,465	(18,345)	(9)	—	12,268	20,813	2,381	—
CDOs and CLOs	31,946	254	31,245	(37,305)	(5,033)	—	28,751	49,858	(1,304)	—
Municipal securities	—	—	—	—	—	—	—	—	—	—
Sovereign obligations	—	—	—	—	—	—	—	—	—	—
RMBS	1,477	(111)	—	(204)	(103)	—	—	1,059	(57)	—
CMBS	2,333	(463)	—	—	—	—	—	1,870	(29)	—
Other ABS	93,524	835	37,795	(17,238)	(22,812)	—	(7,326)	84,778	1,324	—
Loans and other receivables	178,417	(8,239)	17,818	(21,203)	(27)	—	13,182	179,948	(7,245)	—
Investments at fair value	154,373	33,310	14,286	—	(14,718)	—	(23,407)	163,844	33,380	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,635	$(3,592)	$(2,344)	$5,050	$—	$—	$—	$3,749	$3,009	$—
Corporate debt securities	482	(11)	(70)	—	—	—	—	401	5	—
CMBS	210	—	—	175	—	—	—	385	—	—
Loans	9,925	76	(4,778)	—	—	—	—	5,223	(758)	—
Net derivatives (2)	67,769	(88,018)	(1,559)	—	—	21,024	75,781	74,997	86,050	—
Other secured financings	25,905	—	—	—	(23,543)	—	—	2,362	—	—
Long-term debt	881,732	(240,698)	—	—	—	100,195	(1,876)	739,353	175,615	65,083
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
Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2022
During the six months ended May 31, 2022, transfers of assets of $60.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $28.8 million, Other ABS of $14.0 million, Loans and other receivables of $5.3 million, corporate debt securities of $6.7 million and corporate equity securities of $5.6 million due to reduced pricing transparency.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the six months ended May 31, 2022, transfers of assets of $25.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Other ABS of $21.4 million due to greater pricing transparency supporting classification into Level 2.
During the six months ended May 31, 2022, transfers of liabilities of $117.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $80.8 million and structured notes within Long-term debt of $37.0 million due to reduced pricing and market transparency.
During the six months ended May 31, 2022, transfers of liabilities of $44.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $38.9 million and net derivatives of $5.0 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $51.5 million and net gains on Level 3 liabilities were $332.3 million for the six months ended May 31, 2022. Net gains on Level 3 assets were primarily due to increased market values across corporate equity securities and investments at fair value, partially offset by decreases in loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt and certain derivatives.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2023 and November 30, 2022
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

May 31, 2023
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$267,913
Non-exchange-traded securities		Market approach	Price	$0	-	$627	$43
Corporate debt securities	$42,642	Discounted cash flows	Discount rate/yield	8%			—
		Market approach	Price	$42	-	$51	$45
		Scenario analysis	Estimated recovery percentage	5%	-	64%	62%
CDOs and CLOs	$62,691	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%			—
			Discount rate/yield	15%	-	19%	16%
		Market approach	Price	$47	-	$146	$92
CMBS	$2,002	Scenario analysis	Estimated recovery percentage	28%			—
Other ABS	$113,276	Discounted cash flows	Discount rate/yield	8%	-	21%	19%
			Cumulative loss rate	9%	-	30%	21%
			Duration (years)	1.1	-	2.2	1.3
		Market approach	Price	$100			—
Loans and other receivables	$141,817	Market approach	Price	$76	-	$144	$116
		Scenario analysis	Estimated recovery percentage	6%	-	58%	30%
Investments at fair value	$150,647
Private equity securities		Market approach	Price	$1	-	$14,919	$811
			Discount rate/yield	27%			—
			Revenue	$30,384,290			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities	$267	Scenario analysis	Estimated recovery percentage	5%			—
Derivatives	$61,017
Equity options		Volatility benchmarking	Volatility	28%	-	75%	55%
Other secured financings	$1,712	Scenario analysis	Estimated recovery percentage	9%	-	30%	23%
Long-term debt	$697,057
Structured notes		Market approach	Price	$56	-	$108	$81
			Price	€55	-	€100	€79

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2023 and November 30, 2022, asset exclusions consisted of $79.2 million and $80.2 million, respectively, primarily comprised of other ABS, certain derivatives, Investments at Fair Value and RMBS. At May 31, 2023 and November 30, 2022, liability exclusions consisted of $9.3 million and $9.6 million, respectively, primarily comprised of certain derivatives, corporate debt securities, CDOs and CLOs, CMBS, corporate equity securities and loans and other receivables.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
•CDOs and CLOs, corporate debt securities and other ABS using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.
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
The following is a summary of gains (losses) due to changes in fair value related to instrument-specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Financial instruments owned:
Loans and other receivables	$(23,439)	$(1,478)	$(6,651)	$(1,294)
Financial instruments sold, not yet purchased:
Loans	$—	$(882)	$—	$(4,889)
Long-term debt:
Changes in instrument-specific credit risk (1)	$45,283	$42,886	$(26,377)	$94,133
Other changes in fair value (2)	(42,275)	161,381	(6,011)	255,932
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	May 31, 2023	November 30, 2022
Financial instruments owned:
Loans and other receivables (1)	$1,837,270	$2,144,632
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	227,075	181,766
Long-term debt	351,773	369,990
Other secured financings	3,563	3,563
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $65.0 million and $83.4 million at May 31, 2023 and November 30, 2022, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $57.4 million and $69.2 million at May 31, 2023 and November 30, 2022, respectively, which includes loans and other receivables 90 days or greater past due of $31.5 million and $65.1 million at May 31, 2023 and November 30, 2022, respectively.
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. Impairment losses for the three and six months ended May 31, 2023 attributable to an equity method investment were $7.3 million and $29.4 million, respectively, and were recognized in Other revenues in our Consolidated Statements of Earnings. The assets of the equity method investment were included within the Asset Management reportable business segment. The fair values of these assets were $16.9 million at May 31, 2023 and were categorized within Level 3 of the fair value hierarchy. Fair value was based on a discounted cash flow analysis, which included management’s projections of future Golden Queen Mining Company, LLC (“Golden Queen”) cash flows using discount rates ranging from 10.2% to 14.8% with a weighted average of 11.0%. See Note 9, Investments, for additional details.
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
At May 31, 2023 and November 30, 2022, we had equity securities without readily determinable fair values, which we account for at cost, minus impairment, of $0.0 million and $37.0 million, respectively. Net losses of $80.3 million and $113.5 million were recognized on these investments during three and six months ended May 31, 2023, respectively. Impairments on these investments during the three and six months ended May 31, 2023 were $71.6 million and $79.9 million, respectively. There were no impairments on these investments during the three and six months ended May 31, 2022.

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
See Note 4, Fair Value Disclosures, and Note 19, Commitments, Contingencies and Guarantees, for additional disclosures about derivative financial instruments.
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
The following tables present the fair value and related number of derivative contracts at May 31, 2023 and November 30, 2022 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	May 31, 2023 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$6,227	3	$—	—
Foreign exchange contracts:
Bilateral OTC	281	2	27,096	4
Total derivatives designated as accounting hedges	6,508		27,096
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	589	43,082	394	48,593
Cleared OTC	835,521	6,326	823,938	6,240
Bilateral OTC	934,086	587	1,379,169	1,459
Foreign exchange contracts:
Bilateral OTC	152,806	1,212	135,662	1,131
Equity contracts:
Exchange-traded	712,916	1,165,363	390,724	1,089,624
Bilateral OTC	447,387	6,111	959,235	5,985
Commodity contracts:
Exchange-traded	61	1,107	39	1,117
Credit contracts:
Cleared OTC	15,134	90	15,294	78
Bilateral OTC	14,209	29	10,856	20
Total derivatives not designated as accounting hedges	3,112,709		3,715,311
Total gross derivative assets/ liabilities:
Exchange-traded	713,566		391,157
Cleared OTC	856,882		839,232
Bilateral OTC	1,548,769		2,512,018
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(384,418)		(384,418)
Cleared OTC	(837,736)		(839,227)
Bilateral OTC	(1,401,010)		(1,206,902)
Net amounts per Consolidated Statements of Financial Condition (4)	$496,053		$1,311,860
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
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2023	2022	2023	2022
Interest rate swaps	$19,485	$(100,415)	$(18,064)	$(144,413)
Long-term debt	(33,517)	105,041	(7,277)	155,583
Total	$(14,032)	$4,626	$(25,341)	$11,170
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2023	2022	2023	2022
Foreign exchange contracts	$(34,062)	$73,498	$(31,005)	$62,560
Total	$(34,062)	$73,498	$(31,005)	$62,560
The following table presents unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2023	2022	2023	2022
Interest rate contracts	$75,297	$(87,871)	$131,121	$(129,463)
Foreign exchange contracts	39,558	(112,157)	37,659	(109,533)
Equity contracts	(270,829)	(16,776)	(303,437)	194,161
Commodity contracts	214	(34,173)	(184)	(68,478)
Credit contracts	(340)	7,013	(824)	11,445
Total	$(156,100)	$(243,964)	$(135,665)	$(101,868)
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at May 31, 2023 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$64,980	$32,936	$8,042	$(27,449)	$78,509
Credit default swaps	—	980	7,110	(65)	8,025
Total return swaps	72,904	56,757	—	(11,527)	118,134
Foreign currency forwards, swaps and options	54,576	10,741	—	(2,576)	62,741
Fixed income forwards	5,820	—	—	—	5,820
Interest rate swaps, options and forwards	121,386	691,531	30,610	(153,198)	690,329
Total	$319,666	$792,945	$45,762	$(194,815)	963,558
Cross product counterparty netting					(52,067)
Total OTC derivative assets included in Financial instruments owned					$911,491
(1)At May 31, 2023, we held net exchange-traded derivative assets and other credit agreements with a fair value of $329.2 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At May 31, 2023, cash collateral received was $744.6 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$135,477	$320,499	$4,829	$(27,449)	$433,356
Credit default swaps	157	350	564	(65)	1,006
Total return swaps	113,354	181,472	14	(11,527)	283,313
Foreign currency forwards, swaps and options	64,535	10,191	—	(2,576)	72,150
Fixed income forwards	1,443	—	—	—	1,443
Interest rate swaps, options and forwards	105,027	586,148	558,711	(153,198)	1,096,688
Total	$419,993	$1,098,660	$564,118	$(194,815)	1,887,956
Cross product counterparty netting					(52,067)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,835,889
(1)At May 31, 2023, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $27.9 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At May 31, 2023, cash collateral pledged was $552.0 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at May 31, 2023 (in thousands):

Counterparty credit quality (1):
A- or higher	$604,016
BBB- to BBB+	68,547
BB+ or lower	136,146
Unrated	102,782
Total	$911,491
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
Credit Related Derivative Contracts
The following tables present external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	May 31, 2023
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$551.1	$828.4	$—	$1,379.5
Single name credit default swaps	—	—	0.2	0.2

	November 30, 2022
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$207.9	$515.8	$—	$723.7
Single name credit default swaps	—	—	0.2	0.2

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

	May 31, 2023	November 30, 2022
Derivative instrument liabilities with credit-risk-related contingent features	$117.5	$226.5
Collateral posted	(57.7)	(168.8)
Collateral received	157.0	177.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	216.8	235.0
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value by class of collateral pledged (in thousands):

	May 31, 2023
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$651,481	$504,289	$1,654	$1,157,424
Corporate debt securities	526,227	3,086,166	—	3,612,393
Mortgage-backed and asset-backed securities	—	1,661,050	—	1,661,050
U.S. government and federal agency securities	33,718	7,868,077	7,832	7,909,627
Municipal securities	—	330,501	—	330,501
Sovereign obligations	10,097	2,430,427	—	2,440,524
Loans and other receivables	—	1,001,107	—	1,001,107
Total	$1,221,523	$16,881,617	$9,486	$18,112,626

	November 30, 2022
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$967,800	$471,581	$—	$1,439,381
Corporate debt securities	332,204	2,210,934	—	2,543,138
Mortgage-backed and asset-backed securities	—	1,192,265	—	1,192,265
U.S. government and federal agency securities	66,021	6,203,263	100,362	6,369,646
Municipal securities	—	535,619	—	535,619
Sovereign obligations	—	2,450,880	—	2,450,880
Loans and other receivables	—	538,491	—	538,491
Total	$1,366,025	$13,603,033	$100,362	$15,069,420
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	May 31, 2023
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$651,252	$50,000	$219,962	$300,309	$1,221,523
Repurchase agreements	8,699,975	2,262,499	1,923,173	3,995,970	16,881,617
Obligation to return securities received as collateral, at fair value	9,486	—	—	—	9,486
Total	$9,360,713	$2,312,499	$2,143,135	$4,296,279	$18,112,626

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
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, as initial margin on certain derivative transactions and in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2023 and November 30, 2022, the approximate fair value of securities received as collateral by us that may be sold or repledged was $31.58 billion and $26.82 billion, respectively. At May 31, 2023 and November 30, 2022, a substantial portion of the securities received by us had been sold or repledged.
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

	May 31, 2023
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,157,146	$—	$7,157,146	$(251,622)	$(1,310,861)	$5,594,663
Reverse repurchase agreements	12,811,024	(7,370,112)	5,440,912	(991,898)	(4,395,682)	53,332
Securities received as collateral, at fair value	9,486	—	9,486	—	(9,486)	—
Liabilities:
Securities lending arrangements	$1,221,523	$—	$1,221,523	$(251,622)	$(957,913)	$11,988
Repurchase agreements	16,881,617	(7,370,112)	9,511,505	(991,898)	(7,620,747)	898,860
Obligation to return securities received as collateral, at fair value	9,486	—	9,486	—	(9,486)	—

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
(3)Includes $5.52 billion of securities borrowing arrangements for which we have received securities collateral of $5.37 billion, and $863.2 million of repurchase agreements for which we have pledged securities collateral of $891.1 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $4.12 billion of securities borrowing arrangements for which we have received securities collateral of $4.02 billion, and $495.2 million of repurchase agreements for which we have pledged securities collateral of $507.3 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $1.07 billion and $0.96 billion at May 31, 2023 and November 30, 2022, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Transferred assets	$1,981.7	$2,462.0	$3,456.9	$3,542.6
Proceeds on new securitizations	1,981.8	2,513.4	3,456.9	3,594.0
Cash flows received on retained interests	12.7	6.5	13.2	15.4
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2023 and November 30, 2022.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2023		November 30, 2022
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$2,331.0	$74.6	$219.8	$2.9
U.S. government agency CMBS	3,946.3	376.8	2,997.7	173.9
CLOs	4,553.7	34.6	5,140.5	31.9
Consumer and other loans	1,943.1	115.3	2,526.7	122.8
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Consolidated VIEs
The following table presents information about our consolidated VIEs at May 31, 2023 and November 30, 2022 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	May 31, 2023		November 30, 2022
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash	$112.2	$2.2	$—	$1.4
Financial instruments owned	—	8.5	—	7.1
Securities purchased under agreements to resell (1)	1,399.9	—	1,565.0	—
Receivables from brokers (2)	—	60.5	—	15.2
Other receivables	—	0.9	—	—
Other assets (3)	931.9	96.1	798.8	88.3
Total assets	$2,444.0	$168.2	$2,363.8	$112.0
Financial instruments sold, not yet purchased	$—	$3.1	$—	$5.7
Other secured financings (4)	2,226.5	—	2,289.9	—
Payables to broker dealers	—	0.1	—	—
Other liabilities (5)	128.7	56.8	4.6	37.6
Long-term debt (6)	98.1	49.5	—	24.7
Total liabilities	$2,453.3	$109.5	$2,294.5	$68.0
(1)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(2)Approximately $1.4 million of receivables from brokers at May 31, 2023 are with related consolidated entities, which are eliminated in consolidation.
(3)Approximately $3.9 million and $82.4 million of the other assets at May 31, 2023 and November 30, 2022, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $327.0 million and $253.8 million of the other secured financings at May 31, 2023 and November 30, 2022, respectively, are with related consolidated entities and are eliminated in consolidation.
(5)Approximately $174.5 million and $30.9 million of the other liabilities amounts at May 31, 2023 and November 30, 2022, respectively, are with related consolidated entities, which are eliminated in consolidation.
(6)Approximately $8.0 million of the long-term debt amount at May 31, 2023 is with related consolidated entities, which is eliminated in consolidation.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other. We are the primary beneficiary of certain investment vehicles that we manage for external investors and certain investment vehicles set up for the benefit of our employees as well as investment vehicles managed by third parties where we have a controlling financial interest. The assets of these VIEs consist primarily of private equity securities and corporate debt and equity securities. Our variable interests in these vehicles consist of equity securities, management and performance fees and revenue share. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	May 31, 2023
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$406.1	$1.4	$3,403.9	$7,377.0
Asset-backed vehicles	686.0	—	741.8	3,000.7
Related party private equity vehicles	3.6	—	14.2	9.5
Other investment vehicles	1,092.9	—	1,284.3	19,552.7
FXCM	87.1	—	87.1	360.3
OpNet	188.6	—	188.6	1,054.5
Total	$2,464.3	$1.4	$5,719.9	$31,354.7

	November 30, 2022
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$133.5	$1.4	$1,642.5	$7,705.3
Asset-backed vehicles	561.0	—	690.4	4,408.3
Related party private equity vehicles	24.8	—	35.5	69.1
Other investment vehicles	1,172.6	—	1,254.0	18,940.5
FXCM	94.8	—	94.8	389.6
Total	$1,986.7	$1.4	$3,717.2	$31,512.8
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
Related Party Private Equity Vehicles. We have committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At May 31, 2023 and November 30, 2022, our total equity commitment in the JCP Entities was $133.0 million, of which $122.4 million and $122.4 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $3.6 million and $24.8 million at May 31, 2023 and November 30, 2022, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At May 31, 2023 and November 30, 2022, we had equity commitments to invest $1.25 billion and $1.14 billion, respectively, in various other investment vehicles, of which $1.06 billion and $1.06 billion was funded, respectively. The carrying value of our equity investments was $1.09 billion and $1.17 billion at May 31, 2023 and November 30, 2022, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
FXCM. We have equity interests in FXCM of $46.6 million and $59.7 million at May 31, 2023 and November 30, 2022, respectively, consisting of a 50% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM, which is accounted for under the equity method of accounting and reported within Investments in and loans to related parties in the Consolidated Statements of Financial Condition. We also have a senior secured term loan to FXCM, which is accounted for at a fair value of $38.1 million and $35.1 million, at May 31, 2023 and November 30, 2022, respectively, and is reported within Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. FXCM is considered a VIE and our term loan and equity interest are variable interests. The assets of FXCM primarily consist of brokerage receivables and other financial instruments and operating assets as part of FXCM’s foreign exchange trading business.
OpNet. We hold various investments in OpNet (formerly known as Linkem), including approximately 47% of the common shares and 50% of the voting rights, which is accounted for under the equity method of accounting and reported within Investments in and loans to related parties in the Consolidated Statements of Financial Condition. Refer to Note 9, Investments, for further discussion. As a result of a reconsideration event during the three months ended February 28, 2023, OpNet was determined to be a VIE. The assets of OpNet primarily consist of network and equipment and wireless spectrum licenses.
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
At May 31, 2023 and November 30, 2022, we held $1.93 billion and $1.47 billion of agency mortgage-backed securities, respectively, and $200.4 million and $180.6 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

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

	May 31, 2023	November 30, 2022
Total Investments in and loans to related parties	$1,412.5	$1,426.8

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Total equity method pickup earnings (losses) recognized in Other revenues in our Consolidated Statements of Earnings	$(87.8)	$16.1	$(151.8)	$49.8
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information at a lag and the summarized information provided for these investees is based on the latest financial information available as of May 31, 2023, November 30, 2022 and May 31, 2022.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
At May 31, 2023, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.50 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At May 31, 2023, our remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2024 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2023. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2024 with automatic one year extensions absent a 60 days termination notice by either party. At May 31, 2023, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Interest income	$—	$0.3	$—	$0.4
Unfunded commitment fees	0.3	0.3	0.6	0.6
The following is a summary of selected financial information for Jefferies Finance (in millions):

	May 31, 2023	November 30, 2022
Total assets	$6,529.7	$6,773.2
Total liabilities	5,218.8	5,500.4

	May 31, 2023	November 30, 2022
Our total equity balance	$650.1	$636.4

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net earnings (losses)	$12.9	$(9.1)	$27.8	$48.4
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Origination and syndication fee revenues (1)	$20.2	$41.9	$46.2	$156.8
Origination fee expenses (1)	6.3	11.4	10.4	27.3
CLO placement fee revenues (2)	—	1.2	—	1.9
Service fees (3)	16.9	15.8	61.1	65.8
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
(2)We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At May 31, 2023 and November 30, 2022, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $6.2 million and $1.2 million at May 31, 2023 and November 30, 2022, respectively. At May 31, 2023 and November 30, 2022, payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers in our Consolidated Statements of Financial Condition, were $10.2 million and $0.5 million, respectively.
Berkadia
Berkadia is a commercial mortgage banking, servicing and finance joint venture that was formed by us and Berkshire Hathaway Inc. We are entitled to receive 44.4% of the profits of Berkadia. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies or other investors. Berkadia also is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Commercial paper issued by Berkadia is supported by a $1.50 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At May 31, 2023, the aggregate amount of commercial paper outstanding was $1.47 billion.
The following is a summary of selected financial information for Berkadia (in millions):

	May 31, 2023	November 30, 2022
Total assets	$4,524.6	$4,436.0
Total liabilities	2,729.1	2,801.7
Total noncontrolling interest	854.9	690.1

	May 31, 2023	November 30, 2022
Our total equity balance	$424.9	$425.9

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net earnings	$13.5	$85.8	$42.5	$172.2
At May 31, 2023 and November 30, 2022, we had commitments to purchase $144.0 million and $237.4 million, respectively, of agency CMBS from Berkadia.
OpNet
We own approximately 47.4% of the common shares and 50.0% of the voting rights of OpNet. We recognized equity method pickup losses of $83.0 million and $121.8 million during the three and six months ending May 31, 2023, respectively, and $14.5 million and $29.3 million during the three and six months ending May 31, 2022, respectively in Other revenues.
In addition to common stock, we own various classes of convertible preferred stock with a carrying value of $0.4 million and $0.0 million at May 31, 2023 and November 30, 2022, respectively. During the three and six months ending May 31, 2023, we contributed $23.4 million and $82.9 million, respectively, to OpNet through direct subscription, settlement of subscription advances, and conversion of a shareholder loan. The convertible preferred stock is automatically convertible to common shares in 2026. We also hold common stock warrants, which are exercisable by June 2024 and June 2027 and received warrants in January 2023 to acquire the new class of preferred stock, which are exercisable by December 23, 2027. The common stock warrants and preferred stock warrants are reported in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and had a fair value of $85.2 million and $54.2 million at May 31, 2023 and November 30, 2022, respectively.
If our convertible preferred stock and common stock warrants were all converted or exercised, our ownership would increase to approximately 71.8% of OpNet’s common equity and voting rights.
We also own redeemable preferred stock and subordinated bonds issued by OpNet. The redeemable preferred stock is reported in Other assets in our Consolidated Statements of Financial Condition and had a carrying value of $0.0 million and $24.5 million at May 31, 2023 and November 30, 2022, respectively. The subordinated bonds are reported in Financial instruments owned, at fair value in our Consolidated Statements of Condition with a fair value of $52.7 million and $48.6 million at May 31, 2023 and November 30, 2022, respectively.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We have outstanding shareholder loans to OpNet. The total carrying value of shareholder loans to OpNet was $46.3 million and $19.3 million at May 31, 2023 and November 30, 2022, respectively. On June 26, 2023, we made an additional shareholder loan of $15.6 million to OpNet.
We have agreed to provide additional financial support, if necessary, to meet certain funding needs of OpNet through June 2024.
As a result of a reconsideration event occurring during the three months ended February 28, 2023, upon the issuance of the new class of convertible preferred stock, OpNet was determined to be a VIE.
The following is a summary of selected financial information for OpNet (in millions):

	May 31, 2023	November 30, 2022
Total assets	$1,054.5	$1,050.8
Total liabilities	996.1	935.2

	May 31, 2023	November 30, 2022
Our total equity balance	$—	$—

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net losses	$(90.4)	$(21.8)	$(142.0)	$(45.3)
FXCM
We have a 50.0% voting interest in FXCM, a provider of online foreign exchange trading services, and have the ability to significantly influence FXCM through our seats on the board of directors. During the three and six months ended May 31, 2023, we contributed additional capital of $5.0 million and $10.0 million, respectively. We also have a senior secured term loan to FXCM, which is reported within Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and had a fair value of $38.1 million and $35.1 million at May 31, 2023 and November 30, 2022, respectively. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology and other assets over their respective useful lives (weighted average life of 4 years for amortizable assets). FXCM is considered a VIE and our term loan and equity interest are variable interests.
In March 2023, certain noteholders of Global Brokerage Inc. (“GLBR”) filed an involuntary bankruptcy petition against GLBR and its subsidiary, Global Brokerage Holdings LLC (“Holdings”), which holds a 50% voting equity interest in FXCM. In addition to all of FXCM’s assets being pledged as collateral to Jefferies in connection with the senior secured term loan, all of Holdings’ equity interest in FXCM is also pledged as collateral to Jefferies in connection with the senior secured term loan. Jefferies currently intends to seek to lift the automatic stay in the bankruptcy proceeding and to enforce its rights under the term loan, the controlling intercreditor agreement, and related contractual agreements among the parties. Jefferies believes that the successful enforcement of those rights will result in Jefferies owning 100% of FXCM.
The following is a summary of selected financial information for FXCM (in millions):

	May 31, 2023	November 30, 2022
Total assets	$360.3	$389.6
Total liabilities	327.4	341.4

	May 31, 2023	November 30, 2022
Our total equity balance	$46.6	$59.7

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net earnings (losses)	$(5.4)	$4.7	$(25.8)	$(3.4)

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
In connection with foreign exchange contracts entered into with FXCM, we have $0.5 million at November 30, 2022, included in Payables—brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition.
Golden Queen Mining Company LLC
We have a 50.0% ownership interest in Golden Queen, which owns and operates a gold and silver mine project located in California. We also own warrants to purchase shares with a fair value of $0.0 million and $0.6 million at May 31, 2023 and November 30, 2022, respectively, which if exercised, would increase our ownership to approximately 51.9% of Golden Queen’s common equity. The warrants are reported in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. We also have a shareholder loan to Golden Queen with a carrying value of $18.7 million and $14.0 million at May 31, 2023 and November 30, 2022, respectively. During the three and six months ended May 31, 2023, we recognized other-than-temporary impairment charges of $7.3 million and $29.4 million, respectively, on our investment within Other revenues in our Consolidated Statement of Earnings. The following is a summary of selected financial information for Golden Queen (in millions):

	May 31, 2023	November 30, 2022
Total assets	$219.9	$209.8
Total liabilities	114.6	102.1

	May 31, 2023	November 30, 2022
Our total equity balance	$16.8	$46.5

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net losses	$(1.4)	$(3.0)	$(2.3)	$(7.6)
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
We own a 48.1% equity interest in 54 Madison, a fund that most recently owned an interest in one real estate project and is in the process of being liquidated.
The following is a summary of selected financial information for our significant real estate investments (in millions):

	May 31, 2023	November 30, 2022
Total assets	$227.4	$350.4
Total liabilities	400.4	487.5

	May 31, 2023	November 30, 2022
Our total equity balance	$92.9	$107.3

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net earnings (losses)	$(3.4)	$(6.1)	$(2.3)	$0.5

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We received distributions from 54 Madison on our equity interest as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Distributions	$—	$0.2	$17.1	$0.2
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by our President. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $2.9 million and $23.9 million at May 31, 2023 and November 30, 2022, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, herein). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net gains (losses) from our investments in JCP Fund V	$(1.7)	$2.3	$(8.3)	$3.2
At both May 31, 2023 and November 30, 2022, we were committed to invest equity of up to $85.0 million in JCP Fund V. At both May 31, 2023 and November 30, 2022, our unfunded commitment relating to JCP Fund V was $8.7 million.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.2% at May 31, 2023 of the combined equity interests (in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Net increase (decrease) in net assets resulting from operations (1)	$(4,896)	$(54,551)	$7,534	$(3,159)
(1)Financial information for JCP Fund V within our results of operations for the three and six months ended May 31, 2023 and 2022 is included based on the presented periods.
Asset Management Investments
We have an investment with a carrying amount of $18.0 million and $18.6 million at May 31, 2023 and November 30, 2022, respectively, consisting of our shares in Monashee, an investment management company, registered investment advisor and general partner of various investment management funds, which provides us with a 50.0% voting rights interest and the rights to distributions of 47.5% of the annual net profits of Monashee’s operations if certain thresholds are met. A portion of the carrying amount of the investment in Monashee relates to contract and customer relationship and client relationship intangible assets and goodwill. The intangible assets are amortized over their useful life and the goodwill is not amortized.
We also have an investment management agreement whereby Monashee provides asset management services to us for certain separately managed accounts. Our net investment balance in the separately managed accounts was $19.7 million and $17.7 million at May 31, 2023 and November 30, 2022, respectively. The following table presents the activity included in our Consolidated Statements of Earnings related to these separately managed accounts (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Investment losses (1)	$(0.6)	$(0.3)	$(0.3)	$(2.4)
Management fees (2)	0.2	0.1	0.4	0.3
(1)Included in Principal transactions revenues in our Consolidated Statements of Earnings.
(2)Included in Floor brokerage and clearing fees in our Consolidated Statements of Earnings.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
ApiJect
We own shares which represent a 38% economic interest in ApiJect at May 31, 2023, which is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included within corporate equity securities in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition. Additionally, we have a right to 1.125% of ApiJect’s future revenues. At both May 31, 2023 and November 30, 2022, the total fair value of our equity investment in common shares of ApiJect was $100.1 million, which is included within Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032.
We also have a term loan agreement with a principal of ApiJect for $29.8 million, which matures on July 31, 2023. The loan is accounted for at cost plus accrued interest and is reported within Other assets in our Consolidated Statements of Financial Condition. The loan has a fair value of $30.0 million and $28.9 million at May 31, 2023 and November 30, 2022, respectively, which would be classified as Level 3 in the fair value hierarchy. For the periods presented below, interest income recognized on the loan is included in Interest revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Interest income on term loan agreement	$0.6	$0.6	$1.1	$1.1
SPAC
We own 73.4% of the publicly traded units of a special purpose acquisition company (“SPAC”), which represents 25.7% of the voting shares of the SPAC at May 31, 2023. At May 31, 2023, the SPAC is considered a VIE. We have significant influence over the SPAC but we are not considered to be the primary beneficiary as we do not have control. Our investment is accounted for at fair value pursuant to the fair value option and is included within corporate equity securities in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition. The fair value of the investment was $22.6 million and $22.8 million at May 31, 2023 and November 30, 2022, respectively, which is included within Level 1 of the fair value hierarchy.

Note 10. Credit Losses on Financial Assets Measured at Amortized Cost
Automobile Loans. Financial assets measured at amortized cost are presented at the net amount expected to be collected and the measurement of credit losses and any expected increases or decreases in expected credit losses are recognized in earnings. The estimate of expected credit losses involves judgment based on an assessment over the life of the financial instrument taking into consideration the forecast of expected future economic conditions.
At May 31, 2023 and November 30, 2022, we had automobile loans, including accrued interest and related fees, of $896.9 million and $891.1 million, respectively, which are classified as either held for investment or held for sale depending on the intent and ability to hold the loans, which are collateralized by a security interest in the vehicles’ titles. These loans are included in Other assets in our Consolidated Statements of Financial Condition. Loans held for investment are recorded at cost, net of deferred acquisition costs and an allowance for credit losses. Loans held for sale are recorded at the lower of cost or fair value until the loans are sold.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
A rollforward of the allowance for credit losses related to our automobile loans for the three and six months ended May 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Beginning balance	$78,055	$70,109	$79,614	$67,236
Provision for doubtful accounts	9,781	8,935	17,610	16,480
Charge-offs, net of recoveries	(9,214)	(3,384)	(18,602)	(8,056)
Ending balance	$78,622	$75,660	$78,622	$75,660
The following tables present a summary of automobile loans held for investment by credit score, determined at origination, at May 31, 2023 for each vintage of the loan portfolio (dollars in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	Prior Years	Total	Percent
Credit scores of 680 and above	$26,609	$50,561	$37,271	$12,808	$12,044	$5,261	$144,554	16.3%
Credit scores between 620 to 679	75,584	155,727	106,224	34,126	25,460	14,975	412,096	46.6
Credit scores below 620	56,456	156,061	77,402	16,166	14,097	8,352	328,534	37.1
Total	$158,649	$362,349	$220,897	$63,100	$51,601	$28,588	$885,184	100.0%
The following tables present a summary of automobile loans held for investment by credit score, determined at origination, at November 30, 2022 for each vintage of the loan portfolio (dollars in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	Prior Years	Total	Percent
Credit scores of 680 and above	$53,700	$46,668	$17,276	$16,560	$7,631	$1,378	$143,213	16.3%
Credit scores between 620 to 679	170,220	132,528	44,095	35,393	17,635	7,647	407,518	46.3
Credit scores below 620	175,690	97,953	21,371	19,039	8,840	5,602	328,495	37.4
Total	$399,610	$277,149	$82,742	$70,992	$34,106	$14,627	$879,226	100.0%
The aging of automobile loans held for investment at May 31, 2023 is as follows (dollars in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	Prior Years	Total	Percent
Current accounts	$156,324	$336,307	$200,178	$58,000	$47,363	$25,686	$823,858	93.1%
Delinquent accounts
30 - 59 days	1,783	19,466	15,507	4,036	3,331	2,262	46,385	5.2
60 - 89 days	363	4,349	3,358	748	684	429	9,931	1.1
90 days and over	179	2,227	1,854	316	223	211	5,010	0.6
Total	$158,649	$362,349	$220,897	$63,100	$51,601	$28,588	$885,184	100.0%

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The aging of automobile loans held for investment at November 30, 2022 is as follows (dollars in thousands):

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
The allowance for credit losses for investment banking receivables for the three and six months ended May 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Beginning balance	$7,270	$4,509	$5,914	$4,824
Bad debt expense, net of reversals	239	499	1,747	839
Charge-offs	(2,981)	—	(3,067)	(50)
Recoveries collected	(2,459)	(138)	(2,525)	(743)
Ending balance (1)	$2,069	$4,870	$2,069	$4,870
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

Note 11. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	May 31, 2023	November 30, 2022
Investment Banking and Capital Markets	$1,555,020	$1,552,944
Asset Management	183,170	183,170
Total goodwill	$1,738,190	$1,736,114
The following table is a summary of the changes to goodwill for the six months ended May 31, 2023 (in thousands):

Balance at November 30, 2022	$1,736,114
Currency translation and other adjustments	2,076
Balance at May 31, 2023	$1,738,190

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at May 31, 2023 and November 30, 2022 (dollars in thousands):

	May 31, 2023			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,325	$(91,601)	$34,724	7.7
Trade name	127,645	(37,438)	90,207	24.8
Exchange and clearing organization membership interests and registrations	7,428	—	7,428	N/A
Other	14,958	(12,383)	2,575	4.4
Total	$276,356	$(141,422)	$134,934

	November 30, 2022			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,028	$(89,109)	$36,919	8.2
Trade name	127,185	(35,486)	91,699	25.3
Exchange and clearing organization membership interests and registrations	7,408	—	7,408	N/A
Other	14,957	(11,521)	3,436	4.7
Total	$275,578	$(136,116)	$139,462
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $2.3 million and $4.7 million for the three and six months ended May 31, 2023, respectively, and $2.5 million and $6.0 million three and six months ended May 31, 2022, respectively. These expenses are included in Depreciation and amortization in our Consolidated Statements of Earnings.
The estimated future amortization expense for the next five fiscal years is as follows (in thousands):

Remainder of fiscal year 2023	$4,940
Year ending November 30, 2024	9,259
Year ending November 30, 2025	8,693
Year ending November 30, 2026	8,655
Year ending November 30, 2027	8,620

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 12. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Revenues from contracts with customers:
Investment banking	$492,475	$600,859	$995,273	$1,545,907
Commissions and other fees	235,312	254,706	448,582	484,022
Asset management fees	4,864	3,300	22,621	15,869
Manufacturing revenues	—	166,028	—	307,136
Oil and gas revenues	263	83,240	25,769	141,159
Real estate revenues	7,456	12,956	10,203	23,194
Other contracts with customers	13,031	11,868	25,961	22,712
Total revenue from contracts with customers	753,401	1,132,957	1,528,409	2,539,999
Other sources of revenue:
Principal transactions	320,959	196,995	818,205	440,167
Revenue from strategic affiliates	9,069	10,829	30,298	37,811
Interest	632,679	245,051	1,164,064	459,335
Other	(64,926)	10,614	(109,230)	31,949
Total revenues	$1,651,182	$1,596,446	$3,431,746	$3,509,261
See Note 12, Revenues from Contracts with Customers, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022 for additional information regarding revenues from contracts with customers.
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic region (in thousands):

	Three Months Ended May 31,						Six Months Ended May 31,
	2023			2022			2023			2022
	Reportable Segment			Reportable Segment			Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$254,157	$—	$254,157	$371,760	$—	$371,760	$551,335	$—	$551,335	$915,529	$—	$915,529
Investment banking - Underwriting	238,318	—	238,318	229,099	—	229,099	443,938	—	443,938	630,378	—	630,378
Equities (1)	232,304	—	232,304	251,278	—	251,278	442,766	—	442,766	477,209	—	477,209
Fixed income (1)	3,008	—	3,008	3,428	—	3,428	5,816	—	5,816	6,813	—	6,813
Asset management	—	4,864	4,864	—	3,300	3,300	—	22,621	22,621	—	15,869	15,869
Merchant banking	—	20,750	20,750	—	274,092	274,092	—	61,933	61,933	—	494,201	494,201
Total	$727,787	$25,614	$753,401	$855,565	$277,392	$1,132,957	$1,443,855	$84,554	$1,528,409	$2,029,929	$510,070	$2,539,999
Primary geographic region:
Americas	$540,001	$24,434	$564,435	$683,293	$276,330	$959,623	$1,095,928	$82,227	$1,178,155	$1,620,226	$508,128	$2,128,354
Europe and the Middle East	121,913	596	122,509	106,392	649	107,041	238,132	1,173	239,305	272,564	1,207	273,771
Asia	65,873	584	66,457	65,880	413	66,293	109,795	1,154	110,949	137,139	735	137,874
Total	$727,787	$25,614	$753,401	$855,565	$277,392	$1,132,957	$1,443,855	$84,554	$1,528,409	$2,029,929	$510,070	$2,539,999
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Refer to Note 21, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2023. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at May 31, 2023.
During the three and six months ended May 31, 2023, we recognized $12.2 million and $28.5 million, respectively, compared with $18.9 million and $52.6 million, during the three and six months ended May 31, 2022, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, during the three and six months ended May 31, 2023, we recognized $7.8 million and $15.5 million, respectively, compared with $6.6 million and $10.1 million, during the three and six months ended May 31, 2022, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at May 31, 2023 and November 30, 2022 were $26.4 million and $27.0 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three and six months ended May 31, 2023, we recognized revenues of $12.4 million and $16.0 million, respectively, compared with $8.1 million and $20.8 million, during the three and six months ended May 31, 2022, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $188.9 million and $206.6 million at May 31, 2023 and November 30, 2022, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At May 31, 2023 and November 30, 2022, capitalized costs to fulfill a contract were $4.2 million and $3.4 million, respectively, which are recorded in Receivables—Fees, interest and other in our Consolidated Statements of Financial Condition. For the three and six months ended May 31, 2023, we recognized expenses of $0.7 million and $1.3 million, respectively, compared with $0.7 million and $1.5 million, during the three and six months ended May 31, 2022, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31, 2023 and 2022.

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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Senior Executive Compensation Plan.
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
At May 31, 2023, there were approximately 1,811,000 shares of restricted stock outstanding with future service required, 3,699,000 RSUs outstanding with future service required (including target RSUs that may be issued under the senior executive compensation plan), 10,189,000 RSUs outstanding with no future service required, 5,065,000 stock options outstanding and 1,232,000 shares issuable under other plans. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 20,185,000 at May 31, 2023.
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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Components of compensation cost:
Restricted cash awards	$54.9	$30.0	$122.5	$62.0
Restricted stock and RSUs (1)	10.5	13.3	24.2	23.0
Profit sharing plan	2.1	2.3	8.3	7.6
Total compensation cost	$67.5	$45.6	$155.0	$92.6
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Remaining unamortized amounts related to certain compensation plans at May 31, 2023 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$124.2	3.5
Restricted cash awards (1)	677.3	3.0
Total	$801.5
(1)The remaining unamortized amount is included within Other assets in our Consolidated Statements of Financial Condition.
For detailed descriptions of our compensation plans, see Note 13, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022.

Note 14. Short-Term Borrowings
Short-term borrowings at May 31, 2023 and November 30, 2022 mature in one year or less and include the following (in thousands):

	May 31, 2023	November 30, 2022
Bank loans (1)	$842,832	$517,524
Fixed rate callable note (1)	4,068	4,068
Floating rate puttable notes (1)	—	6,800
Total short-term borrowings	$846,900	$528,392
(1)These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At May 31, 2023, the weighted average interest rate on short-term borrowings outstanding is 5.99% per annum.
At May 31, 2023 and November 30, 2022, our borrowings under credit facilities classified within bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $840.0 million and $517.0 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At May 31, 2023, we were in compliance with all covenants under these credit facilities.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 15. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (dollars in thousands):

	Maturity	Effective Interest Rate	May 31, 2023	November 30, 2022
Unsecured long-term debt:
5.500% Senior Notes	October 18, 2023	5.68%	$385,714	$393,048
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	533,211	519,970
4.500% Callable Note due 2025	July 22, 2025	4.84%	6,163	6,153
5.000% Callable Note due 2026	March 26, 2026	5.52%	8,573	8,554
6.000% Callable Note due 2026	May 30, 2026	6.23%	14,077	—
4.850% Senior Notes (1)	January 15, 2027	7.31%	707,746	703,533
6.450% Senior Debentures	June 8, 2027	5.46%	362,539	363,915
5.000% Callable Note due 2027	June 16, 2027	5.22%	24,803	24,784
5.000% Callable Note due 2028	February 17, 2028	5.29%	9,899	9,888
4.150% Senior Notes	January 23, 2030	4.26%	992,031	991,518
2.625% Senior Debentures (1)	October 15, 2031	4.58%	914,221	911,777
2.750% Senior Debentures (1)	October 15, 2032	6.81%	395,013	392,162
6.250% Senior Notes	January 15, 2036	6.03%	485,148	497,681
6.500% Senior Notes	January 20, 2043	6.05%	406,094	409,472
6.625% Senior Notes	October 23, 2043	6.72%	246,975	246,954
Floating Rate Senior Notes	October 29, 2071	4.98%	61,722	61,715
Unsecured Revolving Credit Facility	August 3, 2024	6.55%	349,631	349,578
Structured Notes (2)	Various	Various	1,603,443	1,583,828
Total unsecured long-term debt			7,507,003	7,474,530
Secured long-term debt:
HomeFed EB-5 Program Debt			235,430	209,060
HomeFed Construction Loans			82,773	56,965
Secured Credit Facilities			860,334	933,531
Secured Bank Loan			100,000	100,000
Total long-term debt (3)			$8,785,540	$8,774,086
(1)The carrying values of these senior notes include net losses of $7.3 million and net gains of $155.6 million for the six months ended May 31, 2023 and 2022, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 5, Derivative Financial Instruments, for further information.
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
(3)Total Long-term debt has a fair value of $8.55 billion and $8.46 billion at May 31, 2023 and November 30, 2022, respectively, which would be classified as Level 2 or Level 3 in the fair value hierarchy.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the six months ended May 31, 2023, long-term debt increased by $11.5 million to $8.79 billion at May 31, 2023, as presented in our Consolidated Statements of Financial Condition, primarily due to $47.8 million of net issuances related to our secured credit facilities and unsecured long-term debt, $28.7 million of net losses related to fair value changes of our unsecured structured notes and $8.1 million of losses on certain of our senior notes associated with interest rate swaps based on their designation as fair value hedges, partially offset by $46.2 million decrease resulting from the Vitesse Energy spin-off. At May 31, 2023, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. Gains and losses in the fair value of structured notes resulting from non-credit components are recognized within Other adjustments on the Consolidated Statements of Cash Flow.
At May 31, 2023 and November 30, 2022, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to $860.3 million and $933.5 million, respectively. Interest on these credit facilities are based on the adjusted LIBOR, the Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At May 31, 2023, we were in compliance with all covenants under these credit facilities, except for one facility secured by automobile loans with an outstanding balance of $20.1 million for which technical violations have occurred. This facility has been subsequently amended and we are in compliance with the respective covenants.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At both May 31, 2023 and November 30, 2022, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus SOFR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At May 31, 2023, we were in compliance with all covenants under the Secured Bank Loan.
HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act (“EB-5 Program”). This debt is secured by certain real estate of HomeFed. At May 31, 2023, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Substantially all of HomeFed’s EB-5 Program debt matures in 2024 through 2028.
At May 31, 2023, HomeFed has construction loans with an aggregate committed amount of $101.9 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loans bears interest based on the 30-day LIBOR or the SOFR, plus spreads of 2.15% to 3.00%, subject to adjustment on the first of each calendar month. At May 31, 2023, the weighted average interest rate on these loans was 7.75%. The loans mature between October 2023 and May 2024 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At May 31, 2023 and November 30, 2022, $82.8 million and $57.0 million, respectively, was outstanding under the construction loan agreements.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 16. Common Shares and Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Numerator for earnings per common share:
Net earnings attributable to Jefferies Financial Group Inc.	$12,395	$114,014	$146,014	$441,461
Allocation of earnings to participating securities (1)	(4)	(365)	(830)	(2,116)
Net earnings attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	12,391	113,649	145,184	439,345
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	(1)	(4)	(31)	25
Mandatorily redeemable convertible preferred share dividends	—	—	2,016	4,141
Net earnings attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$12,390	$113,645	$147,169	$443,511
Denominator for earnings per common share:
Weighted average common shares outstanding	232,842	236,687	230,193	239,325
Weighted average shares of restricted stock outstanding with future service required	(1,853)	(967)	(1,989)	(1,259)
Weighted average RSUs outstanding with no future service required	11,579	13,422	12,621	15,264
Denominator for basic earnings per common share – weighted average shares	242,568	249,142	240,825	253,330
Stock options and other share-based awards (2)	1,618	1,331	2,086	1,627
Senior executive compensation plan RSU awards	1,227	1,506	2,072	2,096
Mandatorily redeemable convertible preferred shares	—	—	1,887	4,441
Denominator for diluted earnings per common share	245,413	251,979	246,870	261,494
Earnings per common share:
Basic	$0.05	$0.46	$0.60	$1.73
Diluted	$0.05	$0.45	$0.60	$1.70
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 340,776 and 506,475 for the three and six months ended May 31, 2023, respectively, compared with 975,500 and 1,269,800 during the three and six months ended May 31, 2022, respectively. Dividends declared on participating securities were not material during the three and six months ended May 31, 2023 and 2022. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per share in the future.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 17. Accumulated Other Comprehensive Income (Loss)
Activity in accumulated Other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Earnings. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	May 31, 2023	November 30, 2022
Net unrealized gains (losses) on available for sale securities	$(5,933)	$(5,892)
Net unrealized foreign exchange losses	(193,007)	(220,071)
Net unrealized losses related to instrument specific credit risk	(122,483)	(104,526)
Net minimum pension liability	(48,629)	(48,930)
Total accumulated other comprehensive loss	$(370,052)	$(379,419)
Significant amounts reclassified out of accumulated other comprehensive income (loss) to net earnings are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net unrealized gains (losses) on instrument specific credit risk at fair value (1)	$82	$(2)	$(164)	$(24)
Amortization of defined benefit pension plan actuarial losses (2)	(149)	(611)	(546)	(1,201)
Total reclassifications for the period, net of tax	$(67)	$(613)	$(710)	$(1,225)
(1)The amounts include income tax benefits (expenses) of approximately $0.0 million and $0.1 million during the three and six months ended May 31, 2023, respectively, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(2)The amounts include income tax benefits (expenses) of approximately $0.0 million and $0.1 million during the three and six months ended May 31, 2023, respectively, and tax expenses of approximately $0.4 million and $0.4 million during the three and six months ended May 31, 2022, respectively, which were reclassified to Compensation and benefits expenses in our Consolidated Statements of Earnings. See Note 14, Benefit Plans, for information included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022.

Note 18. Income Taxes
At May 31, 2023 and November 30, 2022, our total gross unrecognized tax benefits were $349.4 million and $350.0 million, respectively. At May 31, 2023 and November 30, 2022, we had interest accrued of approximately $126.2 million and $116.5 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $276.3 million and $276.5 million (net of Federal benefit) at May 31, 2023 and November 30, 2022, respectively. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Earnings.
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
For the three and six months ended May 31, 2023, the provision for income taxes was $9.2 million and $37.9 million, respectively, representing an effective tax rate of 51.5% and 21.6%, respectively.
For the three and six months ended May 31, 2022, the provision for income taxes was $49.7 million and $114.0 million, respectively, representing an effective tax rate of 29.8% and 20.4%, respectively.

Note 19. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at May 31, 2023 (in millions):

	Expected Maturity Date (Fiscal Years)
	2023	2024	2025 and 2026	2027 and 2028	2029 and Later	Maximum Payout
Equity commitments (1)	$13.1	$16.8	$84.2	$2.7	$205.1	$321.9
Loan commitments (1)	2.5	250.0	70.0	7.6	—	330.1
Loans purchase commitments (2)	2,239.7	—	—	—	—	2,239.7
Underwriting commitments	22.3	—	—	—	—	22.3
Forward starting reverse repos (3)	5,287.2	—	—	—	—	5,287.2
Forward starting repos (3)	4,025.5	—	—	—	—	4,025.5
Other unfunded commitments (1)	66.9	119.1	506.4	—	—	692.4
Total commitments	$11,657.2	$385.9	$660.6	$10.3	$205.1	$12,919.1
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at May 31, 2023, Jefferies had also entered into back-to-back committed sale contracts aggregating to $2.47 billion.
(3)At May 31, 2023, all forward starting securities purchased under agreements to resell and forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a director. At May 31, 2023, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.6 million.
Additionally, at May 31, 2023, we had other outstanding equity commitments to invest up to $256.2 million with strategic affiliates and $39.7 million to various other investments.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Loan Commitments. From time to time we make commitments to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2023, we had outstanding loan commitments of $77.6 million to clients and $2.5 million to a strategic affiliate.
Loan commitments outstanding at May 31, 2023 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2023 (in millions):

	Expected Maturity Date (Fiscal Years)
	2023	2024	2025 and 2026	2027 and 2028	2029 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$10,044.5	$7,224.5	$21,108.2	$1,460.6	$—	$39,837.8
Written derivative contracts—credit related	—	0.2	—	—	—	0.2
Total derivative contracts	$10,044.5	$7,224.7	$21,108.2	$1,460.6	$—	$39,838.0
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2023, the fair value of derivative contracts meeting the definition of a guarantee is approximately $606.7 million.
HomeFed. For real estate development projects, we are generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee a municipality satisfactory completion of a project. As the planned area is developed and the municipality accepts the improvements, the bonds are released. At May 31, 2023, the aggregate amount of infrastructure improvement bonds outstanding was $52.4 million.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Standby Letters of Credit. At May 31, 2023, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $56.7 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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

Note 20. Net Capital Requirements
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant (“FCM”), is also subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.
Jefferies Financial Services, Inc. (“JFSI”) is a registered swap dealer subject to the CFTC’s regulatory capital requirements and is a registered security-based swap dealer with the SEC subject to the SEC’s security-based swap dealer regulatory rules and is approved by the SEC as an OTC derivatives dealer subject to compliance with the SEC’s net capital requirements. At May 31, 2023, JFSI is in compliance with these SEC and CFTC requirements. Additionally, JFSI is subject to the net capital requirements of the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million. Under CFTC Rule 23.101, JFSI is required to maintain minimum net capital of not less than the greater of 2% of the uncleared swap margin, as defined in CFTC Rule 23.100, or $20 million.
At May 31, 2023, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$914,508	$819,503
JFSI - SEC	378,157	358,157
JFSI - CFTC	378,157	349,122
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
Our reportable business segment information is prepared using the following methodologies:
•Net revenues and non-interest expenses directly associated with each reportable business segment are included in determining earnings (losses) before income taxes.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Our net revenues, non-interest expenses and earnings before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Investment Banking and Capital Markets:
Net revenues	$1,052.5	$1,105.2	$2,259.8	$2,567.6
Non-interest expenses	948.0	908.2	1,983.1	1,967.0
Earnings before income taxes	104.5	197.0	276.7	600.6
Asset Management:
Net revenues	(22.4)	234.0	55.9	460.8
Non-interest expenses	71.7	262.7	162.1	502.7
Losses before income taxes	(94.1)	(28.7)	(106.2)	(41.9)
Total of Reportable Business Segments:
Net revenues	1,030.1	1,339.2	2,315.7	3,028.4
Non-interest expenses	1,019.7	1,170.9	2,145.2	2,469.7
Earnings before income taxes	10.4	168.3	170.5	558.7
Reconciliation to consolidated amounts:
Net revenues	7.5	(1.1)	5.4	2.5
Non-interest expenses	—	0.6	—	2.3
Earnings (losses) before income taxes (1)	7.5	(1.7)	5.4	0.2
Total:
Net revenues	1,037.6	1,338.1	2,321.1	3,030.9
Non-interest expenses	1,019.7	1,171.5	2,145.2	2,472.0
Earnings before income taxes	$17.9	$166.6	$175.9	$558.9
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
The following table summarizes our total assets by reportable business segment (in millions):

	May 31, 2023	November 30, 2022
Investment Banking and Capital Markets	$48,497.5	$45,541.0
Asset Management	5,242.5	5,516.7
Total assets	$53,740.0	$51,057.7

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Americas (1)	$832.2	$1,064.2	$1,814.5	$2,488.5
Europe and the Middle East (2)	143.0	193.7	360.9	419.9
Asia	62.4	80.2	145.7	122.5
Net revenues	$1,037.6	$1,338.1	$2,321.1	$3,030.9
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.

Note 22. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At May 31, 2023 and November 30, 2022, we had $33.9 million and $17.7 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
•On January 13, 2023, our consolidated subsidiary, Vitesse Energy, issued shares measured at a total consideration of $30.6 million in exchange for acquiring all of the outstanding capital interests of Vitesse Oil, which was controlled by JCP Fund V. We provided investment banking services to Vitesse Energy and recognized revenue of $3.0 million for the six months ended May 31, 2023, included within Investment banking revenues in our Consolidated Statements of Earnings. See Note 1, Organization and Basis of Presentation, for additional details related to the Vitesse Energy distribution.
See Note 8, Variable Interest Entities, and Note 19, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
See Note 9, Investments, for further information on transactions with our equity method investees.

JEFFERIES FINANCIAL GROUP INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:
•the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2022 and filed with the Securities and Exchange Commission (“SEC”) on January 27, 2023 and contained in our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2023 and filed with the SEC on April 10, 2023;
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
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended May 31,			Six Months Ended May 31,
	2023	2022	% Change	2023	2022	% Change
Net revenues	$1,037,610	$1,338,070	(22.5)%	$2,321,102	$3,030,912	(23.4)%
Non-interest expenses	1,019,691	1,171,529	(13.0)%	2,145,165	2,472,039	(13.2)%
Earnings before income taxes	17,919	166,541	(89.2)%	175,937	558,873	(68.5)%
Income tax expense	9,235	49,683	(81.4)%	37,929	114,040	(66.7)%
Net earnings	8,684	116,858	(92.6)%	138,008	444,833	(69.0)%
Net earnings (losses) attributable to noncontrolling interests	(3,513)	1,096	N/M	(9,568)	127	N/M
Net losses attributable to redeemable noncontrolling interests	(198)	(323)	(38.7)%	(454)	(896)	(49.3)%
Preferred stock dividends	—	2,071	(100.0)%	2,016	4,141	(51.3)%
Net earnings attributable to Jefferies Financial Group Inc.	12,395	114,014	(89.1)%	146,014	441,461	(66.9)%
Effective tax rate	51.5%	29.8%		21.6%	20.4%
N/M — Not Meaningful

Executive Summary
Three Months Ended May 31, 2023
Consolidated Results
•Net revenues for the three months ended May 31, 2023 were $1.04 billion, down 22.5% compared with $1.34 billion for the three months ended May 31, 2022, substantially as a result of a $268.0 million reduction in merchant banking net revenues within our asset management segment primarily attributable to divestitures made within the last year, and losses of $71.6 million from our equity method investment in OpNet, a legacy merchant banking investment. In addition, mergers and acquisitions activity remained subdued amid an ongoing uncertain global economic backdrop resulting in lower investment banking net revenues. These decreases were partially offset by higher fixed income and equities net revenues.
•Earnings before income taxes were $17.9 million, compared with $166.5 million for the prior year comparable quarter.
•Net earnings attributable to Jefferies Financial Group Inc. were $12.4 million, compared with $114.0 million for the prior year comparable quarter.
Business Results
•Investment banking net revenues were $509.8 million for the three months ended May 31, 2023, compared with $688.9 million in the prior year comparable quarter. Advisory revenues were $254.2 million, down 31.6%, as overall mergers and acquisitions activity was subdued amid ongoing uncertainty in economic and market conditions. Total underwriting revenues of $238.3 million were 3.9% higher than the prior year comparable quarter of $229.5 million. An increase in equity underwriting revenues, driven by a more favorable equity market, was partially offset by a decrease in debt underwriting revenues, in line with dampened industry-wide mergers and acquisitions, and leveraged finance activity.

JEFFERIES FINANCIAL GROUP INC.
•Equities net revenues of $283.3 million for the three months ended May 31, 2023 were 11.2% higher than those of the prior year comparable quarter, with stronger results in our U.S. cash equities and securities finance businesses, as well as improved results in our convertibles business.
•Fixed income net revenues of $259.4 million were up 60.6% compared to the prior year comparable quarter, primarily driven by our U.S. rates, corporates, and distressed trading businesses, partially offset by lower emerging markets revenues. In addition, losses in our CMBS business were reduced from the prior year comparable quarter as interest rates were stable relative to the rapid rise in rates in the same period last year.
•Asset management recognized net losses of $22.4 million for the three months ended May 31, 2023, compared with net revenues of $234.0 million in the prior year comparable quarter. Investment return was higher on strong performance from certain of our strategies, but this was more than offset by a substantial decline in merchant banking net revenues as a result of the sale of Idaho Timber in the third quarter of 2022 and the spin-off of Vitesse Energy in January 2023, as well as losses of $71.6 million attributed to our equity method investment in OpNet, a legacy merchant banking investment.
Non-interest Expenses
•Non-interest expenses were $1.02 billion for the three months ended May 31, 2023, a decrease of 13.0%, compared with $1.17 billion for the prior year comparable quarter. The decrease is primarily due to lower cost of sales as a result of the sale of Idaho Timber in the third quarter of 2022 and the spin-off Vitesse Energy in January 2023.
•Compensation and benefits expense for the three months ended May 31, 2023 was $575.9 million, a decrease of $3.7 million, or 0.6%, from the prior year comparable quarter. Compensation and benefits expense as a percentage of Net revenues was 55.5% for the three months ended May 31, 2023, compared with 43.3% in the prior year comparable quarter and 43.3% for the year ended November 30, 2022. These lower ratios reflect higher merchant banking revenues during those earlier periods within our asset management segment and that have much lower compensation rates.
•Non-compensation expenses for the three months ended May 31, 2023 decreased compared with the prior year comparable quarter as a result of decreases in costs of sales primarily attributable to the divestitures made within the last year. In addition, non-compensation expenses for the three months ended May 31, 2022 included $13.4 million of charitable donations for Ukraine relief. These decreases were partially offset by higher technology and communications expenses as we continue to invest in our capabilities and resilience, and higher professional fees largely related to an increase in legal costs associated with capital markets transactions and litigation.
Six Months Ended May 31, 2023
Consolidated Results
•Net revenues for the six months ended May 31, 2023 were $2.32 billion, down 23.4% compared with $3.03 billion for the six months ended May 31, 2022, substantially as a result of a $442.2 million reduction in merchant banking net revenues within our asset management segment primarily driven by the divestitures made within the last year, and losses of $79.9 million attributed to our equity method investment in OpNet, a legacy merchant banking investment. In addition, Investment banking net revenues were lower year over year, reflecting reduced industry-wide mergers and acquisition activity. These decreases were partially offset by higher fixed income and equities net revenues.
•Earnings before income taxes of $175.9 million were 68.5% lower than that of the prior year comparable period.
•Net earnings attributable to Jefferies Financial Group Inc. of $146.0 million were 66.9% lower than that of the prior year comparable period.
Business Results
•Investment banking net revenues were $1.08 billion for the six months ended May 31, 2023, compared with $1.67 billion in the prior year comparable period. Advisory revenues were $551.3 million, down 39.8%, as overall mergers and acquisitions activity significantly declined. Underwriting revenues of $443.9 million were down 29.6% from the prior year comparable period of $630.7 million, also consistent with the reduction in industry-wide mergers and acquisitions, and leveraged finance activity.
•Equities net revenues of $592.0 million for the six months ended May 31, 2023 were 11.3% higher than those of the prior year comparable period, with stronger results in our cash equity and convertibles businesses.
•Fixed income net revenues of $590.1 million were up 62.0% compared to the prior year comparable period, reflecting strong results across a number of our businesses, including corporates, loans, U.S. rates and distressed trading.

JEFFERIES FINANCIAL GROUP INC.
•Asset management net revenues were $55.9 million, compared with $460.8 million in the prior year comparable period. Asset management fees and investment return were higher on strong performance from certain of our strategies, offset by a significant decrease in our merchant banking activities within our asset management segment largely due to the sale of Idaho Timber in the third quarter of 2022 and the spin-off of Vitesse Energy in January 2023, as well as losses of $79.9 million attributed to our equity method investment in OpNet, a legacy merchant banking investment.
Non-interest Expenses
•Non-interest expenses were $2.15 billion for the six months ended May 31, 2023, a decrease of 13.2%, compared with non-interest expenses of $2.47 billion for the prior year comparable period. The decrease is primarily due to lower cost of sales as a result of divestitures made within the last year and reflects the sale of Idaho Timber in the third quarter of 2022 and spin-off Vitesse Energy in January 2023. In addition, we recognized lower compensation and benefits expense for the six months ended May 31, 2023 compared with the prior year, consistent with the decline in net revenues in our Investment Banking and Capital Markets segment.
•Compensation and benefits expense for the six months ended May 31, 2023 was $1.28 billion, a decrease of $91.4 million, or 6.7%, from the prior year comparable period. Compensation and benefits expense as a percentage of Net revenues was 55.1% for the six months ended May 31, 2023, compared with 45.2% in the prior year comparable period and 43.3% for the year ended November 30, 2022. These lower ratios reflect higher merchant banking revenues during those earlier periods within our asset management segment and that have much lower compensation rates.
•Non-compensation expenses for the six months ended May 31, 2023 decreased compared with prior year comparable period as a result of decreases in costs of sales attributable to the divestitures made within the last year. In addition, non-compensation expenses for the six months ended May 31, 2022 included $13.4 million of charitable donations for Ukraine relief. These decreases were partially offset by higher technology and communications expenses as we continue to invest in our capabilities and resilience, and higher professional fees largely related to an increase in legal costs associated with capital markets transactions and litigation.
Headcount
•At May 31, 2023, we had 5,335 employees globally, a decrease of 284 employees from our headcount of 5,619 at May 31, 2022. Our headcount decreased as our wholly-owned subsidiary, Idaho Timber, was sold in the third quarter of 2022, and we spun-off of our interests in Vitesse Energy in January 2023. The decrease was partially offset by growth in our investment banking headcount, as well as additions in technology and other corporate services staff to support our growth and strategic priorities.

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

JEFFERIES FINANCIAL GROUP INC.
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
The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended May 31,					Six Months Ended May 31,
	2023		2022			2023		2022
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$254,157	24.5%	$371,404	27.7%	(31.6)%	$551,335	23.8%	$915,173	30.3%	(39.8)%
Equity underwriting	148,429	14.3	122,435	9.2	21.2%	273,874	11.8	278,535	9.2	(1.7)%
Debt underwriting	89,889	8.7	107,021	8.0	(16.0)%	170,064	7.3	352,199	11.6	(51.7)%
Total underwriting	238,318	23.0	229,456	17.2	3.9%	443,938	19.1	630,734	20.8	(29.6)%
Other investment banking	17,338	1.7	88,030	6.6	(80.3)%	82,470	3.6	125,500	4.1	(34.3)%
Total Investment Banking	509,813	49.2	688,890	51.5	(26.0)%	1,077,743	46.5	1,671,407	55.2	(35.5)%
Equities	283,316	27.3	254,807	18.9	11.2%	591,977	25.5	531,854	17.5	11.3%
Fixed income	259,375	25.0	161,477	12.1	60.6%	590,075	25.4	364,278	12.0	62.0%
Total Capital Markets	542,691	52.3	416,284	31.0	30.4%	1,182,052	50.9	896,132	29.5	31.9%
Total Investment Banking and Capital Markets (1)	1,052,504	101.5	1,105,174	82.5	(4.8)%	2,259,795	97.4	2,567,539	84.7	(12.0)%
Asset management fees and revenues	15,929	1.5	14,116	1.1	12.8%	58,625	2.5	58,618	1.9	—%
Investment return (2)	32,477	3.1	26,580	2.0	22.2%	59,911	2.6	35,469	1.2	68.9%
Merchant banking, inclusive of net interest	(62,558)	(6.0)	205,425	15.4	N/M	(50,950)	(2.2)	391,216	12.9	N/M
Allocated net interest (2)	(8,232)	(0.8)	(12,144)	(0.9)	(32.2)%	(11,674)	(0.5)	(24,494)	(0.8)	(52.3)%
Total Asset Management	(22,384)	(2.2)	233,977	17.6	N/M	55,912	2.4	460,809	15.2	(87.9)%
Other	7,490	0.7	(1,081)	(0.1)	N/M	5,395	0.2	2,564	0.1	110.4%
Net revenues	$1,037,610	100.0%	$1,338,070	100.0%	(22.5)%	$2,321,102	100.0%	$3,030,912	100.0%	(23.4)%
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
•our 44.5% share of net earnings from our commercial real estate joint venture, Berkadia (which includes commercial mortgage origination and servicing);
•Foursight, our wholly-owned subsidiary engaged in the lending and servicing of automobile loans; and
•securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended May 31,			Six Months Ended May 31,
	2023	2022	% Change	2023	2022	% Change
Advisory	$254,157	$371,404	(31.6)%	$551,335	$915,173	(39.8)%
Equity underwriting	148,429	122,435	21.2%	273,874	278,535	(1.7)%
Debt underwriting	89,889	107,021	(16.0)%	170,064	352,199	(51.7)%
Total underwriting	238,318	229,456	3.9%	443,938	630,734	(29.6)%
Other investment banking	17,338	88,030	(80.3)%	82,470	125,500	(34.3)%
Total investment banking	$509,813	$688,890	(26.0)%	$1,077,743	$1,671,407	(35.5)%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended May 31,		Six Months Ended May 31,		Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Advisory transactions	67	64	140	196	$36.4	$45.3	$92.7	$184.1
Public and private equity and convertible offerings	48	37	84	84	16.1	8.1	21.4	20.2
Public and private debt financings	158	144	279	320	48.2	62.3	91.8	150.4
Three Months Ended May 31, 2023
•Investment banking revenues for the three months ended May 31, 2023 were $509.8 million, compared with $688.9 million for the three months ended May 31, 2022 reflecting the reduction in industry-wide mergers and acquisitions, and leveraged finance activity.
•Advisory revenues were $254.2 million, down 31.6% compared to the prior year comparable quarter, as deal values across most sectors in the global mergers and acquisitions markets declined. We believe we are well positioned to gain market share.
•Total underwriting revenues for the three months ended May 31, 2023 were $238.3 million, an increase of 3.9% from $229.5 million in the prior year comparable quarter, reflecting higher net revenues of $148.4 million in equity underwriting and lower net revenues of $89.9 million in debt underwriting. The increase in equity underwriting revenues were driven by a more favorable equity market, with select opportunities arising throughout the quarter allowing for clients to access the capital markets amid a very volatile market backdrop. The decrease in debt underwriting revenues is consistent with a general slowdown in new issuance as a result of industry-wide muted investment banking activity.

JEFFERIES FINANCIAL GROUP INC.
•Other investment banking net revenues were $17.3 million for the three months ended May 31, 2023, compared with net revenues of $88.0 million for the three months ended May 31, 2022. Results from our share of the net earnings of our Jefferies Finance joint venture improved from the prior year comparable quarter primarily driven by increased interest income and a reduction in reserves, partially offset by lower fee income on continued lower leveraged lending activity. Revenues from our automobile lending and servicing business were relatively consistent as compared to the prior year comparable quarter as servicing fee revenues were offset by higher interest expense. Revenues from our share of the net earnings of our Berkadia joint venture were impacted by a decline in mortgage origination volumes attributable to rising interest rates dampening loan demand. During the three months ended May 31, 2023, we also recognized modest losses on various public and private equity positions related to our investment banking activities.
•Our investment banking backlog has strengthened modestly from the levels at the end of the prior quarter. Execution remains uncertain and dependent on market conditions, although we have seen recent signs of a potential pickup in equity underwriting. As an indicator of net revenues in a given future period, backlog snapshots are subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
Six Months Ended May 31, 2023
•Investment banking revenues for the six months ended May 31, 2023 were $1.08 billion, compared with $1.67 billion for the six months ended May 31, 2022 reflecting the reduction in industry-wide deal activity.
•Advisory revenues were $551.3 million, down 39.8% compared to the prior year comparable period, as deal volume and deal value across most sectors in the global mergers and acquisitions markets declined while we have continued to maintain our market share momentum.
•Total underwriting revenues for the six months ended May 31, 2023 were $443.9 million, a decrease of 29.6% from $630.7 million in the prior year comparable period, reflecting lower net revenues of $273.9 million in equity underwriting and lower net revenues of $170.1 million in debt underwriting. The decline in our equity and debt underwriting net revenues is consistent with a general slowdown in new issuance amid uncertainty in economic and market conditions due to inflation, elevated interest rates and market volatility.
•Other investment banking net revenues were $82.5 million for the six months ended May 31, 2023, compared with net revenues of $125.5 million for the six months ended May 31, 2022. During the six months ended May 31, 2023, we recognized gains on various public and private equity positions related to our investment banking activities. Revenues from our share of the net earnings of our Berkadia joint venture were impacted by a decline in mortgage origination volumes attributable to rising interest rates dampening loan demand. The results from our share of the net earnings of our Jefferies Finance joint venture declined given the limited origination activity in the leveraged finance markets and higher interest expense. Revenues from our automobile lending and servicing business were relatively consistent as compared to the prior year as servicing fee revenues were offset by higher interest expense.
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
Three Months Ended May 31, 2023
•Total equities net revenues were $283.3 million for the three months ended May 31, 2023, an increase of 11.2% from net revenues of $254.8 million recorded for the prior year comparable quarter.
•Results in our global convertible business improved for the three months ended May 31, 2023, as compared to the prior year comparable quarter as more favorable market conditions for this asset class led to increased primary issuance and secondary trading.

JEFFERIES FINANCIAL GROUP INC.
Six Months Ended May 31, 2023
•Total equities net revenues were $592.0 million for the six months ended May 31, 2023, an increase of 11.3% from net revenues of $531.9 million recorded for the prior year comparable period.
•Results in our global convertible business improved for the six months ended May 31, 2023, as compared to the prior year comparable period as more favorable market conditions for this asset class led to increased primary issuance and secondary trading. We also recognized gains during the six months ended May 31, 2023 on certain equity block trades and trading revenues from other principal strategies. Equity derivatives generated lower revenues for the six months ended May 31, 2023, as compared to the prior year comparable period given the reduced volatility and reduced trading volumes.
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
Three Months Ended May 31, 2023
•Fixed income net revenues totaled $259.4 million for the three months ended May 31, 2023, an increase of 60.6% from net revenues of $161.5 million for the three months ended May 31, 2022, primarily reflecting stronger results across a number of our trading business, including U.S. rates, corporates, and distressed trading, partially offset by lower revenues in our emerging markets business. In addition, losses in our CMBS business were reduced from the prior year comparable quarter as interest rates were stable relative to the rapid rise in rates in the same period last year. Our Fixed Income businesses broadly performed better during the second quarter of 2023 as compared to the more challenging market environment in the second quarter of 2022.
Six Months Ended May 31, 2023
•Fixed income net revenues totaled $590.1 million for the six months ended May 31, 2023, an increase of 62.0% from net revenues of $364.3 million for the six months ended May 31, 2022, primarily reflecting exceptionally strong results across a number of our trading business, including distressed markets, corporates, loans and U.S. rates. Our Fixed Income businesses broadly performed better during the six months ended May 31, 2023, as compared to the more challenging market environment in the prior year comparable period.
Asset Management
We operate a diversified alternative asset management platform offering institutional clients a range of investment strategies directly and through our affiliated asset managers. We provide certain of our affiliated asset managers access to our fully integrated global operational infrastructure and support. This may include strategy and product development, daily operations and finance-related activities, compliance, legal and human resources support, as well as marketing and business development.
Asset management revenues include the following:
•management and performance fees from funds and accounts managed by us;
•revenue from affiliated asset managers where we are entitled to portions of their revenues and/or profits, as well as earnings on our ownership interests in our affiliated asset managers;
•investment income from our capital invested in and managed by us and our affiliated asset managers; and
•revenues from investments held in our merchant banking portfolio, including consolidated operations from real estate development activities, oil and gas activities and timber manufacturing (until the sale of Idaho Timber during the third quarter of 2022 and our spin-off of our interest in Vitesse Energy in the first quarter of 2023).

JEFFERIES FINANCIAL GROUP INC.
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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended May 31,			Six Months Ended May 31,
	2023	2022	% Change	2023	2022	% Change
Asset management fees:
Equities	$492	$695	(29.2)%	$2,099	$5,985	(64.9)%
Multi-asset	4,371	2,605	67.8%	20,522	9,884	107.6%
Total asset management fees	4,863	3,300	47.4%	22,621	15,869	42.5%
Revenue from strategic affiliates (1)	11,066	10,816	2.3%	36,004	42,749	(15.8)%
Total asset management fees and revenues	15,929	14,116	12.8%	58,625	58,618	—%
Investment return	32,477	26,580	22.2%	59,911	35,469	68.9%
Merchant banking	(62,558)	205,425	N/M	(50,950)	391,216	N/M
Allocated net interest	(8,232)	(12,144)	(32.2)%	(11,674)	(24,494)	(52.3)%
Total Asset Management	$(22,384)	$233,977	N/M	$55,912	$460,809	(87.9)%
(1)    These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended May 31, 2023
•Asset management fees and revenues in the three months ended May 31, 2023 were $15.9 million, consistent with fees and revenues of $14.1 million in the prior year comparable quarter.
•Investment return in the three months ended May 31, 2023 was $32.5 million, compared with $26.6 million in the prior year comparable quarter, with the net increase led by favorable returns generated from new fund strategies launched during fiscal 2023 and improved performance by a certain long-short fund. These increases in performance returns were partially reduced by weaker performance from other funds.
•Net losses from merchant banking assets managed within our Asset Management business were $62.6 million, compared with net revenues of $205.4 million in the prior year comparable quarter, which include manufacturing revenues of $175.8 million from Idaho Timber (sold in the third quarter of 2022) and oil and gas revenues of $45.5 million from Vitesse Energy (spun-off in January 2023). Additionally, results from our merchant banking activities for the three months ended May 31, 2023 were impacted by net losses of $71.6 million attributable to OpNet, a legacy merchant banking investment.
Six Months Ended May 31, 2023
•Asset management fees and revenues in the six months ended May 31, 2023 were $58.6 million, compared with $58.6 million in the prior year comparable period, reflecting higher management and performance fees on funds managed by us offset by a decline in performance and similar fees and revenues earned through our strategic affiliates.
•Investment return in the six months ended May 31, 2023 was $59.9 million, compared with $35.5 million in the prior year comparable period, with the net increase led by favorable returns generated from new fund strategies launched during fiscal 2023 and improved performance by a certain long-short fund. These increases in performance returns were partially reduced by weaker performance from other funds.

JEFFERIES FINANCIAL GROUP INC.
•Net losses from merchant banking assets managed within our Asset Management business were $51.0 million, compared with net revenues of $391.2 million in the prior year comparable period, which include manufacturing revenues of $316.9 million from Idaho Timber (sold in the third quarter of 2022) and oil and gas revenues of $70.0 million from Vitesse Energy (spun-off in January 2023). Results from our merchant banking activities for the six months ended May 31, 2023 were impacted by net losses of $79.9 million attributable to our equity method investment in OpNet, a legacy merchant banking investment.
Assets under Management
We and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of $29.7 billion and $29.1 billion at May 31, 2023 and November 30, 2022, respectively. Net asset value or net asset value equivalent assets under management are composed of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:
•Net asset values of investments made by us in funds or separately managed accounts were approximately $2.8 billion at May 31, 2023 and approximately $2.6 billion at November 30, 2022. We invest in certain strategies using our own capital often before opening a strategy to outside capital. The net asset values include our capital of $1.7 billion at May 31, 2023 and $1.5 billion at November 30, 2022 plus amounts financed of $1.2 billion at May 31, 2023 and $0.9 billion at November 30, 2022. Revenues related to the investments made by us are presented in Investment return within the results of our asset management business.
•The assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $25.3 billion at May 31, 2023 and $25.2 billion at November 30, 2022. Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.
•Third-party investments actively managed by our wholly-owned managers were $1.6 billion at May 31, 2023 and $1.3 billion at November 30, 2022. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Period-end assets under management by predominant asset class were as follows (in millions):

	May 31, 2023	November 30, 2022
Assets under management:
Equities	$340	$274
Multi-asset	1,224	974
Total	$1,564	$1,248
Change in assets under management were as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Asset under management:
Balance, beginning of period	$1,525	$992	$1,248	$831
Net cash inflows	19	274	267	432
Net market appreciation (depreciation)	20	3	49	6
Balance, end of period	$1,564	$1,269	$1,564	$1,269
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

	May 31, 2023	November 30, 2022
Jefferies Financial Group Inc.; as manager:
Fund investments (1)	$170,006	$182,792
Separately managed accounts (2)	142,432	129,430
Total	$312,438	$312,222
Strategic affiliates; as manager:
Fund investments (1)	$995,109	$1,022,029
Separately managed accounts (2)	347,399	214,387
Investments in asset managers	41,153	52,357
Total	$1,383,661	$1,288,773
Total asset management investments	$1,696,099	$1,600,995
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At May 31, 2023 and November 30, 2022, $44.7 million and $9.7 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
(2)Where we have investments in a separately managed account, the assets and liabilities of such account are presented in our consolidated financial statements within each respective line item.
Other
Other revenues include foreign currency transaction gains or losses, fair value debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation or certain other corporate income items that are not attributed to business segments as management does not consider such amounts in assessing the financial performance of our operating businesses.

JEFFERIES FINANCIAL GROUP INC.
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended May 31,			Six Months Ended May 31,
	2023	2022	% Change	2023	2022	% Change
Compensation and benefits	$575,868	$579,578	(0.6)%	$1,278,926	$1,370,330	(6.7)%
Floor brokerage and clearing fees	96,592	94,016	2.7%	177,066	177,977	(0.5)%
Underwriting costs	13,169	13,191	(0.2)%	26,376	21,319	23.7%
Technology and communications	118,936	111,113	7.0%	232,321	218,129	6.5%
Occupancy and equipment rental	24,395	26,027	(6.3)%	51,710	52,992	(2.4)%
Business development	43,587	44,695	(2.5)%	80,425	71,567	12.4%
Professional services	68,514	55,766	22.9%	130,675	108,508	20.4%
Depreciation and amortization	25,310	40,307	(37.2)%	58,602	86,244	(32.1)%
Cost of sales	2,362	130,449	(98.2)%	4,530	226,120	(98.0)%
Other	50,958	76,387	(33.3)%	104,534	138,853	(24.7)%
Total non-interest expenses	$1,019,691	$1,171,529	(13.0)%	$2,145,165	$2,472,039	(13.2)%
Total Non-interest Expenses
Three Months Ended May 31, 2023
•Non-interest expenses were $1.02 billion for the three months ended May 31, 2023, a decrease of 13.0%, compared with $1.17 billion for the prior year comparable quarter. The decrease is primarily due to lower cost of sales related to the sale of Idaho Timber in the third quarter of 2022 and the spin-off of Vitesse Energy in January 2023.
Six Months Ended May 31, 2023
•Non-interest expenses were $2.15 billion for the six months ended May 31, 2023, a decrease of 13.2%, compared with $2.47 billion for the prior year comparable period. The decrease is primarily due to lower cost of sales attributable to divestitures made within the last year of certain holdings within our merchant banking business and reflects the sale of Idaho Timber in the third quarter of 2022 and the spin-off of Vitesse Energy in January 2023. In addition, we recognized lower compensation and benefits expense for the six months ended May 31, 2023 compared with the prior year comparable period, consistent with the decline in net revenues in our Investment Banking and Capital Markets segment.
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
•Compensation and benefits expense was $575.9 million and $1.28 billion for the three and six months ended May 31, 2023, respectively, compared with $579.6 million and $1.37 billion for the three and six months ended May 31, 2022, respectively, which is consistent with the decrease in our net revenues in our Investment Banking and Capital Markets segment. A significant portion of our compensation expense is highly variable with net revenues.
•Compensation and benefits expense as a percentage of Net revenues was 55.5% and 55.1% for the three and six months ended May 31, 2023, respectively, compared with 43.3% and 45.2% for the three and six months ended May 31, 2022, respectively. The lower ratios for the three and six months ended May 31, 2022 reflect higher merchant banking revenues within our asset management segment.

JEFFERIES FINANCIAL GROUP INC.
•Compensation expense related to the amortization of share- and cash-based awards amounted to $65.4 million and $146.7 million for the three and six months ended May 31, 2023, respectively, compared with $43.3 million and $85.0 million for the three and six months ended May 31, 2022, respectively.
•Employee headcount was 5,335 at May 31, 2023, a decrease of 284 employees from our headcount of 5,619 at May 31, 2022. Our headcount decreased as our wholly-owned subsidiary, Idaho Timber, was sold in the third quarter of 2022, and we spun-off our interests in Vitesse Energy in January 2023. The decrease was partially offset by growth in our investment banking headcount, as well as additions in technology and other corporate services staff to support our growth and strategic priorities.
•Refer to Note 13, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.
Non-interest Expenses (Excluding Compensation and Benefits)
Three Months Ended May 31, 2023
•Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues was 42.8% and 44.2% for the three months ended May 31, 2023 and 2022, respectively, and was impacted by the following:
◦Cost of sales were significantly lower reflecting the sale of Idaho Timber in the third quarter of 2022 and the spin-off of Vitesse Energy in January 2023.
◦Technology and communication expenses were slightly higher related to the development of various trading and management systems and increased market data costs.
◦Professional services expenses were higher primarily on increased legal fees associated with capital markets transaction and litigation as well as consulting fees related to strategic technology investment initiatives.
◦Other expenses were lower as non-compensation expenses for the three months ended May 31, 2022 included charitable donations for Ukraine relief.
Six Months Ended May 31, 2023
•Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues was 37.3% and 36.3% for the six months ended May 31, 2023 and 2022, respectively, and was impacted by the following:
◦Cost of sales were significantly lower reflecting the sale of Idaho Timber in the third quarter of 2022 and the spin-off of Vitesse Energy in January 2023.
◦Technology and communication expenses were higher related to the development of various trading and management systems and increased market data costs.
◦Professional services expenses were higher primarily on increased transaction related legal fees associated with capital markets transaction and litigation as well as consulting fees related to strategic technology investment initiatives.
◦Other expenses were lower as non-compensation expenses for the six months ended May 31, 2022 included charitable donations for Ukraine relief.
Income Taxes
•For the three months ended May 31, 2023 and 2022, the provision for income taxes was $9.2 million and $49.7 million, respectively, representing an effective tax rate of 51.5% and 29.8%, respectively. For the six months ended May 31, 2023 and 2022, the provision for income taxes was $37.9 million and $114.0 million, respectively, representing an effective tax rate of 21.6% and 20.4%, respectively.
•The increase in the effective tax rate for the three months ended May 31, 2023, as compared to the prior year comparable quarter, is primarily due to the lower amount of pre-tax income in the current year quarter than the prior year comparable quarter and the increase in interest accrued on unrecognized tax benefits as a result of higher interest rates.
•The increase in the effective tax rate for the six months ended May 31, 2023, as compared to the prior year comparable period, is primarily due to the recognition of a smaller excess tax benefit on restricted stock units distributed in the first quarter of 2023 than the prior year comparable quarter.
•Refer to Note 18, Income Taxes, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on income taxes.

JEFFERIES FINANCIAL GROUP INC.
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
In the first quarter of 2023, we performed a valuation of our equity method investment in Golden Queen as forecasts of the expected future production of gold and silver from its mine had declined from previous periods. Our estimate of fair value was based on a discounted cash flow analysis, which included management’s projections of future Golden Queen cash flows and a discount rate of 11.0%. The estimated fair value of our investment in Golden Queen was $24.2 million, which was $22.1 million lower than our prior carrying value at November 30, 2022. As a result, an impairment loss of $22.1 million was recorded in Other income in the Consolidated Statement of Earnings for the three months ended February 28, 2023. During the three months ended May 31, 2023, we recognized an additional impairment loss of $7.3 million primarily due to further declines in cash flows at Golden Queen resulting in a carrying value our investment of $16.8 million at May 31, 2023.

JEFFERIES FINANCIAL GROUP INC.
Goodwill
At May 31, 2023, Goodwill recorded in our Consolidated Statement of Financial Condition is $1.74 billion (3.2% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022 and Note 11, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date for a substantial portion of our reporting units is August 1 and November 30 for other identified reporting units. The results of our annual tests did not indicate any goodwill impairment.
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
The carrying values of goodwill by reporting unit at May 31, 2023 are as follows: $723.4 million in Investment Banking, $255.2 million in Equities and Wealth Management, $576.4 million in Fixed Income, $143.0 million in Asset Management and $40.2 million attributed to various individual legacy merchant banking investments.

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
In keeping with our strategy of returning excess liquidity to shareholders, during the six months ended May 31, 2023, we returned an aggregate of $841.5 million to shareholders primarily in the form of $138.7 million in cash dividends, the repurchase of 4.7 million common shares for a total of $165.0 million at a weighted average price of $34.75 per share, and on January 13, 2023, we distributed our ownership interests in Vitesse Energy on a tax-free pro rata basis to all shareholders, resulting in a distribution of capital of $527.0 million.
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

JEFFERIES FINANCIAL GROUP INC.
The following table provides detail on selected balance sheet items (dollars in millions):

	May 31, 2023	November 30, 2022	% Change
Total assets	$53,740.0	$51,057.7	5.3%
Cash and cash equivalents	8,004.9	9,703.1	(17.5)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,068.0	957.3	11.6%
Financial instruments owned	21,001.9	18,666.3	12.5%
Financial instruments sold, not yet purchased	11,735.1	11,056.5	6.1%
Total Level 3 assets	860.2	791.5	8.7%
Securities borrowed	$7,157.1	$5,831.1	22.7%
Securities purchased under agreements to resell	5,440.9	4,546.7	19.7%
Total securities borrowed and securities purchased under agreements to resell	$12,598.0	$10,377.8	21.4%
Securities loaned	$1,221.5	$1,366.0	(10.6)%
Securities sold under agreements to repurchase	9,511.5	7,452.3	27.6%
Total securities loaned and securities sold under agreements to repurchase	$10,733.0	$8,818.3	21.7%
Total assets at May 31, 2023 and November 30, 2022 were $53.74 billion and $51.06 billion, respectively, an increase of 5.3%. During the three and six months ended May 31, 2023, average total assets were approximately 7.1% and 6.7% higher, respectively, than total assets at May 31, 2023.
Our total Financial instruments owned inventory was $21.00 billion at May 31, 2023, an increase of 12.5%, from $18.67 billion at November 30, 2022. During the six months ended May 31, 2023, our total Financial instruments owned inventory increased primarily due to increases in mortgage- and asset-backed securities, and corporate debt and equity securities. Financial instruments sold, not yet purchased inventory was $11.74 billion at May 31, 2023, an increase of 6.1% from $11.06 billion at November 30, 2022, with the increase primarily driven by increases in corporate debt and equity securities, partially offset by decreases in U.S. government and agency securities, derivative contracts and sovereign obligations. Our overall net inventory position was $9.27 billion and $7.61 billion at May 31, 2023 and November 30, 2022, respectively, with the increase primarily due to increases in mortgage- and asset-backed securities, and derivative contracts. Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned decreased to 4.1% at May 31, 2023 from 4.2% at November 30, 2022.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities financing assets and liabilities increase or decrease from period to period depending on fluctuations in the level of our client activity and the level of our own trading activity. Our average month end balance of total reverse repos and stock borrows during the three and six months ended May 31, 2023 were 32.1% and 25.2% higher, respectively, than the May 31, 2023 balance. Our average month end balances of total repos and stock loans during the three and six months ended May 31, 2023 were 32.0% and 30.2% higher, respectively, than the May 31, 2023 balance.

JEFFERIES FINANCIAL GROUP INC.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Six Months Ended May 31, 2023	Year Ended November 30, 2022
Securities Purchased Under Agreements to Resell:
Period end	$5,441	$4,547
Month end average	7,011	7,489
Maximum month end	9,019	10,428
Securities Sold Under Agreements to Repurchase:
Period end	$9,512	$7,452
Month end average	12,208	11,738
Maximum month end	15,022	17,417
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Financial Group Inc. common shareholders’ equity and tangible Jefferies Financial Group Inc. common shareholders’ equity with the resulting leverage ratios (dollars in millions):

	May 31, 2023	November 30, 2022
Total assets	$53,740	$51,058
Total equity	$9,765	$10,295
Total Jefferies Financial Group Inc. common shareholders’ equity	$9,696	$10,233
Deduct: Goodwill and intangible assets	(1,873)	(1,876)
Tangible Jefferies Financial Group Inc. common shareholders’ equity	$7,823	$8,357
Leverage ratio (1)	5.5	5.0
Tangible gross leverage ratio (2)	6.6	5.9
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $16.84 billion at May 31, 2023 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2023, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES FINANCIAL GROUP INC.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	May 31, 2023	Average Balance Three Months Ended May 31, 2023 (1)	November 30, 2022
Cash and cash equivalents:
Cash in banks	$2,252,185	$3,563,169	$2,541,021
Money market investments (2)	5,752,695	3,073,597	7,162,088
Total cash and cash equivalents	8,004,880	6,636,766	9,703,109
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,300,988	1,672,477	1,417,177
Other (4)	747,587	534,894	520,714
Total other sources	2,048,575	2,207,371	1,937,891
Total cash and cash equivalents and other liquidity sources	$10,053,455	$8,844,137	$11,641,000
Total cash and cash equivalents and other liquidity sources as % of Total assets	18.7%		22.8%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	19.4%		23.7%
(1)Average balances are calculated based on weekly balances.
(2)At May 31, 2023 and November 30, 2022, $5.74 billion and $7.14 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $15.0 million at both May 31, 2023 and November 30, 2022 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended May 31, 2023 was $3.06 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2023, we had the ability to readily obtain repurchase financing for 75.8% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

JEFFERIES FINANCIAL GROUP INC.
The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2023 and November 30, 2022 (in thousands):

	May 31, 2023		November 30, 2022
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$3,747,095	$1,044,334	$3,040,844	$846,520
Corporate debt securities	3,722,341	124,813	3,215,807	34,405
U.S. government, agency and municipal securities	4,180,836	150,109	4,032,215	59,909
Other sovereign obligations	1,471,956	984,374	1,679,573	803,738
Agency mortgage-backed securities (1)	2,569,076	—	2,514,773	—
Loans and other receivables	237,582	—	111,681	—
Total	$15,928,886	$2,303,630	$14,594,893	$1,744,572
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. At May 31, 2023, approximately 60.0% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. During the six months ended May 31, 2023, an average of approximately 74.1% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately six months at May 31, 2023.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At May 31, 2023, short-term borrowings, which must be repaid within one year or less, totaled $846.9 million and include bank loans, overdrafts, borrowings under revolving credit facilities, and a fixed rate callable note. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $692.3 million and $607.1 million for three and six months ended May 31, 2023, respectively.

JEFFERIES FINANCIAL GROUP INC.
At May 31, 2023 and November 30, 2022, our borrowings under credit facilities classified within bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $840.0 million and $517.0 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At May 31, 2023, we were in compliance with all covenants under these credit facilities, except for one facility secured by automobile loans with an outstanding balance of $20.1 million for which technical violations have occurred. This facility has been subsequently amended and we are in compliance with the respective covenants.
For additional details on our short-term borrowings, refer to Note 14, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under this program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At May 31, 2023, the outstanding notes totaled $1.08 billion, bear interest at a spread over the Secured Overnight Funding Rate (“SOFR”) or the Euro Short-Term Rate (“ESTER”) and mature from August 2023 to July 2025.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At May 31, 2023 and November 30, 2022, we had total long-term capital of $16.84 billion and $17.49 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.72:1 and 0.69:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at May 31, 2023 and November 30, 2022 was as follows (in thousands):

	May 31, 2023	November 30, 2022
Unsecured Long-Term Debt (1)	$7,074,697	$7,065,663
Total Mezzanine Equity	406	131,461
Total Equity	9,765,250	10,295,479
Total Long-Term Capital	$16,840,353	$17,492,603
(1)The amounts at May 31, 2023 and November 30, 2022 exclude our secured long-term debt. The amounts at May 31, 2023 and November 30, 2022, exclude $385.7 million and $393.0 million, respectively, of our 5.500% Senior Notes, as these notes mature on October 18, 2023. The amounts at May 31, 2023 and November 30, 2022, also exclude $46.6 million and $13.2 million, respectively, of structured notes that mature within one year.
Long-Term Debt
During the six months ended May 31, 2023, long-term debt increased by $11.5 million to $8.79 billion at May 31, 2023, as presented in our Consolidated Statements of Financial Condition, primarily due to $47.8 million of net issuances related to our secured credit facilities and unsecured long-term debt, $28.7 million of losses related to fair value changes of our unsecured structured notes and $8.1 million of losses on certain of our senior notes associated with interest rate swaps based on their designation as fair value hedges, partially offset by a $46.2 million decrease resulting from the Vitesse Energy spin-off in January 2023. At May 31, 2023, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at May 31, 2023 was $1.60 billion.
At May 31, 2023 and November 30, 2022, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statement of Financial Condition amounted to $860.3 million and $933.5 million, respectively. Interest on these credit facilities are based on adjusted LIBOR rates, Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At May 31, 2023, we were in compliance with all covenants under these credit facilities.

JEFFERIES FINANCIAL GROUP INC.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At May 31, 2023, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus SOFR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At May 31, 2023, we were in compliance with all covenants under the Secured Bank Loan.
HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act (“EB-5 Program”). This debt is secured by certain real estate of HomeFed. At May 31, 2023, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed's EB-5 Program debt matures in 2024 through 2028.
At May 31, 2023, HomeFed has construction loans with an aggregate committed amount of $101.9 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loans bears interest based on the 30-day LIBOR or the SOFR, plus spreads of 2.15% to 3.00%, subject to adjustment on the first of each calendar month. At May 31, 2023, the weighted average interest rate on these loans was 7.75%. The loans mature between October 2023 and May 2024 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At May 31, 2023 and November 30, 2022, $82.8 million and $57.0 million, respectively, was outstanding under the construction loan agreements.
At May 31, 2023, our unsecured long-term debt has a weighted average maturity of approximately 9.3 years.
For further information, see Note 15, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our long-term debt ratings at May 31, 2023 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa2	Stable
Standard & Poor’s	BBB	Stable
Fitch Ratings (1)	BBB	Positive
At May 31, 2023, the long-term debt ratings on our principal subsidiaries, Jefferies LLC, Jefferies International Limited (a U.K. broker-dealer) and Jefferies GmbH are as follows:

	Jefferies LLC		Jefferies International Limited		Jefferies GmbH
	Rating	Outlook	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	Baa1	Stable	Baa1	Stable	Baa1	Stable
Standard & Poor’s	BBB+	Stable	BBB+	Stable	BBB+	Stable
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2023, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $70.3 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.

JEFFERIES FINANCIAL GROUP INC.
Equity Capital
At May 31, 2023, we had 600,000,000 authorized shares of common stock with a par value of $1.00 per share. At May 31, 2023, we had outstanding 231,410,945 common shares, 15,109,925 share-based awards that do not require the holder to pay any exercise price and 5,074,740 stock options that require the holder to pay a weighted average exercise price of $22.69 per share. The 15,109,925 share-based awards include the target number of shares under the senior executive award plan until the performance period is complete.
In January 2023, we distributed all of our ownership interests in Vitesse Energy on a tax-free pro rata basis to all of our shareholders, resulting in a distribution of capital of $527.0 million. In addition, in February 2023, $125.0 million of mandatorily redeemable convertible preferred shares were converted to 4,654,362 common shares.
The Board of Directors has authorized the repurchase of common stock under a share repurchase program. Additionally, Treasury stock repurchases include repurchases of common stock for net-share withholding under our equity compensation plan.
The table below presents information about common stock repurchases pursuant to the share repurchase program during the six months ended May 31, 2023 (in thousands, except share and per share amounts):

Six Months Ended May 31, 2023
Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	2,000,000
Approximate Dollar Value of Shares Purchased	$60,943
Average Share Price of Shares Purchased	$30.47
At May 31, 2023, we had $189.1 million remaining authorization of future repurchases. On June 27, 2023, our Board of Directors increased our share buyback authorization back to a total of $250.0 million.
On January 9, 2023, the Board of Directors declared a dividend of $0.30 per common share which was paid on February 24, 2023 to common shareholders of record at February 13, 2023. On March 28, 2023, the Board of Directors declared a dividend of $0.30 per common share which was paid on May 26, 2023 to common shareholders of record at May 15, 2023. On June 27, 2023, the Board of Directors declared a dividend of $0.30 per common share to be paid on August 25, 2023 to common shareholders of record at August 14, 2023.
Series B Preferred Stock
On April 27, 2023, we established Series B Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B Preferred Stock”) and designated 70,000 shares as Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $17,500 per share and rank senior to our voting common stock upon dissolution, liquidation or winding up of Jefferies Financial Group Inc. Each share of Series B Preferred Stock is automatically convertible into 500 shares of non-voting common stock three years after issuance. The Series B Preferred Stock participates in cash dividends and distributions alongside our voting common stock on an as-converted basis.
Additionally, on April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. On June 30, 2023, SMBC exchanged 10.5 million shares of voting common stock for 21,000 shares of Series B Preferred Stock and we received cash of $15.75 million from SMBC in connection with the exchange. As a result of the exchange, our equity attributed to our voting common stock decreased by $10.5 million, our equity attributed to the Series B Preferred Stock increased by $21,000 and additional paid-in capital increased by $26.2 million.
Non-Voting Common Stock
On June 28, 2023, shareholders approved an Amended and Restated Certificate of Incorporation, which authorized the issuance of non-voting common stock with a par value of $1.00 per share (the “Non-Voting Common Shares”). The Non-Voting Common Shares are entitled to share equally, on a per share basis, with the voting common stock, in dividends and distributions. Upon the effectiveness of the Amended and Restated Certificate of Corporation on June 30, 2023, the number of authorized shares of common stock remains at 600,000,000 shares, comprised of 565,000,000 shares of voting common stock and 35,000,000 shares of Non-Voting Common Shares.

JEFFERIES FINANCIAL GROUP INC.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. One of our subsidiaries, Jefferies Financial Services, Inc. (“JFSI”), a registered swap dealer, is subject to the CFTC’s regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI is registered as a security-based swap dealer with the SEC and is subject to the SEC’s security-based swap dealer regulatory rules. Further, JFSI is registered with the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC’s net capital requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the NFA, as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million. Under CFTC Rule 23.101, JFSI is required to maintain minimum net capital of not less than the greater of 2% of the uncleared swap margin, as defined in CFTC Rule 23.100, or $20 million.
At May 31, 2023, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$914,508	$819,503
JFSI - SEC	378,157	358,157
JFSI - CFTC	378,157	349,122
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
The publication of the one-week and two-month U.S. Dollar LIBOR maturities and all non-U.S. Dollar LIBOR maturities ceased on December 31, 2021, and publication of the remaining U.S. Dollar LIBOR maturities ceased on June 30, 2023. We have completed our program to transition in an orderly manner from LIBORs to alternative reference rates, including updating operational processes, models and contracts. Subsequent to June 30, 2023, we have remaining minimal exposure that continues to refer to LIBOR and will continue to monitor this remaining exposure.
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
The table below shows firmwide VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Firmwide VaR (1)
	VaR at May 31, 2023				VaR at February 28, 2023
		Daily VaR for the Three Months Ended May 31, 2023				Daily VaR for the Three Months Ended February 28, 2023
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$9.99	$7.20	$11.26	$4.76	$7.72	$6.32	$9.16	$4.31
Equity Prices	11.29	12.62	16.19	7.89	13.31	9.57	13.39	6.53
Currency Rates	0.27	0.29	0.55	0.04	0.37	0.25	0.37	0.22
Commodity Prices	0.19	0.18	0.71	0.12	0.15	0.15	0.32	0.07
Diversification Effect (2)	(7.09)	(5.15)	N/A	N/A	(3.85)	(3.44)	N/A	N/A
Firmwide VaR (3)	$14.65	$15.14	$17.96	$11.91	$17.70	$12.85	$19.93	$9.12
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

JEFFERIES FINANCIAL GROUP INC.
The table below shows VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Capital Markets VaR (1)
	VaR at May 31, 2023				VaR at February 28, 2023
		Daily VaR for the Three Months Ended May 31, 2023				Daily VaR for the Three Months Ended February 28, 2023
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$9.52	$6.67	$10.36	$4.42	$6.97	$5.82	$8.29	$4.01
Equity Prices	7.73	6.68	9.10	4.87	6.26	7.99	10.68	5.75
Currency Rates	0.24	0.07	0.24	0.02	0.02	0.02	0.17	0.01
Commodity Prices	—	0.71	0.71	0.71	—	0.20	0.20	0.20
Diversification Effect (2)	(7.96)	(4.42)	N/A	N/A	(2.57)	(4.81)	N/A	N/A
Capital Markets VaR (3)	$9.53	$9.71	$11.49	$7.24	$10.68	$9.22	$11.94	$7.35
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
Our average daily firmwide VaR increased to $15.14 million for the three months ended May 31, 2023 from $12.85 million for the three months ended February 28, 2023, primarily due to higher equity exposure in Asset management, along with an increase in interest rate risk exposure in certain fixed income trading businesses. Our average daily capital markets VaR increased to $9.71 million for the three months ended May 31, 2023 from $9.22 million for the three months ended February 28, 2023, primarily driven by an increase in interest rate risk exposure in certain fixed income trading businesses. This was offset by an increase in the diversification effect.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2023, there were zero days when the aggregate net trading loss exceeded the 95% one day VaR.

JEFFERIES FINANCIAL GROUP INC.
The chart below shows our daily firmwide VaR and capital markets VaR over the last four quarters. The temporary increase in VaR in mid-July 2022 was driven by a block trade which was subsequently reduced. VaR steadily increased in the first quarter of 2023 driven by higher equity exposure mainly related to our asset management activities. VaR was relatively stable throughout the second quarter of 2023.
Daily Net Trading Revenue
There were ten days with firmwide trading losses out of a total of 64 trading days in the three months ended May 31, 2023. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2023 (in millions):

JEFFERIES FINANCIAL GROUP INC.
Other Risk Measures
Sensitivity analysis is viewed as the most appropriate measure of risks for certain positions within financial instruments and therefore such positions are not included in the VaR model. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2023 (in thousands):

10% Sensitivity
Investment in funds (1)	$122,242
Private investments	37,595
Corporate debt securities in default	12,049
Trade claims	1,715
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.4 million at May 31, 2023, which is included in other comprehensive income.
Other Risk
We are also subject to interest rate risk on our long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The following table represents principal cash flows by expected maturity dates and the related weighted-average interest rate on those maturities for our consolidated long-term debt obligations, inclusive of any related interest rate hedges. For the variable rate borrowings, the weighted-average interest rates are based on the rates in effect at the reporting date. Our market risk with respect to foreign currency exposure on our long-term debt is also shown below (dollars in thousands).

	Expected Maturity Date (Fiscal Years)
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$385,714	$241,500	$63,006	$34,572	$529,600	$3,406,983	$4,661,375	$4,341,924
Weighted-Average Interest Rate	5.68%	2.94%	0.70%	3.73%	5.93%	5.53%
Variable Interest Rate Borrowings	$77,698	$1,217,974	$111,061	$25,601	$678,724	$1,307,286	$3,418,344	$3,095,973
Weighted-Average Interest Rate	6.96%	6.68%	6.67%	6.51%	7.21%	6.26%
Borrowings with Foreign Currency Exposure	$—	$533,700	$—	$—	$—	$780,910	$1,314,610	$1,113,658
Weighted-Average Interest Rate	—%	1.00%	—%	—%	—%	7.54%
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
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a counterparty to derivative contracts, as a direct lender and through extending loan commitments and providing securities-based lending and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of credit risk are:
•Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of a Secured Revolving Credit Facility that is with us and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. For further information on this facility, refer to Note 9, Investments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, we have loans outstanding to certain of our officers and employees (none of whom are executive officers or directors). For further information on these employee loans, refer to Note 22, Related Party Transactions, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

JEFFERIES FINANCIAL GROUP INC.
Current counterparty credit exposures at May 31, 2023 and November 30, 2022 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES FINANCIAL GROUP INC.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022
AAA Range	$—	$—	$11.6	$2.0	$—	$0.1	$11.6	$2.1	$5,752.7	$7,162.1	$5,764.3	$7,164.2
AA Range	70.1	70.1	123.9	142.7	1.8	3.9	195.8	216.7	5.5	4.7	201.3	221.4
A Range	0.1	1.8	710.3	575.1	160.9	207.8	871.3	784.7	2,172.7	2,114.1	3,044.0	2,898.8
BBB Range	250.0	251.1	53.5	155.3	33.0	(1.3)	336.5	405.1	74.0	419.3	410.5	824.4
BB or Lower	37.5	61.6	17.1	22.1	54.6	44.0	109.2	127.7	—	—	109.2	127.7
Unrated	311.8	377.8	—	—	1.3	—	313.1	377.8	—	2.9	313.1	380.7
Total	$669.5	$762.4	$916.4	$897.2	$251.6	$254.5	$1,837.5	$1,914.1	$8,004.9	$9,703.1	$9,842.4	$11,617.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022
Asia/Latin America/Other	$15.8	$15.8	$58.1	$56.3	$1.6	$0.3	$75.5	$72.4	$326.2	$283.0	$401.7	$355.4
Europe and the Middle East	0.1	1.7	295.6	273.2	48.1	35.2	343.8	310.1	54.9	43.9	398.7	354.0
North America	653.6	744.9	562.7	567.7	201.9	219.0	1,418.2	1,531.6	7,623.8	9,376.2	9,042.0	10,907.8
Total	$669.5	$762.4	$916.4	$897.2	$251.6	$254.5	$1,837.5	$1,914.1	$8,004.9	$9,703.1	$9,842.4	$11,617.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022	May 31, 2023	November 30, 2022
Asset Managers	$21.8	$20.8	$0.8	$—	$1.0	$—	$23.6	$20.8	$5,752.7	$7,162.1	$5,776.3	$7,182.9
Banks, Broker-dealers	250.1	251.9	578.7	623.1	191.1	211.2	1,019.9	1,086.2	2,252.2	2,541.0	3,272.1	3,627.2
Corporates	173.8	197.8	—	—	53.2	36.6	227.0	234.4	—	—	227.0	234.4
As Agent Banks	—	—	265.5	182.7	—	—	265.5	182.7	—	—	265.5	182.7
Other	223.8	291.9	71.4	91.4	6.3	6.7	301.5	390.0	—	—	301.5	390.0
Total	$669.5	$762.4	$916.4	$897.2	$251.6	$254.5	$1,837.5	$1,914.1	$8,004.9	$9,703.1	$9,842.4	$11,617.2
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES FINANCIAL GROUP INC.
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at May 31, 2023 and November 30, 2022 to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	May 31, 2023
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$233.3	$(126.3)	$(18.4)	$—	$38.4	$109.9	$1.8	$236.9	$238.7
United Kingdom	862.3	(565.2)	(149.6)	0.1	34.4	10.7	44.6	192.7	237.3
Hong Kong	74.6	(66.1)	—	—	1.9	0.2	208.9	10.6	219.5
France	466.4	(463.5)	47.0	—	111.4	29.7	—	191.0	191.0
Italy	832.6	(610.4)	(56.1)	—	—	—	0.4	166.1	166.5
Netherlands	420.0	(281.5)	2.2	—	2.9	1.7	0.3	145.3	145.6
Switzerland	259.9	(217.7)	11.2	—	27.0	1.2	0.7	81.6	82.3
Spain	456.5	(381.3)	(15.7)	—	14.6	2.6	0.5	76.7	77.2
Australia	302.8	(276.5)	5.5	—	17.0	0.4	27.9	49.2	77.1
China	239.6	(182.4)	13.1	—	—	—	—	70.3	70.3
Total	$4,148.0	$(3,170.9)	$(160.8)	$0.1	$247.6	$156.4	$285.1	$1,220.4	$1,505.5

	November 30, 2022
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$273.6	$(98.3)	$(68.7)	$0.1	$91.5	$181.1	$1.8	$379.3	$381.1
United Kingdom	555.0	(350.1)	(117.5)	1.7	48.7	15.8	27.8	153.6	181.4
Hong Kong	18.8	(46.7)	—	—	1.3	—	187.4	(26.6)	160.8
France	330.3	(239.7)	(42.8)	—	82.0	6.7	—	136.5	136.5
Netherlands	322.2	(212.4)	5.5	—	3.8	0.2	0.2	119.3	119.5
Italy	911.7	(674.8)	(133.3)	—	—	—	0.5	103.6	104.1
Germany	323.8	(381.5)	68.5	—	69.3	2.5	11.4	82.6	94.0
Spain	437.3	(376.9)	(38.0)	—	46.0	—	0.5	68.4	68.9
China	200.1	(129.3)	(6.3)	—	—	—	—	64.5	64.5
Brazil	137.2	(61.3)	(16.7)	—	—	—	—	59.2	59.2
Total	$3,510.0	$(2,571.0)	$(349.3)	$1.8	$342.6	$206.3	$229.6	$1,140.4	$1,370.0
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

JEFFERIES FINANCIAL GROUP INC.
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
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services. On May 1, 2023, First Republic was closed by the California Department of Financial Protection and Innovation. In each case, the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver. While we do not have any exposure to SVB, Signature Bank, or First Republic, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. In addition, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our common stock and potentially our results of operations.
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
The following table presents information on our purchases of our common shares during the three months ended May 31, 2023 (dollars in thousands, except share and per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2023 to March 31, 2023	128,835	$37.29	—	$250,000
April 1, 2023 to April 30, 2023	45,308	$30.76	—	$250,000
May 1, 2023 to May 31, 2023	2,000,000	$30.47	2,000,000	$189,057
Total	2,174,143	$30.88	2,000,000
(1)Includes an aggregate 174,143 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.
(2)At May 31, 2023, $189.1 million remains available for future purchases. In June 2023, the Board of Directors increased the share repurchase authorization to $250.0 million.

JEFFERIES FINANCIAL GROUP INC.
Item 6. Exhibits

Exhibit No.	Description

3.1
Certificate of Amendment of the Certificate of Incorporation of Jefferies Financial Group Inc., relating to the Series B Preferred Stock, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on April 27, 2023

3.2	Amended and Restated Certificate of Incorporation of Jefferies Financial Group Inc., is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on June 30, 2023.
10.1
Exchange Agreement, dated as of April 27, 2023, by and between Jefferies Financial Group Inc., a New York corporation, and Sumitomo Mitsui Banking Corporation, a joint stock company incorporated in Japan, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on April 27, 2023.

10.2
Memorandum of Understanding in Relation to Strategic Alliance, dated as of April 27, 2023, by and among Jefferies Financial Group Inc., a New York corporation, Jefferies Finance LLC, a Delaware limited liability company, Sumitomo Mitsui Financial Group, Inc., a financial holding company incorporated in Japan, Sumitomo Mitsui Banking Corporation, a joint stock company incorporated in Japan, SMBC Nikko Securities Inc., a joint stock company incorporated in Japan, and SMBC Nikko Securities America, Inc., a Delaware corporation, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on April 27, 2023.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of May 31, 2023 and November 30, 2022; (ii) the Consolidated Statements of Earnings for the three and six months ended May 31, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2023 and 2022; (iv) the Consolidated Statements of Changes in Equity for the three and six months ended May 31, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the six months ended May 31, 2023 and 2022 and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC. (Registrant)

Date:	July 7, 2023	By:	/s/ Matt Larson
Matt Larson Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)