Form 10-Q
period 2023-08-31
Jefferies Financial Group Inc.
filed 2023-10-06
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-05721

JEFFERIES FINANCIAL GROUP INC.
(Exact name of registrant as specified in its charter)

New York			13-2615557
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

520 Madison Avenue,	New York,	New York	10022
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (212) 284-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $1 per share	JEF	New York Stock Exchange
4.850% Senior Notes Due 2027	JEF 27A	New York Stock Exchange
5.875% Senior Notes Due 2028	JEF 28	New York Stock Exchange
2.750% Senior Notes Due 2032	JEF 32A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer's classes of common stock at September 28, 2023 was 210,427,746.

JEFFERIES FINANCIAL GROUP INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
August 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands except share and per share amounts)

	August 31, 2023	November 30, 2022
ASSETS
Cash and cash equivalents	$8,817,357	$9,703,109
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (includes $159,625 at fair value at August 31, 2023)	872,434	957,302
Financial instruments owned, at fair value (includes securities pledged of $17,683,636 and $14,099,136)	22,805,191	18,666,296
Investments in and loans to related parties	1,380,503	1,426,817
Securities borrowed	6,680,672	5,831,148
Securities purchased under agreements to resell	5,331,792	4,546,691
Securities received as collateral, at fair value	18,757	100,362
Receivables:
Brokers, dealers and clearing organizations	1,848,014	1,792,937
Customers	1,547,417	1,225,137
Fees, interest and other	521,195	568,921
Premises and equipment	929,903	906,864
Goodwill	1,739,468	1,736,114
Other assets (includes assets pledged of $296,434 and $1,032,353)	3,551,856	3,595,985
Total assets	$56,044,559	$51,057,683
LIABILITIES AND EQUITY
Short-term borrowings	$924,892	$528,392
Financial instruments sold, not yet purchased, at fair value	11,829,876	11,056,477
Securities loaned	1,416,483	1,366,025
Securities sold under agreements to repurchase	10,472,246	7,452,342
Other secured financings (includes $1,712 and $1,712 at fair value)	2,320,619	2,037,843
Obligation to return securities received as collateral, at fair value	18,757	100,362
Payables:
Brokers, dealers and clearing organizations	3,129,284	2,628,727
Customers	4,042,652	3,578,854
Lease liabilities	534,636	533,708
Accrued expenses and other liabilities	2,127,085	2,573,927
Long-term debt (includes $1,632,364 and $1,583,828 at fair value)	9,462,491	8,774,086
Total liabilities	$46,279,021	$40,630,743
MEZZANINE EQUITY
Redeemable noncontrolling interests	406	6,461
Mandatorily redeemable convertible preferred shares	—	125,000
EQUITY
Preferred shares, par value of $1 per share, authorized 70,000 shares; 42,000 shares issued and outstanding; liquidation preference of $17,500 per share	42	—
Common shares, par value $1 per share, authorized 565,000,000 and 600,000,000 shares; 210,427,746 and 226,129,626 shares issued and outstanding, after deducting 110,690,324 and 90,334,082 shares held in treasury	210,428	226,130
Non-voting common shares, par value $1 per share, authorized 35,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	2,034,106	1,967,781
Accumulated other comprehensive loss	(398,250)	(379,419)
Retained earnings	7,852,522	8,418,354
Total Jefferies Financial Group Inc. shareholders’ equity	9,698,848	10,232,846
Noncontrolling interests	66,284	62,633
Total equity	9,765,132	10,295,479
Total liabilities and equity	$56,044,559	$51,057,683
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022*	2023	2022*
Revenues
Investment banking	$600,190	$709,334	$1,595,463	$2,255,241
Principal transactions	353,373	176,793	1,171,578	616,960
Commissions and other fees	223,712	221,397	672,294	705,419
Asset management fees and revenues	14,812	12,696	67,731	66,376
Interest	898,040	320,784	2,062,104	780,119
Other	(49,212)	391,097	(96,509)	917,247
Total revenues	2,040,915	1,832,101	5,472,661	5,341,362
Interest expense	858,806	322,257	1,969,450	800,606
Net revenues	1,182,109	1,509,844	3,503,211	4,540,756
Non-interest expenses
Compensation and benefits	644,059	559,593	1,922,985	1,929,923
Floor brokerage and clearing fees	91,226	84,686	268,292	262,663
Underwriting costs	14,877	11,672	41,253	32,991
Technology and communications	122,579	111,379	354,900	330,349
Occupancy and equipment rental	27,711	26,589	79,421	79,581
Business development	41,467	36,322	121,892	107,889
Professional services	64,897	61,428	195,572	169,936
Depreciation and amortization	25,288	43,187	83,890	129,431
Cost of sales	1,618	123,436	6,148	349,556
Other expenses	57,316	149,702	161,850	287,714
Total non-interest expenses	1,091,038	1,207,994	3,236,203	3,680,033
Earnings before income taxes	91,071	301,850	267,008	860,723
Income tax expense	37,124	105,909	75,053	219,949
Net earnings	53,947	195,941	191,955	640,774
Net losses attributable to noncontrolling interests	(3,772)	(1,243)	(13,340)	(1,116)
Net losses attributable to redeemable noncontrolling interests	—	(345)	(454)	(1,241)
Preferred stock dividends	6,300	2,070	8,316	6,211
Net earnings attributable to Jefferies Financial Group Inc. common shareholders	$51,419	$195,459	$197,433	$636,920

Net earnings per common share:
Basic	$0.22	$0.80	$0.83	$2.54
Diluted	$0.22	$0.78	$0.82	$2.48
See accompanying notes to consolidated financial statements.
* See Note 1 for a description of financial statement presentation changes made as a result of our merger with Jefferies Group.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net earnings	$53,947	$195,941	$191,955	$640,774
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	(7,059)	(25,728)	20,307	(47,216)
Changes in fair value related to instrument-specific credit risk (2)	(22,315)	(7,175)	(40,273)	70,025
Unrealized gains (losses) on available-for-sale securities	1,176	(490)	1,135	(1,036)
Total other comprehensive income (loss), net of tax (3)	(28,198)	(33,393)	(18,831)	21,773
Comprehensive income	25,749	162,548	173,124	662,547
Net losses attributable to noncontrolling interests	(3,772)	(1,243)	(13,340)	(1,116)
Net losses attributable to redeemable noncontrolling interests	—	(345)	(455)	(1,241)
Preferred stock dividends	6,300	2,070	8,316	6,211
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$23,221	$162,066	$178,603	$658,693

(1)The amounts include income tax expenses of approximately $8.6 million and $7.1 million during the three and nine months ended August 31, 2023, respectively, and income tax benefits of approximately $6.6 million and $15.1 million during the three and nine months ended August 31, 2022, respectively.
(2)The amounts include income tax benefits of approximately $7.6 million and $15.6 million during the three and nine months ended August 31, 2023, respectively, and an income tax benefit of approximately $2.4 million and an income tax expense of $22.4 million during the three and nine months ended August 31, 2022, respectively. Refer to Note 18, Accumulated Other Comprehensive Income (Loss) for additional information related to fair value changes related to instrument specific-credit risk, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(3)None of the components of other comprehensive income (loss) are attributable to noncontrolling interests, redeemable noncontrolling interest or preferred stock dividends.
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Preferred shares $1 par value
Balance, beginning of period	$—	$—	$—	$—
Conversion of 21,000,000 common shares to 42,000 preferred shares	42	—	42	—
Balance, end of period	$42	$—	$42	$—
Common shares $1 par value
Balance, beginning of period	$231,411	$232,321	$226,130	$243,541
Purchase of common shares for treasury	(8)	(3,671)	(4,757)	(21,722)
Conversion of 125,000 preferred shares to common shares	—	—	4,654	—
Conversion of 21,000,000 common shares to 42,000 preferred shares	(21,000)	—	(21,000)	—
Other	25	157	5,401	6,988
Balance, end of period	$210,428	$228,807	$210,428	$228,807
Additional paid-in capital:
Balance, beginning of period	$1,965,530	$2,156,366	$1,967,781	$2,742,244
Share-based compensation expense	11,258	9,961	35,476	32,960
Change in fair value of redeemable noncontrolling interests	—	5,118	(390)	(8,010)
Purchase of common shares for treasury	(271)	(112,678)	(160,515)	(716,850)
Conversion of 125,000 preferred shares to common shares	—	—	120,346	—
Dividend equivalents	4,318	4,157	19,504	14,625
Conversion of 21,000,000 common shares to 42,000 preferred shares	52,458	—	52,458	—
Change in equity interest related to consolidated subsidiaries	—	—	(6,307)	—
Other	813	536	5,753	(1,509)
Balance, end of period	$2,034,106	$2,063,460	$2,034,106	$2,063,460
Accumulated other comprehensive loss, net of tax:
Balance, beginning of period	$(370,052)	$(316,977)	$(379,419)	$(372,143)
Other comprehensive income (loss), net of tax	(28,198)	(33,393)	(18,831)	21,773
Balance, end of period	$(398,250)	$(350,370)	$(398,250)	$(350,370)
Retained earnings
Balance, beginning of period	$7,868,766	$8,228,467	$8,418,354	$7,940,113
Net earnings attributable to Jefferies Financial Group Inc.	57,719	195,459	203,734	636,920
Dividends ($0.30, $0.30, $0.90 and $0.90 per common share)	(67,937)	(73,292)	(221,821)	(226,399)
Dividends - preferred shares	(6,300)	—	(6,300)	—
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	(14,813)	—
Distribution of Vitesse Energy, Inc.	—	—	(526,964)	—
Other	274	—	332	—
Balance, end of period	$7,852,522	$8,350,634	$7,852,522	$8,350,634
Total Jefferies Financial Group Inc. shareholders’ equity	$9,698,848	$10,292,531	$9,698,848	$10,292,531
Noncontrolling interests:
Balance, beginning of period	$69,595	$67,962	$62,633	$25,885
Net losses attributable to noncontrolling interests	(3,772)	(1,243)	(13,340)	(1,116)
Contributions	504	1,127	35,958	64,298
Distributions	—	—	(31,433)	—
Deconsolidation of asset management entity	—	—	—	(21,221)
Change in equity interest related to Vitesse Energy, Inc.	—	—	6,307	—
Conversion of Vitesse Energy, Inc. redeemable noncontrolling interest to noncontrolling interest	—	—	4,558	—
Conversion of redeemable noncontrolling interest to noncontrolling interest	—	—	1,396	—
Other	(43)	(1)	205	(1)
Balance, end of period	$66,284	$67,845	$66,284	$67,845
Total equity	$9,765,132	$10,360,376	$9,765,132	$10,360,376
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$191,955	$640,774
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	84,891	131,821
Share-based compensation	35,476	32,960
Net bad debt expense	45,408	31,246
Loss (income) on investments and loans to related parties	229,917	(14,796)
Distributions received on investments in related parties	33,973	72,353
Gain on sale of subsidiaries	—	(144,301)
Other adjustments	(58,991)	(649,222)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	(159,625)	—
Receivables:
Brokers, dealers and clearing organizations	(55,212)	761,078
Customers	(322,279)	148,994
Fees, interest and other	46,286	69,246
Securities borrowed	(849,753)	(226,045)
Financial instruments owned	(4,142,510)	(798,465)
Securities purchased under agreements to resell	(785,640)	3,490,151
Other assets	(579,442)	(140,028)
Payables:
Brokers, dealers and clearing organizations	501,040	796,842
Customers	463,802	(792,280)
Securities loaned	50,620	(191,463)
Financial instruments sold, not yet purchased	777,323	193,109
Securities sold under agreements to repurchase	3,020,443	(843,502)
Lease liabilities	(52,923)	(59,677)
Accrued expenses and other liabilities	(364,734)	(1,099,639)
Net cash provided by (used in) operating activities	(1,889,975)	1,409,156
Cash flows from investing activities:
Contributions to investments in and loans to related parties	(130,445)	(331,240)
Capital distributions from investments and repayments of loans from related parties	20,631	264,262
Originations and purchases of automobile loans, notes and other receivables	(332,786)	(413,490)
Principal collections of automobile loans, notes and other receivables	266,772	344,207
Net payments on premises and equipment	(80,210)	(131,994)
Proceeds from sales of subsidiaries, net of expenses and cash of operations sold	—	209,274
Deconsolidation of asset management entity	—	(21,221)
Other	—	12,128
Net cash used in investing activities	(256,038)	(68,074)
Continued on next page.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2023	2022
Cash flows from financing activities:
Proceeds from short-term borrowings	4,878,000	2,849,000
Payments on short-term borrowings	(4,481,800)	(2,499,000)
Proceeds from issuance of long-term debt, net of issuance costs	1,546,907	943,858
Repayment of long-term debt	(871,645)	(701,762)
Proceeds from conversion of common to preferred shares	31,500	—
Purchase of common shares for treasury	(165,272)	(738,572)
Dividends paid to common and preferred shareholders	(208,617)	(211,774)
Net proceeds from (payments on) other secured financings	282,776	(2,332,733)
Net change in bank overdrafts	300	(5,238)
Proceeds from contributions of noncontrolling interests	—	64,298
Other	5,733	2,187
Net cash provided by (used in) financing activities	1,017,882	(2,629,736)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(216)	(20,183)
Net decrease in cash, cash equivalents and restricted cash	(1,128,347)	(1,308,837)
Cash, cash equivalents and restricted cash at beginning of period	10,707,244	11,828,304
Cash, cash equivalents and restricted cash at end of period	$9,578,897	$10,519,467
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$1,665,693	$880,379
Income taxes, net	151,323	138,468
Noncash investing activities:
During the nine months ended August 31, 2023, we had non-cash investing activities of $30.6 million related to the acquisition of Vitesse Oil, LLC.
Noncash financing activities:
During the nine months ended August 31, 2023, we had non-cash financing activities of:
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
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	August 31, 2023	November 30, 2022
Cash and cash equivalents	$8,817,357	$9,703,109
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	712,809	957,302
Other assets	48,731	46,833
Total cash, cash equivalents and restricted cash	$9,578,897	$10,707,244
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table sets forth our Consolidated Statements of Earnings for the three and nine months ended August 31, 2022 as originally reported and as revised and presented within these consolidated financial statements as a result of the reclassifications (in thousands):

	Three Months Ended August 31, 2022			Nine Months Ended August 31, 2022
	As Originally Reported	Increases/ Decreases due to reclassifications	As Revised	As Originally Reported	Increases/Decreases due to reclassifications	As Revised
Principal transactions	$200,889	$(24,096)	$176,793	$654,633	$(37,673)	$616,960
Asset management fees and revenues	—	12,696	12,696	—	66,376	66,376
Interest	318,216	2,568	320,784	776,896	3,223	780,119
Other	387,091	4,006	391,097	1,005,685	(88,438)	917,247
Total revenues	1,836,927	(4,827)	1,832,101	5,397,874	(56,512)	5,341,362
Interest expense	312,037	10,220	322,257	771,987	28,619	800,606
Net revenues	1,524,890	(15,046)	1,509,844	4,625,887	(85,131)	4,540,756
Compensation and benefits	558,462	1,131	559,593	1,926,623	3,300	1,929,923
Interest expense	10,220	(10,220)	—	28,619	(28,619)	—
Selling, general and other expenses	398,222	(398,222)	—	1,011,760	(1,011,760)	—
Underwriting costs	—	11,672	11,672	—	32,991	32,991
Technology and communications	—	111,379	111,379	—	330,349	330,349
Occupancy and equipment rental	—	26,589	26,589	—	79,581	79,581
Business development	—	36,322	36,322	—	107,889	107,889
Professional services	—	61,428	61,428	—	169,936	169,936
Other expenses	—	149,702	149,702	—	287,714	287,714
Total expenses	1,218,213	(10,220)	1,207,994	3,708,652	(28,619)	3,680,033
Income (loss) related to associated companies	(4,827)	4,827	—	(56,512)	56,512	—

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
During the nine months ended August 31, 2023, there were no significant changes made to the Company’s significant accounting policies.

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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $1.17 billion and $1.29 billion at August 31, 2023 and November 30, 2022, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2023
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$4,526,100	$148,512	$178,789	$—	$4,853,401
Corporate debt securities	—	5,068,342	31,712	—	5,100,054
Collateralized debt obligations and collateralized loan obligations	—	750,561	57,485	—	808,046
U.S. government and federal agency securities	4,002,330	81,526	—	—	4,083,856
Municipal securities	—	266,819	—	—	266,819
Sovereign obligations	1,112,975	476,103	—	—	1,589,078
Residential mortgage-backed securities	—	2,035,557	23,229	—	2,058,786
Commercial mortgage-backed securities	—	404,009	28,411	—	432,420
Other asset-backed securities	—	153,940	177,042	—	330,982
Loans and other receivables	—	1,205,071	150,207	—	1,355,278
Derivatives	1,740	2,876,618	15,426	(2,416,152)	477,632
Investments at fair value	—	26,745	256,113	—	282,858
Total financial instruments owned, excluding Investments at fair value based on NAV	$9,643,145	$13,493,803	$918,414	$(2,416,152)	$21,639,210
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$159,625	$—	$—	$—	$159,625
Securities received as collateral	18,757	—	—	—	18,757

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,310,270	$17,921	$465	$—	$2,328,656
Corporate debt securities	—	3,076,034	226	—	3,076,260
U.S. government and federal agency securities	3,305,932	—	—	—	3,305,932
Sovereign obligations	1,246,147	513,653	—	—	1,759,800
Residential mortgage-backed securities	—	2	—	—	2
Commercial mortgage-backed securities	—	—	724	—	724
Loans	—	90,100	7,439	—	97,539
Derivatives	751	3,180,360	55,462	(1,975,610)	1,260,963
Total financial instruments sold, not yet purchased	$6,863,100	$6,878,070	$64,316	$(1,975,610)	$11,829,876
Other secured financings	$—	$—	$1,712	$—	$1,712
Obligation to return securities received as collateral	18,757	—	—	—	18,757
Long-term debt	—	926,449	705,915	—	1,632,364
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
Other Asset-Backed Securities
Other asset-backed securities (“ABS”) include, but are not limited to, securities backed by auto loans, credit card receivables, student loans and other consumer loans and are categorized within Level 2 or Level 3 of the fair value hierarchy. Valuations are primarily determined using pricing data obtained from external pricing services, broker quotes and prices observed from recently executed market transactions. In addition, recent transaction data from comparable deals is deployed to develop market clearing yields and cumulative loss assumptions. The cumulative loss assumptions are based on the analysis of the underlying collateral and comparisons to earlier deals with similar collateral to gauge the relative performance of the deal.

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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	August 31, 2023
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$348,255	$—
Equity Funds (3)	57,739	35,815
Commodity Funds (4)	23,253	—
Multi-asset Funds (5)	364,116	20,000
Other Funds (6)	372,618	143,670
Total	$1,165,981	$199,485

	November 30, 2022
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$441,229	$—
Equity Funds (3)	73,176	36,861
Commodity Funds (4)	24,283	—
Multi-asset Funds (5)	401,655	—
Other Funds (6)	353,621	53,994
Total	$1,293,964	$90,855
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)Includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At August 31, 2023 and November 30, 2022, approximately 46% and 58%, respectively, are redeemable quarterly with 90 days prior written notice and approximately 8% and 6%, respectively, are redeemable quarterly with 60 days prior written notice. The remaining balance at August 31, 2023 and November 30, 2022 cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023 or August 31, 2025.

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
(5)Includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At August 31, 2023 and November 30, 2022, investments representing approximately 79% and 78%, respectively, of the fair value of investments are redeemable monthly with 60 days prior written notice. At August 31, 2023 and November 30, 2022, approximately 12% and 15%, respectively, of the fair value of investments are redeemable quarterly with 90 days prior written notice.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2023 (in thousands):

	Three Months Ended August 31, 2023
	Balance at May 31, 2023	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2023	For instruments still held at August 31, 2023, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$267,913	$(85,416)	$333	$(331)	$—	$—	$(3,710)	$178,789	$(84,507)	$—
Corporate debt securities	42,642	(176)	4,685	(4,157)	—	—	(11,282)	31,712	416	—
CDOs and CLOs	62,691	12,133	9,848	(648)	(17,331)	—	(9,208)	57,485	(8,000)	—
RMBS	24,705	(1,796)	324	—	(4)	—	—	23,229	(686)	—
CMBS	28,946	(535)	—	—	—	—	—	28,411	(368)	—
Other ABS	126,075	(2,768)	50,945	(2,534)	—	—	5,324	177,042	(3,995)	—
Loans and other receivables	141,817	6,776	7,342	(7,967)	—	—	2,239	150,207	7,955	—
Investments at fair value	153,800	114,681	575	—	(196)	—	(12,747)	256,113	114,681	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$465	$—	$—	$—	$—	$—	$—	$465	$—	$—
Corporate debt securities	267	1	—	—	—	—	(42)	226	(1)	—
CMBS	630	(11)	—	—	210	—	(105)	724	11	—
Loans	3,348	2,522	(1,655)	247	—	—	2,977	7,439	(4,508)	—
Net derivatives (2)	54,260	4,259	(9,406)	22,236	—	—	(31,313)	40,036	(4,177)	—
Other secured financings	1,712	—	—	—	—	—	—	1,712	—	—
Long-term debt	697,057	20,768	—	—	—	5,572	(17,482)	705,915	(5,770)	(14,998)
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
Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2023
During the three months ended August 31, 2023, transfers of assets of $21.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loan and other receivables of $7.0 million, Other ABS of $6.8 million, CDOs and CLOs of $3.7 million and Corporate debt securities of $3.2 million due to reduced pricing transparency.
During the three months ended August 31, 2023, transfers of assets of $51.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Corporate debt securities of $14.5 million, CDOs and CLOs of $12.9 million, Investments at fair value of $12.7 million, Loans and other receivables of $4.7 million, Corporate equity securities of $4.6 million and Other ABS of $1.5 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended August 31, 2023, transfers of liabilities of $31.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $21.7 million, Net derivatives of $6.5 million and Loans of $3.0 million due to reduced market and pricing transparency.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended August 31, 2023, transfers of liabilities of $77.3 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $39.1 million and Net derivatives of $37.8 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $42.9 million and net losses on Level 3 liabilities were $27.5 million for the three months ended August 31, 2023. Net gains on Level 3 assets were primarily due to increased market values across Investments at fair value, CDOs and CLOs, and Loans and other receivables, partially offset by decreased valuations of Corporate equity securities and Other ABS. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt, certain derivatives and loans.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2023 (in thousands):

	Nine Months Ended August 31, 2023
	Balance at November 30, 2022	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2023	For instruments still held at August 31, 2023, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$240,347	$(58,302)	$895	$(1,228)	$(630)	$—	$(2,293)	$178,789	$(51,782)	$—
Corporate debt securities	30,232	2,087	11,519	(20,410)	(200)	—	8,484	31,712	(1,394)	—
CDOs and CLOs	55,824	23,622	30,744	(1,062)	(43,798)	—	(7,845)	57,485	(13,103)	—
RMBS	27,617	(4,239)	—	—	(149)	—	—	23,229	(1,513)	—
CMBS	839	(1,282)	—	—	—	—	28,854	28,411	(428)	—
Other ABS	94,677	(9,162)	90,507	(4,387)	—	—	5,407	177,042	(11,922)	—
Loans and other receivables	168,875	4,626	12,769	(28,171)	(186)	—	(7,706)	150,207	10,380	—
Investments at fair value	161,992	112,094	7,994	(2,420)	(10,887)	—	(12,660)	256,113	113,807	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$750	$(285)	$—	$—	$—	$—	$—	$465	$285	$—
Corporate debt securities	500	(40)	(234)	—	—	—	—	226	29	—
CMBS	490	(11)	—	—	245	—	—	724	11	—
Loans	3,164	(124)	(1,655)	354	—	—	5,700	7,439	(903)	—
Net derivatives (2)	59,524	(8,176)	(5,300)	17,037	(854)	10,035	(32,230)	40,036	7,718	—
Other secured financings	1,712	—	—	—	—	—	—	1,712	—	—
Long-term debt	661,123	40,321	—	—	—	5,775	(1,304)	705,915	(8,970)	(31,351)
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
Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2023
During the nine months ended August 31, 2023, transfers of assets of $77.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CMBS of $28.9 million, Loans and other receivables of $26.3 million, Other ABS of $9.9 million, Corporate debt securities of $8.7 million and Corporate equity securities of $3.3 million due to reduced pricing transparency.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the nine months ended August 31, 2023, transfers of assets of $64.8 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $34.0 million, Investments at fair value of $12.7 million, CDOs and CLOs of $7.8 million, Corporate equity securities of $5.6 million and Other ABS of $4.5 million due to greater pricing transparency supporting classification into Level 2.
During the nine months ended August 31, 2023, transfers of liabilities of $46.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $27.9 million, Net derivatives of $12.6 million and Loans of $5.7 million due to reduced market and pricing transparency.
During the nine months ended August 31, 2023, transfers of liabilities of $74.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $44.8 million and Structured notes within Long-term debt of $29.2 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $69.4 million and net losses on Level 3 liabilities were $31.7 million for the nine months ended August 31, 2023. Net gains on Level 3 assets were primarily due to increased market values across Investments at fair value and CDOs and CLOs, partially offset by decreased valuations of Corporate equity securities and other ABS. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt, partially offset by decreased valuations of certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2022 (in thousands):

	Three Months Ended August 31, 2022
	Balance at May 31, 2022	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2022	For instruments still held at August 31, 2022, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$215,756	$(23,271)	$37,682	$(189)	$—	$—	$(1,444)	$228,534	$(23,364)	$—
Corporate debt securities	20,813	(605)	759	(1,183)	—	—	(1,572)	18,212	699	—
CDOs and CLOs	49,858	685	13,133	(4,553)	(3,604)	—	(5,591)	49,928	(9,369)	—
RMBS	1,059	(3,596)	94	—	(32)	—	28,218	25,743	(2,158)	—
CMBS	1,870	(2,663)	—	—	—	—	32,403	31,610	(621)	—
Other ABS	84,778	(1,800)	17,487	—	(13,217)	—	4,245	91,493	(7,432)	—
Loans and other receivables	179,948	12,228	7,065	(11,491)	(32,345)	—	(11,367)	144,038	3,447	—
Investments at fair value	163,844	20,329	2,184	(48)	(831)	—	—	185,478	20,104	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$3,749	$(278)	$(940)	$39	$—	$—	$—	$2,570	$(268)	$—
Corporate debt securities	401	26	—	—	—	—	—	427	(28)	—
CDOs and CLOs	—	(29)	—	383	—	—	—	354	29	—
CMBS	385	—	—	70	—	—	—	455	—	—
Loans	5,223	437	—	27	—	—	(4)	5,683	(1,708)	—
Net derivatives (2)	74,997	(23,380)	(1,929)	—	(20,954)	—	43,764	72,498	19,719	—
Other secured financings	2,362	—	—	—	—	—	—	2,362	—	—
Long-term debt	739,353	(59,521)	—	—	—	—	41,283	721,115	75,930	(16,409)
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2022
During the three months ended August 31, 2022, transfers of assets of $72.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CMBS of $32.4 million, RMBS of $28.2 million, Other ABS of $9.2 million and Loans and other receivables of $1.8 million due to reduced pricing transparency.
During the three months ended August 31, 2022, transfers of assets of $27.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $13.2 million, CDOs and CLOs of $5.6 million, Other ABS of $4.9 million and Corporate debt securities of $2.1 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended August 31, 2022, transfers of liabilities of $101.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $52.0 million and net derivatives of $49.4 million due to reduced market and pricing transparency.
During the three months ended August 31, 2022, transfers of liabilities of $17.7 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $10.8 million and net derivatives of $5.7 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $1.3 million and net gains on Level 3 liabilities were $82.7 million for the three months ended August 31, 2022. Net gains on Level 3 assets were primarily due to increased market values across investments at fair value, and loan and other receivables, partially offset by decreases in corporate equity securities, RMBS and CMBS. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt and certain derivatives.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2022 (in thousands):

	Nine Months Ended August 31, 2022
	Balance at November 30, 2021	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2022	For instruments still held at August 31, 2022, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$118,489	$(784)	$100,612	$(2,941)	$(298)	$—	$13,456	$228,534	$(1,523)	$—
Corporate debt securities	11,803	3,596	5,691	(16,513)	(9)	—	13,644	18,212	1,537	—
CDOs and CLOs	31,946	2,573	34,756	(18,933)	(8,178)	—	7,764	49,928	(10,371)	—
Municipal securities	—	—	—	—	—	—	—	—	—	—
Sovereign obligations	—	—	—	—	—	—	—	—	—	—
RMBS	1,477	(6,099)	28,067	(187)	(152)	—	2,637	25,743	(2,894)	—
CMBS	2,333	(18,549)	—	—	—	—	47,826	31,610	(2,420)	—
Other ABS	93,524	(1,446)	51,964	(18,489)	(36,349)	—	2,289	91,493	(17,168)	—
Loans and other receivables	178,417	1,119	22,444	(27,631)	(33,276)	—	2,965	144,038	(3,741)	—
Investments at fair value	154,373	54,178	16,470	(48)	(16,088)	—	(23,407)	185,478	53,390	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,635	$(3,708)	$(3,255)	$4,898	$—	$—	$—	$2,570	$2,781	$—
Corporate debt securities	482	15	(70)	—	—	—	—	427	(23)	—
CDOs and CLOs	—	(29)	—	383	—	—	—	354	29	—
CMBS	210	—	—	245	—	—	—	455	—	—
Loans	9,925	(3,711)	(580)	68	—	—	(19)	5,683	(2,225)	—
Net derivatives (2)	67,769	(152,927)	(1,559)	1,285	—	21,024	136,906	72,498	150,713	—
Other secured financings	25,905	—	—	—	(23,543)	—	—	2,362	—	—
Long-term debt	881,732	(316,778)	—	—	—	89,263	66,898	721,115	265,288	51,490
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
Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2022
During the nine months ended August 31, 2022, transfers of assets of $94.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CMBS of $47.8 million, Other ABS of $23.7 million, CDOs and CLOs of $7.8 million, corporate debt securities of $6.7 million and Loans and other receivables of $5.2 million due to reduced pricing transparency.
During the nine months ended August 31, 2022, transfers of assets of $27.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Other ABS of $21.5 million due to greater pricing transparency supporting classification into Level 2.
During the nine months ended August 31, 2022, transfers of liabilities of $249.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $143.9 million and structured notes within Long-term debt of $105.8 million due to reduced pricing and market transparency.
During the nine months ended August 31, 2022, transfers of liabilities of $46.9 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
•Structured notes within Long-term debt of $38.9 million and net derivatives of $7.0 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $34.6 million and net gains on Level 3 liabilities were $477.1 million for the nine months ended August 31, 2022. Net gains on Level 3 assets were primarily due to increased market values across investments at fair value, partially offset by decreases in CMBS. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt and certain derivatives.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at August 31, 2023 and November 30, 2022
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

August 31, 2023
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$178,789
Non-exchange-traded securities		Market approach	Price	$0	-	$325	$59
Corporate debt securities	$31,712	Discounted cash flows	Discount rate/yield	8%			—
		Market approach	Price	$41	-	$150	$76
		Scenario analysis	Estimated recovery percentage	5%	-	93%	57%
CDOs and CLOs	$57,485	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	35%			—
			Discount rate/yield	19%	-	23%	22%
		Market approach	Price	$48	-	$100	$87
CMBS	$1,984	Scenario analysis	Estimated recovery percentage	28%			—
Other ABS	$162,281	Discounted cash flows	Discount rate/yield	11%	-	21%	19%
			Cumulative loss rate	11%	-	31%	23%
			Duration (years)	1.3	-	2.0	1.7
		Market approach	Price	$100			—
Loans and other receivables	$150,207	Market approach	Price	$39	-	$152	$115
		Scenario analysis	Estimated recovery percentage	6%	-	60%	28%
Derivatives	$5,912
Embedded options		Market approach	Points upfront	0.4			—
Investments at fair value	$252,514
Private equity securities		Market approach	Price	$1	-	$11,747	$333
			Discount rate/yield	27%			—
			Revenue	$30,596,072			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities	$226	Scenario analysis	Estimated recovery percentage	5%			—
Loans	$7,439	Market approach	Price	$58			—
Derivatives	$51,861
Equity options		Volatility benchmarking	Volatility	30%	-	77%	45%
Embedded options		Market approach	Points upfront	9.1	-	24.5	17.6
Other secured financings	$1,712	Scenario analysis	Estimated recovery percentage	9%	-	30%	23%
Long-term debt	$705,915
Structured notes		Market approach	Price	$54	-	$100	$79
			Price	€56	-	€101	€81

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2023 and November 30, 2022, asset exclusions consisted of $77.5 million and $80.2 million, respectively, primarily comprised of CMBS, RMBS, Other ABS, certain derivatives and Investments at Fair Value. At August 31, 2023 and November 30, 2022, liability exclusions consisted of $4.8 million and $9.6 million, respectively, primarily comprised of certain derivatives, CMBS and corporate equity securities.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, Other ABS, loans and other receivables, derivatives, private equity securities and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, Other ABS, loans and other receivables and structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield related to private equity securities would result in a lower (higher) fair value. A significant increase (decrease) in revenue related to private equity securities would result in a higher (lower) fair value. A significant increase (decrease) in the EBITDA multiple related to corporate debt securities would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of points upfront, a significant increase in points would result in a significant increase (decrease) in the fair value measurement of options.
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
The following is a summary of gains (losses) due to changes in fair value related to instrument-specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Financial instruments owned:
Loans and other receivables	$15,998	$(9,040)	$31,172	$4,828
Financial instruments sold, not yet purchased:
Loans	$—	$(832)	$—	$(121)
Long-term debt:
Changes in instrument-specific credit risk (1)	$(29,980)	$(5,824)	$(56,357)	$88,309
Other changes in fair value (2)	17,882	62,476	21,432	318,408
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	August 31, 2023	November 30, 2022
Financial instruments owned:
Loans and other receivables (1)	$2,089,674	$2,144,632
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	190,097	181,766
Long-term debt	343,294	369,990
Other secured financings	3,563	3,563
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $117.5 million and $83.4 million at August 31, 2023 and November 30, 2022, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $52.9 million and $69.2 million at August 31, 2023 and November 30, 2022, respectively, which includes loans and other receivables 90 days or greater past due of $28.6 million and $65.1 million at August 31, 2023 and November 30, 2022, respectively.
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. Impairment losses for the three and nine months ended August 31, 2023 attributable to an equity method investment were $27.8 million and $57.2 million, respectively, and were recognized in Other revenues in our Consolidated Statements of Earnings. The assets of the equity method investment were included within the Asset Management reportable business segment. At August 31, 2023, the equity method investment had a fair value of zero and would be categorized within Level 3 of the fair value hierarchy. Fair value at August 31, 2023 was based on our best estimate of what could be recognized in a sale transaction for the investment. See Note 9, Investments, for additional details.
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
At August 31, 2023 and November 30, 2022, we had equity securities without readily determinable fair values, which we account for at cost, minus impairment, of $0.0 million and $37.0 million, respectively. Net losses of $0.4 million and $122.2 million were recognized on these investments during three and nine months ended August 31, 2023, respectively. Impairments and downward adjustments on these investments during the three and nine months ended August 31, 2023 were $0.4 million and $80.3 million, respectively. There were no impairments on these investments during the three and nine months ended August 31, 2022.

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
The following tables present the fair value and related number of derivative contracts at August 31, 2023 and November 30, 2022 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	August 31, 2023 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$1,480	3	$—	—
Foreign exchange contracts:
Bilateral OTC	308	1	49,717	4
Total derivatives designated as accounting hedges	1,788		49,717
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,327	60,470	1,240	79,151
Cleared OTC	383,289	4,746	386,226	4,743
Bilateral OTC	991,892	698	1,472,237	1,211
Foreign exchange contracts:
Exchange-traded	—	12	—	—
Bilateral OTC	140,392	632	128,292	571
Equity contracts:
Exchange-traded	676,344	1,024,316	370,816	959,591
Bilateral OTC	644,660	6,401	778,944	7,586
Commodity contracts:
Exchange-traded	44	718	11	1,012
Credit contracts:
Cleared OTC	30,149	91	29,476	68
Bilateral OTC	22,899	27	19,614	21
Total derivatives not designated as accounting hedges	2,891,996		3,186,856
Total gross derivative assets/ liabilities:
Exchange-traded	678,715		372,067
Cleared OTC	414,918		415,702
Bilateral OTC	1,800,151		2,448,804
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(362,487)		(362,487)
Cleared OTC	(413,345)		(415,593)
Bilateral OTC	(1,640,320)		(1,197,530)
Net amounts per Consolidated Statements of Financial Condition (4)	$477,632		$1,260,963
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2023	2022	2023	2022
Interest rate swaps	$(46,783)	$(31,831)	$(64,847)	$(176,244)
Long-term debt	30,345	32,439	23,068	188,023
Total	$(16,438)	$608	$(41,779)	$11,779
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2023	2022	2023	2022
Foreign exchange contracts	$(22,086)	$95,213	$(53,091)	$157,773
Total	$(22,086)	$95,213	$(53,091)	$157,773
The following table presents unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2023	2022	2023	2022
Interest rate contracts	$44,277	$(16,018)	$175,398	$(145,481)
Foreign exchange contracts	26,173	(90,604)	63,832	(200,137)
Equity contracts	185,215	(105,661)	(118,222)	88,500
Commodity contracts	(105)	21,517	(289)	(46,961)
Credit contracts	(7,623)	3,684	(8,447)	15,129
Total	$247,937	$(187,082)	$112,272	$(288,950)
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at August 31, 2023 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$196,746	$17,785	$—	$(22,343)	$192,188
Credit default swaps	—	12,691	—	—	12,691
Total return swaps	119,543	61,172	—	(2,500)	178,215
Foreign currency forwards, swaps and options	36,441	10,456	—	(1,259)	45,638
Fixed income forwards	75	—	—	—	75
Interest rate swaps, options and forwards	110,519	727,716	33,278	(161,486)	710,027
Total	$463,324	$829,820	$33,278	$(187,588)	1,138,834
Cross product counterparty netting					(52,853)
Total OTC derivative assets included in Financial instruments owned					$1,085,981
(1)At August 31, 2023, we held net exchange-traded derivative assets and other credit agreements with a fair value of $316.2 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At August 31, 2023, cash collateral received was $924.6 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$90,896	$273,097	$7,950	$(22,343)	$349,600
Credit default swaps	206	811	—	—	1,017
Total return swaps	59,349	90,960	40	(2,500)	147,849
Foreign currency forwards, swaps and options	74,141	10,078	—	(1,259)	82,960
Fixed income forwards	15,011	—	—	—	15,011
Interest rate swaps, options and forwards	107,865	672,381	573,091	(161,486)	1,191,851
Total	$347,468	$1,047,327	$581,081	$(187,588)	1,788,288
Cross product counterparty netting					(52,853)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,735,435
(1)At August 31, 2023, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $9.6 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At August 31, 2023, cash collateral pledged was $484.1 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at August 31, 2023 (in thousands):

Counterparty credit quality (1):
A- or higher	$756,388
BBB- to BBB+	100,618
BB+ or lower	124,604
Unrated	104,371
Total	$1,085,981
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
Credit Related Derivative Contracts
The following tables present external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	August 31, 2023
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$974.5	$682.6	$—	$1,657.1

	November 30, 2022
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$207.9	$515.8	$—	$723.7
Single name credit default swaps	—	—	0.2	0.2
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

	August 31, 2023	November 30, 2022
Derivative instrument liabilities with credit-risk-related contingent features	$18.8	$226.5
Collateral posted	(6.9)	(168.8)
Collateral received	98.0	177.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	109.9	235.0
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
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value by class of collateral pledged (in thousands):

	August 31, 2023
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$976,654	$793,923	$12,670	$1,783,247
Corporate debt securities	390,613	3,734,940	—	4,125,553
Mortgage-backed and asset-backed securities	—	1,644,403	—	1,644,403
U.S. government and federal agency securities	22,076	9,497,893	3,942	9,523,911
Municipal securities	—	207,481	—	207,481
Sovereign obligations	27,140	2,493,606	2,145	2,522,891
Loans and other receivables	—	1,097,533	—	1,097,533
Total	$1,416,483	$19,469,779	$18,757	$20,905,019

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
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	August 31, 2023
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$901,684	$—	$58,172	$456,627	$1,416,483
Repurchase agreements	10,385,260	1,623,185	2,788,845	4,672,489	19,469,779
Obligation to return securities received as collateral, at fair value	18,757	—	—	—	18,757
Total	$11,305,701	$1,623,185	$2,847,017	$5,129,116	$20,905,019

	November 30, 2022
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$808,472	$—	$273,865	$283,688	$1,366,025
Repurchase agreements	6,930,667	1,521,629	2,262,705	2,888,032	13,603,033
Obligation to return securities received as collateral, at fair value	100,362	—	—	—	100,362
Total	$7,839,501	$1,521,629	$2,536,570	$3,171,720	$15,069,420
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2023 and November 30, 2022, the approximate fair value of securities received as collateral by us that may be sold or repledged was $32.51 billion and $26.82 billion, respectively. At August 31, 2023 and November 30, 2022, a substantial portion of the securities received by us had been sold or repledged.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

	August 31, 2023
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$6,680,672	$—	$6,680,672	$(281,177)	$(1,495,068)	$4,904,427
Reverse repurchase agreements	14,329,325	(8,997,533)	5,331,792	(1,360,403)	(3,905,566)	65,823
Securities received as collateral, at fair value	18,757	—	18,757	—	(18,757)	—
Liabilities:
Securities lending arrangements	$1,416,483	$—	$1,416,483	$(281,177)	$(1,099,306)	$36,000
Repurchase agreements	19,469,779	(8,997,533)	10,472,246	(1,360,403)	(8,573,893)	537,950
Obligation to return securities received as collateral, at fair value	18,757	—	18,757	—	(18,757)	—

	November 30, 2022
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$5,831,148	$—	$5,831,148	$(285,361)	$(1,381,404)	$4,164,383
Reverse repurchase agreements	10,697,382	(6,150,691)	4,546,691	(550,669)	(3,954,525)	41,497
Securities received as collateral, at fair value	100,362	—	100,362	—	(100,362)	—
Liabilities:
Securities lending arrangements	$1,366,025	$—	$1,366,025	$(285,361)	$(1,054,228)	$26,436
Repurchase agreements	13,603,033	(6,150,691)	7,452,342	(550,669)	(6,374,480)	527,193
Obligation to return securities received as collateral, at fair value	100,362	—	100,362	—	(100,362)	—
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(3)Includes $4.84 billion of securities borrowing arrangements for which we have received securities collateral of $4.71 billion, and $483.0 million of repurchase agreements for which we have pledged securities collateral of $503.3 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $4.12 billion of securities borrowing arrangements for which we have received securities collateral of $4.02 billion, and $495.2 million of repurchase agreements for which we have pledged securities collateral of $507.3 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $872.4 million and $957.3 million at August 31, 2023 and November 30, 2022, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Transferred assets	$2,725.6	$1,813.2	$6,576.0	$5,355.8
Proceeds on new securitizations	2,702.7	1,813.2	6,553.0	5,407.2
Cash flows received on retained interests	13.2	10.0	13.6	22.9
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2023 and November 30, 2022.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2023		November 30, 2022
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$3,042.1	$226.5	$219.8	$2.9
U.S. government agency CMBS	4,494.3	472.8	2,997.7	173.9
CLOs	5,736.2	75.9	5,140.5	31.9
Consumer and other loans	2,026.5	119.4	2,526.7	122.8
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Consolidated VIEs
The following table presents information about our consolidated VIEs at August 31, 2023 and November 30, 2022 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	August 31, 2023		November 30, 2022
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash	$—	$2.3	$—	$1.4
Financial instruments owned	—	32.2	—	7.1
Securities purchased under agreements to resell (1)	2,094.8	—	1,565.0	—
Receivables from brokers (2)	—	41.7	—	15.2
Other receivables	—	2.3	—	—
Other assets (3)	854.9	94.4	798.8	88.3
Total assets	$2,949.7	$172.9	$2,363.8	$112.0
Financial instruments sold, not yet purchased	$—	$4.8	$—	$5.7
Other secured financings (4)	2,908.1	—	2,289.9	—
Other liabilities (5)	10.4	59.0	4.6	37.6
Long-term debt (6)	6.3	49.6	—	24.7
Total liabilities	$2,924.8	$113.4	$2,294.5	$68.0
(1)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(2)Approximately $1.4 million of receivables from brokers at August 31, 2023 are with related consolidated entities, which are eliminated in consolidation.
(3)Approximately $10.4 million and $82.4 million of the other assets at August 31, 2023 and November 30, 2022, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $589.2 million and $253.8 million of the other secured financings at August 31, 2023 and November 30, 2022, respectively, are with related consolidated entities and are eliminated in consolidation.
(5)Approximately $56.5 million and $30.9 million of the other liabilities amounts at August 31, 2023 and November 30, 2022, respectively, are with related consolidated entities, which are eliminated in consolidation.
(6)Approximately $0.5 million of the long-term debt amount at August 31, 2023 is with related consolidated entities, which is eliminated in consolidation.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other. We are the primary beneficiary of certain investment vehicles that we manage for external investors and certain investment vehicles set up for the benefit of our employees as well as investment vehicles managed by third parties where we have a controlling financial interest. The assets of these VIEs consist primarily of private equity securities, corporate debt and equity securities, loans and broker receivables. Our variable interests in these vehicles consist of equity securities, management and performance fees and revenue share. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	August 31, 2023
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$657.0	$15.0	$3,829.8	$7,428.6
Asset-backed vehicles	768.2	—	881.6	3,949.0
Related party private equity vehicles	3.5	—	15.0	11.6
Other investment vehicles	1,028.2	—	1,217.3	19,121.1
FXCM	88.1	—	88.1	349.7
OpNet	244.0	—	317.5	985.1
Total	$2,789.0	$15.0	$6,349.3	$31,845.1

	November 30, 2022
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$133.5	$1.4	$1,642.5	$7,705.3
Asset-backed vehicles	561.0	—	690.4	4,408.3
Related party private equity vehicles	24.8	—	35.5	69.1
Other investment vehicles	1,172.6	—	1,254.0	18,940.5
FXCM	94.8	—	94.8	389.6
Total	$1,986.7	$1.4	$3,717.2	$31,512.8
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
Asset-Backed Vehicles. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities, forward purchase agreements and reverse repurchase agreements. We also may transfer originated corporate loans to certain VIEs and hold subordinated interests issued by the vehicle. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer loans, mortgage loans and corporate loans. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.
Related Party Private Equity Vehicles. We have committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At August 31, 2023 and November 30, 2022, our total equity commitment in the JCP Entities was $133.0 million, of which $122.5 million and $122.4 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $3.5 million and $24.8 million at August 31, 2023 and November 30, 2022, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At August 31, 2023 and November 30, 2022, we had equity commitments to invest $1.32 billion and $1.14 billion, respectively, in various other investment vehicles, of which $1.06 billion and $1.06 billion was funded, respectively. The carrying value of our equity investments was $1.03 billion and $1.17 billion at August 31, 2023 and November 30, 2022, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
FXCM. We have equity interests in FXCM of $48.9 million and $59.7 million at August 31, 2023 and November 30, 2022, respectively, consisting of a 49.9% voting interest in FXCM and rights to a majority of all distributions in respect of the equity of FXCM, which is accounted for under the equity method of accounting and reported within Investments in and loans to related parties in the Consolidated Statements of Financial Condition. We also have a senior secured term loan to FXCM, which is accounted for at a fair value of $39.2 million and $35.1 million, at August 31, 2023 and November 30, 2022, respectively, and is reported within Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. FXCM is considered a VIE and our term loan and equity interest are variable interests. The assets of FXCM primarily consist of brokerage receivables and other financial instruments and operating assets as part of FXCM’s foreign exchange trading business.
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
At August 31, 2023 and November 30, 2022, we held $1.87 billion and $1.47 billion of agency mortgage-backed securities, respectively, and $337.1 million and $180.6 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

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

	August 31, 2023	November 30, 2022
Total Investments in and loans to related parties	$1,380.5	$1,426.8

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Total equity method pickup earnings (losses) recognized in Other revenues in our Consolidated Statements of Earnings	$(78.1)	$(35.0)	$(229.9)	$14.8
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized information provided for these investees is based on the latest financial information available as of August 31, 2023, November 30, 2022 and August 31, 2022.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
At August 31, 2023, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.50 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At August 31, 2023, our remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2024 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at August 31, 2023. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2024 with automatic one year extensions absent a 60 days termination notice by either party. At August 31, 2023, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Interest income	$—	$—	$—	$0.4
Unfunded commitment fees	0.3	0.3	0.9	0.9
The following is a summary of selected financial information for Jefferies Finance (in millions):

	August 31, 2023	November 30, 2022
Total assets	$6,361.0	$6,773.2
Total liabilities	5,093.9	5,500.4

	August 31, 2023	November 30, 2022
Our total equity balance	$626.6	$636.4

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net losses	$(31.5)	$(139.6)	$(3.7)	$(91.2)
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Origination and syndication fee revenues (1)	$37.9	$14.6	$84.1	$171.4
Origination fee expenses (1)	10.1	6.5	20.5	33.8
CLO placement fee revenues (2)	1.7	1.2	1.7	3.1
Service fees (3)	20.1	17.3	81.2	83.1
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
(2)We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At August 31, 2023 and November 30, 2022, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $4.9 million and $1.2 million at August 31, 2023 and November 30, 2022, respectively. At August 31, 2023 and November 30, 2022, payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers in our Consolidated Statements of Financial Condition, were $0.2 million and $0.5 million, respectively.
Berkadia
Berkadia is a commercial mortgage banking, servicing and finance joint venture that was formed by us and Berkshire Hathaway Inc. We are entitled to receive 43.6% of the profits of Berkadia. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies or other investors. Berkadia also is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Commercial paper issued by Berkadia is supported by a $1.50 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At August 31, 2023, the aggregate amount of commercial paper outstanding was $1.47 billion.
The following is a summary of selected financial information for Berkadia (in millions):

	August 31, 2023	November 30, 2022
Total assets	$4,418.8	$4,436.0
Total liabilities	2,910.7	2,801.7
Total noncontrolling interest	588.9	690.1

	August 31, 2023	November 30, 2022
Our total equity balance	$414.7	$425.9

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net earnings	$53.9	$66.2	$96.4	$238.4
We received distributions from Berkadia on our equity interest as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Distributions	$33.6	$37.0	$33.8	$59.2
At August 31, 2023 and November 30, 2022, we had commitments to purchase $107.3 million and $237.4 million, respectively, of agency CMBS from Berkadia.
OpNet
We own approximately 47.4% of the common shares and 50.0% of the voting rights of OpNet. We recognized equity method pickup gains (losses) of $(35.3) million and $(157.1) million during the three and nine months ended August 31, 2023, respectively, and $20.3 million and $(8.7) million during the three and nine months ended August 31, 2022, respectively, in Other revenues.

In addition to common stock, we own various classes of convertible preferred stock in OpNet, which will automatically convert to common shares in 2026. The convertible preferred instruments were measured at cost less impairment in prior reporting periods. Effective August 31, 2023, we elected to measure all classes of convertible preferred stock in OpNet at fair value and reclassified all convertible preferred instruments from Other assets to Financial instruments owned, at fair value. The convertible preferred stock in OpNet has a carrying value of $116.3 million and $0.0 million at August 31, 2023 and November 30, 2022, respectively.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We also hold common stock warrants. The common stock warrants and preferred stock warrants are reported in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and had a fair value of $0.0 million and $54.2 million at August 31, 2023 and November 30, 2022, respectively.
If our convertible preferred stock and common stock warrants were all converted or exercised, our ownership would increase to approximately 71.9% of OpNet’s common equity and voting rights.
We also own redeemable preferred stock and subordinated bonds issued by OpNet. The redeemable preferred stock is reported in Other assets in our Consolidated Statements of Financial Condition and had a carrying value of $0.0 million and $24.5 million at August 31, 2023 and November 30, 2022, respectively. The subordinated bonds are reported in Financial instruments owned, at fair value in our Consolidated Statements of Condition with a fair value of $55.6 million and $48.6 million at August 31, 2023 and November 30, 2022, respectively.
We have outstanding shareholder loans to OpNet. The total carrying value of shareholder loans to OpNet was $68.4 million and $19.3 million at August 31, 2023 and November 30, 2022, respectively. We have agreed to provide additional financial support, if necessary, to meet certain funding needs of OpNet through June 2024.
During the three and nine months ended August 31, 2023, we contributed $54.2 million and $142.8 million, respectively, to OpNet through direct subscription, settlement of subscription advances, and conversion of a shareholder loan.
As a result of a reconsideration event occurring during the three months ended February 28, 2023, upon the issuance of the new class of convertible preferred stock, OpNet was determined to be a VIE.
The following is a summary of selected financial information for OpNet (in millions):

	August 31, 2023	November 30, 2022
Total assets	$985.1	$1,050.8
Total liabilities	961.5	935.2

	August 31, 2023	November 30, 2022
Our total equity balance	$—	$—

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net earnings (losses)	$(37.1)	$30.7	$(179.1)	$(14.5)
FXCM
We have historically had a 49.9% voting interest in FXCM, a provider of online foreign exchange trading services, and have the ability to significantly influence FXCM through our seats on the board of directors. During the three and nine months ended August 31, 2023, we contributed additional capital of $10.0 million and $20.0 million, respectively. We also have a senior secured term loan to FXCM, which is reported within Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and had a fair value of $39.2 million and $35.1 million at August 31, 2023 and November 30, 2022, respectively. We are amortizing our basis difference between the estimated fair value and the underlying book value of FXCM customer relationships, technology and other assets over their respective useful lives (weighted average life of 4 years for amortizable assets). FXCM is considered a VIE and our term loan and equity interest are variable interests.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of selected financial information for FXCM (in millions):

	August 31, 2023	November 30, 2022
Total assets	$343.7	$389.6
Total liabilities	307.0	341.4

	August 31, 2023	November 30, 2022
Our total equity balance	$48.9	$59.7

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net earnings (losses)	$(8.8)	$0.8	$(34.6)	$(2.6)
In connection with foreign exchange contracts entered into with FXCM, we have $0.5 million at November 30, 2022, included in Payables—brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition.
In March 2023, certain noteholders of Global Brokerage Inc. (“GLBR”) filed an involuntary bankruptcy petition against GLBR and its subsidiary, Global Brokerage Holdings LLC (“Holdings”), which holds a 50.1% voting equity interest in FXCM. On September 14, 2023, we completed a foreclosure on the collateral that GLBR had pledged to secure its obligations under a credit facility, which consisted of GLBR’s equity interest in FXCM. As a result of the foreclosure, we now own 100% of the outstanding interests of FXCM; and FXCM has become a consolidated subsidiary. The assets, liabilities and results of operations of FXCM will be included in our financial statements in subsequent periods.
The acquisition of the additional 50.1% interests in FXCM will be accounted for as a business combination and, accordingly, we will remeasure our previously existing 49.9% interest at fair value and recognize the fair value of 100% of the identifiable assets and assumed liabilities of FXCM as of the date of the acquisition. We have begun the process of measuring, as of the acquisition date, the acquired assets and assumed liabilities. The initial allocation of the purchase price for the acquisition is pending the completion of our analysis.
Golden Queen Mining Company LLC
We have a 50.0% ownership interest in Golden Queen, which owns and operates a gold and silver mine project located in California. We also own warrants to purchase shares with a fair value of $0.0 million and $0.6 million at August 31, 2023 and November 30, 2022, respectively, which if exercised, would increase our ownership to approximately 51.9% of Golden Queen’s common equity. The warrants are reported in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. We also have a shareholder loan to Golden Queen with a carrying value of $8.8 million and $14.0 million at August 31, 2023 and November 30, 2022, respectively. During the three and nine months ended August 31, 2023, we recognized impairment charges of $27.8 million and $57.2 million, respectively, on our investment within Other revenues in our Consolidated Statement of Earnings. The following is a summary of selected financial information for Golden Queen (in millions):

	August 31, 2023	November 30, 2022
Total assets	$221.6	$209.8
Total liabilities	115.6	102.1

	August 31, 2023	November 30, 2022
Our total equity balance	$—	$46.5

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net earnings (losses)	$0.7	$(3.3)	$(1.6)	$(10.9)

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
The following is a summary of selected financial information for our significant real estate investments (in millions):

	August 31, 2023	November 30, 2022
Total assets	$227.1	$350.4
Total liabilities	397.9	487.5

	August 31, 2023	November 30, 2022
Our total equity balance	$92.4	$107.3

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net earnings (losses)	$4.1	$(0.7)	$1.8	$(0.2)
We received distributions from 54 Madison on our equity interest as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Distributions	$1.1	$0.2	$18.2	$0.4
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by our President. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $2.8 million and $23.9 million at August 31, 2023 and November 30, 2022, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, herein). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net gains (losses) from our investments in JCP Fund V	$(0.2)	$1.7	$(8.5)	$4.9
At both August 31, 2023 and November 30, 2022, we were committed to invest equity of up to $85.0 million in JCP Fund V. At both August 31, 2023 and November 30, 2022, our unfunded commitment relating to JCP Fund V was $8.7 million.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.3% at August 31, 2023 of the combined equity interests (in thousands):

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Net increase (decrease) in net assets resulting from operations (1)	$(387)	$(4,896)	$(54,551)	$4,614	$7,534	$(3,159)
(1)Financial information for JCP Fund V within our results of operations for the three and nine months ended August 31, 2023 and 2022 is included based on the presented periods.
Asset Management Investments
We have an investment with a carrying amount of $17.2 million and $18.6 million at August 31, 2023 and November 30, 2022, respectively, consisting of our shares in Monashee, an investment management company, registered investment advisor and general partner of various investment management funds, which provides us with a 50.0% voting rights interest and the rights to distributions of 47.5% of the annual net profits of Monashee’s operations if certain thresholds are met. A portion of the carrying amount of the investment in Monashee relates to contract and customer relationship and client relationship intangible assets and goodwill. The intangible assets are amortized over their useful life and the goodwill is not amortized.
We also have an investment management agreement whereby Monashee provides asset management services to us for certain separately managed accounts. Our net investment balance in the separately managed accounts was $23.3 million and $17.7 million at August 31, 2023 and November 30, 2022, respectively. The following table presents the activity included in our Consolidated Statements of Earnings related to these separately managed accounts (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Investment gains (losses) (1)	$0.7	$(0.6)	$0.4	$(3.0)
Management fees (2)	0.2	0.2	0.6	0.5
(1)Included in Principal transactions revenues in our Consolidated Statements of Earnings.
(2)Included in Floor brokerage and clearing fees in our Consolidated Statements of Earnings.
ApiJect
We own shares which represent a 38% economic interest in ApiJect at August 31, 2023, which is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included within corporate equity securities in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition. Additionally, we have a right to 1.125% of ApiJect’s future revenues. At both August 31, 2023 and November 30, 2022, the total fair value of our equity investment in common shares of ApiJect was $100.1 million, which is included within Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032.
We also have a term loan agreement with a principal of ApiJect for $30.4 million, which matures on October 31, 2023. The loan is accounted for at cost plus accrued interest and is reported within Other assets in our Consolidated Statements of Financial Condition. The loan has a fair value of $30.4 million and $28.9 million at August 31, 2023 and November 30, 2022, respectively, which would be classified as Level 3 in the fair value hierarchy. For the periods presented below, interest income recognized on the loan is included in Interest revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Interest income on term loan agreement	$0.4	$0.5	$1.5	$1.6

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
SPAC
We own 73.4% of the publicly traded units of a special purpose acquisition company (“SPAC”), which represents 25.7% of the voting shares of the SPAC at August 31, 2023. At August 31, 2023, the SPAC is considered a VIE. We have significant influence over the SPAC but we are not considered to be the primary beneficiary as we do not have control. Our investment is accounted for at fair value pursuant to the fair value option and is included within corporate equity securities in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition. The fair value of the investment was $23.5 million and $22.8 million at August 31, 2023 and November 30, 2022, respectively, which is included within Level 1 of the fair value hierarchy.

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
At August 31, 2023 and November 30, 2022, we had automobile loans, including accrued interest and related fees, of $918.5 million and $891.1 million, respectively, which are classified as either held for investment or held for sale depending on the intent and ability to hold the loans, which are collateralized by a security interest in the vehicles’ titles. These loans are included in Other assets in our Consolidated Statements of Financial Condition. Loans held for investment are recorded at cost, net of deferred acquisition costs and an allowance for credit losses. Loans held for sale are recorded at the lower of cost or fair value until the loans are sold.
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
A rollforward of the allowance for credit losses related to our automobile loans for the three and nine months ended August 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Beginning balance	$78,622	$75,660	$79,614	$67,236
Provision for doubtful accounts	11,788	10,278	29,398	26,758
Charge-offs, net of recoveries	(10,635)	(6,547)	(29,237)	(14,603)
Ending balance	$79,775	$79,391	$79,775	$79,391

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables present a summary of automobile loans held for investment by credit score, determined at origination, at August 31, 2023 for each vintage of the loan portfolio (dollars in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	Prior Years	Total	Percent
Credit scores of 680 and above	$46,377	$45,048	$33,235	$10,996	$10,103	$3,833	$149,592	16.5%
Credit scores between 620 to 679	131,110	140,592	93,143	29,811	21,281	10,873	426,810	47.1
Credit scores below 620	90,905	138,489	68,145	13,973	11,850	6,063	329,425	36.4
Total	$268,392	$324,129	$194,523	$54,780	$43,234	$20,769	$905,827	100.0%
The following tables present a summary of automobile loans held for investment by credit score, determined at origination, at November 30, 2022 for each vintage of the loan portfolio (dollars in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	Prior Years	Total	Percent
Credit scores of 680 and above	$53,700	$46,668	$17,276	$16,560	$7,631	$1,378	$143,213	16.3%
Credit scores between 620 to 679	170,220	132,528	44,095	35,393	17,635	7,647	407,518	46.3
Credit scores below 620	175,690	97,953	21,371	19,039	8,840	5,602	328,495	37.4
Total	$399,610	$277,149	$82,742	$70,992	$34,106	$14,627	$879,226	100.0%
The aging of automobile loans held for investment at August 31, 2023 is as follows (dollars in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	Prior Years	Total	Percent
Current accounts	$261,242	$296,258	$175,876	$49,893	$39,224	$18,601	$841,094	92.8%
Delinquent accounts
30 - 59 days	5,047	19,978	13,722	3,574	3,232	1,647	47,200	5.2
60 - 89 days	1,596	4,824	3,287	921	496	370	11,494	1.3
90 days and over	507	3,069	1,638	392	282	151	6,039	0.7
Total	$268,392	$324,129	$194,523	$54,780	$43,234	$20,769	$905,827	100.0%
The aging of automobile loans held for investment at November 30, 2022 is as follows (dollars in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	Prior Years	Total	Percent
Current accounts	$380,863	$255,412	$76,841	$66,339	$31,269	$13,290	$824,014	93.7%
Delinquent accounts
30 - 59 days	12,720	15,550	4,307	3,380	2,020	1,097	39,074	4.4
60 - 89 days	3,718	4,156	1,090	734	569	181	10,448	1.2
90 days and over	2,309	2,031	504	539	248	59	5,690	0.7
Total	$399,610	$277,149	$82,742	$70,992	$34,106	$14,627	$879,226	100.0%
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The allowance for credit losses for investment banking receivables for the three and nine months ended August 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Beginning balance	$2,069	$4,870	$5,914	$4,824
Bad debt expense, net of reversals	1,827	2,904	3,574	3,743
Charge-offs	(39)	(860)	(3,106)	(910)
Recoveries collected	(111)	(709)	(2,636)	(1,452)
Ending balance (1)	$3,746	$6,205	$3,746	$6,205
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

Note 11. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	August 31, 2023	November 30, 2022
Investment Banking and Capital Markets	$1,556,298	$1,552,944
Asset Management	183,170	183,170
Total goodwill	$1,739,468	$1,736,114
The following table is a summary of the changes to goodwill for the nine months ended August 31, 2023 (in thousands):

Balance at November 30, 2022	$1,736,114
Currency translation and other adjustments	3,354
Balance at August 31, 2023	$1,739,468
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
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using methodologies that include a market valuation method that incorporated price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. Under the market valuation approach, the key assumptions are the selected multiples and our internally developed projections of future profitability, growth and return on equity for each reporting unit. The weight assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. In addition, as the fair values determined under the market valuation approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2023.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Our annual goodwill impairment testing at August 1, 2023 did not indicate any goodwill impairment in any of our reporting units. All of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, which are part of our Investment Banking and Capital Markets reportable business segment and our Asset Management business segment, for which the results of our assessment indicated that each of these reporting units had a fair value in excess of their carrying amounts based on current projections.
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at August 31, 2023 and November 30, 2022 (dollars in thousands):

	August 31, 2023				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$126,511	$—	$(92,883)	$33,628	7.5
Trade name	127,951	—	(38,442)	89,509	24.5
Exchange and clearing organization membership interests and registrations	7,420	(78)	—	7,342	N/A
Other	14,958	—	(12,761)	2,197	4.2
Total	$276,840	$(78)	$(144,086)	$132,676

	November 30, 2022			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,028	$(89,109)	$36,919	8.2
Trade name	127,185	(35,486)	91,699	25.3
Exchange and clearing organization membership interests and registrations	7,408	—	7,408	N/A
Other	14,957	(11,521)	3,436	4.7
Total	$275,578	$(136,116)	$139,462
At August 1, 2023, we performed our annual impairment testing of intangible assets with an indefinite useful life consisting of exchange and clearing organization membership interests and registrations. We utilized quantitative assessments of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization and qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessments, we recognized impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessments of the remaining indefinite life intangible assets, based on our assessments of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $2.3 million and $7.0 million for the three and nine months ended August 31, 2023, respectively, and $2.5 million and $8.5 million three and nine months ended August 31, 2022, respectively. These expenses are included in Depreciation and amortization in our Consolidated Statements of Earnings.
The estimated future amortization expense for the next five fiscal years is as follows (in thousands):

Remainder of fiscal year 2023	$2,469
Year ending November 30, 2024	9,259
Year ending November 30, 2025	8,693
Year ending November 30, 2026	8,655
Year ending November 30, 2027	8,620

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Revenues from contracts with customers:
Investment banking	$600,190	$709,334	$1,595,463	$2,255,241
Commissions and other fees	223,712	221,397	672,294	705,419
Asset management fees	5,344	3,758	27,965	19,627
Manufacturing revenues	—	105,469	—	412,605
Oil and gas revenues	228	84,493	25,997	225,652
Real estate revenues	1,902	40,506	12,105	63,700
Other contracts with customers	13,583	12,248	39,544	34,960
Total revenue from contracts with customers	844,959	1,177,205	2,373,368	3,717,204
Other sources of revenue:
Principal transactions	353,373	176,793	1,171,578	616,960
Revenue from strategic affiliates	9,468	8,938	39,766	46,749
Interest	898,040	320,784	2,062,104	780,119
Other	(64,925)	148,381	(174,155)	180,330
Total revenues	$2,040,915	$1,832,101	$5,472,661	$5,341,362
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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic region (in thousands):

	Three Months Ended August 31,						Nine Months Ended August 31,
	2023			2022			2023			2022
	Reportable Segment			Reportable Segment			Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$335,271	$—	$335,271	$481,419	$—	$481,419	$886,606	$—	$886,606	$1,396,592	$—	$1,396,592
Investment banking - Underwriting	264,919	—	264,919	227,915	—	227,915	708,857	—	708,857	858,649	—	858,649
Equities (1)	221,191	—	221,191	217,933	—	217,933	663,957	—	663,957	695,142	—	695,142
Fixed income (1)	2,521	—	2,521	3,464	—	3,464	8,337	—	8,337	10,277	—	10,277
Asset management	—	5,344	5,344	—	3,758	3,758	—	27,965	27,965	—	19,627	19,627
Merchant banking	—	15,713	15,713	—	242,716	242,716	—	77,646	77,646	—	736,917	736,917
Total	$823,902	$21,057	$844,959	$930,731	$246,474	$1,177,205	$2,267,757	$105,611	$2,373,368	$2,960,660	$756,544	$3,717,204
Primary geographic region:
Americas	$648,511	$19,769	$668,280	$675,912	$245,295	$921,207	$1,744,439	$101,996	$1,846,435	$2,296,138	$753,423	$3,049,561
Europe and the Middle East	100,419	631	101,050	191,806	743	192,549	338,551	1,804	340,355	464,370	1,950	466,320
Asia	74,972	657	75,629	63,013	436	63,449	184,767	1,811	186,578	200,152	1,171	201,323
Total	$823,902	$21,057	$844,959	$930,731	$246,474	$1,177,205	$2,267,757	$105,611	$2,373,368	$2,960,660	$756,544	$3,717,204

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 22, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at August 31, 2023. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at August 31, 2023.
During the three and nine months ended August 31, 2023, we recognized $13.2 million and $32.7 million, respectively, compared with $35.2 million and $77.9 million, during the three and nine months ended August 31, 2022, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, during the three and nine months ended August 31, 2023, we recognized $8.1 million and $23.6 million, respectively, compared with $9.2 million and $19.3 million, during the three and nine months ended August 31, 2022, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at August 31, 2023 and November 30, 2022 were $27.9 million and $27.0 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three and nine months ended August 31, 2023, we recognized revenues of $12.5 million and $19.2 million, respectively, compared with $9.1 million and $21.7 million, during the three and nine months ended August 31, 2022, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $188.3 million and $206.6 million at August 31, 2023 and November 30, 2022, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At August 31, 2023 and November 30, 2022, capitalized costs to fulfill a contract were $5.0 million and $3.4 million, respectively, which are recorded in Receivables—Fees, interest and other in our Consolidated Statements of Financial Condition. For the three and nine months ended August 31, 2023, we recognized expenses of $1.2 million and $1.9 million, respectively, compared with $1.0 million and $1.6 million, during the three and nine months ended August 31, 2022, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended August 31, 2023 and 2022.

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
At August 31, 2023, there were approximately 1,786,000 shares of restricted stock outstanding with future service required, 3,732,000 RSUs outstanding with future service required (including target RSUs that may be issued under the senior executive compensation plan), 10,285,000 RSUs outstanding with no future service required, 5,065,000 stock options outstanding and 539,000 shares issuable under other plans. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 19,621,000 at August 31, 2023.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Components of compensation cost:
Restricted cash awards	$61.9	$32.3	$184.4	$94.3
Restricted stock and RSUs (1)	11.3	10.0	35.5	33.0
Profit sharing plan	1.8	1.9	10.1	9.5
Total compensation cost	$75.0	$44.2	$230.0	$136.8
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain compensation plans at August 31, 2023 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$111.8	3.3
Restricted cash awards (1)	653.0	3.0
Total	$764.8
(1)The remaining unamortized amount is included within Other assets in our Consolidated Statements of Financial Condition.
For detailed descriptions of our compensation plans, see Note 13, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022.

Note 14. Short-Term Borrowings
Short-term borrowings at August 31, 2023 and November 30, 2022 mature in one year or less and include the following (in thousands):

	August 31, 2023	November 30, 2022
Bank loans (1)	$920,824	$517,524
Fixed rate callable note (1)	4,068	4,068
Floating rate puttable notes (1)	—	6,800
Total short-term borrowings	$924,892	$528,392
(1)These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At August 31, 2023, the weighted average interest rate on short-term borrowings outstanding is 6.08% per annum.
At August 31, 2023 and November 30, 2022, our borrowings under credit facilities classified within bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $920.8 million and $517.0 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At August 31, 2023, we were in compliance with all covenants under these credit facilities.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 15. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (dollars in thousands):

	Maturity	Effective Interest Rate	August 31, 2023	November 30, 2022
Unsecured long-term debt:
5.500% Senior Notes	October 18, 2023	5.68%	$385,910	$393,048
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	541,914	519,970
6.000% Callable Note due 2025	June 16, 2025	6.22%	5,387	—
6.500% Callable Note due 2025	July 18, 2025	6.71%	24,905	—
4.500% Callable Note due 2025	July 22, 2025	4.84%	6,168	6,153
6.500% Callable Note due 2025	August 18, 2025	6.71%	25,898	—
5.000% Callable Note due 2026	March 26, 2026	5.52%	8,583	8,554
6.000% Callable Note due 2026	May 30, 2026	6.27%	14,083	—
6.500% Callable Note due 2026	July 31, 2026	6.72%	49,708	—
4.850% Senior Notes (1)	January 15, 2027	7.51%	699,574	703,533
6.450% Senior Debentures	June 8, 2027	5.46%	361,837	363,915
5.000% Callable Note due 2027	June 16, 2027	5.22%	24,814	24,784
5.000% Callable Note due 2028	February 17, 2028	5.29%	9,905	9,888
5.875% Senior Notes	July 21, 2028	6.01%	990,804	—
4.150% Senior Notes	January 23, 2030	4.26%	992,291	991,518
2.625% Senior Debentures (1)	October 15, 2031	4.70%	902,322	911,777
2.750% Senior Debentures (1)	October 15, 2032	7.03%	384,262	392,162
6.250% Senior Notes	January 15, 2036	6.03%	485,025	497,681
6.500% Senior Notes	January 20, 2043	6.05%	405,973	409,472
6.625% Senior Notes	October 23, 2043	6.72%	246,993	246,954
Floating Rate Senior Notes	October 29, 2071	5.21%	61,725	61,715
Unsecured Credit Facility	August 3, 2024	—%	—	349,578
Structured Notes (2)	Various	Various	1,632,364	1,583,828
Floating Euro Medium Term Notes	June 19, 2026	4.30%	42,240	—
Total unsecured long-term debt			8,302,685	7,474,530
Secured long-term debt:
HomeFed EB-5 Program Debt			242,622	209,060
HomeFed Construction Loans			49,256	56,965
Secured Credit Facilities			767,928	933,531
Secured Bank Loan			100,000	100,000
Total long-term debt (3)			$9,462,491	$8,774,086
(1)The carrying values of these senior notes include net gains of $23.1 million and $188.0 million for the nine months ended August 31, 2023 and 2022, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 5, Derivative Financial Instruments, for further information.
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
(3)Total Long-term debt has a fair value of $9.25 billion and $8.46 billion at August 31, 2023 and November 30, 2022, respectively, which would be classified as Level 2 or Level 3 in the fair value hierarchy.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the nine months ended August 31, 2023, long-term debt increased by $688.4 million to $9.46 billion at August 31, 2023, as presented in our Consolidated Statements of Financial Condition, primarily due to net proceeds of $990.6 million from the issuance of our 5.875% Senior Notes, due 2028 during the three months ended August 31, 2023. This was partially offset by a $350.0 million paydown on a credit facility during the three months ended August 31, 2023.
At August 31, 2023 and November 30, 2022, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to $767.9 million and $933.5 million, respectively. Interest on these credit facilities are based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At August 31, 2023, we were in compliance with all covenants under these credit facilities.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At both August 31, 2023 and November 30, 2022, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of SOFR plus 1.25%. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At August 31, 2023, we were in compliance with all covenants under the Secured Bank Loan.
HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act (“EB-5 Program”). This debt is secured by certain real estate of HomeFed. At August 31, 2023, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Substantially all of HomeFed’s EB-5 Program debt matures in 2024 through 2028.
At August 31, 2023, HomeFed has a construction loan with an aggregate committed amount of $62.0 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loan bears interest based on the SOFR plus 3.00%, subject to adjustment on the first of each calendar month. At August 31, 2023, the interest rate on these loans was 8.07%. The loan matures in May 2024 and is collateralized by the property underlying the related project with a guarantee by HomeFed. At August 31, 2023 and November 30, 2022, $49.3 million and $57.0 million, respectively, was outstanding under the construction loan agreements.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 16. Preferred Shares
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
Non-Voting Convertible Preferred Shares
On April 27, 2023, we established Series B Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B Preferred Stock”) and designated 70,000 shares as Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $17,500 per share and rank senior to our voting common stock upon dissolution, liquidation or winding up of Jefferies Financial Group Inc. Each share of Series B Preferred Stock is automatically convertible into 500 shares of non-voting common stock, subject to certain anti-dilution adjustments, three years after issuance. The Series B Preferred Stock participates in cash dividends and distributions alongside our voting common stock on an as-converted basis.
Additionally, on April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. During the three months ended August 31, 2023, SMBC exchanged 21.0 million shares of voting common stock for 42,000 shares of Series B Preferred Stock and we received cash of $31.5 million from SMBC in connection with the exchange. As a result of the exchange, our equity attributed to our voting common stock decreased by $21.0 million, our equity attributed to the Series B Preferred Stock increased by $42,000 and additional paid-in capital increased by $52.4 million. At August 31, 2023, SMBC owns 9.1% of our commons stock on an as-converted basis and 8.3% on a fully-diluted, as-converted, basis. During the three months ended August 31, 2023, we paid $6.3 million, or $0.30 per share on an as-converted basis, of cash dividends on the Series B Preferred Stock.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 17. Common Shares and Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Numerator for earnings per common share:
Net earnings attributable to Jefferies Financial Group Inc.	$57,719	$195,459	$203,733	$636,920
Allocation of earnings to participating securities (1)	(6,369)	(571)	(7,344)	(2,662)
Net earnings attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	51,350	194,888	196,389	634,258
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	—	5	—	28
Mandatorily redeemable convertible preferred share dividends	—	2,070	—	6,211
Net earnings attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$51,350	$196,963	$196,389	$640,497
Denominator for earnings per common share:
Weighted average common shares outstanding	218,411	230,988	226,265	236,546
Weighted average shares of restricted stock outstanding with future service required	(1,793)	(710)	(1,923)	(1,075)
Weighted average RSUs outstanding with no future service required	11,735	13,575	12,324	14,697
Denominator for basic earnings per common share – weighted average shares	228,353	243,853	236,666	250,168
Stock options and other share-based awards (2)	2,047	1,171	2,064	1,485
Senior executive compensation plan RSU awards	1,641	1,774	1,928	1,989
Mandatorily redeemable convertible preferred shares	—	4,441	—	4,441
Denominator for diluted earnings per common share	232,041	251,239	240,658	258,083
Net earnings per common share attributable to Jefferies Financial Group Inc.:
Basic	$0.22	$0.80	$0.83	$2.54
Diluted	$0.22	$0.78	$0.82	$2.48
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 13,308,112 and 4,773,178 for the three and nine months ended August 31, 2023, respectively, compared with 714,600 and 1,083,400 during the three and nine months ended August 31, 2022, respectively. Dividends paid on participating securities were not material during 2022. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 18. Accumulated Other Comprehensive Income (Loss)
Activity in accumulated Other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Earnings. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	August 31, 2023	November 30, 2022
Net unrealized losses on available-for-sale securities	$(4,757)	$(5,892)
Net unrealized foreign exchange losses	(200,211)	(220,071)
Net unrealized losses related to instrument-specific credit risk	(144,798)	(104,526)
Net minimum pension liability	(48,484)	(48,930)
Total accumulated other comprehensive loss	$(398,250)	$(379,419)
Amounts reclassified out of accumulated other comprehensive income (loss) to net earnings are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net unrealized gains (losses) on instrument-specific credit risk at fair value (1)	$13	$(137)	$(151)	$(161)
Amortization of defined benefit pension plan actuarial losses (2)	(42)	(626)	(588)	(1,827)
Total reclassifications for the period, net of tax	$(29)	$(763)	$(739)	$(1,988)
(1)The amounts include income tax benefits of approximately $0.1 million during the nine months ended August 31, 2023, respectively, and tax benefits of approximately $0.1 million during the nine months ended August 31, 2022, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(2)The amounts include income tax benefits of approximately $0.1 million and $0.1 million during the three and nine months ended August 31, 2023, respectively, and tax benefits of approximately $0.2 million and $0.6 million during the three and nine months ended August 31, 2022, respectively, which were reclassified to Compensation and benefits expenses in our Consolidated Statements of Earnings. See Note 14, Benefit Plans, for information included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022.

Note 19. Income Taxes
At August 31, 2023 and November 30, 2022, our total gross unrecognized tax benefits were $350.4 million and $350.0 million, respectively. At August 31, 2023 and November 30, 2022, we had interest accrued of approximately $135.3 million and $116.5 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $277.0 million and $276.5 million (net of Federal benefit) at August 31, 2023 and November 30, 2022, respectively. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Earnings.
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
For the three and nine months ended August 31, 2023, the provision for income taxes was $37.1 million and $75.1 million, respectively, representing an effective tax rate of 40.8% and 28.1%, respectively.
For the three and nine months ended August 31, 2022, the provision for income taxes was $105.9 million and $219.9 million, respectively, representing an effective tax rate of 35.1% and 25.6%, respectively.

Note 20. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at August 31, 2023 (in millions):

	Expected Maturity Date (Fiscal Years)
	2023	2024	2025 and 2026	2027 and 2028	2029 and Later	Maximum Payout
Equity commitments (1)	$4.1	$25.5	$84.2	$2.4	$151.3	$267.5
Loan commitments (1)	2.5	250.0	70.0	7.8	—	330.3
Loans purchase commitments (2)	1,867.2	—	—	—	—	1,867.2
Underwriting commitments	29.8	—	—	—	—	29.8
Forward starting reverse repos (3)	7,318.0	—	—	—	—	7,318.0
Forward starting repos (3)	5,304.0	—	—	—	—	5,304.0
Other unfunded commitments (1)	0.1	96.0	829.7	—	—	925.8
Total commitments	$14,525.7	$371.5	$983.9	$10.2	$151.3	$16,042.6
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at August 31, 2023, Jefferies had also entered into back-to-back committed sale contracts aggregating to $1.70 billion.
(3)At August 31, 2023, all except $0.5 million of forward starting securities purchased under agreements to resell and all except $8.6 million of forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by our President and a director. At August 31, 2023, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.6 million.
Additionally, at August 31, 2023, we had other outstanding equity commitments to invest up to $201.3 million with strategic affiliates and $40.2 million to various other investments.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Loan Commitments. From time to time we make commitments to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2023, we had outstanding loan commitments of $77.8 million to clients and $2.5 million to a strategic affiliate.
Loan commitments outstanding at August 31, 2023 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2023 (in millions):

	Expected Maturity Date (Fiscal Years)
	2023	2024	2025 and 2026	2027 and 2028	2029 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$5,000.0	$9,335.6	$22,329.8	$1,461.7	$—	$38,127.1
Total derivative contracts	$5,000.0	$9,335.6	$22,329.8	$1,461.7	$—	$38,127.1
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2023, the fair value of derivative contracts meeting the definition of a guarantee is approximately $587.7 million.
HomeFed. For real estate development projects, we are generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee a municipality satisfactory completion of a project. As the planned area is developed and the municipality accepts the improvements, the bonds are released. At August 31, 2023, the aggregate amount of infrastructure improvement bonds outstanding was $50.8 million.
Standby Letters of Credit. At August 31, 2023, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $56.7 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Note 21. Net Capital Requirements
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
Jefferies Financial Services, Inc. (“JFSI”) is a registered swap dealer subject to the CFTC’s regulatory capital requirements and is a registered security-based swap dealer with the SEC subject to the SEC’s security-based swap dealer regulatory rules and is approved by the SEC as an OTC derivatives dealer subject to compliance with the SEC’s net capital requirements. At August 31, 2023, JFSI is in compliance with these SEC and CFTC requirements. Additionally, JFSI is subject to the net capital requirements of the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million. Under CFTC Rule 23.101, JFSI is required to maintain minimum net capital of not less than the greater of 2% of the uncleared swap margin, as defined in CFTC Rule 23.100, or $20 million.
At August 31, 2023, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,104,248	$1,012,161
JFSI - SEC	408,911	388,911
JFSI - CFTC	408,911	380,612
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
Net revenues presented for our Investment Banking and Capital Markets reportable segment include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs. During the quarter ended August 31, 2023, we refined our allocated net interest methodology to better reflect net interest expense across our business units based on use of capital. Historical periods have been recast to conform with the revised methodology.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Our net revenues, non-interest expenses and earnings before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Investment Banking and Capital Markets:
Net revenues	$1,168.2	$1,116.0	$3,446.4	$3,688.7
Non-interest expenses	1,013.1	964.2	2,996.2	2,931.2
Earnings before income taxes	155.1	151.8	450.2	757.5
Asset Management:
Net revenues	10.1	398.3	47.7	854.4
Non-interest expenses	77.9	240.1	240.0	741.6
Earnings (losses) before income taxes	(67.8)	158.2	(192.3)	112.8
Total of Reportable Business Segments:
Net revenues	1,178.3	1,514.3	3,494.1	4,543.1
Non-interest expenses	1,091.0	1,204.3	3,236.2	3,672.8
Earnings before income taxes	87.3	310.0	257.9	870.3
Reconciliation to consolidated amounts:
Net revenues	3.7	(4.4)	9.1	(2.3)
Non-interest expenses	—	3.7	—	7.3
Earnings (losses) before income taxes (1)	3.7	(8.1)	9.1	(9.6)
Total:
Net revenues	1,182.1	1,509.9	3,503.2	4,540.8
Non-interest expenses	1,091.1	1,208.0	3,236.2	3,680.1
Earnings before income taxes	$91.0	$301.9	$267.0	$860.7
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
The following table summarizes our total assets by reportable business segment (in millions):

	August 31, 2023	November 30, 2022
Investment Banking and Capital Markets	$50,746.7	$45,541.0
Asset Management	5,297.9	5,516.7
Total assets	$56,044.6	$51,057.7

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Americas (1)	$936.9	$1,150.8	$2,751.4	$3,639.3
Europe and the Middle East (2)	173.9	290.7	534.8	710.6
Asia	71.3	68.4	217.0	190.9
Net revenues	$1,182.1	$1,509.9	$3,503.2	$4,540.8
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.

Note 23. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At August 31, 2023 and November 30, 2022, we had $31.8 million and $17.7 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
•On January 13, 2023, our consolidated subsidiary, Vitesse Energy, issued shares measured at a total consideration of $30.6 million in exchange for acquiring all of the outstanding capital interests of Vitesse Oil, which was controlled by JCP Fund V. We provided investment banking services to Vitesse Energy and recognized revenue of $3.0 million for the nine months ended August 31, 2023, included within Investment banking revenues in our Consolidated Statements of Earnings. See Note 1, Organization and Basis of Presentation, for additional details related to the Vitesse Energy distribution.
•One of our directors has investments in hedge funds managed by us of approximately $2.4 million at August 31, 2023.
See Note 8, Variable Interest Entities, and Note 20, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
See Note 9, Investments, for further information on transactions with our equity method investees.
See Note 16, Preferred Shares, for further information on transactions with preferred shareholders.

JEFFERIES FINANCIAL GROUP INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:
•the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2022 and filed with the Securities and Exchange Commission (“SEC”) on January 27, 2023 and contained in our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2023 and filed with the SEC on July 7, 2023;
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
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2023	2022	% Change	2023	2022	% Change
Net revenues	$1,182,109	$1,509,844	(21.7)%	$3,503,211	$4,540,756	(22.8)%
Non-interest expenses	1,091,038	1,207,994	(9.7)%	3,236,203	3,680,033	(12.1)%
Earnings before income taxes	91,071	301,850	(69.8)%	267,008	860,723	(69.0)%
Income tax expense	37,124	105,909	(64.9)%	75,053	219,949	(65.9)%
Net earnings	53,947	195,941	(72.5)%	191,955	640,774	(70.0)%
Net losses attributable to noncontrolling interests	(3,772)	(1,243)	203.5%	(13,340)	(1,116)	N/M
Net losses attributable to redeemable noncontrolling interests	—	(345)	(100.0)%	(454)	(1,241)	(63.4)%
Preferred stock dividends	6,300	2,070	204.3%	8,316	6,211	33.9%
Net earnings attributable to Jefferies Financial Group Inc. common shareholders	51,419	195,459	(73.7)%	197,433	636,920	(69.0)%
Effective tax rate	40.8%	35.1%		28.1%	25.6%
N/M — Not Meaningful

Executive Summary
Three Months Ended August 31, 2023
Consolidated Results
•Net revenues for the three months ended August 31, 2023 were $1.18 billion, down 21.7% compared with $1.51 billion for the three months ended August 31, 2022, as a result of a $455.2 million reduction in merchant banking net revenues within our asset management segment primarily attributable to divestitures made in the intervening period, partially offset by a $119. 4 million increase in Investment Banking and Capital Markets net revenues, as well as improved Asset Management investment return.
•Earnings before income taxes were $91.1 million, compared with $301.9 million for the prior year comparable quarter, with the difference primarily attributable to the substantial reduction in merchant banking net revenues.
•Net earnings attributable to Jefferies Financial Group Inc. common shareholders were $51.4 million, compared with $195.5 million for the prior year comparable quarter, with the difference primarily attributable to the substantial reduction in merchant banking net revenues.
Business Results
•Investment banking net revenues were $644.6 million for the three months ended August 31, 2023, compared with $656.8 million in the prior year comparable quarter. Advisory revenues were $335.3 million, down 30.4%, as overall mergers and acquisitions activity has been lower consistent with an industry-wide decline in activity over the periods. Total underwriting revenues of $264.9 million were 16.2% higher than the prior year comparable quarter of $227.9 million, with increases in equity and debt underwriting net revenues driven by improved market conditions.

JEFFERIES FINANCIAL GROUP INC.
•Equities net revenues of $268.0 million for the three months ended August 31, 2023 were 2.8% lower than those of the prior year comparable quarter, primarily due strong results and momentum across many equities business lines, offset by reduced net revenues from our securities finance business.
•Fixed income net revenues of $255.6 million were up 39.3% compared to the prior year comparable quarter, primarily driven by stronger results in our distressed trading, loans and investment grade corporates businesses, partially offset by lower revenues from our emerging markets business. In addition, losses in our CMBS business were meaningfully lower than in the prior year comparable quarter as interest rates were more stable relative to the rapid rise in rates in the same period last year.
•Asset management recognized net revenues of $10.1 million for the three months ended August 31, 2023, compared with $398.3 million in the prior year comparable quarter. Investment return was significantly higher on solid performance from certain of our strategies, but this was more than offset by a substantial decline in merchant banking net revenues as a result of the sale of Idaho Timber in August 2022 and the spin-off of Vitesse Energy in January 2023, as well as losses from the fair value write-downs of the carrying value of one of our merchant banking investments.
Non-interest Expenses
•Non-interest expenses were $1.09 billion for the three months ended August 31, 2023, a decrease of 9.7%, compared with $1.21 billion for the prior year comparable quarter, primarily due to lower cost of sales as a result of the sale of Idaho Timber in August 2022 and the spin-off Vitesse Energy in January 2023.
•Compensation and benefits expense for the three months ended August 31, 2023 was $644.1 million, an increase of $84.5 million, or 15.1%, from the prior year comparable quarter. Compensation and benefits expense as a percentage of Net revenues was 54.5% for the three months ended August 31, 2023, compared with 37.1% in the prior year comparable quarter and 43.3% for the year ended November 30, 2022. These lower ratios reflect higher merchant banking revenues during those earlier periods within our asset management segment, which have much lower compensation rates.
•Non-compensation expenses for the three months ended August 31, 2023 decreased compared with the prior year comparable quarter as a result of decreases in costs of sales primarily attributable to divestitures made within the last year. In addition, non-compensation expenses for the three months ended August 31, 2022 included an $80.0 million combined regulatory settlement with the U.S. Securities and Exchange Commission and the U.S. Commodity Futures Trading Commission.
Nine Months Ended August 31, 2023
Consolidated Results
•Net revenues for the nine months ended August 31, 2023 were $3.50 billion, down 22.8% compared with $4.54 billion for the nine months ended August 31, 2022, substantially as a result of a $905.0 million reduction in merchant banking net revenues within our asset management segment primarily driven by the divestitures made within the last year, and losses of $73.4 million and $59.2 million attributed to our equity method investments in OpNet and Golden Queen, respectively, both legacy merchant banking investments. In addition, Investment banking net revenues were lower compared to the prior year comparable period, reflecting reduced industry-wide mergers and acquisitions, new issues and leveraged finance activity. These decreases were partially offset by higher equities and fixed income net revenues.
•Earnings before income taxes of $267.0 million were 69.0% lower than that of the prior year comparable period, with a large portion of the decline primarily attributable to the reduction in merchant banking net revenues.
•Net earnings attributable to Jefferies Financial Group Inc. common shareholders of $197.4 million were 69.0% lower than that of the prior year comparable period, with a large portion of the decline primarily attributable to the reduction in merchant banking net revenues.
Business Results
•Investment banking net revenues were $1.71 billion for the nine months ended August 31, 2023, compared with $2.32 billion in the prior year comparable period. Advisory revenues were $886.6 million, down 36.5%, as overall mergers and acquisitions activity significantly declined. Underwriting revenues of $708.9 million were down 17.4% from the prior year comparable period of $858.6 million, also consistent with the reduction in industry-wide leveraged finance activity, while equity underwriting revenues are flat to the prior year comparable period, as market conditions have been improving.

JEFFERIES FINANCIAL GROUP INC.
•Equities net revenues of $852.0 million for the nine months ended August 31, 2023 were 5.9% higher than those of the prior year comparable period, with stronger results in our convertibles and U.S. cash equity businesses, partially offset by lower securities finance revenues.
•Fixed income net revenues of $883.0 million were up 57.8% compared to the prior year comparable period, reflecting strong results across a number of our businesses, including corporates, distressed trading, loans, and U.S. rates, partially offset by lower emerging markets revenues. In addition, losses in our CMBS business were meaningfully reduced from the prior year as interest rates were more stable relative to the rapid rise in rates in the prior year.
•Asset management net revenues were $47.7 million, compared with $854.4 million in the prior year comparable period. Investment return was significantly higher on strong performance from certain of our strategies, offset by a $905.1 million decrease in our merchant banking activities within our asset management segment largely due to the sale of Idaho Timber in August 2022 and the spin-off of Vitesse Energy in January 2023, as well as losses of $73.4 million and $59.2 million attributed to our equity method investments in OpNet and Golden Queen, respectively, both legacy merchant banking investments.
Non-interest Expenses
•Non-interest expenses were $3.24 billion for the nine months ended August 31, 2023, a decrease of 12.1%, compared with non-interest expenses of $3.68 billion for the prior year comparable period. The decrease is primarily due to lower cost of sales as a result of divestitures made within the last year including the sale of Idaho Timber in August 2022 and spin-off Vitesse Energy in January 2023.
•Compensation and benefits expense for the nine months ended August 31, 2023 was $1.92 billion, a decrease of $6.9 million, or 0.4%, from the prior year comparable period. Compensation and benefits expense as a percentage of Net revenues was 54.9% for the nine months ended August 31, 2023, compared with 42.5% in the prior year comparable period and 43.3% for the year ended November 30, 2022. These lower ratios reflect a much higher proportion of merchant banking revenues during those earlier periods within our asset management segment, which have much lower compensation rates.
•Non-compensation expenses for the nine months ended August 31, 2023 decreased compared with prior year comparable period as a result of decreases in costs of sales attributable to divestitures made within the last year. In addition, non-compensation expenses for the nine months ended August 31, 2022 included an $80.0 million combined regulatory settlement with the U.S. Securities and Exchange Commission and the U.S. Commodity Futures Trading Commission. These decreases were partially offset by higher business development expenses, professional fees largely related to an increase in legal costs associated with capital markets transactions and litigation, technology and communications expenses, and bad debt and loss reserves.
Headcount
•At August 31, 2023, we had 5,505 employees globally, an increase of 158 employees from our headcount of 5,347 at August 31, 2022. Our headcount increased as a result of growth in our investment banking headcount, as well as additions in technology and other corporate services staff to support our growth and strategic priorities. The increase was partially offset by a decrease from the spin-off of our interests in Vitesse Energy in January 2023.

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

JEFFERIES FINANCIAL GROUP INC.
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

Net revenues presented for our Investment Banking and Capital Markets reportable segment include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs. During the quarter ended August 31, 2023, we refined our allocated net interest methodology to better reflect net interest expense across our business units based on use of capital. Historical periods have been recast to conform with the revised methodology.
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
The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended August 31,					Nine Months Ended August 31,
	2023		2022			2023		2022
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$335,271	28.4%	$481,419	31.9%	(30.4)%	$886,606	25.3%	$1,396,592	30.8%	(36.5)%
Equity underwriting	154,211	13.0	150,972	10.0	2.1%	428,085	12.2	429,507	9.5	(0.3)%
Debt underwriting	110,708	9.4	76,943	5.1	43.9%	280,772	8.0	429,142	9.5	(34.6)%
Total underwriting	264,919	22.4	227,915	15.1	16.2%	708,857	20.2	858,649	19.0	(17.4)%
Other investment banking	44,453	3.8	(52,497)	(3.5)	N/M	115,957	3.3	68,888	1.5	68.3%
Total Investment Banking	644,643	54.6	656,837	43.5	(1.9)%	1,711,420	48.8	2,324,129	51.3	(26.4)%
Equities	268,015	22.7	275,641	18.3	(2.8)%	852,000	24.3	804,852	17.7	5.9%
Fixed income	255,573	21.6	183,479	12.2	39.3%	882,962	25.2	559,686	12.3	57.8%
Total Capital Markets	523,588	44.3	459,120	30.5	14.0%	1,734,962	49.5	1,364,538	30.0	27.1%
Total Investment Banking and Capital Markets (1)	1,168,231	98.9	1,115,957	74.0	4.7%	3,446,382	98.3	3,688,667	81.3	(6.6)%
Asset management fees and revenues	16,358	1.4	17,069	1.1	(4.2)%	74,983	2.1	75,687	1.7	(0.9)%
Investment return (2)	31,658	2.7	(35,488)	(2.4)	N/M	91,569	2.6	(19)	—	N/M
Merchant banking, inclusive of net interest	(25,145)	(2.1)	430,009	28.5	N/M	(83,902)	(2.4)	821,225	18.1	N/M
Allocated net interest (2)	(12,728)	(1.1)	(13,340)	(0.9)	(4.6)%	(34,951)	(0.9)	(42,470)	(1.0)	(17.7)%
Total Asset Management	10,143	0.9	398,250	26.3	(97.5)%	47,699	1.4	854,423	18.8	(94.4)%
Other	3,735	0.2	(4,363)	(0.3)	N/M	9,130	0.3	(2,334)	(0.1)	N/M
Net revenues	$1,182,109	100.0%	$1,509,844	100.0%	(21.7)%	$3,503,211	100.0%	$4,540,756	100.0%	(22.8)%
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

JEFFERIES FINANCIAL GROUP INC.
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
•our 43.6% share of net earnings from our commercial real estate joint venture, Berkadia (which includes commercial mortgage origination and servicing);
•Foursight, our wholly-owned subsidiary engaged in the lending and servicing of automobile loans; and
•securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2023	2022	% Change	2023	2022	% Change
Advisory	$335,271	$481,419	(30.4)%	$886,606	$1,396,592	(36.5)%
Equity underwriting	154,211	150,972	2.1%	428,085	429,507	(0.3)%
Debt underwriting	110,708	76,943	43.9%	280,772	429,142	(34.6)%
Total underwriting	264,919	227,915	16.2%	708,857	858,649	(17.4)%
Other investment banking	44,453	(52,497)	N/M	115,957	68,888	68.3%
Total investment banking	$644,643	$656,837	(1.9)%	$1,711,420	$2,324,129	(26.4)%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended August 31,		Nine Months Ended August 31,		Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Advisory transactions	67	98	207	294	$110.5	$94.8	$203.2	$278.9
Public and private equity and convertible offerings	54	40	138	124	14.7	8.7	36.1	28.9
Public and private debt financings	234	198	513	518	65.2	41.0	157.0	191.4
Three Months Ended August 31, 2023
•Investment banking revenues for the three months ended August 31, 2023 were $644.6 million, compared with $656.8 million for the three months ended August 31, 2022 primarily reflecting the reduction in industry-wide mergers and acquisitions activity, partially offset by improved performance from our Jefferies Finance joint ventures and unrealized gains on certain equity positions associated with our investment banking activities.
•Advisory revenues were $335.3 million, down 30.4% compared to the prior year comparable quarter, as deal volumes and values across most sectors in the global mergers and acquisitions markets declined. We continue to believe we are well positioned to gain market share.
•Total underwriting revenues for the three months ended August 31, 2023 were $264.9 million, an increase of 16.2% from $227.9 million in the prior year comparable quarter, reflecting slightly higher net revenues of $154.2 million in equity underwriting and higher net revenues of $110.7 million in debt underwriting. Debt underwriting revenues have increased on improved market conditions.

JEFFERIES FINANCIAL GROUP INC.
•Other investment banking net revenues were $44.5 million for the three months ended August 31, 2023, compared with negative net revenues of $52.5 million for the three months ended August 31, 2022. Results from our share of the net earnings of our Jefferies Finance joint venture improved from the prior year comparable quarter primarily driven by higher net fee and net interest income, as well as favorable mark-to-market adjustments on the loan portfolio, and a reduction in reserves. Revenues from our share of the net earnings of our Berkadia joint venture were impacted by a decline in mortgage origination volumes, partially offset by higher interest income on the loan servicing portfolio. Revenues from our automobile lending and servicing business were relatively consistent as compared to the prior year comparable quarter. In addition, during the three months ended August 31, 2023, we recognized gains on various equity positions related to our investment banking activities.
•Our investment banking backlog continues to strengthen from the levels at the end of the prior quarter. We have seen recent signs of a further pickup in underwriting and mergers and acquisitions activity, although execution is always uncertain and dependent on market conditions. As an indicator of net revenues in a given future period, backlog snapshots are subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
Nine Months Ended August 31, 2023
•Investment banking revenues for the nine months ended August 31, 2023 were $1.71 billion, compared with $2.32 billion for the nine months ended August 31, 2022 reflecting the reduction in industry-wide deal activity, partially offset by improved performance from our Jefferies Finance joint ventures and unrealized gains on certain equity positions associated with our investment banking vehicles.
•Advisory revenues were $886.6 million, down 36.5% compared to the prior year comparable period, as deal volume and deal value across most sectors in the global mergers and acquisitions markets declined while we have continued to maintain our market share momentum.
•Total underwriting revenues for the nine months ended August 31, 2023 were $708.9 million, a decrease of 17.4% from $858.6 million in the prior year comparable period, reflecting slightly lower net revenues of $428.1 million in equity underwriting and lower net revenues of $280.8 million in debt underwriting. The decline in debt underwriting net revenues is consistent with a general slowdown in new issuance amid uncertainty in economic and market conditions due to inflation, elevated interest rates and market volatility while equity underwriting revenues are consistent with the prior year comparable period.
•Other investment banking net revenues were $116.0 million for the nine months ended August 31, 2023, compared with net revenues of $68.9 million for the nine months ended August 31, 2022. Results from our share of the net earnings of our Jefferies Finance joint venture increased driven by favorable mark-to-market adjustments on the loan portfolio, as well as higher net interest income, partially offset by lower net fee income. Revenues from our share of the net earnings of our Berkadia joint venture were impacted by a decline in mortgage origination volumes, partially offset by higher interest income on the loan servicing portfolio. Revenues from our automobile lending and servicing business were relatively consistent as compared to the prior year. In addition, during the nine months ended August 31, 2023, we recognized gains on various equity positions related to our investment banking activities.
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
Three Months Ended August 31, 2023
•Equities net revenues were $268.0 million for the three months ended August 31, 2023, almost flat to net revenues of $275.6 million for the prior year comparable quarter, with strong results and momentum across many equities business lines, offset by a decline in performance within our securities finance business.

JEFFERIES FINANCIAL GROUP INC.
Nine Months Ended August 31, 2023
•Equities net revenues were $852.0 million for the nine months ended August 31, 2023, an increase of 5.9% from net revenues of $804.9 million for the prior year comparable period, as results in our global convertible business improved year over year as more favorable market conditions for this asset class led to increased primary issuance and secondary trading. Additionally, we achieved strong results in our U.S. cash equities business, which was partially offset by lower securities finance revenues.
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
Three Months Ended August 31, 2023
•Fixed income net revenues totaled $255.6 million for the three months ended August 31, 2023, an increase of 39.3% from net revenues of $183.5 million for the three months ended August 31, 2022, primarily reflecting stronger results across our distressed trading, loans and investment grade corporates businesses, partially offset by lower revenues from our emerging markets business. In addition, losses in our CMBS business were meaningfully lower than in the prior year comparable quarter as interest rates were stable relative to the rapid rise in rates in the same period last year. Our Fixed Income businesses broadly performed better during the third quarter of 2023 as compared to the more challenging market environment in the third quarter of 2022.
Nine Months Ended August 31, 2023
•Fixed income net revenues totaled $883.0 million for the nine months ended August 31, 2023, an increase of 57.8% from net revenues of $559.7 million for the nine months ended August 31, 2022, primarily reflecting exceptionally strong results across our distressed trading, loans, investment grade corporates and U.S. rates businesses, partially offset lower revenues from our emerging markets business. In addition, losses in our CMBS business were meaningfully reduced from the prior year as interest rates were more stable relative to the rapid rise in rates in the prior year. Our Fixed Income businesses broadly performed better during the nine months ended August 31, 2023, as compared to the more challenging market environment in the prior year comparable period.
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
•investment income from our capital invested in and managed by us and our affiliated asset managers; and
•revenues from investments held in our merchant banking portfolio, including consolidated operations from real estate development activities, oil and gas activities and timber manufacturing (until the sale of Idaho Timber in August 2022 and our spin-off of our interest in Vitesse Energy in January 2023).

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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2023	2022	% Change	2023	2022	% Change
Asset management fees:
Equities	$808	$718	12.5%	$2,907	$6,703	(56.6)%
Multi-asset	4,535	3,040	49.2%	25,057	12,924	93.9%
Total asset management fees	5,343	3,758	42.2%	27,964	19,627	42.5%
Revenue from strategic affiliates (1)	11,015	13,311	(17.2)%	47,019	56,060	(16.1)%
Total asset management fees and revenues	16,358	17,069	(4.2)%	74,983	75,687	(0.9)%
Investment return	31,658	(35,488)	N/M	91,569	(19)	N/M
Merchant banking	(25,145)	430,009	N/M	(83,902)	821,225	N/M
Allocated net interest	(12,728)	(13,340)	(4.6)%	(34,951)	(42,470)	(17.7)%
Total Asset Management	$10,143	$398,250	(97.5)%	$47,699	$854,423	(94.4)%
(1)    These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended August 31, 2023
•Asset management fees and revenues in the three months ended August 31, 2023 were $16.4 million, consistent with fees and revenues of $17.1 million in the prior year comparable quarter.
•Investment return in the three months ended August 31, 2023 was $31.7 million, compared with $(35.5) million in the prior year comparable quarter, with the net increase led by favorable returns generated from new fund strategies launched during fiscal 2023 and improved performance by certain multi-strategy funds. These increases in performance returns were partially reduced by weaker performance from certain long-short funds.
•Net losses from merchant banking assets managed within our Asset Management business were $25.1 million, compared with net revenues of $430.0 million in the prior year comparable quarter, which include manufacturing revenues of $253.5 million from Idaho Timber (sold in August 2022) and oil and gas revenues of $103.8 million from Vitesse Energy (spun-off in January 2023). Additionally, we recognized unrealized losses on certain merchant banking position due to fair value write-downs.
Nine Months Ended August 31, 2023
•Asset management fees and revenues in the nine months ended August 31, 2023 were $75.0 million, compared with $75.7 million in the prior year comparable period, reflecting higher management and performance fees on funds managed by us offset by a decline in performance and similar fees and revenues earned through our strategic affiliates.
•Investment return in the nine months ended August 31, 2023 was $91.6 million, compared with near zero in the prior year comparable period, with the net increase led by favorable returns generated from new fund strategies launched during fiscal 2023 and improved performance by certain long-short and multi-strategy funds. These increases in performance returns were partially reduced by weaker performance from other funds.

JEFFERIES FINANCIAL GROUP INC.
•Net losses from merchant banking assets managed within our Asset Management business were $83.9 million, compared with net revenues of $821.2 million in the prior year comparable period, which include manufacturing revenues of $570.4 million from Idaho Timber (sold in August 2022) and oil and gas revenues of $173.9 million from Vitesse Energy (spun-off in January 2023). Results from our merchant banking activities for the nine months ended August 31, 2023 were impacted by net losses of $73.4 million and $59.2 million attributed to our equity method investments in OpNet and Golden Queen, respectively, both legacy merchant banking investments.
Assets under Management
We and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of $29.3 billion and $29.1 billion at August 31, 2023 and November 30, 2022, respectively. Net asset value or net asset value equivalent assets under management are composed of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:
•Net asset values of investments made by us in funds or separately managed accounts were approximately $3.3 billion at August 31, 2023 and approximately $2.6 billion at November 30, 2022. We invest in certain strategies using our own capital, often before opening a strategy to outside capital. The net asset values include our capital of $1.7 billion at August 31, 2023 and $1.5 billion at November 30, 2022 plus amounts financed of $1.6 billion at August 31, 2023 and $0.9 billion at November 30, 2022. Revenues related to the investments made by us are presented in Investment return within the results of our asset management business.
•Assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $24.3 billion at August 31, 2023 and $25.2 billion at November 30, 2022. Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.
•Third-party investments actively managed by our wholly-owned managers were $1.7 billion at August 31, 2023 and $1.3 billion at November 30, 2022. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Period-end assets under management by predominant asset class were as follows (in millions):

	August 31, 2023	November 30, 2022
Assets under management:
Equities	$449	$274
Multi-asset	1,276	974
Total	$1,725	$1,248
Change in assets under management were as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Asset under management:
Balance, beginning of period	$1,564	$1,269	$1,248	$831
Net cash inflows	110	9	377	441
Net market appreciation (depreciation)	51	(26)	100	(20)
Balance, end of period	$1,725	$1,252	$1,725	$1,252
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

	August 31, 2023	November 30, 2022
Jefferies Financial Group Inc.; as manager:
Fund investments (1)	$176,211	$182,792
Separately managed accounts (2)	158,711	129,430
Total	$334,922	$312,222
Strategic affiliates; as manager:
Fund investments (1)	$930,126	$1,022,029
Separately managed accounts (2)	390,740	214,387
Investments in asset managers	40,158	52,357
Total	$1,361,024	$1,288,773
Total asset management investments	$1,695,946	$1,600,995
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At August 31, 2023 and November 30, 2022, $47.2 million and $9.7 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
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

JEFFERIES FINANCIAL GROUP INC.
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended August 31,			Nine Months Ended August 31,
	2023	2022	% Change	2023	2022	% Change
Compensation and benefits	$644,059	$559,593	15.1%	$1,922,985	$1,929,923	(0.4)%
Floor brokerage and clearing fees	91,226	84,686	7.7%	268,292	262,663	2.1%
Underwriting costs	14,877	11,672	27.5%	41,253	32,991	25.0%
Technology and communications	122,579	111,379	10.1%	354,900	330,349	7.4%
Occupancy and equipment rental	27,711	26,589	4.2%	79,421	79,581	(0.2)%
Business development	41,467	36,322	14.2%	121,892	107,889	13.0%
Professional services	64,897	61,428	5.6%	195,572	169,936	15.1%
Depreciation and amortization	25,288	43,187	(41.4)%	83,890	129,431	(35.2)%
Cost of sales	1,618	123,436	(98.7)%	6,148	349,556	(98.2)%
Other	57,316	149,702	(61.7)%	161,850	287,714	(43.7)%
Total non-interest expenses	$1,091,038	$1,207,994	(9.7)%	$3,236,203	$3,680,033	(12.1)%
Total Non-interest Expenses
Three Months Ended August 31, 2023
•Non-interest expenses were $1.09 billion for the three months ended August 31, 2023, a decrease of 9.7%, compared with $1.21 billion for the prior year comparable quarter. The decrease is primarily due to lower cost of sales related to the sale of Idaho Timber in August 2022 and the spin-off of Vitesse Energy in January 2023.
Nine Months Ended August 31, 2023
•Non-interest expenses were $3.24 billion for the nine months ended August 31, 2023, a decrease of 12.1%, compared with $3.68 billion for the prior year comparable period. The decrease is primarily due to lower cost of sales attributable to divestitures made within the last year of certain holdings within our merchant banking business and reflects the sale of Idaho Timber in August 2022 and the spin-off of Vitesse Energy in January 2023.
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
•Compensation and benefits expense was $644.1 million and $1.92 billion for the three and nine months ended August 31, 2023, respectively, compared with $559.6 million and $1.93 billion for the three and nine months ended August 31, 2022, respectively, which is consistent with net revenues in our Investment Banking and Capital Markets segment. A significant portion of our compensation expense is highly variable with net revenues.
•Compensation and benefits expense as a percentage of Net revenues was 54.5% and 54.9% for the three and nine months ended August 31, 2023, respectively, compared with 37.1% and 42.5% for the three and nine months ended August 31, 2022, respectively. The lower ratios for the three and nine months ended August 31, 2022 reflect a much higher proportion of merchant banking revenues within our asset management segment.
•Compensation expense related to the amortization of share- and cash-based awards amounted to $73.2 million and $219.9 million for the three and nine months ended August 31, 2023, respectively, compared with $42.3 million and $127.3 million for the three and nine months ended August 31, 2022, respectively.

JEFFERIES FINANCIAL GROUP INC.
•Employee headcount was 5,505 at August 31, 2023, an increase of 158 employees from our headcount of 5,347 at August 31, 2022. Our headcount increased as a result of growth in our investment banking headcount, as well as additions in technology and other corporate services staff to support our growth and strategic priorities. The increase was partially offset by a decrease from the spin-off of our interests in Vitesse Energy in January 2023.
•Refer to Note 13, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.
Non-interest Expenses (Excluding Compensation and Benefits)
Three Months Ended August 31, 2023
•Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues was 37.8% and 42.9% for the three months ended August 31, 2023 and 2022, respectively, and was impacted by the following:
◦Cost of sales and depreciation and amortization expenses were significantly lower reflecting the sale of Idaho Timber in August 2022 and the spin-off of Vitesse Energy in January 2023.
◦Technology and communication expenses were higher related to the development of various trading and management systems and increased market data costs.
◦Other expenses were lower as non-compensation expenses for the three months ended August 31, 2022 included an $80.0 million combined regulatory settlement with the U.S. Securities and Exchange Commission and the U.S. Commodity Futures Trading Commission.
Nine Months Ended August 31, 2023
•Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues was 37.5% and 38.5% for the nine months ended August 31, 2023 and 2022, respectively, and was impacted by the following:
◦Cost of sales and depreciation and amortization expenses were significantly lower reflecting the sale of Idaho Timber in August 2022 and the spin-off of Vitesse Energy in January 2023.
◦Business development expenses were higher as business travel, conferences and other events continued to return to more normal levels.
◦Professional services expenses were higher primarily on increased transaction related legal fees associated with capital markets transaction and litigation as well as consulting fees related to strategic technology investment initiatives.
◦Technology and communication expenses were higher related to the development of various trading and management systems and increased market data costs.
◦Other expenses were lower as non-compensation expenses for the nine months ended August 31, 2022 included an $80.0 million combined regulatory settlement with the U.S. Securities and Exchange Commission and the U.S. Commodity Futures Trading Commission. This decrease was partially offset by higher bad debt expense and loss reserves.
Income Taxes
•For the three months ended August 31, 2023 and 2022, the provision for income taxes was $37.1 million and $105.9 million, respectively, representing an effective tax rate of 40.8% and 35.1%, respectively. For the nine months ended August 31, 2023 and 2022, the provision for income taxes was $75.1 million and $219.9 million, respectively, representing an effective tax rate of 28.1% and 25.6%, respectively.
•The increase in the effective tax rate for the three months ended August 31, 2023, as compared to the prior year comparable quarter, is primarily due to the lower amount of earnings before income taxes in the current year quarter than the prior year comparable quarter and the increase in interest accrued on unrecognized tax benefits as a result of higher interest rates.
•The increase in the effective tax rate for the nine months ended August 31, 2023, as compared to the prior year comparable period, is primarily due to the recognition of a smaller excess tax benefit on restricted stock units distributed in the first quarter of 2023 than the prior year comparable quarter.
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
Impairment of Equity Method Investments
We evaluate equity method investments for impairment when operating losses or other factors may indicate a decrease in value which is other than temporary. We consider a variety of factors including economic conditions nationally and in their geographic areas of operation, adverse changes in the industry in which they operate, declines in business prospects, deterioration in earnings, increasing costs of operations and other relevant factors specific to the investee. Whenever we believe conditions or events indicate that one of these investments might be significantly impaired, we generally obtain from such investee updated cash flow projections and obtain other relevant information related to assessing the overall valuation of the investee. Utilizing this information, we assess whether the investment is considered to be other-than-temporarily impaired. To the extent an investment is deemed to be other-than-temporarily impaired, an impairment charge is recognized for the amount, if any, by which the investment’s book value exceeds our estimate of the investment’s fair value.
In the first quarter of 2023, we performed a valuation of our equity method investment in Golden Queen as forecasts of the expected future production of gold and silver from its mine had declined from previous periods. Our estimate of fair value was based on a discounted cash flow analysis, which included management’s projections of future Golden Queen cash flows and a discount rate of 11.0%. The estimated fair value of our investment in Golden Queen was $24.2 million, which was $22.1 million lower than our prior carrying value at November 30, 2022. As a result, an impairment loss of $22.1 million was recorded in Other income in the Consolidated Statement of Earnings for the three months ended February 28, 2023. During the three months ended May 31, 2023, we recognized an additional impairment loss of $7.3 million primarily due to further declines in cash flows at Golden Queen resulting in a carrying value our investment of $16.8 million at May 31, 2023. During the three months ended August 31, 2023, we recognized an additional impairment loss of $27.8 million primarily based on our estimate of what could be recognized in a sale transaction for the investment resulting in a carrying value our investment of $8.8 million at August 31, 2023.

JEFFERIES FINANCIAL GROUP INC.
Goodwill
At August 31, 2023, Goodwill recorded in our Consolidated Statement of Financial Condition is $1.74 billion (3.1% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2022 and Note 11, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date for a substantial portion of our reporting units is August 1 and November 30 for other identified reporting units.
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
The results of our assessment on August 1, 2023 indicated that all of our reporting units had a fair value in excess of their carrying amounts based on current projections and, accordingly, goodwill is not considered to be impaired. The carrying values of goodwill by reporting unit at August 31, 2023 are as follows: $724.0 million in Investment Banking, $255.4 million in Equities and Wealth Management, $576.9 million in Fixed Income, $143.0 million in Asset Management and $40.2 million attributed to various individual legacy merchant banking investments.

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
In keeping with our strategy of returning excess liquidity to shareholders, during the nine months ended August 31, 2023, we returned an aggregate of $911.7 million to shareholders primarily in the form of $208.6 million in cash dividends, the repurchase of 4.8 million common shares for a total of $165.3 million at a weighted average price of $34.74 per share, and on January 13, 2023, we distributed our ownership interests in Vitesse Energy on a tax-free pro rata basis to all shareholders, resulting in a distribution of capital of $527.0 million.
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

JEFFERIES FINANCIAL GROUP INC.
The following table provides detail on selected balance sheet items (dollars in millions):

	August 31, 2023	November 30, 2022	% Change
Total assets	$56,044.6	$51,057.7	9.8%
Cash and cash equivalents	8,817.4	9,703.1	(9.1)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	872.4	957.3	(8.9)%
Financial instruments owned	22,805.2	18,666.3	22.2%
Financial instruments sold, not yet purchased	11,829.9	11,056.5	7.0%
Total Level 3 assets	918.4	791.5	16.0%
Securities borrowed	$6,680.7	$5,831.1	14.6%
Securities purchased under agreements to resell	5,331.8	4,546.7	17.3%
Total securities borrowed and securities purchased under agreements to resell	$12,012.5	$10,377.8	15.8%
Securities loaned	$1,416.5	$1,366.0	3.7%
Securities sold under agreements to repurchase	10,472.2	7,452.3	40.5%
Total securities loaned and securities sold under agreements to repurchase	$11,888.7	$8,818.3	34.8%
Total assets at August 31, 2023 and November 30, 2022 were $56.04 billion and $51.06 billion, respectively, an increase of 9.8%. During the three and nine months ended August 31, 2023, average total assets were approximately 7.1% and 7.3% higher, respectively, than total assets at August 31, 2023.
Our total Financial instruments owned inventory was $22.81 billion at August 31, 2023, an increase of 22.2%, from $18.67 billion at November 30, 2022. During the nine months ended August 31, 2023, our total Financial instruments owned inventory increased primarily due to increases in corporate debt and equity securities, mortgage- and asset-backed securities and U.S. government and agency securities. Financial instruments sold, not yet purchased inventory was $11.83 billion at August 31, 2023, an increase of 7.0% from $11.06 billion at November 30, 2022, with the increase primarily driven by an increase in corporate debt securities. Our overall net inventory position was $10.98 billion and $7.61 billion at August 31, 2023 and November 30, 2022, respectively, with the increase primarily due to increases in mortgage- and asset-backed securities, corporate equity securities, U.S. government and agency securities and derivative contracts.
Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned decreased to 4.0% at August 31, 2023 from 4.2% at November 30, 2022.
The following table summarizes Level 3 assets by operating segment (in millions, except percentages):

	August 31, 2023	Percent	November 30, 2022	Percent
Investment Banking	$113.3	12.3%	$124.7	15.8%
Equities and Fixed Income	439.4	47.9	360.7	45.5
Asset Management (1)	365.7	39.8	306.1	38.7
Total	$918.4	100.0%	$791.5	100.0%
(1)At August 31, 2023 and November 30, 2022, $288.2 million and $218.7 million, respectively, are attributed to merchant banking investments within in our Asset Management operating segment.

JEFFERIES FINANCIAL GROUP INC.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities financing assets and liabilities increase or decrease from period to period depending on fluctuations in the level of our client activity and the level of our own trading activity. Our average month end balance of total reverse repos and stock borrows during the three and nine months ended August 31, 2023 were 36.1% and 32.9% higher, respectively, than the August 31, 2023 balance. Our average month end balances of total repos and stock loans during the three and nine months ended August 31, 2023 were 32.6% and 22.5% higher, respectively, than the August 31, 2023 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months Ended August 31, 2023	Year Ended November 30, 2022
Securities Purchased Under Agreements to Resell:
Period end	$5,332	$4,547
Month end average	7,400	7,489
Maximum month end	9,683	10,428
Securities Sold Under Agreements to Repurchase:
Period end	$10,472	$7,452
Month end average	12,880	11,738
Maximum month end	16,146	17,417
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Financial Group Inc. shareholders’ equity and tangible Jefferies Financial Group Inc. shareholders’ equity with the resulting leverage ratios (dollars in millions):

	August 31, 2023	November 30, 2022
Total assets	$56,045	$51,058
Total equity	$9,765	$10,295
Total Jefferies Financial Group Inc. shareholders’ equity	$9,699	$10,233
Deduct: Goodwill and intangible assets	(1,872)	(1,876)
Tangible Jefferies Financial Group Inc. shareholders’ equity	$7,827	$8,357
Leverage ratio (1)	5.7	5.0
Tangible gross leverage ratio (2)	6.9	5.9
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

JEFFERIES FINANCIAL GROUP INC.
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $17.09 billion at August 31, 2023 exceeded our cash capital requirements.
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

JEFFERIES FINANCIAL GROUP INC.
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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2023, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES FINANCIAL GROUP INC.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	August 31, 2023	Average Balance Three Months Ended August 31, 2023 (1)	November 30, 2022
Cash and cash equivalents:
Cash in banks	$2,134,320	$3,442,138	$2,541,021
Money market investments (2)	6,683,037	4,541,589	7,162,088
Total cash and cash equivalents	8,817,357	7,983,727	9,703,109
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,463,695	1,457,631	1,417,177
Other (4)	556,555	531,698	520,714
Total other sources	2,020,250	1,989,329	1,937,891
Total cash and cash equivalents and other liquidity sources	$10,837,607	$9,973,056	$11,641,000
Total cash and cash equivalents and other liquidity sources as % of Total assets	19.3%		22.8%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	20.0%		23.7%
(1)Average balances are calculated based on weekly balances.
(2)At August 31, 2023 and November 30, 2022, $6.67 billion and $7.14 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $15.1 million and $23.1 million at August 31, 2023 and November 30, 2022, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended August 31, 2023 was $4.53 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2023, we had the ability to readily obtain repurchase financing for 83.2% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

JEFFERIES FINANCIAL GROUP INC.
The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2023 and November 30, 2022 (in thousands):

	August 31, 2023		November 30, 2022
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$4,567,763	$799,457	$3,040,844	$846,520
Corporate debt securities	4,659,848	140,629	3,215,807	34,405
U.S. government, agency and municipal securities	4,350,675	113,010	4,032,215	59,909
Other sovereign obligations	1,568,700	1,143,674	1,679,573	803,738
Agency mortgage-backed securities (1)	3,589,499	—	2,514,773	—
Loans and other receivables	234,036	—	111,681	—
Total	$18,970,521	$2,196,770	$14,594,893	$1,744,572
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. During the three months ended August 31, 2023, an average of approximately 65.0% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months at August 31, 2023.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At August 31, 2023, short-term borrowings, which must be repaid within one year or less, totaled $924.9 million and include bank loans, overdrafts, borrowings under revolving credit facilities, and a fixed rate callable note. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $837.0 million and $728.2 million for the three and nine months ended August 31, 2023, respectively.

JEFFERIES FINANCIAL GROUP INC.
At August 31, 2023 and November 30, 2022, our borrowings under credit facilities classified within bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $920.8 million and $517.0 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At August 31, 2023, we were in compliance with all covenants under these credit facilities.
For additional details on our short-term borrowings, refer to Note 14, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under this program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At August 31, 2023, the outstanding notes totaled $1.50 billion, bear interest at a spread over the Secured Overnight Funding Rate (“SOFR”) or the Euro Short-Term Rate (“ESTER”) and mature from September 2023 to July 2025.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At August 31, 2023 and November 30, 2022, we had total long-term capital of $17.09 billion and $17.49 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.75:1 and 0.69:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at August 31, 2023 and November 30, 2022 was as follows (in thousands):

	August 31, 2023	November 30, 2022
Unsecured Long-Term Debt (1)	$7,328,499	$7,065,663
Total Mezzanine Equity	406	131,461
Total Equity	9,765,132	10,295,479
Total Long-Term Capital	$17,094,037	$17,492,603
(1)The amounts at August 31, 2023 and November 30, 2022 exclude our secured long-term debt. The amounts at August 31, 2023 and November 30, 2022 exclude $385.9 million and $393.0 million, respectively, of our 5.500% Senior Notes and also exclude $46.4 million and $13.2 million, respectively, of structured notes. The amounts at August 31, 2023 also exclude $541.9 million of our 1% Euro Medium Term Notes. These amounts are excluded as the notes mature within one year.
Long-Term Debt
During the nine months ended August 31, 2023, long-term debt increased by $688.4 million to $9.46 billion at August 31, 2023, as presented in our Consolidated Statements of Financial Condition, primarily due to net proceeds of $990.6 million from the issuance of our 5.875% Senior Notes, due 2028 during the three months ended August 31, 2023. This was partially offset by a $350.0 million paydown on a credit facility during the three months ended August 31, 2023. At August 31, 2023, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at August 31, 2023 was $1.63 billion.
At August 31, 2023 and November 30, 2022, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statement of Financial Condition amounted to $767.9 million and $933.5 million, respectively. Interest on these credit facilities are based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At August 31, 2023, we were in compliance with all covenants under these credit facilities.

JEFFERIES FINANCIAL GROUP INC.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At August 31, 2023, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of SOFR plus 1.25%. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At August 31, 2023, we were in compliance with all covenants under the Secured Bank Loan.
HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act (“EB-5 Program”). This debt is secured by certain real estate of HomeFed. At August 31, 2023, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed’s EB-5 Program debt matures in 2024 through 2028.
At August 31, 2023, HomeFed has construction loans with an aggregate committed amount of $62.0 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loans bears interest based on the SOFR plus 3.00%, subject to adjustment on the first of each calendar month. At August 31, 2023, the weighted average interest rate on these loans was 8.07%. The loans mature between October 2023 and May 2024 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At August 31, 2023 and November 30, 2022, $49.3 million and $57.0 million, respectively, was outstanding under the construction loan agreements.
At August 31, 2023, our unsecured long-term debt has a weighted average maturity of approximately 8.8 years.
For further information, see Note 15, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our long-term debt ratings at August 31, 2023 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa2	Stable
Standard & Poor’s	BBB	Stable
Fitch Ratings	BBB	Positive
At August 31, 2023, the long-term debt ratings on our principal subsidiaries, Jefferies LLC, Jefferies International Limited (a U.K. broker-dealer) and Jefferies GmbH are as follows:

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2023, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $75.2 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.

JEFFERIES FINANCIAL GROUP INC.
Equity Capital
Common Stock
At August 31, 2023, we had 565,000,000 authorized shares of voting common stock with a par value of $1.00 per share. At August 31, 2023, we had outstanding 210,427,746 common shares, 14,556,639 share-based awards that do not require the holder to pay any exercise price and 5,064,470 stock options that require the holder to pay a weighted average exercise price of $22.69 per share. The 14,556,639 share-based awards include the target number of shares under the senior executive award plan until the performance period is complete.
The Board of Directors has authorized the repurchase of common stock under a share repurchase program. Additionally, Treasury stock repurchases include repurchases of common stock for net-share withholding under our equity compensation plan.
The table below presents information about common stock repurchases pursuant to the share repurchase program during the nine months ended August 31, 2023 (in thousands, except share and per share amounts):

Nine Months Ended August 31, 2023
Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	2,000,000
Approximate Dollar Value of Shares Purchased	$60,943
Average Share Price of Shares Purchased	$30.47
At August 31, 2023, we had $250.0 million remaining authorization of future repurchases. On June 27, 2023, our Board of Directors increased our share buyback authorization back to a total of $250.0 million.
On January 9, 2023, the Board of Directors declared a dividend of $0.30 per common share which was paid on February 24, 2023 to common shareholders of record at February 13, 2023. On March 28, 2023, the Board of Directors declared a dividend of $0.30 per common share which was paid on May 26, 2023 to common shareholders of record at May 15, 2023. On June 27, 2023, the Board of Directors declared a dividend of $0.30 per common share which was paid on August 25, 2023 to common shareholders of record at August 14, 2023. On September 27, 2023, the Board of Directors declared a dividend of $0.30 per common share to be paid on November 28, 2023 to common shareholders of record at November 13, 2023.
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
Series B Preferred Stock
On April 27, 2023, we established Series B Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B Preferred Stock”) and designated 70,000 shares as Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $17,500 per share and rank senior to our voting common stock upon dissolution, liquidation or winding up of Jefferies Financial Group Inc. Each share of Series B Preferred Stock is automatically convertible into 500 shares of non-voting common stock, subject to certain anti-dilution adjustments, three years after issuance. The Series B Preferred Stock participates in cash dividends and distributions alongside our voting common stock on an as-converted basis.
Additionally, on April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. During the three months ended August 31, 2023, SMBC exchanged 21.0 million shares of voting common stock for 42,000 shares of Series B Preferred Stock and we received cash of $31.5 million in connection with the exchange. As a result of the exchange, our equity attributed to our voting common stock decreased by $21.0 million, our equity attributed to the Series B Preferred Stock increased by $42,000 and additional paid-in capital increased by $52.4 million, resulting in a $31.5 million net increase in our shareholders’ equity, or $0.12 per common share on an as-converted, fully-diluted, basis at August 31, 2023. During the three months ended August 31, 2023, we paid $6.3 million, or $0.30 per share on an as-converted basis, of cash dividends on the Series B Preferred Stock.

JEFFERIES FINANCIAL GROUP INC.
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
At August 31, 2023, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,104,248	$1,012,161
JFSI - SEC	408,911	388,911
JFSI - CFTC	408,911	380,612
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
Other Developments
In February 2022, Russia invaded Ukraine. Following Russia’s invasion, the U.S., the U.K., and the European Union governments, among others, developed coordinated financial and economic sanctions targeting Russia that, in various ways, constrain transactions with numerous Russian entities, including major Russian banks and individuals; transactions in Russian sovereign debt; and investment, trade and financing to, from, or in certain regions of Ukraine. We do not have any operations in Russia or any clients with significant Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia. We continue to closely monitor the status of global sanctions and restrictions, trading conditions related to Russian securities and the credit risk and nature of our counterparties.
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
The table below shows firmwide VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Firmwide VaR (1)
	VaR at August 31, 2023				VaR at May 31, 2023
		Daily VaR for the Three Months Ended August 31, 2023				Daily VaR for the Three Months Ended May 31, 2023
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$7.06	$8.99	$12.02	$5.98	$9.99	$7.20	$11.26	$4.76
Equity Prices	9.40	10.03	14.07	7.31	11.29	12.62	16.19	7.89
Currency Rates	0.74	0.48	0.74	0.27	0.27	0.29	0.55	0.04
Commodity Prices	0.17	0.31	0.81	0.10	0.19	0.18	0.71	0.12
Diversification Effect (2)	(5.15)	(5.94)	N/A	N/A	(7.09)	(5.15)	N/A	N/A
Firmwide VaR (3)	$12.22	$13.87	$17.57	$12.10	$14.65	$15.14	$17.96	$11.91
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

JEFFERIES FINANCIAL GROUP INC.
The table below shows VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities by interest rates and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Capital Markets VaR (1)
	VaR at August 31, 2023				VaR at May 31, 2023
		Daily VaR for the Three Months Ended August 31, 2023				Daily VaR for the Three Months Ended May 31, 2023
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$7.24	$8.45	$11.79	$5.29	$9.52	$6.67	$10.36	$4.42
Equity Prices	6.54	6.39	10.00	4.96	7.73	6.68	9.10	4.87
Currency Rates	0.59	0.37	0.61	0.24	0.24	0.07	0.24	0.02
Commodity Prices	—	—	—	—	—	0.71	0.71	0.71
Diversification Effect (2)	(6.24)	(6.32)	N/A	N/A	(7.96)	(4.42)	N/A	N/A
Capital Markets VaR (3)	$8.13	$8.89	$11.84	$6.52	$9.53	$9.71	$11.49	$7.24
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
Our average daily firmwide VaR decreased to $13.87 million for the three months ended August 31, 2023 from $15.14 million for the three months ended May 31, 2023, primarily due to lower equity exposure over the quarter. Our average daily capital markets VaR decreased to $8.89 million for the three months ended August 31, 2023 from $9.71 million for the three months ended May 31, 2023, primarily driven by an increase in interest rates and credit spreads, offset by an increase in the diversification effect.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2023, there were zero days when the aggregate net trading loss exceeded the 95% one day VaR.

JEFFERIES FINANCIAL GROUP INC.
The chart below shows our daily firmwide VaR and capital markets VaR over the last four quarters. VaR steadily increased in the first quarter of 2023 driven by higher equity exposure mainly related to our asset management activities. VaR was relatively stable throughout the second quarter of 2023 while volatility increased modestly throughout the third quarter of 2023.
Daily Net Trading Revenue
There were six days with firmwide trading losses out of a total of 64 trading days in the three months ended August 31, 2023. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended August 31, 2023 (in millions):

JEFFERIES FINANCIAL GROUP INC.
Other Risk Measures
Sensitivity analysis is viewed as the most appropriate measure of risks for certain positions within financial instruments and therefore such positions are not included in the VaR model. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2023 (in thousands):

10% Sensitivity
Investment in funds (1)	$116,600
Private investments	54,637
Corporate debt securities in default	9,021
Trade claims	1,989
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.5 million at August 31, 2023, which is included in other comprehensive income.
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

	Expected Maturity Date (Fiscal Years)
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$385,910	$141,000	$119,413	$84,572	$529,600	$4,358,258	$5,618,753	$5,258,061
Weighted-Average Interest Rate	5.68%	0.68%	3.52%	5.63%	5.25%	5.41%
Variable Interest Rate Borrowings	$4,358	$1,000,711	$26,096	$25,556	$678,953	$1,371,035	$3,106,709	$2,781,753
Weighted-Average Interest Rate	6.24%	7.35%	6.72%	6.80%	7.98%	7.24%
Borrowings with Foreign Currency Exposure	$—	$542,300	$—	$42,299	$—	$793,493	$1,378,092	$1,194,834
Weighted-Average Interest Rate	—%	1.00%	—%	4.30%	—%	7.79%
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

JEFFERIES FINANCIAL GROUP INC.
Current counterparty credit exposures at August 31, 2023 and November 30, 2022 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES FINANCIAL GROUP INC.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022
AAA Range	$—	$—	$11.6	$2.0	$—	$0.1	$11.6	$2.1	$6,683.0	$7,162.1	$6,694.6	$7,164.2
AA Range	70.0	70.1	113.8	142.7	3.3	3.9	187.1	216.7	4.0	4.7	191.1	221.4
A Range	0.1	1.8	787.9	575.1	263.1	207.8	1,051.1	784.7	2,030.8	2,114.1	3,081.9	2,898.8
BBB Range	250.0	251.1	116.0	155.3	39.6	(1.3)	405.6	405.1	99.6	419.3	505.2	824.4
BB or Lower	38.5	61.6	16.4	22.1	26.2	44.0	81.1	127.7	—	—	81.1	127.7
Unrated	296.9	377.8	—	—	—	—	296.9	377.8	—	2.9	296.9	380.7
Total	$655.5	$762.4	$1,045.7	$897.2	$332.2	$254.5	$2,033.4	$1,914.1	$8,817.4	$9,703.1	$10,850.8	$11,617.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022
Asia/Latin America/Other	$15.8	$15.8	$69.0	$56.3	$0.4	$0.3	$85.2	$72.4	$380.4	$283.0	$465.6	$355.4
Europe and the Middle East	0.1	1.7	480.5	273.2	49.4	35.2	530.0	310.1	27.7	43.9	557.7	354.0
North America	639.6	744.9	496.2	567.7	282.4	219.0	1,418.2	1,531.6	8,409.3	9,376.2	9,827.5	10,907.8
Total	$655.5	$762.4	$1,045.7	$897.2	$332.2	$254.5	$2,033.4	$1,914.1	$8,817.4	$9,703.1	$10,850.8	$11,617.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022	August 31, 2023	November 30, 2022
Asset Managers	$22.8	$20.8	$0.8	$—	$—	$—	$23.6	$20.8	$6,683.1	$7,162.1	$6,706.7	$7,182.9
Banks, Broker-dealers	250.1	251.9	716.7	623.1	303.6	211.2	1,270.4	1,086.2	2,134.3	2,541.0	3,404.7	3,627.2
Corporates	173.3	197.8	—	—	11.5	36.6	184.8	234.4	—	—	184.8	234.4
As Agent Banks	—	—	265.8	182.7	—	—	265.8	182.7	—	—	265.8	182.7
Other	209.3	291.9	62.4	91.4	17.1	6.7	288.8	390.0	—	—	288.8	390.0
Total	$655.5	$762.4	$1,045.7	$897.2	$332.2	$254.5	$2,033.4	$1,914.1	$8,817.4	$9,703.1	$10,850.8	$11,617.2
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES FINANCIAL GROUP INC.
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at August 31, 2023 and November 30, 2022 to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	August 31, 2023
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$241.5	$(176.6)	$(1.1)	$—	$61.1	$205.4	$1.8	$330.3	$332.1
France	550.1	(433.5)	(38.7)	—	164.9	30.9	—	273.7	273.7
Italy	1,017.9	(721.7)	(25.8)	—	—	—	0.6	270.4	271.0
Hong Kong	59.7	(66.3)	—	—	0.2	0.1	203.8	(6.3)	197.5
United Kingdom	1,072.9	(571.7)	(392.8)	0.1	53.6	14.8	12.0	176.9	188.9
Spain	398.5	(252.4)	(32.7)	—	51.3	1.6	0.5	166.3	166.8
Netherlands	364.7	(251.4)	3.5	—	11.0	0.1	0.5	127.9	128.4
Germany	596.7	(736.3)	130.7	—	106.9	1.2	11.6	99.2	110.8
Japan	865.2	(805.3)	(1.3)	—	28.7	—	18.7	87.3	106.0
Australia	373.1	(310.5)	(27.3)	—	15.2	—	31.2	50.5	81.7
Total	$5,540.3	$(4,325.7)	$(385.5)	$0.1	$492.9	$254.1	$280.7	$1,576.2	$1,856.9

	November 30, 2022
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$273.6	$(98.3)	$(68.7)	$0.1	$91.5	$181.1	$1.8	$379.3	$381.1
United Kingdom	555.0	(350.1)	(117.5)	1.7	48.7	15.8	27.8	153.6	181.4
Hong Kong	18.8	(46.7)	—	—	1.3	—	187.4	(26.6)	160.8
France	330.3	(239.7)	(42.8)	—	82.0	6.7	—	136.5	136.5
Netherlands	322.2	(212.4)	5.5	—	3.8	0.2	0.2	119.3	119.5
Italy	911.7	(674.8)	(133.3)	—	—	—	0.5	103.6	104.1
Germany	323.8	(381.5)	68.5	—	69.3	2.5	11.4	82.6	94.0
Spain	437.3	(376.9)	(38.0)	—	46.0	—	0.5	68.4	68.9
China	200.1	(129.3)	(6.3)	—	—	—	—	64.5	64.5
Brazil	137.2	(61.3)	(16.7)	—	—	—	—	59.2	59.2
Total	$3,510.0	$(2,571.0)	$(349.3)	$1.8	$342.6	$206.3	$229.6	$1,140.4	$1,370.0
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
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) We did not have any unregistered sales of equity securities during the quarter ended August 31, 2023.
(c) Issuer Purchases of Equity Securities
The following table presents information on our purchases of our common shares during the three months ended August 31, 2023 (dollars in thousands, except share and per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2023 to June 30, 2023	—	$—	—	$250,000
July 1, 2023 to July 31, 2023	—	$—	—	$250,000
August 1, 2023 to August 31, 2023	8,614	$32.47	—	$250,000
Total	8,614	$32.47	—
(1)Includes an aggregate 8,614 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.
(2)In June 2023, the Board of Directors increased the share repurchase authorization to $250.0 million. At August 31, 2023, $250.0 million remains available for future purchases.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended August 31, 2023, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

JEFFERIES FINANCIAL GROUP INC.
Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Jefferies Financial Group Inc., is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on June 30, 2023.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of August 31, 2023 and November 30, 2022; (ii) the Consolidated Statements of Earnings for the three and nine months ended August 31, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2023 and 2022; (iv) the Consolidated Statements of Changes in Equity for the three and nine months ended August 31, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2023 and 2022 and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC. (Registrant)

Date:	October 6, 2023	By:	/s/ Matt Larson
Matt Larson Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)