Form 10-K
period 2023-11-30
Jefferies Financial Group Inc.
filed 2024-01-26
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at May 31, 2023 (computed by reference to the last reported closing sale price of the Common Shares on the New York Stock Exchange on such date): $5,982,957,927.
On January 18, 2024, the registrant had outstanding 211,936,646 Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant's Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

JEFFERIES FINANCIAL GROUP INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
November 30, 2023

JEFFERIES FINANCIAL GROUP INC.
PART I

Item 1. Business
Introduction
Jefferies Financial Group Inc. (“Jefferies,” “we,” “us” or “our”) is a U.S.-headquartered global full-service investment banking and capital markets firm. Our largest subsidiary, Jefferies LLC, a U.S. broker-dealer, was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited, a U.K. broker-dealer, was established in the U.K. in 1986. Our strategy focuses on continuing to build out our full-service investment banking business, enhancing our capital markets sales and trading businesses and further developing our Leucadia Asset Management alternative asset management platform.
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
•Investment Banking and Capital Markets provides investment banking, capital markets and other related services to our clients. We provide underwriting and financial advisory services across most industry sectors in the Americas; Europe and the Middle East; and Asia-Pacific. Our capital markets businesses operate across the spectrum of equities and fixed income products. Related services include prime brokerage, equity finance, research and strategy, corporate lending and real estate finance. Investment Banking and Capital Markets also includes our corporate lending joint venture (“JFIN Parent LLC” or “Jefferies Finance”) and our commercial real estate finance joint venture (“Berkadia Commercial Holding LLC” or “Berkadia”).
•Asset Management provides alternate investment management services to investors globally. In addition, through our asset management efforts, we often invest seed or additional strategic capital for our own account in the strategies offered by us and affiliated asset managers.

JEFFERIES FINANCIAL GROUP INC.
Our Businesses
Investment Banking and Capital Markets
Jefferies is one of the world’s leading full-service investment banking and capital markets firms. Our Investment Banking and Capital Markets segment focuses on Investment Banking, Equities and Fixed Income. We primarily serve businesses and their owners, institutional investors, and government entities.
Investment Banking
We provide our clients around the world with a full range of financial advisory, equity underwriting and debt underwriting services. Our services are enhanced by our relentless client focus, our differentiated insights and a flat and nimble operating structure.
Our investment banking professionals operate in the Americas, Europe and the Middle East and Asia-Pacific, and are organized into industry, product and geographic coverage groups. Our industry coverage groups include: Consumer; Energy and Power; Financial Services; Financial Sponsors; Healthcare; Industrials; Infrastructure; Municipal Finance; Real Estate, Gaming and Lodging; and Technology, Media and Telecom. Our product coverage groups include advisory (which includes mergers and acquisitions, sponsor coverage, private capital and restructuring and recapitalization expertise), equity underwriting and debt underwriting. Our geographic coverage groups include teams based in major cities in the United States as well as London, Hong Kong, Amsterdam, Dubai, Frankfurt, Madrid, Melbourne, Milan, Mumbai, Paris, São Paulo, Singapore, Stockholm, Sydney, Tel Aviv, Tokyo, and Toronto. We continue to invest in our investment banking division expanding our professional talent base and growing our international presence.
Advisory Services
We provide mergers and acquisition, debt advisory and restructuring and private capital advisory services to companies, financial sponsors and government entities. In the mergers and acquisitions area, we advise business owners, private equity firms and corporations on mergers and acquisitions, divestitures, cross-border transactions, strategic ventures and corporate defense activities. In the debt advisory and restructuring area, we provide companies, bondholders, creditors and lenders a full range of both in-court and out-of-court advisory capabilities. As part of our private capital advisory business, we advise financial sponsors and their investors on the creation and structuring of funds and fund offerings and primary and secondary capital raising. We also advise large institutional investors on the sale of private equity limited partnership and co-investment interests.
Equity Underwriting
We provide a broad range of equity financing capabilities and equity capital solutions to businesses and their owners. These capabilities include private placements of equity, initial public offerings, follow-on offerings, rights-offerings, at the market offerings, block trades, private placements, corporate derivatives and equity-linked products.
Debt Underwriting
We provide a wide range of debt capital raising and acquisition financing capabilities to businesses, financial sponsors and government entities. We focus on structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal debt, mortgage-backed and other asset-backed securities, and help our clients access alternative and structured finance solutions that optimize terms and minimize risk.
Other Investment Banking Activities
Jefferies Finance, our 50/50 joint venture with Massachusetts Mutual Life Insurance Company, structures, underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments for both broadly syndicated and direct lending loans. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Loans are originated primarily through our investment banking efforts and Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through us. The Portfolio and Asset Management business line involves the management of a diversified portfolio of assets under management composed of portions of loans it has originated or arranged, as well as loan positions that it has purchased in the primary and secondary markets. Jefferies Credit Partners, together with its subsidiaries Apex Credit Partners and Jefferies Credit Management, serve as a private credit platform managing proprietary and third-party capital across comingled funds, business development companies, separately managed accounts and collateralized loan obligations. Additionally, Jefferies Credit Partners launched its first business development company in December 2023. Jefferies Finance, Jefferies Credit Partners, Jefferies Credit Management and Apex Credit Partners are registered investment advisors.

JEFFERIES FINANCIAL GROUP INC.
Berkadia Commercial Mortgage Holding LLC is our commercial real estate finance and investment sales joint venture with Berkshire Hathaway, Inc. Berkadia originates commercial real estate loans, primarily in respect of multifamily housing units, that are sold to U.S. government agencies or other investors shortly after the loans are funded with Berkadia retaining the mortgage servicing rights. For loans sold to Fannie Mae, Berkadia assumes a shared loss position throughout the term of each loan, with a maximum loss percentage of approximately one-third of the original principal balance. In addition, Berkadia originates loans for its own balance sheet. These loans provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third-party. Berkadia also provides services related to the acquisition and disposition of multifamily real estate projects, including brokerage services, asset review, market research, financial analysis and due diligence support and performs primary, master and special servicing functions.
Strategic Alliance with SMBC Group
In July 2021, we entered into a strategic alliance with Sumitomo Mitsui Financial Group, Inc., Sumitomo Mitsui Banking Corporation (“SMBC”) and SMBC Nikko Securities Inc. (together referred to as “SMBC Group”) to collaborate on corporate and investment banking business opportunities, with an initial focus on leveraged finance and cross-border mergers and acquisitions involving Japanese companies.

In April 2023, we announced a significant expansion of this alliance. This relationship provides us with enhanced client capabilities and supports the continued growth of our global investment banking and capital markets business. We aim to, among other things, coordinate efforts in leveraged finance to expand and scale existing offerings, seek cross-border mergers and acquisition advisory opportunities involving Japanese companies, and jointly pursue investment banking, capital markets and financing opportunities by leveraging our shared strengths and relationships. At November 30, 2023, SMBC owns 9.1% of our common stock on an as-converted basis and 8.3% on a fully-diluted, as-converted, basis.
Equities
Equities Research, Capital Markets
We provide our clients leading advisory and execution capabilities through equities research, sales and trading across global equities markets with key capabilities in cash equities, electronic trading, equity derivatives, convertibles and corporate access. We deliver high touch services and act as agent, principal or market maker to provide clients with execution quality in varying liquidity situations—providing clients with bespoke insights and execution informed by our sector expertise. Our equities electronic trading business provides our clients with expertise and innovative electronic sales and trading solutions, including customizable algorithms. We bring full a full-service coverage model and customized solutions in equity derivatives and our convertibles platform is a market leading franchise incorporating a cutting-edge asset class platform for pricing and analysis for all convertible securities.
Commissions or spread revenue is earned by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter (“OTC”) equity derivatives, convertible and other equity-linked products and closed-end funds. Our equity research, sales and trading efforts are organized across the Americas, Europe and the Middle East and Asia-Pacific and we continue to strengthen our global footprint throughout these regions. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research and insights, trading ideas, market information and analyses across a range of industries and receive and execute client orders.
Prime Services
Our Prime Services business provides a full-service offering that include: financing, business consulting and capital introduction services, a robust technology platform, outsourced trading solutions for both start-up and existing managers, strategic content and thought leadership and other prime brokerage services. Our prime brokerage services in the U.S. provide hedge funds, money managers and registered investment advisors with execution, financing, clearing, financing, swaps, outsourced trading and reporting and administrative services. Our platform is fully self-clearing and provides global access to markets across the world. We finance our clients’ securities positions through margin loans that are collateralized by securities, cash or other acceptable liquid collateral. We earn an interest spread equal to the difference between the amount we pay for funds and the amount we receive from our clients. We also operate a matched book in equity and corporate bond securities, whereby we borrow and lend securities versus cash or liquid collateral and earn a net interest spread.

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
Fixed Income
Jefferies’ global fixed income platform provides clients with distinctive solutions, service, and execution. Our deep client relationships coupled with our strong core credit trading, research and origination capabilities, enable us to provide distinctive opportunities and value-added insights across our business. We offer clients real-time event-driven ideas, outstanding high and low touch execution, and consistent, comprehensive liquidity across our expanding global platform. Our product capabilities include investment grade, high yield and distressed debt securities, U.S. and European government and agency securities, municipal bonds, leveraged loans, emerging markets debt, and interest rate and credit index derivative products. In addition, we have a strong securitized markets presence across trading and structuring, including asset-backed securities, collateralized loan obligations (CLOs), commercial mortgage-backed securities, European prime and non-conforming residential mortgage-backed securities, marketplace lending and U.S. agency and non-agency residential mortgage-backed securities. Jefferies is also designated as a Primary Dealer for U.S. government securities as well as designated in similar capacities for several European countries. Additionally, through the use of repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and obtain funding for various of our inventory positions. Our strategists and economists provide ongoing commentary and analysis of the global fixed income markets as well as providing ideas and analysis to clients across a variety of fixed income products.
Asset Management
Under the Leucadia Asset Management (“LAM”) umbrella, we manage and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. LAM offers institutional clients an innovative range of investment strategies through its directly owned and affiliated managers and offers investors opportunities to invest alongside us. Our products are currently offered to pension funds, insurance companies, sovereign wealth funds, and other institutional investors globally. The investment products under LAM range from multi-manager products to niche equity long/short strategies to credit strategies, among other strategies. We offer our affiliated asset managers access to capital, robust operational infrastructure and global marketing and distribution. We often invest seed or additional strategic capital for our own account in the strategies offered by us and associated third-party asset managers in which we have an interest. We continue to expand our asset management efforts and establish further strategic relationships to expand our offerings.
Merchant Banking
Our legacy merchant banking portfolio, managed by the co-heads of Asset Management, includes Stratos Group International, LLC (“Stratos”) (formerly FXCM Group, LLC, or “FXCM”), provider of online foreign exchange trading services; OpNet S.p.A. (“OpNet,” formerly known as “Linkem”), a fixed wireless broadband service provider in Italy, which also owns 59.3% of Tessellis S.p.A. (“Tessellis”), a telecommunications company publicly listed on the Italian stock exchange; HomeFed LLC (“HomeFed”), 100% (real estate); investments in certain public equity securities; and other investments in private companies and asset management funds.
Human Capital
Our people make up the fabric of our firm, which is comprised of diverse and innovative teams. We are focused on the durability, health and long-term growth and development of our business, as well as our long-term contribution to our shareholders, clients, employees, communities in which we live and work, and society as a whole. Instrumental to all of this is our culture.
We have employees located throughout the world. As of November 30, 2023, we had 7,564 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments. Approximately 51.3%, 37.9% and 10.9% of our workforce distributed across the Americas, Europe and the Middle East and Asia-Pacific, respectively. Included within our global headcount, in addition to our broker-dealer subsidiaries through which we conduct our Investment Banking advisory and underwriting businesses and Fixed Income and Equities capital markets businesses, are 2,296 employees of our Stratos, OpNet, HomeFed, Foursight Capital LLC and M Science subsidiaries.
During fiscal 2023, our overall employee count increased by 40.6%, primarily as a result of increases related to obtaining control of Stratos and OpNet as the employees of those subsidiaries are now included in our overall headcount, as well as opportunistic hiring in new regions, slightly offset by a decrease in headcount as a result of the spin-off of our interests in Vitesse Energy in January 2023. In 2023, we expanded our global footprint by hiring professionals into new locations, including Dubai, São Paolo, Tel Aviv, and Toronto.

JEFFERIES FINANCIAL GROUP INC.
Talent Acquisition and Campus Recruiting
In order to compete effectively and continue to provide best-in-class service to our clients, we must attract, retain, and motivate qualified professionals. Our core workforce is predominately composed of employees in roles such as investment bankers, sales, trading, research professionals and other revenue producing or support personnel. During 2023, our headcount increased by 2,183 related primarily to hiring of professionals globally as well as the addition of professionals as a result of our acquisitions of Stratos and OpNet. While our investment is largely in Investment Banking, there has also been meaningful additional investments in Equities, Fixed Income, Research, Support and Alternative Asset Management. Within our Investment Banking and Capital Markets segment, our voluntary turnover rate was 7.9%, which makes our overall retention rate very high in our view. We believe our culture, our effort to maintain a meritocracy in terms of opportunity and compensation, and our continued evolution and growth contribute to our success in attracting and retaining strong talent.
We are focused on broadening the pipeline from which we recruit and hire diverse talent through both campus and lateral hiring initiatives. For campus recruiting, we have partnered with several organizations globally to broaden our pipeline of candidates. We host insight days and symposiums that describe Jefferies to candidates that come from a diverse range of backgrounds and experiences. In 2023, we welcomed 374 interns globally from 154 different colleges, universities and business schools. For all roles, we recommend both a diverse slate of candidates as well as a diverse panel of interviewers. Interviewing guides, training and other resources are provided to hiring managers to support inclusive hiring.
We offer two targeted recruiting programs aimed at diversifying the pipeline of our lateral hires, including a career relaunch program (jReturns), aimed at those who have taken a break from the workforce, and a job switch program aimed at recruiting individuals who are interested in changing careers into Equity Research. Both programs yielded full-time hires in 2023.
In 2023, we launched an Investment Banking MBA Fellowship Program to support Summer Associates based on their outstanding achievements and financial need. Each Fellow is paired with a Managing Director-level mentor and provided developmental support.
Talent Development
We value continued training and development for all employees. We seek to equip our people at all stages in their careers with the tools necessary to become thoughtful and effective leaders. We offer customized, year-long training curriculums across all divisions and title levels globally, focused on upskilling, professional development, and management best practices. We also offer mentoring initiatives, including our firmwide Cross-Divisional Mentoring Program, Career Advisory Program, and New Hire Buddy Program. Our Women in Leadership Series provides learning and development, and networking opportunities to position our female leaders for success, and our jWIN Career Catalyst Program offers development and networking opportunities to VP promotes. Our leadership development program, sponsored by our Jefferies Black & Latino Network (J-NOBLE) and Jefferies Ethnic Minority Society (JEMS) is aimed at providing professional development and career advancement training to participants.
Wellness
In addition to training and development programs, we continue to be incredibly focused on the mental and physical well-being of our employees. We host frequent global wellness webinars led my mental health experts, provide confidential, 1:1 wellness and nutritional counseling and offer a variety of tailored wellness content for “Mental Health Awareness Month” in May and “World Mental Health Day” in October. The events for these two initiatives include training sessions with world-class psychologists and nutritionists on healthy eating habits, managing stress and well-being, emotional regulation, mindfulness and physical fitness initiatives such as group classes. Throughout the year, we’ve also conducted small-group wellness discussion surrounding topical events. We also have partnered with a fitness application our employees can utilize.
Diversity, Equity, and Inclusion
The foundation of our culture is our approach to employee engagement, diversity, equity and inclusion (“DE&I”), which is summed up in our Corporate Social Responsibility Principle: Respect People. We embrace diversity, which we believe fosters creativity, innovation and thought leadership through the infusion of new ideas and perspectives. We have implemented a number of policies and measures focused on non-discrimination, sexual harassment prevention, health and safety, and training and education. We have strong internal partnerships engaging in eight global Employee Resource Groups that are fostering a diverse, inclusive workplace. Our Diversity Council, co-sponsored by Rich Handler, our CEO, and Brian Friedman, our President, gives our Employee Resource Groups a platform to come together and discuss best practices, as well as collaborate on firmwide diversity initiatives.
We have also made a commitment to building a culture that provides opportunities for all employees regardless of our differences. As a result, we are able to pool our collective insights and intelligence to provide fresh and innovative thinking for our clients. Our DE&I strategy focuses on fostering inclusive leadership, building diverse and inclusive teams, developing our leaders, fostering community and belonging, and client and community engagement. In 2023, we extended Inclusive

JEFFERIES FINANCIAL GROUP INC.
Leadership training to all employees, and achieved 100% completion. We continue to require Unconscious Bias Training and Inclusive Leadership Training for all new hires. We are focused on improving the collection and transparency of diversity metrics and the information flow to senior leadership and utilize an annual inclusion-focused employee engagement survey, which enables employees to provide feedback on an anonymous basis. We have also launched a Self-ID campaign to increase the collection of demographic data internally.
Our Board has an ESG, Diversity, Equity and Inclusion (“ESG/DEI”) Committee, which, among other things, oversees the sustainability matters arising from our business and includes oversight over diversity and inclusion. The ESG/DEI Committee demonstrates our and the Board’s ongoing commitment of driving and fostering diversity in the workforce and in the communities in which we operate.
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
Employee Benefits
Our benefits are designed to attract, support and retain employees by providing employees and their spouses, partners and families with health and wellness programs (medical, dental, vision and behavioral), retirement wealth accumulation, paid time off, income replacement (paid sick and disability leaves and life insurance) and family-oriented benefits (parental leaves and child care assistance). In 2022, we rolled out a new benefit for employees to support inclusive fertility health and family-forming benefits to all employees. This year, we continued to broaden our inclusive benefits offering by adding menopause support. We also endeavor to provide location specific health club, transportation and employee discounts.
Giving Back to Community
The firm is committed to giving back to our communities. In 2023, we donated $17.6 million to approximately 447 organizations across two “Doing Good” trading days and a number of other Jefferies-supported charitable initiatives. Additionally, through our Employee Resource Groups, employees have created lasting partnerships by volunteering time to support several of these charitable partners.
Competition
All aspects of our business are intensely competitive. We compete primarily with large global bank holding companies that engage in investment banking and capital markets activities as one of their lines of business and that have greater capital and resources than we do. We also compete against other broker-dealers, asset managers and boutique firms. We believe the principal factors driving our competitiveness include our ability to provide differentiated insights to our clients that lead to better business outcomes; to attract, retain and develop skilled professionals; to deliver a competitive breadth of high-quality service offerings; and to maintain a flat, nimble and entrepreneurial culture built on immediacy and client service.
Regulation
Regulation in the United States. The financial services industry in which we operate is subject to extensive regulation. As a publicly traded company and through our investment bank and investment management businesses in the U.S., we are subject to the jurisdiction of the Securities and Exchange Commission (“SEC”). In the U.S., the SEC is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) which is the federal agency responsible for the administration of laws relating to commodity interests (including futures, commodity options and swaps). In addition, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the National Futures Association (“NFA”) are self-regulatory organizations (“SROs”) that are actively involved in the regulation of our financial services businesses (securities businesses in the case of FINRA and commodities/futures businesses in the case of the NFA). Broker-dealers that conduct securities activities involving municipal securities are also subject to regulation by the Municipal Securities Rulemaking Board (“MSRB”). In addition to federal regulation, we are subject to state securities regulations in each state and U.S. territory in which we conduct securities or investment advisory activities. The SEC, FINRA, CFTC, NFA and state securities regulators conduct periodic examinations of broker-dealers, investment advisors, futures commission merchants (“FCMs”), swap dealers, security-based swap dealers (“SBS dealers”) and over the counter derivatives dealer (“OTCDD”). The designated examining authority under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) for Jefferies LLC’s activities as a broker-dealer is FINRA, and the designated self-regulatory organization under the U.S. Commodity Exchange Act for Jefferies LLC’s non-clearing FCM activities is the NFA. Financial services businesses are also subject to regulation and examination by state securities regulators and attorneys general in those states in which they do business. In addition, broker-dealers, investment advisors, FCMs, swap dealers, SBS dealers and OTCDD must also comply with the rules and regulation of clearing houses, exchanges, swap execution facilities and trading platforms of which they are a member.

JEFFERIES FINANCIAL GROUP INC.
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
The investment advisers responsible for the Company’s investment management businesses are all registered as investment advisers with the SEC or rely upon the registration of an affiliated adviser, and all are currently exempt from registration as Commodity Pool Operators and Commodity Trading Advisors.
Registered investment advisers are subject to the requirements of the Advisers Act and the regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, operational and marketing requirements, disclosure obligations, conflicts of interest, fees and prohibitions on fraudulent activities.
The investment activities of our investment management businesses are also subject to regulation under the Securities Exchange Act of 1934, as amended, the Securities Act of 1933, as amended, the Investment Company Act of 1940, as amended (the “Investment Company Act”) and various other statutes, as well as the laws of the fifty states and the rules of various United States and non-United States securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., options and futures position limits, execution requirements and reporting obligations) and market regulation policies in the United States and globally. Congress, regulators, tax authorities and others continue to explore and implement regulations governing all aspects of the financial services industry. Pursuant to systemic risk reporting requirements adopted by the SEC, the Company's affiliated registered investment advisers with private investment fund clients are required to report certain information about their investment funds to the SEC.

JEFFERIES FINANCIAL GROUP INC.
Regulatory Capital Requirements. Several of our regulated entities are subject to financial capital requirements that are set by applicable local regulations. Jefferies LLC is a dually registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements. As a broker-dealer, Jefferies LLC is subject to the SEC’s Uniform Net Capital Rule 15c3-1 (the “Net Capital Rule”) which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Jefferies LLC has elected to compute its minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit Jefferies LLC’s operations, such as underwriting and trading activities, and financing customers’ prime brokerage or other margin activities, in each case, that could require the use of significant amounts of capital, limit its ability to engage in certain financing transactions, such as repurchase agreements, and may also restrict its ability (i) to make payments of dividends, withdrawals or similar distributions or payments to a stockholder/parent or other affiliate, (ii) to make a redemption or repurchase of shares of stock, or (iii) to make an unsecured loan or advance to such shareholders or affiliates. As a carrying/clearing broker-dealer, under FINRA Rule 4110, FINRA could impose higher minimum net capital requirements than required by the SEC and could restrict a broker-dealer from expanding business or require the broker-dealer to reduce its business activities. If the broker dealer also carries accounts for other broker dealers which are engaged in proprietary trading, it may need net capital of $7 million or tentative net capital of $25 million, depending on circumstances. As a non-clearing FCM, Jefferies LLC is also required to maintain minimum adjusted net capital of $1.0 million.
SEC registered broker-dealers that also register with the SEC as security-based swap dealers engaging in principal transactions of security-based swaps (“SBS”) are subject to rules regarding capital, segregation and margin requirements. The SEC rules establish similar standards for an entity registering as a standalone SBS dealer. The CFTC and NFA have also adopted similar swap dealer capital rules. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in SBS or swaps, which is the greater of $20 million or 2% (that the SEC could, in the future, increase up to 4% or 8%) of a risk margin amount. The risk margin amount for the SEC means the sum of (i) the total initial margin required to be maintained by the SEC-registered SBS dealer at each clearinghouse with respect to SBS or swap transactions cleared for SBS or swap customers and (ii) the total initial margin amount calculated by the SEC-registered SBS dealer with respect to non-cleared SBS and swaps under the SEC rules. The risk margin amount for the CFTC means the total initial margin amount calculated by the CFTC-registered swap dealer with respect to non-cleared SBS and swaps under the CFTC rules.
Jefferies Financial Services, Inc. (“JFSI”), one of our subsidiaries, is registered with the CFTC as a swap dealer and registered with the SEC as an SBS dealer and is required to comply with the SEC and CFTC capital rules for SBS dealers and swap dealers, respectively. Further, as an OTC derivatives dealer, JFSI is subject to compliance with the SEC’s net capital requirements.
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
See Net Capital within Item 7. Management’s Discussion and Analysis and Note 25, Regulatory Requirements in this Annual Report on Form 10-K for additional discussion of net capital calculations.
Regulation outside the United States. We are an active participant in the international capital markets and provide investment banking services internationally, primarily in Europe and the Middle East and Asia-Pacific. As in the U.S., our international subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, German Federal Financial Supervisory Authority (“BaFin”), Canadian Investment Regulatory Organization, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform.

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
Credit, Market and Liquidity Risks
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
We are exposed to significant market risk and our principal trading and investments expose us to risk of loss.
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
A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible, and equity securities, loans, derivative contracts and commodities for our own account. In any period, we may experience losses on our inventory positions as a result of the level and volatility of equity, fixed income and commodity prices (including oil prices), lack of trading volume and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because our inventory is marked to market on a daily basis, any adverse price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses. Increased market volatility may also impact our revenues as transaction activity in our investment banking and capital markets sales and trading businesses can be negatively impacted in a volatile market environment.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management within Part II, Item 7. of this Annual Report on Form 10-K for additional discussion.

JEFFERIES FINANCIAL GROUP INC.
A credit-rating agency downgrade could significantly impact our business.
The cost and availability of financing generally are impacted by (among other things) our credit ratings. If any of our credit ratings were downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position and results of operations could be adversely affected and perceptions of our financial strength could be damaged, which could adversely affect our client relationships. Additionally, we intend to access the capital markets and issue debt securities from time to time, and a decrease in our credit ratings or outlook could adversely affect our liquidity and competitive position, increase our borrowing costs, decrease demand for our debt securities and increase the expense and difficulty of financing our operations. In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. Such a downgrade could also negatively impact the prices of our debt securities. There can be no assurance that our credit ratings will not be downgraded.
We may be adversely affected by changes in or the discontinuance of Interbank Offered Rates (“IBORs”), in particular, London Interbank Offered Rate (“LIBOR”).
Central banks and regulators in a number of major jurisdictions (for example, the U.S., U.K., European Union (“EU”), Switzerland and Japan) are transitioning from the use of IBORs to alternative rates. These reforms have caused and may in the future cause such rates to perform differently than in the past or have other consequences that are contrary to market expectations. It is not possible to know what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked and other IBOR-linked financial instruments.
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
As a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including debt obligations. Several of our subsidiaries, particularly our broker-dealer subsidiaries, are subject to regulation that restrict dividend payments or reduce the availability of the flow of funds from those subsidiaries to us. In addition, our broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and are required to maintain minimum regulatory capital requirements.
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
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, extreme climate-related incidents or events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses. For instance, the spread of illnesses or pandemics such as the COVID-19 has, and could in the future, cause illness, quarantines, various shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. In addition, geopolitical and military conflict and war between Russia and Ukraine and Hamas and Israel have and will continue to result in instability and adversely affect the global economy or specific markets, which could continue to have an adverse impact or cause volatility in the financial services industry generally or on our results of operations and financial conditions. In addition, these geopolitical tensions can cause an increase in volatility in commodity and energy prices, creating supply chain issues, and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others, could exacerbate market and economic instability. While we do not have any operations in Russia or any clients with significant Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia, the specific consequences of the conflict in Ukraine on our business is difficult to predict at this time. Likewise, our investments and assets in our growing Israeli business could be negatively affected by consequences from the geopolitical and military conflict in the region. In addition to inflationary pressures affecting our operations, we may also experience an increase in cyberattacks against us and our third-party service providers from Russia, Hamas, or their allies.
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
Within the past year, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services. On May 1, 2023, First Republic was closed by the California Department of Financial Protection and Innovation. In each case, the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver. While we do not have any exposure to SVB, Signature Bank, or First Republic, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. In addition, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our common stock and potentially our results of operations.

JEFFERIES FINANCIAL GROUP INC.
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
In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, level and volatility of interest rates, availability and market conditions of financing, economic growth or its sustainability, unforeseen changes to gross domestic product, inflation, energy prices, fluctuations or other changes in both debt and equity capital markets and currencies, political and financial uncertainty in the United States and the European Union, ongoing concern about Asia’s economies, global supply disruptions, complications involving terrorism and armed conflicts around the world (including the conflict between Russia and Ukraine, and Hamas and Israel, or other challenges to global trade or travel, such as those that have occurred due to the COVID-19 pandemic. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.
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

JEFFERIES FINANCIAL GROUP INC.
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
•Unfavorable economic conditions could have an adverse effect on the demand for new loans and the servicing of loans originated by third-parties, which would have an adverse impact on the operations and profitability of some of our financial services businesses.
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

JEFFERIES FINANCIAL GROUP INC.
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
Our operations rely heavily on the secure processing, storage and transmission of financial, personal and other information in our computer systems and networks. In recent years, there have been several highly publicized incidents involving financial services companies reporting the unauthorized disclosure of client or other confidential information, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, which in some cases occurred as a result of failure to follow procedures by employees or contractors or as a result of actions by third-parties. Cyber attacks can originate from a variety of sources, including third-parties affiliated with foreign governments, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company, including through use of relatively new artificial intelligence tools or methods. Retaliatory acts by Russia, Hamas or their allies in response to economic sanctions or other measures taken by the global community arising from the Russia-Ukraine and Hamas-Israel conflicts could result in an increased number and/or severity of cyber attacks. Malicious actors may also attempt to compromise or induce our employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent.
Like other financial services firms, we and our third-party service providers have been the target of cyber attacks. Although we and our service providers regularly defend against, respond to and mitigate the risks of cyberattacks, cybersecurity incidents among financial services firms and industry generally are on the rise. We are not aware of any material losses we have incurred relating to cyber attacks or other information security breaches. The techniques and malware used in these cyber attacks and cybersecurity incidents are increasingly sophisticated, change frequently and are often not recognized until launched because they are novel. Although we monitor the changing cybersecurity risk environment and seek to maintain reasonable security measures, including a suite of authentication and layered information security controls, no security measures are infallible, and we cannot guarantee that our safeguards will always work or that they will detect, mitigate or remediate these risks in a timely manner. Despite our implementation of reasonable security measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to spam attacks, unauthorized access, distributed denial of service attacks, ransomware, computer viruses and other malicious code, as well as human error, natural disaster, power loss, and other events that could damage our reputation, impact the security and stability of our operations, and expose us to class action lawsuits and regulatory investigation, action, and penalties, and significant liability.
We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we evaluate the information security programs and defenses of third-party vendors, we cannot be

JEFFERIES FINANCIAL GROUP INC.
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
Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors that may employ increasingly sophisticated methods such as new artificial intelligence tools, a cyber attack, cybersecurity incident, or other information security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack, cybersecurity incident, or other information security breach would take substantial amounts of time and resources, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm caused by the cyber attack, cybersecurity incident, or other information security breach or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated. All of these factors could further increase the costs and consequences of such a cyber attack or cybersecurity incident. In providing services to clients, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. and non-U.S. federal and state laws governing privacy and cybersecurity. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system compromise or failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Depending on the circumstances giving rise to the information security breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
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

JEFFERIES FINANCIAL GROUP INC.
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
Many factors, most of which are outside of our control, can affect Berkadia’s business, including loan losses in excess of reserves, a change in the relationships with U.S. Government-Sponsored Enterprises or federal agencies, a significant loss of customers, and other factors that directly and indirectly effect the results of operations, including the sales and profitability of Berkadia, and consequently may adversely affect our results of operations or financial condition.
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
Similar types of swap regulation have been proposed or adopted in jurisdictions outside the U.S., including in the EU, the U.K. and Japan. For example, the EU and the U.K. have established regulatory requirements relating to portfolio reconciliation and reporting, clearing certain OTC derivatives and margining for uncleared derivatives activities under the European Market Infrastructure Regulation (“EMIR”). Further enhancements (driven by regulation) are required in 2024 with respect to EMIR, and affect our European entities.

The Markets in Financial Instruments Regulation and a revision of the Market in Financial Instruments Directive (collectively referred to as “MiFID II”) imposes certain restrictions as to the trading of shares and derivatives including market structure-related, reporting, investor protection-related and organizational requirements, requirements on pre- and post-trade transparency, requirements to use certain venues when trading financial instruments (which includes shares and certain derivative instruments), requirements affecting the way investment managers can obtain research, powers of regulators to impose position limits and provisions on regulatory sanctions. The European regulators continue to refine aspects of MiFID with these changes now being rolled out separately in both the UK and Europe, and is a good example of an emerging divergence in the roll out of new regulation in Europe post-Brexit.
The EU capital and liquidity legislation for banks implemented many of the finalized Basel III capital and liquidity standards, including in relation to the leverage ratio, market risk capital, and a net stable funding ratio. Certain of these changes began to be phased in from June 2021, and further changes were required to be implemented from 2023. In addition, new prudential

JEFFERIES FINANCIAL GROUP INC.
regimes for investment firms are in the process of being implemented in both the EU and the UK for MiFID authorized investment firms. The Investment Firms Regulation (IFR) and the Investment Firms Directive (IFD), being applicable to the UK and Europe, whilst simplifying the capital treatment for investments firms such as the UK entity, Jefferies International Limited, and, its European subsidiary, Jefferies GmbH, will include a requirement that a certain amount of variable remuneration for material risk takers be paid in non-cash instruments and have a deferral element. Consequently, we have adapted our remuneration structures for those employees identified as material risk takers.
A key focus of the European regulators over the last couple of years has been emerging regulation with regards to Operational Resilience, with regulators expecting investment firms like Jefferies to be able to assess (on an ongoing basis) their resilience (measured by impact to Jefferies’ clients and market) on identified critical business services. This has brought our management of third party risk, business continuity and the mitigation of cyber risk more firmly into focus with the regulators.
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
The EU General Data Protection Regulation (the “EU GDPR” or “GDPR”) applies in all EU Member States and also applies to entities established outside of the EU where such entity processes personal data in relation to: (i) the offering of goods or services to data subjects in the EEA; or (ii) monitoring the behavior of data subjects as far as that behavior takes place in the EEA. The UK has implemented the GDPR as part of its national law (the “UK GDPR”). The UK GDPR exists alongside the UK Data Protection Act 2018 and its requirements are largely aligned with those under the EU GDPR.

The EU GDPR and UK GDPR impose a number of obligations on organizations to which they apply, including, without limitation: accountability and transparency requirements; compliance with the data protection rights of data subjects; and the prompt reporting of certain personal data breaches to both the relevant data supervisory authority and impacted individuals.
The EU GDPR and UK GDPR also include restrictions on the transfer of personal data from the EEA to jurisdictions that are not recognized as having an adequate level of protection with regards to data protection laws. Obligations under the EU GDPR, the UK GDPR and implementing EU Member State legislation continue to evolve through legislation and regulatory guidance, for example imposing restrictions on use of the standard contractual clauses (“SCCs”) to transfer personal data to countries that are not recognized as having an adequate level of data protection by requiring organizations to carry out a transfer privacy impact assessment.
The EU GDPR imposes significant fines for serious non-compliance of up to the higher of 4% of an organization’s annual worldwide turnover or €20 million (or approximately £17.5 million under the UK GDPR). The EU GDPR and UK GDPR identify a list of points for the relevant data supervisory authority to consider when determining the level of fines to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to receive compensation as a result of infringement of the EU GDPR and/or UK GDPR for financial or non-financial losses.
Other privacy laws at both federal and state levels are in effect in the U.S. and other regions, many of which involve heightened compliance obligations similar to those under EU GDPR and UK GDPR. The privacy and cybersecurity legislative and regulatory landscape is evolving rapidly, and numerous proposals regarding privacy and cybersecurity are pending before U.S. and non-U.S. legislative and regulatory bodies. The adopted form of such developing legislation and regulation will determine the level of any resources which we will need to invest to ensure compliance. In the event of non-compliance with privacy laws and regulations, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects.
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

JEFFERIES FINANCIAL GROUP INC.
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
Additionally, violations of laws, rules and regulations could subject us to one or more of the following events: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business. The occurrence of any of these events could have a material adverse effect on our business, financial condition and prospects.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our global headquarters and principal executive offices are located at 520 Madison Avenue, New York, New York with our European and the Middle East headquarters in London and our Asia-Pacific headquarters in Hong Kong and other offices and operations located across the U.S. and around the world. In addition, we maintain backup data center facilities with redundant technologies for each of our three main data center hubs in Jersey City, London and Hong Kong. We lease all of our office space, or contract via service arrangement, which management believes is adequate for our business.

JEFFERIES FINANCIAL GROUP INC.
Additionally, we lease office facilities and own and develop various real estate properties in the U.S. The facilities vary in size and have leases expiring at various times, subject, in certain instances, to renewal options. See Note 17, Leases to our consolidated financial statements.

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

Item 4. Mine Safety Disclosures
Not applicable.

JEFFERIES FINANCIAL GROUP INC.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the NYSE under the symbol JEF. As of January 18, 2024, there were approximately 1,293 record holders of the common shares.
The following table presents information on our dividends paid per common share during the years ended November 30, 2023, 2022 and 2021:

	Year Ended November 30,
	2023	2022	2021
First Quarter	$0.30	$0.30	$0.20
Second Quarter	$0.30	$0.30	$0.20
Third Quarter	$0.30	$0.30	$0.25
Fourth Quarter	$0.30	$0.30	$0.25
In January 2024, our Board of Directors declared a quarterly cash dividend of $0.30 per share. The payment of dividends in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
During the year ended November 30, 2023, we purchased a total of 4.9 million of our common shares for $169.4 million, or an average price of $34.66 per share, including 2.1 million of our common shares in the open market for $65.1 million under our Board of Director authorization, and 2.8 million shares of our common stock for $104.3 million in connection with net-share settlements under our equity compensation plan. Our equity compensation plan allows participants to surrender shares to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units. Over the last six years, we returned $6.0 billion in total capital to shareholders, including 157.7 million shares repurchased at an average of $23.91 per share.
There were no unregistered sales of equity securities during the period covered by this report.
The following table presents information on our purchases of our common shares during the three months ended November 30, 2023 (dollars in thousands, except per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2023 to September 30, 2023	—	$—	—	$250,000
October 1, 2023 to October 31, 2023	130,398	$31.68	130,398	$245,869
November 1, 2023 to November 30, 2023	—	$—	—	$245,869
Total	130,398		130,398
(1)In January 2024, the Board of Directors increased the share repurchase authorization back up to $250.0 million.

JEFFERIES FINANCIAL GROUP INC.
Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common shares against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Financials Index for the period commencing December 31, 2018 to November 30, 2023. Index data was furnished by S&P Global Market Intelligence. The graph assumes that $100 was invested on December 31, 2018 in each of our common stock, the S&P 500 Index and the S&P 500 Financials Index and that all dividends, including quarterly and special dividends, were reinvested.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
11/30/18
11/30/19
11/30/20
11/30/21
11/30/22
11/30/23
Jefferies Financial Group Inc.
S&P 500 Index
S&P 500 Financials Index

Item 6. [Reserved]

JEFFERIES FINANCIAL GROUP INC.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report may contain or incorporate by reference certain “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our future and statements that are not historical or current facts. These forward-looking statements are often preceded by the words “should,” “expect,” “believe,” “intend,” “may,” “will,” “would,” “could” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our business and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:
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
Our results of operations for the years ended November 30, 2023 (“2023”) and November 30, 2022 (“2022”) are discussed below. For a discussion of our results of operations for the year ended November 30, 2021 (“2021”) and our 2022 results of operations as compared with our 2021 results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report Form 10-K for the year ended November 30, 2022, which was filed with the SEC on January 27, 2023.

JEFFERIES FINANCIAL GROUP INC.
Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

				% Change from Prior Year
	2023	2022	2021	2023	2022
Net revenues	$4,700,417	$5,978,838	$8,013,826	(21.4)%	(25.4)%
Non-interest expenses	4,346,148	4,923,276	5,759,721	(11.7)%	(14.5)%
Earnings before income taxes	354,269	1,055,562	2,254,105	(66.4)%	(53.2)%
Income tax expense	91,881	273,852	576,729	(66.4)%	(52.5)%
Net earnings	262,388	781,710	1,677,376	(66.4)%	(53.4)%
Net earnings (losses) attributable to noncontrolling interests	(14,846)	(2,397)	3,850	519.4%	N/M
Net losses attributable to redeemable noncontrolling interests	(454)	(1,342)	(826)	(66.2)%	62.5%
Preferred stock dividends	14,616	8,281	6,949	76.5%	19.2%
Net earnings attributable to Jefferies Financial Group Inc. common shareholders	263,072	777,168	1,667,403	(66.1)%	(53.4)%
Effective tax rate	25.9%	25.9%	25.6%
N/M — Not Meaningful

Executive Summary
Consolidated Results
•Net revenues were $4.70 billion for 2023, down 21.4% compared with $5.98 billion for 2022, substantially as a result of reduced merchant banking net revenues within our asset management segment, which is largely attributable to divestitures made in 2022 and 2023. In addition, Investment banking net revenues were lower compared to the prior year, reflecting reduced industry-wide mergers and acquisitions, equity capital markets and leveraged finance activity. These decreases were partially offset by favorable net revenues from our equities and fixed income capital market businesses.
•Earnings before income taxes of $354.3 million for 2023 were 66.4% lower than that of the prior year, with a large portion of the decline attributable to a reduction in investment banking activity as well as the reduction in merchant banking net revenues. Net earnings attributable to Jefferies Financial Group Inc. of $263.1 million for 2023 were lower than that of the prior year by a similar percentage.
Business Results
•Investment banking net revenues were $2.29 billion for 2023, compared to $2.89 billion for 2022. Advisory revenues were $1.20 billion, compared to $1.78 billion for 2022, driven by fewer mergers and acquisitions completed during the year and lower average fees per transaction. Industry-wide deal activity was reduced as compared to the prior year. Underwriting net revenues of $970.5 million were down 5.8% from the prior year of $1.03 billion, due to reduced industry-wide leveraged finance activity, while equity underwriting net revenues were slightly higher compared to the prior year period.
•Equities net revenues were $1.12 billion for 2023, up 6.6% compared with $1.05 billion for 2022, on stronger results in our U.S. cash equity, convertibles and equity ETF businesses, partially offset by lower securities finance net revenues.
•Fixed income net revenues were $1,092.7 million, up 36.5% compared with $800.5 million for 2022, reflecting strong results across a number of our businesses attributable to more stable market conditions. In addition, losses in our CMBS business were substantially reduced from the prior year primarily due to a more stable interest rate environment and overall lower risk profile.

JEFFERIES FINANCIAL GROUP INC.
•Asset management net revenues were $188.3 million, compared with $1.24 billion in 2022 with substantially all of the decline attributable to the decline in our merchant banking revenues due to divestitures made in 2022 and 2023. Investment return net revenues for 2023 were solid driven by improved performance across multiple investment strategies and funds, favorably comparing to net revenues for the prior year which include a gain of $175.1 million related to the sale of our interests in Oak Hill. In addition, merchant banking revenues for the prior year included a gain of $122.0 million associated with the sale of a completed HomeFed multi-family real estate project.
Non-interest Expenses
•Non-interest expenses were $4.35 billion for 2023, a decrease of $577.1 million, or 11.7%, compared with $4.92 billion for 2022. The decrease is primarily due to lower cost of sales and depreciation expense related to our significantly reduced merchant banking portfolio primarily as a result of divestitures made within the last two years including the sale of Idaho Timber in August 2022 and spin-off of Vitesse Energy in January 2023.
•Compensation and benefits expense was $2.54 billion for 2023, a decrease of $53.8 million, or 2.1%, compared with $2.59 billion for 2022. Compensation and benefits expense as a percentage of Net revenues was 53.9% for 2023, compared with 43.3% for 2022, reflecting a much higher proportion of merchant banking revenues during 2022 within our asset management segment, which have much lower compensation rates. Refer to Note 15, Compensation Plans included in this Annual Report on Form 10-K for further details.
•Non-compensation expenses for 2023 were $1.81 billion, a decrease of $523.4 million, or 22.4%, compared with $2.33 billion for 2022, as a result of decreases in costs of sales and depreciation expense primarily attributable to divestitures within our merchant banking portfolio made within the last two years. In addition, non-compensation expenses for 2022 included an $80.0 million combined regulatory settlement with the U.S. Securities and Exchange Commission and the U.S. Commodity Futures Trading Commission. These decreases were partially offset by higher technology, communications and business development expenses; professional fees, largely related to an increase in legal costs associated with capital markets transactions and litigation; bad debt expenses and loss reserves.
Headcount
•At November 30, 2023, we had 7,564 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments, an increase of 2,183 employees from our headcount of 5,381 at November 30, 2022. Included within our global headcount, in addition to our broker-dealer subsidiaries through which we conduct our Investment Banking advisory and underwriting businesses and Fixed Income and Equities capital markets businesses, are 2,296 employees of our Stratos, OpNet, HomeFed, Foursight Capital LLC and M Science subsidiaries.

•Of the headcount increase, 1,903 relates to obtaining control of Stratos and OpNet as the employees of those subsidiaries are now included in our overall headcount. Our headcount was also impacted slightly as employees of Vitesse Energy are no longer part of our headcount upon the spin-off of Vitesse Energy in January 2023. During 2023, we have increased the number of our Investment Banking Managing Directors and related staff along with additional technology and corporate staff to support our growth and strategic priorities.
Revenues by Source
We present our results as two reportable business segments: Investment Banking and Capital Markets and Asset Management. Additionally, corporate activities are fully allocated to each of these reportable business segments. We believe this presentation aligns with the manner in which we manage our business activities and is consistent with our fundamental long-term strategy of continuing to build out our investment banking effort, enhancing our capital markets businesses and further developing our Leucadia Asset Management alternative asset management platform as we continue to divest significant portions of our legacy merchant banking portfolio.
Net revenues presented for our Investment Banking and Capital Markets reportable segment include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated long-term debt, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs. During 2023, we refined our allocated net interest methodology to better reflect net interest expense across our business units based on use of capital. Historical periods have been recast to conform with the revised methodology.
The remainder of our “Consolidated Results of Operations” is presented on a detailed product and expense basis. Our “Revenues by Source” is reported along the following business lines: investment banking, equities, fixed income and asset management. Additionally, the results of the asset management business include the subcategory “merchant banking.”

JEFFERIES FINANCIAL GROUP INC.
Foreign currency transaction gains or losses, debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation or certain other corporate income items are not considered by management in assessing the financial performance of our operating businesses and are, therefore, not reported as part of our business segment results.
The following provides a summary of “Net Revenues by Source” (dollars in thousands):

							% Change from Prior Year
	2023		2022		2021
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	2023	2022
Advisory	$1,198,916	25.5%	$1,778,003	29.7%	$1,873,204	23.4%	(32.6)%	(5.1)%
Equity underwriting	560,243	11.9	538,947	9.0	1,557,364	19.4	4.0	(65.4)
Debt underwriting	410,208	8.7	490,873	8.2	935,131	11.7	(16.4)	(47.5)
Total underwriting	970,451	20.6	1,029,820	17.2	2,492,495	31.1	(5.8)	(58.7)
Other investment banking	118,799	2.5	78,882	1.3	284,681	3.7	50.6	(72.3)
Total Investment Banking	2,288,166	48.6	2,886,705	48.2	4,650,380	58.2	(20.7)	(37.9)
Equities	1,123,477	23.9	1,054,064	17.6	1,294,392	16.2	6.6	(18.6)
Fixed income	1,092,736	23.2	800,492	13.4	984,540	12.3	36.5	(18.7)
Total Capital Markets	2,216,213	47.1	1,854,556	31.0	2,278,932	28.5	19.5	(18.6)
Total Investment Banking and Capital Markets (1)	4,504,379	95.7	4,741,261	79.2	6,929,312	86.7	(5.0)	(31.6)
Asset management fees and revenues	93,678	2.0	89,127	1.5	120,733	1.5	5.1	(26.2)
Investment return (2)	154,461	3.3	156,594	2.6	260,316	3.2	(1.4)	(39.8)
Merchant banking, inclusive of net interest	(10,275)	(0.2)	1,052,199	17.6	756,482	9.4	N/M	39.1
Allocated net interest (2)	(49,519)	(1.1)	(54,429)	(0.9)	(52,776)	(0.7)	(9.0)	3.1
Total Asset Management	188,345	4.0	1,243,491	20.8	1,084,755	13.4	(84.9)	14.6
Other	7,693	0.3	(5,914)	—	(241)	(0.1)	N/M	2,353.9
Net Revenues	$4,700,417	100.0%	$5,978,838	100.0%	$8,013,826	100.0%	(21.4)%	(25.4)%
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
Investment Banking Revenues
Investment banking is composed of revenues from:
•advisory services with respect to mergers and acquisitions, debt financing, restructurings and private capital transactions;
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
•Foursight, our wholly-owned subsidiary engaged in the lending and servicing of automobile loans (agreement reached in November 2023 to sell our interests, with transaction expected close in the first quarter of 2024); and
•securities and loans received or acquired in connection with our investment banking activities.

JEFFERIES FINANCIAL GROUP INC.
The following table sets forth our investment banking revenues (dollars in thousands):

				% Change from Prior Year
	2023	2022	2021	2023	2022
Advisory	$1,198,916	$1,778,003	$1,873,204	(32.6)%	(5.1)%
Equity underwriting	560,243	538,947	1,557,364	4.0%	(65.4)%
Debt underwriting	410,208	490,873	935,131	(16.4)%	(47.5)%
Total underwriting	970,451	1,029,820	2,492,495	(5.8)%	(58.7)%
Other investment banking	118,799	78,882	284,681	50.6%	(72.3)%
Total investment banking	$2,288,166	$2,886,705	$4,650,380	(20.7)%	(37.9)%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed			Aggregate Value
	2023	2022	2021	2023	2022	2021
Advisory transactions	287	364	315	$259.1	$336.7	$380.4
Public and private equity and convertible offerings	182	166	426	59.6	37.8	145.6
Public and private debt financings	699	653	812	213.6	250.6	390.9
Investment banking revenues were $2.29 billion for 2023, compared with $2.89 billion for 2022, reflecting the reduction in industry-wide mergers and acquisition, initial public offerings and leveraged finance activity while Other investment banking revenues increased on improved performance from Jefferies Finance partially offset by reduced revenues from Berkadia.
Advisory revenues were $1.20 billion for 2023, down $579.1 million, or 32.6%, from 2022, and we have continued to maintain market share though deal volume and deal value across most sectors in the global mergers and acquisitions markets have declined.
Underwriting revenues were $970.5 million for 2023, a decrease of $59.3 million, or 5.8%, from 2022, reflecting slightly higher net revenues of $560.2 million in equity underwriting and lower net revenues of $410.2 million in debt underwriting. Equity underwriting revenues increased modestly as the equity markets have become more active in 2023. The decline in debt underwriting net revenues reflects a decline in new securitization issuance offset slightly by an improvement in other debt underwriting markets once inflationary and interest rate concerns somewhat stabilized.
Other investment banking revenues were $118.8 million for 2023, compared with $78.9 million for 2022. Results from our share of the net earnings of our Jefferies Finance joint venture increased driven by greater net interest income primarily due to rising reference rates and losses on certain syndicated transactions and commitments in 2022 that were not repeated in 2023 due to improving market conditions. Revenues from our share of the net earnings of our Berkadia joint venture were impacted by a decline in mortgage origination volumes, partially offset by higher interest income on the loan servicing portfolio. Revenues from our automobile lending and servicing business were relatively consistent as compared to the prior year.
Our investment banking backlog continues to strengthen from the levels at the end of the prior quarter. We have seen recent signs of a further pickup in underwriting and mergers and acquisitions activity, although execution is always uncertain and dependent on market conditions. Backlog snapshots are subject to limitations as the time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
We continue to make extensive investment in our investment banking franchise, including a significant number of professional hires, including at the managing director level, increasing our headcount in the industrial and energy sectors, additions of a municipal healthcare group and our private capital group as well as expansions in capabilities across Canada, South America, continental Europe, the Middle East and Asia-Pacific. We believe that these investments create significant momentum for strong investment banking results as our clients become more active.
Equities Net Revenues
Equities is composed of net revenues from:
•services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;

JEFFERIES FINANCIAL GROUP INC.
•advisory services offered to clients;
•financing, securities lending and other prime brokerage services offered to clients, including capital introductions and outsourced trading; and
•wealth management services.
Equities net revenues were $1.12 billion for 2023, an increase of 6.6%, compared with $1.05 billion in 2022, with strong results and momentum across many equities business lines. Results in our global convertible business improved year over year as more favorable market conditions for this asset class led to increased primary issuance and secondary trading. Additionally, net revenues from our U.S. cash equities and equity ETF businesses increased, which was partially offset by lower securities finance net revenues.
Fixed Income Net Revenues
Fixed income is composed of net revenues from:
•executing transactions for clients and making markets in securitized products, investment grade, high-yield, distressed, emerging markets, municipal and sovereign securities and bank loans;
•interest rate derivatives and credit derivatives; and
•financing services offered to clients.
Fixed income net revenues of $1.09 billion for 2023 were up 36.5% compared to 2022, primarily reflecting strong results across our distressed trading, European corporates, loans, municipals, and U.S. rates businesses, partially offset by lower net revenues from our emerging markets and U.S. high yield trading businesses. In addition, losses in our CMBS business were substantially reduced from the prior year primarily due to a more stable interest rate environment and overall lower risk profile. The significant volatility of interest rates and inflation that existed in 2022 began to normalize as 2023 progressed leading to an overall improved operating environment.
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
Asset management fees and revenues are impacted by the level of assets under management and the performance return of those assets, for the most part on an absolute basis, and, in certain cases, relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client preferences for capital allocation. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. In some instances, performance fees and similar revenues are recognized once a year, when they become fixed and determinable and are not probable of being significantly reversed, typically in December. As a result, a significant portion of our performance fees and similar revenues generated from investment returns in a calendar year are recognized in our following fiscal year.

JEFFERIES FINANCIAL GROUP INC.
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

				% Change from Prior Year
	2023	2022	2021	2023	2022
Asset management fees:
Equities	$3,785	$7,198	$6,927	(47.4)%	3.9%
Multi-asset	30,082	16,327	7,909	84.2%	106.4%
Total asset management fees	33,867	23,525	14,836	44.0%	58.6%
Revenue from strategic affiliates (1)	59,811	65,602	105,897	(8.8)%	(38.1)%
Total asset management fees and revenues	93,678	89,127	120,733	5.1%	(26.2)%
Investment return	154,461	156,594	260,316	(1.4)%	(39.8)%
Merchant banking, inclusive of net interest	(10,275)	1,052,199	756,482	N/M	39.1%
Allocated net interest	(49,519)	(54,429)	(52,776)	(9.0)%	3.1%
Total Asset Management	$188,345	$1,243,491	$1,084,755	(84.9)%	14.6%
(1)    These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Asset management fees and revenues were $93.7 million for 2023, compared with $89.1 million for 2022, reflecting higher management and performance fees on funds managed by us, partially offset by a slight decline in performance and similar fees and revenues earned through our strategic affiliates.
Investment return was $154.5 million for 2023, compared with $156.6 million for 2022, reflecting favorable returns generated from new fund strategies launched during 2023 with sizable notional assets under management and meaningfully improved performance across a large majority of our investment strategies and funds. In particular, our Asia-Pacific strategy funds generated significantly improved performance. Net revenues for the prior year include a gain of $175.1 million related to the sale of our interests in Oak Hill.
Negative revenues from merchant banking assets managed within our Asset Management business were $(10.3) million for 2023, compared with net revenues of $1.05 billion for 2022, which include revenues of $570.2 million from Idaho Timber (sold in August 2022) and oil and gas revenues of $254.5 million from Vitesse Energy (spun-off in January 2023). Results from our merchant banking activities for 2023 were impacted by net losses of $52.2 million and $57.5 million attributed to our investments in OpNet and Golden Queen (sold in the fourth quarter of 2023), respectively, both legacy merchant banking investments. In addition, merchant banking revenues for the prior year included $122.0 million of gains associated with the sale of a completed HomeFed multi-family real estate project.
Assets under Management
We and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $28.0 billion and $29.0 billion at November 30, 2023 and 2022, respectively. Net asset values or net asset value equivalent assets under management are composed of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:
•Net asset values of investments made by us in funds or separately managed accounts were $3.5 billion and $2.6 billion at November 30, 2023 and 2022, respectively. We invest in certain strategies using our own capital, often before opening a strategy to outside capital. The net asset values include our capital of $1.8 billion and $1.5 billion at November 30, 2023 and 2022, respectively, plus amounts financed of $1.8 billion and $0.9 billion at November 30, 2023 and 2022, respectively. Revenues related to the investments made by us are presented in Investment return within the results of our asset management businesses.
•Assets under management by affiliated asset managers with whom we have profit or revenue sharing arrangements were $22.4 billion and $25.2 billion at November 30, 2023 and 2022, respectively. In some instances, due to the timing of payments and crystallization of underlying profits or revenue, the revenue related to these relationships will generally be realized and recognized once per year at the calendar year-end (during our first fiscal quarter). Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.

JEFFERIES FINANCIAL GROUP INC.
•Third-party investments actively managed by our wholly-owned managers were $2.1 billion and $1.2 billion at November 30, 2023 and 2022, respectively. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Year-end assets under management by predominant asset class were as follows (in millions):

	November 30,
	2023	2022
Assets under management:
Equities	$448	$274
Multi-asset	1,606	974
Total	$2,054	$1,248
Change in assets under management were as follows (in millions):

	Year Ended November 30,
	2023	2022
Assets under management:
Balance, beginning of period	$1,248	$831
Net cash inflows	693	434
Net market appreciation (depreciation)	113	(17)
Balance, end of period	$2,054	$1,248
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

	November 30,
	2023	2022
Jefferies Financial Group Inc.; as manager:
Fund investments (1)	$179,533	$182,792
Separately managed accounts (2)	187,350	129,430
Total	$366,883	$312,222
Strategic affiliates; as manager:
Fund investments (1)	$936,743	$1,022,029
Separately managed accounts (2)	458,894	214,387
Investments in asset managers	40,363	52,357
Total	$1,436,000	$1,288,773
Total asset management investments	$1,802,883	$1,600,995
(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At November 30, 2023 and 2022, $11.9 million and $9.7 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
(2)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented in our consolidated financial statements within each respective line item.

JEFFERIES FINANCIAL GROUP INC.
Other
Other revenues include foreign currency transaction gains or losses, debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation or certain other corporate income items that are not attributed to business segments as management does not consider such amounts in assessing the financial performance of our operating businesses.
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

				% Change from Prior Year
	2023	2022	2021	2023	2022
Compensation and benefits	$2,535,272	$2,589,044	$3,554,760	(2.1)%	(27.2)%
Floor brokerage and clearing fees	366,702	347,805	301,860	5.4	15.2
Underwriting costs	61,082	42,067	117,572	45.2	(64.2)
Technology and communications	477,028	444,011	388,134	7.4	14.4
Occupancy and equipment rental	106,051	108,001	106,254	(1.8)	1.6
Business development	177,541	150,500	109,772	18.0	37.1
Professional services	266,447	240,978	215,761	10.6	11.7
Depreciation and amortization	112,201	172,902	157,420	(35.1)	9.8
Cost of sales	29,435	440,837	470,870	(93.3)	(6.4)
Other	214,389	387,131	337,318	(44.6)	14.8
Total non-interest expenses	$4,346,148	$4,923,276	$5,759,721	(11.7)%	(14.5)%
Total Non-interest Expenses
Non-interest expenses were $4.35 billion for 2023, a decrease of $577.1 million, or 11.7%, compared with $4.92 billion for 2022. The decrease is primarily due to lower cost of sales and depreciation expense related to our significantly reduced merchant banking portfolio primarily as a result of divestitures made in 2022 and 2023, including the sale of Idaho Timber in August 2022 and the spin-off of Vitesse Energy in January 2023.
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
Compensation and benefits expense was $2.54 billion for 2023 compared with $2.59 billion for 2022. A significant portion of our compensation expense is highly variable with net revenues. Compensation and benefits expense as a percentage of Net revenues was 53.9% for 2023 and 43.3% for 2022. The lower ratios for 2022 reflect a much higher proportion of merchant banking revenues within our asset management segment, which have much lower compensation rates.
Compensation expense related to the amortization of share- and cash-based awards amounted to $370.0 million for 2023 compared with $240.5 million for 2022.

JEFFERIES FINANCIAL GROUP INC.
At November 30, 2023, we had 7,564 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments,, an increase of 2,183 employees from our headcount of 5,381 at November 30, 2022. Included within our global headcount, in addition to our broker-dealer subsidiaries through which we conduct our Investment Banking advisory and underwriting businesses and Fixed Income and Equities capital markets businesses, are 2,296 employees of our Stratos, OpNet, HomeFed, Foursight Capital LLC and M Science subsidiaries. Of the headcount increase, 1,903 relates to obtaining control of Stratos and OpNet as the employees of those subsidiaries are now included in our overall headcount. Our headcount was also impacted slightly as employees of Vitesse Energy are no longer part of our headcount upon the spin-off of our interests in Vitesse Energy in January 2023. During 2023, we have increased the number of our Investment Banking Managing Directors and related staff along with additional technology and corporate staff to support our growth and strategic priorities.
Refer to Note 15, Compensation Plans included in this Annual Report on Form 10-K, for further details on compensation and benefits.
Non-interest Expenses (Excluding Compensation and Benefits)
Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues was 38.5% and 39.0% for 2023 and 2022, respectively, and was impacted by the following:
•Cost of sales and depreciation and amortization expenses were significantly lower reflecting the sale of Idaho Timber in August 2022 and the spin-off of Vitesse Energy in January 2023.
•Technology and communication expenses were higher related to the development of various trading and management systems and increased market data costs.
•Business development expenses were higher as business travel, conferences and other events have returned to normal levels. Also, additions of investment banking professionals during 2023 lead to higher business development activity with a commensurate increase in expenses.
•Professional services expenses were higher primarily on increased transaction related legal fees associated with capital markets transaction and litigation as well as consulting fees related to strategic technology investment initiatives.
•Other expenses were lower as non-compensation expenses for 2022 included an $80.0 million combined regulatory settlement with the U.S. Securities and Exchange Commission and the U.S. Commodity Futures Trading Commission. This decrease was partially offset by higher bad debt expense and loss reserves.
Income Taxes
•The provision for income taxes was $91.9 million for 2023, equating to an effective tax rate of 25.9%, compared with $273.9 million for 2022, equating to an effective tax rate of 25.9%. The rate for the two comparable periods was unchanged.
•In August 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion, as well as a 1% excise tax on corporate stock repurchases made after December 31, 2022. CAMT became applicable to us beginning December 1, 2023. We are continuing to evaluate the impact of this new tax, but we do not expect a material impact on our tax provision for the year ended November 30, 2024.
•The Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules (“Pillar Two”) for a global 15% minimum tax are in the process of being adopted in a number of jurisdictions in which we operate. Pillar Two is expected to be applicable to us beginning December 1, 2024. We are continuing to evaluate the impact of proposed and enacted legislative changes as new guidance becomes available.
Refer to Note 23, Income Taxes in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on income taxes.

Accounting Developments
For a discussion of recently issued accounting developments and their impact on our consolidated financial statements, see Note 3, Accounting Developments in our consolidated financial statements included in this Annual Report on Form 10-K.

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
For further discussions of the following significant accounting policies and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in this Annual Report on Form 10-K.
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
For information on the composition of our Financial instruments owned and Financial instruments sold, not yet purchased recorded at fair value, see Note 6, Fair Value Disclosures in our consolidated financial statements included in this Annual Report on Form 10-K.
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
Fair value is a market-based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments categorized within Level 3 of the fair value hierarchy involves the greatest extent of management judgment. See Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value Disclosures in our consolidated financial statements included in this Annual Report on Form 10-K for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.
For information on the composition of our Financial instruments owned and Financial instruments sold, not yet purchased recorded at fair value and the composition of activity of our Level 3 assets and Level 3 liabilities, see Note 6, Fair Value Disclosures in our consolidated financial statements included in this Annual Report on Form 10-K.
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

JEFFERIES FINANCIAL GROUP INC.
Income Taxes
Significant judgment is required in estimating our provision for income taxes. In determining the provision for income taxes, we must make judgments and interpretations about how to apply inherently complex tax laws to numerous transactions and business events. In addition, we must make estimates about the amount, timing and geographic mix of future taxable income, which includes various tax planning strategies to utilize tax attributes and deferred tax assets before they expire.
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
In the first quarter of 2023, we performed a valuation of our equity method investment in Golden Queen as forecasts of the expected future production of gold and silver from its mine had declined from previous periods. Our estimate of fair value was based on a discounted cash flow analysis, which included management’s projections of future Golden Queen cash flows and a discount rate of 11.0%. The estimated fair value of our investment in Golden Queen was $24.2 million, which was $22.1 million lower than our prior carrying value at November 30, 2022. As a result, an impairment loss of $22.1 million was recorded in Other income in the Consolidated Statements of Earnings for the three months ended February 28, 2023. During the three months ended May 31, 2023, we recognized an additional impairment loss of $7.3 million primarily due to further declines in cash flows at Golden Queen resulting in a carrying value our investment of $16.8 million at May 31, 2023. During the three months ended August 31, 2023, we recognized an additional impairment loss of $27.8 million, which reduced the carrying value of our investment to zero and also reduced the carrying value of shareholder loans to Golden Queen to $8.8 million at August 31, 2023. The impairment for the three months ended August 31, 2023 was primarily based on our estimate of what could be recognized in a sale transaction for the investment. In the fourth quarter of 2023, we sold Golden Queen and recognized a gain of $1.7 million on the sale.
We had an equity method interest in Stratos with rights to a majority of all distributions in respect of Stratos. In the fourth quarter of 2022, we had a triggering event to test our investment in Stratos for impairment. We estimated the fair value of our equity interest in Stratos based primarily on a discounted cash flow valuation model. The discounted cash flow valuation model used inputs including management’s projections of future Stratos cash flows and a discount rate of 23.0%. The estimated fair value of our equity investment in Stratos was $61.7 million as of the date of our impairment evaluation, which was $25.3 million lower than our prior carrying value. We concluded that the decline in fair value was other than temporary and as result incurred a $25.3 million impairment charge. During 2023, we obtained 100% of the interests in Stratos and now account for Stratos as a wholly owned subsidiary. Refer to Note 4, Business Acquisitions in our consolidated financial statements included in this Annual Report on Form 10-K.

JEFFERIES FINANCIAL GROUP INC.
Goodwill
At November 30, 2023, goodwill recorded in our Consolidated Statements of Financial Condition is $1.85 billion (3.2% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, and Note 13, Goodwill and Intangible Assets, in our consolidated financial statements included in this Annual Report on Form 10-K. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date for a substantial portion of our reporting units is August 1 and November 30 for other identified reporting units. The results of our annual tests did not indicate any goodwill impairment.
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
Estimating the fair value of a reporting unit requires management judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Estimated fair values for our reporting units utilize market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. Under the market valuation approach, the key assumptions are the selected multiples and our internally developed projections of future profitability, growth and return on equity for each reporting unit. The weight assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. The valuation methodology for our reporting units is sensitive to management’s forecasts of future profitability, which are a significant component of the valuation and come with a level of uncertainty regarding trading volumes and capital market transaction levels. In addition, as the fair values determined under the market valuation approach represent a noncontrolling interest, we apply a control premium to arrive at the estimate fair value of each reporting unit on a controlling basis.
The carrying values of goodwill by reporting unit at November 30, 2023 are as follows: $700.2 million in Investment Banking, $255.3 million in Equities and Wealth Management, $576.6 million in Fixed Income, $143.0 million in Asset Management and $172.8 million attributed to various individual legacy merchant banking investments. The increase in goodwill related to legacy merchant banking investments was primarily due to the acquisition of OpNet. Refer to Note 4, Business Acquisitions and Note 13, Goodwill and Intangible Assets in our consolidated financial statements included in this Annual Report on Form 10-K for further details on goodwill.

Liquidity, Financial Condition and Capital Resources
Our CFO and Global Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature and needs of our day-to-day business operations, business opportunities, regulatory obligations, and liquidity requirements.
Our actual levels of capital, total assets and financial leverage are a function of a number of factors, including asset composition, business initiatives and opportunities, regulatory requirements and cost and availability of both long term and short-term funding. We have historically maintained a balance sheet consisting of a large portion of our total assets in cash and liquid marketable securities. The liquid nature of these assets provides us with flexibility in financing and managing our business.
We also own a legacy portfolio of businesses and investments that are reflected as consolidated subsidiaries, equity investments or securities. During 2023, we have substantially reduced our merchant banking portfolio through a variety of strategic actions. We are continuing the process of further liquidating a significant portion of this portfolio with the intention of selling to third parties or distributing to shareholders this portfolio in an orderly manner over the next few years.
In keeping with our strategy of returning excess liquidity to shareholders, during the year ended November 30, 2023, we returned an aggregate of $985.8 million to common shareholders primarily in the form of $278.6 million in cash dividends and dividends in the form of distribution of capital of $527.0 million with the distribution of our ownership interests in Vitesse Energy on a tax-free pro rata basis to all shareholders. Additionally, we repurchased 4.9 million common shares for a total of $169.4 million at a weighted average price of $34.66 per share.

JEFFERIES FINANCIAL GROUP INC.
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
The following table provides detail on selected balance sheet items (dollars in millions):

	November 30,
	2023	2022	% Change
Total assets	$57,905.2	$51,057.7	13.4%
Cash and cash equivalents	8,526.4	9,703.1	(12.1)
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,414.6	957.3	47.8
Financial instruments owned	21,747.5	18,666.3	16.5
Financial instruments sold, not yet purchased	11,251.2	11,056.5	1.8
Total Level 3 assets	680.6	791.5	(14.0)
Securities borrowed	$7,192.1	$5,831.1	23.3%
Securities purchased under agreements to resell	5,950.5	4,546.7	30.9
Total securities borrowed and securities purchased under agreements to resell	$13,142.6	$10,377.8	26.6%
Securities loaned	$1,840.5	$1,366.0	34.7%
Securities sold under agreements to repurchase	10,920.6	7,452.3	46.5
Total securities loaned and securities sold under agreements to repurchase	$12,761.1	$8,818.3	44.7%
Total assets at November 30, 2023 and 2022 were $57.91 billion and $51.06 billion, respectively, an increase of 13.4%. During 2023, average total assets were approximately 5.5% higher than total assets at November 30, 2023.
Our total Financial instruments owned inventory was $21.75 billion and $18.67 billion at November 30, 2023 and 2022, respectively. During the year ended November 30, 2023, our total Financial instruments owned increased primarily due to increases in corporate debt and equity securities, and mortgage- and asset-backed securities. Financial instruments sold, not yet purchased inventory was $11.25 billion at November 30, 2023, an increase of 1.8% from $11.06 billion at November 30, 2022, with the increase primarily driven by increases in corporate debt and equity securities and sovereign obligations, partially offset by decreases in derivative contracts and U.S. government and agency securities. Our overall net inventory position was $10.50 billion and $7.61 billion at November 30, 2023 and 2022, respectively, with the increase primarily due to increases in mortgage and asset-backed securities and derivative contracts.
Our Level 3 financial instruments owned as a percentage of total Financial instruments owned declined to 3.1% at November 30, 2023 from 4.2% at November 30, 2022, primarily due to decreases in investments at fair value and loans and other receivables as certain historical positions in those categories are now eliminated upon the consolidation of Stratos and OpNet. For additional details related to the consolidation of Stratos and OpNet refer to Note 4, Business Acquisitions in our consolidated financial statements included in this Annual Report on Form 10-K. Additionally, we sold a portion of CMBS during the fourth quarter of 2023 that previously were classified within Level 3 assets.

JEFFERIES FINANCIAL GROUP INC.
The following table summarizes Level 3 assets by operating segment (in millions, except percentages):

	November 30, 2023	Percent	November 30, 2022	Percent
Investment Banking	$129.3	19.0%	$124.7	15.8%
Equities and Fixed Income	337.2	49.5	360.7	45.5
Asset Management (1)	214.1	31.5	306.1	38.7
Total	$680.6	100.0%	$791.5	100.0%
(1)At November 30, 2023 and November 30, 2022, $121.4 million and $218.7 million, respectively, are attributed to merchant banking investments within in our Asset Management operating segment.
Securities financing assets and liabilities include financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers by providing financing and access to securities. The aggregate outstanding balance of our securities financing assets and liabilities increase or decrease from period to period depending on fluctuations in the level of our client activity and the level of our own trading activity. Our average month end balance of total reverse repos and stock borrows during 2023 were 23.0% higher than the November 30, 2023 balance. Our average month end balance of total repos and stock loans during 2023 were 19.7% higher than the November 30, 2023 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Year Ended
	2023	2022
Securities Purchased Under Agreements to Resell:
Year end	$5,951	$4,547
Month end average	7,681	7,489
Maximum month end	10,767	10,428
Securities Sold Under Agreements to Repurchase:
Year end	$10,921	$7,452
Month end average	13,556	11,738
Maximum month end	17,981	17,417
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Financial Group Inc. shareholders’ equity and tangible Jefferies Financial Group Inc. shareholders’ equity with the resulting leverage ratios (dollars in millions):

	November 30,
	2023	2022
Total assets	$57,905	$51,058
Total equity	$9,802	$10,295
Total Jefferies Financial Group Inc. shareholders’ equity	$9,710	$10,233
Deduct: Goodwill and intangible assets	$(2,045)	$(1,876)
Tangible Jefferies Financial Group Inc. shareholders’ equity	$7,665	$8,357
Leverage ratio (1)	5.9	5.0
Tangible gross leverage ratio (2)	7.3	5.9
(1)Leverage ratio equals total assets divided by total equity.
(2)Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible Jefferies Financial Group Inc. shareholders’ equity. The tangible gross leverage ratio is used by rating agencies in assessing our leverage ratio.

JEFFERIES FINANCIAL GROUP INC.

Liquidity Management
The key objectives of the liquidity management framework are to support the successful execution of our business strategies while ensuring sufficient liquidity through the business cycle and during periods of financial and idiosyncratic distress. Our liquidity management policies are designed to mitigate the potential risk that we may be unable to access adequate financing to service our financial obligations without material franchise or business impact.
The principal elements of our liquidity management framework are our Cash Capital Policy, our assessment of Modeled Liquidity Outflow (“MLO”) and our Contingency Funding Plan (“CFP”).
Liquidity Management Framework. Our Liquidity Management Framework is based on a model of a potential liquidity contraction over a one-year time period. This incorporates potential cash outflows during a market or our idiosyncratic liquidity stress event, including, but not limited to, the following:
•Repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance;
•Maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral;
•Higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements and other secured funding including central counterparty clearing houses;
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $17.70 billion at November 30, 2023 exceeded our cash capital requirements.
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

JEFFERIES FINANCIAL GROUP INC.
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
The calculation of our MLO under the above stresses and modeling parameters considers the following potential contractual and contingent cash and collateral outflows:
•All upcoming maturities of unsecured long-term debt, promissory notes and other unsecured funding products assuming we will be unable to issue new unsecured debt or rollover any maturing debt.
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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2023, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
CFP. Our CFP ensures the ability to access adequate liquid financial resources to meet liquidity shortfalls that may arise in emergency situations. The CFP triggers the following actions:
•Sets out the governance for managing liquidity during a liquidity crisis;
•Identifies key liquidity and capital early warning indicators that will help guide the response to the liquidity crisis;
•Identifies the actions and escalation procedures should we experience a liquidity crisis including coordination amongst senior management and the Board of Directors;
•Sets out the sources of funding available during a liquidity crisis;
•Sets out the communication plan during a liquidity crisis for key external stakeholders including regulators, relationship banks, rating agencies and funding counterparties; and
•Sets out an action plan to source additional funding.

JEFFERIES FINANCIAL GROUP INC.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	November 30, 2023	Average Balance Quarter Ended November 30, 2023 (1)	November 30, 2022
Cash and cash equivalents:
Cash in banks	$2,606,673	$3,570,487	$2,541,021
Money market investments (2)	5,919,690	4,568,342	7,162,088
Total cash and cash equivalents	8,526,363	8,138,829	9,703,109
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,472,524	1,456,826	1,417,177
Other (4)	456,341	536,753	520,714
Total other sources	1,928,865	1,993,579	1,937,891
Total cash and cash equivalents and other liquidity sources	$10,455,228	$10,132,408	$11,641,000
Total cash and cash equivalents and other liquidity sources as % of Total assets	18.1%		22.8%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	18.7%		23.7%
(1)Average balances are calculated based on weekly balances.
(2)At November 30, 2023 and 2022, $5.90 billion and $7.14 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining balance at November 30, 2023 and 2022 are primarily invested in AAA-rated prime money funds. The average balance of U.S. government money funds for the quarter ended November 30, 2023 was $4.55 billion.
(3)Consists of high-quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, United Kingdom, Canada, Australia, Japan, Switzerland or the U.S.; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral composed of these securities.
(4)Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our Financial instruments owned that are currently not pledged after considering reasonable financing haircuts.
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At November 30, 2023, we had the ability to readily obtain repurchase financing for 81.4% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

JEFFERIES FINANCIAL GROUP INC.
The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at November 30, 2023 and 2022 (in thousands):

	November 30,
	2023		2022
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$4,062,977	$652,131	$3,040,844	$846,520
Corporate debt securities	4,785,701	171,457	3,215,807	34,405
U.S. government, agency and municipal securities	3,852,232	111,423	4,032,215	59,909
Other sovereign obligations	1,562,346	1,120,074	1,679,573	803,738
Agency mortgage-backed securities (1)	3,220,918	—	2,514,773	—
Loans and other receivables	210,373	—	111,681	—
Total	$17,694,547	$2,055,085	$14,594,893	$1,744,572
(1)Consists solely of agency mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae”).
(2)Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan but have not been.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short- and intermediate term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. During 2023, an average of approximately 68.1% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately six months at November 30, 2023.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At November 30, 2023, short-term borrowings, which must be repaid within one year or less include bank loans, overdrafts and borrowings under revolving credit facilities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $787.9 million for 2023.

JEFFERIES FINANCIAL GROUP INC.
At November 30, 2023 and 2022, our borrowings under credit facilities classified within bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $937.1 million and $517.0 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At November 30, 2023, we were in compliance with all covenants under these credit facilities.
For additional details on our short-term borrowings, refer to Note 18, Short-Term Borrowings in our consolidated financial statements included in this Annual Report on Form 10-K.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At November 30, 2023, the outstanding notes were $1.43 billion, bear interest at a spread over the Secured Overnight Funding Rate (“SOFR”) or the Euro Short-Term Rate (“ESTER”) and mature from December 2023 to July 2025.
For additional details on our repurchase agreement financing program, refer to Note 10, Variable Interest Entities in our consolidated financial statements included in this Annual Report on Form 10-K.
Total Long-Term Capital
At November 30, 2023 and 2022, we had total long-term capital of $17.70 billion and $17.49 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.81:1 and 0.68:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at November 30, 2023 and 2022 was as follows (in thousands):

	November 30,
	2023	2022
Unsecured Long-Term Debt (1)	$7,902,079	$7,065,663
Total Mezzanine Equity	406	131,461
Total Equity	9,802,135	10,295,479
Total Long-Term Capital	$17,704,620	$17,492,603
(1)The amounts at November 30, 2023 and 2022 exclude our secured long-term debt and exclude $51.0 million and $13.2 million, respectively, of structured notes that will mature within one year. Additionally, the amount at November 30, 2023 excludes $544.2 million of our 1.000% Euro Medium Term Notes as these are mature within one year. The amount at November 30, 2022 excludes $393.0 million of our 5.500% Senior Notes as this note matured on October 18, 2023.
Long-Term Debt
During 2023, long-term debt increased by $924.7 million to $9.70 billion at November 30, 2023, as presented in our Consolidated Statements of Financial Condition. This increase is primarily due:
•$990.6 million from the issuance of our 5.875% Senior Notes with a principal amount of $1.0 billion, due 2028;
•$290.2 million from additional issuances, net of repayments;
~~•~~Addition of $75.4 million of Tessellis debt due to the OpNet consolidation; and
•Partially offset by decreases of $393.0 million from the maturity of our 5.500% Senior Note as well as the reclassification of long-term debt to liabilities held for sale related to Foursight. For additional details related to Foursight and OpNet, refer to Note 5, Assets Held for Sale in our consolidated financial statements included in this Annual Report on Form 10-K.
At November 30, 2023 and 2022, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to $735.2 million and $933.5 million, respectively. Interest on these credit facilities is based on an adjusted SOFR plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At November 30, 2023, we were in compliance with all covenants under theses credit facilities.

JEFFERIES FINANCIAL GROUP INC.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At November 30, 2023, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024, and is collateralized by certain trading securities with an interest rate of SOFR plus 1.25%. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At November 30, 2023, we were in compliance with all covenants under the Secured Bank Loan.
HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act (“EB-5 Program”). This debt is secured by certain real estate of HomeFed. At November 30, 2023, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed’s EB-5 Program debt matures in 2024 through 2028.
At November 30, 2023, HomeFed has a construction loan with an aggregate committed amount of $62.0 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loan bears interest based on the SOFR plus 2.75%, subject to adjustment on the first of each calendar month. At November 30, 2023, the weighted average interest rate on this loan was 8.07%. The loan matures in May 2024 and is collateralized by the property underlying the related project with a guarantee by HomeFed. At November 30, 2023 and November 30, 2022, $48.2 million and $57.0 million, respectively, was outstanding under the construction loan agreement.
At November 30, 2023, our unsecured long-term debt has a weighted average maturity of approximately 8.7 years.
For further information, see Note 19, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.
Our long-term debt ratings at November 30, 2023 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa2	Stable
Standard & Poor’s	BBB	Stable
Fitch Ratings (1)	BBB	Positive
(1)     On December 11, 2023, Fitch Ratings revised our rating of BBB to BBB+ and revised our rating outlook from positive to stable.
At November 30, 2023, the long-term debt ratings on our principal subsidiaries, Jefferies LLC, Jefferies International Limited (a U.K. broker-dealer) and Jefferies GmbH are as follows:

	Jefferies LLC		Jefferies International Limited		Jefferies GmbH
	Rating	Outlook	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	Baa1	Stable	Baa1	Stable	Baa1	Stable
Standard & Poor’s	BBB+	Stable	BBB+	Stable	BBB+	Stable
Access to external financing to finance our day-to-day operations, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deterioration in any of these factors could impact our credit ratings. While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact on our business and trading results in future periods is inherently uncertain and depends on a number of factors, including the magnitude of the downgrade, the behavior of individual clients and future mitigating action taken by us.

JEFFERIES FINANCIAL GROUP INC.
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2023, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $58.3 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.
Equity Capital
Common Stock
At November 30, 2023 and 2022, we had 565,000,000 authorized shares of voting common stock with a par value of $1.00 per share. At November 30, 2023, we had outstanding 210,626,642 common shares, 15,216,591 share-based awards that do not require the holder to pay any exercise price and 5,064,740 stock options that require the holder to pay a weighted average exercise price of $22.69 per share. The 15,216,591 share-based awards include the target number of shares under the senior executive award plan until the performance period is complete.
The Board of Directors has authorized the repurchase of common stock under a share repurchase program. Additionally, treasury stock repurchases include repurchases of common stock for net-share withholding under our equity compensation plan.
The table below presents information about common stock repurchases pursuant to our share repurchase program during the year ended November 30, 2023 (in thousands, except share and per share amounts):

Year Ended November 30, 2023
Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	2,130,398
Approximate Dollar Value of Shares Purchased	$65,074
Average Share Price of Shares Purchased	$30.55
Approximate Dollar Value of Shares Authorized that May Yet Be Purchased Under the Plans or Programs	$245,869
In January 2024, the Board of Directors increased the share repurchase authorization back up to $250.0 million.
In February 2023, our mandatorily redeemable convertible preferred shares were converted into 4,654,362 common shares.
The following table sets forth the declaration dates, record dates, payment date and per common share amounts for the dividends declared during the years ended November 30, 2023 and 2022.

Year Ended November 30, 2023
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 9, 2023	February 13, 2023	February 24, 2023	$0.30
March 28, 2023	May 15, 2023	May 26, 2023	$0.30
June 27, 2023	August 14, 2023	August 25, 2023	$0.30
September 27, 2023	November 13, 2023	November 28, 2023	$0.30

Year Ended November 30, 2022
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 12, 2022	February 14, 2022	February 25, 2022	$0.30
March 28, 2022	May 16, 2022	May 27, 2022	$0.30
June 27, 2022	August 15, 2022	August 26, 2022	$0.30
September 28, 2022	November 14, 2022	November 29, 2022	$0.30
On January 8, 2024, the Board of Directors declared a dividend of $0.30 per common share to be paid on February 27, 2024 to common shareholders of record at February 16, 2024.

JEFFERIES FINANCIAL GROUP INC.
As compared to November 30, 2022, the decrease to total Jefferies Financial Group Inc. shareholders’ equity at November 30, 2023 is primarily attributed to purchases of common shares for treasury and dividends paid, partially offset by increases from net earnings and contributions from noncontrolling interests.
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
Additionally, on April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. During the third quarter of 2023, SMBC exchanged 21.0 million shares of voting common stock for 42,000 shares of Series B Preferred Stock and we received cash of $31.5 million in connection with the exchange. As a result of the exchange, our equity attributed to our voting common stock decreased by $21.0 million, our equity attributed to the Series B Preferred Stock increased by $42,000 and additional paid-in capital increased by $52.4 million, resulting in a $31.5 million net increase in our shareholders’ equity, or $0.12 per common share on an as-converted, fully-diluted, basis. During the year ended November 30, 2023, we paid $12.6 million of cash dividends on the Series B Preferred Stock.
Other
In January 2023, we distributed all of our ownership interests in Vitesse Energy on a tax-free pro rata basis to all of our shareholders, resulting in a distribution of capital of $527.0 million. In addition, in February 2023, $125.0 million of mandatorily redeemable convertible preferred shares were converted to 4,654,362 common shares.
Net Capital
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant (“FCM”), is also subject to Regulation 1.17 of the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act (“CEA”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under SEA Rule 15c3-1 or CFTC Regulation 1.17.
Jefferies Financial Services, Inc. (“JFSI”) is a registered swap dealer subject to the CFTC’s regulatory capital requirements and is a registered security-based swap dealer with the SEC subject to the SEC’s security-based swap dealer regulatory rules and is approved by the SEC as an OTC derivatives dealer subject to compliance with the SEC’s net capital requirements. At November 30, 2023, JFSI is in compliance with these SEC and CFTC requirements. Additionally, JFSI is subject to the net capital requirements of the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEA Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million. Under CFTC Regulation 23.101, JFSI is required to maintain minimum net capital of not less than the greater of 2% of the uncleared swap margin, as defined in CFTC Regulation 23.100, or $20 million.

JEFFERIES FINANCIAL GROUP INC.
At November 30, 2023, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,088,817	$980,587
JFSI - SEC	348,457	328,457
JFSI - CFTC	348,457	324,553
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
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At November 30, 2023, Jefferies LLC had $640.9 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers (commonly referred to as “PAB”), Jefferies is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At November 30, 2023, Jefferies had $53.1 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
Other Developments
In February 2022, Russia invaded Ukraine. Following Russia’s invasion, the U.S., the U.K., and the European Union governments, among others, developed coordinated financial and economic sanctions targeting Russia that, in various ways, constrain transactions with numerous Russian entities, including major Russian banks and individuals; transactions in Russian sovereign debt; and investment, trade and financing to, from, or in Ukraine. We do not have any operations in Russia or any clients with significant Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia. We continue to closely monitor the status of global sanctions and restrictions, trading conditions related to Russian securities and the credit risk and nature of our counterparties.
In October 2023, Hamas attacked Israel. Our investments and assets in our growing Israeli business could be negatively affected by consequences from the geopolitical and military conflict in the region. We continue to closely monitor the status of global sanctions and restrictions arising from the conflict.
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

JEFFERIES FINANCIAL GROUP INC.
In the normal course of business, we engage in other off balance-sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities, see Note 2, Summary of Significant Accounting Policies, Note 6, Fair Value Disclosures and Note 7, Derivative Financial Instruments in our consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
Subsequent to November 30, 2023 and on or before January 31, 2024, we expect to make cash payments of $1.36 billion related to year-end compensation awards for fiscal 2023. See Note 15, Compensation Plans in our consolidated financial statements included in this Annual Report on Form 10-K for further information.

JEFFERIES FINANCIAL GROUP INC.
Risk Management
Overview
Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness, viability and profitability. Accordingly, we have a comprehensive risk management approach, with a formal governance structure and policies and procedures outlining frameworks and processes to identify, assess, monitor and manage risk. Principal risks involved in our business activities include market, credit, liquidity and capital, operational, model and strategic risk. Legal, compliance, new business and reputational risk are also included within our principal risks.
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

JEFFERIES FINANCIAL GROUP INC.
Risk Committees
•Risk Management Committee (RMC) - the principal committee that governs our risk taking activities. The RMC meets weekly to discuss our risk profile and discuss business or market trends and their potential impact on the business. The Committee approves our limits as a whole, and across risk categories and business lines, reviews limit breaches, and approves risk policies and stress testing methodologies and is supported by other Committees including:
•Credit Risk Committee - provides review and approval of counterparties and credit limits.
•Model Governance Committee - oversees all model risk matters throughout the model life cycle, from model identification and initiation, model development, model validation/approval, and model risk control.
•Stress Testing Committee - provides review and approval of, and oversees implementation of stress testing framework and methodologies
•Operating Committee - brings together the managers of all control areas and the business line chief operating officers, whereby each department presents issues regarding current and proposed business. This committee provides the key forum for coordination and communication between the control managers entirely focused on our activities as a whole.
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

JEFFERIES FINANCIAL GROUP INC.
in and set the limits applicable to the desk. Traders are responsible for knowing their trading limits and trading in a manner consistent with their mandate.
VaR
VaR is a statistical estimate of the potential loss from adverse market movements over a specified time horizon within a specified probability (confidence level). It provides a common risk measure across financial instruments, markets and asset classes. We estimate VaR using a model that simulates revenue and loss distributions by applying historical market changes to the current portfolio. We calculate a one-day VaR using a one-year look-back period measured at a 95% confidence level.
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
The table below shows firmwide VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

	VaR at November 30, 2023	Daily Firmwide VaR (1)			VaR at November 30, 2022
		Daily VaR for 2023				Daily VaR for 2022
Risk Categories:		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$5.35	$7.66	$12.02	$4.31	$6.26	$5.93	$9.01	$3.63
Equity Prices	8.76	10.39	16.19	6.53	7.91	7.83	17.59	3.55
Currency Rates	1.29	0.55	2.26	0.04	0.22	0.12	0.34	0.02
Commodity Prices	1.02	0.31	2.59	0.07	0.09	0.29	0.83	0.09
Diversification Effect (2)	(4.23)	(5.34)	N/A	N/A	(3.12)	(3.13)	N/A	N/A
Firmwide VaR (3) (4)	$12.19	$13.57	$19.93	$9.12	$11.36	$11.04	$18.94	$5.90
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
(4)At November 30, 2023 and for the period are inclusive of the trading portfolio of Stratos.
The table below shows VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities, by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

	VaR at November 30, 2023	Daily Firmwide VaR (1)			VaR at November 30, 2022
		Daily VaR for 2023				Daily VaR for 2022
Risk Categories:		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$4.75	$7.11	$11.79	$4.01	$6.01	$5.60	$8.63	$3.20
Equity Prices	4.02	6.70	10.68	3.83	8.09	8.07	31.13	3.42
Currency Rates	0.71	0.29	0.78	0.01	0.01	0.05	0.29	—
Commodity Prices	—	0.01	0.71	—	—	0.02	0.56	—
Diversification Effect (2)	(2.88)	(4.98)	N/A	N/A	(2.48)	(4.54)	N/A	N/A
Capital Markets VaR (3)	$6.60	$9.13	$11.94	$6.34	$11.63	$9.20	$19.56	$4.78
(1)For the capital markets VaR numbers reported above, a one-day time horizon, with a one-year look-back period, and a 95% confidence level were used.
(2)The diversification effect is not applicable for the maximum and minimum VaR values as the capital markets VaR and the VaR values for the four risk categories might have occurred on different days during the period.

JEFFERIES FINANCIAL GROUP INC.
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
Our average daily firmwide VaR increased to $13.57 million for 2023 from $11.04 million for 2022. The increase was primarily driven by higher equity exposures in Asset Management from the launch of new funds and higher exposures related to merchant banking activities, partially offset by an increase in the diversification effect. Average daily capital markets VaR remained relatively stable with a slight decrease to $9.13 million for 2023 from $9.20 million for 2022.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During 2023, there were zero days when the aggregate net trading loss exceeded the 95% one day VaR.

JEFFERIES FINANCIAL GROUP INC.
The chart below presents our daily firmwide VaR and capital markets VaR over the last four quarters. VaR steadily increased in first quarter of 2023 driven by higher equity exposure mainly related to our asset management activities. VaR has remained relatively stable throughout the remainder of 2023, with a modest increase in volatility for a brief period during the third quarter of 2023.
Daily Net Trading Revenue
There were 26 days with firmwide trading losses out of a total of 251 trading days in 2023. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for 2023 (in millions):

Other Risk Measures

JEFFERIES FINANCIAL GROUP INC.
Sensitivity analysis is viewed as the most appropriate measure of risks for certain positions within financial instruments and therefore such positions are not included in the VaR model. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2023 (in thousands):

10% Sensitivity
Investment in funds (1)	$120,983
Private investments	63,345
Corporate debt securities in default	13,430
Trade claims	3,332
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 6, Fair Value Disclosures, in our consolidated financial statements included in this Annual Report on Form 10-K.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.5 million at November 30, 2023, which is included in other comprehensive income.
Other Risk
We are also subject to interest rate risk on our long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The following table represents principal cash flows by expected maturity dates and the related weighted-average interest rate on those maturities for our consolidated long-term debt obligations, inclusive of any related interest rate hedges. For the variable rate borrowings, the weighted-average interest rates are based on the rates in effect at the reporting date. Our market risk with respect to foreign currency exposure on our long-term debt is also presented in the table below (dollars in thousands). For additional information, see Note 19, Long-Term Debt in our consolidated financial statements included in this Annual Report on Form 10-K.

	Expected Maturity Date (Fiscal Years)
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$141,000	$174,413	$102,572	$529,600	$1,083,018	$3,401,273	$5,431,876	$5,113,228
Weighted-Average Interest Rate	0.68%	4.59%	5.84%	5.25%	5.83%	5.36%
Variable Interest Rate Borrowings	$967,480	$387,953	$33,880	$680,410	$12,913	$1,312,271	$3,394,907	$3,092,980
Weighted-Average Interest Rate	7.36%	6.35%	6.83%	8.03%	7.37%	7.33%
Borrowings with Foreign Currency Exposure	$544,500	$63,344	$54,564	$—	$—	$802,157	$1,464,565	$1,315,187
Weighted-Average Interest Rate	1.00%	4.90%	4.43%	—%	—%	7.73%
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
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a counterparty to derivative contracts, as a direct lender and through extending loan commitments and providing securities-based lending and as a member of exchanges and clearing organizations. Credit exposure exists across a wide range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of credit risk are:
•Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of a Secured Revolving Credit Facility that is with us and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. For further information on this facility, refer to Note 11, Investments in our consolidated financial statements included in this Annual Report on Form 10-K. In addition, we have loans outstanding to certain of our officers and employees (none of whom are executive officers or directors). For further information on these employee loans, refer to Note 27, Related Party Transactions in our consolidated financial statements included in this Annual Report on Form 10-K.
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

JEFFERIES FINANCIAL GROUP INC.
Current counterparty credit exposures at November 30, 2023 and 2022 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES FINANCIAL GROUP INC.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
AAA Range	$—	$—	$15.1	$2.0	$—	$0.1	$15.1	$2.1	$5,919.7	$7,162.1	$5,934.8	$7,164.2
AA Range	75.1	70.1	113.3	142.7	0.9	3.9	189.3	216.7	4.4	4.7	193.7	221.4
A Range	—	1.8	884.2	575.1	293.1	207.8	1,177.3	784.7	2,502.1	2,114.1	3,679.4	2,898.8
BBB Range	250.0	251.1	81.6	155.3	50.4	(1.3)	382.0	405.1	100.2	419.3	482.2	824.4
BB or Lower	38.0	61.6	16.1	22.1	65.6	44.0	119.7	127.7	—	—	119.7	127.7
Unrated	341.1	377.8	—	—	7.5	—	348.6	377.8	—	2.9	348.6	380.7
Total	$704.2	$762.4	$1,110.3	$897.2	$417.5	$254.5	$2,232.0	$1,914.1	$8,526.4	$9,703.1	$10,758.4	$11,617.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Asia-Pacific/Latin America/Other	$15.8	$15.8	$57.8	$56.3	$3.2	$0.3	$76.8	$72.4	$378.2	$283.0	$455.0	$355.4
Europe and the Middle East	—	1.7	482.1	273.2	92.6	35.2	574.7	310.1	43.3	43.9	618.0	354.0
North America	688.4	744.9	570.4	567.7	321.7	219.0	1,580.5	1,531.6	8,104.9	9,376.2	9,685.4	10,907.8
Total	$704.2	$762.4	$1,110.3	$897.2	$417.5	$254.5	$2,232.0	$1,914.1	$8,526.4	$9,703.1	$10,758.4	$11,617.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Asset Managers	$7.4	$20.8	$0.8	$—	$—	$—	$8.2	$20.8	$5,919.7	$7,162.1	$5,927.9	$7,182.9
Banks, Broker-Dealers	250.0	251.9	752.0	623.1	341.5	211.2	1,343.5	1,086.2	2,606.7	2,541.0	3,950.2	3,627.2
Commodities	—	—	—	—	10.2	—	10.2	—	—	—	10.2	—
Corporates	177.0	197.8	—	—	53.2	36.6	230.2	234.4	—	—	230.2	234.4
As Agent Banks	—	—	287.7	182.7	—	—	287.7	182.7	—	—	287.7	182.7
Other	269.8	291.9	69.8	91.4	12.6	6.7	352.2	390.0	—	—	352.2	390.0
Total	$704.2	$762.4	$1,110.3	$897.2	$417.5	$254.5	$2,232.0	$1,914.1	$8,526.4	$9,703.1	$10,758.4	$11,617.2
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 7, Derivative Financial Instruments in our consolidated financial statements included in this Annual Report on Form 10-K.

JEFFERIES FINANCIAL GROUP INC.
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at November 30, 2023 and 2022 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	November 30, 2023
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
France	$649.7	$(428.0)	$(70.2)	$—	$183.6	$6.0	$—	$341.1	$341.1
Canada	216.5	(168.5)	2.1	—	83.0	191.6	1.7	324.7	326.4
United Kingdom	1,088.6	(621.6)	(244.8)	—	50.5	84.1	25.5	356.8	382.3
Italy	1,138.9	(840.1)	(75.0)	—	2.8	—	0.6	226.6	227.2
Hong Kong	26.6	(33.1)	(1.3)	—	4.9	3.0	188.1	0.1	188.2
Spain	553.0	(401.8)	(50.1)	—	51.1	—	0.5	152.2	152.7
Netherlands	334.9	(251.9)	53.6	—	13.0	0.7	0.5	150.3	150.8
Australia	423.1	(353.5)	(2.4)	—	11.2	—	37.7	78.4	116.1
Switzerland	275.5	(245.6)	18.3	—	63.8	—	0.6	112.0	112.6
China	715.9	(631.2)	7.7	—	—	—	—	92.4	92.4
Total	$5,422.7	$(3,975.3)	$(362.1)	$—	$463.9	$285.4	$255.2	$1,834.6	$2,089.8

	November 30, 2022
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$273.6	$(98.3)	$(68.7)	$0.1	$91.5	$181.1	$1.8	$379.3	$381.1
United Kingdom	555.0	(350.1)	(117.5)	1.7	48.7	15.8	27.8	153.6	181.4
Hong Kong	18.8	(46.7)	—	—	1.3	—	187.4	(26.6)	160.8
France	330.3	(239.7)	(42.8)	—	82.0	6.7	—	136.5	136.5
Netherlands	322.2	(212.4)	5.5	—	3.8	0.2	0.2	119.3	119.5
Italy	911.7	(674.8)	(133.3)	—	—	—	0.5	103.6	104.1
Germany	323.8	(381.5)	68.5	—	69.3	2.5	11.4	82.6	94.0
Spain	437.3	(376.9)	(38.0)	—	46.0	—	0.5	68.4	68.9
China	200.1	(129.3)	(6.3)	—	—	—	—	64.5	64.5
Brazil	137.2	(61.3)	(16.7)	—	—	—	—	59.2	59.2
Total	$3,510.0	$(2,571.0)	$(349.3)	$1.8	$342.6	$206.3	$229.6	$1,140.4	$1,370.0
Operational Risk
Operational risk is the risk of financial or non-financial impact, resulting from inadequate or failed internal processes, people and systems or from external events. We interpret this definition as including not only financial loss or gain but also other negative impacts to our objectives such as reputational impact, legal/regulatory impact and impact on our clients. Third-party risk is also included as a subset of Operational Risk and is defined as the potential threat presented to us, or our employees or clients, from our supply chain and other third parties used to perform a process, service or activity on our behalf.
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
Management evaluated our internal control over financial reporting as of November 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2023, our internal control over financial reporting was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 65.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Jefferies Financial Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Jefferies Financial Group Inc. and subsidiaries (the “Company”) as of November 30, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity, for each of the three years in the period ended November 30, 2023, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Valuation of financial assets and liabilities measured at fair value on a recurring basis that incorporate significant unobservable inputs or complex models/methodologies - Refer to Note 2 and Note 6 to the financial statements
Critical Audit Matter Description
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
We identified the valuation of financial assets and liabilities measured at fair value on a recurring basis that incorporate significant unobservable inputs or complex models/methodologies as a critical audit matter because of the pricing inputs, complexity of models and/or methodologies used by management and third-party specialists to estimate fair value. The valuations involve a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling experience, to audit and evaluate the appropriateness of the models and inputs.

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
•We evaluated management’s ability to estimate fair value by comparing management’s valuation estimates to relevant transactions, when available.

/s/ Deloitte & Touche LLP

New York, New York
January 26, 2024

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Jefferies Financial Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Jefferies Financial Group Inc. and subsidiaries (the “Company”) as of November 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2023, of the Company and our report dated January 26, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

New York, New York
January 26, 2024

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share amounts)

	November 30,
	2023	2022
ASSETS
Cash and cash equivalents	$8,526,363	$9,703,109
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (includes $110,198 of securities at fair value at November 30, 2023)	1,414,593	957,302
Financial instruments owned, at fair value (includes securities pledged of $17,158,747 and $14,099,136)	21,747,473	18,666,296
Investments in and loans to related parties	1,239,345	1,426,817
Securities borrowed	7,192,091	5,831,148
Securities purchased under agreements to resell	5,950,549	4,546,691
Securities received as collateral, at fair value	8,800	100,362
Receivables:
Brokers, dealers and clearing organizations	2,380,732	1,792,937
Customers	1,705,425	1,225,137
Fees, interest and other	630,142	568,921
Premises and equipment	1,065,680	906,864
Goodwill	1,847,856	1,736,114
Assets held for sale (includes assets pledged of $181,900 at November 30, 2023)	1,545,472	—
Other assets (includes assets pledged of $244,604 and $1,032,353)	2,650,640	3,595,985
Total assets	$57,905,161	$51,057,683
LIABILITIES AND EQUITY
Short-term borrowings	$989,715	$528,392
Financial instruments sold, not yet purchased, at fair value	11,251,154	11,056,477
Securities loaned	1,840,518	1,366,025
Securities sold under agreements to repurchase	10,920,606	7,452,342
Other secured financings (includes $3,898 and $1,712 at fair value)	1,430,199	2,037,843
Obligation to return securities received as collateral, at fair value	8,800	100,362
Payables:
Brokers, dealers and clearing organizations	3,737,810	2,628,727
Customers	3,960,557	3,578,854
Lease liabilities	544,650	533,708
Liabilities held for sale	1,173,648	—
Accrued expenses and other liabilities	2,546,211	2,573,927
Long-term debt (includes $1,708,443 and $1,583,828 at fair value)	9,698,752	8,774,086
Total liabilities	48,102,620	40,630,743
MEZZANINE EQUITY
Redeemable noncontrolling interests	406	6,461
Mandatorily redeemable convertible preferred shares	—	125,000
EQUITY
Preferred shares, par value of $1 per share, authorized 70,000 shares; 42,000 shares issued and outstanding; liquidation preference of $17,500 per share	42	—
Common shares, par value $1 per share, authorized 565,000,000 and 600,000,000 shares; 210,626,642 and 226,129,626 shares issued and outstanding, after deducting 110,491,428 and 90,334,082 shares held in treasury	210,627	226,130
Non-voting common shares, par value $1 per share, authorized 35,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	2,044,859	1,967,781
Accumulated other comprehensive loss	(395,545)	(379,419)
Retained earnings	7,849,844	8,418,354
Total Jefferies Financial Group Inc. shareholders’ equity	9,709,827	10,232,846
Noncontrolling interests	92,308	62,633
Total equity	9,802,135	10,295,479
Total liabilities and equity	$57,905,161	$51,057,683
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Year Ended November 30,
	2023	2022	2021
Revenues
Investment banking	$2,169,366	$2,807,822	$4,365,699
Principal transactions	1,413,283	833,757	1,617,336
Commissions and other fees	905,665	925,494	896,015
Asset management fees and revenues	82,574	80,264	72,084
Interest	2,868,674	1,183,638	956,318
Other	1,837	1,318,288	1,038,012
Total revenues	7,441,399	7,149,263	8,945,464
Interest expense	2,740,982	1,170,425	931,638
Net revenues	4,700,417	5,978,838	8,013,826
Non-interest expenses
Compensation and benefits	2,535,272	2,589,044	3,554,760
Floor brokerage and clearing fees	366,702	347,805	301,860
Underwriting costs	61,082	42,067	117,572
Technology and communications	477,028	444,011	388,134
Occupancy and equipment rental	106,051	108,001	106,254
Business development	177,541	150,500	109,772
Professional services	266,447	240,978	215,761
Depreciation and amortization	112,201	172,902	157,420
Cost of sales	29,435	440,837	470,870
Other expenses	214,389	387,131	337,318
Total non-interest expenses	4,346,148	4,923,276	5,759,721
Earnings before income taxes	354,269	1,055,562	2,254,105
Income tax expense	91,881	273,852	576,729
Net earnings	262,388	781,710	1,677,376
Net earnings (losses) attributable to noncontrolling interests	(14,846)	(2,397)	3,850
Net losses attributable to redeemable noncontrolling interests	(454)	(1,342)	(826)
Preferred stock dividends	14,616	8,281	6,949
Net earnings attributable to Jefferies Financial Group Inc. common shareholders	$263,072	$777,168	$1,667,403

Earnings per common share:
Basic	$1.12	$3.13	$6.29
Diluted	$1.10	$3.06	$6.13
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2023	2022	2021
Net earnings	$262,388	$781,710	$1,677,376
Other comprehensive loss, net of tax:
Currency translation adjustments and other (1)	57,530	(53,572)	(9,781)
Changes in fair value related to instrument-specific credit risk (2)	(77,420)	49,146	(82,521)
Minimum pension liability adjustments (3)	2,467	3,311	9,320
Unrealized gains (losses) on available-for-sale securities	1,297	(6,161)	(244)
Total other comprehensive loss, net of tax (4)	(16,126)	(7,276)	(83,226)
Comprehensive income	246,262	774,434	1,594,150
Net earnings (losses) attributable to noncontrolling interests	(14,846)	(2,397)	3,850
Net losses attributable to redeemable noncontrolling interests	(454)	(1,342)	(826)
Preferred stock dividends	14,616	8,281	6,949
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$246,946	$769,892	$1,584,177
(1)Includes income tax benefits (expenses) of approximately $(3.1) million, $15.6 million and $0.6 million during the years ended November 30, 2023, 2022 and 2021, respectively.
(2)The amounts include income tax benefits (expenses) of approximately $29.0 million, $(15.6) million and $26.7 million for the years ended November 30, 2023, 2022 and 2021, respectively. Refer to Note 22, Accumulated Other Comprehensive Income for additional information of fair value changes related to instrument-specific risk, which were reclassified to Principal transactions revenues within the Consolidated Statements of Earnings.
(3)Refer to Note 22, Accumulated Other Comprehensive Income for additional information of pension liability adjustments that were reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings.
(4)None of the components of other comprehensive income (loss) are attributable to noncontrolling interests, redeemable noncontrolling interest or preferred stock dividends.
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	Year Ended November 30,
	2023	2022	2021
Preferred shares $1 par value
Balance, beginning of period	$—	$—	$—
Conversion of 21,000,000 common shares to 42,000 preferred shares	42	—	—
Balance, end of period	$42	$—	$—
Common shares $1 par value
Balance, beginning of period	$226,130	$243,541	$249,751
Purchase of common shares for treasury	(4,887)	(25,595)	(8,643)
Conversion of 125,000 preferred shares to common shares	4,654	—	—
Conversion of 21,000,000 common shares to 42,000 preferred shares	(21,000)	—	—
Other	5,730	8,184	2,433
Balance, end of period	$210,627	$226,130	$243,541
Additional paid-in capital
Balance, beginning of period	$1,967,781	$2,742,244	$2,911,223
Share-based compensation expense	45,360	43,919	78,160
Change in fair value of redeemable noncontrolling interests	(390)	(1,147)	(6,216)
Purchase of common shares for treasury	(164,515)	(833,998)	(260,757)
Conversion of 125,000 preferred shares to common shares	120,346	—	—
Dividend equivalents	24,140	—	—
Conversion of 21,000,000 common shares to 42,000 preferred shares	52,458	—	—
Change in equity interest related to consolidated subsidiaries	(6,307)	—	—
Other	5,986	16,763	19,834
Balance, end of period	$2,044,859	$1,967,781	$2,742,244
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	$(379,419)	$(372,143)	$(288,917)
Other comprehensive loss, net of taxes	(16,126)	(7,276)	(83,226)
Balance, end of period	$(395,545)	$(379,419)	$(372,143)
Retained earnings
Balance, beginning of period	$8,418,354	$7,940,113	$6,531,836
Net earnings attributable to Jefferies Financial Group Inc.	275,670	777,168	1,667,403
Dividends ($1.20, $1.20, and $0.90 per common share, respectively)	(290,135)	(298,927)	(239,211)
Dividends - preferred shares	(12,600)	—	—
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	(14,813)	—	(19,915)
Distribution of Vitesse Energy, Inc.	(526,964)	—	—
Other	332	—	—
Balance, end of period	$7,849,844	$8,418,354	$7,940,113
Total Jefferies Financial Group Inc. shareholders’ equity	$9,709,827	$10,232,846	$10,553,755
Noncontrolling interests
Balance, beginning of period	$62,633	$25,885	$34,632
Net earnings (losses) attributable to noncontrolling interests	(14,846)	(2,397)	3,850
Contributions	78,247	64,880	4,325
Distributions	(31,433)	(2,629)	(16,263)
Deconsolidation of asset management entity	(14,895)	(23,107)	—
Change in equity interest related to Vitesse Energy, Inc.	6,307	—	—
Conversion of redeemable noncontrolling interest to noncontrolling interest	5,954	—	—
Other	341	1	(659)
Balance, end of period	$92,308	$62,633	$25,885
Total equity	$9,802,135	$10,295,479	$10,579,640
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$262,388	$781,710	$1,677,376
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	113,473	189,343	144,255
Deferred income taxes	10,462	(70,396)	96,890
Share-based compensation	45,360	43,919	78,160
Net bad debt expense	67,009	46,846	55,876
(Income) losses on investments in and loans to related parties	192,197	36,287	(149,885)
Distributions received on investments in related parties	58,336	82,161	110,963
Gain on sale of subsidiaries and investments in related parties	—	(319,041)	—
Other adjustments	(99,784)	(601,303)	(89,004)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	(110,198)	—	34,237
Receivables:
Brokers, dealers and clearing organizations	(436,029)	631,672	(136,614)
Customers	(480,487)	384,097	(329,026)
Fees, interest and other	(103,870)	200,672	(28,340)
Securities borrowed	(1,307,125)	548,567	520,455
Financial instruments owned	(2,843,554)	(773,523)	(1,314,603)
Securities purchased under agreements to resell	(1,263,278)	3,047,353	(2,552,607)
Other assets	(551,926)	(230,722)	(225,916)
Payables:
Brokers, dealers and clearing organizations	1,054,135	(1,288,912)	2,173,266
Customers	83,181	(882,576)	210,055
Securities loaned	431,423	(139,557)	(282,403)
Financial instruments sold, not yet purchased	(8,894)	1,875,957	992,199
Securities sold under agreements to repurchase	3,324,482	(952,584)	133,423
Lease liabilities	(52,129)	(89,689)	(64,377)
Accrued expenses and other liabilities	(318,798)	(715,434)	527,910
Net cash provided by (used in) operating activities	(1,933,626)	1,804,847	1,582,290
Cash flows from investing activities:
Contributions to investments in and loans to related parties	(251,751)	(351,645)	(2,339,447)
Capital distributions from investments and repayments of loans from related parties	116,750	286,578	2,310,186
Originations and purchases of automobile loans, notes and other receivables	(441,583)	(527,929)	(611,486)
Principal collections of automobile loans, notes and other receivables	350,348	434,487	394,387
Net payments on premises and equipment, and other assets	(1,155)	(224,301)	(165,605)
Net cash acquired in business acquisitions	215,187	—	—
Proceeds from sales of subsidiaries and investments in related parties, net of expenses and cash of operations sold	—	333,149	—
Deconsolidation of asset management entity	—	(23,107)	—
Proceeds from sales and maturities of investments and loan receivables	—	3,588	3,274
Other	—	8,641	(1,174)
Net cash used in investing activities	(12,204)	(60,539)	(409,865)
Continued on next page.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands)

	Year Ended November 30,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from short-term borrowings	$5,413,000	$3,659,098	$1,005,000
Payments on short-term borrowings	(5,010,868)	(3,338,000)	(1,556,090)
Proceeds from issuance of long-term debt, net of issuance costs	2,209,672	1,198,565	2,488,493
Repayment of long-term debt	(1,282,369)	(824,894)	(1,646,224)
Proceeds from conversion of common to preferred shares	31,500	—	—
Purchase of common shares for treasury	(169,402)	(859,593)	(269,400)
Dividends paid to common and preferred shareholders	(278,595)	(280,104)	(222,798)
Net proceeds from (payments on) other secured financings	89,073	(2,448,731)	1,197,231
Net change in bank overdrafts	52,054	(14,569)	8,216
Proceeds from contributions of noncontrolling interests	—	64,880	4,325
Payments on distributions to noncontrolling interests	—	(2,629)	(16,263)
Other	6,059	2,752	1,804
Net cash provided by (used in) financing activities	1,060,124	(2,843,225)	994,294
Effect of exchange rate changes on cash, cash equivalents and restricted cash	54,911	(22,143)	(3,387)
Change in cash and cash equivalents and restricted cash reclassified from (to) assets held for sale	(45,691)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(830,795)	(1,121,060)	2,163,332
Cash, cash equivalents and restricted cash at beginning of period	10,707,244	11,828,304	9,664,972
Cash, cash equivalents and restricted cash at end of period	$9,830,758	$10,707,244	$11,828,304
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,348,061	$1,164,093	$936,272
Income taxes, net	159,359	214,066	727,126
Noncash investing activities:
During the year ended November 30, 2023, we had non-cash investing activities of $30.6 million related to the acquisition of Vitesse Oil, LLC.
During the year ended November 30, 2022, we sold our interest in the Oak Hill investment management company. Noncash investing activities related to the sale were a receivable of $215.9 million.
Refer to Note 4, Business Acquisitions for the noncash effects of our consolidations of Stratos and OpNet.
Refer to Note 5, Assets Held for Sale for the noncash effects of Foursight and OpNet.
Noncash financing activities:
During the year ended November 30, 2023, we had the following non-cash financing activities:
•Capital distributions of $527.0 million and $31.4 million to our shareholders and noncontrolling interest holders, respectively, related to the spin-off of Vitesse Energy, Inc.
•Preferred shares of $125.0 million were converted to common shares.

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition (in thousands):

	November 30,
	2023	2022
Cash and cash equivalents	$8,526,363	$9,703,109
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	1,304,395	957,302
Other assets	—	46,833
Total cash, cash equivalents and restricted cash	$9,830,758	$10,707,244
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 1. Organization and Basis of Presentation
Organization
Jefferies Financial Group Inc. is a U.S.-headquartered global full service, integrated investment banking and securities firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Financial Group Inc. and subsidiaries (together, “the “Company,” “we” or “us”). We, collectively with our consolidated subsidiaries and through our affiliates, deliver a broad range of financial services across investment banking, capital markets and asset management.
We operate in two reportable business segments: (1) Investment Banking and Capital Markets and (2) Asset Management. The Investment Banking and Capital Markets reportable business segment includes our securities, commodities, futures and foreign exchange capital markets activities and our investment banking business, which provides underwriting and financial advisory services to our clients across most industry sectors. We operate globally in the Americas; Europe and the Middle East; and Asia-Pacific. Investment Banking and Capital Markets also includes our corporate lending joint venture (“JFIN Parent LLC” or “Jefferies Finance”), our commercial real estate joint venture (“Berkadia Commercial Holding LLC” or “Berkadia”) and our automobile lending and servicing activities. The Asset Management reportable business segment provides alternative investment management services to investors in the U.S. and overseas and generates investment income from capital invested in and managed by us or our affiliated asset managers.
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
During the fourth quarter of 2023, we acquired Stratos Group International (“Stratos”) (formerly FXCM Group, LLC, or “FXCM”) and OpNet S.p.A. (“OpNet,” formerly known as “Linkem”), which are now consolidated subsidiaries. In November 2023, we entered into an agreement to sell all of our membership interest in Foursight Capital LLC (“Foursight”). Refer to Note 4, Business Acquisitions and Note 5, Assets Held for Sale for further information.
In connection with the merger of Jefferies Group LLC into Jefferies Financial Group Inc. on November 1, 2022, historical periods as presented in our Consolidated Statements of Financial Condition and Consolidated Statements of Earnings reflect certain reclassifications. All reclassifications were reflected in the prior period financial statements.
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

Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
Commissions and Other Fees. All customer securities transactions are reported in our Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are acting as an agent in these arrangements, netted against commission revenues in our Consolidated Statements of Earnings. In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts. We also earn commissions on execution services provided to customers in facilitating foreign currency spot trades and prime brokerage services.
Principal Transactions. Financial instruments owned and Financial instruments sold, not yet purchased are carried at fair value with gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings, except for derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 7, Derivative Financial Instruments). Fees received on loans carried at fair value are also recorded in Principal transactions revenues.
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
Asset Management Fees and Revenues. Asset management fees and revenues consist of asset management fees, as well as revenues from third parties with strategic relationships pursuant to arrangements, which entitle us to portions of our revenues and/or affiliated managers’ profits and perpetual rights to certain defined revenues for a given revenue share period. Revenue from third parties with strategic relationships pursuant to arrangements is recognized at the end of the defined revenue or profit share period when the revenues have been realized and all contingencies have been resolved.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Financial Instruments and Fair Value
Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. These instruments primarily represent our trading activities and include both cash and derivative products. Our derivative products are acquired or originated for trading purposes and are included within operating activities on our Consolidated Statements of Cash Flows. Gains and losses are recognized in Principal transactions revenues in our Consolidated Statements of Earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Securities Borrowed and Securities Loaned
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions and accounted for as collateralized financing transactions. In connection with both trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date and lend securities to other brokers and dealers for similar purposes. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Statements of Financial Condition as Securities borrowed. We earn interest revenues on this cash collateral. Similarly, when we lend securities to another party, that party provides cash to us as collateral, which is reflected in our Consolidated Statements of Financial Condition as Securities loaned. We pay interest expense on the cash collateral received from the party borrowing the securities. The initial collateral advanced or received approximates or is greater than the fair value of the securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. In instances where the Company receives securities as collateral in connection with securities-for-securities transactions in the which the Company is the lender of securities and is permitted to sell or repledge the securities received as collateral, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the Company’s Consolidated Statements of Financial Condition.
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

JEFFERIES FINANCIAL GROUP INC.
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
Refer to Note 7, Derivative Financial Instruments, and Note 8, Collateralized Transactions for further information.
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
Investments in and Loans to Related Parties
Investments in and loans to related parties include investments in private equity and other operating entities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Investments in and loans to related parties are accounted for using the equity method or at cost, as appropriate, and reviewed for impairment when changes in circumstances may indicate a decrease in value which is other than temporary. Revenues on Investments in and loans related parties are included in Other revenues in our Consolidated Statements of Earnings. See Note 11, Investments, and Note 27, Related Party Transactions for additional information regarding certain of these investments.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
The fair value of reporting units is based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating the fair value of reporting units include market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable exchange-traded companies and multiples of merger and acquisitions of similar businesses. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.
Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For intangible assets deemed to be impaired, an impairment loss is recognized for the amount by which the intangible asset’s carrying value exceeds its fair value. At least annually, the remaining useful life is evaluated.
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
Refer to Note 13, Goodwill and Intangible Assets for further information.
Premises and Equipment
Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. Premises and equipment include internally developed software. The carrying values of internally developed software ready for its intended use are depreciated over the remaining useful life.
At November 30, 2023 and 2022, furniture, fixtures and equipment amounted to $908.3 million and $730.1 million, respectively, and leasehold improvements amounted to $253.5 million and $245.1 million, respectively. Accumulated depreciation and amortization was $551.5 million and $524.6 million at November 30, 2023 and 2022, respectively.
Depreciation and amortization expense amounted to $112.2 million, $172.9 million and $157.4 million for the years ended November 30, 2023, 2022 and 2021, respectively.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Leases
For leases with an original term longer than one year, lease liabilities are initially recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term, including non-lease components such as fixed common area maintenance costs and other fixed costs for generally all leases. A corresponding right-of-use (“ROU”) asset is initially recognized equal to the lease liability adjusted for any lease prepayments, initial direct costs and lease incentives. The ROU assets are included in Premises and equipment and the lease liabilities are included in Lease liabilities in our Consolidated Statements of Financial Condition.
The discount rates used in determining the present value of leases represent our collateralized borrowing rate considering each lease’s term and currency of payment. The lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain leases have renewal options that can be exercised at the discretion of the Company. Lease expense is generally recognized on a straight-line basis over the lease term and included in Occupancy and equipment rental expense in our Consolidated Statements of Earnings.
Other Real Estate
Other real estate is classified within Other assets and includes all expenditures incurred in connection with the acquisition, development and construction of properties. Interest, payroll related to construction, property taxes and other professional fees attributable to land and property construction are capitalized and added to the cost of those properties when active development begins and ends when the property development is fully completed and ready for its intended use. During the years ended November 30, 2023, 2022 and 2021, capitalized interest of $12.9 million, $13.5 million and $9.0 million, respectively was allocated among real estate projects that are currently under development.
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
Assets Held for Sale
We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our Consolidated Statements of Financial Condition with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. Refer to Note 5, Assets Held for Sale for additional information.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Share-based Compensation
Share-based awards are measured based on the fair value of the award and recognized over the required service or vesting period. Certain executive share-based awards contain market, performance and service conditions. Market conditions are incorporated into the grant-date fair value using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if it is determined that it is probable that the performance condition will be achieved. The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model. We account for forfeitures as they occur, which results in dividends and dividend equivalents originally charged against retained earnings for forfeited shares to be reclassified to compensation expense in the period in which the forfeiture occurs.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of its projected tax return results.
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
Earnings per Common Share
Basic earnings per share is calculated using the two-class method and is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units (“RSUs”) for which no future service is required.
Diluted earnings per share is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. Diluted earnings per share is computed by taking the sum of net earnings available to common shareholders, dividends on preferred shares and dividends on dilutive mandatorily redeemable convertible preferred shares, divided by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period.
Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earnings per share. Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. RSUs granted under the senior executive compensation plan are not considered participating securities as the rights to dividend equivalents are forfeitable. See Note 15, Compensation Plans for more information regarding the senior executive compensation plan.
Refer to Note 21, Common Shares and Earnings Per Common Share for further information.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Refer to Note 7, Derivative Financial Instruments for further information.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. The guidance primarily will require enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied on a retrospective basis. We are evaluating the impact of the standard on our segment reporting disclosures.
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We are evaluating the impact of the standard on our income tax disclosures.
Adopted Accounting Standards
Reference Rate Reform. The FASB has issued guidance which provides optional exceptions for applying U.S. GAAP to certain contract modifications, hedge accounting relationships or other transactions affected by reference rate reform. There was no impact to our financial statements as a result of this guidance upon the completion of our transition away from the London Interbank Offered Rate (“LIBOR”) on June 30, 2023.
Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance provides for estimating credit losses on financial assets measured at amortized cost by introducing an approach based on expected losses over the financial asset’s entire life, recorded at inception or purchase. On January 1, 2023, Berkadia, our equity method investee, adopted this guidance and applied a modified retrospective approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition on January 1, 2023, the new accounting guidance’s adoption resulted in a decrease in retained earnings of $14.8 million, net of tax attributable to an increase in the allowance for credit losses. Our equity method investee, Jefferies Finance, will adopt the guidance on December 1, 2023, and the impact on our consolidated financial statements is not expected to be material.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplified goodwill impairment testing. We adopted the guidance in the first quarter of fiscal 2021 and the adoption did not have a material impact on our consolidated financial statements.

Note 4. Business Acquisitions
We acquired Stratos and OpNet during the fourth quarter of 2023. Stratos is a global provider of online foreign exchange services. OpNet is a fixed wireless broadband service provider in Italy and also owns 59.3% of the common shares of Tessellis S.p.A. (“Tessellis”), a telecommunications company publicly listed on the Italian stock exchange. These transactions have been accounted for under the acquisition method of accounting which requires that the assets acquired, including identifiable intangible assets, and liabilities assumed to be recognized at their respective fair values as of the acquisition date.
A statement of the fair value of assets acquired and liabilities assumed on the acquisition dates are presented below (in thousands):

	Stratos	OpNet	Total
Cash and cash equivalents	$83,006	$7,875	$90,881
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	124,306	—	124,306
Financial instruments owned, at fair value	53,028	—	53,028
Investments in and loans to related parties	—	6,644	6,644
Receivables:
Brokers, dealers and clearing organizations	113,750	—	113,750
Fees, interest and other	4,745	14,728	19,473
Property and equipment, net	31,830	111,458	143,288
Goodwill (1)	5,463	127,051	132,514
Assets held for sale (2)	—	578,820	578,820
Other assets (3)	31,135	98,278	129,413
Total assets acquired	$447,263	$944,854	$1,392,117

Financial instruments sold, net yet purchased, at fair value	$31,293	$—	$31,293
Payables:
Brokers, dealers and clearing organizations	236	—	236
Customers payables	297,494	—	297,494
Short-term borrowings	—	7,137	7,137
Lease liabilities	9,308	23,040	32,348
Liabilities held for sale (2)	—	303,447	303,447
Accrued expenses and other liabilities	18,011	176,308	194,319
Long-term debt	—	75,437	75,437
Total liabilities assumed	$356,342	$585,369	$941,711

Net assets acquired	$90,921	$359,485	$450,406

Noncontrolling interests	$—	$42,168	$42,168
(1)All goodwill is attributed to the Asset Management reportable segment.
(2)Relates to the net operating assets of the wholesale operations of OpNet.
(3)Includes intangible assets acquired as part of the OpNet acquisition in the form of purchased technology, trademarks and trade names, and customer relationships. These intangible assets are being amortized over a finite life of up to 20 years.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Stratos Acquisition
We have historically held a 49.9% voting interest in Stratos. In March 2023, certain noteholders of Global Brokerage Inc. (“GLBR”) filed an involuntary bankruptcy petition against GLBR and its subsidiary, Global Brokerage Holdings LLC (“Holdings”), which holds a 50.1% voting equity interest in Stratos. On September 14, 2023, we completed a foreclosure on the collateral that GLBR had pledged to secure its obligations under a credit facility, which consisted of GLBR’s equity interest in Stratos. As a result of the foreclosure, we own 100% of the outstanding interests of Stratos; and Stratos has become a consolidated subsidiary. As of September 14, 2023, the assets, liabilities and results of operations of Stratos are included in our consolidated financial statements.
In connection with the acquisition of the additional 50.1% interests in Stratos, we extinguished our senior secured term loan to Stratos of $39.2 million and recognized a gain of $5.6 million reflected in Principal transactions revenues. Additionally, we remeasured our previously existing 49.9% interest at fair value and recognized a loss of $4.7 million, in Other revenues, representing the excess of the carrying value of the 49.9% interest of our $47.9 million equity method investment over its fair value at the date of acquisition. The fair value of the previously existing equity interest was measured using an income approach based on estimates of future expected cash flows applying a risk-adjusted discount rate of 24.5%. Critical estimates to derive future expected cash flows includes the use of projected revenues and expenses, applicable tax rates and depreciation factors with the risk-adjusted discount rate based upon an estimated weighted average cost of capital for the acquired business.
No consideration, other than the nonmonetary exchange of our senior secured term loan, was transferred in connection with the foreclosure, which resulted in us obtaining 100% ownership of the outstanding interests of Stratos. In applying acquisition accounting, we estimated the overall enterprise fair value of Stratos consistent with the methodology utilized to fair value our previously existing 49.9% equity interest. The enterprise fair value was allocated based on the fair values of the acquired assets and assumed liabilities resulting in a gain of $0.9 million and goodwill of $5.5 million.
The results of Stratos’ operations have been included in our Consolidated Statements of Earnings for the period from the date of acquisition of September 14, 2023 through the year ended November 30, 2023 and constitute net revenues and net losses of $21.2 million and $(1.3) million, respectively.
OpNet Acquisition
We own 47.4% of the common shares and 50.0% of the voting rights of OpNet and various classes of convertible preferred stock issued by OpNet (the “preferred shares”). On November 30, 2023, we provided notice of our intent to convert certain classes of our preferred shares into common shares and, as a result, we will obtain control of OpNet. Upon the conversion, we will hold in excess of 50.0% of OpNet’s common shares and the aggregate voting rights over OpNet. Additionally, in December 2023, we exchanged €115.1 million of our shareholder loans for additional preferred shares at a price per share of €10.00.
OpNet has been considered to be a variable interest entity. As of November 30, 2023, we have determined that we are the primary beneficiary of OpNet and, accordingly, consolidate OpNet. The assets and liabilities of OpNet are included in our consolidated financial statements at November 30, 2023. The initial consolidation of a variable interest entity is accounted for under the acquisition method of accounting and at November 30, 2023, we remeasured our previously existing interests at fair value and recognized a gain of $115.8 million, representing the excess of the fair value of our previously existing interests over the carrying value of our investment of $201.6 million at November 30, 2023. The fair value of the previously existing interests was measured based on an estimate of what could be recognized in a sale transaction for certain net operating assets of OpNet which have been classified as held for sale and OpNet’s percentage ownership of Tessellis common shares based on the publicly listed exchange price of Tessellis on November 30, 2023. No consideration was transferred in connection with the consolidation.
The remaining identifiable assets and assumed liabilities of OpNet primarily represent the assets and liabilities of Tessellis. An enterprise value for Tessellis was estimated based on its market capitalization at November 30, 2023, which was then allocated to the identifiable assets, including intangible assets, liabilities, and noncontrolling interests of the entity using an income approach, which calculates the present value of the estimated economic benefit of future cash flows, in order to determine the fair value of the identified customer relationships and Tessellis trade name. Property and equipment and developed technology assets were valued using a replacement cost methodology. Critical estimates included future expected cash flows, including forecasted revenues and expenses, and applicable discount rates. Discount rates used to compute the present value of expected net cash flows were based upon estimated weighted average cost of capital. The allocation of the purchase price resulted in the recognition of goodwill relating to Tessellis of $127.1 million. We are in the process of obtaining additional information relating to the intangible assets identified for Tessellis and may adjust amounts allocated to these assets and the goodwill recognized upon completion of our assessment in subsequent reporting periods.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5. Assets Held for Sale
Foursight
On November 20, 2023, we entered into an agreement to sell all of our membership interests in Foursight. We expect the sale to close during January 2024. At November 30, 2023, all of the assets and liabilities of Foursight have been classified as held for sale and consist of the following major classes of assets and liabilities (in thousands):

November 30, 2023
Assets held for sale:
Cash and cash equivalents	$3,555
Other receivables	1,478
Premises and equipment, net	1,175
Operating lease assets	7,635
Goodwill (1)	24,000
Other assets (2)	928,808
Total assets held for sale	$966,651

Liabilities held for sale:
Other secured financings	$700,615
Lease liabilities	8,821
Accrued expenses and other liabilities	11,503
Long-term debt	149,262
Total liabilities held for sale	$870,201
(1)Goodwill was allocated based on the relative fair values of the applicable reporting units prior to being reclassified as held for sale.
(2)Includes $850.8 million of automobile loan receivables and $42.1 million in deposits required under Foursight’s warehouse credit facilities and amounts collected on pledged automobile loan receivables yet to be distributed.
OpNet
At November 30, 2023, we have classified certain net operating assets of OpNet as held for sale in our Consolidated Statements of Financial Condition. The net operating assets that are classified as held for sale are recognized at their estimated fair values at November 30, 2023 pursuant to the step-acquisition accounting related to our interests in OpNet. See Note 4, Business Acquisitions for further information.
The major components of the held for sale assets and liabilities in the disposal group primarily consist of intangible assets relating to radio frequency networks, customer relationships and other branding rights. The liabilities held for sale consist primarily of OpNet’s outstanding publicly listed notes with an estimated fair value of $159.0 million. The fair value of the intangible assets is based on the estimated sale price of the disposal group and the fair value of the publicly listed notes are based on observations of quoted transaction prices at November 30, 2023.
Effective with the designation of the disposal group as held for sale on November 30, 2023, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 6. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $1.21 billion and $1.29 billion at November 30, 2023 and 2022, respectively, by level within the fair value hierarchy (in thousands):

	November 30, 2023 (1)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$3,831,698	$211,182	$181,294	$—	$4,224,174
Corporate debt securities	—	4,921,222	26,112	—	4,947,334
Collateralized debt obligations and collateralized loan obligations	—	869,246	64,862	—	934,108
U.S. government and federal agency securities	3,563,164	65,566	—	—	3,628,730
Municipal securities	—	223,502	—	—	223,502
Sovereign obligations	1,051,494	609,452	—	—	1,660,946
Residential mortgage-backed securities	—	2,048,309	20,871	—	2,069,180
Commercial mortgage-backed securities	—	344,902	508	—	345,410
Other asset-backed securities	—	255,048	117,661	—	372,709
Loans and other receivables	—	1,320,217	130,101	—	1,450,318
Derivatives	314	3,649,814	8,336	(3,107,620)	550,844
Investments at fair value	—	—	130,835	—	130,835
Total financial instruments owned, excluding Investments at fair value based on NAV	$8,446,670	$14,518,460	$680,580	$(3,107,620)	$20,538,090
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$110,198	$—	$—	$—	$110,198
Securities received as collateral	8,800	—	—	—	8,800

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,235,049	$83,180	$676	$—	$2,318,905
Corporate debt securities	—	2,842,776	124	—	2,842,900
Collateralized debt obligations and collateralized loan obligations	—	36	—	—	36
U.S. government and federal agency securities	2,957,787	—	—	—	2,957,787
Sovereign obligations	1,229,795	579,302	—	—	1,809,097
Residential mortgage-backed securities	—	463	—	—	463
Commercial mortgage-backed securities	—		840	—	840
Loans	—	173,828	1,521	—	175,349
Derivatives	54	3,851,004	59,291	(2,764,572)	1,145,777
Total financial instruments sold, not yet purchased	$6,422,685	$7,530,589	$62,452	$(2,764,572)	$11,251,154
Other secured financings	—	—	3,898	—	3,898
Obligation to return securities received as collateral	8,800	—	—	—	8,800
Long-term debt	—	963,846	744,597	—	1,708,443
(1)Excludes amounts for financial instruments reclassified to Assets held for sale and Liabilities held for sale. See Note 5, Assets Held for Sale.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	November 30, 2023
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$341,530	$—
Equity Funds (3)	55,701	37,534
Commodity Fund (4)	21,747	—
Multi-asset Funds (5)	357,445	—
Other Funds (6)	432,960	132,662
Total	$1,209,383	$170,196

	November 30, 2022
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$441,229	$—
Equity Funds (3)	73,176	36,861
Commodity Fund (4)	24,283	—
Multi-asset Funds (5)	401,655	—
Other Funds (6)	353,621	53,994
Total	$1,293,964	$90,855
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)Includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At November 30, 2023 and 2022, approximately 49% and 58%, respectively, are redeemable quarterly with 90 days prior written notice and 8% and 6%, respectively, are redeemable quarterly with 60 days prior written notice. The remaining balance at November 30, 2023 and 2022, cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023 or August 31, 2025.
(3)Includes investments in equity funds that invest in the equity of various U.S. and foreign private companies in a broad range of industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to eleven years.
(4)Includes investments in a hedge fund that invests, long and short, primarily in commodities. These investments are redeemable quarterly with 60 days prior written notice.
(5)Includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At November 30, 2023 and 2022, investments representing approximately 83% and 78%, respectively, of the fair value of investments are redeemable monthly with 60 days prior written notice. At November 30, 2023 and 2022, approximately 13% and 15%, respectively, of the fair value of investments are redeemable quarterly with 90 days prior written notice.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Long-term Debt
Long-term debt includes variable rate, fixed-to-floating rate, equity-linked notes, constant maturity swap, digital, callable, collared floating rate and Bermudan structured notes. These are valued using various valuation models that incorporate our own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy where market trades have been observed during the period or model pricing is available, otherwise the notes are categorized within Level 3.
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2023 (in thousands):

									For instruments still held at November 30, 2023, changes in unrealized gains/(losses) included in:
	Balance at November 30, 2022	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2023	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$240,347	$(65,037)	$7,865	$(1,228)	$—	$—	$(653)	$181,294	$(11,007)	$—
Corporate debt securities	30,232	1,749	4,132	(18,325)	(200)	—	8,524	26,112	(703)	—
CDOs and CLOs	55,824	31,218	51,632	(3,199)	(56,624)	—	(13,989)	64,862	(10,774)	—
RMBS	27,617	(5,709)	10	—	(247)	—	(800)	20,871	(1,775)	—
CMBS	839	(331)	—	—	—	—	—	508	(327)	—
Other ABS	94,677	(17,800)	71,261	(37,088)	(26,936)	—	33,547	117,661	(20,678)	—
Loans and other receivables	168,875	10,995	55,520	(42,999)	(46,383)	—	(15,907)	130,101	4,168	—
Investments at fair value	161,992	83,382	8,852	(15,080)	(107,963)	—	(348)	130,835	(5,762)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$750	$348	$(1,477)	$1,055	$—	$—	$—	$676	$284	$—
Corporate debt securities	500	(35)	(187)	—	—	—	(154)	124	29	—
CMBS	490	—	—	350	—	—	—	840	—	—
Loans	3,164	(114)	(1,655)	126	—	—	—	1,521	(992)	—
Net derivatives (2)	59,524	(10,405)	(527)	170	(3,496)	2,158	3,531	50,955	6,760	—
Other secured financings	1,712	2,186	—	—	—	—	—	3,898	(2,186)
Long-term debt	661,123	70,945	—	—	—	17,140	(4,611)	744,597	(28,327)	(59,706)
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes within Long-term debt are presented net of tax in our Consolidated Statements of Comprehensive Income.
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2023
During the year ended November 30, 2023, transfers of assets of $88.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Other ABS of $57.8 million, loans and other receivables of $16.5 million, corporate debt securities of $8.9 million and corporate equity securities of $5.3 million due to reduced pricing transparency.
During the year ended November 30, 2023, transfers of assets of $78.2 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $32.4 million, other ABS of $24.3 million, CDOs and CLOs of $14.0 and corporate equity securities of $6.0 million due to greater pricing transparency.
During the year ended November 30, 2023, transfers of liabilities of $60.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
•Net derivatives of $35.6 million and structured notes within long-term debt of $25.2 million due to reduced pricing and market transparency.
During the year ended November 30, 2023, transfers of liabilities of $62.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $32.0 million and structured notes within long-term debt of $29.8 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $38.5 million and net losses on Level 3 liabilities were $62.9 million for the year ended November 30, 2023. Net gains on Level 3 assets were primarily due to increased market values in investments at fair value, CDOs and CLOs and loans and other receivables, partially offset by decreases in corporate equity securities and other ABS. Net losses on Level 3 liabilities were primarily due to increased market valuations of certain structured notes within long-term debt, partially offset by decreases in certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2022 (in thousands):

									For instruments still held at November 30, 2022, changes in unrealized gains/(losses) included in:
	Balance at November 30, 2021	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2022	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$118,489	$(645)	$171,700	$(62,474)	$(298)	$—	$13,575	$240,347	$7,286	$—
Corporate debt securities	11,803	946	18,686	(23,964)	(9)	—	22,770	30,232	(2,087)	—
CDOs and CLOs	31,946	7,099	44,995	(22,600)	(16,634)	—	11,018	55,824	(10,938)	—
RMBS	1,477	(13,210)	35,774	(372)	(240)	—	4,188	27,617	(7,728)	—
CMBS	2,333	(733)	—	(749)	—	—	(12)	839	(703)	—
Other ABS	93,524	(6,467)	74,353	(20,362)	(39,647)	—	(6,724)	94,677	(26,982)	—
Loans and other receivables	178,417	(1,912)	45,536	(33,692)	(48,218)	—	28,744	168,875	(11,610)	—
Investments at fair value	154,373	46,735	74,984	(74,742)	(15,951)	—	(23,407)	161,992	33,294	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,635	$(3,611)	$(815)	$4,858	$—	$—	$(4,317)	$750	$2,382	$—
Corporate debt securities	482	88	(70)	—	—	—	—	500	(88)	—
CMBS	210	—	—	280	—	—	—	490	—	—
Loans	9,925	1,197	(5,173)	—	96	—	(2,881)	3,164	(2,484)	—
Net derivatives (2)	67,769	(181,750)	(1,559)	1,285	—	28,436	145,343	59,524	168,304	—
Other secured financings	25,905	(650)	—	—	(23,543)	—	—	1,712	650	—
Long-term debt	881,732	(280,967)	—	—	(3,919)	83,874	(19,597)	661,123	239,400	41,567
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes within Long-term debt are presented net of tax in our Consolidated Statements of Comprehensive Income.
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
During the year ended November 30, 2022, transfers of assets of $61.5 million from Level 3 to Level 2 are primarily attributed to:
•Other ABS of $29.3 million, investments at fair value of $23.4 million, loans and other receivables of $4.5 million and corporate equity securities of $4.3 million due to greater pricing transparency supporting classification into Level 2.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2021 (in thousands):

									For instruments still held at November 30, 2021, changes in unrealized gains/(losses) included in:
	Balance at November 30, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2021	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$116,089	$19,213	$8,778	$(34,307)	$(49)	$—	$8,765	$118,489	$11,589	$—
Corporate debt securities	23,146	1,565	11,161	(7,978)	(1,417)	—	(14,674)	11,803	1,724	—
CDOs and CLOs	17,972	8,092	32,618	(27,332)	(5,042)	—	5,638	31,946	(4,390)	—
RMBS	21,826	(243)	708	(1,183)	(354)	—	(19,277)	1,477	(131)	—
CMBS	2,003	(1,694)	2,445	(393)	(13)	—	(15)	2,333	(733)	—
Other ABS	79,995	5,335	65,277	(21,727)	(45,397)	—	10,041	93,524	(14,471)
Loans and other receivables	186,568	1,250	50,167	(55,848)	(20,442)	—	16,722	178,417	(4,905)	—
Investments, at fair value	213,946	112,012	22,957	(47,243)	(9,809)	—	(137,490)	154,373	25,723	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,434	$(83)	$(21)	$318	$—	$—	$(13)	$4,635	$83	$—
Corporate debt securities	141	1,205	(815)	—	(49)	—	—	482	(139)	—
CMBS	35	—	(35)	210	—	—	—	210	—	—
Loans	6,913	3,384	(469)	220	—	—	(123)	9,925	(1,523)	—
Net derivatives (2)	26,017	7,246	—	—	(1,491)	44,453	(8,456)	67,769	(7,371)	—
Other secured financings	1,543	(649)	—	—	—	25,011	—	25,905	649	—
Long-term debt	676,028	(22,132)	—	—	—	169,975	57,861	881,732	85,260	(63,126)
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes within long-term debt are presented net of tax in our Consolidated Statements of Comprehensive Income.
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2021
During the year ended November 30, 2021, transfers of assets of $21.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Other ABS of $10.2 million, CDOs and CLOs of $7.6 million and corporate debt securities of $3.3 million due to reduced price transparency.
During the year ended November 30, 2021, transfers of assets of $168.7 million from Level 3 to Level 2 are primarily attributed to:
•Investments at fair value of $137.5 million, RMBS of $19.3 million, corporate debt securities of $17.9 million and corporate equity securities of $5.4 million due to greater pricing transparency supporting classification into Level 2.
During the year ended November 30, 2021, transfers of liabilities of $74.3 million from Level 2 to Level 3 are primarily attributed to:
•Structured notes within long-term debt of $57.9 million and net derivatives of $16.2 million due to reduced market and pricing transparency.
During the year ended November 30, 2021, transfers of liabilities of $24.7 million from Level 3 to Level 2 are primarily attributed to:
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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2023 and 2022
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2023
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$181,294
Non-exchange-traded securities		Market approach	Price	$0	-	$325	$59
Corporate debt securities	$26,112	Market approach	Price	$40	-	$94	$50
		Discounted cash flows	Discount rate/yield	11%			—
		Scenario analysis	Estimated recovery percentage	4%			—
CDOs and CLOs	$64,862	Discounted cash flows	Constant prepayment rate	15%	-	20%	19.2
			Constant default rate	2%			—
			Loss severity	35%	-	40%	36%
			Discount rate/yield	21%	-	26%	24%
		Market approach	Price	$48	-	$100	$88
CMBS	$508	Scenario analysis	Estimated recovery percentage	28%			—
Other ABS	$102,423	Discounted cash flows	Discount rate/yield	10%	-	21%	18%
			Cumulative loss rate	9%	-	32%	25%
			Duration (years)	1.1	-	2.2	1.7
		Market approach	Price	$100			—
Loans and other receivables	$130,101	Market approach	Price	$82	-	$157	$127
		Scenario analysis	Estimated recovery percentage	7%	-	73%	40%
Derivatives	$2,395
Equity options		Volatility benchmarking	Volatility	60%			—
Investments at fair value	$127,237
Private equity securities		Market approach	Price	$1	-	$6,819	$484
			Discount rate/yield	28%			—
			Revenue	$30,538,979			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities	$124	Scenario analysis	Estimated recovery percentage	4%			—
Loans	$1,521	Market approach	Price	$101			—
Derivatives	$56,779
Equity options		Volatility benchmarking	Volatility	31%	-	87%	42%
Embedded options		Market approach	Basis points upfront	0.4	-	25.5	17.9
Other secured financings	$3,898	Scenario analysis	Estimated recovery percentage	18%	-	73%	53%
Long-term debt	$744,597
Structured notes		Market approach	Price	$57	-	$114	$78
			Price	€60	-	€103	€84

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2022
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$240,347
Non-exchange-traded securities		Market approach	Price	$0	-	$325	$43
Corporate debt securities	$30,232	Market approach	Price	$48	-	$82	$65
			EBITDA multiple	4.2			—
		Scenario analysis	Estimated recovery percentage	7%			—
CDOs and CLOs	$55,824	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%	-	3%	2%
			Loss severity	30%	-	40%	32%
			Discount rate/yield	18%	-	23%	22%
		Market approach	Price	$67	-	$102	$89
		Scenario analysis	Estimated recovery percentage	69%			—
CMBS	$839	Scenario analysis	Estimated recovery percentage	45%			—
Other ABS	$55,858	Discounted cash flows	Discount rate/yield	6%	-	20%	17%
			Cumulative loss rate	8%	-	22%	19%
			Duration (years)	0.8	-	1.6	1.2
Loans and other receivables	$168,875	Market approach	Price	$1	-	$150	$82
		Scenario analysis	Estimated recovery percentage	6%	-	78%	30%
Investments at fair value	$159,304
Private equity securities		Market approach	Price	$0	-	$14,919	$604
			Discount rate/yield	23%			—
			Revenue	$30,194,338			—
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$65,841
Equity options		Volatility benchmarking	Volatility	26%	-	75%	51%
Other secured financings	$1,712	Scenario analysis	Estimated recovery percentage	9%	-	30%	23%
Long-term debt	$661,123
Structured notes		Market approach	Price	$51	-	$97	$64
			Price	€59	-	€99	€77
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2023 and 2022, asset exclusions consisted of $45.6 million and $80.2 million, respectively, primarily composed of RMBS, other ABS, certain derivatives and investments at fair value. At November 30, 2023 and 2022, liability exclusions consisted of $4.0 million and $9.6 million, respectively, primarily composed of corporate equity securities, corporate debt securities, CMBS, loans and certain derivatives.
Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, loans and other receivables, other ABS, private equity securities, certain derivatives and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate debt would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the revenue multiple related to private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/security yield related to private equity securities would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of options.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
•Loans and other receivables, corporate debt securities, CDOs and CLOs, CMBS and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument.
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
The following is a summary of gains (losses) due to changes in fair value related to instrument-specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt measured at fair value under the fair value option (in thousands):

	Year Ended November 30,
	2023	2022	2021
Financial instruments owned:
Loans and other receivables	$46,421	$(20,529)	$11,682
Financial instruments sold, not yet purchased:
Loans	—	—	1,077
Other secured financings:
Other changes in fair value (2)	(2,186)	695	650
Long-term debt:
Changes in instrument-specific credit risk (1)	(106,801)	63,344	(113,027)
Other changes in fair value (2)	21,373	345,050	108,739
(1)Changes in fair value of structured notes related to instrument-specific credit risk are presented net of tax in our Consolidated Statements of Comprehensive Income.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	November 30,
	2023	2022
Financial instruments owned:
Loans and other receivables (1)	$2,344,468	$2,144,632
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	259,354	181,766
Long-term debt	294,356	369,990
Other secured financings	1,377	3,563
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $187.4 million and $83.4 million at November 30, 2023 and 2022, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $98.1 million and $69.2 million at November 30, 2023 and 2022, respectively, which includes loans and other receivables 90 days or greater past due of $37.6 million and $65.1 million at November 30, 2023 and 2022, respectively.
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. The following table presents those assets measured at fair value on a non-recurring basis for which we recognized a non-recurring fair value adjustment during the years ended November 30, 2023, 2022 and 2021 (in thousands):

November 30, 2023	Level 2	Level 3	Impairment Losses
Exchange ownership interests and registrations (1)	$—	$—	$78
Investments in and loans to related parties (2)	—	—	57,248
Other assets (3)	—	1,755	2,101

November 30, 2022	Level 2	Level 3	Impairment Losses
Exchange ownership interests and registrations (1)	$—	$—	$39
Investments in and loans to related parties (4)	—	106,172	27,119
Other assets (5)	—	1,709	6,701

November 30, 2021	Level 2	Level 3	Impairment Losses
Exchange ownership interests and registrations (1)	$1,935	$—	$66
(1)These impairment losses, which represent ownership interests in market exchanges on which trading business is conducted, and registrations, were recognized in Other expenses in our Consolidated Statements of Earnings and the assets were in the Investment Banking and Capital Markets reportable business segment. The fair value is based on observed quoted sales prices for each individual membership. See Note 13, Goodwill and Intangible Assets.
(2)These impairment losses, which are related to an equity method investment, were recognized in Other revenues in our Consolidated Statements of Earnings and the asset was in the Asset Management reportable business segment. Fair value was based on our best estimate of what could be recognized in a sale transaction for the investment.
(3)These impairment losses, which are related to real estate held for development, were recognized in Other revenues in our Consolidated Statements of Earnings and are held in the Asset Management reportable business segment. Fair value was based on estimated future cash flows using discounts rates ranging from 10.0% to 14.0%.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(4)These impairment losses, which are related to certain equity method investments, were recognized in Other revenues in our Consolidated Statements of Earnings and the assets were in the Asset Management reportable business segment. The fair values were based on estimated future cash flows using discount rates ranging from 10.0% to 23.0%. See Note 11, Investments.
(5)These impairment losses, which relate to a real estate property, were recognized in Other expenses in our Consolidated Statements of Earnings and the assets were in the Asset Management reportable business segment. The fair values were based on estimated future cash flows discounted at 12.0%.
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
Additionally, at November 30, 2023 and 2022, we had equity securities without readily determinable fair values, which we account for at cost, minus impairment, of $0.0 million and $37.0 million, respectively, which are presented within Other assets in the Consolidated Statements of Financial Condition. Gains (losses) of $(122.2) million, $3.6 million and $0.8 million were recognized on these investments during the years ended November 30, 2023, 2022 and 2021, respectively. Impairments and downward adjustments on these investments during the year ended November 30, 2023 were $80.3 million. There were no impairments and downward adjustments on these investments during the years ended November 30, 2022 and 2021. These investments would generally be presented within Level 3 of the fair value hierarchy.

Note 7. Derivative Financial Instruments
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
See Note 6, Fair Value Disclosures, and Note 24, Commitments, Contingencies and Guarantees for additional disclosures about derivative financial instruments.
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
In connection with our derivative activities, we may enter into International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties. See Note 2, Summary of Significant Accounting Policies for additional information regarding the offsetting of derivative contracts.
The following tables present the fair value and related number of derivative contracts at November 30, 2023 and 2022 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2023 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$6,070	3
Foreign exchange contracts:
Bilateral OTC	259	1	19,638	3
Total derivatives designated as accounting hedges	259		25,708
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	316	88,354	63	67,643
Cleared OTC	1,156,937	4,415	1,185,503	4,544
Bilateral OTC	893,983	1,179	1,266,506	786
Foreign exchange contracts:
Exchange-traded	—	—	—	4
Bilateral OTC	147,470	66,254	129,770	38,585
Equity contracts:
Exchange-traded	678,542	1,180,832	393,220	1,174,298
Bilateral OTC	715,754	31,116	850,088	16,234
Commodity contracts:
Exchange-traded	59	735	33	940
Bilateral OTC	5,662	15,497	1,398	6,455
Credit contracts:
Cleared OTC	38,046	133	38,487	81
Bilateral OTC	21,436	22	19,573	29
Total derivatives not designated as accounting hedges	3,658,205		3,884,641
Total gross derivative assets/liabilities:
Exchange-traded	678,917		393,316
Cleared OTC	1,194,983		1,230,060
Bilateral OTC	1,784,564		2,286,973
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(384,392)		(384,392)
Cleared OTC	(1,189,517)		(1,189,513)
Bilateral OTC	(1,533,711)		(1,190,667)
Net amounts per Consolidated Statements of Financial Condition (4)	$550,844		$1,145,777
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Year Ended November 30,
Gains (Losses)	2023	2022	2021
Interest rate swaps	$(78,766)	$(212,280)	$(41,845)
Long-term debt	21,638	219,143	58,507
Total	$(57,128)	$6,863	$16,662
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Year Ended November 30,
Gains (Losses)	2023	2022	2021
Foreign exchange contracts	$(49,060)	$116,876	$19,008
Total	$(49,060)	$116,876	$19,008
The following table presents unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Year Ended November 30,
Gains (Losses)	2023	2022	2021
Interest rate contracts	$215,856	$(154,378)	$(48,510)
Foreign exchange contracts	46,744	(164,729)	(10,152)
Equity contracts	(99,968)	(29,740)	(427,593)
Commodity contracts	4,089	(43,106)	(28,012)
Credit contracts	(10,983)	15,612	653
Total	$155,738	$(376,341)	$(513,614)
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at November 30, 2023 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$5,611	$—	$—	$—	$5,611
Equity options and forwards	164,590	25,482	—	(38,890)	151,182
Credit default swaps	—	229	15,098	(351)	14,976
Total return swaps	101,198	124,491	506	(3,034)	223,161
Foreign currency forwards, swaps and options	63,933	8,652	—	—	72,585
Fixed income forwards	606	—	—	—	606
Interest rate swaps, options and forwards	143,716	609,292	43,029	(164,641)	631,396
Total	$479,654	$768,146	$58,633	$(206,916)	1,099,517
Cross-product counterparty netting					(42,344)
Total OTC derivative assets included in Financial instruments owned					$1,057,173
(1)At November 30, 2023, we held net exchange-traded derivative assets and other credit agreements with a fair value of $294.5 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At November 30, 2023, cash collateral received was $800.9 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$1,387	$—	$—	$—	$1,387
Equity options and forwards	53,109	320,881	6,484	(38,890)	341,584
Credit default swaps	743	936	674	(351)	2,002
Total return swaps	63,726	104,422	—	(3,034)	165,114
Foreign currency forwards, swaps and options	65,805	8,452	—	—	74,257
Fixed income forwards	14,112	—	—	—	14,112
Interest rate swaps, options and forwards	161,035	484,622	557,539	(164,641)	1,038,555
Total	$359,917	$919,313	$564,697	$(206,916)	1,637,011
Cross-product counterparty netting					(42,344)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,594,667
(1)At November 30, 2023, we held net exchange-traded derivative liabilities with a fair value of $8.9 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At November 30, 2023, cash collateral pledged was $457.8 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at November 30, 2023 (in thousands):

Counterparty credit quality (1):
A- or higher	$561,329
BBB- to BBB+	73,889
BB+ or lower	234,087
Unrated	187,868
Total	$1,057,173
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
Credit Related Derivative Contracts
The following tables present external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	November 30, 2023
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$1,451.5	$893.9	$—	$2,345.4

	November 30, 2022
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$207.9	$515.8	$—	$723.7
Single name credit default swaps	—	—	0.2	0.2
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

	November 30,
	2023	2022
Derivative instrument liabilities with credit-risk-related contingent features	$139.5	$226.5
Collateral posted	(97.6)	(168.8)
Collateral received	71.0	177.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	112.9	235.0
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 8. Collateralized Transactions
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
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value by class of collateral pledged (in thousands):

	November 30, 2023
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,221,456	$627,029	$4,347	$1,852,832
Corporate debt securities	576,449	4,297,933	—	4,874,382
Mortgage-backed and asset-backed securities	—	1,950,908	—	1,950,908
U.S. government and federal agency securities	39,151	9,474,205	3,429	9,516,785
Municipal securities	—	141,091	—	141,091
Sovereign obligations	3,462	2,511,560	1,024	2,516,046
Loans and other receivables	—	838,468	—	838,468
Total	$1,840,518	$19,841,194	$8,800	$21,690,512

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2022
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$967,800	$471,581	$—	$1,439,381
Corporate debt securities	332,204	2,210,934	—	2,543,138
Mortgage-backed and asset-backed securities	—	1,192,265	—	1,192,265
U.S. government and federal agency securities	66,021	6,203,263	100,362	6,369,646
Municipal securities	—	535,619	—	535,619
Sovereign obligations	—	2,450,880	—	2,450,880
Loans and other receivables	—	538,491	—	538,491
Total	$1,366,025	$13,603,033	$100,362	$15,069,420
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value by remaining contractual maturity (in thousands):

	November 30, 2023
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,068,665	$—	$244,158	$527,695	$1,840,518
Repurchase agreements	10,548,263	2,442,446	1,939,891	4,910,594	19,841,194
Obligation to return securities received as collateral, at fair value	8,800	—	—	—	8,800
Total	$11,625,728	$2,442,446	$2,184,049	$5,438,289	$21,690,512

	November 30, 2022
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$808,472	$—	$273,865	$283,688	$1,366,025
Repurchase agreements	6,930,667	1,521,629	2,262,705	2,888,032	13,603,033
Obligation to return securities received as collateral, at fair value	100,362	—	—	—	100,362
Total	$7,839,501	$1,521,629	$2,536,570	$3,171,720	$15,069,420
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2023 and 2022, the approximate fair value of securities received as collateral by us that may be sold or repledged was $33.99 billion and $26.82 billion, respectively. At November 30, 2023 and 2022, a substantial portion of the securities received by us had been sold or repledged.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Offsetting of Securities Financing Agreements
To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). See Note 2, Summary of Significant Accounting Policies for additional information regarding the offsetting of securities financing agreements.
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

	November 30, 2023
	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,192,091	$—	$7,192,091	$(327,723)	$(1,642,946)	$5,221,422
Reverse repurchase agreements	14,871,137	(8,920,588)	5,950,549	(1,304,009)	(4,582,621)	63,919
Securities received as collateral, at fair value	8,800	—	8,800	—	(8,800)	—
Liabilities:
Securities lending arrangements	$1,840,518	$—	$1,840,518	$(327,723)	$(1,396,069)	$116,726
Repurchase agreements	19,841,194	(8,920,588)	10,920,606	(1,304,009)	(9,035,403)	581,194
Obligation to return securities received as collateral, at fair value	8,800	—	8,800	—	(8,800)	—

	November 30, 2022
	Gross Amounts	Netting in Consolidated Statements of Financial Condition	Net Amounts in Consolidated Statements of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$5,831,148	$—	$5,831,148	$(285,361)	$(1,381,404)	$4,164,383
Reverse repurchase agreements	10,697,382	(6,150,691)	4,546,691	(550,669)	(3,954,525)	41,497
Securities received as collateral, at fair value	100,362	—	100,362	—	(100,362)	—
Liabilities:
Securities lending arrangements	$1,366,025	$—	$1,366,025	$(285,361)	$(1,054,228)	$26,436
Repurchase agreements	13,603,033	(6,150,691)	7,452,342	(550,669)	(6,374,480)	527,193
Obligation to return securities received as collateral, at fair value	100,362	—	100,362	—	(100,362)	—
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(3)Includes $5.17 billion of securities borrowing arrangements, for which we have received securities collateral of $5.04 billion, and $505.0 million of repurchase agreements, for which we have pledged securities collateral of $520.4 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $4.12 billion of securities borrowing arrangements, for which we have received securities collateral of $4.02 billion, and $495.2 million of repurchase agreements, for which we have pledged securities collateral of $507.3 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations primarily consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.
The following table summarizes assets segregated or held in separate accounts included in our Consolidated Statements of Financial Condition (in thousands):

	November 30,
	2023	2022
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$1,414,593	$957,302
Securities purchased under agreements to resell (1)	45,490	—
Total	$1,460,083	$957,302
(1)Includes U.S. Treasury securities segregated for the exclusive benefit of customers under SEC’s Rule 15c3-3.

Note 9. Securitization Activities
We engage in securitization activities related to corporate loans, mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of VIEs; however, we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 10, Variable Interest Entities for further discussion on VIEs and our determination of the primary beneficiary.
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage-backed and other-asset backed securities or CLOs). These securities are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 6, Fair Value Disclosures and Note 2, Summary of Significant Accounting Policies.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Year Ended November 30,
	2023	2022	2021
Transferred assets	$8,664.5	$6,351.2	$10,487.3
Proceeds on new securitizations	8,639.6	6,402.6	10,488.6
Cash flows received on retained interests	22.8	31.7	21.8

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2023 and 2022.
The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30,
	2023		2022
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$5,595.1	$417.3	$219.8	$2.9
U.S. government agency CMBS	3,014.3	197.3	2,997.7	173.9
CLOs	6,323.8	23.3	5,140.5	31.9
Consumer and other loans	1,877.8	68.1	2,526.7	122.8
Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transactions and the size of the underlying assets supporting our retained interests and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included in total Financial instruments owned in our Consolidated Statements of Financial Condition.
Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs. To the extent we purchased securities through these market-making activities, and we are not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage-backed and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 10, Variable Interest Entities.

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at November 30, 2023 and 2022 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	November 30,
	2023		2022
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash	$—	$1.1	$—	$1.4
Financial instruments owned	—	7.8	—	7.1
Securities purchased under agreements to resell (1)	1,677.7	—	1,565.0	—
Receivables from brokers (2)	—	18.0	—	15.2
Assets held for sale (6)	815.6	578.8	—	—
Other assets (3)	—	147.9	798.8	88.3
Total assets	$2,493.3	$753.6	$2,363.8	$112.0
Financial instruments sold, not yet purchased	$—	$6.4	$—	$5.7
Other secured financings (4)	1,667.3	—	2,289.9	—
Liabilities held for sale (6)	769.2	303.4	—	—
Other liabilities (5)	10.5	249.7	4.6	37.6
Long-term debt	—	49.6	—	24.7
Total liabilities	$2,447.0	$609.1	$2,294.5	$68.0
(1)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, all of which are eliminated in consolidation.
(2)Approximately $1.4 million of the receivables from brokers at November 30, 2023 are with related consolidated entities, which are eliminated in consolidation.
(3)Approximately $56.1 million and $82.4 million of the other assets at November 30, 2023 and 2022, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $681.0 million and $253.8 million of the other secured financings at November 30, 2023 and 2022, respectively, are with related consolidated entities and are eliminated in consolidation.
(5)Approximately $247.9 million and $30.9 million of the other liabilities amounts at November 30, 2023 and 2022, respectively, are with related consolidated entities, which are eliminated in consolidation.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(6)Assets held for sale and Liabilities held for sale in our Consolidated Statements of Financial Condition as of November 30, 2023 relate to Foursight’s automobile financing vehicles, which are considered to be VIEs, and to the net operating assets of the wholesale operations of OpNet, which has been determined to be a VIE. Approximately $31.9 million of Assets held for sale and $5.3 million Liabilities held for sale are with related consolidated entities and are eliminated in consolidation. See Note 5, Assets Held for Sale.
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
We are the primary beneficiary of automobile loan financing vehicles to which we transfer automobile loans, act as servicer of the automobile loans for a fee and retain equity interests in the vehicles. The assets of these VIEs primarily consist of automobile loans, which as of November 30, 2022 were accounted for as loans held for investment at amortized cost included within Other assets on the Consolidated Statements of Financial Condition. The liabilities of these VIEs consist of notes issued by the VIEs, which as of November 30, 2022 were accounted for at amortized cost and included within Other secured financings on the Consolidated Statements of Financial Condition and do not have recourse to our general credit. The automobile loans are pledged as collateral for the related notes and available only for the benefit of the note holders. These assets and liabilities are included in Assets held for sale and Liabilities held for sale in our Consolidated Statements of Financial Condition as of November 30, 2023. See Note 5, Assets Held for Sale.
Other. We are the primary beneficiary of certain investment vehicles that we manage for external investors and certain investment vehicles set up for the benefit of our employees as well as investment vehicles managed by third parties where we have a controlling financial interest. The assets of these VIEs consist primarily of corporate equity securities and broker receivables. Our variable interests in these vehicles consist of equity securities, management and performance fees and revenue share. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.
We are the primary beneficiary of a real estate syndication entity that develops multi-family residential property and manages the property. The assets of the VIE consist primarily of real estate and its liabilities primarily consist of accrued expenses and long-term debt secured by the real estate property. Our variable interest in the VIE primarily consists of our limited liability company interest, a sponsor promote and development and asset management fees for managing the project.
During the fourth quarter of 2023 we became the primary beneficiary of OpNet’s wholesale wireless broadband business, which is classified as held for sale and was acquired during the fourth quarter of 2023. We also consolidate Tessellis, a company listed on the Italian stock exchange in which OpNet has a controlling financial interest. Tessellis is not considered to be a VIE. Refer to Note 4, Business Acquisitions for additional information.
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	November 30, 2023
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$913.3	$14.1	$4,414.0	$9,455.5
Asset-backed vehicles	661.7	—	661.7	3,734.8
Related party private equity vehicles	3.1	—	14.2	10.3
Other investment vehicles	1,071.2	—	1,233.7	15,059.2
Total	$2,649.3	$14.1	$6,323.6	$28,259.8

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2022
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$133.5	$1.4	$1,642.5	$7,705.3
Asset-backed vehicles	561.0	—	690.4	4,408.3
Related party private equity vehicles	24.8	—	35.5	69.1
Other investment vehicles	1,172.6	—	1,254.0	18,940.5
Stratos	94.8	—	94.8	389.6
Total	$1,986.7	$1.4	$3,717.2	$31,512.8
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
Related Party Private Equity Vehicles. We have committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 11, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At November 30, 2023 and 2022, our total equity commitment in the JCP Entities was $133.0 million, of which $122.6 million and $122.4 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $3.1 million and $24.8 million at November 30, 2023 and 2022, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Other Investment Vehicles. At November 30, 2023 and 2022, we had equity commitments to invest $1.26 billion and $1.14 billion, respectively, in various other investment vehicles, of which $1.10 billion and $1.06 billion was funded, respectively. The carrying value of our equity investments was $1.07 billion and $1.17 billion at November 30, 2023 and 2022, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
Stratos. We had equity interests in Stratos of $59.7 million at November 30, 2022 consisting of a 49.9% voting interest in Stratos and rights to a majority of all distributions in respect of the equity of Stratos, which was accounted for under the equity method of accounting and reported within Investments in and loans to related parties in the Consolidated Statements of Financial Condition. We also had a senior secured term loan to Stratos due May 6, 2023, which was accounted for at a fair value of $35.1 million, at November 30, 2022, and is reported within Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. As of November 30, 2022, Stratos was considered a VIE and our term loan and equity interest were variable interests. The assets of Stratos’ primarily consists of brokerage receivables, other financial instruments and operating assets as part of Stratos’ foreign exchange trading business. On September 14, 2023, we acquired the remaining equity interest in Stratos and extinguished the term loan, see Note 4, Business Acquisitions for further details. As of November 30, 2023, Stratos is a wholly-owned subsidiary and is not considered to be a VIE based on our controlling equity ownership interest.
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
At November 30, 2023 and 2022, we held $1.89 billion and $1.47 billion of agency mortgage-backed securities, respectively, and $261.2 million and $180.6 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 11. Investments
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

	November 30,
	2023	2022
Total Investments in and loans to related parties	$1,239.3	$1,426.8

	Year Ended November 30,
	2023	2022	2021
Total equity method pickup earnings (losses) recognized in Other revenues in our Consolidated Statements of Earnings	$(192.2)	$(36.3)	$149.9
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized information provided for these investees is based on the latest financial information available as of November 30, 2023, 2022 and 2021, respectively.
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
At November 30, 2023, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At November 30, 2023, our remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2024 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at November 30, 2023. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2024 with automatic one year extensions absent a 60 days termination notice by either party. At November 30, 2023, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Year Ended November 30,
	2023	2022	2021
Interest income	$—	$0.4	$1.5
Unfunded commitment fees	1.2	1.2	1.2

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following is a summary of selected financial information for Jefferies Finance (in millions):

	November 30,
	2023	2022
Total assets	$5,598.2	$6,763.0
Total liabilities	4,352.0	5,490.1

	November 30,
	2022	2021
Our total equity balance	$630.1	$636.4

	Year Ended November 30,
	2023	2022	2021
Net earnings (losses)	$(12.5)	$(129.4)	$205.7
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Year Ended November 30,
	2023	2022	2021
Origination and syndication fee revenues (1)	$133.7	$194.7	$410.5
Origination fee expenses (1)	28.6	39.7	66.8
CLO placement fee revenues (2)	2.1	4.6	5.7
Investment fund placement fee revenues (3)	3.7	—	—
Underwriting fees (4)	—	—	2.5
Service fees (5)	100.1	94.7	85.1
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
(2)We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At November 30, 2023 and 2022, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition.
(3)We act as a placement agent for investment funds managed by Jefferies Finance, for which we recognized fees, which are included in Commissions and other fees in our Consolidated Statements of Earnings.
(4)We acted as underwriter in connection with term loans issued by Jefferies Finance.
(5)Under a service agreement, we charge Jefferies Finance for services provided.
In connection with non-U.S. dollar loans originated by Jefferies Finance to borrowers who are investment banking clients of ours, we have entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $3.5 million and $1.2 million at November 30, 2023 and 2022, respectively. At November 30, 2023 and 2022, payables to Jefferies Finance related to cash deposited with us and included in Payables to customers in our Consolidated Statements of Financial Condition, were $2.6 million and $0.5 million, respectively.

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
Commercial paper issued by Berkadia is supported by a $1.50 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At November 30, 2023, the aggregate amount of commercial paper outstanding was $1.47 billion.
The following is a summary of selected financial information for Berkadia (in millions):

	November 30,
	2023	2022
Total assets	$5,318.2	$4,436.0
Total liabilities	3,816.1	2,801.7
Total noncontrolling interest	612.8	690.1

	November 30,
	2023	2022
Our total equity balance	$400.9	$425.9

	Year Ended November 30,
	2023	2022	2021
Gross revenues	$1,120.2	$1,361.2	$1,262.4
Net earnings	120.4	276.5	290.3
Our share of net earnings	52.5	124.4	130.6
We received distributions from Berkadia on our equity interest as follows (in millions):

	Year Ended November 30,
	2023	2022	2021
Distributions (1)	$58.1	$69.8	$58.0
(1)In January 2024, we received a distribution of $3.7 million.
At November 30, 2023 and 2022, we had commitments to purchase $77.5 million and $237.4 million, respectively, of agency CMBS from Berkadia.
OpNet
We own approximately 47.4% of the common shares and 50.0% of the voting rights of OpNet. In addition to common stock, we own various classes of convertible preferred stock in OpNet, which will automatically convert to common shares in 2026. Prior to the acquisition and consolidation of OpNet in the fourth quarter of 2023, we accounted for our equity investment in OpNet under the equity method. Prior to consolidation, the convertible preferred instruments were measured at cost less impairment in prior reporting periods and had a carrying value of $0.0 million at November 30, 2022. We also hold common stock warrants and preferred stock warrants that prior to consolidation, were reported in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and had a fair value of $54.2 million at November 30, 2022. Additionally, we owned redeemable preferred stock and subordinated bonds issued by OpNet. Prior to consolidation, the redeemable preferred stock was reported in Other assets in our Consolidated Statements of Financial Condition and had a carrying value of $24.5 million at November 30, 2022. Prior to consolidation, the subordinated bonds were reported in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition with a fair value of $48.6 million at November 30, 2022. We have outstanding shareholder loans to OpNet, which prior to consolidation, were

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
reported within Investments in and loans to related parties in our Consolidated Statements of Financial Condition. The total carrying value of shareholder loans was $19.3 million at November 30, 2022.
We recognized equity method pickup losses of $(254.1) million, $(59.0) million and $(56.4) million for the years ended November 30, 2023, 2022 and 2021, respectively, in Other revenues in our Consolidated Statements of Earnings.
On August 31, 2023, we elected to measure all classes of convertible preferred stock in OpNet at fair value and reclassified all convertible preferred instruments from Other assets to Financial instruments owned, at fair value and recognized $90.8 million within Principal transactions in our Consolidated Statements of Earnings during the year ended 2023. On November 30, 2023, we provided notice of our intent to convert certain classes of our preferred shares into common shares and, as a result, we obtained control of OpNet. Upon the conversion, we will hold in excess of 50.0% of OpNet’s common shares and the aggregate voting rights over OpNet. As of November 30, 2023, we have consolidated OpNet (refer to Note 4, Business Acquisitions for further information) and the assets and liabilities of OpNet are included in our consolidated financial statements at November 30, 2023. We consolidate OpNet’s wholesale business, which is considered to be a VIE and is classified as held for sale at November 30, 2023. We also consolidate Tessellis, a subsidiary of OpNet, which is not considered to be a VIE. Refer to Note 4, Business Acquisitions and Note 10, Variable Interest Entities for further information.
During the year ended 2023, we contributed $167.2 million to OpNet through direct subscription, settlement of subscription advances, and conversion of a shareholder loan. We have agreed to provide additional financial support, if necessary, to meet certain funding needs of OpNet through June 2024.
The following is a summary of selected financial information for OpNet (in millions):

November 30, 2022
Total assets	$1,050.8
Total liabilities	935.2

November 30, 2022
Our total equity balance	$—

	Year Ended November 30,
	2023	2022	2021
Net losses	$(278.3)	$(88.6)	$(90.5)
As of November 30, 2023, the assets and liabilities of OpNet are consolidated within our consolidated financial statements and the revenues and expenses of OpNet will be included within our Consolidated Statements of Earnings beginning December 1, 2024.
Stratos
We had a 49.9% voting interest in Stratos and had the ability to significantly influence Stratos through our seats on the board of directors. On September 14, 2023, we acquired the additional 50.1% voting interest in Stratos (refer to Note 4, Business Acquisitions for further information). As a result, the financial statements of Stratos are consolidated into our consolidated financial statements. During 2023, prior to the acquisition, we contributed additional capital of $20.0 million. We also had a senior secured term loan to Stratos, which was reported within Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition, which had a fair value of $35.1 million as of November 30 2022. Stratos was considered a VIE and our term loan and equity interest were variable interests. During the year ended November 30, 2022, we recognized an other-than-temporary impairment charge of $25.3 million within Other revenues on the Consolidated Statements of Earnings on our investment. The following is a summary of selected financial information for Stratos (in millions):

November 30, 2022
Total assets	$389.6
Total liabilities	341.4

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2022
Our total equity balance	$59.7

	Nine Months Ended August 31, 2023 (1)	Year Ended November 30,
		2022	2021
Net earnings (losses)	$(36.4)	$39.0	$(21.5)
(1)Represents the period prior to the step-acquisition.
In connection with foreign exchange contracts entered into with Stratos, we have $0.5 million at November 30, 2022, included in Payables—brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition.
Golden Queen Mining Company LLC
We had a 50.0% ownership interest in Golden Queen (sold during the fourth quarter of 2023), which owns and operates a gold and silver mine project located in California. We also owned warrants to purchase shares with a fair value of $0.6 million at November 30, 2022, which if exercised, would have increased our ownership to approximately 51.9% of Golden Queen’s common equity. The warrants were reported in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. We also had a shareholder loan to Golden Queen with a carrying value of $14.0 million at November 30, 2022. During the year ended 2023, we recognized impairment charges of $57.2 million on our investment within Other revenues in our Consolidated Statements of Earnings. We sold our interest in Golden Queen in November 2023 and recognized a gain of $1.7 million.
The following is a summary of selected financial information for Golden Queen (in millions):

November 30, 2022
Total assets	$209.8
Total liabilities	102.1

November 30, 2022
Our total equity balance	$46.5

	Year Ended November 30,
	2023	2022	2021
Net losses	$(0.3)	$(15.2)	$(14.7)
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
We own a 48.1% equity interest in 54 Madison, a fund that most recently owned an interest in one real estate project and is in the process of being liquidated. The following is a summary of selected financial information for our significant real estate investments (in millions):

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30,
	2023	2022
Total assets	$329.5	$350.4
Total liabilities	500.0	487.5

	November 30,
	2023	2022
Our total equity balance	$90.0	$107.3

	Year Ended November 30,
	2023	2022	2021
Net earnings (losses)	$2.2	$17.7	$(27.0)
We received distributions from 54 Madison on our equity interest as follows (in millions):

	Year Ended November 30,
	2023	2022	2021
Distributions	$19.4	$18.4	$39.4
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by our President. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $2.2 million and $23.9 million at November 30, 2023 and 2022, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Year Ended November 30,
	2023	2022	2021
Net gains (losses) from our investments in JCP Fund V	$(9.0)	$0.1	$7.7
At both November 30, 2023 and 2022, we were committed to invest equity of up to $85.0 million in JCP Fund V. At both November 30, 2023 and 2022, our unfunded commitment relating to JCP Fund V was $8.7 million.
The following is a summary of selected financial information for 100.0% of JCP Fund V, in which we owned effectively 35.3% of the combined equity interests (in millions):

	September 30,
	2023 (1)	2022 (1)
Total assets	$6.4	$67.8
Total liabilities	0.1	0.1
Total partners’ capital	6.3	67.7

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Twelve Months Ended September 30,
	2023 (1)	2022 (1)	2021 (1)
Net increase (decrease) in net assets resulting from operations	$(61.4)	$(4.5)	$22.8
(1)Financial information for JCP Fund V included in our financial position at November 30, 2023 and 2022 and included in our results of operations for the years ended November 30, 2023, 2022 and 2021 is based on the periods presented.
Asset Management Investments
We have an equity method investment with a carrying amount of $15.8 million and $18.6 million at November 30, 2023 and 2022, respectively, consisting of our shares in Monashee, an investment management company, registered investment advisor and general partner of various investment management funds, which provides us with a 50% voting rights interest and the rights to distributions of 47.5% of the annual net profits of Monashee’s operations if certain thresholds are met. A portion of the carrying amount of the investment in Monashee relates to contract and customer relationship and client relationship intangible assets and goodwill. The intangible assets are amortized over their useful life and the goodwill is not amortized.
We also have an investment management agreement whereby Monashee provides asset management services to us for certain separately managed accounts. Our net investment balance in the separately managed accounts was $20.2 million and $17.7 million at November 30, 2023 and 2022. The following table presents the activity included in our Consolidated Statements of Earnings related to these separately managed accounts (in millions):

	Year Ended November 30,
	2023	2022	2021
Investment losses (1)	$(0.1)	$(3.2)	$(0.8)
Management fees (2)	0.8	0.7	—
(1)Included in Principal transactions revenues in our Consolidated Statements of Earnings.
(2)Included in Floor brokerage and clearing fees in our Consolidated Statements of Earnings.
Subsequent to November 30, 2023, we have amended our arrangements with Monashee. Our ownership interests have been converted to preferred shares, which will provide us with rights to be paid dividends. In addition, we have invested in a $10.3 million mandatorily redeemable preferred security issued by Monashee.
At November 30, 2021, our equity method investments also consisted of membership interests and limited partnership interests of approximately 15% in the Oak Hill investment management company and registered investment adviser and the Oak Hill general partner entity, which is entitled to a carried interest from certain Oak Hill managed funds (collectively “the Oak Hill interests”). On September 30, 2022, we sold the Oak Hill interests with a carrying value of $167.7 million and recognized $175.1 million within Other revenues in our Consolidated Statements of Earnings as a result of the sale.
ApiJect
We own shares which represent a 38.0% economic interest in ApiJect at November 30, 2023 and November 30, 2022, which is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included within corporate equity securities in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition. Additionally, we have a right to 1.125% of ApiJect’s future revenues. At both November 30, 2023 and 2022, the total fair value of our equity investment in common shares of ApiJect was $100.1 million, which is included within Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032.
We also have a term loan agreement with a principal of ApiJect for $30.4 million, which matures on January 31, 2024. The loan is accounted for at cost plus accrued interest and is reported within Other assets in our Consolidated Statements of Financial Condition. The loan has a fair value of $30.4 million and $28.9 million at November 30, 2023 and 2022, respectively, which was classified as Level 3 of the fair value hierarchy. For the periods presented below, interest income recognized on the loan is included in Interest revenues in our Consolidated Statements of Earnings (in millions):

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended November 30,
	2023	2022	2021
Interest income on term loan agreement	$1.5	$2.3	$1.6
SPAC
We own 73.4% of the publicly traded units of a special purpose acquisition company (“SPAC”), which represents 25.7% of the voting shares of the SPAC. At November 30, 2023, the SPAC is considered a VIE. We have significant influence over the SPAC but we are not considered to be the primary beneficiary as we do not have control. Our investment is accounted for at fair value pursuant to the fair value option and is included within corporate equity securities in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition. The fair value of the investment was $23.8 million and $22.6 million at November 30, 2023 and 2022, respectively, which is included within Level 1 of the fair value hierarchy.

Note 12. Credit Losses on Financial Assets Measured at Amortized Cost
Automobile Loans. Financial assets measured at amortized cost are presented at the net amount expected to be collected and the measurement of credit losses and any expected increases or decreases in expected credit losses are recognized in earnings. The estimate of expected credit losses involves judgment based on an assessment over the life of the financial instrument taking into consideration the forecast of expected future economic conditions.
As of November 30, 2023, we reclassified all automobile loans to assets held for sale in our Consolidated Statements of Financial Condition. Refer to Note 5, Assets Held for Sale for additional details.
As of November 30, 2022, we had automobile loans, including accrued interest and related fees, of $891.1 million, which are classified as either held for investment or held for sale depending on the intent and ability to hold the loans, which are collateralized by a security interest in the vehicles’ titles. These loans are included in Other assets in our Consolidated Statements of Financial Condition. Loans held for investment are recorded at cost net of deferred acquisition costs and an allowance for credit losses. Loans held for sale are recorded at the lower of cost or fair value until the loans are sold.
Provision for credit losses is charged to income in amounts sufficient to maintain an allowance for credit losses inherent in the automobile loans held for investment which is established systematically by management as of the reporting date. All automobile loans held for investment are collectively evaluated for impairment. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. We use static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the loans, which is supplemented by management judgment. Expected losses are estimated for groups of accounts aggregated by monthly vintage.
Generally, the expected losses are projected based on historical loss experience over the last eight years, more heavily weighted toward recent performance when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Our estimate of expected credit losses includes a reasonable and supportable forecast period of one year and then reverts to an estimate based on historical losses. We review charge-off experience factors, contractual delinquency, historical collection rates, the value of underlying collateral and other information to make the necessary judgments as to credit losses expected in the portfolio as of the reporting date. While management utilizes the best information available to make its evaluations, changes in macroeconomic conditions, interest rate environments, or both, may significantly impact the assumptions and inputs used in determining the allowance for credit losses. Our charge-off policy is based on a loan-by-loan review of delinquent loans. We have an accounting policy to not place loans on nonaccrual status; however, the allowance for credit losses is determined including the accrued interest receivable not expected to be collected.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
A rollforward of the allowance for credit losses related to our automobile loans for the years ended November 30, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended November 30,
	2023	2022	2021
Beginning balance	$79,614	$67,236	$29,710
Adjustment for change in accounting principle for current expected credit losses	—	—	30,148
Provision for doubtful accounts	40,723	35,173	18,768
Charge-offs, net of recoveries	(41,849)	(22,795)	(11,390)
Reclassified as held for sale (1)	(78,488)	—	—
Ending balance	$—	$79,614	$67,236
(1)     Refer to Note 5, Assets Held for Sale.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Secured Financing Receivables. In evaluating secured financing receivables (reverse repurchases agreements, securities borrowing arrangements, and margin loans), the underlying collateral maintenance provisions are taken into consideration. The underlying contractual collateral maintenance for significantly all of our secured financing receivables requires that the counterparty continually adjust the collateralization amount, securing the credit exposure on these contracts. Collateralization levels for our secured financing receivables are initially established based upon the counterparty, the type of acceptable collateral that is monitored daily and adjusted to mitigate the potential of any credit losses. Credit losses are not recognized for secured financing receivables where the underlying collateral’s fair value is equal to or exceeds the asset’s amortized cost basis. In cases where the collateral’s fair value does not equal or exceed the amortized cost basis, the allowance for credit losses, if any, is limited to the difference between the fair value of the collateral at the reporting date and the amortized cost basis of the financial assets.
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
Other Financial Assets. For all other financial assets measured at amortized cost, we estimate expected credit losses over the financial assets’ life as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts.
Investment Banking Fee Receivables. Our allowance for credit losses on our investment banking fee receivables uses a provisioning matrix based on the shared risk characteristics and historical loss experience for such receivables. In some instances, we may adjust the allowance calculated based on the provision matrix to incorporate a specific allowance based on the unique credit risk profile of a receivable. The provisioning matrix is periodically updated to reflect changes in the underlying portfolio’s credit characteristics and most recent historical loss data.
The allowance for credit losses for investment banking receivables for the years ended November 30, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended November 30,
	2023	2022	2021
Beginning balance	$5,914	$4,824	$19,788
Adjustment for change in accounting principle for current expected credit losses	—	—	(3,594)
Bad debt expense	6,568	4,141	2,287
Charge-offs	(3,246)	(910)	(6,409)
Recoveries collected	(2,930)	(2,141)	(7,248)
Ending balance (1)	$6,306	$5,914	$4,824
(1)Substantially all of the allowance for doubtful accounts relate to mergers and acquisitions and restructuring fee receivables, which include recoverable expense receivables.

Note 13. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	November 30,
	2023	2022
Investment Banking and Capital Markets	$1,532,172	$1,552,944
Asset Management	315,684	183,170
Total goodwill	$1,847,856	$1,736,114

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table is a summary of the changes to goodwill by reportable segment (in thousands):

	Year Ended November 30,
	2023			2022
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period	$1,552,944	$183,170	$1,736,114	$1,561,928	$183,170	$1,745,098
Currency translation and other adjustments	3,228	—	3,228	(8,984)	—	(8,984)
Goodwill acquired during the period (1)	—	132,514	132,514	—	—	—
Goodwill reclassified as held for sale (2)	(24,000)	—	(24,000)	—	—	—
Balance, at end of period	$1,532,172	$315,684	$1,847,856	$1,552,944	$183,170	$1,736,114
(1)See Note 4, Business Acquisitions for further discussion.
(2)See Note 5, Assets Held for Sale for further discussion.
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
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at November 30, 2023 and 2022 (dollars in thousands):

	November 30, 2023					Weighted Average Remaining Lives (Years)
	Gross Cost	Assets Acquired (1)	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Customer relationships	$126,449	$9,801	$—	$(93,966)	$42,284	6.3
Trademarks and trade names	127,899	18,513	—	(39,340)	107,072	23.5
Exchange and clearing organization membership interests and registrations	7,405	1,390	(78)	—	8,717	N/A
Other	14,958	37,026	—	(13,137)	38,847	5.0
Total	$276,711	$66,730	$(78)	$(146,443)	$196,920

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(1)See Note 4, Business Acquisitions for further discussion.

	November 30, 2022				Weighted Average Remaining Lives (Years)
	Gross Cost	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Customer relationships	$126,028	$—	$(89,109)	$36,919	8.2
Trademarks and trade names	127,185	—	(35,486)	91,699	25.3
Exchange and clearing organization membership interests and registrations	7,447	(39)	—	7,408	N/A
Other	14,957	—	(11,521)	3,436	4.7
Total	$275,617	$(39)	$(136,116)	$139,462
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
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $9.3 million, $10.9 million and $14.2 million for the years ended November 30, 2023, 2022 and 2021, respectively. These expenses are included in Depreciation and amortization in our Consolidated Statements of Earnings. As a result of reclassifying certain businesses as being held for sale in our November 30, 2023 Consolidated Statements of Financial Condition, the amounts presented below do not include future amortization expense for intangible assets of the businesses to be divested. See Note 5, Assets Held for Sale for further discussion.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year ending November 30, 2024	$20,815
Year ending November 30, 2025	20,291
Year ending November 30, 2026	20,253
Year ending November 30, 2027	16,951
Year ending November 30, 2028	16,709

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 14. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Year Ended November 30,
	2023	2022	2021
Revenues from contracts with customers:
Investment banking	$2,169,366	$2,807,822	$4,365,699
Commissions and other fees	905,665	925,494	896,015
Asset management fees	33,867	23,525	14,836
Manufacturing revenues	—	412,605	538,628
Oil and gas revenues	26,284	302,135	182,973
Real estate revenues	44,825	223,323	102,297
Other contracts with customers	53,201	47,954	41,353
Total revenue from contracts with customers	3,233,208	4,742,858	6,141,801
Other sources of revenue:
Principal transactions	1,413,283	833,757	1,617,336
Revenues from strategic affiliates	48,707	56,739	57,248
Interest	2,868,674	1,183,638	956,318
Other	(122,473)	332,271	172,761
Total revenues	$7,441,399	$7,149,263	$8,945,464
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following provides detailed information on the recognition of our revenues from contracts with customers:
Investment Banking. We provide our clients with a full range of financial advisory and underwriting services. Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third-party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services is generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category in our Consolidated Statements of Earnings and any expenses reimbursed by our clients are recognized as Investment banking revenues.
Underwriting services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings and equity-linked securities transactions and structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal bonds and mortgage-backed and asset-backed securities. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. Costs associated with underwriting transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis within Underwriting costs in our Consolidated Statements of Earnings as we are acting as a principal in the arrangement. Any expenses reimbursed by our clients are recognized as Investment banking revenues.
Commissions and Other Fees. We earn commission and other fee revenue by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products and facilitating foreign currency spot transactions. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date, and we record a receivable between trade-date and payment on settlement date. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We act as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs our payments to third-party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in our Consolidated Statements of Earnings. We also earn investment research fees for the sales of our proprietary investment research when a contract with a client has been identified. The delivery of investment research services represents a distinct performance obligation that is satisfied over time when the performance obligation is to provide ongoing access to a research platform or research analysts, with fees recognized on a straight-line basis over the period in which the performance obligation is satisfied. The performance obligation is satisfied at a point in time when the performance obligation is to provide individual interactions with research analysts or research events, with fees recognized on the interaction date.
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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic region (in thousands):

	Year Ended November 30,
	2023			2022			2021
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$1,198,915	$—	$1,198,915	$1,778,003	$—	$1,778,003	$1,873,560	$—	$1,873,560
Investment banking - Underwriting	970,451	—	970,451	1,029,819	—	1,029,819	2,492,139	—	2,492,139
Equities (1)	894,602	—	894,602	910,254	—	910,254	881,660	—	881,660
Fixed income (1)	10,577	—	10,577	15,240	—	15,240	14,355	—	14,355
Asset management	—	33,867	33,867	—	23,525	23,525	—	14,836	14,836
Merchant banking	—	124,796	124,796	—	986,017	986,017	—	865,251	865,251
Total	$3,074,545	$158,663	$3,233,208	$3,733,316	$1,009,542	$4,742,858	$5,261,714	$880,087	$6,141,801
Primary geographic region:
Americas	$2,349,161	$153,286	$2,502,447	$2,910,318	$1,005,200	$3,915,518	$4,249,641	$876,242	$5,125,883
Europe and the Middle East	485,432	2,646	488,078	575,012	2,595	577,607	766,746	2,816	769,562
Asia-Pacific	239,952	2,731	242,683	247,986	1,747	249,733	245,327	1,029	246,356
Total	$3,074,545	$158,663	$3,233,208	$3,733,316	$1,009,542	$4,742,858	$5,261,714	$880,087	$6,141,801
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Refer to Note 26, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at November 30, 2023. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at November 30, 2023.
During the years ended November 30, 2023, 2022 and 2021, we recognized $38.1 million, $78.9 million and $50.0 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $31.5 million, $28.1 million and $12.1 million of revenues primarily associated with distribution services during the years ended November 30, 2023, 2022 and 2021, respectively, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at November 30, 2023 and 2022 was $48.3 million and $27.0 million, respectively, which is recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the years ended November 30, 2023, 2022 and 2021, we recognized revenues of $22.7 million, $48.7 million and $10.8 million, respectively, that were recorded as deferred revenue at the beginning of the year.
We had receivables related to revenues from contracts with customers of $248.2 million and $206.6 million at November 30, 2023 and 2022, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At November 30, 2023 and 2022, capitalized costs to fulfill a contract were $5.3 million and $3.4 million, respectively, which are recorded in Receivables – Fees, interest and other in the Consolidated Statement of Financial Condition. For the years ended November 30, 2023, 2022 and 2021, we recognized expenses of $1.8 million, $1.6 million and $1.7 million, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no significant impairment charges recognized in relation to these capitalized costs during the years ended November 30, 2023, 2022 and 2021.

Note 15. Compensation Plans
Equity Compensation Plan. Our Equity Compensation Plan (the “ECP”) was approved by shareholders on March 25, 2021. The ECP replaced our 2003 Incentive Compensation Plan, as Amended and Restated (the “Incentive Plan”) and the 1999 Directors’ Stock Compensation Plan, as Amended and Restated July 25, 2013; no further awards will be granted under the replaced plans. The ECP is an omnibus plan authorizing a variety of equity award types, as well as cash incentive awards, to be used for employees, non-employee directors and other service providers. At November 30, 2023, 2.7 million shares remain available for new grants under the ECP.
Restricted stock awards are grants of our common shares that generally require service as a condition of vesting. RSUs give a participant the right to receive shares if service or performance conditions are met and may specify an additional deferral period allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying common shares as cash amounts or as deemed reinvestments in additional RSUs, which generally are subject to the same vesting or performance requirements applicable to the originally granted RSUs.

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
Senior Executive Compensation Plan. The Compensation Committee of our Board of Directors approved an executive compensation plan for our senior executives for compensation year 2020 (the “2020 Plan”). For each senior executive, the Compensation Committee targeted long-term compensation of $22.5 million under the 2020 Plan with a target of $16.0 million in long-term equity in the form of RSUs with performance goals measured over the three-year period ending November 30, 2022 and a target of $6.5 million in cash. To receive targeted long-term equity, our senior executives had to achieve Jefferies’ total shareholder return (“TSR”) of 9% on a multi-year compounded basis; and to receive targeted cash, our senior executives had to achieve 9% in annual Jefferies’ Return on Tangible Deployable Equity (“ROTDE”). If TSR and ROTDE were less than 6%, our senior executives would receive no incentive compensation. If TSR was achieved at a level greater than 9%, our senior executives were eligible to receive up to 75% additional equity incentive compensation if Jefferies’ TSR exceeded the 50th percentile relative to our peer companies’ total shareholder returns. If ROTDE was greater than 9%, our senior executives were eligible to receive up to 75% additional cash incentive compensation on an interpolated basis, up to 12% in ROTDE.
In December 2020, the Compensation Committee of our Board of Directors granted our senior executives nonqualified stock options and stock appreciation rights (“SARs”). The total initial fair value of the stock options and SARs were recorded as expense at the time of the grant, as both awards have no future service requirements. In March 2021, the Compensation Committee exercised its discretion to convert the SARs to stock-settled awards and a total of 2,506,266 stock options, with an exercise price of $23.75, were issued to our senior executives. The stock options resulting from the conversion of the SARs include rights to “excess dividend equivalents,” which provide for each share subject to the option two times the amount of any regular quarterly cash dividend paid in the 9.5 years after grant to the extent the per share dividend exceeds the quarterly dividend rate in effect at the time of grant with the dividend equivalent amount converted to non-forfeitable share units at the dividend payment date. In connection with our spin-off of Vitesse Energy, Inc. in January 2023, the options and related dividend equivalent rights were adjusted, resulting in each senior executive holding 2,532,370 Jefferies options exercisable at $22.69 per share and 228,933 Vitesse options exercisable at $8.97 per share, with corresponding adjustments to the excess dividend equivalent rights with the result that Vitesse regular quarterly cash dividends relating to shares underlying the Vitesse options are taken into consideration in the calculation. The stock options became or become exercisable in three equal annual tranches beginning December 6, 2021, with a final expiration date of December 5, 2030. For the year ended November 30, 2021, we recorded $48.6 million of total Compensation and benefits expense relating to the stock options, SARs and excess dividend equivalent rights. At November 30, 2023 and 2022, all options were outstanding. At November 30, 2023, for each senior executive, 1,688,247 Jefferies options and 152,622 Vitesse options were exercisable. At November 30, 2023 and 2022, 5.1 million and 5.0 million, respectively, of our common shares were designated for the senior executive nonqualified stock options.
In December 2021, the Compensation Committee of our Board of Directors granted each of our senior executives RSUs with a grant date fair value of $8.2 million and performance stock units (“PSUs”) with a target fair value of $8.2 million. The RSUs have a three-year cliff vesting schedule. With respect to the PSUs, there is a three-year service period, along with a performance goal based on fiscal 2021 through fiscal 2023 Return on Tangible Equity (“ROTE”). The target level of ROTE was 10%, with a threshold of 7.5%, and a maximum level of 15%. Any performance below 7.5% will result in forfeiture of all PSUs; 7.5% ROTE will result in earning 75% of target PSUs; and 15% ROTE or greater will result in earning 150% of target PSUs. ROTE performance between 7.5% and 10% and 10% and 15% will be linearly interpolated to determine the level of earning PSUs.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
In December 2022, the Compensation Committee of our Board of Directors granted our senior executives RSUs with an aggregate grant date fair value of $13.1 million and performance stock units (“PSUs”) with a target fair value of $13.1 million. The RSUs have a three-year cliff vesting schedule. With respect to the PSUs, there is a three-year service period, along with a performance goal based on fiscal 2022 through fiscal 2024 ROTE. The target level of ROTE was 10%, with a threshold of 7.5%, and a maximum level of 15%. Any performance below 7.5% will result in forfeiture of all PSUs; 7.5% ROTE will result in earning 75% of target PSUs; and 15% ROTE or greater will result in earning 150% of target PSUs. ROTE performance between 7.5% and 10% and 10% and 15% will be linearly interpolated to determine the level of earning PSUs.
In January 2023, in connection with our spin-off of all of our Vitesse Energy, Inc. shares to our shareholders, we adjusted certain outstanding equity awards to include like awards for the acquisition of Vitesse common stock (“Vitesse Awards”), all of which are share-based awards. Vesting terms of Vitesse Awards and exercise dates and expiration dates of Vitesse options are the same as those terms of the related Jefferies awards. For those Vitesse Awards that remain subject to performance or service-based vesting requirements, we continue to recognize expense based on the original grant-date fair value and any incremental fair value resulting from modifications of awards. In fiscal 2023, we recognized $4.0 million of compensation expense for modifications of the excess dividend equivalent rights relating to stock options in connection with the adjustments relating to the Vitesse spin-off.
The following table details the total activity in restricted stock, inclusive across all plans, during the years ended November 30, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Restricted Stock	Weighted- Average Grant Date Fair Value
Balance at November 30, 2020	1,483	$22.19
Grants	337	30.81
Forfeited	(40)	24.92
Fulfillment of vesting requirement	(196)	23.55
Balance at November 30, 2021	1,584	23.78
Grants	1,457	29.91
Forfeited	—	—
Fulfillment of vesting requirement	(902)	24.03
Balance at November 30, 2022	2,139	27.85
Grants	444	33.16
Forfeited	—	—
Fulfillment of vesting requirement	(481)	24.09
Balance at November 30, 2023	2,102	$29.83

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table details the activity in total RSUs, inclusive across all plans, during the years ended November 30, 2023, 2022 and 2021 (in thousands, except per share amounts):

			Weighted-Average Grant Date Fair Value
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Balance at November 30, 2020	21	18,543	$14.99	$20.97
Grants	80	445	27.10	30.03
Distributions of underlying shares	—	(1,803)	—	26.32
Forfeited	—	—	—	—
Fulfillment of service requirement (1)	(53)	8	25.03	15.52
Balance at November 30, 2021	48	17,193	24.07	20.64
Grants	2,299	472	33.75	28.79
Distributions of underlying shares	—	(6,453)	—	14.65
Forfeited	—	—	—	—
Fulfillment of service requirement (1)	(39)	1,443	24.67	25.38
Balance at November 30, 2022	2,308	12,655	33.70	24.55
Grants	553	732	34.47	29.35
Distributions of underlying shares	—	(5,485)	—	23.35
Forfeited	—	—	—	—
Fulfillment of vesting requirement (1)	(9)	2,685	21.82	26.50
Balance at November 30, 2023	2,852	10,587	$33.89	$26.00

(1)Fulfillment of vesting requirement during the years ended November 30, 2023, 2022 and 2021, includes 2,438,000 RSUs, 1,433,000 RSUs and 0 RSUs, respectively, related to the senior executive compensation plans.
During the years ended November 30, 2023, 2022 and 2021, grants include approximately 717,000, 550,000 and 445,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $31.88, $28.78 and $30.03, respectively.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
In addition, the following table details the activity in RSUs with performance conditions (“PSUs”) related to the senior executive compensation plan during the years ended November 30, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Target Number of Shares	Weighted- Average Grant Date Fair Value
Balance at November 30, 2020	4,189	$24.75
Grants	74	29.81
Forfeited	(1,396)	25.31
Fulfillment of vesting requirement	—	—
Balance at November 30, 2021	2,867	25.43
Grants	537	35.44
Forfeited	—	—
Fulfillment of vesting requirement	(1,433)	25.43
Balance at November 30, 2022	1,971	28.16
Grants	1,379	30.15
Forfeited	—	—
Fulfillment of vesting requirement	(2,438)	26.49
Balance at November 30, 2023	912	$35.64
During the years ended November 30, 2023, 2022 and 2021, grants are shown with the targeted number of shares and also include approximately 224,000, 67,000 and 74,000, respectively, of dividend equivalents declared on RSUs; the weighted-average grant date fair values of the dividend equivalents were approximately $34.15, $28.67 and $29.81, respectively. In December 2023, the Compensation Committee of our Board of Directors approved a total of 191,757 RSUs relating to above target performance earned under the PSUs granted in fiscal 2022, which remain subject to service-based vesting through December 2024.
Employee Stock Purchase Plan. An Employee Stock Purchase Plan (the “ESPP”) has been implemented under both the prior Incentive Plan and the ECP. We consider the ESPP to be noncompensatory effective January 1, 2007. The ESPP allows eligible employees to make payroll contributions that are used to acquire shares of our stock, generally at a discounted price.
Deferred Compensation Plan. A Deferred Compensation Plan (the “DCP”), has been implemented under both the prior Incentive Plan and the ECP. The DCP permits eligible employees to defer compensation which may be deemed invested in our common shares usually at a discount or directed among other investment vehicles available under the DCP. We often invest directly, as a principal, in investments corresponding to the other investment vehicles, relating to our obligations to perform under the DCP. The compensation deferred by our eligible employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment vehicles are recognized in Principal transactions revenues and changes in the corresponding deferred compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
Other Stock-Based Plans. In connection with the HomeFed LLC (“HomeFed”) merger in 2019, each HomeFed stock option was converted into an option to purchase two of our common shares. During the year ended November 30, 2023, all HomeFed stock options were exercised at a price of $22.20 per common share. At November 30, 2022 and 2021, 12,000 and 96,000, respectively, of our common shares were designated for the HomeFed stock options.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Compensation Expense. The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Year Ended November 30,
	2023	2022	2021
Components of compensation cost:
Restricted cash awards (1)	$324.6	$196.6	$375.5
Stock options and Stock appreciation rights	—	—	48.7
Restricted stock and RSUs (2)	45.4	43.9	29.5
Profit sharing plan	11.6	10.5	7.8
Total compensation cost	$381.6	$251.0	$461.5
(1)Amounts for the year ended November 30, 2021, include $188.3 million of costs related to the accelerated amortization of certain cash-based awards, which were amended to remove any service requirements for vesting in the awards.
(2)Total compensation cost associated with restricted stock and RSUs include the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation costs related to the discount provided to employees in electing to defer compensation under the DCP. These compensation costs were approximately $0.5 million, $0.5 million and $0.4 million for the years ended November 30, 2023, 2022 and 2021, respectively.
Remaining unamortized amounts related to certain compensation plans at November 30, 2023 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$110.3	3.3
Restricted cash awards	654.7	3.0
Total	$765.0
In December 2023, $575.1 million of restricted cash awards related to the 2023 performance year that contain a future service requirement were approved and awarded. Absent actual forfeitures or cancellations or accelerations, the annual compensation cost for these awards will be recognized as follows (in millions):

	Year Ended November 30,
	2023	2024	2025	Thereafter	Total
Restricted cash awards	$99.4	$113.6	$112.4	$249.7	$575.1

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 16. Benefit Plans
U.S. Pension Plans
Pursuant to the agreement to sell one of our former subsidiaries, WilTel Communications Group, LLC (“WilTel”), the responsibility for WilTel’s defined benefit pension plan was retained by us. All benefits under this plan were frozen as of October 30, 2005. Jefferies Group LLC Employees’ Pension Plan (the “U.S. Pension Plan”) is a defined benefit pension plan covering certain employees; benefits under that plan were frozen as of December 31, 2005. We contributed $1.0 million to the U.S. Pension Plan during the year ended November 30, 2023 and we do not anticipate making a contribution to the plan for the year ending November 30, 2024.
A summary of activity with respect to both plans is as follows (in thousands):

	Year Ended November 30,
	2023	2022
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$172,066	$226,728
Interest cost	7,981	5,805
Actuarial (gains) losses	(5,289)	(47,362)
Settlements	—	(4,702)
Benefits paid	(10,888)	(8,403)
Projected benefit obligation, end of year	$163,870	$172,066

Change in plan assets:
Fair value of plan assets, beginning of year	$147,272	$199,215
Actual return on plan assets	6,094	(37,574)
Employer contributions	1,000	1,000
Benefits paid	(10,888)	(8,403)
Settlements	—	(4,702)
Administrative expenses paid	(2,301)	(2,264)
Fair value of plan assets, end of year	$141,177	$147,272

Funded status at end of year	$(22,693)	$(24,794)
As of November 30, 2023 and 2022, $37.0 million and $40.5 million, respectively, of the net amount recognized in the Consolidated Statements of Financial Condition was reflected as a charge to Accumulated other comprehensive income (loss) (substantially all of which were cumulative losses) and $22.7 million and $24.8 million, respectively, was reflected as accrued pension cost.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) excluding taxes (in thousands):

	Year Ended November 30,
	2023	2022	2021
Interest cost	$7,981	$5,805	$4,946
Expected return on plan assets	(6,411)	(7,311)	(8,433)
Settlement losses	370	833	—
Actuarial losses	413	3,348	4,192
Net periodic pension cost	$2,353	$2,675	$705

Amounts recognized in other comprehensive income (loss):
Net (gains) losses arising during the period	$(2,670)	$(211)	$(8,264)
Settlement losses	—	(833)	—
Amortization of net loss	782	(3,348)	(4,192)
Total recognized in other comprehensive income (loss)	$(1,888)	$(4,392)	$(12,456)

Net amount recognized in net periodic benefit cost and other comprehensive income (loss)	$465	$(1,717)	$(11,751)
The amounts in Accumulated other comprehensive income (loss) at November 30, 2023 and 2022 have not yet been recognized as components of net periodic pension cost in the Consolidated Statements of Earnings.
The assumptions used are as follows:

	November 30,
	2023	2022
WilTel Plan
Discount rate used to determine benefit obligation	5.30%	4.90%
Weighted-average assumptions used to determine net pension cost:
Discount rate	4.90%	2.60%
Expected long-term return on plan assets	6.00%	6.00%

U.S. Pension Plan
Discount rate used to determine benefit obligation	5.20%	4.80%
Weighted-average assumptions used to determine net pension cost:
Discount rate	4.80%	2.40%
Expected long-term return on plan assets	5.00%	5.00%

The following pension benefit payments are expected to be paid (in thousands):

Fiscal Year:
2024	$24,303
2025	12,035
2026	13,166
2027	13,641
2028	13,024
Years 2029 - 2033	61,816

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
•The Liability-Driven Investing (“LDI”) Portfolio consists of long duration credit bonds and a suite of long duration, Treasury-based instruments designed to provide capital-efficient interest rate exposure as well as target specific maturities. The objective of the LDI Portfolio is to seek to achieve performance similar to the WilTel plan’s liability by seeking to match the interest rate sensitivity and credit sensitivity. The LDI Portfolio is managed to mitigate volatility in funded status deriving from changes in the discounted value of benefit obligations from market movements in the interest rate and credit components of the underlying discount curve.
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
Plan Assumptions
To develop the assumption for the expected long-term rate of return on plan assets, we considered the following underlying assumptions: 2.5% current expected inflation, (0.5)% to 1.5% real rate of return for long duration risk free investments and an additional 0.5% to 1.5% return premium for corporate credit risk. For U.S. and international equity, we assume an equity risk premium over risk-free assets equal to 4.6%. We then weighted these assumptions based on invested assets and assumed that investment expenses were offset by expected returns in excess of benchmarks, which resulted in the selection of 6.0% and 5.0% expected long-term rate of return assumption for WilTel and U.S. Pension plan, respectively, for 2023.
Other
We have defined contribution pension plans, including 401(k) plans, that cover certain employees. Amounts charged to expense related to such plans were $12.6 million, $12.7 million and $9.8 million for the years ended November 30, 2023, 2022 and 2021, respectively.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 17. Leases
We enter into lease and sublease agreements, primarily for office space, across our geographic locations. Information related to operating leases in our Consolidated Statements of Financial Condition at November 30, 2023 and 2022 is as follows (in thousands, except lease term and discount rate):

	November 30,
	2023	2022
Premises and equipment - ROU assets (1)	$455,468	$455,264

Weighted average:
Remaining lease term (in years)	8.3	10.0
Discount rate	3.5%	2.9%
(1)     At November 30, 2023, we classified certain operating lease assets and liabilities as held for sale and discontinued recording amortization on the related right-of-use assets. See Note 5, Assets Held for Sale for further discussion.
The following table presents the maturities of our operating lease liabilities, excluding certain operating leases liabilities reclassified as held for sale, and a reconciliation to the Lease liabilities included in our Consolidated Statements of Financial Condition at November 30, 2023 and 2022 (in thousands):

	November 30,
Fiscal Year	2023	2022
2023	$—	$76,847
2024	97,744	78,656
2025	95,509	78,103
2026	88,535	74,472
2027	81,714	71,255
2028	74,965	67,048
2029 and thereafter	188,529	161,674
Total undiscounted cash flows	626,996	608,055
Less: Difference between undiscounted and discounted cash flows	(83,029)	(75,353)
Operating leases amount in our Consolidated Statements of Financial Condition	543,967	532,702
Finance leases amount in our Consolidated Statements of Financial Condition	683	1,006
Total amount in our Consolidated Statements of Financial Condition	$544,650	$533,708
In addition to the table above, at November 30, 2023, we entered into a lease agreement that was signed but had not yet commenced. This operating lease will commence in 2024 with a lease term of fourteen years. Lease payments for this lease agreement will be $11.1 million for the period from lease commencement to the end of the lease term.
The following table presents our lease costs (in thousands):

	Year Ended November 30,
	2023	2022	2021
Operating lease costs (1)	$81,194	$80,959	$79,701
Variable lease costs (2)	14,506	12,887	11,168
Less: Sublease income	(5,545)	(4,507)	(7,191)
Total lease cost, net	$90,155	$89,339	$83,678
(1)     Includes short-term leases, which are not material.
(2)     Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Consolidated Statements of Cash Flows supplemental information was as follows (in thousands):

	Year Ended November 30,
	2023	2022	2021
Cash outflows - lease liabilities	$81,831	$81,082	$79,437
Non-cash - ROU assets recorded for new and modified leases	56,968	87,977	30,246
The amortization of the ROU assets is included within Other adjustments in the Consolidated Statements of Cash Flows.

Note 18. Short-Term Borrowings
Short-term borrowings at November 30, 2023 and 2022 mature in one year or less and include the following (in thousands):

	November 30,
	2023	2022
Bank loans	$989,715	$517,524
Fixed rate callable note	—	4,068
Floating rate puttable notes	—	6,800
Total short-term borrowings (1)	$989,715	$528,392
(1)    Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At November 30, 2023, the weighted average interest rate on short-term borrowings outstanding is 6.06% per annum.
At November 30, 2023 and 2022, our borrowings under credit facilities classified within bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $937.1 million and $517.0 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At November 30, 2023, we were in compliance with all covenants under these credit facilities.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 19. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (dollars in thousands):

			November 30,
	Maturity	Effective Interest Rate	2023	2022
Unsecured long-term debt:
5.500% Senior Notes	October 18, 2023	—%	$—	$393,048
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	544,222	519,970
6.000% Callable Note due 2025	June 16, 2025	6.22%	5,389	—
6.500% Callable Note due 2025	July 18, 2025	6.71%	24,917	—
4.500% Callable Note due 2025	July 22, 2025	4.84%	6,172	6,153
6.500% Callable Note due 2025	August 18, 2025	6.71%	25,910	—
6.750% Callable Note due 2025	October 17, 2025	6.97%	42,838	—
6.500% Callable Note due 2025	November 21, 2025	6.71%	11,953	—
5.000% Callable Note due 2026	March 26, 2026	5.52%	8,593	8,554
6.000% Callable Note due 2026	May 30, 2026	6.27%	14,093	—
6.500% Callable Note due 2026	July 31, 2026	6.72%	49,730	—
6.625% Callable Note due 2026	September 21, 2026	6.85%	17,898	—
4.850% Senior Notes (1)	January 15, 2027	7.55%	703,542	703,533
6.450% Senior Debentures	June 8, 2027	5.46%	361,126	363,915
5.000% Callable Note due 2027	June 16, 2027	5.22%	24,825	24,784
5.000% Callable Note due 2028	February 17, 2028	5.29%	9,910	9,888
5.875% Senior Notes	July 21, 2028	6.01%	990,838	—
7.000% Callable Note due 2028	October 31, 2028	7.24%	28,219	—
4.150% Senior Notes	January 23, 2030	4.26%	992,554	991,518
2.625% Senior Debentures (1)	October 15, 2031	4.73%	901,692	911,777
2.750% Senior Debentures (1)	October 15, 2032	7.08%	382,957	392,162
7.375% Callable Note due 2033	November 17, 2033	7.66%	19,601	—
6.250% Senior Notes	January 15, 2036	6.03%	484,890	497,681
6.500% Senior Notes	January 20, 2043	6.05%	405,850	409,472
6.625% Senior Notes	October 23, 2043	6.97%	247,010	246,954
6.830% Callable Note due 2053	November 20, 2053	6.72%	14,730	—
Floating Rate Senior Notes	September 22, 2053	5.59%	15,253	—
Floating Rate Senior Notes	October 29, 2071	5.21%	61,728	61,715
Unsecured Credit Facility	November 17, 2025	6.31%	350,000	349,578
Structured Notes (2)	Various	—%	1,708,443	1,583,828
Floating Euro Medium Term Notes	June 19, 2026	4.56%	42,417	—
Total unsecured long-term debt			8,497,300	7,474,530
Secured long-term debt:
Tessellis Secured Debt			75,440	—
HomeFed EB-5 Program Debt			242,608	209,060
HomeFed Construction Loans			48,182	56,965
Secured Credit Facilities			735,222	933,531
Secured Bank Loan			100,000	100,000
Total long-term debt (3)			$9,698,752	$8,774,086
(1)The carrying values of these senior notes include net gains of $21.6 million and $219.1 million during the years ended

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
November 30, 2023 and 2022, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 2, Summary of Significant Accounting Policies, and Note 7, Derivative Financial Instruments for further information.
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
(3)Total Long-term debt has a fair value of $9.57 billion and $8.46 billion at November 30, 2023 and 2022, respectively, which would be classified as Level 2 or Level 3 in the fair value hierarchy.
During 2023, long-term debt increased by $924.7 million to $9.70 billion at November 30, 2023, as presented in our Consolidated Statements of Financial Condition. This increase is primarily due to the issuance of our 5.875% Senior Notes due 2028 with a principal amount of $1.0 billion. The proceeds from the issuances of our other debt, net of repayments, were $290.2 million. Additionally, at November 30, 2023, long-term debt includes $75.4 million related to Tessellis due to the step-acquisition of OpNet. This was partially offset by the maturity of our 5.500% Senior Note with a principal amount of $393.0 million and the reclassification of long-term debt to liabilities held for sale related to Foursight.
At November 30, 2023 and 2022, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition were $735.2 million and $933.5 million, respectively. Interest on these credit facilities is based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At November 30, 2023, we were in compliance with all covenants under these credit facilities.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At November 30, 2023 and 2022, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of SOFR plus 1.25%. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At November 30, 2023, we were in compliance with all covenants under the Secured Bank Loan.
HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act (“EB-5 Program”). This debt is secured by certain real estate of HomeFed. At November 30, 2023, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Substantially all of HomeFed’s EB-5 Program debt matures in 2024 through 2028.
At November 30, 2023, HomeFed has a construction loan with an aggregate committed amount of $62.0 million. The proceeds are being used for construction at certain of its real estate projects. The outstanding principal amount of the loan bears interest based on the SOFR plus 2.75%, subject to adjustment on the first of each calendar month. At November 30, 2023, the interest rate on the loan was 8.07%. The loan matures in May 2024 and is collateralized by the property underlying the related project with a guarantee by HomeFed. At November 30, 2023 and 2022, $48.2 million and $57.0 million, respectively, was outstanding under the construction loan agreement.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 20. Preferred Shares
Mandatorily Redeemable Convertible Preferred Shares
Our $125.0 million of callable mandatorily redeemable cumulative convertible preferred shares (“Preferred Shares”) were converted during the first quarter of 2023 at a price of $1,000 per preferred share, plus accrued interest, into 4,654,362 common shares for $125.0 million, or $26.82 per common share.
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
Additionally, on April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. During the year ended November 30, 2023, SMBC exchanged 21.0 million shares of voting common stock for 42,000 shares of Series B Preferred Stock and we received cash of $31.5 million from SMBC in connection with the exchange. As a result of the exchange, our equity attributed to our voting common stock decreased by $21.0 million, our equity attributed to the Series B Preferred Stock increased by $42,000 and additional paid-in capital increased by $52.5 million.
At November 30, 2023, SMBC owns 9.1% of our common stock on an as-converted basis and 8.3% on a fully-diluted, as-converted, basis. During the year ended November 30, 2023, we paid $12.6 million, or $0.60 per share on an as-converted basis, of cash dividends on the Series B Preferred Stock.
On June 28, 2023, shareholders approved an Amended and Restated Certificate of Incorporation, which authorized the issuance of non-voting common stock with a par value of $1.00 per share (the “Non-Voting Common Shares”). The Non-Voting Common Shares are entitled to share equally, on a per share basis, with the voting common stock, in dividends and distributions. Upon the effectiveness of the Amended and Restated Certificate of Incorporation on June 30, 2023, the number of authorized shares of common stock remains at 600,000,000 shares, comprised of 565,000,000 shares of voting common stock and 35,000,000 shares of Non-Voting Common Shares.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 21. Common Shares and Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Year Ended November 30,
	2023	2022	2021
Numerator for earnings per common share:
Net earnings attributable to Jefferies Financial Group Inc.	$275,672	$777,168	$1,667,403
Allocation of earnings to participating securities (1)	(14,729)	(3,015)	(9,961)
Net earnings attributable to Jefferies Financial Group Inc. common shareholders for basic earnings per share	260,943	774,153	1,657,442
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	—	29	207
Preferred shares and mandatorily redeemable convertible preferred share dividends	—	8,281	6,949
Net earnings attributable to Jefferies Financial Group Inc. common shareholders for diluted earnings per share	$260,943	$782,463	$1,664,598
Denominator for earnings per common share:
Weighted average common shares outstanding	222,325	234,258	246,991
Weighted average shares of restricted stock outstanding with future service required	(1,920)	(1,330)	(1,567)
Weighted average RSUs outstanding with no future service required	12,204	14,450	18,171
Denominator for basic earnings per common share – weighted average shares	232,609	247,378	263,595
Stock options and other share-based awards	2,085	1,518	1,203
Senior executive compensation plan RSU awards	1,926	2,234	2,262
Preferred shares and mandatorily redeemable convertible preferred shares (2)	—	4,441	4,441
Denominator for diluted earnings per common share (3)	236,620	255,571	271,501
Earnings per common share:
Basic	$1.12	$3.13	$6.29
Diluted	$1.10	$3.06	$6.13
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 8.9 million 1.0 million and 1.6 million for the years ended November 30, 2023, 2022 and 2021, respectively. Dividends declared on participating securities were $2.1 million, $1.1 million and $1.4 million during the years ended November 30, 2023, 2022 and 2021, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)The two-class method was more dilutive for each period presented.
(3)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per share in the future. Antidilutive shares at November 30, 2023, were 9.5% of the weighted average common shares outstanding for the year ended November 30, 2023.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 22. Accumulated Other Comprehensive Income (Loss)
Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Earnings. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	November 30,
	2023	2022	2021
Net unrealized gains (losses) on available-for-sale securities	$(4,595)	$(5,892)	$269
Net currency translation adjustments and other	(162,541)	(220,071)	(166,499)
Net unrealized losses related to instrument-specific credit risk	(181,946)	(104,526)	(153,672)
Net minimum pension liability	(46,463)	(48,930)	(52,241)
Total accumulated other comprehensive loss, net of tax	$(395,545)	$(379,419)	$(372,143)

Amounts reclassified out of accumulated other comprehensive income (loss) to net earnings are as follows (in thousands):

	Year Ended November 30,
	2023	2022	2021
Net unrealized gains (losses) on instrument-specific credit risk at fair value (1)	$(167)	$(129)	$1,861
Foreign currency translation adjustments (2)	17,506	—	—
Amortization of defined benefit pension plan actuarial losses (3)	(631)	(2,483)	(3,138)
Total reclassifications for the period, net of tax	$16,708	$(2,612)	$(1,277)
(1)The amounts include income tax benefit (expense) of $0.1 million, $0.0 million, and $(0.6) million during the years ended November 30, 2023, 2022 and 2021, respectively, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(2)Relates to the acquisition and consolidation of OpNet in the fourth quarter of 2023. See Note 4, Business Acquisitions and Note 5, Assets Held for Sale for further information. The amount includes income tax benefit (expense) of $(5.4) million for the year ended November 30, 2023, which was reclassified to Other income in our Consolidated Statements of Earnings.
(3)The amounts include income tax benefits of approximately $0.2 million, $0.8 million, and $1.1 million during the years ended November 30, 2023, 2022 and 2021, respectively, which were reclassified to Compensation and benefits expenses in our Consolidated Statements of Earnings. See Note 16, Benefit Plans for further information.

Note 23. Income Taxes
The provision for income tax expense consists of the following components (in thousands):

	Year Ended November 30,
	2023	2022	2021
Current:
U.S. Federal	$14,600	$198,507	$322,551
U.S. state and local	14,896	67,236	70,370
Foreign	51,923	78,505	86,918
Total current	81,419	344,248	479,839
Deferred:
U.S. Federal	10,380	(61,303)	72,753
U.S. state and local	3,112	(17,010)	19,502
Foreign	(3,030)	7,917	4,635
Total deferred	10,462	(70,396)	96,890
Total income tax expense	$91,881	$273,852	$576,729

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the U.S. and non-U.S. components of earnings before income tax expense (in thousands):

	Year Ended November 30,
	2023	2022	2021
U.S.	$177,595	$801,047	$1,970,625
Non-U.S. (1)	176,674	254,515	283,480
Earnings before income tax expense	$354,269	$1,055,562	$2,254,105
(1)For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 21.0% to earnings before income taxes as a result of the following (dollars in thousands):

	Year Ended November 30,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected federal income taxes	$74,396	21.0%	$221,668	21.0%	$473,362	21.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit	17,071	4.8	47,364	4.5	96,884	4.3
International operations (including foreign rate differential)	7,306	2.1	18,711	1.8	18,073	0.8
Non-deductible executive compensation	11,664	3.3	12,596	1.2	20,359	0.9
Foreign tax credits, net	(4,504)	(1.3)	(20,368)	(1.9)	(13,963)	(0.6)
Employee share-based awards	(16,136)	(4.6)	(37,988)	(3.6)	893	—
Regulatory Settlement	—	—	20,184	1.9	—	—
Change in unrecognized tax benefits related to prior years	(25,561)	(7.2)	(16,915)	(1.7)	(27,374)	(1.2)
Interest on unrecognized tax benefits	18,988	5.4	13,902	1.3	8,651	0.4
Other, net	8,657	2.4	14,698	1.4	(156)	—
Total income tax expense	$91,881	25.9%	$273,852	25.9%	$576,729	25.6%
The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Year Ended November 30,
	2023	2022	2021
Balance at beginning of period	$349,955	$339,036	$314,347
Increases based on tax positions related to the current period	1,555	30,690	50,079
Increases based on tax positions related to prior periods	10,134	5,902	3,490
Decreases based on tax positions related to prior periods	(28,622)	(25,673)	(24,180)
Decreases related to settlements with taxing authorities	(699)	—	(4,700)
Balance at end of period	$332,323	$349,955	$339,036
The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $263.0 million and $276.5 million (net of Federal benefit) at November 30, 2023 and 2022, respectively.
We recognize interest accrued related to unrecognized tax benefits and penalties, if any, as components of Income tax expense. Net interest expense related to unrecognized tax benefits was $25.5 million, $18.6 million and $10.8 million for the years ended November 30, 2023, 2022 and 2021, respectively. At November 30, 2023, 2022 and 2021, we had interest accrued of approximately $142.1 million, $116.5 million and $97.9 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. No material penalties were accrued for the years ended November 30, 2023, 2022 and 2021. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Earnings.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	November 30,
	2023	2022
Deferred tax assets:
Compensation and benefits	$189,928	$250,096
Operating lease liabilities	128,805	133,250
Long-term debt	75,850	47,535
Tax credits	24,000	—
Accrued expenses and other	151,360	156,388
Investments in associated companies	93,952	11,931
Net operating loss carryover	251,244	10,176
Sub-total	915,139	609,376
Valuation allowance	(228,074)	(6,266)
Total deferred tax assets	687,065	603,110
Deferred tax liabilities:
Operating lease right-of-use assets	110,071	118,567
Amortization of intangibles	62,333	62,670
Other	56,318	34,011
Total deferred tax liabilities	228,722	215,248
Net deferred tax asset, included in Other assets	$458,343	$387,862
The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $458.3 million at November 30, 2023 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.
During the fourth quarter of 2023, we acquired Stratos and OpNet. Refer to Note 4, Business Acquisitions for further discussion. In relation to these acquisitions, we recognized deferred tax assets in the aggregate of $222.8 million primarily related to net operating losses, offset by a valuation allowance of $222.3 million.
We are currently under examination by a number of taxing jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $25.3 million.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2020
New York State	2001
New York City	2006
United Kingdom	2021
Germany	2018
Hong Kong	2017
India	2010

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 24. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at November 30, 2023 (in millions):

	Expected Maturity Date (Fiscal Years)
	2024	2025	2026 and 2027	2028 and 2029	2030 and Later	Maximum Payout
Equity commitments (1)	$75.0	$1.4	$38.6	$0.3	$121.3	$236.6
Loan commitments (1)	250.0	2.5	77.2	—	—	329.7
Loans purchase commitments (2)	2,205.6	—	—	—	—	2,205.6
Underwriting commitments	26.2	—	—	—	—	26.2
Forward starting reverse repos (3)	7,477.1	—	—	—	—	7,477.1
Forward starting repos (3)	4,732.2	—	—	—	—	4,732.2
Other unfunded commitments (1)	80.2	1,083.5	201.3	—	—	1,365.0
Total commitments	$14,846.3	$1,087.4	$317.1	$0.3	$121.3	$16,372.4
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at November 30, 2023, Jefferies had also entered into back-to-back committed sale contracts aggregating to $2.0 billion.
(3)At November 30, 2023, all of the securities within forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At November 30, 2023, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.4 million.
Additionally, at November 30, 2023, we had other outstanding equity commitments to invest up to $171.5 million with strategic affiliates and $39.3 million to various other investments.
Loan Commitments. From time to time, we make commitments to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2023, we had outstanding loan commitments of $77.2 million to clients and $2.5 million to a strategic affiliate.
Loan commitments outstanding at November 30, 2023 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2023 (in millions):

	Expected Maturity Date (Fiscal Years)
	2024	2025	2026 and 2027	2028 and 2029	2030 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$11,654.4	$17,138.5	$9,337.6	$—	$—	$38,130.5
Total derivative contracts	$11,654.4	$17,138.5	$9,337.6	$—	$—	$38,130.5
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2023, the fair value of derivative contracts meeting the definition of a guarantee is approximately $423.1 million.
HomeFed. For real estate development projects, we are generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee a municipality satisfactory completion of a project. As the planned area is developed and the municipality accepts the improvements, the bonds are released. At November 30, 2023, the aggregate amount of infrastructure improvement bonds outstanding was $43.9 million.
Standby Letters of Credit. At November 30, 2023, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $56.8 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 25. Regulatory Requirements
Net Capital
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant (“FCM”), is also subject to Regulation 1.17 of the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act (“CEA”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under SEA Rule 15c3-1 or CFTC Regulation 1.17.
Jefferies Financial Services, Inc. (“JFSI”) is a registered swap dealer subject to the CFTC’s regulatory capital requirements and is a registered security-based swap dealer with the SEC subject to the SEC’s security-based swap dealer regulatory rules and is approved by the SEC as an OTC derivatives dealer subject to compliance with the SEC’s net capital requirements. At November 30, 2023, JFSI is in compliance with these SEC and CFTC requirements. Additionally, JFSI is subject to the net capital requirements of the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEA Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million. Under CFTC Regulation 23.101, JFSI is required to maintain minimum net capital of not less than the greater of 2% of the uncleared swap margin, as defined in CFTC Regulation 23.100, or $20 million.
At November 30, 2023, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,088,817	$980,587
JFSI - SEC	348,457	328,457
JFSI - CFTC	348,457	324,553
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
At November 30, 2023 and 2022, $4.67 billion and $5.77 billion, respectively, of net assets of our consolidated subsidiaries are restricted as to the payment of cash dividends, or the ability to make loans or advances to the parent company. At November 30, 2023 and 2022, $4.43 billion and $4.87 billion, respectively, of these assets are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the parent company.
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At November 30, 2023, Jefferies LLC had $640.9 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers (commonly referred to as “PAB”), Jefferies is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At November 30, 2023, Jefferies had $53.1 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
The qualified securities meeting the 15c3-3 customer and PAB requirements are included in Cash and securities segregated and Securities purchased under agreements to resell in our Consolidated Statements of Financial Condition.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 26. Segment Reporting
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
Net revenues presented for our Investment Banking and Capital Markets reportable segment include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated long-term debt, which is a function of the mix of each business's associated assets and liabilities and the related funding costs. During 2023, we refined our allocated net interest methodology to better reflect net interest expense across our business units based on use of capital. Historical periods have been recast to conform with the revised methodology.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Our net revenues, non-interest expenses and earnings (losses) before income taxes by reportable business segment are summarized below (in millions):

	Year Ended November 30,
	2023	2022	2021
Investment Banking and Capital Markets:
Net revenues	$4,504.4	$4,741.3	$6,929.3
Non-interest expenses	3,995.1	3,950.8	4,730.6
Earnings before income taxes	509.3	790.5	2,198.7
Asset Management:
Net revenues	188.3	1,243.5	1,084.8
Non-interest expenses	351.0	967.0	1,025.7
Earnings (losses) before income taxes	(162.7)	276.5	59.1
Total of Reportable Business Segments:
Net revenues	4,692.7	5,984.8	8,014.1
Non-interest expenses	4,346.1	4,917.8	5,756.3
Earnings before income taxes	346.6	1,067.0	2,257.8
Reconciliation to consolidated amounts:
Net revenues	7.7	(6.0)	(0.3)
Non-interest expenses	—	5.4	3.4
Earnings (losses) before income taxes (1)	7.7	(11.4)	(3.7)
Total:
Net revenues	4,700.4	5,978.8	8,013.8
Non-interest expenses	4,346.1	4,923.2	5,759.7
Earnings before income taxes	$354.3	$1,055.6	$2,254.1
(1)Management does not consider certain foreign currency transaction gains or losses, debt valuation adjustments on derivative contracts, gains and losses on investments held in deferred compensation or certain other immaterial corporate income and expense items in assessing the financial performance of operating businesses. Collectively, these items are included in the reconciliation of reportable business segment amounts to consolidated amounts.
The following table summarizes our total assets by reportable business segment (in millions):

	November 30,
	2023	2022
Investment Banking and Capital Markets	$51,776.9	$45,541.0
Asset Management	6,128.3	5,516.7
Total assets	$57,905.2	$51,057.7

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

	Year Ended November 30,
	2023	2022	2021
Americas (1)	$3,625.6	$4,815.4	$6,748.8
Europe and the Middle East (2)	775.9	925.4	1,045.7
Asia-Pacific	298.9	238.0	219.3
Net revenues	$4,700.4	$5,978.8	$8,013.8
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.

Note 27. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At November 30, 2023 and 2022, we had $31.0 million and $17.7 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
•On October 24, 2022, we repurchased 640,000 of our shares from one of our officers for approximately $21.0 million.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
•One of our directors has investments in hedge funds managed by us of approximately $3.0 million at November 30, 2023.
Investment Banking. For the year ended November 30, 2023, we recorded fees of $5.0 million, which are included in Investment banking revenues in our Consolidated Statements of Earnings, related to services provided to a merchant banking investment held in our Asset Management business.
Vitesse Energy. On January 13, 2023, our consolidated subsidiary, Vitesse Energy, issued shares measured at a total consideration of $30.6 million in exchange for acquiring all of the outstanding capital interests of Vitesse Oil, which was controlled by JCP Fund V. We provided investment banking services to Vitesse Energy and recognized revenue of $3.0 million for the year ended November 30, 2023, included within Investment banking revenues in our Consolidated Statements of Earnings. See Note 1, Organization and Basis of Presentation for additional details related to the Vitesse Energy distribution.
Special Purpose Acquisition Companies. We earned investment banking revenues during the year ended November 30, 2021 of $45.5 million for services provided to special purpose acquisition companies we have co-sponsored.

JEFFERIES FINANCIAL GROUP INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2023 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended November 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended November 30, 2023, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
Information with respect to this item will be contained in the Proxy Statement for the 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.
We have a Code of Business Practice, which is applicable to all directors, officers and employees, and is available on our website. We intend to post amendments to or waivers from our Code of Business Practice on our website as required by applicable law.

Item 11. Executive Compensation
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

JEFFERIES FINANCIAL GROUP INC.
Information with respect to this item will be contained in the Proxy Statement for the 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
Information with respect to this item will be contained in the Proxy Statement for the 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
Information with respect to this item will be contained in the Proxy Statement for the 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information with respect to aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be contained in the Proxy Statement for the 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements
The financial statements required to be filed hereunder are listed on page S-1.
(a)2. Financial Statement Schedules
The financial statement schedules required to be filed hereunder are listed on page S-1.
(a)3. Exhibits

JEFFERIES FINANCIAL GROUP INC.

Exhibit No.	Description

2.1
Separation and Distribution Agreement, dated as of January 13, 2023, by and among Jefferies Financial Group Inc., Vitesse Energy Finance LLC, Vitesse Energy, Inc., and the other signatories listed therein, is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 17, 2023. *

3.1	Amended and Restated Certificate of Incorporation of Jefferies Financial Group Inc., is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on June 30, 2023.*
3.2
Amended and Restated By-Laws of Jefferies Financial Group Inc. (effective September 30, 2021), is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021.*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2
Indenture, dated as of October 18, 2013, by and between Jefferies Financial Group Inc. (formerly Leucadia National Corporation) and The Bank of New York Mellon, as trustee, is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 18, 2013. *

4.3
Indenture, dated as of March 12, 2002 (Senior Securities), by and between Jefferies Group LLC (formerly Jefferies Group, Inc.) and The Bank of New York Mellon, as trustee, is incorporated herein by reference to Exhibit 4.1 to Jefferies Group LLC’s and Jefferies Group Capital Finance Inc.’s Form S-3 Registration Statement filed on February 1, 2019 (File Nos. 333-229494 and 333-229494-01).*

4.4
First Supplemental Indenture, dated as of July 15, 2003, to Indenture dated as of March 12, 2002 by and between Jefferies Group LLC (formerly Jefferies Group, Inc.) and The Bank of New York Mellon, as Trustee, is incorporated herein by reference to Exhibit 4.2 of Jefferies Group, Inc.’s Form S-3 Registration Statement filed on July 15, 2003 (No. 333-107032). *

4.5
Second Supplemental Indenture, dated as of December 19, 2012, to the Indenture dated as of March 12, 2002, by and between Jefferies Group LLC (formerly Jefferies Group, Inc.) and The Bank of New York Mellon, as trustee, is incorporated herein by reference to Exhibit 4.1 of Jefferies Group, Inc.’s Form 8-K filed on December 20, 2012. *

4.6
Third Supplemental Indenture, dated as of March 1, 2013, to the Indenture dated as of March 12, 2002 by and between Jefferies Group LLC (formerly Jefferies Group, Inc.) and The Bank of New York Mellon, as Trustee, is incorporated herein by reference to Exhibit 4.3 of Jefferies Group, Inc.’s Form 8-K filed on March 1, 2013. *

4.7
Fourth Supplemental Indenture, dated as of November 1, 2022, among Jefferies Financial Group Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated as of March 12, 2002, is incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on November 1, 2022.*

4.8
Indenture, dated as of May 26, 2016 (the “Senior Debt Indenture”), by and among Jefferies Group LLC and Jefferies Group Capital Finance Inc. and The Bank of New York Mellon, as trustee, is incorporated herein by reference to Exhibit 4.1 of the Form 8-A of Jefferies Group LLC and Jefferies Group Capital Finance Inc. filed on January 17, 2017.*

4.9
First Supplemental Indenture, dated as of November 1, 2022, among Jefferies Financial Group Inc. and The Bank of New York Mellon, as trustee, to the Senior Debt Indenture, dated as of May 26, 2016, is incorporated herein by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on November 1, 2022.*

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

10.2	Jefferies Financial Group Inc. Equity Compensation Plan, is incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed on February 12, 2021. * +
10.3
Form of Stock Option Agreement under the Company’s 2003 Stock Award and Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 8, 2021. * +

10.4	Form of Stock Appreciation Award Agreement, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 8, 2021. * +
10.5
Form of Stock Option Agreement (Converted Stock Appreciation Award) under the Company’s Equity Compensation Plan, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 8, 2021. * +

10.6	Leucadia National Corporation 1999 Directors’ Stock Compensation Plan, as amended and restated on July 25, 2013, is incorporated herein by reference to Appendix II to the 2013 Proxy Statement.* +
10.7
Agreement of Terms dated as of December 31, 2011 between Leucadia National Corporation and Berkshire Hathaway Inc., is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2012.*

JEFFERIES FINANCIAL GROUP INC.

Exhibit No.	Description

10.8
Form of Restricted Stock Units Agreement (Time-Based) under the Company’s Equity Compensation Plan, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 8, 2022.* +

10.9
Form of Restricted Stock Units Agreement (Performance-Based) under the Company’s Equity Compensation Plan, is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 8, 2022.* +

10.10
Form of Restricted Stock Units Agreement (Leadership Continuity Grant) under the Company’s Equity Compensation Plan, is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 8, 2022.* +

10.11
Form of Restricted Stock / Deferred Share Agreement to Non-Employee Independent Directors, is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on January 27, 2023.* +

10.12	Agreement, between Teresa Gendron and the Company, is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 19, 2022.* +
10.13	Vitesse Energy, Inc. Transitional Equity Award Adjustment Plan is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 17, 2023.* +
10.14
Exchange Agreement, dated as of April 27, 2023, by and between Jefferies Financial Group Inc., a New York corporation, and Sumitomo Mitsui Banking Corporation, a joint stock company incorporated in Japan, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on April 27, 2023.*

10.15
Memorandum of Understanding in Relation to Strategic Alliance, dated as of April 27, 2023, by and among Jefferies Financial Group Inc., a New York corporation, Jefferies Finance LLC, a Delaware limited liability company, Sumitomo Mitsui Financial Group, Inc., a financial holding company incorporated in Japan, Sumitomo Mitsui Banking Corporation, a joint stock company incorporated in Japan, SMBC Nikko Securities Inc., a joint stock company incorporated in Japan, and SMBC Nikko Securities America, Inc., a Delaware corporation, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on April 27, 2023.*

21	Subsidiaries of the registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.1	Jefferies Financial Group Inc. Incentive-Based Compensation Recovery Policy.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting language (iXBRL): (i) the Consolidated Statements of Financial Condition as of November 30, 2023 and 2022; (ii) the Consolidated Statements of Earnings for the years ended November 30, 2023, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2023, 2022 and 2021; (iv) the Consolidated Statements of Changes in Equity for the years ended November 30, 2023, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the years ended November 30, 2023, 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

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

Dated: January 26, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth below.

	Name	Title	Date
/s/	JOSEPH S. STEINBERG	Chairman of the Board of Directors	January 26, 2024
Joseph S. Steinberg

/s/	RICHARD B. HANDLER	Chief Executive Officer and Director (Principal Executive Officer)	January 26, 2024
Richard B. Handler

/s/	MATT LARSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 26, 2024
Matt Larson

/s/	BRIAN P. FRIEDMAN	President and Director	January 26, 2024
Brian P. Friedman

/s/	MARK L. CAGNO	Vice President and Controller (Principal Accounting Officer)	January 26, 2024
Mark L. Cagno

/s/	LINDA L. ADAMANY	Director	January 26, 2024
Linda L. Adamany

/s/	ROBERT D. BEYER	Director	January 26, 2024
Robert D. Beyer

/s/	MATRICE ELLIS KIRK	Director	January 26, 2024
Matrice Ellis Kirk

/s/	MARYANNE GILMARTIN	Director	January 26, 2024
MaryAnne Gilmartin

/s/	THOMAS W. JONES	Director	January 26, 2024
Thomas W. Jones

/s/	JACOB M. KATZ	Director	January 26, 2024
Jacob M. Katz

/s/	MICHAEL T. O’KANE	Director	January 26, 2024
Michael T. O’Kane

/s/	MELISSA V. WEILER	Director	January 26, 2024
Melissa V. Weiler

Jefferies Financial Group Inc.
Index to Financial Statements and
Financial Statement Schedules
Items (15)(a)(1) and (15)(a)(2)

JEFFERIES FINANCIAL GROUP INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share amounts)

	November 30,
	2023	2022
ASSETS
Cash and cash equivalents	$2,455,437	$2,411,270
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	68,076	57,876
Financial instruments owned, at fair value	80,567	97,870
Investments in and loans to related parties	630,705	637,302
Investment in subsidiaries	7,248,785	7,567,225
Advances to subsidiaries	4,393,104	3,486,572
Subordinated notes receivable	4,277,788	3,867,931
Other assets	1,025,140	821,634
Total assets	$20,179,602	$18,947,680
LIABILITIES AND EQUITY
Short-term borrowings	$—	$10,868
Financial instruments sold, not yet purchased, at fair value	690	4,873
Advances from subsidiaries	1,253,151	430,846
Accrued expenses and other liabilities	718,634	668,717
Long-term debt	8,497,300	7,474,530
Total liabilities	10,469,775	8,589,834
MEZZANINE EQUITY
Mandatorily redeemable convertible preferred shares	—	125,000
EQUITY
Preferred shares, par value of $1 per share, authorized 70,000 shares; 42,000 shares issued and outstanding; liquidation preference of $17,500 per share	42	—
Common shares, par value $1 per share, authorized 565,000,000 shares; 210,626,642 and 226,129,626 shares issued and outstanding, after deducting 110,491,428 and 90,334,082 shares held in treasury	210,627	226,130
Additional paid-in capital	2,044,859	1,967,781
Accumulated other comprehensive loss	(395,545)	(379,419)
Retained earnings	7,849,844	8,418,354
Total Jefferies Financial Group Inc. shareholders’ equity	9,709,827	10,232,846
Total liabilities and equity	$20,179,602	$18,947,680
See accompanying notes to condensed financial statements.

JEFFERIES FINANCIAL GROUP INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2023	2022	2021
Revenues:
Principal transactions	$(95,642)	$(61,407)	$98,373
Interest	580,485	317,020	213,910
Other	(3,654)	(66,539)	101,203
Total revenues	481,189	189,074	413,486
Interest expense	446,786	317,916	318,138
Net revenues	34,403	(128,842)	95,348
Non-interest expenses:
Total non-interest expenses	34,462	69,962	147,761
Losses before income taxes	(59)	(198,804)	(52,413)
Income tax benefit	(42,322)	(78,338)	(11,806)
Net earnings (losses) before undistributed earnings of subsidiaries	42,263	(120,466)	(40,607)
Undistributed earnings of subsidiaries	235,425	905,915	1,714,959
Net earnings	277,688	785,449	1,674,352
Preferred stock dividends	14,616	8,281	6,949
Net earnings attributable to Jefferies Financial Group Inc. common shareholders	263,072	777,168	1,667,403
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other	57,530	(53,572)	(9,781)
Change in fair value related to instrument-specific credit risk	(77,420)	49,146	(82,521)
Minimum pension liability adjustments	2,467	3,311	9,320
Unrealized gain (losses) on available-for-sale securities	1,297	(6,161)	(244)
Total other comprehensive loss, net of tax	(16,126)	(7,276)	(83,226)
Comprehensive income attributable to Jefferies Financial Group Inc. common shareholders	$246,946	$769,892	$1,584,177
See accompanying notes to condensed financial statements.

JEFFERIES FINANCIAL GROUP INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$277,688	$785,449	$1,674,352
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	53,728	(38,875)	27,933
Share-based compensation	45,360	43,919	78,160
Amortization	1,040	1,322	(24,379)
Undistributed earnings of subsidiaries	(235,425)	(905,915)	(1,714,959)
(Income) loss on investments in and loans to related parties	6,808	71,405	(101,302)
Other adjustments	(438,649)	(560,325)	(203,947)
Net change in assets and liabilities:
Financial instruments owned	17,303	200,903	(76,852)
Other assets	(67,626)	129,322	(171,933)
Financial instruments sold, not yet purchased	(4,183)	1,382	3,491
Income taxes receivable/payable, net	(189,608)	(158,732)	(62,531)
Accrued expenses and other liabilities	49,916	233,217	(126,894)
Net cash used in operating activities	(483,648)	(196,928)	(698,861)
Cash flows from investing activities:
Contributions to investments in and loans to related parties	(211)	(118)	—
Capital distributions from investments and repayments of loans from related parties	—	22	50,000
Advances on loan receivables	—	—	(50,000)
Distribution (to) from subsidiaries, net	887,895	2,921,528	456,220
Other	—	—	(611)
Net cash provided by investing activities	887,684	2,921,432	455,609
Cash flows from financing activities:
Proceeds from short-term borrowings	—	4,068	—
Payments on short-term borrowings	(10,868)	—	(5,090)
Proceeds from issuance of long-term debt, net of issuance costs	1,718,992	400,059	1,681,058
Repayments of long-term debt	(813,182)	(202,172)	(1,256,495)
Advances (to) from subsidiaries, net	(828,114)	30,428	(341,327)
Issuances of common shares	—	2,752	2,107
Purchase of common shares for treasury	(169,402)	(859,593)	(269,400)
Proceeds from conversion of common to preferred shares	31,500	—	—
Dividends paid	(278,595)	(280,104)	(222,798)
Net cash used in financing activities	(349,669)	(904,562)	(411,945)
Net increase (decrease) in cash and cash equivalents and restricted cash	54,367	1,819,942	(655,197)
Cash, cash equivalents and restricted cash at beginning of period	2,469,146	649,204	1,304,401
Cash, cash equivalents and restricted cash at end of period	$2,523,513	$2,469,146	$649,204

	Year Ended November 30,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$176,981	$484,349	$381,117
Income taxes, net	95,634	124,516	625,072
Non-cash investing activities:
Investments contributed to subsidiary	$—	$—	$5,451
Dividends received from subsidiaries	—	—	1,970

The following presents the Parent Company’s cash, cash equivalents and restricted cash by category within the Condensed Statements of Financial Condition (in thousands):

	November 30,
	2023	2022
Cash and cash equivalents	$2,455,437	$2,411,270
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	68,076	57,876
Total cash, cash equivalents and restricted cash	$2,523,513	$2,469,146
See accompanying notes to condensed financial statements.

JEFFERIES FINANCIAL GROUP INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Introduction and Basis of Presentation
The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Jefferies Financial Group Inc. (the “Company”) and the notes thereto found in the Company’s Annual Report on Form 10-K for the year ended November 30, 2023. For purposes of these condensed financial statements, the Company’s wholly-owned and majority owned subsidiaries are accounted for using the equity method of accounting (“equity method subsidiaries”).
The Parent Company Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information. The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Summary of Significant Accounting Policies in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2023.
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
The Parent Company guarantees certain financing arrangements of subsidiaries. The maximum amount payable under these guarantees is $875.0 million at November 30, 2023. For further information, refer to Note 18, Short-Term Borrowings and Note 19, Long-Term Debt in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2023.