Form 10-Q
period 2024-02-29
Jefferies Financial Group Inc.
filed 2024-04-05
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock at March 28, 2024 was 212,043,560.

JEFFERIES FINANCIAL GROUP INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
February 29, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands except share and per share amounts)

	February 29, 2024	November 30, 2023
ASSETS
Cash and cash equivalents	$7,615,691	$8,526,363
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (includes $126,340 and $110,198 at fair value)	1,195,346	1,414,593
Financial instruments owned, at fair value (includes securities pledged of $17,369,731 and $17,158,747)	23,211,546	21,747,473
Investments in and loans to related parties	1,267,570	1,239,345
Securities borrowed	6,789,055	7,192,091
Securities purchased under agreements to resell	7,546,785	5,950,549
Securities received as collateral, at fair value	110,897	8,800
Receivables:
Brokers, dealers and clearing organizations	3,008,327	2,380,732
Customers	1,860,124	1,705,425
Fees, interest and other	612,296	630,142
Premises and equipment	1,103,490	1,065,680
Assets held for sale (includes pledged assets of $25,600 and $181,900 at fair value)	1,571,981	1,545,472
Goodwill	1,824,037	1,847,856
Other assets (includes assets pledged of $321,367 and $244,604)	3,215,855	2,650,640
Total assets	$60,933,000	$57,905,161
LIABILITIES AND EQUITY
Short-term borrowings	$1,254,310	$989,715
Financial instruments sold, not yet purchased, at fair value	12,043,950	11,251,154
Securities loaned	2,709,170	1,840,518
Securities sold under agreements to repurchase	11,596,778	10,920,606
Other secured financings (includes $3,965 and $3,898 at fair value)	1,429,753	1,430,199
Obligation to return securities received as collateral, at fair value	110,897	8,800
Payables:
Brokers, dealers and clearing organizations	3,947,779	3,737,810
Customers	4,202,162	3,960,557
Lease liabilities	533,761	544,650
Liabilities held for sale	1,146,802	1,173,648
Accrued expenses and other liabilities	2,172,485	2,546,211
Long-term debt (includes $1,751,772 and $1,708,443 at fair value)	9,917,278	9,698,752
Total liabilities	51,065,125	48,102,620
MEZZANINE EQUITY
Redeemable noncontrolling interests	406	406
EQUITY
Preferred shares, par value of $1 per share, authorized 70,000 shares; 42,000 shares issued and outstanding; liquidation preference of $17,500 per share	42	42
Common shares, par value $1 per share, authorized 565,000,000 and 565,000,000 shares; 212,000,515 and 210,626,642 shares issued and outstanding, after deducting 109,122,708 and 110,491,428 shares held in treasury	212,001	210,627
Non-voting common shares, par value $1 per share, authorized 35,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	2,026,584	2,044,859
Accumulated other comprehensive loss	(396,438)	(395,545)
Retained earnings	7,937,908	7,849,844
Total Jefferies Financial Group Inc. shareholders’ equity	9,780,097	9,709,827
Noncontrolling interests	87,372	92,308
Total equity	9,867,469	9,802,135
Total liabilities and equity	$60,933,000	$57,905,161
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenues
Investment banking	$679,065	$502,798
Principal transactions	640,736	497,246
Commissions and other fees	245,543	213,270
Asset management fees and revenues	50,372	38,986
Interest	819,489	531,385
Other	116,737	(3,121)
Total revenues	2,551,942	1,780,564
Interest expense	813,739	497,072
Net revenues	1,738,203	1,283,492
Non-interest expenses
Compensation and benefits	926,871	703,058
Floor brokerage and clearing fees	109,670	80,474
Underwriting costs	18,484	13,207
Technology and communications	137,512	113,385
Occupancy and equipment rental	28,153	27,315
Business development	57,651	36,838
Professional services	77,844	62,161
Depreciation and amortization	43,202	33,292
Cost of sales	34,671	2,168
Other expenses	83,903	53,576
Total non-interest expenses	1,517,961	1,125,474
Earnings from continuing operations before income taxes	220,242	158,018
Income tax expense	55,959	28,694
Net earnings from continuing operations	164,283	129,324
Net losses from discontinued operations, net of income tax benefit of $3,003	(7,891)	—
Net earnings	156,392	129,324
Net losses attributable to noncontrolling interests	(7,438)	(6,055)
Net losses attributable to redeemable noncontrolling interests	—	(256)
Preferred stock dividends	14,189	2,016
Net earnings attributable to common shareholders	$149,641	$133,619

Earnings per common share
Basic from continuing operations	$0.71	$0.56
Diluted from continuing operations	0.69	0.54
Basic	0.68	0.56
Diluted	0.66	0.54

Weighted-average common share shares outstanding
Basic	220,046	239,101
Diluted	225,291	248,095
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	February 29, 2024	February 28, 2023
Net earnings	$156,392	$129,324
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	(99)	10,216
Changes in fair value related to instrument-specific credit risk (2)	(2,752)	(52,153)
Unrealized gains (losses) on available-for-sale securities	1,958	251
Total other comprehensive loss, net of tax (3)	(893)	(41,686)
Comprehensive income	155,499	87,638
Net losses attributable to noncontrolling interests	(7,438)	(6,055)
Net losses attributable to redeemable noncontrolling interests	—	(256)
Preferred stock dividends	14,189	2,016
Comprehensive income attributable to common shareholders	$148,748	$91,933
(1)Includes income tax benefit (expense) of $14 thousand and $(13.6) million during the three months ended February 29, 2024 and February 28, 2023, respectively.
(2)Includes income tax benefit of $1.2 million and $19.2 million during the three months ended February 29, 2024 and February 28, 2023, respectively. Refer to Note 17, Total Equity for additional information related to fair value changes related to instrument specific-credit risk, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(3)None of the components of other comprehensive income (loss) are attributable to noncontrolling interests, redeemable noncontrolling interest or preferred stock dividends.
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Three Months Ended
	February 29, 2024	February 28, 2023
Preferred shares $1 par value
Balance, beginning of period	$42	$—
Balance, end of period	$42	$—
Common shares $1 par value
Balance, beginning of period	$210,627	$226,130
Purchase of common shares for treasury	(1,067)	(2,574)
Conversion of 125,000 preferred shares to common shares	—	4,654
Other	2,441	5,318
Balance, end of period	$212,001	$233,528
Additional paid-in capital:
Balance, beginning of period	$2,044,859	$1,967,781
Share-based compensation expense	20,215	13,726
Change in fair value of redeemable noncontrolling interests	—	(192)
Purchase of common shares for treasury	(41,966)	(95,278)
Conversion of 125,000 preferred shares to common shares	—	120,346
Dividend equivalents	4,754	10,852
Change in equity interest related to consolidated subsidiaries	—	(5,705)
Other	(1,278)	676
Balance, end of period	$2,026,584	$2,012,206
Accumulated other comprehensive loss, net of tax:
Balance, beginning of period	$(395,545)	$(379,419)
Other comprehensive income (loss), net of tax	(893)	(41,686)
Balance, end of period	$(396,438)	$(421,105)
Retained earnings
Balance, beginning of period	$7,849,844	$8,418,354
Net earnings attributable to Jefferies Financial Group Inc.	163,830	133,619
Dividends - common shares ($0.30 and $0.30)	(68,363)	(79,621)
Dividends - preferred shares	(6,300)	—
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	(644)	(14,831)
Distribution of Vitesse Energy, Inc.	—	(526,964)
Other	(459)	58
Balance, end of period	$7,937,908	$7,930,615
Total Jefferies Financial Group Inc. shareholders’ equity	$9,780,097	$9,755,244
Noncontrolling interests:
Balance, beginning of period	$92,308	$62,633
Net losses attributable to noncontrolling interests	(7,438)	(6,055)
Contributions	9,316	20,573
Distributions	(7,126)	(31,433)
Change in equity interest related to Vitesse Energy, Inc.	—	6,307
Conversion of Vitesse Energy, Inc. redeemable noncontrolling interest to noncontrolling interest	—	4,558
Other	312	(398)
Balance, end of period	$87,372	$56,185
Total equity	$9,867,469	$9,811,429
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net earnings	$156,392	$129,324
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	44,199	33,585
Share-based compensation	20,215	13,726
Net bad debt expense	39,712	11,683
Loss (income) on investments and loans to related parties	(8,692)	63,987
Distributions received on investments in related parties	855	1,111
Other adjustments	75,411	(21,842)
Net change in assets and liabilities:
Receivables:
Brokers, dealers and clearing organizations	(629,142)	10,609
Customers	(155,699)	(228,283)
Fees, interest and other	(11,191)	20,908
Securities borrowed	401,010	(1,786,916)
Financial instruments owned	(1,492,492)	(2,412,901)
Securities purchased under agreements to resell	(1,604,900)	1,170,236
Other assets	(504,938)	(690,596)
Payables:
Brokers, dealers and clearing organizations	212,200	286,114
Customers	241,605	712,675
Securities loaned	870,714	183,887
Financial instruments sold, not yet purchased	801,138	(20,461)
Securities sold under agreements to repurchase	684,917	1,478,595
Lease liabilities	(27,895)	(10,440)
Accrued expenses and other liabilities	(371,040)	(763,849)
Net cash used in operating activities from continuing operations	(1,257,621)	(1,818,848)
Net cash used in operating activities from discontinued operations	(45,282)	—
Cash flows from investing activities:
Contributions to investments in and loans to related parties	(47,751)	(10,677)
Capital distributions from investments and repayments of loans from related parties	4,977	17,055
Originations and purchases of automobile loans, notes and other receivables	(89,540)	(99,127)
Principal collections of automobile loans, notes and other receivables	83,268	81,808
Net payments on premises and equipment	(96,241)	(25,152)
Net cash used in investing activities from continuing operations	(145,287)	(36,093)
Continued on next page.

JEFFERIES FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash flows from financing activities:
Proceeds from short-term borrowings	847,000	941,000
Payments on short-term borrowings	(568,739)	(993,000)
Proceeds from issuance of long-term debt, net of issuance costs	359,380	125,180
Repayment of long-term debt	(317,794)	(235,766)
Purchase of common shares for treasury	(43,033)	(50,863)
Dividends paid to common and preferred shareholders	(69,909)	(68,769)
Net proceeds from (payments on) other secured financings	124,715	(6,173)
Net change in bank overdrafts	(13,609)	1,372
Proceeds from contributions of noncontrolling interests	9,316	5
Payments on distributions to noncontrolling interests	(7,126)	—
Other	704	5,376
Net cash provided by (used in) financing activities from continuing operations	320,905	(281,638)
Net cash used in financing activities from discontinued operations	(3,297)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,683)	1,682
Net decrease in cash, cash equivalents and restricted cash	(1,132,265)	(2,134,897)
Net decrease in cash, cash equivalents and restricted cash classified within Assets Held for Sale	(13,796)	—
Cash, cash equivalents and restricted cash at beginning of period	9,830,758	10,707,244
Cash, cash equivalents and restricted cash at end of period	$8,684,697	$8,572,347
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$839,475	$493,004
Income taxes, net	25,927	9,535
Noncash investing activities:
During the three months ended February 28, 2023, we had non-cash investing activities of $30.6 million related to the acquisition of Vitesse Oil, LLC.
Noncash financing activities:
During the three months ended February 29, 2024 and February 28, 2023, we had non-cash financing activities of:
•Purchases of common shares for treasury of $1.2 million and $47.0 million settled subsequent to February 29, 2024 and February 28, 2023, respectively.
•Capital distributions of $527.0 million and $31.4 million to our shareholders and noncontrolling interest holders, respectively, related to the spin-off of Vitesse Energy, Inc. during the three months ended February 28, 2023.
•Preferred shares of $125.0 million were converted into common shares during the three months ended February 28, 2023.
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	February 29, 2024	November 30, 2023
Cash and cash equivalents	$7,615,691	$8,526,363
Cash on deposit for regulatory purposes with clearing and depository organizations	1,069,006	1,304,395
Total cash, cash equivalents and restricted cash	$8,684,697	$9,830,758
See accompanying notes to consolidated financial statements.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization
Jefferies Financial Group Inc. is a U.S.-headquartered global full service, integrated investment banking and capital markets firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Financial Group Inc. and subsidiaries (together, the “Company,” “we” or “us”). We, collectively with our consolidated subsidiaries and through our affiliates, deliver a broad range of financial services across investment banking, capital markets and asset management.
We operate in two reportable business segments: (1) Investment Banking and Capital Markets and (2) Asset Management. The Investment Banking and Capital Markets reportable business segment includes our capital markets activities and our investment banking business, which provides underwriting and financial advisory services to our clients across most industry sectors. We operate globally in the Americas; Europe and the Middle East; and Asia-Pacific. Investment Banking and Capital Markets also includes our corporate lending joint venture (“JFIN Parent LLC” or “Jefferies Finance”), our commercial real estate joint venture (“Berkadia Commercial Holding LLC” or “Berkadia”) and our automobile lending and servicing activities. The Asset Management reportable business segment provides alternative investment management services to investors in the U.S. and overseas and generates investment income from capital invested in and managed by us or our affiliated asset managers.
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
During the fourth quarter of 2023, we acquired Stratos Group International (“Stratos”) (formerly FXCM Group, LLC, or “FXCM”) and OpNet S.p.A. (“OpNet,” formerly known as “Linkem”), which are now consolidated subsidiaries. In November 2023, we entered into an agreement to sell all of our membership interests in Foursight Capital LLC (“Foursight”) and closed on the sale of our interests in April 2024. In February 2024, we entered into an agreement to sell the wholesale operations of OpNet S.p.A. Refer to Note 4, Business Acquisitions and Note 5, Assets Held for Sale and Discontinued Operations for further information.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2023. Certain footnote disclosures included in our Annual Report on Form 10-K for the year ended November 30, 2023 have been condensed or omitted from the consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results presented in our consolidated financial statements for interim periods are not necessarily indicative of the results for the entire year.
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

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, refer to Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.
During the three months ended February 29, 2024, there were no significant changes made to the Company’s significant accounting policies.

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
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and are required to be applied prospectively with the option of retrospective application. We are evaluating the impact of the standard on our income tax disclosures.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance provides for estimating credit losses on financial assets measured at amortized cost by introducing an approach based on expected losses over the financial asset’s entire life, recorded at inception or purchase. On January 1, 2023, Berkadia, our equity method investee, adopted this guidance and applied a modified retrospective approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition on January 1, 2023, the new accounting guidance’s adoption resulted in a decrease in retained earnings of $14.8 million, net of tax attributable to an increase in the allowance for credit losses. Our equity method investee, Jefferies Finance, adopted the guidance on December 1, 2023, and the impact on our consolidated financial statements was not material.

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
Measurement Period Adjustments
The estimated purchase price allocation disclosed as of November 30, 2023 for OpNet was revised during the measurement period as new information was received and analyzed resulting in an increase in Intangible assets of $39.3 million, a decrease in Property and equipment of $12.3 million, and a decrease in Goodwill of $27.0 million.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Stratos
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
In connection with the acquisition of the additional 50.1% interests in Stratos, we extinguished our senior secured term loan to Stratos of $39.2 million and recognized a gain of $5.6 million, which is reflected in Principal transactions revenues. Upon the acquisition, we remeasured our previously existing 49.9% interest at fair value and recognized a loss of $4.7 million, in Other revenues, representing the excess of the carrying value of the 49.9% interest of our $47.9 million equity method investment over its fair value at the date of acquisition. The fair value of the previously existing equity interest was measured using an income approach based on estimates of future expected cash flows applying a risk-adjusted discount rate of 24.5%. Critical estimates to derive future expected cash flows includes the use of projected revenues and expenses, applicable tax rates and depreciation factors with the risk-adjusted discount rate based upon an estimated weighted average cost of capital for the acquired business.
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
The results of Stratos’ operations have been included in our Consolidated Statements of Earnings from the date of acquisition on September 14, 2023.
OpNet
We own 47.4% of the common shares and 50.0% of the voting rights of OpNet and various classes of convertible preferred stock issued by OpNet (the “preferred shares”). On November 30, 2023, we provided notice of our intent to convert certain classes of our preferred shares into common shares and, as a result, we will obtain control of OpNet. Upon the conversion, we will hold in excess of 50.0% of OpNet’s common shares and the aggregate voting rights over OpNet. Additionally, during the first quarter of 2024, we exchanged €115.1 million of our shareholder loans for additional preferred shares and also subscribed to additional preferred shares of €25.0 million at a price per share of €10.00.
OpNet has been considered to be a variable interest entity and we have determined that we are the primary beneficiary of OpNet Accordingly, we consolidate OpNet and the assets and liabilities of OpNet are included in our consolidated financial statements. The initial consolidation of OpNet was accounted for under the acquisition method of accounting and we remeasured our previously existing interests at fair value and recognized a gain of $115.8 million, representing the excess of the fair value of our previously existing interests over the carrying value of our investment of $201.6 million. The fair value of the previously existing interests was measured based on an estimate of what could be recognized in a sale transaction for certain net operating assets of OpNet which have been classified as held for sale and OpNet’s percentage ownership of Tessellis common shares based on the publicly listed exchange price of Tessellis on November 30, 2023. No consideration was transferred in connection with the consolidation.
The remaining identifiable assets and assumed liabilities of OpNet primarily represent the assets and liabilities of Tessellis. An enterprise value for Tessellis was estimated based on its market capitalization at November 30, 2023, which was then allocated to the identifiable assets, including intangible assets, liabilities, and noncontrolling interests of the entity using an income approach, which calculates the present value of the estimated economic benefit of future cash flows, in order to determine the fair value of the identified customer relationships and Tessellis trade name. Property and equipment and developed technology assets were valued using a replacement cost methodology. Critical estimates included future expected cash flows, including forecasted revenues and expenses, and applicable discount rates. Discount rates used to compute the present value of expected net cash flows were based upon estimated weighted average cost of capital. The initial allocation of the purchase price resulted in the recognition of goodwill relating to Tessellis of $127.1 million. At February 29, 2024, we decreased goodwill by $27.0 million to $100.1 million based on measurement period adjustments recorded during the three months ended February 29, 2024.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 5. Assets Held for Sale and Discontinued Operations
Foursight
On November 20, 2023, we entered into an agreement to sell all of our membership interests in Foursight. Assets held for sale are recorded initially at the lower of its carrying value or its estimated fair value, less estimated costs to sell. Upon designation as an asset held-for-sale, we discontinue recording depreciation expense on such asset. At February 29, 2024 and November 30, 2023, the assets and liabilities of Foursight have been classified as held for sale and consist of the following major classes of assets and liabilities (in thousands):

	February 29, 2024	November 30, 2023
Assets held for sale:
Cash and cash equivalents	$8,309	$3,555
Other receivables	1,819	1,478
Premises and equipment, net	1,109	1,175
Operating lease assets	7,443	7,635
Goodwill (1)	24,000	24,000
Other assets (2)	929,075	928,808
Total assets held for sale	$971,755	$966,651

Liabilities held for sale:
Other secured financings	$830,258	$700,615
Lease liabilities	8,631	8,821
Accrued expenses and other liabilities	10,340	11,503
Long-term debt	21,298	149,262
Total liabilities held for sale	$870,527	$870,201
(1)Goodwill was allocated based on the relative fair values of the applicable reporting units prior to being reclassified as held for sale.
(2)Includes $842.6 million and $850.8 million of automobile loan receivables and $51.2 million and $42.1 million at February 29, 2024 and November 30, 2024, respectively, in deposits required under Foursight’s warehouse credit facilities and amounts collected on pledged automobile loan receivables yet to be distributed.
In April 2024, we sold our membership interests in Foursight for a purchase price of $115.0 million, subject to purchase price adjustments.
OpNet
We have classified certain net operating assets of OpNet as held for sale in our Consolidated Statements of Financial Condition. The net operating assets that are classified as held for sale are recognized at their estimated fair values pursuant to the step-acquisition accounting related to our interests in OpNet. Refer to Note 4, Business Acquisitions for further information.
The major components of the held for sale assets and liabilities in the disposal group primarily consist of intangible assets relating to radio frequency networks, customer relationships and other branding rights. The liabilities held for sale consist primarily of OpNet’s outstanding publicly listed notes. The fair value of the intangible assets is based on the estimated sale price of the disposal group and the fair value of the publicly listed notes are based on observations of quoted transaction prices.
Effective with the designation of the disposal group as held for sale, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale.
In February 2024, we agreed to sell substantially all of OpNet’s wholesale operating assets to Wind Tre S.p.A., a subsidiary of CK Hutchison Group Telecom Holdings Ltd. (“CKH”). Under the terms of this sale agreement, the total consideration will be €485 million, subject to certain adjustments. This sale is subject to regulatory approvals and is anticipated to close in the second or third quarter of 2024.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The sale of OpNet meets the criteria for discontinued operations classification. As such, we classified the results of operations for three months ended February 29, 2024 as a discontinued operation and presented those results in Net losses from discontinued operations, net of income tax benefit in our Consolidated Statements of Earnings.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 6. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $1.25 billion and $1.21 billion at February 29, 2024 and November 30, 2023, respectively, by level within the fair value hierarchy (in thousands):

	February 29, 2024
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$5,507,909	$340,379	$173,214	$—	$6,021,502
Corporate debt securities	—	5,809,579	35,335	—	5,844,914
Collateralized debt obligations and collateralized loan obligations	—	782,391	69,367	—	851,758
U.S. government and federal agency securities	2,990,863	107,066	—	—	3,097,929
Municipal securities	—	275,217	—	—	275,217
Sovereign obligations	887,739	651,353	—	—	1,539,092
Residential mortgage-backed securities	—	1,448,311	684	—	1,448,995
Commercial mortgage-backed securities	—	318,198	473	—	318,671
Other asset-backed securities	—	140,520	102,256	—	242,776
Loans and other receivables	—	1,429,594	78,885	—	1,508,479
Derivatives	310	2,898,300	7,019	(2,213,583)	692,046
Investments at fair value	—	6	121,764	—	121,770
Total financial instruments owned, excluding Investments at fair value based on NAV	$9,386,821	$14,200,914	$588,997	$(2,213,583)	$21,963,149
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$126,340	$—	$—	$—	$126,340
Securities received as collateral	110,897	—	—	—	110,897

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,954,918	$86,820	$675	$—	$3,042,413
Corporate debt securities	—	3,631,375	124	—	3,631,499
Collateralized debt obligations and collateralized loan obligations	—	672	—	—	672
U.S. government and federal agency securities	2,348,603	—	—	—	2,348,603
Sovereign obligations	1,091,150	614,857	—	—	1,706,007
Commercial mortgage-backed securities	—	—	944	—	944
Loans	—	86,293	1,466	—	87,759
Derivatives	390	3,133,838	59,108	(1,967,283)	1,226,053
Total financial instruments sold, not yet purchased	$6,395,061	$7,553,855	$62,317	$(1,967,283)	$12,043,950
Other secured financings	$—	$—	$3,965	$—	$3,965
Obligation to return securities received as collateral	110,897	—	—	—	110,897
Long-term debt	—	972,243	779,529	—	1,751,772
(1)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2023 (1)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$3,831,698	$211,182	$181,294	$—	$4,224,174
Corporate debt securities	—	4,921,222	26,112	—	4,947,334
Collateralized debt obligations and collateralized loan obligations	—	869,246	64,862	—	934,108
U.S. government and federal agency securities	3,563,164	65,566	—	—	3,628,730
Municipal securities	—	223,502	—	—	223,502
Sovereign obligations	1,051,494	609,452	—	—	1,660,946
Residential mortgage-backed securities	—	2,048,309	20,871	—	2,069,180
Commercial mortgage-backed securities	—	344,902	508	—	345,410
Other asset-backed securities	—	255,048	117,661	—	372,709
Loans and other receivables	—	1,320,217	130,101	—	1,450,318
Derivatives	314	3,649,814	8,336	(3,107,620)	550,844
Investments at fair value	—	—	130,835	—	130,835
Total financial instruments owned, excluding Investments at fair value based on NAV	$8,446,670	$14,518,460	$680,580	$(3,107,620)	$20,538,090
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$110,198	$—	$—	$—	$110,198
Securities received as collateral	8,800	—	—	—	8,800

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,235,049	$83,180	$676	$—	$2,318,905
Corporate debt securities	—	2,842,776	124	—	2,842,900
Collateralized debt obligations and collateralized loan obligations	—	36	—	—	36
U.S. government and federal agency securities	2,957,787	—	—	—	2,957,787
Sovereign obligations	1,229,795	579,302	—	—	1,809,097
Residential mortgage-backed securities	—	463	—	—	463
Commercial mortgage-backed securities	—	—	840	—	840
Loans	—	173,828	1,521	—	175,349
Derivatives	54	3,851,004	59,291	(2,764,572)	1,145,777
Total financial instruments sold, not yet purchased	$6,422,685	$7,530,589	$62,452	$(2,764,572)	$11,251,154
Other secured financings	$—	$—	$3,898	$—	$3,898
Obligation to return securities received as collateral	8,800	—	—	—	8,800
Long-term debt	—	963,846	744,597	—	1,708,443
(1)Excludes amounts for financial instruments reclassified to Assets held for sale and Liabilities held for sale. Refer to Note 5, Assets Held for Sale and Discontinued Operations for further information.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
For a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis refer to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.

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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	February 29, 2024
	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity Long/Short Hedge Funds (2)	$316,630	$—	Quarterly (64%) Monthly (36%)	60 - 90 days 60 days
Equity Funds (3)	50,224	36,468	N/R (100%)	N/R
Commodity Funds (4)	20,964	—	Quarterly (100%)	60 days
Multi-asset Funds (5)	349,971	—	Monthly (83%) Quarterly (14%) N/R (3%)	60 days 90 days N/R
Other Funds (6)	510,608	131,985	Quarterly (65%) N/R (35%)	90 days N/R
Total	$1,248,397	$168,453

	November 30, 2023
	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity Long/Short Hedge Funds (2)	$341,530	$—	Quarterly (57%) N/R (43%)	60 - 90 days N/R
Equity Funds (3)	55,701	37,534	N/R (100%)	N/R
Commodity Funds (4)	21,747	—	Quarterly (100%)	60 days
Multi-asset Funds (5)	357,445	—	Monthly (83%) Quarterly (13%) N/R (4%)	60 days 90 days N/R
Other Funds (6)	432,960	132,662	Quarterly (75%) N/R (25%)	90 days N/R
Total	$1,209,383	$170,196
N/R - Not redeemable
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)Includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. The investments that cannot be redeemed at November 30, 2023, are not redeemable because these investments include restrictions that do not allow for redemption before November 30, 2023 or August 31, 2025.
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
(5)Includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. The investments that cannot be redeemed at February 29, 2024 and November 30, 2023 are not redeemable because these investments include restrictions that do not allow for redemption before April 1, 2024.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(6)Primarily includes investments in a fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments, as well as investments in a fund that invests, long and short, in distressed and special situations credit strategies across sectors and asset types.
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 29, 2024 (in thousands):

	Three Months Ended February 29, 2024
	Balance at November 30, 2023	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 29, 2024	For instruments still held at February 29, 2024, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$181,294	$(197)	$167	$(265)	$—	$—	$(7,785)	$173,214	$(158)	$—
Corporate debt securities	26,112	846	20,437	(513)	(200)	—	(11,347)	35,335	801	—
CDOs and CLOs	64,862	11,121	16,997	(13,836)	(9,539)	—	(238)	69,367	1,355	—
RMBS	20,871	(202)	—	—	(5,360)	—	(14,625)	684	32	—
CMBS	508	(35)	—	—	—	—	—	473	(64)	—
Other ABS	117,661	(3,165)	11,686	(17,650)	(5,834)	—	(442)	102,256	(1,468)	—
Loans and other receivables	130,101	(15,592)	5,477	(24,382)	(3,007)	—	(13,712)	78,885	(17,991)	—
Investments at fair value	130,835	(10,691)	1,627	—	—	—	(7)	121,764	(10,691)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$676	$(7)	$—	$6	$—	$—	$—	$675	$7	$—
Corporate debt securities	124	—	—	—	—	—	—	124	—	—
CMBS	840	—	(245)	350	—	—	(1)	944	—	—
Loans	1,521	(54)	(81)	—	—	—	80	1,466	(183)	—
Net derivatives (2)	50,955	(4,833)	—	245	—	—	5,722	52,089	4,340	—
Other secured financings	3,898	4,482	—	—	(4,415)	—	—	3,965	(4,482)	—
Long-term debt	744,597	12,284	—	—	—	21,456	1,192	779,529	(14,477)	2,193
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
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 29, 2024
During the three months ended February 29, 2024, transfers of assets of $11.2 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loan and other receivables of $6.5 million, Other ABS of $1.7 million, Corporate debt securities of $1.7 million and Corporate equity securities of $1.3 million due to reduced pricing transparency.
During the three months ended February 29, 2024, transfers of assets of $59.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $20.2 million, RMBS of $14.6 million, Corporate debt securities of $13.0 million, Corporate equity securities of $9.1 million and Other ABS of $2.2 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended February 29, 2024, transfers of liabilities of $31.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $16.1 million and Net derivatives of $15.4 million due to reduced market and pricing transparency.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended February 29, 2024, transfers of liabilities of $24.6 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $14.9 million and Net derivatives of $9.7 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $17.9 million and net losses on Level 3 liabilities were $11.9 million for the three months ended February 29, 2024. Net losses on Level 3 assets were primarily due to decreased market values across Loans and other receivables, Investments at fair value and Other ABS, partially offset by increased valuations of CDOs and CLOs. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt and Other secured financings, partially offset by decreases in certain derivatives.
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
Net gains on Level 3 assets were $11.7 million and net losses on Level 3 liabilities were $29.5 million for the three months ended February 28, 2023. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities and CDOs and CLOs, partially offset by decreases in RMBS, Other ABS, Investments at fair value and Corporate debt securities. Net losses on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt and certain derivatives.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 29, 2024 and November 30, 2023
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

February 29, 2024
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$173,214
Non-exchange-traded securities		Market approach	Price	$0	-	$325	$61
Corporate debt securities	$35,335	Scenario analysis	Estimated recovery percentage	4%			—
		Market approach	Price	$42	-	$102	$85
CDOs and CLOs	$54,253	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	13%	-	23%	19%
		Market approach	Price	$51	-	$106	$92
Other ABS	$88,370	Discounted cash flows	Discount rate/yield	9%	-	20%	17%
			Cumulative loss rate	9%	-	32%	26%
			Duration (years)	0.9	-	2.2	1.7
		Market approach	Price	$100			—
Loans and other receivables	$73,810	Market approach	Price	$34	-	$125	$84
		Scenario analysis	Estimated recovery percentage	7%	-	100%	66%
Derivatives	$3,393
Equity options		Volatility benchmarking	Volatility	64.5			—
Investments at fair value	$117,620
Private equity securities		Market approach	Price	$1	-	$7,760	$565
			Discount rate/yield	28%			—
			Revenue	$30,393,087			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities	$124	Scenario analysis	Estimated recovery percentage	4%			—
Derivatives	$57,337
Equity options		Volatility benchmarking	Volatility	31.8	-	112.5	47.6
Embedded options		Market approach	Basis points upfront	0.2	-	24.3	16.2
Other secured financings	$3,965	Scenario analysis	Estimated recovery percentage	60%	-	100%	93%
Long-term debt	$779,529
Structured notes		Market approach	Price	$58	-	$117	$83
			Price	€65	-	€105	€87

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2023
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$181,294
Non-exchange-traded securities		Market approach	Price	$0	-	$325	$59
Corporate debt securities	$26,112	Market approach	Price	$40	-	$94	$50
		Discounted cash flows	Discount rate/yield	11%			—
		Scenario analysis	Estimated recovery percentage	4%			—
CDOs and CLOs	$64,862	Discounted cash flows	Constant prepayment rate	15%	-	20%	19%
			Constant default rate	2%			—
			Loss severity	35%	-	40%	36%
			Discount rate/yield	21%	-	26%	24%
		Market approach	Price	$48	-	$100	$88
CMBS	$508	Scenario analysis	Estimated recovery percentage	28%			—
Other ABS	$102,423	Discounted cash flows	Discount rate/yield	10%	-	21%	18%
			Cumulative loss rate	9%	-	32%	25%
			Duration (years)	1.1	-	2.2	1.7
		Market approach	Price	$100			—
Loans and other receivables	$130,101	Market approach	Price	$82	-	$157	$127
		Scenario analysis	Estimated recovery percentage	7%	-	73%	40%
Derivatives	$2,395
Equity options		Volatility benchmarking	Volatility	60%			—
Investments at fair value	$127,237
Private equity securities		Market approach	Price	$1	-	$6,819	$484
			Discount rate/yield	28%			—
			Revenue	$30,538,979			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities	$124	Scenario analysis	Estimated recovery percentage	4%			—
Loans	$1,521	Market approach	Price	$101			—
Derivatives	$56,779
Equity options		Volatility benchmarking	Volatility	31%	-	87%	42%
Embedded options		Market approach	Basis points upfront	0.4	-	25.5	17.9
Other secured financings	$3,898	Scenario analysis	Estimated recovery percentage	18%	-	73%	53%
Long-term debt	$744,597
Structured notes		Market approach	Price	$57	-	$114	$78
			Price	€60	-	€103	€84
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At February 29, 2024 and November 30, 2023, asset exclusions consisted of $43.0 million and $45.6 million, respectively, primarily comprised of CDOs and CLOs, Other ABS, Loans and other receivables, Investments at Fair Value, certain derivatives, RMBS and CMBS. At February 29, 2024 and November 30, 2023, liability exclusions consisted of $4.9 million and $4.0 million, respectively, primarily comprised of certain derivatives, loans, CMBS and corporate equity securities.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
•Loans and other receivables, corporate debt securities, CMBS and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument.
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
Fair Value Option Election
For a description of our financial assets and liabilities we have elected the fair value option refer to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.
The following is a summary of gains (losses) due to changes in fair value related to instrument-specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Financial instruments owned:
Loans and other receivables	$(7,410)	$7,454
Other secured financings:
Other changes in fair value (2)	$(4,482)	$—
Long-term debt:
Changes in instrument-specific credit risk (1)	$(3,980)	$(71,660)
Other changes in fair value (2)	(43,817)	45,825
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
The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	February 29, 2024	November 30, 2023
Financial instruments owned:
Loans and other receivables (1)	$1,975,612	$2,344,468
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	253,784	259,354
Long-term debt	248,547	294,256
Other secured financings	459	1,377
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $146.8 million and $187.4 million at February 29, 2024 and November 30, 2023, respectively.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $67.3 million and $98.1 million at February 29, 2024 and November 30, 2023, respectively, which includes loans and other receivables 90 days or greater past due of $54.0 million and $37.6 million at February 29, 2024 and November 30, 2023, respectively.
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. Impairment losses for the three months ended February 28, 2023 attributable to an equity method investment were $22.1 million and were recognized in Other revenues in our Consolidated Statements of Earnings. The assets of the equity method investment were included within the Asset Management reportable business segment. At November 30, 2023, the equity method investment had a fair value of zero and would be categorized within Level 3 of the fair value hierarchy. Fair value at February 29, 2024 was based on our best estimate of what could be recognized in a sale transaction for the investment.
During the three months ended February 29, 2024, our shares in Monashee, an equity method investment, were converted to a newly created class of nonmarketable preferred shares. Our equity method investment was remeasured to a fair value of $21.9 million in connection with its nonmonetary exchange into the preferred shares.
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
We have equity securities without readily determinable fair values, which we account for at cost, minus impairment, which are presented within Other assets in our Consolidated Statements of Financial Condition and were $21.9 million and 0.0 million at February 29, 2024 and November 30, 2023, respectively. Net losses of $33.2 million were recognized on these investments during the three months ended February 28, 2023. There were no impairments on these investments during the three months ended February 29, 2024 and February 28, 2023.

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
Refer to Note 6, Fair Value Disclosures and Note 19, Commitments, Contingencies and Guarantees for additional disclosures about derivative financial instruments.
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
In connection with our derivative activities, we may enter into International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties. Refer to Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023 for further information regarding the offsetting of derivative contracts.
The following tables present the fair value and related number of derivative contracts at February 29, 2024 and November 30, 2023 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and (2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 29, 2024 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$832	3	$—	—
Foreign exchange contracts:
Bilateral OTC	624	1	18,132	3
Total derivatives designated as accounting hedges	1,456		18,132
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	315	43,935	404	43,259
Cleared OTC	231,212	5,081	223,877	4,902
Bilateral OTC	720,132	728	1,106,992	1,368
Foreign exchange contracts:
Bilateral OTC	119,871	64,160	103,604	39,104
Equity contracts:
Exchange-traded	854,640	890,720	478,145	884,169
Bilateral OTC	905,684	34,477	1,192,065	16,945
Commodity contracts:
Exchange-traded	29	656	1	744
Bilateral OTC	3,271	13,288	885	6,472
Credit contracts:
Cleared OTC	34,892	107	40,342	76
Bilateral OTC	34,127	21	28,889	36
Total derivatives not designated as accounting hedges	2,904,173		3,175,204
Total gross derivative assets/ liabilities:
Exchange-traded	854,984		478,550
Cleared OTC	266,936		264,219
Bilateral OTC	1,783,709		2,450,567
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(460,355)		(460,355)
Cleared OTC	(258,600)		(264,050)
Bilateral OTC	(1,494,628)		(1,242,878)
Net amounts per Consolidated Statements of Financial Condition (4)	$692,046		$1,226,053
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Three Months Ended
Gains (Losses)	February 29, 2024	February 28, 2023
Interest rate swaps	$(4,558)	$(37,549)
Long-term debt	(11,267)	26,240
Total	$(15,825)	$(11,309)
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended
Gains (Losses)	February 29, 2024	February 28, 2023
Foreign exchange contracts	$2,117	$3,057
Total	$2,117	$3,057
The following table presents unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended
Gains (Losses)	February 29, 2024	February 28, 2023
Interest rate contracts	$21,722	$55,824
Foreign exchange contracts	(9,834)	(1,899)
Equity contracts	(309,656)	(32,608)
Commodity contracts	4,100	(398)
Credit contracts	(4,573)	(484)
Total	$(298,241)	$20,435
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at February 29, 2024 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$3,271	$—	$—	$—	$3,271
Equity options and forwards	220,573	30,488	—	(45,760)	205,301
Credit default swaps	—	21,765	—	—	21,765
Total return swaps	70,691	177,062	—	(13,301)	234,452
Foreign currency forwards, swaps and options	55,182	7,827	—	—	63,009
Interest rate swaps, options and forwards	162,934	434,684	35,368	(116,902)	516,084
Total	$512,651	$671,826	$35,368	$(175,963)	1,043,882
Cross product counterparty netting					(38,378)
Total OTC derivative assets included in Financial instruments owned					$1,005,504
(1)At February 29, 2024, we held net exchange-traded derivative assets and other credit agreements with a fair value of $394.6 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At February 29, 2024, cash collateral received was $708.1 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$885	$—	$—	$—	$885
Equity options and forwards	170,042	334,264	—	(45,760)	458,546
Credit default swaps	1,360	7,863	—	—	9,223
Total return swaps	152,682	116,125	211	(13,301)	255,717
Foreign currency forwards, swaps and options	56,361	7,889	—	—	64,250
Fixed income forwards	24,600	—	—	—	24,600
Interest rate swaps, options and forwards	168,029	338,307	505,344	(116,902)	894,778
Total	$573,959	$804,448	$505,555	$(175,963)	1,707,999
Cross product counterparty netting					(38,378)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,669,621
(1)At February 29, 2024, we held net exchange-traded derivative liabilities with a fair value of $18.2 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At February 29, 2024, cash collateral pledged was $461.8 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at February 29, 2024 (in thousands):

Counterparty credit quality (1):
A- or higher	$475,477
BBB- to BBB+	53,152
BB+ or lower	242,844
Unrated	234,031
Total	$1,005,504
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
Credit Related Derivative Contracts
The following tables present external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	February 29, 2024
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$1,507.1	$585.0	$2,092.1

	November 30, 2023
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$1,451.5	$893.9	$2,345.4
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

	February 29, 2024	November 30, 2023
Derivative instrument liabilities with credit-risk-related contingent features	$127.8	$139.5
Collateral posted	(61.8)	(97.6)
Collateral received	422.5	71.0
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	488.5	112.9
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
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value by class of collateral pledged (in thousands):

	February 29, 2024
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$2,056,981	$568,495	$49,890	$2,675,366
Corporate debt securities	579,817	5,047,768	—	5,627,585
Mortgage-backed and asset-backed securities	—	1,364,689	—	1,364,689
U.S. government and federal agency securities	45,930	7,107,197	1,736	7,154,863
Municipal securities	—	110,738	—	110,738
Sovereign obligations	26,442	2,265,539	59,271	2,351,252
Loans and other receivables	—	748,225	—	748,225
Total	$2,709,170	$17,212,651	$110,897	$20,032,718

	November 30, 2023
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,221,456	$627,029	$4,347	$1,852,832
Corporate debt securities	576,449	4,297,933	—	4,874,382
Mortgage-backed and asset-backed securities	—	1,950,908	—	1,950,908
U.S. government and federal agency securities	39,151	9,474,205	3,429	9,516,785
Municipal securities	—	141,091	—	141,091
Sovereign obligations	3,462	2,511,560	1,024	2,516,046
Loans and other receivables	—	838,468	—	838,468
Total	$1,840,518	$19,841,194	$8,800	$21,690,512

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	February 29, 2024
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,759,779	$24,000	$399,915	$525,476	$2,709,170
Repurchase agreements	7,615,647	2,897,392	2,755,338	3,944,274	17,212,651
Obligation to return securities received as collateral, at fair value	110,897	—	—	—	110,897
Total	$9,486,323	$2,921,392	$3,155,253	$4,469,750	$20,032,718

	November 30, 2023
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,068,665	$—	$244,158	$527,695	$1,840,518
Repurchase agreements	10,548,263	2,442,446	1,939,891	4,910,594	19,841,194
Obligation to return securities received as collateral, at fair value	8,800	—	—	—	8,800
Total	$11,625,728	$2,442,446	$2,184,049	$5,438,289	$21,690,512
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 29, 2024 and November 30, 2023, the approximate fair value of securities received as collateral by us that may be sold or repledged was $34.42 billion and $33.99 billion, respectively. At February 29, 2024 and November 30, 2023, a substantial portion of the securities received by us had been sold or repledged.
Offsetting of Securities Financing Agreements
To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). Refer to Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023 for further information regarding the offsetting of securities financing agreements.

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

	February 29, 2024
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$6,789,055	$—	$6,789,055	$(378,668)	$(1,683,197)	$4,727,190
Reverse repurchase agreements	13,162,658	(5,615,873)	7,546,785	(1,602,160)	(5,901,391)	43,234
Securities received as collateral, at fair value	110,897	—	110,897	—	(110,897)	—
Liabilities:
Securities lending arrangements	$2,709,170	$—	$2,709,170	$(378,668)	$(2,293,154)	$37,348
Repurchase agreements	17,212,651	(5,615,873)	11,596,778	(1,602,160)	(9,513,391)	481,227
Obligation to return securities received as collateral, at fair value	110,897	—	110,897	—	(110,897)	—

	November 30, 2023
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$7,192,091	$—	$7,192,091	$(327,723)	$(1,642,946)	$5,221,422
Reverse repurchase agreements	14,871,137	(8,920,588)	5,950,549	(1,304,009)	(4,582,621)	63,919
Securities received as collateral, at fair value	8,800	—	8,800	—	(8,800)	—
Liabilities:
Securities lending arrangements	$1,840,518	$—	$1,840,518	$(327,723)	$(1,396,069)	$116,726
Repurchase agreements	19,841,194	(8,920,588)	10,920,606	(1,304,009)	(9,035,403)	581,194
Obligation to return securities received as collateral, at fair value	8,800	—	8,800	—	(8,800)	—
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
(3)Includes $4.65 billion of securities borrowing arrangements for which we have received securities collateral of $4.52 billion, and $420.0 million of repurchase agreements for which we have pledged securities collateral of $439.2 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $5.17 billion of securities borrowing arrangements for which we have received securities collateral of $5.04 billion, and $505.0 million of repurchase agreements for which we have pledged securities collateral of $520.4 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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
The following table summarizes assets segregated or held in separate accounts included in our Consolidated Statements of Financial Condition (in thousands):

	February 29, 2024	November 30, 2023
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$1,195,346	$1,414,593
Securities purchased under agreements to resell (1)	140,220	45,490
Total	$1,335,566	$1,460,083
(1)Includes U.S. Treasury securities segregated for the exclusive benefit of customers under SEC’s Rule 15c3-3.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 9. Securitization Activities
We engage in securitization activities related to corporate loans, mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of VIEs; however, we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. Refer to Note 10, Variable Interest Entities for further discussion on VIEs and our determination of the primary beneficiary.
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage-backed and other-asset backed securities or CLOs). These securities are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 6, Fair Value Disclosures, herein, and Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended
	February 29, 2024	February 28, 2023
Transferred assets	$1,502.0	$1,475.2
Proceeds on new securitizations	1,502.0	1,475.1
Cash flows received on retained interests	11.0	10.7
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 29, 2024 and November 30, 2023.
The following table summarizes our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 29, 2024		November 30, 2023
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$5,636.6	$116.5	$5,595.1	$417.3
U.S. government agency CMBS	2,378.4	181.4	3,014.3	197.3
CLOs	7,106.6	32.9	6,323.8	23.3
Consumer and other loans	1,527.9	61.8	1,877.8	68.1
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Consolidated VIEs
The following table presents information about our consolidated VIEs at February 29, 2024 and November 30, 2023 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	February 29, 2024		November 30, 2023
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash	$—	$7.8	$—	$1.1
Financial instruments owned	—	8.7	—	7.8
Securities purchased under agreements to resell (1)	1,671.0	—	1,677.7	—
Receivables from brokers (2)	—	20.1	—	18.0
Other receivables	—	3.0	—	—
Assets held for sale (6)	858.1	600.2	815.6	578.8
Other assets (3)	—	139.0	—	147.9
Total assets	$2,529.1	$778.8	$2,493.3	$753.6
Financial instruments sold, not yet purchased	$—	$5.9	$—	$6.4
Other secured financings (4)	1,666.7	—	1,667.3	—
Liabilities held for sale (6)	841.9	276.3	769.2	303.4
Other liabilities (5)	19.6	145.5	10.5	249.7
Long-term debt (7)	0.8	70.0	—	49.6
Total liabilities	$2,529.0	$497.7	$2,447.0	$609.1
(1)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(2)Approximately $1.5 million and $1.4 million of receivables from brokers at February 29, 2024 and November 30, 2023 are with related consolidated entities, which are eliminated in consolidation.
(3)Approximately $45.4 million and $56.1 million of the other assets at February 29, 2024 and November 30, 2023, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $467.3 million and $681.0 million of the other secured financings at February 29, 2024 and November 30, 2023, respectively, are with related consolidated entities and are eliminated in consolidation.
(5)Approximately $159.0 million and $247.9 million of the other liabilities amounts at February 29, 2024 and November 30, 2023, respectively, are with related consolidated entities, which are eliminated in consolidation.
(6)Assets held for sale and Liabilities held for sale in our Consolidated Statements of Financial Condition relate to Foursight’s automobile financing vehicles, which are considered to be VIEs, and to the net operating assets of the wholesale operations of OpNet, which has been determined to be a VIE. Approximately $31.9 million of Assets held for sale and $5.3 million Liabilities held for sale at November 30, 2023, were with related consolidated entities and were eliminated in consolidation. Refer to Note 5, Assets Held for Sale and Discontinued Operations for further information.
(7)Approximately $0.8 million of the long-term debt amount at February 29, 2024 is with related consolidated entities, which is eliminated in consolidation.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We are the primary beneficiary of automobile loan financing vehicles to which we transfer automobile loans, act as servicer of the automobile loans for a fee and retain equity interests in the vehicles. The assets of these VIEs primarily consist of automobile loans, which are accounted for as loans held for investment at amortized cost included within Other assets on the Consolidated Statements of Financial Condition. The liabilities of these VIEs consist of notes issued by the VIEs, which are accounted for at amortized cost and included within Other secured financings on the Consolidated Statements of Financial Condition and do not have recourse to our general credit. The automobile loans are pledged as collateral for the related notes and available only for the benefit of the note holders. These assets and liabilities are included in Assets held for sale and Liabilities held for sale in our Consolidated Statements of Financial Condition as of February 29, 2024 and November 30, 2023. Refer to Note 5, Assets Held for Sale and Discontinued Operations for further information.
Other. We are the primary beneficiary of certain investment vehicles that we manage for external investors and certain investment vehicles set up for the benefit of our employees as well as investment vehicles managed by third parties where we have a controlling financial interest. The assets of these VIEs consist primarily of equity securities and broker receivables. Our variable interests in these vehicles consist of equity securities, management and performance fees and revenue share. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.
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
During the fourth quarter of 2023, we became the primary beneficiary of OpNet’s wholesale wireless broadband business, which is classified as held for sale and was acquired during the fourth quarter of 2023. Refer to Note 4, Business Acquisitions for further information.
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	February 29, 2024
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$799.2	$24.6	$3,425.4	$9,835.0
Asset-backed vehicles	721.3	—	1,067.3	3,189.4
Related party private equity vehicles	2.8	—	13.3	17.2
Other investment vehicles	1,059.1	—	1,217.4	16,207.6
Total	$2,582.4	$24.6	$5,723.4	$29,249.2

	November 30, 2023
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$913.3	$14.1	$4,414.0	$9,455.5
Asset-backed vehicles	661.7	—	661.7	3,734.8
Related party private equity vehicles	3.1	—	14.2	10.3
Other investment vehicles	1,071.2	—	1,233.7	15,059.2
Total	$2,649.3	$14.1	$6,323.6	$28,259.8
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
Related Party Private Equity Vehicles. We have committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (refer to Note 11, Investments for further information)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At February 29, 2024 and November 30, 2023, our total equity commitment in the JCP Entities was $133.0 million, of which $123.1 million and $122.6 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $2.8 million and $3.1 million at February 29, 2024 and November 30, 2023, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At both February 29, 2024 and November 30, 2023, we had equity commitments to invest $1.26 billion in various other investment vehicles, of which $1.10 billion was funded. The carrying value of our equity investments was $1.06 billion and $1.07 billion at February 29, 2024 and November 30, 2023, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
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
At February 29, 2024 and November 30, 2023, we held $1.17 billion and $1.89 billion of agency mortgage-backed securities, respectively, and $173.4 million and $261.2 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

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

	February 29, 2024	November 30, 2023
Total Investments in and loans to related parties	$1,267.6	$1,239.3

	Three Months Ended
	February 29, 2024	February 28, 2023
Total equity method pickup earnings (losses) recognized in Other revenues in our Consolidated Statements of Earnings	$8.7	$(64.0)
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized information provided for these investees is based on the latest financial information available as of February 29, 2024, November 30, 2023 and February 28, 2023.
Jefferies Finance
Jefferies Finance, our 50/50 joint venture with Massachusetts Mutual Life Insurance Company (“MassMutual”), is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments in both broadly syndicated and direct lending loans. In connection with its Leveraged Finance business, loans are originated primarily through our investment banking efforts and Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through us. The Asset Management business is a multi-strategy private credit platform that manages proprietary and third-party capital across commingled funds, separately managed accounts, CLOs and proprietary accounts. Broadly syndicated investments are sourced through transactions arranged by Jefferies Finance and third party arrangers and managed through its subsidiary, Apex Credit Partners LLC. Jefferies Finance may also underwrite and arrange other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments.
At February 29, 2024, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.50 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At February 29, 2024, our remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2025 with automatic one year extensions absent a 60 days termination notice by either party.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 29, 2024. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2025 with automatic one year extensions absent a 60 days termination notice by either party. At February 29, 2024, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended
	February 29, 2024	February 28, 2023
Interest income	$—	$—
Unfunded commitment fees	0.3	0.3
The following is a summary of selected financial information for Jefferies Finance (in millions):

	February 29, 2024	November 30, 2023
Total assets	$5,507.9	$5,598.2
Total liabilities	4,260.0	4,352.0

	February 29, 2024	November 30, 2023
Our total equity balance	$634.0	$630.1

	Three Months Ended
	February 29, 2024	February 28, 2023
Net earnings attributable to members	$6.9	$14.9
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended
	February 29, 2024	February 28, 2023
Origination and syndication fee revenues (1)	$52.4	$26.0
Origination fee expenses (1)	14.9	4.1
Investment fund placement fee revenues (2)	0.5	—
Service fees (3)	44.9	44.2
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
(2)We act as a placement agent for investment funds managed by Jefferies Finance, for which we recognized fees, which are included in Commissions and other fees in our Consolidated Statements of Earnings.
(3)Under a service agreement, we charge Jefferies Finance for services provided.
In connection with non-U.S. dollar loans originated by Jefferies Finance to borrowers who are investment banking clients of ours, we have entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $1.1 million and $3.5 million at February 29, 2024 and November 30, 2023, respectively. At February 29, 2024 and November 30, 2023, payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers in our Consolidated Statements of Financial Condition, were $0.4 million and $2.6 million, respectively.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Berkadia
Berkadia is a commercial mortgage banking, servicing and finance joint venture that was formed by us and Berkshire Hathaway Inc. We are entitled to receive 45.0% of the profits of Berkadia. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies or other investors. Berkadia also provides advisory services in connection with sales of multifamily assets. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Commercial paper issued by Berkadia is supported by a $1.50 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At February 29, 2024, the aggregate amount of commercial paper outstanding was $1.47 billion.
The following is a summary of selected financial information for Berkadia (in millions):

	February 29, 2024	November 30, 2023
Total assets	$4,201.6	$5,318.2
Total liabilities	2,711.7	3,816.1
Total noncontrolling interest	579.8	612.8

	February 29, 2024	November 30, 2023
Our total equity balance	$411.5	$400.9

	Three Months Ended
	February 29, 2024	February 28, 2023
Net earnings attributable to members	$29.3	$29.0
We received distributions from Berkadia on our equity interest as follows (in millions):

	Three Months Ended
	February 29, 2024	February 28, 2023
Distributions	$3.8	$—
At February 29, 2024 and November 30, 2023, we had commitments to purchase $53.4 million and $77.5 million, respectively, of agency CMBS from Berkadia.
OpNet
On November 30, 2023, we provided notice of our intent to convert certain classes of our preferred shares of OpNet into common shares and, as a result, we will obtain control of OpNet. Upon the conversion, we will hold in excess of 50.0% of OpNet’s common shares and the aggregate voting rights over OpNet. As of November 30, 2023, we have consolidated OpNet and the assets and liabilities of OpNet are included in our consolidated financial statements. We consolidate OpNet’s wholesale business, which is considered to be a VIE and is classified as held for sale at February 29, 2024 and November 30, 2023. We also consolidate Tessellis, a subsidiary of OpNet, which is not considered to be a VIE. Refer to Note 4, Business Acquisitions for further information. Prior to the acquisition and consolidation of OpNet, we accounted for our equity investment in OpNet under the equity method.
We recognized an equity method pickup loss of $38.7 million during the three months ended February 28, 2023, in Other revenues in our Consolidated Statement of Earnings.
The following is a summary of selected financial information for OpNet (in millions):

Three Months Ended February 28, 2023
Net losses	$(51.6)

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Stratos
We had a 49.9% voting interest in Stratos and had the ability to significantly influence Stratos through our seats on the board of directors. On September 14, 2023, we acquired the additional 50.1% voting interest in Stratos (refer to Note 4, Business Acquisitions for further information). As a result, the financial statements of Stratos are consolidated in our consolidated financial statements. During the three months ended February 28, 2023, we contributed additional capital of $5.0 million.
The following is a summary of selected financial information for Stratos (in millions):

Three Months Ended February 28, 2023
Net losses	$(20.3)
Golden Queen Mining Company LLC
We had a 50.0% ownership interest in Golden Queen, which owns and operates a gold and silver mine project located in California. We sold our interest in Golden Queen in November 2023.
During the three months ended February 28, 2023, we recognized impairment charges of $22.1 million on our investment within Other revenues in our Consolidated Statement of Earnings. The following is a summary of selected financial information for Golden Queen (in millions):

Three Months Ended February 28, 2023
Net losses	$(0.9)
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
The following is a summary of selected financial information for our significant real estate investments (in millions):

	February 29, 2024	November 30, 2023
Total assets	$330.3	$329.5
Total liabilities	498.0	500.0

	February 29, 2024	November 30, 2023
Our total equity balance	$91.4	$90.0

	Three Months Ended
	February 29, 2024	February 28, 2023
Net earnings	$2.5	$1.1
We received distributions from 54 Madison on our equity interest as follows (in millions):

	Three Months Ended
	February 29, 2024	February 28, 2023
Distributions	$—	$17.1

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by our President. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $1.9 million and $2.2 million at February 29, 2024 and November 30, 2023, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers. The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended
	February 29, 2024	February 28, 2023
Net losses from our investments in JCP Fund V	$(0.3)	$(6.6)
At both February 29, 2024 and November 30, 2023, we were committed to invest equity of up to $85.0 million in JCP Fund V. At both February 29, 2024 and November 30, 2023, our unfunded commitment relating to JCP Fund V was $8.7 million.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.3% at February 29, 2024 of the combined equity interests (in millions):

	Three Months Ended December 31,
	2023	2022
Net decrease in net assets resulting from operations (1)	$(0.9)	$(54.6)
(1)Financial information for JCP Fund V within our results of operations for the three months ended February 29, 2024 and February 28, 2023 is included based on the periods presented.
Asset Management Investments
We had an equity method investment with a carrying amount of $15.8 million at November 30, 2023, consisting of our shares in Monashee, an investment management company, registered investment advisor and general partner of various investment management funds, which provided us with 50.0% voting rights interest and the rights to distributions of 47.5% of the annual net profits of Monashee’s operations if certain thresholds were met. A portion of the carrying amount of the investment in Monashee related to contract and customer relationship intangible assets and goodwill. The intangible assets were amortized over their useful life and the goodwill was not amortized.
During the three months ended February 29, 2024, our shares were converted to preferred shares, which provide us with rights to be paid dividends based on Monashee’s performance and management fees, and recognized a gain of $6.0 million upon the nonmonetary exchange. In addition, we invested $5.2 million in mandatorily redeemable preferred shares issued by Monashee. The investment in the preferred shares is accounted for at cost, less impairment, if any. The investment in the mandatorily redeemable preferred shares is accounted for at fair value.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We also have an investment management agreement whereby Monashee provides asset management services to us for certain separately managed accounts. Our net investment balance in the separately managed accounts was $20.2 million at November 30, 2023. The following table presents the activity included in our Consolidated Statements of Earnings related to these separately managed accounts (in millions):

Three Months Ended February 28, 2023
Investment gains (losses) (1)	$0.3
Management fees (2)	0.2
(1)Included in Principal transactions revenues in our Consolidated Statements of Earnings.
(2)Included in Floor brokerage and clearing fees in our Consolidated Statements of Earnings.
ApiJect
We own shares which represent a 38.0% economic interest in ApiJect at February 29, 2024, which is accounted for at fair value by electing the fair value option, and is included within corporate equity securities in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition. Additionally, we have a right to 1.125% of ApiJect’s future revenues. At both February 29, 2024 and November 30, 2023, the total fair value of our equity investment in common shares of ApiJect was $100.1 million, which is classified within Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032.
In December 2023, we purchased a $4.6 million secured convertible promissory note from ApiJect, which matures on December 14, 2025. The promissory note is accounted for at fair value in Financial instruments owned in our Consolidated Statement of Financial Condition and classified within Level 3 of the fair value hierarchy. We recognized interest income of $0.0 million on the note during the three months ended February 29, 2024.
We also have a term loan agreement with a principal of ApiJect for $30.4 million, which matures on April 30, 2024. The loan is accounted for at amortized cost and is reported within Other assets in our Consolidated Statements of Financial Condition. The loan has a fair value of $30.4 million at both February 29, 2024 and November 30, 2023, which would be classified as Level 3 in the fair value hierarchy.
SPAC
We own 73.4% of the publicly traded units of a special purpose acquisition company (“SPAC”), which represents 25.7% of the voting shares of the SPAC at February 29, 2024. The SPAC is considered a VIE. We have significant influence over the SPAC but we are not considered to be the primary beneficiary as we do not have control. Our investment is accounted for at fair value pursuant to the fair value option and is included within corporate equity securities in Financial instruments owned in our Consolidated Statements of Financial Condition. The fair value of the investment was $23.9 million and $23.8 million at February 29, 2024 and November 30, 2023, respectively, which is included within Level 1 of the fair value hierarchy.
Aircadia
During the three months ended February 29, 2024, Aircadia Leasing II LLC (“Aircadia”), a wholly owned subsidiary, purchased airplanes and simultaneously entered into a lease with the seller to lease the airplanes for a term of 42 months. The transaction was accounted for as a sale leaseback and the airplanes are recognized within Premises and equipment on our Consolidated Statements of Financial Condition at $57.7 million. During the three months ended February 29, 2024, we recognized $3.8 million of operating lease income in our Consolidated Statements of Earnings.
In December 2023, we provided a loan to the seller for $30.0 million, which matures on January 3, 2025. The loan is accounted for at amortized cost and recognized within Investments in and loans to related parties on the Consolidated Statements of Financial Condition. We recognized interest income of $0.6 million on the loan during the three months ended February 29, 2024. We also hold preferred shares in the seller, which are accounted for at fair value in Financial instruments owned in our Consolidated Statement of Financial Condition with a fair value of $37.1 million at both February 29, 2024 and November 30, 2023, and are classified within Level 3 of the fair value hierarchy.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 12. Credit Losses on Financial Assets Measured at Amortized Cost
Automobile Loans. As of February 29, 2024, automobile loans are classified as assets held for sale in our Consolidated Statements of Financial Condition. Refer to Note 5, Assets Held for Sale and Discontinued Operations for additional details.
A rollforward of the allowance for credit losses related to our automobile loans for the three months ended February 28, 2023, is as follows (in thousands):

Three Months Ended
February 28, 2023
Beginning balance	$79,614
Provision for doubtful accounts	7,829
Charge-offs, net of recoveries	(9,388)
Ending balance	$78,055
Refer to Note 12, Credit Losses on Financial Assets Measured at Amortized Cost, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023 for additional information regarding credit losses related to our automobile loans.
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
Other Financial Assets. For all other financial assets measured at amortized cost, we estimate expected credit losses over the financial assets’ life as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. During the three months ended February 29, 2024, we recognized bad debt expense of $27.0 million related to receivables associated with our asset management arrangements with Weiss Multi-Strategy Advisers.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The allowance for credit losses for investment banking receivables for the three months ended February 29, 2024 and 2023, is as follows (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Beginning balance	$6,306	$5,914
Bad debt expense	1,011	1,508
Charge-offs	(2,500)	(86)
Recoveries collected	(1,854)	(66)
Ending balance (1)	$2,963	$7,270
(1)Substantially all of the allowance for doubtful accounts balances relate to mergers and acquisitions and restructuring fee receivables, which include recoverable expense receivables.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 13. Goodwill and Intangible Assets
Goodwill
The following table is a summary of the changes to goodwill by reportable segment (in thousands):

	Three Months Ended
	February 29, 2024			February 28, 2023
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period	$1,532,172	$315,684	$1,847,856	$1,552,944	$183,170	$1,736,114
Currency translation and other adjustments	(231)	—	(231)	(249)	—	(249)
Measurement period adjustment (1)	—	(26,954)	(26,954)	—	—	—
Goodwill relating to acquisitions by Tessellis	—	3,366	3,366	—	—	—
Balance, at end of period	$1,531,941	$292,096	$1,824,037	$1,552,695	$183,170	$1,735,865
(1)Refer to Note 4, Business Acquisitions for further information.
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at February 29, 2024 and November 30, 2023 (dollars in thousands):

	February 29, 2024				Weighted Average Remaining Lives (Years)
	Gross Cost	Assets Acquired (1)	Accumulated Amortization	Net carrying Amount
Customer relationships	$136,240	$30,505	$(96,707)	$70,038	6.2
Trademarks and trade names	146,399	3,856	(40,543)	109,712	22.6
Exchange and clearing organization membership interests and registrations	8,707	—	—	8,707	N/A
Other	51,985	14,457	(14,980)	51,462	4.8
Total	$343,331	$48,818	$(152,230)	$239,919
(1)Includes a $39.3 million measurement period adjustment related to the OpNet acquisition. Refer to Note 4, Business Acquisitions for further information.

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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(1)Refer to Note 4, Business Acquisitions for further information.
Amortization Expense
For finite life intangible assets, we recognized aggregate amortization expense of $5.6 million and $2.4 million for the three months ended February 29, 2024 and February 28, 2023, respectively. These expenses are included in Depreciation and amortization in our Consolidated Statements of Earnings.
The estimated future amortization expense for the next five fiscal years is as follows (in thousands):

Remainder of fiscal year 2024	$21,097
Year ending November 30, 2025	27,811
Year ending November 30, 2026	27,773
Year ending November 30, 2027	26,827
Year ending November 30, 2028	26,794

Note 14. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenues from contracts with customers:
Investment banking	$679,065	$502,798
Commissions and other fees	245,543	213,270
Asset management fees	29,361	17,757
Oil and gas revenues	208	25,506
Real estate revenues	3,149	2,747
Other contracts with customers	13,891	12,930
Total revenue from contracts with customers	971,217	775,008
Other sources of revenue:
Principal transactions	640,736	497,246
Revenues from strategic affiliates	21,011	21,229
Interest	819,489	531,385
Other	99,489	(44,304)
Total revenues	$2,551,942	$1,780,564
Refer to Note 14, Revenues from Contracts with Customers in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023 for additional information regarding revenues from contracts with customers.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic region (in thousands):

	Three Months Ended
	February 29, 2024			February 28, 2023
	Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$338,568	$—	$338,568	$297,178	$—	$297,178
Investment banking - Underwriting	340,497	—	340,497	205,620	—	205,620
Equities (1)	242,576	—	242,576	210,462	—	210,462
Fixed income (1)	2,430	—	2,430	2,808	—	2,808
Asset management	—	29,361	29,361	—	17,757	17,757
Other investments	—	17,785	17,785	—	41,183	41,183
Total	$924,071	$47,146	$971,217	$716,068	$58,940	$775,008
Primary geographic region:
Americas	$730,377	$45,199	$775,576	$555,927	$57,793	$613,720
Europe and the Middle East	126,002	1,106	127,108	116,219	577	116,796
Asia-Pacific	67,692	841	68,533	43,922	570	44,492
Total	$924,071	$47,146	$971,217	$716,068	$58,940	$775,008
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 21, Segment Reporting for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at February 29, 2024. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price.
During the three months ended February 29, 2024, we recognized $19.2 million, compared with $25.6 million during the three months ended February 28, 2023, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, during the three months ended February 29, 2024, we recognized $6.3 million, compared with $7.8 million during the three months ended February 28, 2023, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at February 29, 2024 and November 30, 2023 were $52.6 million and $48.3 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three months ended February 29, 2024, we recognized revenues of $23.8 million, compared with $11.8 million during the three months ended February 28, 2023, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $237.7 million and $248.2 million at February 29, 2024 and November 30, 2023, respectively.
Contract Costs

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
At February 29, 2024 and November 30, 2023, capitalized costs to fulfill a contract were $5.4 million and $5.3 million, respectively, which are recorded in Receivables—Fees, interest and other in our Consolidated Statements of Financial Condition. For the three months ended February 29, 2024, we recognized expenses of $1.0 million, compared with $0.8 million during the three months ended February 28, 2023, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended February 29, 2024 and February 28, 2023.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 15. Compensation Plans
For a description of Restricted Stock, Restricted Stock Units, Senior Executive Compensation Plan and other compensation plans refer to Note 15, Compensation Plans in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.
At February 29, 2024, there were approximately 2,383,000 shares of restricted stock outstanding with future service required, 5,006,000 RSUs outstanding with future service required (including target RSUs that may be issued under the senior executive compensation plan), 9,082,000 RSUs outstanding with no future service required, and 5,065,000 stock options outstanding. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 19,153,000 at February 29, 2024.
In December 2023, the Compensation Committee of our Board of Directors granted our senior executives RSUs with an aggregate grant date fair value of $11.7 million and performance stock units (“PSUs”) with a target fair value of $8.8 million. The RSUs have a three-year cliff vesting schedule. With respect to the PSUs, there is a three-year service period, along with a performance goal based on fiscal 2023 through fiscal 2025 ROTE. The target level of ROTE was 10%, with a threshold of 7.5%, and a maximum level of 15%. Any performance below 7.5% will result in forfeiture of all PSUs; 7.5% ROTE will result in earning 75% of target PSUs; and 15% ROTE or greater will result in earning 150% of target PSUs. ROTE performance between 7.5% and 10% and 10% and 15% will be linearly interpolated to determine the level of earning PSUs.
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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended
	February 29, 2024	February 28, 2023
Components of compensation cost:
Restricted cash awards	$107.9	$67.6
Restricted stock and RSUs (1)	20.2	13.7
Profit sharing plan	6.9	6.2
Total compensation cost	$135.0	$87.5
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain compensation plans at February 29, 2024 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$145.0	3.4
Restricted cash awards (1)	1,141.9	3.0
Total	$1,286.9
(1)The remaining unamortized amount is included within Other assets in our Consolidated Statements of Financial Condition.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 16. Borrowings
Short-Term Borrowings
Short-term borrowings, which mature in one year or less and are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature, were $1.25 billion and $0.99 billion at February 29, 2024 and November 30, 2023, respectively. At February 29, 2024, the weighted average interest rate on short-term borrowings outstanding was 6.46% per annum. In March 2024, we issued a $600.0 million one-year callable note maturing in March 2025.
At February 29, 2024 and November 30, 2023, our borrowings under bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $1.22 billion and $0.94 billion, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At February 29, 2024, we were in compliance with all covenants under these credit facilities.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (dollars in thousands):

	Maturity	Effective Interest Rate	February 29, 2024	November 30, 2023
Unsecured long-term debt:
1.000% Euro Medium Term Notes	July 2024	1.00%	$539,982	$544,222
4.850% Senior Notes (1)	January 2027	7.53%	705,636	703,542
6.450% Senior Debentures	June 2027	5.46%	360,405	361,126
5.875% Senior Notes	July 2028	6.01%	991,268	990,838
4.150% Senior Notes	January 2030	4.26%	992,821	992,554
2.625% Senior Debentures (1)	October 2031	4.72%	906,250	901,692
2.750% Senior Debentures (1)	October 2032	7.06%	388,160	382,957
6.250% Senior Notes	January 2036	6.03%	484,764	484,890
6.500% Senior Notes	January 2043	6.05%	405,725	405,850
6.625% Senior Notes	October 2043	6.97%	247,028	247,010
Floating Rate Senior Notes	September 2053	5.60%	15,255	15,253
Floating Rate Senior Notes	October 2071	5.22%	61,731	61,728
Unsecured Credit Facility	November 2025	6.93%	350,000	350,000
Floating Euro Medium Term Notes	June 2026	4.64%	42,083	42,417
Callable Notes	February 2025 - November 2053	4.84% - 7.66%	442,706	304,778
Structured Notes (2)	Various	—%	1,751,772	1,708,443
Total unsecured long-term debt			8,685,586	8,497,300
Secured long-term debt:
Tessellis Secured Debt			75,718	75,440
HomeFed EB-5 Program Debt			252,978	242,608
HomeFed Construction Loans			67,664	48,182
Secured Credit Facilities			735,332	735,222
Secured Bank Loan			100,000	100,000
Total long-term debt (3)			$9,917,278	$9,698,752
(1)Carrying values of these senior notes include a net loss of $11.3 million and a net gain of $26.2 million for the three months ended February 29, 2024 and February 28, 2023, respectively, associated with interest rate swaps based on designation as fair value hedges. Refer to Note 7, Derivative Financial Instruments for further information.
(2)Structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. A weighted average coupon rate is not meaningful, as all of the structured notes are carried at fair value.
(3)Total Long-term debt has a fair value of $9.92 billion and $9.57 billion at February 29, 2024 and November 30, 2023, respectively, which would be classified as Level 2 or Level 3 in the fair value hierarchy.
During the three months ended February 29, 2024, long-term debt increased by $218.5 million to $9.92 billion at February 29, 2024, primarily due to proceeds of $206.3 million from the issuance of callable and structured notes, $29.9 million in HomeFed debt and $47.8 million of valuation losses on structured notes. These increases were partially offset by repayments on structured notes totaling $67.8 million.
At February 29, 2024 and November 30, 2023, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to $1.09 billion and $735.2 million, respectively. Interest on these credit facilities are based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At February 29, 2024, we were in compliance with all covenants under these credit facilities.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At both February 29, 2024 and November 30, 2023, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of SOFR plus 1.25%. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At February 29, 2024, we were in compliance with all covenants under the Secured Bank Loan.
HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act (“EB-5 Program”). This debt is secured by certain real estate of HomeFed. At February 29, 2024, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Substantially all of HomeFed’s EB-5 Program debt matures in 2024 through 2028.
At February 29, 2024, HomeFed has construction loans with an aggregate committed amount of $277.0 million. The proceeds are being used for construction at certain of its real estate projects. At February 29, 2024, the interest rate on the outstanding principal of the loans was 7.07%. The loan matures between December 2026 and February 2029 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At February 29, 2024 and November 30, 2023, $67.7 million and $48.2 million, respectively, was outstanding under the construction loan agreements.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 17. Total Equity
Non-Voting Convertible Preferred Shares
On April 27, 2023, we established Series B Non-Voting Convertible Preferred Shares with a par value of $1.00 per share (“Series B Preferred Stock”) and designated 70,000 shares as Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $17,500 per share and ranks senior to our voting common stock upon dissolution, liquidation or winding up of Jefferies Financial Group Inc. Each share of Series B Preferred Stock is automatically convertible into 500 shares of non-voting common stock, subject to certain anti-dilution adjustments, three years after issuance. The Series B Preferred Stock participates in cash dividends and distributions alongside our voting common stock on an as-converted basis.
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
At February 29, 2024, SMBC owns 9.0% of our common stock on an as-converted basis and 8.3% on a fully-diluted, as-converted, basis. During the three months ended February 29, 2024, we paid $6.3 million, or $0.30 per share on an as-converted basis, of cash dividends in respect of the Series B Preferred Stock.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ended
	February 29, 2024	February 28, 2023
Numerator for earnings per common share from continuing operations:
Net earnings from continuing operations	$164,283	$129,324
Less: Net losses attributable to noncontrolling interests	(6,452)	(6,311)
Mandatorily redeemable convertible preferred share dividends	—	(2,016)
Allocation of earnings to participating securities (1)	(14,189)	(528)
Net earnings from continuing operations attributable to common shareholders for basic earnings per share	$156,546	$133,091
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	—	(54)
Mandatorily redeemable convertible preferred share dividends	—	2,016
Net earnings from continuing operations attributable to common shareholders for diluted earnings per share	$156,546	$135,053

Numerator for earnings per common share from discontinued operations:
Net loss from discontinued operations, net of income tax benefit	(7,891)	—
Less: Net losses attributable to noncontrolling interests	(986)	—
Net earnings from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(6,905)	$—
Net earnings attributable to common shareholders for basic earnings per share	$149,641	$133,091
Net earnings attributable to common shareholders for diluted earnings per share	$149,641	$135,053

Denominator for earnings per common share:
Weighted average common shares outstanding	211,535	227,543
Weighted average shares of restricted stock outstanding with future service required	(2,402)	(2,128)
Weighted average RSUs outstanding with no future service required	10,913	13,686
Weighted average common shares	220,046	239,101
Stock options and other share-based awards	2,894	2,303
Senior executive compensation plan RSU awards	2,351	2,917
Preferred shares and mandatorily redeemable convertible preferred shares (2)	—	3,774
Weighted average diluted common shares (3)	225,291	248,095

Earnings (losses) per common share:
Basic from continuing operations	$0.71	$0.56
Basic from discontinued operations	(0.03)	—
Basic	$0.68	$0.56
Diluted from continuing operations	$0.69	$0.54
Diluted from discontinued operations	(0.03)	—
Diluted	$0.66	$0.54
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 21.2 million for the three months ended February 29, 2024, compared with 0.7 million during the three months ended February 28, 2023. Dividends paid on participating securities were not material during the three months ended February 29, 2024 and February 28, 2023. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)The two-class method was more dilutive for each period presented.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(3)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per common share in the future. Antidilutive shares at February 29, 2024, were 10.0% of the weighted average common shares outstanding for the three months ended February 29, 2024.
Accumulated Other Comprehensive Income (Loss)
Activity in accumulated other comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Equity but not in the Consolidated Statements of Earnings. A summary of accumulated other comprehensive income (loss), net of taxes is as follows (in thousands):

	February 29, 2024	November 30, 2023
Net unrealized losses on available-for-sale securities	$(2,637)	$(4,595)
Net currency translation adjustments and other	(162,729)	(162,541)
Net unrealized losses related to instrument-specific credit risk	(184,698)	(181,946)
Net minimum pension liability	(46,374)	(46,463)
Total accumulated other comprehensive loss, net of tax	$(396,438)	$(395,545)
Amounts reclassified out of accumulated other comprehensive income (loss) to net earnings are as follows (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Net unrealized gains (losses) on instrument-specific credit risk at fair value (1)	$2,119	$(246)
Amortization of defined benefit pension plan actuarial losses (2)	(121)	(397)
Total reclassifications for the period, net of tax	$1,998	$(643)
(1)Includes income tax expense of approximately $0.7 million during the three months ended February 29, 2024, compared with a tax benefit of approximately $0.1 million during the three months ended February 28, 2023, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(2)Include income tax benefit of approximately $31 thousand during the three months ended February 29, 2024, compared with tax benefit of approximately $49 thousand during the three months ended February 28, 2023, which were reclassified to Compensation and benefits expenses in our Consolidated Statements of Earnings. Refer to Note 16, Benefit Plans, for information included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.

Note 18. Income Taxes
At February 29, 2024 and November 30, 2023, our total gross unrecognized tax benefits were $338.4 million and $332.3 million, respectively. At February 29, 2024 and November 30, 2023, we had interest accrued of approximately $150.8 million and $142.1 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $267.9 million and $263.0 million (net of Federal benefit) at February 29, 2024 and November 30, 2023, respectively. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Earnings.
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
For the three months ended February 29, 2024, the provision for income taxes was $56.0 million, representing an effective tax rate of 25.4%. For the three months ended February 28, 2023, the provision for income taxes was $28.7 million, representing an effective tax rate of 18.2%.

Note 19. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at February 29, 2024 (in millions):

	Expected Maturity Date (Fiscal Years)
	2024	2025	2026 and 2027	2028 and 2029	2030 and Later	Maximum Payout
Equity commitments (1)	$56.0	$16.8	$39.1	$0.2	$122.2	$234.3
Loan commitments (1)	0.3	252.2	82.6	—	5.2	340.3
Loan purchase commitments (2)	2,957.8	—	—	—	—	2,957.8
Underwriting commitments	157.3	—	—	—	—	157.3
Forward starting reverse repos (3)	8,538.6	—	—	—	—	8,538.6
Forward starting repos (3)	4,508.0	—	—	—	—	4,508.0
Other unfunded commitments (1)	189.6	293.4	321.1	—	—	804.1
Total commitments	$16,407.6	$562.4	$442.8	$0.2	$127.4	$17,540.4
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at February 29, 2024, Jefferies had also entered into back-to-back committed sale contracts aggregating to $2.71 billion.
(3)At February 29, 2024, all of forward starting securities purchased under agreements to resell and all of forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At February 29, 2024, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $9.9 million.
Additionally, at February 29, 2024, we had other outstanding equity commitments to invest up to $171.0 million with strategic affiliates and $38.0 million to various other investments.
Loan Commitments. From time to time, we make commitments to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 29, 2024, we had outstanding loan commitments of $82.6 million to clients and $7.7 million to strategic affiliates.

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Loan commitments outstanding at February 29, 2024 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 29, 2024 (in millions):

	Expected Maturity Date (Fiscal Years)
	2024	2025	2026 and 2027	2028 and 2029	2030 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$6,761.8	$18,757.4	$13,162.5	$476.0	$—	$39,157.7
Total derivative contracts	$6,761.8	$18,757.4	$13,162.5	$476.0	$—	$39,157.7
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 29, 2024, the fair value of derivative contracts meeting the definition of a guarantee is approximately $359.7 million.
HomeFed. For real estate development projects, we are generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee a municipality satisfactory completion of a project. As the planned area is developed and the municipality accepts the improvements, the bonds are released. At February 29, 2024, the aggregate amount of infrastructure improvement bonds outstanding was $49.0 million.
Standby Letters of Credit. At February 29, 2024, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $57.2 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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

Note 20. Regulatory Requirements
Net Capital
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant (“FCM”), is also subject to Regulation 1.17 of the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Regulation 1.17.
Jefferies Financial Services, Inc. (“JFSI”) is a registered swap dealer subject to the CFTC’s regulatory capital requirements and is a registered security-based swap dealer with the SEC subject to the SEC’s security-based swap dealer regulatory rules and is approved by the SEC as an OTC derivatives dealer subject to compliance with the SEC’s net capital requirements. At February 29, 2024, JFSI is in compliance with these SEC and CFTC requirements. Additionally, JFSI is subject to the net capital requirements of the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million. Under CFTC Regulation 23.101, JFSI is required to maintain minimum net capital of not less than the greater of 2% of the uncleared swap margin, as defined in CFTC Regulation 23.100, or $20 million.
At February 29, 2024, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$633,069	$522,230
JFSI - SEC	254,563	233,958
JFSI - CFTC	254,563	229,837
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
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At February 29, 2024, Jefferies LLC had $425.5 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers (commonly referred to as “PAB”), Jefferies is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At February 29, 2024, Jefferies had $222.7 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
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

JEFFERIES FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Our net revenues, non-interest expenses and earnings from continuing operations before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended
	February 29, 2024	February 28, 2023
Investment Banking and Capital Markets:
Net revenues	$1,451.3	$1,217.1
Non-interest expenses	1,296.3	1,035.1
Earnings from continuing operations before income taxes	155.0	182.0
Asset Management:
Net revenues	273.4	68.5
Non-interest expenses	221.7	89.3
Earnings (losses) from continuing operations before income taxes	51.7	(20.8)
Total of Reportable Business Segments:
Net revenues	1,724.7	1,285.6
Non-interest expenses	1,518.0	1,124.4
Earnings from continuing operations before income taxes	206.7	161.2
Reconciliation to consolidated amounts:
Net revenues	13.5	(2.1)
Non-interest expenses	—	1.1
Earnings (losses) from continuing operations before income taxes (1)	13.5	(3.2)
Total:
Net revenues	1,738.2	1,283.5
Non-interest expenses	1,518.0	1,125.5
Earnings from continuing operations before income taxes	$220.2	$158.0
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
The following table summarizes our total assets by reportable business segment (in millions):

	February 29, 2024	November 30, 2023
Investment Banking and Capital Markets	$54,289.3	$51,776.9
Asset Management	6,643.7	6,128.3
Total assets	$60,933.0	$57,905.2

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

	Three Months Ended
	February 29, 2024	February 28, 2023
Americas (1)	$1,307.8	$982.3
Europe and the Middle East (2)	331.8	217.9
Asia-Pacific	98.6	83.3
Net revenues	$1,738.2	$1,283.5
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.

Note 22. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At February 29, 2024 and November 30, 2023, we had $34.5 million and $31.0 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
•One of our directors has investments in hedge funds managed by us of approximately $3.9 million and $3.0 million at February 29, 2024 and November 30, 2023, respectively.
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

JEFFERIES FINANCIAL GROUP INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:
•the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2023 and filed with the Securities and Exchange Commission (“SEC”) on January 26, 2024;
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

JEFFERIES FINANCIAL GROUP INC.
Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023	% Change
Net revenues	$1,738,203	$1,283,492	35.4%
Non-interest expenses	1,517,961	1,125,474	34.9%
Earnings from continuing operations before income taxes	220,242	158,018	39.4%
Income tax expense	55,959	28,694	95.0%
Net earnings from continuing operations	164,283	129,324	27.0%
Net losses from discontinued operations, net of income tax benefit	(7,891)	—	100.0%
Net losses attributable to noncontrolling interests	(7,438)	(6,055)	22.8%
Net losses attributable to redeemable noncontrolling interests	—	(256)	(100.0)%
Preferred stock dividends	14,189	2,016	603.8%
Net earnings attributable to common shareholders	149,641	133,619	12.0%
Effective tax rate	25.4%	18.2%

Executive Summary
Three Months Ended February 29, 2024
Consolidated Results
•Net revenues for the three months ended February 29, 2024 were $1.74 billion, up 35.4% compared with $1.28 billion for the prior year comparable quarter, reflecting strong performance across our businesses attributable to a strengthening investment banking and capital markets environment, and continued market share gains across multiple businesses and geographies.
•Earnings from continuing operations before income taxes were $220.2 million, up 39.4% compared with $158.0 million for the prior year comparable quarter.
•Our overall results were strong this quarter, although we were negatively impacted by losses associated with our investment in Weiss Multi-Strategy Advisers (“Weiss”) resulting in a pre-tax loss to us of $54.7 million, $30.0 million of which reduced our net revenues and $24.7 million of which increased our non-compensation expenses.
•Net losses from discontinued operations, net of income tax benefit were $(7.9) million related to OpNet (the sale of which is expected to close in the second or third quarter of 2024). Refer to Note 5, Assets Held for Sale and Discontinued Operations for further information.
Business Results
•Investment banking net revenues were $739.7 million for the three months ended February 29, 2024, compared with $562.8 million in the prior year comparable quarter. Advisory revenues were $338.6 million, up 13.9% compared with $297.2 million for the prior year comparable quarter, primarily attributable to increased mergers and acquisitions activity and continued market share gains. Total underwriting net revenues of $338.5 million were 64.6% higher than the prior year comparable quarter of $205.6 million, as equity underwriting activity increased with robust equity markets throughout the first quarter of 2024, as well as our expanded capabilities and enhanced market position. Debt underwriting activity improved as interest rates and inflationary concerns have stabilized.
•Equities net revenues of $359.1 million for the three months ended February 29, 2024 were 17.6% higher compared to $305.3 million of the prior year comparable quarter, as increased volumes and more favorable trading opportunities, including opportunities created by investment banking equity underwriting activity, drove stronger results across most of our equities business lines.

JEFFERIES FINANCIAL GROUP INC.
•Fixed income net revenues of $352.5 million remained fairly consistent compared to $349.0 million for the prior year comparable quarter, reflecting a more stable interest rate environment creating client demand for fixed income products. The current quarter also benefited from increased investment banking debt underwriting activity which increased secondary trading opportunities.
•Asset management recognized net revenues of $273.4 million for the three months ended February 29, 2024, compared with $68.5 million in the prior year comparable quarter. Investment return was significantly higher on improved performance across multiple investment strategies, partially offset by $30.0 million of losses associated with our investment in Weiss. Additionally, Other investments net revenues for the quarter were meaningfully higher than the prior year comparable quarter largely due to the inclusion of Stratos and Tessellis in our overall results as they became consolidated subsidiaries in the fourth quarter of 2023.
Non-interest Expenses
•Compensation and benefits expense for the three months ended February 29, 2024 was $926.9 million, an increase of 31.8% compared with $703.1 million for the prior year comparable quarter. Compensation and benefits expense as a percentage of Net revenues was 53.3% for the three months ended February 29, 2024, compared with 54.8% for the prior year comparable quarter. The ratio for the current quarter was impacted by the consolidation of Stratos and Tessellis, which have lower compensation ratios.
•Non-compensation expenses for the three months ended February 29, 2024 were $591.3 million, an increase of 40.0% compared with $422.4 million for the prior year comparable quarter. Non-compensation expenses for the three months ended February 29, 2024 are meaningfully higher due to the inclusion of Tessellis and Stratos as operating subsidiaries following the consolidation of these entities in the fourth quarter of 2023, offset by the impact of the spin-off of Vitesse Energy in January 2023. The increase in non-compensation expenses is also attributed to increased brokerage and clearing fees associated with increased trading volumes and increased technology and communication and business development expenses. Other expenses include bad debt expenses largely related to our losses associated with Weiss Strategy Advisers upon its shutdown.
Headcount
•At February 29, 2024, we had 7,745 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments, an increase of 2,344 employees from our headcount of 5,401 at February 28, 2023. Included within our global headcount are 2,131 employees of our Stratos, Tessellis, HomeFed, Foursight Capital LLC and M Science subsidiaries. Of the 2,344 headcount increase, 1,720 relates to recognizing control of Stratos and Tessellis during the fourth quarter of 2023 as the employees of these subsidiaries are now included in our overall headcount. During the past year, we have increased the number of our Investment Banking Managing Directors and related staff, along with additional technology and corporate staff to support our growth and strategic priorities.

Revenues by Source
We present our results as two reportable business segments: Investment Banking and Capital Markets and Asset Management. Additionally, corporate activities are fully allocated to each of these reportable business segments. Beginning in fiscal 2024, we now refer to “Merchant banking” as “Other investments” in our Asset Management reportable segment.
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

JEFFERIES FINANCIAL GROUP INC.
The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended
	February 29, 2024		February 28, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$338,567	19.5%	$297,178	23.2%	13.9%
Equity underwriting	209,303	12.0	125,445	9.8	66.8%
Debt underwriting	129,194	7.4	80,175	6.2	61.1%
Total underwriting	338,497	19.4	205,620	16.0	64.6%
Other investment banking	62,608	3.6	60,046	4.7	4.3%
Total Investment Banking	739,672	42.5	562,844	43.9	31.4%
Equities	359,138	20.7	305,294	23.8	17.6%
Fixed income	352,478	20.3	348,994	27.2	1.0%
Total Capital Markets	711,616	41.0	654,288	51.0	8.8%
Total Investment Banking and Capital Markets (1)	1,451,288	83.5	1,217,132	94.9	19.2%
Asset management fees and revenues	59,657	3.4	42,696	3.3	39.7%
Investment return	117,640	6.8	27,434	2.1	328.8%
Other investments, inclusive of net interest	111,098	6.4	7,423	0.6	N/M
Allocated net interest (2)	(15,012)	(0.9)	(9,098)	(0.7)	65.0%
Total Asset Management	273,383	15.7	68,455	5.3	299.4%
Other	13,532	0.8	(2,095)	(0.2)	N/M
Net revenues	$1,738,203	100.0%	$1,283,492	100.0%	35.4%
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
•our 45% share of net earnings from our commercial real estate joint venture, Berkadia (which includes commercial mortgage origination and servicing);
•Foursight, our wholly-owned subsidiary engaged in the lending and servicing of automobile loans (agreement reached in November 2023 to sell our interests, which has subsequently closed in April 2024); and
•securities and loans received or acquired in connection with our investment banking activities.

JEFFERIES FINANCIAL GROUP INC.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023	% Change
Advisory	$338,567	$297,178	13.9%
Equity underwriting	209,303	125,445	66.8%
Debt underwriting	129,194	80,175	61.1%
Total underwriting	338,497	205,620	64.6%
Other investment banking	62,608	60,046	4.3%
Total investment banking	$739,672	$562,844	31.4%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed		Aggregate Value
	Three Months Ended		Three Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Advisory transactions	78	73	$54.9	$56.3
Public and private equity and convertible offerings	58	36	12.8	5.3
Public and private debt financings	182	121	107.3	43.6
Three Months Ended February 29, 2024
Investment banking revenues for the three months ended February 29, 2024 were $739.7 million, up 31.4% compared with $562.8 million for the prior year comparable quarter. During the past year, we have made extensive investments in our investment banking business, enhancing our capabilities across products, sectors and geographies, which we believe will continue to create significant momentum for continued market share gains and strong investment banking results.
Advisory revenues were $338.6 million, up 13.9% compared with $297.2 million for the prior year comparable quarter, as the transaction levels increased across most sectors in the global mergers and acquisitions markets and continued market share gains.
Total underwriting revenues for the three months ended February 29, 2024 were $338.5 million, an increase of 64.6% from $205.6 million for the prior year comparable quarter, reflecting significantly higher equity underwriting net revenues of $209.3 million attributable to increased activity, as equity markets have remained robust, as well as our expanded capabilities and enhanced market position. Debt underwriting net revenues of $129.2 million were up 61.1% compared with $80.2 million for the prior year comparable quarter, as the stabilization of interest rates and inflationary concerns drove higher underwriting volumes across most sectors.
Other investment banking net revenues were $62.6 million for the three months ended February 29, 2024, slightly higher compared with net revenues of $60.0 million for the prior year comparable quarter. Results from our share of the net earnings of our Jefferies Finance joint venture slightly decreased from the prior year comparable quarter primarily driven by lower net interest income, partially offset by higher net fees revenue. Revenues from our share of the net earnings of our Berkadia joint venture remained consistent from the prior year comparable quarter as the decline in mortgage origination volumes were largely offset by higher interest income on a larger and growing loan servicing portfolio. In addition, during the three months ended February 29, 2024, we recognized gains on various equity derivative transactions related to our investment banking activities.
Our investment banking backlog continues to strengthen from the levels at year end. We continue to see encouraging signs of a further pickup in underwriting and mergers and acquisitions activity, although execution is always uncertain and dependent on market conditions. As an indicator of net revenues in a given future period, backlog snapshots are subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
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
Three Months Ended February 29, 2024
•Equities net revenues were $359.1 million for the three months ended February 29, 2024, up 17.6% from $305.3 million for the prior year comparable quarter, as increased volumes and more favorable trading opportunities, including opportunities created by investment banking equity underwriting activity, drove stronger results across significantly all of our equities business lines.
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
Three Months Ended February 29, 2024
•Fixed income net revenues were $352.5 million for the three months ended February 29, 2024, compared to $349.0 million for the prior year quarter, primarily reflecting a more stable interest rate environment creating client demand for fixed income products. Revenues from our distressed trading businesses generated particularly strong results offset by reduced activity in our global structured solutions business and a less favorable market for the emerging market businesses which was particularly strong in the prior year period.
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
•investment income from our capital invested in and managed by us and our affiliated asset managers; and
•revenues from investments held in our other investments portfolio, including consolidated operations from real estate development activities, foreign exchange trading (Stratos consolidated beginning in the fourth quarter of 2023) and telecommunications activities (OpNet consolidated beginning in the fourth quarter of 2023). Prior periods include revenues from oil and gas activities until the spin-off of our interest in Vitesse Energy in January 2023.
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

JEFFERIES FINANCIAL GROUP INC.
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023	% Change
Asset management fees:
Equities	$2,498	$1,606	55.5%
Multi-asset	26,863	16,151	66.3%
Total asset management fees	29,361	17,757	65.3%
Revenue from strategic affiliates (1)	30,296	24,939	21.5%
Total asset management fees and revenues	59,657	42,696	39.7%
Investment return	117,640	27,434	328.8%
Other investments	111,098	7,423	1,396.7%
Allocated net interest	(15,012)	(9,098)	65.0%
Total Asset Management	$273,383	$68,455	299.4%
(1)    These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended February 29, 2024
Our overall results were strong this quarter, although we were negatively impacted by losses associated with our investment in Weiss resulting in a pre-tax loss to us of $54.7 million, $30.0 million of which reduced our net revenues and $24.7 million of which increased our non-compensation expenses.
Asset management fees and revenues for the three months ended February 29, 2024 were $59.7 million, up 39.7% compared with $42.7 million for the prior year comparable quarter, as strong performance across multiple managed funds and affiliate strategies resulted in higher performance fee income for calendar year 2023 versus calendar year 2022. (Performance fees are generally measured on a calendar year basis and recognized by us in our first fiscal quarter.)
Investment return for the three months ended February 29, 2024 was $117.6 million, compared with $27.4 million for the prior year comparable quarter, with the increase driven by improved returns generated across multiple fund strategies, partially offset by losses of $30.0 million associated with our investment in Weiss.
Other investments net revenues were $111.1 million, compared with $7.4 million in the prior year comparable quarter, with the increase primarily driven by the consolidation of Stratos and Tessellis in the fourth quarter of 2023, partially offset by the spin-off of Vitesse Energy in January 2023.
Assets under Management
We and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of $26.8 billion and $28.0 billion at February 29, 2024 and November 30, 2023, respectively. Net asset value or net asset value equivalent assets under management are composed of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:
•Net asset values of investments made by us in funds or separately managed accounts were approximately $3.9 billion at February 29, 2024 and approximately $3.5 billion at November 30, 2023. We invest in certain strategies using our own capital, often before opening a strategy to outside capital. The net asset values include our capital of $1.8 billion at February 29, 2024 and $1.8 billion at November 30, 2023 plus amounts financed of $2.1 billion at February 29, 2024 and $1.8 billion at November 30, 2023. Revenues related to the investments made by us are presented in Investment return within the results of our asset management business.
•Assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $20.7 billion at February 29, 2024 and $22.4 billion at November 30, 2023. Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.

JEFFERIES FINANCIAL GROUP INC.
•Third-party investments actively managed by our wholly-owned managers were $2.2 billion at February 29, 2024 and $2.1 billion at November 30, 2023. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Period-end assets under management by predominant asset class were as follows (in millions):

	February 29, 2024	November 30, 2023
Assets under management:
Equities	$531	$448
Multi-asset	1,625	1,606
Total	$2,156	$2,054
Change in assets under management were as follows (in millions):

	Three Months Ended
	February 29, 2024	February 28, 2023
Assets under management:
Balance, beginning of period	$2,054	$1,248
Net cash inflows	52	248
Net market appreciation (depreciation)	50	29
Balance, end of period	$2,156	$1,525
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

	February 29, 2024	November 30, 2023
Jefferies Financial Group Inc.; as manager:
Fund investments (1)	$236,756	$179,533
Separately managed accounts (2)	120,890	187,350
Total	$357,646	$366,883
Strategic affiliates; as manager:
Fund investments (1)	$925,561	$936,743
Separately managed accounts (2)	484,142	458,894
Investments in asset managers	51,691	40,363
Total	$1,461,394	$1,436,000
Total asset management investments	$1,819,040	$1,802,883
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At February 29, 2024 and November 30, 2023, $14.8 million and $11.9 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
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

JEFFERIES FINANCIAL GROUP INC.
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023	% Change
Compensation and benefits	$926,871	$703,058	31.8%
Floor brokerage and clearing fees	109,670	80,474	36.3%
Underwriting costs	18,484	13,207	40.0%
Technology and communications	137,512	113,385	21.3%
Occupancy and equipment rental	28,153	27,315	3.1%
Business development	57,651	36,838	56.5%
Professional services	77,844	62,161	25.2%
Depreciation and amortization	43,202	33,292	29.8%
Cost of sales	34,671	2,168	1,499.2%
Other	83,903	53,576	56.6%
Total non-interest expenses	$1,517,961	$1,125,474	34.9%
Total Non-interest Expenses
Three Months Ended February 29, 2024
Non-interest expenses were $1.52 billion for the three months ended February 29, 2024, an increase of 34.9%, compared with $1.13 billion for the prior year comparable quarter. The increase is primarily due to an increase in overall business activity and compensation expense. Non-compensation expenses for the three months ended February 29, 2024 are impacted by the inclusion of Tessellis and Stratos as operating subsidiaries following the consolidation of these entities in the fourth quarter of 2023, offset by the impact of the spin-off of Vitesse Energy in January 2023.
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
Compensation and benefits expense was $926.9 million for the three months ended February 29, 2024, compared with $703.1 million for the prior year comparable quarter. A significant portion of our compensation expense is highly variable with net revenues. Compensation and benefits expense as a percentage of Net revenues was 53.3% for the three months ended February 29, 2024 compared with 54.8% for the three months ended February 28, 2023. The ratio for the current quarter was impacted by the consolidation of Stratos and Tessellis, which have much lower compensation rates proportionate to net revenues.
Compensation expense related to the amortization of share- and cash-based awards was $128.1 million for the three months ended February 29, 2024 compared with $81.3 million for the prior year comparable quarter.
At February 29, 2024, we had 7,745 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments, an increase of 2,344 employees from our headcount of 5,401 at February 28, 2023. Included within our global headcount are 2,131 employees of our Stratos, Tessellis, HomeFed, Foursight Capital LLC and M Science subsidiaries. Of the 2,344 headcount increase, 1,720 relates to recognizing control of Stratros and Tessellis during the fourth quarter of 2023 as the employees of those subsidiaries are now included in our overall headcount. During the past year, we have increased the number of our Investment Banking Managing Directors and related staff, along with additional technology and corporate staff to support our growth and strategic priorities.
Refer to Note 15, Compensation Plans in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.

JEFFERIES FINANCIAL GROUP INC.
Non-interest Expenses (Excluding Compensation and Benefits)
Three Months Ended February 29, 2024
Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues was 34.0% and 32.9% for the three months ended February 29, 2024 and February 28, 2023, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $29.2 million due to increased trading volumes.
•Technology and communication were higher by $18.3 million related to the continued development of various trading and management systems and increased market data costs.
•Professional services expenses were higher by $15.7 million primarily on increased transaction related legal fees associated with capital markets transaction and litigation as well as consulting fees related to strategic technology investment initiatives.
•Cost of sales and depreciation and amortization expenses were higher by $42.4 million reflecting the consolidation of Stratos and Tessellis, partially offset by spin-off of Vitesse Energy in January 2023.
•Other expenses were higher primarily due to bad debt expenses of $27.0 million associated with Weiss.
Income Taxes
For the three months ended February 29, 2024 and February 28, 2023, the provision for income taxes was $56.0 million and $28.7 million, respectively, representing an effective tax rate of 25.4% and 18.2%, respectively. The higher rate for the current quarter reflects a lower excess tax benefit recognized on restricted stock units distributed in the first quarter of 2024 compared to the prior year comparable quarter.
Refer to Note 18, Income Taxes in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on income taxes.

Accounting Developments
There are no accounting standard updates, except as discussed in Note 3, Accounting Developments in our consolidated financial statement included in this quarterly report on Form 10-Q which we have either determined are applicable or expected to have a material impact on our consolidated financial statements.

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
For further discussions of the following significant accounting policies and other significant accounting policies, refer to Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.

JEFFERIES FINANCIAL GROUP INC.
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
Fair value is a market-based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments categorized within Level 3 of the fair value hierarchy involves the greatest extent of management judgment. (Refer to Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023 and Note 6, Fair Value Disclosures in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)
For information on the composition of our Financial instruments owned and Financial instruments sold, not yet purchased recorded at fair value and the composition of activity of our Level 3 assets and Level 3 liabilities, Refer to Note 6, Fair Value Disclosures in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

JEFFERIES FINANCIAL GROUP INC.
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
In the first quarter of 2023, we performed a valuation of our equity method investment in Golden Queen as forecasts of the expected future production of gold and silver from its mine had declined from previous periods. Our estimate of fair value was based on a discounted cash flow analysis, which included management’s projections of future Golden Queen cash flows and a discount rate of 11.0%. As a result of this valuation analysis, an impairment loss of $22.1 million was recorded in Other income in the Consolidated Statements of Earnings for the three months ended February 28, 2023. We sold Golden Queen in the fourth quarter of 2023 and recognized a gain of $1.7 million on the sale.
Goodwill
At February 29, 2024, goodwill recorded in our Consolidated Statements of Financial Condition is $1.82 billion (3.0% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023 and Note 13, Goodwill and Intangible Assets in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date for a substantial portion of our reporting units is August 1 and November 30 for other identified reporting units. The results of our annual tests did not indicate any goodwill impairment.
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
The carrying values of goodwill by reporting unit at February 29, 2024 are as follows: $700.1 million in Investment Banking, $255.3 million in Equities and Wealth Management, $576.5 million in Fixed Income, $143.0 million in Asset Management and $149.1 million attributed to various individual other investments.

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
We also own a legacy portfolio of businesses and investments that are reflected as consolidated subsidiaries, equity investments or securities. Over the last 12 months, we completed several critical steps to substantially liquidate our legacy portfolio of businesses, including the spin-off of Vitesse Energy in January 2023, the sale of Golden Queen in November 2023, entering into agreements in November 2023 and February 2024 to sell Foursight and the wholesale operations of OpNet (expected to close in the second or third quarter of 2024), respectively. The sale of our interests in Foursight has subsequently closed in April 2024.
In keeping with our strategy of returning excess liquidity to shareholders, during the three months ended February 29, 2024, we returned an aggregate of $112.7 million to shareholders primarily in the form of $69.3 million in cash dividends and the repurchases of 1.1 million common shares for a total of $43.0 million at a weighted average price of $40.63 per share in connection with the net share settlement for tax purposes of stock awards under our equity compensation plans.
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

JEFFERIES FINANCIAL GROUP INC.
The following table provides detail on selected balance sheet items (dollars in millions):

	February 29, 2024	November 30, 2023	% Change
Total assets	$60,933.0	$57,905.2	5.2%
Cash and cash equivalents	7,615.7	8,526.4	(10.7)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,195.3	1,414.6	(15.5)%
Financial instruments owned	23,211.5	21,747.5	6.7%
Financial instruments sold, not yet purchased	12,044.0	11,251.2	7.0%
Total Level 3 assets	589.0	680.6	(13.5)%
Securities borrowed	$6,789.1	$7,192.1	(5.6)%
Securities purchased under agreements to resell	7,546.8	5,950.5	26.8%
Total securities borrowed and securities purchased under agreements to resell	$14,335.9	$13,142.6	9.1%
Securities loaned	$2,709.2	$1,840.5	47.2%
Securities sold under agreements to repurchase	11,596.8	10,920.6	6.2%
Total securities loaned and securities sold under agreements to repurchase	$14,306.0	$12,761.1	12.1%
During the three months ended February 29, 2024, average total assets were approximately 12.0% higher than total assets at February 29, 2024.
Our total Financial instruments owned inventory was $23.21 billion at February 29, 2024, an increase of 6.7%, from $21.75 billion at November 30, 2023. During the three months ended February 29, 2024, our total Financial instruments owned inventory increased primarily due to increases in corporate debt and equity securities, partially offset by decreases in mortgage and asset-backed securities and U.S. government and agency securities. Financial instruments sold, not yet purchased inventory was $12.04 billion at February 29, 2024, an increase of 7.0% from $11.25 billion at November 30, 2023, with the increase primarily driven by increases in corporate debt and equity securities, partially offset by decreases in U.S. government and agency securities. Our overall net inventory position was $11.17 billion and $10.50 billion at February 29, 2024 and November 30, 2023, respectively, with the increase primarily due to an increase in corporate equity securities, partially offset by a decrease in mortgage and asset-backed securities.
The following table summarizes Level 3 assets (in millions, except percentages):

	February 29, 2024	Percent	November 30, 2023	Percent
Investment Banking	$136.8	23.2%	$129.3	19.0%
Equities and Fixed Income	278.2	47.3	337.2	49.5
Asset Management (1)	156.9	26.6	198.4	29.2
Other	17.1	2.9	15.7	2.3
Total	$589.0	100.0%	$680.6	100.0%
(1)At February 29, 2024 and November 30, 2023, $108.0 million and $121.4 million, respectively, are attributed to Other investments within our Asset Management reportable segment.

JEFFERIES FINANCIAL GROUP INC.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. Our average month end balance of total reverse repos and stock borrows during the three months ended February 29, 2024 were 22.6% higher than the balance at February 29, 2024. Our average month end balances of total repos and stock loans during the three months ended February 29, 2024 were 28.1% higher than the balance at February 29, 2024.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended February 29, 2024	Year Ended November 30, 2023
Securities Purchased Under Agreements to Resell:
Period end	$7,547	$5,951
Month end average	9,145	7,681
Maximum month end	10,388	10,767
Securities Sold Under Agreements to Repurchase:
Period end	$11,597	$10,921
Month end average	15,588	13,556
Maximum month end	18,328	17,981
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Financial Group Inc. shareholders’ equity and tangible Jefferies Financial Group Inc. shareholders’ equity with the resulting leverage ratios (dollars in millions):

	February 29, 2024	November 30, 2023
Total assets	$60,933	$57,905
Total equity	$9,867	$9,802
Total shareholders’ equity	$9,780	$9,710
Deduct: Goodwill and intangible assets	(2,064)	(2,045)
Tangible shareholders’ equity	$7,716	$7,665
Leverage ratio (1)	6.2	5.9
Tangible gross leverage ratio (2)	7.6	7.3
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

JEFFERIES FINANCIAL GROUP INC.
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
•Higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements and other secured funding including central counterparty clearinghouses;
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $17.96 billion at February 29, 2024 exceeded our cash capital requirements.
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

JEFFERIES FINANCIAL GROUP INC.
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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 29, 2024, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
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

JEFFERIES FINANCIAL GROUP INC.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	February 29, 2024	Average Balance Three Months Ended February 29, 2024 (1)	November 30, 2023
Cash and cash equivalents:
Cash in banks	$2,468,663	$3,810,696	$2,606,673
Money market investments (2)	5,147,028	3,947,206	5,919,690
Total cash and cash equivalents	7,615,691	7,757,902	8,526,363
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,406,929	1,514,567	1,472,524
Other (4)	503,852	623,991	456,341
Total other sources	1,910,781	2,138,558	1,928,865
Total cash and cash equivalents and other liquidity sources	$9,526,472	$9,896,460	$10,455,228
Total cash and cash equivalents and other liquidity sources as % of Total assets	15.6%		18.1%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	16.2%		18.7%
(1)Average balances are calculated based on weekly balances.
(2)At February 29, 2024 and November 30, 2023, $5.13 billion and $5.90 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $15.2 million for both February 29, 2024 and November 30, 2023 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended February 29, 2024 was $3.93 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 29, 2024, we had the ability to readily obtain repurchase financing for 80.9% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

JEFFERIES FINANCIAL GROUP INC.
The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 29, 2024 and November 30, 2023 (in thousands):

	February 29, 2024		November 30, 2023
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$5,694,423	$690,386	$4,062,977	$652,131
Corporate debt securities	5,592,234	216,751	4,785,701	171,457
U.S. government, agency and municipal securities	3,421,131	37,562	3,852,232	111,423
Other sovereign obligations	1,388,241	1,099,435	1,562,346	1,120,074
Agency mortgage-backed securities (1)	2,570,754	—	3,220,918	—
Loans and other receivables	110,452	—	210,373	—
Total	$18,777,235	$2,044,134	$17,694,547	$2,055,085
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short- and intermediate term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. During the three months ended February 29, 2024, an average of approximately 63.0% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months at February 29, 2024.
For additional details on our repurchase agreement financing program, refer to Note 10, Variable Interest Entities in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At February 29, 2024, short-term borrowings, which must be repaid within one year or less include bank loans, overdrafts and borrowings under revolving credit facilities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $995.4 million for the three months ended February 29, 2024.

JEFFERIES FINANCIAL GROUP INC.
At February 29, 2024 and November 30, 2023, our borrowings under bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $1.22 billion and $0.94 billion, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At February 29, 2024, we were in compliance with all covenants under these credit facilities.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under this program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At February 29, 2024, the outstanding notes totaled $1.43 billion, bear interest at a spread over the Secured Overnight Funding Rate (“SOFR”) or the Euro Short-Term Rate (“ESTER”) and mature from March 2024 to February 2026.
In March 2024, we issued a $600.0 million one-year callable note maturing in March 2025.
For additional details on our short-term borrowings and on our repurchase financing program, refer to Note 16, Borrowings and Note 10. Variable Interest Entities, respectively, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At February 29, 2024 and November 30, 2023, we had total long-term capital of $17.96 billion and $17.70 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.82:1 and 0.81:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at February 29, 2024 and November 30, 2023 was as follows (in thousands):

	February 29, 2024	November 30, 2023
Unsecured Long-Term Debt (1)	$8,092,468	$7,902,079
Total Mezzanine Equity	406	406
Total Equity	9,867,469	9,802,135
Total Long-Term Capital	$17,960,343	$17,704,620
(1)Amounts at February 29, 2024 and November 30, 2023 exclude our secured long-term debt. The amounts at February 29, 2024 and November 30, 2023 exclude $540.0 million and $544.2 million, respectively, of our 1% Euro Medium Term Note as the note matures on July 19, 2024. The amount at February 29, 2024 excludes $8.5 million of our 5.500% Callable Note as the note matures on February 22, 2025. Also, the amounts at February 29, 2024 and November 30, 2023 exclude $44.7 million and $51.0 million, respectively, of structured notes as the notes mature within one year.
Long-Term Debt
During the three months ended February 29, 2024, long-term debt increased by $218.5 million to $9.92 billion at February 29, 2024, as presented in our Consolidated Statements of Financial Condition, primarily due to:
•$206.3 million from the issuance of callable and structured notes;
•$29.9 million increase in HomeFed debt;
•$47.8 million of valuation losses on structured notes; partially offset by
•$67.8 million of repayments on structured notes.
At February 29, 2024 and November 30, 2023, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to $1.09 billion and $0.74 billion, respectively. Interest on these credit facilities are based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At February 29, 2024, we were in compliance with all covenants under these credit facilities.

JEFFERIES FINANCIAL GROUP INC.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At February 29, 2024, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of SOFR plus 1.25%. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At February 29, 2024, we were in compliance with all covenants under the Secured Bank Loan.
HomeFed funds certain of its real estate projects in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act (“EB-5 Program”). This debt is secured by certain real estate of HomeFed. At February 29, 2024, HomeFed was in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds. Primarily all of HomeFed’s EB-5 Program debt matures in 2024 through 2028.
At February 29, 2024, HomeFed has construction loans with an aggregate committed amount of $277.0 million. The proceeds are being used for construction at certain of its real estate projects. At February 29, 2024, the weighted average interest rate on these loans was 7.07%. The loans mature between December 2026 and February 2029 and are collateralized by the property underlying the related project with a guarantee by HomeFed. At February 29, 2024 and November 30, 2023, $67.7 million and $48.2 million, respectively, was outstanding under the construction loan agreements.
At February 29, 2024, our unsecured long-term debt has a weighted average maturity of approximately 8.4 years.
For further information, refer to Note 16, Borrowings in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our long-term debt ratings at February 29, 2024 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa2	Stable
Standard & Poor’s	BBB	Stable
Fitch Ratings	BBB+	Stable
At February 29, 2024, the long-term debt ratings on our principal subsidiaries, Jefferies LLC, Jefferies International Limited (a U.K. broker-dealer) and Jefferies GmbH are as follows:

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 29, 2024, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $73.4 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.

JEFFERIES FINANCIAL GROUP INC.
Equity Capital
Common Stock
At February 29, 2024, we had 565,000,000 authorized shares of voting common stock with a par value of $1.00 per share. At February 29, 2024, we had outstanding 212,000,515 common shares, 14,088,135 share-based awards that do not require the holder to pay any exercise price and 5,064,740 stock options that require the holder to pay a weighted average exercise price of $22.69 per share. The 14,088,135 share-based awards include the target number of shares under the senior executive award plan until the performance period is complete.
The Board of Directors has authorized the repurchase of common stock under a share repurchase program. Additionally, treasury stock repurchases include repurchases of common stock for net-share withholding under our equity compensation plan. For the three months ended February 29, 2024, we did not repurchase any shares under our share repurchase program and at February 29, 2024, we had $250.0 million remaining authorization of future repurchases.
On January 8, 2024, the Board of Directors declared a dividend of $0.30 per common share which was paid on February 27, 2024 to common shareholders of record at February 16, 2024.
Non-Voting Common Stock
On June 28, 2023, shareholders approved an Amended and Restated Certificate of Incorporation, which authorized the issuance of non-voting common stock with a par value of $1.00 per share (the “Non-Voting Common Shares”). The Non-Voting Common Shares are entitled to share equally, on a per share basis, with the voting common stock, in dividends and distributions. Upon the effectiveness of the Amended and Restated Certificate of Corporation on June 30, 2023, the number of authorized shares of common stock remains at 600,000,000 shares, composed of 565,000,000 shares of voting common stock and 35,000,000 shares of Non-Voting Common Shares.
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
Jefferies Financial Services, Inc. (“JFSI”) is a registered swap dealer subject to the CFTC’s regulatory capital requirements and is a registered security-based swap dealer with the SEC subject to the SEC’s security-based swap dealer regulatory rules and is approved by the SEC as an OTC derivatives dealer subject to compliance with the SEC’s net capital requirements. At February 29, 2024, JFSI is in compliance with these SEC and CFTC requirements. Additionally, JFSI is subject to the net capital requirements of the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEA Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million. Under CFTC Regulation 23.101, JFSI is required to maintain minimum net capital of not less than the greater of 2% of the uncleared swap margin, as defined in CFTC Regulation 23.100, or $20 million.

JEFFERIES FINANCIAL GROUP INC.
At February 29, 2024, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$633,069	$522,230
JFSI - SEC	254,563	233,958
JFSI - CFTC	254,563	229,837
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
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At February 29, 2024, Jefferies LLC had $425.5 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers (commonly referred to as “PAB”), Jefferies is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At February 29, 2024, Jefferies had $222.7 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
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
In the normal course of business, we engage in other off balance-sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities, refer to Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023 and Note 6, Fair Value Disclosures and Note 7, Derivative Financial Instruments in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Governance and Risk Management Structure
For a discussion of our governance and risk management structure and our risk management framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended November 30, 2023.
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
The table below shows firmwide VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Firmwide VaR (1)
	VaR at February 29, 2024				VaR at November 30, 2023
		Daily VaR for the Three Months Ended February 29, 2024				Daily VaR for the Three Months Ended November 30, 2023
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$7.60	$6.10	$7.92	$4.17	$5.35	$8.07	$10.93	$4.45
Equity Prices	13.42	13.34	16.04	7.76	8.76	9.30	12.45	6.70
Currency Rates	0.84	0.67	1.20	0.46	1.29	1.17	2.26	0.73
Commodity Prices	0.71	0.45	1.38	0.21	1.02	0.60	2.59	0.15
Diversification Effect (2)	(5.72)	(5.43)	N/A	N/A	(4.23)	(6.78)	N/A	N/A
Firmwide VaR (3)	$16.85	$15.13	$18.70	$10.26	$12.19	$12.36	$14.12	$11.15
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

JEFFERIES FINANCIAL GROUP INC.
The table below presents VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities, by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Capital Markets VaR (1)
	VaR at February 29, 2024				VaR at November 30, 2023
		Daily VaR for the Three Months Ended February 29, 2024				Daily VaR for the Three Months Ended November 30, 2023
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$7.55	$5.85	$7.92	$4.03	$4.75	$7.43	$10.31	$4.23
Equity Prices	6.08	7.94	11.24	4.24	4.02	5.80	7.87	3.83
Currency Rates	0.42	0.53	0.90	0.37	0.71	0.68	0.78	0.58
Commodity Prices	—	—	—	—	—	0.01	0.04	—
Diversification Effect (2)	(2.74)	(4.35)	N/A	N/A	(2.88)	(5.24)	N/A	N/A
Capital Markets VaR (3)	$11.31	$9.97	$12.47	$6.50	$6.60	$8.68	$11.28	$6.34
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
Our average daily firmwide VaR increased to $15.13 million for the three months ended February 29, 2024 from $12.36 million for the three months ended November 30, 2023, primarily driven by higher equity exposure from a residual block trade in global equities, partially offset by a decrease in VaR attributed to interest rates and credit spreads as exposure remained relatively low for most of the quarter. Our average daily capital markets VaR increased to $9.97 million for the three months ended February 29, 2024 from $8.68 million for the three months ended November 30, 2023, primarily due to higher equity exposure from a residual block trade in global equities, partially offset by a decrease in VaR attributed to interest rates and credit spreads.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 29, 2024, there were zero days when the aggregate net trading loss exceeded the 95% one day VaR.

JEFFERIES FINANCIAL GROUP INC.
In the first quarter of 2024, VaR increased due to higher equity exposure from a residual block trade in global equities which was sold near the end of the quarter.
Daily Net Trading Revenue
There were three days with firmwide trading losses out of a total of 61 trading days in the three months ended February 29, 2024. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended February 29, 2024 (in millions):

JEFFERIES FINANCIAL GROUP INC.
Other Risk Measures
Sensitivity analysis is viewed as the most appropriate measure of risks for certain positions within financial instruments and therefore such positions are not included in the VaR model. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 29, 2024 (in thousands):

10% Sensitivity
Investment in funds (1)	$124,840
Private investments	93,139
Corporate debt securities in default	12,522
Trade claims	2,207
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 6, Fair Value Disclosures in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.5 million at February 29, 2024, which is included in other comprehensive income.
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

	Expected Maturity Date (Fiscal Years)
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$140,500	$173,913	$102,572	$529,600	$1,083,018	$3,482,973	$5,512,576	$5,314,099
Weighted-Average Interest Rate	0.68%	4.60%	5.84%	5.25%	5.83%	5.38%
Variable Interest Rate Borrowings	$1,262,005	$51,027	$45,689	$638,463	$12,888	$1,456,684	$3,466,756	$3,259,229
Weighted-Average Interest Rate	7.26%	6.54%	6.02%	8.06%	7.37%	7.24%
Borrowings with Foreign Currency Exposure	$555,220	$17,767	$88,282	$—	$—	$817,355	$1,478,624	$1,345,935
Weighted-Average Interest Rate	1.12%	5.32%	5.08%	—%	—%	7.54%
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
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a counterparty to derivative contracts, as a direct lender and through extending loan commitments and providing securities-based lending and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of credit risk are:
•Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of a Secured Revolving Credit Facility that is with us and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. For further information on this facility, refer to Note 11, Investments in our consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, we have loans outstanding to certain of our officers and employees (none of whom are executive officers or directors). For further information on these employee loans, refer to Note 22, Related Party Transactions in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

JEFFERIES FINANCIAL GROUP INC.
Current counterparty credit exposures at February 29, 2024 and November 30, 2023 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES FINANCIAL GROUP INC.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023
AAA Range	$—	$—	$13.7	$15.1	$—	$—	$13.7	$15.1	$5,147.0	$5,919.7	$5,160.7	$5,934.8
AA Range	75.0	75.1	126.4	113.3	10.0	0.9	211.4	189.3	66.3	4.4	277.7	193.7
A Range	0.1	—	1,055.2	884.2	295.0	293.1	1,350.3	1,177.3	2,246.9	2,502.1	3,597.2	3,679.4
BBB Range	250.0	250.0	97.2	81.6	46.4	50.4	393.6	382.0	155.5	100.2	549.1	482.2
BB or Lower	38.0	38.0	24.1	16.1	40.7	65.6	102.8	119.7	—	—	102.8	119.7
Unrated	398.3	341.1	—	—	8.4	7.5	406.7	348.6	—	—	406.7	348.6
Total	$761.4	$704.2	$1,316.6	$1,110.3	$400.5	$417.5	$2,478.5	$2,232.0	$7,615.7	$8,526.4	$10,094.2	$10,758.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023
Asia-Pacific/Latin America/Other	$15.8	$15.8	$80.3	$57.8	$1.4	$3.2	$97.5	$76.8	$346.7	$378.2	$444.2	$455.0
Europe and the Middle East	0.1	—	557.1	482.1	112.1	92.6	669.3	574.7	64.5	43.3	733.8	618.0
North America	745.5	688.4	679.2	570.4	287.0	321.7	1,711.7	1,580.5	7,204.5	8,104.9	8,916.2	9,685.4
Total	$761.4	$704.2	$1,316.6	$1,110.3	$400.5	$417.5	$2,478.5	$2,232.0	$7,615.7	$8,526.4	$10,094.2	$10,758.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023	February 29, 2024	November 30, 2023
Asset Managers	$7.2	$7.4	$0.8	$0.8	$—	$—	$8.0	$8.2	$5,147.0	$5,919.7	$5,155.0	$5,927.9
Banks, Broker-Dealers	250.1	250.0	872.6	752.0	357.9	341.5	1,480.6	1,343.5	2,468.7	2,606.7	3,949.3	3,950.2
Commodities	—	—	—	—	—	10.2	—	10.2	—	—	—	10.2
Corporates	205.5	177.0	—	—	36.4	53.2	241.9	230.2	—	—	241.9	230.2
As Agent Banks	—	—	376.2	287.7	—	—	376.2	287.7	—	—	376.2	287.7
Other	298.6	269.8	67.0	69.8	6.2	12.6	371.8	352.2	—	—	371.8	352.2
Total	$761.4	$704.2	$1,316.6	$1,110.3	$400.5	$417.5	$2,478.5	$2,232.0	$7,615.7	$8,526.4	$10,094.2	$10,758.4
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 7, Derivative Financial Instruments in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES FINANCIAL GROUP INC.
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at February 29, 2024 and November 30, 2023 to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	February 29, 2024
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$1,426.5	$(623.5)	$(378.6)	$0.1	$59.2	$102.3	$43.0	$586.0	$629.0
Canada	368.3	(167.5)	(8.1)	—	80.7	225.3	62.0	498.7	560.7
France	773.8	(476.9)	(107.3)	—	184.5	7.6	—	381.7	381.7
Germany	620.2	(794.0)	267.4	—	106.6	0.3	16.6	200.5	217.1
Netherlands	520.0	(447.3)	96.5	—	18.9	0.2	0.3	188.3	188.6
Hong Kong	28.4	(17.8)	(3.4)	—	2.6	0.3	175.8	10.1	185.9
Switzerland	307.6	(220.6)	(27.4)	—	100.9	0.5	0.7	161.0	161.7
Japan	1,506.0	(1,445.3)	(3.3)	—	34.2	—	21.0	91.6	112.6
India	24.4	(3.9)	—	—	—	—	79.7	20.5	100.2
Australia	410.2	(350.2)	(18.6)	—	22.8	0.9	32.7	65.1	97.8
Total	$5,985.4	$(4,547.0)	$(182.8)	$0.1	$610.4	$337.4	$431.8	$2,203.5	$2,635.3

	November 30, 2023
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
France	$649.7	$(428.0)	$(70.2)	$—	$183.6	$6.0	$—	$341.1	$341.1
Canada	216.5	(168.5)	2.1	—	83.0	191.6	1.7	324.7	326.4
United Kingdom	1,088.6	(621.6)	(244.8)	—	50.5	84.1	25.5	356.8	382.3
Italy	1,138.9	(840.1)	(75.0)	—	2.8	—	0.6	226.6	227.2
Hong Kong	26.6	(33.1)	(1.3)	—	4.9	3.0	188.1	0.1	188.2
Spain	553.0	(401.8)	(50.1)	—	51.1	—	0.5	152.2	152.7
Netherlands	334.9	(251.9)	53.6	—	13.0	0.7	0.5	150.3	150.8
Australia	423.1	(353.5)	(2.4)	—	11.2	—	37.7	78.4	116.1
Switzerland	275.5	(245.6)	18.3	—	63.8	—	0.6	112.0	112.6
China	715.9	(631.2)	7.7	—	—	—	—	92.4	92.4
Total	$5,422.7	$(3,975.3)	$(362.1)	$—	$463.9	$285.4	$255.2	$1,834.6	$2,089.8
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
No change in our internal control over financial reporting occurred during the quarter ended February 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the year ended November 30, 2023. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) We did not have any unregistered sales of equity securities during the quarter ended February 29, 2024.
(c) Issuer Purchases of Equity Securities
The following table presents information on our purchases of our common shares during the three months ended February 29, 2024 (dollars in thousands, except share and per share amounts):

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2023 to December 31, 2023	914,204	$40.64	—	$245,869
January 1, 2024 to January 31, 2024	123,899	$40.55	—	$250,000
February 1, 2024 to February 29, 2024	29,132	$40.58	—	$250,000
Total	1,067,235	$40.63	—
(1)An aggregate 1,067,235 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended February 29, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

JEFFERIES FINANCIAL GROUP INC.
Item 6. Exhibits

Exhibit No.	Description

10.1
Jefferies Financial Group Inc. Equity Compensation Plan, as amended and restated on March 28, 2024, is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 29, 2024. * +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of February 29, 2024 and November 30, 2023; (ii) the Consolidated Statements of Earnings for the three months ended February 29, 2024 and February 28, 2023; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 29, 2024 and February 28, 2023; (iv) the Consolidated Statements of Changes in Equity for the three months ended February 29, 2024 and February 28, 2023; (v) the Consolidated Statements of Cash Flows for the three months ended February 29, 2024 and February 28, 2023 and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES FINANCIAL GROUP INC. (Registrant)

Date:	April 5, 2024	By:	/s/ Matt Larson
Matt Larson Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)