Form 10-Q
period 2024-05-31
Jefferies Financial Group Inc.
filed 2024-07-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-05721

Jefferies Financial Group Inc.
(Exact name of registrant as specified in its charter)

New York			13-2615557
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

520 Madison Avenue,	New York,	New York	10022
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (212) 284-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $1 per share	JEF	New York Stock Exchange
4.850% Senior Notes Due 2027	JEF 27A	New York Stock Exchange
5.875% Senior Notes Due 2028	JEF 28	New York Stock Exchange
2.750% Senior Notes Due 2032	JEF 32A	New York Stock Exchange
6.200% Senior Notes Due 2034	JEF 34	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock at June 28, 2024 was 205,490,683.

Jefferies Financial Group Inc.
Index to Quarterly Report on Form 10-Q
May 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Statements of Financial Condition
(Unaudited)

$ in thousands except share and per share amounts	May 31, 2024	November 30, 2023
Assets
Cash and cash equivalents	$10,841,622	$8,526,363
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (includes $110,198 at fair value at November 30, 2023)	1,097,400	1,414,593
Financial instruments owned, at fair value (includes securities pledged of $19,087,188 and $17,158,747)	22,786,676	21,747,473
Investments in and loans to related parties	1,307,387	1,239,345
Securities borrowed	7,141,857	7,192,091
Securities purchased under agreements to resell	6,744,567	5,950,549
Securities received as collateral, at fair value	106,229	8,800
Receivables:
Brokers, dealers and clearing organizations	3,101,851	2,380,732
Customers	2,298,491	1,705,425
Fees, interest and other	714,025	630,142
Premises and equipment	1,206,489	1,065,680
Assets held for sale (includes pledged assets of $181,900 at fair value at November 30, 2023)	617,971	1,545,472
Goodwill	1,822,809	1,847,856
Other assets (includes assets pledged of $339,039 and $244,604)	3,213,156	2,650,640
Total assets	$63,000,530	$57,905,161
Liabilities and Equity
Short-term borrowings	$1,625,310	$989,715
Financial instruments sold, not yet purchased, at fair value	11,926,366	11,251,154
Securities loaned	2,244,127	1,840,518
Securities sold under agreements to repurchase	11,037,113	10,920,606
Other secured financings (includes $3,965 and $3,898 at fair value)	1,545,936	1,430,199
Obligation to return securities received as collateral, at fair value	106,229	8,800
Payables:
Brokers, dealers and clearing organizations	4,337,336	3,737,810
Customers	3,841,052	3,960,557
Lease liabilities	634,786	544,650
Liabilities held for sale	256,808	1,173,648
Accrued expenses and other liabilities	2,826,275	2,546,211
Long-term debt (includes $1,875,817 and $1,708,443 at fair value)	12,666,600	9,698,752
Total liabilities	53,047,938	48,102,620
Mezzanine Equity
Redeemable noncontrolling interests	406	406
Equity
Preferred shares, par value of $1 per share, authorized 70,000 shares; 42,000 shares issued and outstanding; liquidation preference of $17,500 per share	42	42
Common shares, par value $1 per share, authorized 565,000,000 shares; 212,053,183 and 210,626,642 shares issued and outstanding, after deducting 109,064,887 and 110,491,428 shares held in treasury	212,053	210,627
Non-voting common shares, par value $1 per share, authorized 35,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	2,051,149	2,044,859
Accumulated other comprehensive loss	(410,734)	(395,545)
Retained earnings	8,022,546	7,849,844
Total Jefferies Financial Group Inc. shareholders’ equity	9,875,056	9,709,827
Noncontrolling interests	77,130	92,308
Total equity	9,952,186	9,802,135
Total liabilities and equity	$63,000,530	$57,905,161
See accompanying notes to consolidated financial statements.

2	Jefferies Financial Group Inc.

Consolidated Statements of Earnings
(Unaudited)

$ In thousands, except per share amounts	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Revenues
Investment banking	$738,584	$492,475	$1,417,649	$995,273
Principal transactions	416,195	320,959	1,056,931	818,205
Commissions and other fees	271,782	235,312	517,325	448,582
Asset management fees and revenues	11,768	13,933	62,140	52,919
Interest	879,727	632,679	1,699,216	1,164,064
Other	198,240	(44,176)	314,977	(47,297)
Total revenues	2,516,296	1,651,182	5,068,238	3,431,746
Interest expense	859,851	613,572	1,673,590	1,110,644
Net revenues	1,656,445	1,037,610	3,394,648	2,321,102
Non-interest expenses
Compensation and benefits	861,993	575,868	1,788,864	1,278,926
Brokerage and clearing fees	110,536	96,592	220,206	177,066
Underwriting costs	18,552	13,169	37,036	26,376
Technology and communications	135,238	118,936	272,750	232,321
Occupancy and equipment rental	29,327	24,395	57,480	51,710
Business development	68,630	43,587	126,281	80,425
Professional services	75,493	68,514	153,337	130,675
Depreciation and amortization	49,946	25,310	93,148	58,602
Cost of sales	37,462	2,362	72,133	4,530
Other expenses	41,514	50,958	125,417	104,534
Total non-interest expenses	1,428,691	1,019,691	2,946,652	2,145,165
Earnings from continuing operations before income taxes	227,754	17,919	447,996	175,937
Income tax expense	73,107	9,235	129,066	37,929
Net earnings from continuing operations	154,647	8,684	318,930	138,008
Net earnings (losses) from discontinued operations, net of income tax benefit of $173, $0, $3,176, and $0	40	—	(7,851)	—
Net earnings	154,687	8,684	311,079	138,008
Net losses attributable to noncontrolling interests	(4,790)	(3,513)	(12,228)	(9,568)
Net losses attributable to redeemable noncontrolling interests	—	(198)	—	(454)
Preferred stock dividends	13,741	—	27,930	2,016
Net earnings attributable to common shareholders	$145,736	$12,395	$295,377	$146,014

Earnings per common share
Basic from continuing operations	$0.66	$0.05	$1.37	$0.60
Diluted from continuing operations	0.64	0.05	1.34	0.60
Basic	0.66	0.05	1.34	0.60
Diluted	0.64	0.05	1.31	0.60

Weighted-average common share shares outstanding
Basic	219,971	242,568	219,935	240,825
Diluted	226,146	245,413	225,587	246,870

See accompanying notes to consolidated financial statements.

May 2024 Form 10-Q	3

Consolidated Statements of Comprehensive Income
(Unaudited)

$ in thousands	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Net earnings	$154,687	$8,684	$311,079	$138,008
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1) (3)	(4,018)	17,150	(4,117)	27,366
Changes in fair value related to instrument-specific credit risk (2)	(9,950)	34,195	(12,702)	(17,958)
Unrealized gains (losses) on available-for-sale securities	(328)	(292)	1,630	(41)
Total other comprehensive income (loss), net of tax	(14,296)	51,053	(15,189)	9,367
Comprehensive income	140,391	59,737	295,890	147,375
Net losses attributable to noncontrolling interests	(4,790)	(3,513)	(12,228)	(9,568)
Net losses attributable to redeemable noncontrolling interests	—	(198)	—	(454)
Preferred stock dividends	13,741	—	27,930	2,016
Comprehensive income attributable to common shareholders	$131,440	$63,448	$280,188	$155,381
(1)Includes income tax benefit of $0.7 million for both the three and six months ended May 31, 2024, and $4.7 million and $1.4 million for the three and six months ended May 31, 2023, respectively.
(2)Includes income tax benefit of $3.9 million and $5.1 million for the three and six months ended May 31, 2024, respectively, and income tax (expense) benefit of $(11.2) million and $8.0 million for the three and six months ended May 31, 2023, respectively. Refer to Note 17, Total Equity for additional information related to fair value changes related to instrument specific-credit risk, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(3)Includes $1.6 million and $1.9 million for the three and six months ended May 31, 2024, respectively, related to currency translation adjustments attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

4	Jefferies Financial Group Inc.

Consolidated Statements of Changes in Equity
(Unaudited)

$ in thousands, except share amounts	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Preferred shares $1 par value
Balance, beginning of period	$42	$—	$42	$—
Balance, end of period	$42	$—	$42	$—
Common shares $1 par value
Balance, beginning of period	$212,001	$233,528	$210,627	$226,130
Purchase of common shares for treasury	(15)	(2,174)	(1,082)	(4,748)
Conversion of 125,000 preferred shares to common shares	—	—	—	4,654
Other	67	57	2,508	5,375
Balance, end of period	$212,053	$231,411	$212,053	$231,411
Additional paid-in capital:
Balance, beginning of period	$2,026,584	$2,012,206	$2,044,859	$1,967,781
Share-based compensation expense	14,357	10,492	34,572	24,218
Change in fair value of redeemable noncontrolling interests	—	(198)	—	(390)
Purchase of common shares for treasury	(931)	(64,966)	(42,897)	(160,244)
Conversion of 125,000 preferred shares to common shares	—	—	—	120,346
Dividend equivalents	4,926	4,334	9,680	15,186
Change in equity interest related to consolidated subsidiaries	—	(602)	—	(6,307)
Other	6,213	4,264	4,935	4,940
Balance, end of period	$2,051,149	$1,965,530	$2,051,149	$1,965,530
Accumulated other comprehensive loss, net of tax:
Balance, beginning of period	$(396,438)	$(421,105)	$(395,545)	$(379,419)
Other comprehensive income (loss), net of tax	(14,296)	51,053	(15,189)	9,367
Balance, end of period	$(410,734)	$(370,052)	$(410,734)	$(370,052)
Retained earnings
Balance, beginning of period	$7,937,908	$7,930,615	$7,849,844	$8,418,354
Net earnings attributable to Jefferies Financial Group Inc.	159,478	12,396	323,308	146,015
Dividends - common shares ($0.30, $0.30, $0.60, and $0.60 per share)	(68,540)	(74,263)	(136,903)	(153,884)
Dividends - preferred shares	(6,300)	—	(12,600)	—
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	(644)	(14,831)
Distribution of Vitesse Energy, Inc.	—	—	—	(526,964)
Other	—	18	(459)	76
Balance, end of period	$8,022,546	$7,868,766	$8,022,546	$7,868,766
Total Jefferies Financial Group Inc. shareholders’ equity	$9,875,056	$9,695,655	$9,875,056	$9,695,655
Noncontrolling interests:
Balance, beginning of period	$87,372	$56,185	$92,308	$62,633
Net losses attributable to noncontrolling interests	(4,790)	(3,513)	(12,228)	(9,568)
Contributions	5	14,881	9,321	35,454
Distributions	(3,563)	—	(10,689)	(31,433)
Change in equity interest related to Vitesse Energy, Inc.	—	—	—	6,307
Conversion of Vitesse Energy, Inc. redeemable noncontrolling interest to noncontrolling interest	—	—	—	4,558
Conversion of redeemable noncontrolling interest to noncontrolling interest	—	1,396	—	1,396
Other	(1,894)	646	(1,582)	248
Balance, end of period	$77,130	$69,595	$77,130	$69,595
Total equity	$9,952,186	$9,765,250	$9,952,186	$9,765,250

See accompanying notes to consolidated financial statements.

May 2024 Form 10-Q	5

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended May 31,
$ in thousands	2024	2023
Cash flows from operating activities:
Net earnings	$311,079	$138,008
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	93,722	59,451
Share-based compensation	34,572	24,218
Net bad debt expense	46,593	28,592
Loss (income) on investments and loans to related parties	(37,202)	151,788
Distributions received on investments in related parties	874	1,297
Gain on sale of subsidiary and investment in related parties	(56,174)	—
Other adjustments	147,851	61,546
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	—	(155,508)
Receivables:
Brokers, dealers and clearing organizations	(722,293)	127,320
Customers	(594,067)	40,917
Fees, interest and other	(114,271)	14,711
Securities borrowed	48,414	(1,323,220)
Financial instruments owned	(937,418)	(2,328,090)
Securities purchased under agreements to resell	(799,421)	(888,808)
Other assets	(539,351)	(788,424)
Payables:
Brokers, dealers and clearing organizations	601,124	924,482
Customers	(119,505)	419,316
Securities loaned	405,066	(146,260)
Financial instruments sold, not yet purchased	680,922	673,369
Securities sold under agreements to repurchase	122,236	2,054,131
Lease liabilities	(38,778)	(17,692)
Accrued expenses and other liabilities	285,980	(472,814)
Net cash used in operating activities from continuing operations	(1,180,047)	(1,401,670)
Net cash used in operating activities from discontinued operations	(90,174)	—
Cash flows from investing activities:
Contributions to investments in and loans to related parties	(62,543)	(55,536)
Capital distributions from investments and repayments of loans from related parties	7,941	17,788
Originations and purchases of automobile loans, notes and other receivables	(89,540)	(206,062)
Principal collections of automobile loans, notes and other receivables	83,268	176,727
Net payments on premises and equipment	(144,857)	(50,214)
Proceeds from sales of subsidiary and investment in related parties, net of cash of operations sold	95,276	—
Net cash used in investing activities from continuing operations	(110,455)	(117,297)

Continued on next page.

6	Jefferies Financial Group Inc.

Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended May 31,
$ in thousands	2024	2023
Cash flows from financing activities:
Proceeds from short-term borrowings	2,113,633	2,500,000
Payments on short-term borrowings	(1,495,796)	(2,183,800)
Proceeds from issuance of long-term debt, net of issuance costs	3,527,009	294,863
Repayment of long-term debt	(726,019)	(287,240)
Purchase of common shares for treasury	(43,979)	(164,992)
Dividends paid to common and preferred shareholders	(139,823)	(138,698)
Net proceeds from (payments on) other secured financings	240,898	(252,402)
Net change in bank overdrafts	17,754	2,308
Proceeds from contributions of noncontrolling interests	9,321	—
Payments on distributions to noncontrolling interests	(10,689)	—
Other	6,984	5,451
Net cash provided by (used in) financing activities from continuing operations	3,499,293	(224,510)
Net cash provided by financing activities from discontinued operations	4,384	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,513)	2,657
Net increase (decrease) in cash, cash equivalents and restricted cash	2,121,488	(1,740,820)
Net decrease in cash, cash equivalents and restricted cash classified within assets held for sale	(13,224)	—
Cash, cash equivalents and restricted cash at beginning of period	9,830,758	10,707,244
Cash, cash equivalents and restricted cash at end of period	$11,939,022	$8,966,424
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$1,579,458	$841,572
Income taxes, net	88,988	123,310
Noncash investing activities:
During the six months ended May 31, 2024, we had a stock distribution of $0.6 million from one of our equity method investments.
During the six months ended May 31, 2023, we had acquisition related activity attributable to Vitesse Oil, LLC of $30.6 million.
Noncash financing activities:
During the six months ended May 31, 2023, we had non-cash financing activities of:
•Capital distributions of $527.0 million and $31.4 million to our shareholders and noncontrolling interest holders, respectively, related to the spin-off of Vitesse Energy, Inc. during the six months ended May 31, 2023.
•Preferred shares of $125.0 million were converted into common shares during the six months ended May 31, 2023.
Cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	May 31, 2024	November 30, 2023
Cash and cash equivalents	$10,841,622	$8,526,363
Cash on deposit for regulatory purposes with clearing and depository organizations	1,097,400	1,304,395
Total cash, cash equivalents and restricted cash	$11,939,022	$9,830,758

See accompanying notes to consolidated financial statements.

May 2024 Form 10-Q	7

Notes to Consolidated Financial Statements
(Unaudited)

8	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
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
We operate in two reportable business segments: (1) Investment Banking and Capital Markets and (2) Asset Management. The Investment Banking and Capital Markets reportable business segment includes our capital markets activities and our investment banking business, which provides underwriting and financial advisory services to our clients. We operate in the Americas; Europe and the Middle East; and Asia-Pacific. Investment Banking and Capital Markets also includes our corporate lending joint venture (“JFIN Parent LLC” or “Jefferies Finance”), our commercial real estate joint venture (“Berkadia Commercial Holding LLC” or “Berkadia”) and our automobile lending and servicing activities. The Asset Management reportable business segment provides alternative investment management services to investors in the U.S. and overseas and generates investment income from capital invested in and managed by us or our affiliated asset managers, and includes certain remaining businesses and assets of our legacy merchant banking portfolio.
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
During the fourth quarter of 2023, we acquired Stratos Group International (“Stratos”) (formerly FXCM Group, LLC, or “FXCM”) and OpNet S.p.A. (“OpNet,” formerly known as “Linkem”), investments in our legacy merchant banking portfolio which are now consolidated subsidiaries. In February 2024, we entered into an agreement to sell the wholesale operations of OpNet S.p.A. In April 2024, we finalized the sale of our membership interests in Foursight Capital LLC (“Foursight”). Refer to Note 4, Business Acquisitions and Note 5, Assets Held for Sale and Discontinued Operations for further information.
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
Intercompany accounts and transactions are eliminated in consolidation.

May 2024 Form 10-Q	9

Notes to Consolidated Financial Statements
(Unaudited)
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, refer to Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.
During the six months ended May 31, 2024, there were no significant changes made to the Company’s significant accounting policies.
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
Note 4. Business Acquisitions
We acquired Stratos and OpNet during the fourth quarter of 2023. Stratos is a global provider of online foreign exchange services. OpNet is a fixed wireless broadband service provider in Italy and also owns 59.3% of the common shares of Tessellis S.p.A. (“Tessellis”), a telecommunications company publicly listed on the Italian stock exchange. These companies were investments in our legacy merchant banking portfolio, and these transactions have been accounted for under the acquisition method of accounting which requires that the assets acquired, including identifiable intangible assets, and liabilities assumed to be recognized at their respective fair values as of the acquisition date.
Fair value of assets acquired and liabilities assumed on the acquisition dates:

$ in thousands	Stratos	OpNet	Total
Cash and cash equivalents	$83,006	$7,875	$90,881
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	124,306	—	124,306
Financial instruments owned, at fair value	53,028	—	53,028
Investments in and loans to related parties	—	6,644	6,644
Receivables:
Brokers, dealers and clearing organizations	113,750	—	113,750
Fees, interest and other	4,745	14,728	19,473
Property and equipment, net	31,830	111,458	143,288
Goodwill (1)	5,463	127,051	132,514
Assets held for sale (2)	—	578,820	578,820
Other assets (3)	31,135	98,278	129,413
Total assets acquired	$447,263	$944,854	$1,392,117

Financial instruments sold, net yet purchased, at fair value	$31,293	$—	$31,293
Payables:
Brokers, dealers and clearing organizations	236	—	236
Customers payables	297,494	—	297,494
Short-term borrowings	—	7,137	7,137
Lease liabilities	9,308	23,040	32,348
Liabilities held for sale (2)	—	303,447	303,447
Accrued expenses and other liabilities	18,011	176,308	194,319
Long-term debt	—	75,437	75,437
Total liabilities assumed	$356,342	$585,369	$941,711

Net assets acquired	$90,921	$359,485	$450,406

Noncontrolling interests	$—	$42,168	$42,168
(1)All goodwill is attributed to the Asset Management reportable segment.
(2)Relates to the net operating assets of the wholesale operations of OpNet.
(3)Includes intangible assets acquired as part of the OpNet acquisition in the form of purchased technology, trademarks and trade names, and customer relationships. These intangible assets are being amortized over a finite life of up to 20 years.

10	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Measurement Period Adjustments
The estimated purchase price allocation disclosed as of November 30, 2023 for OpNet was revised during the first quarter of 2024 as new information was received and analyzed resulting in an increase in Intangible assets of $39.3 million, a decrease in Property and equipment of $12.3 million, and a decrease in Goodwill of $27.0 million.
Stratos
We historically held a 49.9% voting interest in Stratos. In March 2023, certain noteholders of Global Brokerage Inc. (“GLBR”) filed an involuntary bankruptcy petition against GLBR and its subsidiary, Global Brokerage Holdings LLC (“Holdings”), which holds a 50.1% voting equity interest in Stratos. On September 14, 2023, we completed a foreclosure on the collateral that GLBR had pledged to secure its obligations under a credit facility, which consisted of GLBR’s equity interest in Stratos. As a result of the foreclosure, we own 100% of the outstanding interests of Stratos; and Stratos has become a consolidated subsidiary.
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
OpNet
We historically owned 47.4% of the common shares and 50.0% of the voting rights of OpNet and various classes of convertible preferred stock issued by OpNet (the “preferred shares”). On November 30, 2023, we provided notice of our intent to convert certain classes of our preferred shares into common shares and, as a result, we obtained control of OpNet. Upon conversion on May 7, 2024, our ownership increased to 57.5% of the common shares and our voting rights increased to 72.6% of the aggregate voting rights of OpNet. Additionally, during the first quarter of 2024, we exchanged €115.1 million of our shareholder loans for additional preferred shares and also subscribed to additional preferred shares of €25.0 million at a price per share of €10.00. During the second quarter of 2024, we provided an additional shareholder loan of €20.0 million and subscribed to additional preferred shares of €18.7 million at a price per share of €10.00. In June 2024, we provided an additional shareholder loan of €20.0 million.
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
The remaining identifiable assets and assumed liabilities of OpNet primarily represent the assets and liabilities of Tessellis. An enterprise value for Tessellis was estimated based on its market capitalization at November 30, 2023, which was then allocated to the identifiable assets, including intangible assets, liabilities, and noncontrolling interests of the entity using an income approach, which calculates the present value of the estimated economic benefit of future cash flows, in order to determine the fair value of the identified customer relationships and Tessellis trade name. Property and equipment and developed technology assets were valued using a replacement cost methodology. Critical estimates included future expected cash flows, including forecasted revenues and expenses, and applicable discount rates. Discount rates used to compute the present value of expected net cash flows were based upon estimated weighted average cost of capital. The initial allocation of the purchase price resulted in the recognition of goodwill relating to Tessellis of $127.1 million. During the first quarter of 2024, we decreased goodwill by $27.0 million to $100.1 million based on measurement period adjustments.

May 2024 Form 10-Q	11

Notes to Consolidated Financial Statements
(Unaudited)
Note 5. Assets Held for Sale and Discontinued Operations
Foursight
On November 20, 2023, we entered into an agreement to sell all of our membership interests in Foursight. Assets held for sale are recorded initially at the lower of its carrying value or its estimated fair value, less estimated costs to sell. Upon designation as an asset held for sale, we discontinue recording depreciation expense on such asset.
Foursight’s major classes of assets and liabilities:

$ in thousands	November 30, 2023
Assets held for sale:
Cash and cash equivalents	$3,555
Other receivables	1,478
Premises and equipment, net	1,175
Operating lease assets	7,635
Goodwill (1)	24,000
Other assets (2)	928,808
Total assets held for sale	$966,651

Liabilities held for sale:
Other secured financings	$700,615
Lease liabilities	8,821
Accrued expenses and other liabilities	11,503
Long-term debt	149,262
Total liabilities held for sale	$870,201
(1)Goodwill was allocated based on the relative fair values of the applicable reporting units prior to being reclassified as held for sale.
(2)Includes $850.8 million of automobile loan receivables and $42.1 million in deposits required under Foursight’s warehouse credit facilities and amounts collected on pledged automobile loan receivables yet to be distributed.
In April 2024, we sold our membership interests in Foursight and recognized a gain on sale of $24.8 million which is included within Other revenues.
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
In February 2024, we agreed to sell substantially all of OpNet’s wholesale operating assets to Wind Tre S.p.A., a subsidiary of CK Hutchison Group Telecom Holdings Ltd. (“CKH”). Under the terms of this sale agreement, the total consideration will be €485 million, subject to certain adjustments. This sale is subject to regulatory approvals and is anticipated to close in the third quarter of 2024.
The sale of OpNet meets the criteria for discontinued operations classification. As such, we classified the results of operations for three and six months ended May 31, 2024 as a discontinued operation and presented those results in Net earnings (losses) from discontinued operations, net of tax.

12	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Note 6. Fair Value Disclosures

	May 31, 2024 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$4,930,895	$172,497	$178,755	$—	$5,282,147
Corporate debt securities	—	5,297,248	38,717	—	5,335,965
Collateralized debt obligations and collateralized loan obligations	—	456,701	68,626	—	525,327
U.S. government and federal agency securities	2,720,791	76,065	—	—	2,796,856
Municipal securities	—	836,549	—	—	836,549
Sovereign obligations	707,852	707,957	—	—	1,415,809
Residential mortgage-backed securities	—	2,574,290	644	—	2,574,934
Commercial mortgage-backed securities	—	412,501	477	—	412,978
Other asset-backed securities	—	76,897	168,736	—	245,633
Loans and other receivables	—	1,465,769	92,546	—	1,558,315
Derivatives	298	2,768,214	4,774	(2,396,190)	377,096
Investments at fair value	—	9	138,057	—	138,066
Total financial instruments owned, excluding Investments at fair value based on NAV	$8,359,836	$14,844,697	$691,332	$(2,396,190)	$21,499,675
Securities received as collateral	106,229	—	—	—	106,229

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$3,503,955	$72,029	$708	$—	$3,576,692
Corporate debt securities	—	2,937,907	506	—	2,938,413
Collateralized debt obligations and collateralized loan obligations	—	3,125	—	—	3,125
U.S. government and federal agency securities	2,960,178	107	—	—	2,960,285
Sovereign obligations	948,235	515,789	—	—	1,464,024
Residential mortgage-backed securities	—	347	—	—	347
Commercial mortgage-backed securities	—	—	1,049	—	1,049
Loans	—	73,101	1,584	—	74,685
Derivatives	65	3,190,287	39,651	(2,322,257)	907,746
Total financial instruments sold, not yet purchased	$7,412,433	$6,792,692	$43,498	$(2,322,257)	$11,926,366
Other secured financings	$—	$—	$3,965	$—	$3,965
Obligation to return securities received as collateral	106,229	—	—	—	106,229
Long-term debt	—	1,091,605	784,212	—	1,875,817
(1)Excludes Investments at fair value based on net asset value (“NAV”) of $1.29 billion at May 31, 2024 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

May 2024 Form 10-Q	13

Notes to Consolidated Financial Statements
(Unaudited)

	November 30, 2023 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$3,831,698	$211,182	$181,294	$—	$4,224,174
Corporate debt securities	—	4,921,222	26,112	—	4,947,334
Collateralized debt obligations and collateralized loan obligations	—	869,246	64,862	—	934,108
U.S. government and federal agency securities	3,563,164	65,566	—	—	3,628,730
Municipal securities	—	223,502	—	—	223,502
Sovereign obligations	1,051,494	609,452	—	—	1,660,946
Residential mortgage-backed securities	—	2,048,309	20,871	—	2,069,180
Commercial mortgage-backed securities	—	344,902	508	—	345,410
Other asset-backed securities	—	255,048	117,661	—	372,709
Loans and other receivables	—	1,320,217	130,101	—	1,450,318
Derivatives	314	3,649,814	8,336	(3,107,620)	550,844
Investments at fair value	—	—	130,835	—	130,835
Total financial instruments owned, excluding Investments at fair value based on NAV	$8,446,670	$14,518,460	$680,580	$(3,107,620)	$20,538,090
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$110,198	$—	$—	$—	$110,198
Securities received as collateral	8,800	—	—	—	8,800

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,235,049	$83,180	$676	$—	$2,318,905
Corporate debt securities	—	2,842,776	124	—	2,842,900
Collateralized debt obligations and collateralized loan obligations	—	36	—	—	36
U.S. government and federal agency securities	2,957,787	—	—	—	2,957,787
Sovereign obligations	1,229,795	579,302	—	—	1,809,097
Residential mortgage-backed securities	—	463	—	—	463
Commercial mortgage-backed securities	—	—	840	—	840
Loans	—	173,828	1,521	—	175,349
Derivatives	54	3,851,004	59,291	(2,764,572)	1,145,777
Total financial instruments sold, not yet purchased	$6,422,685	$7,530,589	$62,452	$(2,764,572)	$11,251,154
Other secured financings	$—	$—	$3,898	$—	$3,898
Obligation to return securities received as collateral	8,800	—	—	—	8,800
Long-term debt	—	963,846	744,597	—	1,708,443
(1)Excludes Investments at fair value based on NAV of $1.21 billion at November 30, 2023 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

14	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
There have been no significant changes in valuation techniques and inputs used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis. Refer to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.
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
Investments in entities that have the characteristics of an investment company:

	May 31, 2024
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity Long/Short Hedge Funds (2)	$364,534	$—	Quarterly (71%) Monthly (29%)	60 - 90 days 60 days
Equity Funds (3)	55,959	31,406	N/R (100%)	N/R
Commodity Funds (4)	23,373	—	Quarterly (100%)	60 days
Multi-asset Funds (5)	369,641	—	Monthly (87%) Quarterly (13%)	45 - 60 days 90 days
Other Funds (6)	473,494	108,141	Quarterly (71%) N/R (29%)	90 days N/R
Total	$1,287,001	$139,547

	November 30, 2023
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity Long/Short Hedge Funds (2)	$341,530	$—	Quarterly (57%) N/R (43%)	60 - 90 days N/R
Equity Funds (3)	55,701	37,534	N/R (100%)	N/R
Commodity Funds (4)	21,747	—	Quarterly (100%)	60 days
Multi-asset Funds (5)	357,445	—	Monthly (83%) Quarterly (13%) N/R (4%)	60 days 90 days N/R
Other Funds (6)	432,960	132,662	Quarterly (75%) N/R (25%)	90 days N/R
Total	$1,209,383	$170,196
N/R - Not redeemable
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)Includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. The investments that cannot be redeemed at November 30, 2023 are not redeemable because these investments include restrictions that do not allow for redemption before November 30, 2023 or August 31, 2025.
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

May 2024 Form 10-Q	15

Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforwards

	Three Months Ended May 31, 2024
$ in thousands	Balance at February 29, 2024	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2024	For instruments still held at May 31, 2024, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Level 3 assets:
Financial instruments owned:
Corporate equity securities	$173,214	$(12,751)	$15,398	$(18)	$—	$—	$2,912	$178,755	$(12,404)	$—
Corporate debt securities	35,335	1,363	1,091	(16,250)	—	—	17,178	38,717	89	—
CDOs and CLOs	69,367	1,220	6,810	(1,905)	(5,527)	—	(1,339)	68,626	(675)	—
RMBS	684	(6)	—	—	(34)	—	—	644	—	—
CMBS	473	4	—	—	—	—	—	477	—	—
Other ABS	102,256	(2,198)	63,554	(15,138)	(35,363)	—	55,625	168,736	(1,694)	—
Loans and other receivables	78,885	1,255	11,329	(4,161)	(35)	—	5,273	92,546	579	—
Investments at fair value	121,764	1,616	15,224	(547)	—	—	—	138,057	1,616	—
Level 3 liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$675	$8	$—	$25	$—	$—	$—	$708	$(8)	$—
Corporate debt securities	124	(23)	—	246	—	—	159	506	23	—
CMBS	944	—	—	—	105	—	—	1,049	—	—
Loans	1,466	(251)	(925)	2,801	81	—	(1,588)	1,584	309	—
Net derivatives (2)	52,089	(10,062)	—	—	(9,689)	—	2,539	34,877	(178)	—
Other secured financings	3,965	—	—	—	—	—	—	3,965	—	—
Long-term debt	779,529	(2,477)	—	—	(2,109)	6,616	2,653	784,212	9,334	(6,857)

	Six Months Ended May 31, 2024
$ in thousands	Balance at November 30, 2023	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2024	For instruments still held at May 31, 2024, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$181,294	$(12,817)	$15,956	$(2,230)	$—	$—	$(3,448)	$178,755	$(12,175)	$—
Corporate debt securities	26,112	3,830	25,563	(17,217)	(200)	—	629	38,717	2,997	—
CDOs and CLOs	64,862	9,006	20,333	(15,838)	(7,293)	—	(2,444)	68,626	4,904	—
RMBS	20,871	(207)	32	(32)	(5,395)	—	(14,625)	644	33	—
CMBS	508	(35)	4	—	—	—	—	477	(64)	—
Other ABS	117,661	(5,913)	76,263	(32,817)	(26,619)	—	40,161	168,736	(3,938)	—
Loans and other receivables	130,101	(39,831)	18,555	(3,974)	(17,892)	—	5,587	92,546	(17,220)	—
Investments at fair value	130,835	(9,079)	16,855	—	(547)	—	(7)	138,057	(9,079)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$676	$1	$—	$31	$—	$—	$—	$708	$(1)	$—
Corporate debt securities	124	(23)	—	246	—	—	159	506	23	—
CMBS	840	—	(245)	—	455	—	(1)	1,049	—	—
Loans	1,521	(114)	(1,041)	3,642	114	—	(2,538)	1,584	107	—
Net derivatives (2)	50,955	(17,979)	(978)	2,913	(9,486)	—	9,452	34,877	9,057	—
Other secured financings	3,898	4,482	—	—	(4,415)	—	—	3,965	(4,482)	—
Long-term debt	744,597	9,651	—	—	(2,109)	28,072	4,001	784,212	(5,117)	(4,534)
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues. Changes in instrument-specific credit risk related to structured notes within Long-term debt are presented net of tax in our Consolidated Statements of Comprehensive Income.
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

16	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2024
Transfers of assets of $99.2 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Other ABS of $61.9 million, Corporate debt securities of $17.3 million, Loan and other receivables of $11.4 million and Corporate equity securities of $5.4 million due to reduced pricing transparency.
Transfers of assets of $19.5 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Other ABS of $6.3 million, Loans and other receivables of $6.2 million, CDOs and CLOs of $4.5 million and Corporate equity securities of $2.5 million due to greater pricing transparency supporting classification into Level 2.
Transfers of liabilities of $47.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $32.8 million and Net derivatives of $15.9 million due to reduced market and pricing transparency.
Transfers of liabilities of $43.5 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $30.1 million and Net derivatives of $13.4 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $9.5 million and net gains on Level 3 liabilities were $12.8 million for the three months ended May 31, 2024. Net losses on Level 3 assets were primarily due to decreased market values across Corporate equity securities and Other ABS, partially offset by increased valuations of Investments at fair value, Corporate debt securities, Loans and other receivables and CDOs and CLOs. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivatives and structured notes within Long-term debt.

Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2024
Transfers of assets of $59.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Other ABS of $47.6 million, Loan and other receivables of $6.1 million, CDOs and CLOs of $2.7 million and Corporate debt securities of $2.6 million due to reduced pricing transparency.
Transfers of assets of $33.3 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•RMBS of $14.6 million, Other ABS of $7.4 million, CDOs and CLOs of $5.1 million, Corporate equity securities of $3.6 million and Corporate debt securities of $2.0 million due to greater pricing transparency supporting classification into Level 2.
Transfers of liabilities of $62.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $38.7 million and Net derivatives of $23.2 million due to reduced market and pricing transparency.
Transfers of liabilities of $50.9 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $34.7 million and Net derivatives of $13.7 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $55.0 million and net gains on Level 3 liabilities were $4.0 million for the six months ended May 31, 2024. Net losses on Level 3 assets were primarily due to decreased market values across Loans and other receivables, Corporate equity securities, Investments at fair value and Other ABS, partially offset by increased valuations of CDOs and CLOs and Corporate debt securities. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivatives, partially offset by increased valuations of structured notes within Long-term debt and Other secured financings.

May 2024 Form 10-Q	17

Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended May 31, 2023
$ in thousands	Balance at February 28, 2023	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2023	For instruments still held at May 31, 2023, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$261,634	$8,990	$115	$(192)	$—	$—	$(2,634)	$267,913	$9,093	$—
Corporate debt securities	41,793	3,340	1,361	(11,001)	—	—	7,149	42,642	(888)	—
CDOs and CLOs	72,438	4,998	22,199	(9,362)	(7,974)	—	(19,608)	62,691	(2,041)	—
RMBS	23,987	1,227	100	—	(609)	—	—	24,705	2,040	—
CMBS	486	247	—	—	—	—	28,213	28,946	374	—
Other ABS	100,428	(2,157)	38,201	—	(8,539)	—	(1,858)	126,075	(4,542)	—
Loans and other receivables	148,673	179	6,648	(10,700)	(2,139)	—	(844)	141,817	352	—
Investments at fair value	157,863	(192)	6,760	—	(10,631)	—	—	153,800	(192)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	628	—	—	—	—	—	(163)	465	—	—
Corporate debt securities	285	(5)	—	—	—	—	(13)	267	(1)	—
CMBS	525	—	—	105	—	—	—	630	—	—
Loans	3,045	185	—	117	—	—	1	3,348	(436)	—
Net derivatives (2)	87,331	(45,670)	—	—	(149)	—	12,748	54,260	46,247	—
Other secured financings	1,712	—	—	—	—	—	—	1,712	—	—
Long-term debt	683,698	680	—	—	—	4,481	8,198	697,057	(20,226)	19,545

	Six Months Ended May 31, 2023
$ in thousands	Balance at November 30, 2022	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2023	For instruments still held at May 31, 2023, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$240,347	$27,252	$402	$(890)	$—	$—	$802	$267,913	$27,743	$—
Corporate debt securities	30,232	3,163	6,541	(19,812)	(200)	—	22,718	42,642	(1,240)	—
CDOs and CLOs	55,824	10,403	36,565	(9,869)	(16,243)	—	(13,989)	62,691	(3,661)	—
RMBS	27,617	(2,443)	114	—	(583)	—	—	24,705	(828)	—
CMBS	839	(747)	—	—	—	—	28,854	28,946	(60)	—
Other ABS	94,677	(5,377)	52,725	(4,784)	(10,780)	—	(386)	126,075	(6,317)	—
Loans and other receivables	168,875	(784)	10,080	(14,516)	(2,147)	—	(19,691)	141,817	145	—
Investments at fair value	161,992	(2,828)	7,768	(2,420)	(10,712)	—	—	153,800	(2,828)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$750	$(285)	$—	$—	$—	$—	$—	$465	$285	$—
Corporate debt securities	500	(10)	(187)	—	—	—	(36)	267	53	—
CMBS	490	—	—	140	—	—	—	630	—	—
Loans	3,164	40	—	327	—	—	(183)	3,348	(266)	—
Net derivatives (2)	59,524	(46,779)	—	127	(629)	2,115	39,902	54,260	46,097	—
Other secured financings	1,712	—	—	—	—	—	—	1,712	—	—
Long-term debt	661,123	20,869	—	—	—	4,684	10,381	697,057	(4,658)	(16,212)
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues. Changes in instrument-specific credit risk related to structured notes within Long-term debt are presented net of tax in our Consolidated Statements of Comprehensive Income.
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

18	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
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
Transfers of assets of $48.8 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $25.3 million, CDOs and CLOs of $14.0 million and Other ABS of $8.9 million due to greater pricing transparency supporting classification into Level 2.
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

May 2024 Form 10-Q	19

Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs used in Level 3 Fair Value Measurements

May 31, 2024
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$178,755
Non-exchange-traded securities		Market approach	Price	$0	-	$325	$56
Corporate debt securities	$38,717	Market approach	Price	$0	-	$95	$57
CDOs and CLOs	$55,917	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	15%	-	24%	21%
		Market approach	Price	$54	-	$109	$95
Other ABS	$151,839	Discounted cash flows	Discount rate/yield	19%	-	20%	20%
			Cumulative loss rate	28%	-	33%	29%
			Duration (years)	1.4	-	1.9	1.8
		Market approach	Price	$100			—
		Scenario analysis	Estimated recovery percentage	100%			—
Loans and other receivables	$92,546	Market approach	Price	$49	-	$200	$92
		Scenario analysis	Estimated recovery percentage	7%	-	100%	68%
Investments at fair value	$133,912
Private equity securities		Market approach	Price	$1	-	$5,000	$360
			Price	€7,760			—
			Price	£0.5			—
			Discount rate/yield	28%			—
			Revenue	$30,253,269			—
Financial Instruments Sold, Not Yet Purchased:
Loans	$1,584	Market approach	Price	$115			—
Derivatives	$37,154
Equity options		Volatility bench-marking	Volatility	24.6	-	47.9	34.6
Embedded options		Market approach	Basis points upfront	0.2	-	25.4	13.7
Other secured financings	$3,965	Scenario analysis	Estimated recovery percentage	60%	-	100%	93%
Long-term debt	$784,212
Structured notes		Market approach	Price	$57	-	$103	$78
			Price	€64	-	€104	€86

November 30, 2023
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$181,294
Non-exchange-traded securities		Market approach	Price	$0	-	$325	$59
Corporate debt securities	$26,112	Market approach	Price	$40	-	$94	$50
		Discounted cash flows	Discount rate/yield	11%			—
		Scenario analysis	Estimated recovery percentage	4%			—
CDOs and CLOs	$64,862	Discounted cash flows	Constant prepayment rate	15%	-	20%	19%
			Constant default rate	2%			—
			Loss severity	35%	-	40%	36%
			Discount rate/yield	21%	-	26%	24%
		Market approach	Price	$48	-	$100	$88
CMBS	$508	Scenario analysis	Estimated recovery percentage	28%			—
Other ABS	$102,423	Discounted cash flows	Discount rate/yield	10%	-	21%	18%
			Cumulative loss rate	9%	-	32%	25%
			Duration (years)	1.1	-	2.2	1.7
		Market approach	Price	$100			—
Loans and other receivables	$130,101	Market approach	Price	$82	-	$157	$127
		Scenario analysis	Estimated recovery percentage	7%	-	73%	40%
Derivatives	$2,395
Equity options		Volatility bench-marking	Volatility	60%			—
Investments at fair value	$127,237
Private equity securities		Market approach	Price	$1	-	$6,819	$484
			Discount rate/yield	28%			—
			Revenue	$30,538,979			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities	$124	Scenario analysis	Estimated recovery percentage	4%			—
Loans	$1,521	Market approach	Price	$101			—
Derivatives	$56,779
Equity options		Volatility bench-marking	Volatility	31%	-	87%	42%
Embedded options		Market approach	Basis points upfront	0.4	-	25.5	17.9
Other secured financings	$3,898	Scenario analysis	Estimated recovery percentage	18%	-	73%	53%
Long-term debt	$744,597
Structured notes		Market approach	Price	$57	-	$114	$78
			Price	€60	-	€103	€84

20	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
The tables above present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2024 and November 30, 2023, asset exclusions consisted of $39.6 million and $45.6 million, respectively, primarily comprised of CDOs and CLOs, Other ABS, Loans and other receivables, Investments at fair value, certain derivatives, RMBS and CMBS. At May 31, 2024 and November 30, 2023, liability exclusions consisted of $4.8 million and $4.0 million, respectively, primarily comprised of certain derivatives, loans, CMBS and corporate equity securities.

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
•Loans and other receivables, corporate debt securities, CMBS, other ABS and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument.
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

May 2024 Form 10-Q	21

Notes to Consolidated Financial Statements
(Unaudited)
Fair Value Option Election
For a description of our financial assets and liabilities we have elected the fair value option refer to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.
Fair value option gains (losses):

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2024	2023	2024	2023
Financial instruments owned:
Loans and other receivables	$(28,264)	$(23,439)	$(39,691)	$(6,651)
Other secured financings:
Other changes in fair value (2)	$—	$—	$(4,482)	$—
Long-term debt:
Changes in instrument-specific credit risk (1)	$(13,790)	$45,283	$(17,769)	$(26,377)
Other changes in fair value (2)	16,367	(42,275)	(27,451)	(6,011)
(1)Changes in fair value of structured notes related to instrument-specific credit risk are presented net of tax in our Consolidated Statements of Comprehensive Income.
(2)Other changes in fair value are included in Principal transactions revenues.
Fair value option amounts by which contractual principal is greater than (less than) fair value:

$ in thousands	May 31, 2024	November 30, 2023
Financial instruments owned:
Loans and other receivables (1)	$1,426,803	$2,344,468
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	293,648	259,354
Long-term debt	257,630	294,256
Other secured financings	459	1,377
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $54.2 million and $187.4 million at May 31, 2024 and November 30, 2023, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $107.3 million and $98.1 million at May 31, 2024 and November 30, 2023, respectively, which includes loans and other receivables 90 days or greater past due of $90.6 million and $37.6 million at May 31, 2024 and November 30, 2023, respectively.
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. Impairment losses for the three and six months ended May 31, 2023 attributable to an equity method investment were $7.3 million and $29.4 million, respectively, and were recognized in Other revenues. The assets of the equity method investment were included within the Asset Management reportable business segment. At May 31, 2024, the equity method investment had a fair value of zero and would be categorized within Level 3 of the fair value hierarchy. Fair value at May 31, 2024 was based on our best estimate of what could be recognized in a sale transaction for the investment.
During the six months ended May 31, 2024, our shares in Monashee, an equity method investment, were converted to a newly created class of nonmarketable preferred shares. Our equity method investment was remeasured to a fair value of $21.9 million in connection with its nonmonetary exchange into the preferred shares.
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
We have equity securities without readily determinable fair values, which we account for at cost, minus impairment, which are presented within Other assets and were $21.9 million and $0.0 million at May 31, 2024 and November 30, 2023, respectively. Net losses of $80.3 million and $113.5 million were recognized on these investments during the three and six months ended May 31, 2023, respectively. There were no impairments on these investments during the three and six months ended May 31, 2024. Impairments on these investments during the three and six months ended May 31, 2023 were $71.6 million and $79.9 million, respectively.
Note 7. Derivative Financial Instruments
Our derivative activities are recorded at fair value in Financial instruments owned and Financial instruments sold, not yet purchased, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. We enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks. In addition, we apply hedge accounting to (1) interest rate swaps that have been designated as fair value hedges of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt, and (2) forward foreign exchange contracts designated as hedges to offset the change in the value of certain net investments in foreign operations.
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

22	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)

	May 31, 2024 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$4,062	3	$—	—
Foreign exchange contracts:
Bilateral OTC	3,025	2	1,327	1
Total derivatives designated as accounting hedges	7,087		1,327
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	298	56,631	65	48,685
Cleared OTC	786,603	5,747	792,681	5,612
Bilateral OTC	649,436	1,249	1,124,096	1,477
Foreign exchange contracts:
Bilateral OTC	168,385	60,283	123,849	36,912
Equity contracts:
Exchange-traded	512,015	897,795	295,406	788,416
Bilateral OTC	577,057	30,010	830,071	18,475
Commodity contracts:
Exchange-traded	—	940	3	799
Bilateral OTC	4,566	12,251	1,853	5,509
Credit contracts:
Cleared OTC	29,401	68	33,825	46
Bilateral OTC	38,438	21	26,827	36
Total derivatives not designated as accounting hedges	2,766,199		3,228,676
Total gross derivative assets/ liabilities:
Exchange-traded	512,313		295,474
Cleared OTC	820,066		826,506
Bilateral OTC	1,440,907		2,108,023
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(284,905)		(284,905)
Cleared OTC	(818,971)		(823,710)
Bilateral OTC	(1,292,314)		(1,213,642)
Net amounts per Consolidated Statements of Financial Condition (4)	$377,096		$907,746

	November 30, 2023 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$6,070	3
Foreign exchange contracts:
Bilateral OTC	259	1	19,638	3
Total derivatives designated as accounting hedges	259		25,708
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	316	88,354	63	67,643
Cleared OTC	1,156,937	4,415	1,185,503	4,544
Bilateral OTC	893,983	1,179	1,266,506	786
Foreign exchange contracts:
Exchange-traded	—	—	—	4
Bilateral OTC	147,470	66,254	129,770	38,585
Equity contracts:
Exchange-traded	678,542	1,180,832	393,220	1,174,298
Bilateral OTC	715,754	31,116	850,088	16,234
Commodity contracts:
Exchange-traded	59	735	33	940
Bilateral OTC	5,662	15,497	1,398	6,455
Credit contracts:
Cleared OTC	38,046	133	38,487	81
Bilateral OTC	21,436	22	19,573	29
Total derivatives not designated as accounting hedges	3,658,205		3,884,641
Total gross derivative assets/liabilities:
Exchange-traded	678,917		393,316
Cleared OTC	1,194,983		1,230,060
Bilateral OTC	1,784,564		2,286,973
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(384,392)		(384,392)
Cleared OTC	(1,189,517)		(1,189,513)
Bilateral OTC	(1,533,711)		(1,190,667)
Net amounts per Consolidated Statements of Financial Condition (4)	$550,844		$1,145,777
(1)Exchange-traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)Number of exchange-traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables from/Payables to brokers, dealers and clearing organizations.
(3)Amounts netted include both netting by counterparty and for cash collateral paid or received.
(4)We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in our Consolidated Statements of Financial Condition.

May 2024 Form 10-Q	23

Notes to Consolidated Financial Statements
(Unaudited)
Gains (losses) recognized in Interest expense related to fair value hedges:

$ in thousands	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2024	2023	2024	2023
Interest rate swaps	$(26,253)	$19,485	$(30,811)	$(18,064)
Long-term debt	10,282	(33,517)	(985)	(7,277)
Total	$(15,971)	$(14,032)	$(31,796)	$(25,341)
Gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss):

$ in thousands	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2024	2023	2024	2023
Foreign exchange contracts	$(10,925)	$(34,062)	$(8,808)	$(31,005)
Total	$(10,925)	$(34,062)	$(8,808)	$(31,005)
Unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues, which are utilized in connection with our client activities and our economic risk management activities:

$ in thousands	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2024	2023	2024	2023
Interest rate contracts	$36,783	$75,297	$58,505	$131,121
Foreign exchange contracts	42,363	39,558	32,529	37,659
Equity contracts	50,298	(270,829)	(259,358)	(303,437)
Commodity contracts	14,332	214	18,432	(184)
Credit contracts	(8,769)	(340)	(13,342)	(824)
Total	$135,007	$(156,100)	$(163,234)	$(135,665)
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
OTC Derivatives
Remaining contract maturities at May 31, 2024:

	OTC Derivative Assets (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$4,426	$—	$—	$—	$4,426
Equity options and forwards	100,019	40,483	—	(10,199)	130,303
Credit default swaps	—	12	23,359	(12)	23,359
Total return swaps	93,081	55,775	4	(15,478)	133,382
Foreign currency forwards, swaps and options	50,908	1,461	—	—	52,369
Fixed income forwards	2,585	—	—	—	2,585
Interest rate swaps, options and forwards	158,236	357,092	47,798	(106,205)	456,921
Total	$409,255	$454,823	$71,161	$(131,894)	803,345
Cross product counterparty netting					(32,560)
Total OTC derivative assets included in Financial instruments owned					$770,785

	OTC Derivative Liabilities (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$1,713	$—	$—	$—	$1,713
Equity options and forwards	60,164	159,328	—	(10,199)	209,293
Credit default swaps	1,563	2,014	5,067	(12)	8,632
Total return swaps	129,540	140,100	304	(15,478)	254,466
Foreign currency forwards, swaps and options	48,451	687	—	—	49,138
Fixed income forwards	19,778	—	—	—	19,778
Interest rate swaps, options and forwards	149,857	351,360	538,586	(106,205)	933,598
Total	$411,066	$653,489	$543,957	$(131,894)	1,476,618
Cross product counterparty netting					(32,560)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,444,058
(1)At May 31, 2024, we held net exchange-traded derivative assets and liabilities with a fair value of $227.4 million and $10.9 million, respectively, which are not included in these tables.
(2)OTC derivative assets and liabilities in the tables above are gross of collateral pledged. OTC derivative assets and liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At May 31, 2024, cash collateral received and pledged was $621.1 million and $547.2 million, respectively.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
OTC derivative assets at May 31, 2024 (in thousands):

Counterparty credit quality (1):
A- or higher	$441,157
BBB- to BBB+	66,602
BB+ or lower	115,405
Unrated	147,621
Total	$770,785
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
External credit ratings of the underlyings or referenced assets for our written credit related derivative contracts:

	May 31, 2024
	External Credit Ratings
$ in millions	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$935.9	$499.3	$1,435.2

	November 30, 2023
	External Credit Ratings
$ in millions	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$1,451.5	$893.9	$2,345.4

24	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The following table presents the aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position, the collateral amounts we have posted or received in the normal course of business and the potential collateral we would have been required to return and/or post additionally to our counterparties if the credit-risk-related contingent features underlying these agreements were triggered:

$ in millions	May 31, 2024	November 30, 2023
Derivative instrument liabilities with credit-risk-related contingent features	$124.9	$139.5
Collateral posted	(57.3)	(97.6)
Collateral received	359.5	71.0
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	427.1	112.9
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.
Note 8. Collateralized Transactions

	May 31, 2024
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,730.0	$662.4	$26.2	$2,418.6
Corporate debt securities	478.2	4,197.3	—	4,675.5
Mortgage-backed and asset-backed securities	—	2,052.3	—	2,052.3
U.S. government and federal agency securities	26.7	6,641.3	—	6,668.0
Municipal securities	—	467.4	—	467.4
Sovereign obligations	9.2	2,009.4	80.0	2,098.6
Loans and other receivables	—	818.0	—	818.0
Total	$2,244.1	$16,848.1	$106.2	$19,198.4

	November 30, 2023
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,221.4	$627.0	$4.4	$1,852.8
Corporate debt securities	576.4	4,297.9	—	4,874.3
Mortgage-backed and asset-backed securities	—	1,950.9	—	1,950.9
U.S. government and federal agency securities	39.2	9,474.2	3.4	9,516.8
Municipal securities	—	141.1	—	141.1
Sovereign obligations	3.5	2,511.6	1.0	2,516.1
Loans and other receivables	—	838.5	—	838.5
Total	$1,840.5	$19,841.2	$8.8	$21,690.5

	May 31, 2024
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,306.6	$19.0	$440.8	$477.7	$2,244.1
Repurchase agreements	2,585.8	7,251.1	2,428.2	4,583.0	16,848.1
Obligation to return securities received as collateral, at fair value	106.2	—	—	—	106.2
Total	$3,998.6	$7,270.1	$2,869.0	$5,060.7	$19,198.4

	November 30, 2023
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,068.6	$—	$244.2	$527.7	$1,840.5
Repurchase agreements	10,548.3	2,442.4	1,939.9	4,910.6	19,841.2
Obligation to return securities received as collateral, at fair value	8.8	—	—	—	8.8
Total	$11,625.7	$2,442.4	$2,184.1	$5,438.3	$21,690.5
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2024 and November 30, 2023, the approximate fair value of securities received as collateral by us that may be sold or repledged was $34.67 billion and $33.99 billion, respectively. At May 31, 2024 and November 30, 2023, a substantial portion of the securities received by us had been sold or repledged.

May 2024 Form 10-Q	25

Notes to Consolidated Financial Statements
(Unaudited)
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

	May 31, 2024
$ in millions	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,141.9	$—	$7,141.9	$(438.3)	$(1,660.4)	$5,043.2
Reverse repurchase agreements	12,555.6	(5,811.0)	6,744.6	(1,588.5)	(5,045.9)	110.2
Securities received as collateral, at fair value	106.2	—	106.2	—	(106.2)	—
Liabilities:
Securities lending arrangements	$2,244.1	$—	$2,244.1	$(438.3)	$(1,764.3)	$41.5
Repurchase agreements	16,848.1	(5,811.0)	11,037.1	(1,588.5)	(8,905.4)	543.2
Obligation to return securities received as collateral, at fair value	106.2	—	106.2	—	(106.2)	—

	November 30, 2023
$ in millions	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$7,192.1	$—	$7,192.1	$(327.7)	$(1,642.9)	$5,221.4
Reverse repurchase agreements	14,871.1	(8,920.6)	5,950.5	(1,304.0)	(4,582.6)	63.9
Securities received as collateral, at fair value	8.8	—	8.8	—	(8.8)	—
Liabilities:
Securities lending arrangements	$1,840.5	$—	$1,840.5	$(327.7)	$(1,396.1)	$116.7
Repurchase agreements	19,841.2	(8,920.6)	10,920.6	(1,304.0)	(9,035.4)	581.2
Obligation to return securities received as collateral, at fair value	8.8	—	8.8	—	(8.8)	—
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
(3)Includes $4.99 billion of securities borrowing arrangements for which we have received securities collateral of $4.86 billion, and $495.0 million of repurchase agreements for which we have pledged securities collateral of $504.6 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Includes $5.17 billion of securities borrowing arrangements for which we have received securities collateral of $5.04 billion, and $505.0 million of repurchase agreements for which we have pledged securities collateral of $520.4 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

26	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
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

$ in thousands	May 31, 2024	November 30, 2023
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$1,097,400	$1,414,593
Securities purchased under agreements to resell (1)	210,000	45,490
Total	$1,307,400	$1,460,083
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
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage-backed and other-asset backed securities or CLOs). These securities are included in Financial instruments owned, at fair value and are generally initially categorized as Level 2 within the fair value hierarchy.
Securitizations that were accounted for as sales in which we had continuing involvement:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Transferred assets	$1,910.0	$1,981.7	$3,412.0	$3,456.9
Proceeds on new securitizations	1,910.0	1,981.8	3,412.0	3,456.9
Cash flows received on retained interests	9.0	12.7	19.1	13.2
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2024 and November 30, 2023.
Securitizations that were accounted for as sales in which we had continuing involvement:

	May 31, 2024		November 30, 2023
$ in millions	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$5,240.9	$104.3	$5,595.1	$417.3
U.S. government agency CMBS	2,551.2	285.3	3,014.3	197.3
CLOs	7,664.7	36.0	6,323.8	23.3
Consumer and other loans	1,031.0	50.3	1,877.8	68.1
Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transactions and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included in total Financial instruments owned.
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

May 2024 Form 10-Q	27

Notes to Consolidated Financial Statements
(Unaudited)
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
Consolidated VIEs:

	May 31, 2024 (1)
$ in millions	Secured Funding Vehicles	Other
Cash	$—	$4.0
Financial instruments owned	43.1	11.0
Securities purchased under agreements to resell (2)	2,029.6	—
Receivables from brokers (3)	—	20.6
Other receivables	0.5	3.0
Assets held for sale (7)	—	618.0
Other assets (4)	—	131.5
Total assets	$2,073.2	$788.1
Financial instruments sold, not yet purchased	$—	$8.1
Other secured financings (5)	2,063.5	—
Liabilities held for sale (7)	—	256.8
Other liabilities (6)	9.7	170.4
Long-term debt	—	70.0
Total liabilities	$2,073.2	$505.3

	November 30, 2023 (1)
$ in millions	Secured Funding Vehicles	Other
Cash	$—	$1.1
Financial instruments owned	—	7.8
Securities purchased under agreements to resell (2)	1,677.7	—
Receivables from brokers (3)	—	18.0
Assets held for sale (7)	815.6	578.8
Other assets (4)	—	147.9
Total assets	$2,493.3	$753.6
Financial instruments sold, not yet purchased	$—	$6.4
Other secured financings (5)	1,667.3	—
Liabilities held for sale (7)	769.2	303.4
Other liabilities (6)	10.5	249.7
Long-term debt	—	49.6
Total liabilities	$2,447.0	$609.1
(1)Assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(3)$1.5 million and $1.4 million of receivables from brokers at May 31, 2024 and November 30, 2023, respectively, are with related consolidated entities, which are eliminated in consolidation.
(4)$37.6 million and $56.1 million of the other assets at May 31, 2024 and November 30, 2023, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(5)$521.6 million and $681.0 million of the other secured financings at May 31, 2024 and November 30, 2023, respectively, are with related consolidated entities and are eliminated in consolidation.

28	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
(6)$168.6 million and $247.9 million of the other liabilities amounts at May 31, 2024 and November 30, 2023, respectively, are with related consolidated entities, which are eliminated in consolidation.
(7)At November 30, 2023, Assets held for sale and Liabilities held for sale in our Consolidated Statements of Financial Condition related to Foursight’s automobile financing vehicles, which were considered to be VIEs, and at May 31, 2024 and November 30, 2023, Assets held for sale and Liabilities held for sale relate to the net operating assets of the wholesale operations of OpNet, which has been determined to be a VIE. $31.9 million of Assets held for sale and $5.3 million Liabilities held for sale at November 30, 2023, were with related consolidated entities and were eliminated in consolidation. Refer to Note 5, Assets Held for Sale and Discontinued Operations for further information.
Secured Funding Vehicles. We are the primary beneficiary of asset-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans, and asset-backed securities pursuant to the terms of a master repurchase agreement. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement, which we manage, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. In addition, we also from time to time securitize other financial instruments and own variable interests in the securitization vehicles to the extent that we consolidate such vehicles.
Prior to the sale of Foursight in April 2024, we were the primary beneficiary of automobile loan financing vehicles to which we transferred automobile loans, acted as servicer of the automobile loans for a fee and retained equity interests in the vehicles. The assets of these VIEs primarily consisted of automobile loans, which were accounted for as loans held for investment at amortized cost included within Other assets. The liabilities of these VIEs consisted of notes issued by the VIEs, which were accounted for at amortized cost and included within Other secured financings and did not have recourse to our general credit. The automobile loans were pledged as collateral for the related notes and available only for the benefit of the note holders.
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
Nonconsolidated VIEs

	May 31, 2024
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs	$501.0	$19.8	$4,512.3	$12,391.6
Asset-backed vehicles	757.2	—	1,124.7	3,510.7
Related party private equity vehicles	2.7	—	13.2	27.8
Other investment vehicles	1,103.0	—	1,400.8	19,113.9
Total	$2,363.9	$19.8	$7,051.0	$35,044.0

	November 30, 2023
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs	$913.3	$14.1	$4,414.0	$9,455.5
Asset-backed vehicles	661.7	—	661.7	3,734.8
Related party private equity vehicles	3.1	—	14.2	10.3
Other investment vehicles	1,071.2	—	1,233.7	15,059.2
Total	$2,649.3	$14.1	$6,323.6	$28,259.8
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
•Warehouse funding arrangements in the form of:
◦Participation interests in corporate loans held by CLOs and commitments to fund such participation interests;
◦Reverse repurchase agreements with collateral margin maintenance obligations and commitments to fund such reverse repurchase agreements; and
◦Senior and subordinated notes issued in connection with CLO warehousing activities.

May 2024 Form 10-Q	29

Notes to Consolidated Financial Statements
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
Related Party Private Equity Vehicles. We have committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (refer to Note 11, Investments for further information)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At May 31, 2024 and November 30, 2023, our total equity commitment in the JCP Entities was $133.0 million, of which $123.1 million and $122.6 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $2.7 million and $3.1 million at May 31, 2024 and November 30, 2023, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At May 31, 2024 and November 30, 2023, we had equity commitments to invest $1.49 billion and $1.26 billion, respectively, in various other investment vehicles, of which $1.19 billion and $1.10 billion was funded, respectively. The carrying value of our equity investments was $1.10 billion and $1.07 billion at May 31, 2024 and November 30, 2023, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
Mortgage-Backed and Other Asset-Backed Secured Funding Vehicles. In connection with our secondary trading and market-making activities, we buy and sell agency and non-agency mortgage-backed securities and other asset-backed securities, which are issued by third-party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, automobile loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned. We have no other involvement with the related SPEs and therefore do not consolidate these entities.
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
At May 31, 2024 and November 30, 2023, we held $2.31 billion and $1.89 billion of agency mortgage-backed securities, respectively, and $197.1 million and $261.2 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.
Note 11. Investments
Investments for which we exercise significant influence over the investee are accounted for under the equity method of accounting with our shares of the investees’ earnings recognized in Other revenues. Equity method investments, including any loans to the investees, are reported within Investments in and loans to related parties.

$ in millions	May 31, 2024	November 30, 2023
Total Investments in and loans to related parties	$1,307.4	$1,239.3

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Total equity method pickup earnings (losses) recognized in Other revenues	$28.5	$(87.8)	$37.2	$(151.8)
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized information provided for these investees is based on the latest financial information available as of May 31, 2024, November 30, 2023 and May 31, 2023.

30	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Jefferies Finance
Jefferies Finance, our 50/50 joint venture with Massachusetts Mutual Life Insurance Company (“MassMutual”), is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments in both broadly syndicated and direct lending loans. In connection with its Leveraged Finance business, loans are originated primarily through our investment banking efforts and Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through us. The Asset Management business is a multi-strategy private credit platform, which includes direct lending activities, that manages proprietary and third-party capital across commingled funds, business development companies, separately managed accounts, CLOs and proprietary accounts. Broadly syndicated investments are sourced through transactions arranged by Jefferies Finance and third-party arrangers and managed through its subsidiary, Apex Credit Partners LLC. Jefferies Finance may also underwrite and arrange other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments.
At May 31, 2024, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.50 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At May 31, 2024, our remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2025 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2024. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2025 with automatic one year extensions absent a 60 day termination notice by either party. At May 31, 2024, we had funded $0.0 million of our $250.0 million commitment.
Activity related to the facility:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Unfunded commitment fees	0.3	0.3	0.6	0.6
Selected financial information for Jefferies Finance:

$ in millions	May 31, 2024	November 30, 2023
Total assets	$6,030.3	$5,598.2
Total liabilities	4,716.2	4,352.0

	May 31, 2024	November 30, 2023
Our total equity balance	$649.4	$630.1

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Net earnings attributable to members	$40.2	$12.9	$39.3	$27.8
Activity related to our other transactions with Jefferies Finance:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Origination and syndication fee revenues (1)	$74.9	$20.2	$127.3	$46.2
Origination fee expenses (1)	9.7	6.3	24.6	10.4
CLO structuring fee revenues (2)	0.3	—	0.3	—
Investment fund placement fee revenues (3)	0.4	—	0.9	—
Service fees (4)	20.8	16.9	65.7	61.1
(1)We engage in the origination and syndication of loans underwritten by Jefferies Finance. In connection with such services, we earned fees, which are recognized in Investment banking revenues. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance, which are recognized as Business development expenses.
(2)We act as a structuring agent for certain CLOs managed by Jefferies Finance. We receive fees for this service which are included in Investment banking fees.
(3)We act as a placement agent for investment funds managed by Jefferies Finance, for which we recognized fees and are included in Commissions and other fees.
(4)Under a service agreement, we charge Jefferies Finance for services provided.
In connection with non-U.S. dollar loans originated by Jefferies Finance to borrowers who are investment banking clients of ours, we have entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure.
Receivables from Jefferies Finance, included in Other assets, were $0.3 million and $3.5 million at May 31, 2024 and November 30, 2023, respectively. At May 31, 2024 and November 30, 2023, payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers, were $0.9 million and $2.6 million, respectively. At May 31, 2024, payables to Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities, were $0.2 million.

May 2024 Form 10-Q	31

Notes to Consolidated Financial Statements
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
Commercial paper issued by Berkadia is supported by a $1.50 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At May 31, 2024, the aggregate amount of commercial paper outstanding was $1.47 billion.
Selected financial information for Berkadia:

$ in millions	May 31, 2024	November 30, 2023
Total assets	$5,417.8	$5,318.2
Total liabilities	3,919.3	3,816.1
Total noncontrolling interest	546.1	612.8

	May 31, 2024	November 30, 2023
Our total equity balance	$430.6	$400.9

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Net earnings attributable to members	$48.9	$13.5	$78.2	$42.5

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Distributions	$2.9	$0.3	$6.7	$0.2
At May 31, 2024 and November 30, 2023, we had commitments to purchase $36.4 million and $77.5 million, respectively, of agency CMBS from Berkadia.
Activity related to our other transactions with Berkadia:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Transaction referral fee revenue (1)	$0.3	$—	$0.3	$—
Loan origination fees paid (2)	0.4	—	0.4	—
(1)We refer Berkadia to our clients to act as a transaction servicer and receive fees, which are included in Commissions and other fees.
(2)We pay fees to Berkadia for loan originations, which are capitalized as debt issuance costs and amortized over the life of the loan.

OpNet
On November 30, 2023, we provided notice of our intent to convert certain classes of our preferred shares into common shares. As a result, we obtained control of OpNet and consolidated its assets and liabilities in our consolidated financial statements as of November 30, 2023. Upon conversion on May 7, 2024, our ownership increased to 57.5% of the common shares and our voting rights increased to 72.6% of the aggregate voting rights of OpNet. We consolidate OpNet’s wholesale business, which is considered to be a VIE and is classified as held for sale at May 31, 2024 and November 30, 2023. We also consolidate Tessellis, a subsidiary of OpNet, which is not considered to be a VIE. Refer to Note 4, Business Acquisitions for further information. Prior to the acquisition and consolidation of OpNet, we accounted for our equity investment in OpNet under the equity method.
During the three and six months ending May 31, 2023, we contributed $23.4 million and $82.9 million, respectively, to OpNet through direct subscription, settlement of subscription advances, and conversion of a shareholder loan. We recognized equity method pickup losses of $83.0 million and $121.8 million during the three and six months ending May 31, 2023, respectively.
Selected financial information for OpNet:

$ in millions	Three Months Ended May 31, 2023	Six Months Ended May 31, 2023
Net losses	$(90.4)	$(142.0)
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
Selected financial information for Stratos:

$ in millions	Three Months Ended May 31, 2023	Six Months Ended May 31, 2023
Net losses	$(5.4)	$(25.8)
Golden Queen Mining Company LLC
We had a 50.0% ownership interest in Golden Queen, which owns and operates a gold and silver mine project located in California. We sold our interest in Golden Queen in November 2023.
During the three and six months ended May 31, 2023, we recognized other-than-temporary impairment charges of $7.3 million and $29.4 million, respectively, on our investment within Other revenues.
Selected financial information for Golden Queen:

$ in millions	Three Months Ended May 31, 2023	Six Months Ended May 31, 2023
Net losses	$(1.4)	$(2.3)

32	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Real Estate Investments
Our real estate equity method investments primarily consist of our equity interests in Brooklyn Renaissance Plaza and Hotel and 54 Madison. Brooklyn Renaissance Plaza is composed of a hotel, office building complex and parking garage located in Brooklyn, New York. We have a 25.4% equity interest in the hotel and a 61.3% equity interest in the office building and garage. Although we have a majority interest in the office building and garage, we do not have control, but only have the ability to exercise significant influence on this investment. We are amortizing our basis difference between the estimated fair value and the underlying book value of Brooklyn Renaissance office building and garage over the respective useful lives (weighted average life of 39 years).
We own a 48.1% equity interest in 54 Madison, a fund that most recently owned an interest in one real estate project and the fund is in the process of being liquidated.
Selected financial information for our significant real estate investments:

$ in millions	May 31, 2024	November 30, 2023
Total assets	$325.9	$329.5
Total liabilities	496.2	500.0

	May 31, 2024	November 30, 2023
Our total equity balance	$92.3	$90.0

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Net earnings (losses)	$(2.4)	$(3.4)	$0.1	$(2.3)
54 Madison:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Distributions	$—	$—	$—	$17.1
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by our President. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value was $1.9 million and $2.2 million at May 31, 2024 and November 30, 2023, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers. The following summarizes the results from these investments which are included in Principal transactions revenues:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Net gains (losses) from our investments in JCP Fund V	$0.1	$(1.7)	$(0.2)	$(8.3)
At both May 31, 2024 and November 30, 2023, we were committed to invest equity of up to $85.0 million in JCP Fund V. At both May 31, 2024 and November 30, 2023, our unfunded commitment relating to JCP Fund V was $8.7 million.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.0% at May 31, 2024 of the combined equity interests:

	Three Months Ended
$ in millions	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Net increase (decrease) in net assets resulting from operations (1)	$0.1	$(0.9)	$(4.9)	$(54.6)
(1)Financial information for JCP Fund V within our results of operations for the three and six months ended May 31, 2024 and 2023 is included based on the periods presented.
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
During the three months ended February 29. 2024, our shares were converted to preferred shares, which provide us with rights to be paid dividends based on Monashee’s performance and management fees, and we recognized a gain of $6.0 million upon the nonmonetary exchange. In addition, we invested $5.2 million in mandatorily redeemable preferred shares issued by Monashee. The investment in the preferred shares is accounted for at cost, less impairment, if any. The investment in the mandatorily redeemable preferred shares is accounted for at fair value.
We also have an investment management agreement whereby Monashee provides asset management services to us for certain separately managed accounts. Our net investment balance in the separately managed accounts was $20.2 million at November 30, 2023.
Activity related to these separately managed accounts is as follows:

$ in millions	Three Months Ended May 31, 2023	Six Months Ended May 31, 2023
Investment losses (1)	$(0.6)	$(0.3)
Management fees (2)	0.2	0.4
(1)Included in Principal transactions revenues.
(2)Included in Brokerage and clearing fees.
ApiJect
We own shares which represent a 33.6% economic interest in ApiJect at May 31, 2024, which is accounted for at fair value by electing the fair value option, and is included within corporate equity securities in Financial instruments owned, at fair value. Additionally, we have a right to 1.125% of ApiJect’s future revenues.

May 2024 Form 10-Q	33

Notes to Consolidated Financial Statements
(Unaudited)
In December 2023, we purchased a $4.6 million secured convertible promissory note from ApiJect, which matures on December 14, 2025. In April 2024, we purchased a $1.3 million promissory note from ApiJect. These promissory notes were accounted for at fair value in Financial instruments owned and classified within Level 3 of the fair value hierarchy. We recognized interest income of $0.2 million on the two notes during the three and six months ended May 31, 2024. In May 2024, we converted our notes into common shares and also paid $8.8 million for an additional investment in common shares of ApiJect. During the three and six months ended May 31, 2024, we recognized a gain of $1.2 million relating to the conversion of the convertible promissory note.
At May 31, 2024 and November 30, 2023, the total fair value of our total equity investment in common shares of ApiJect was $116.1 million and $100.1 million, respectively, which is classified within Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032.
We also have a term loan agreement with a principal of ApiJect for $30.4 million, which matures on July 31, 2024. The loan is accounted for at amortized cost and is reported within Other assets. The loan has a fair value of $30.4 million at both May 31, 2024 and November 30, 2023, which would be classified as Level 3 in the fair value hierarchy.
SPAC
Prior to May 2024, we owned 73.4% of the publicly traded units of a special purpose acquisition company (“SPAC”), which represented 25.7% of its voting shares. We considered the SPAC a VIE and had significant influence over the SPAC but were not considered to be the primary beneficiary as we did not have control. Our investment was accounted for at fair value pursuant to the fair value option and was included within corporate equity securities in Financial instruments owned. The fair value of the investment was $23.8 million at November 30, 2023 and included within Level 1 of the fair value hierarchy. In May 2024, the company redeemed all of its outstanding units issued in its initial public offering, and our investment in the SPAC was redeemed in cash for approximately $24.3 million.
Aircadia
In December 2023, Aircadia Leasing II LLC (“Aircadia”), a wholly owned subsidiary, purchased airplanes and simultaneously entered into a lease with the seller to lease the airplanes for a term of 42 months. The transaction was accounted for as a sale leaseback and the airplanes are recognized within Premises and equipment at $57.7 million. During the three and six months ended May 31, 2024, we recognized $5.6 million and $9.4 million, respectively, of operating lease income.
In December 2023, we provided a loan to the seller for $30.0 million, which matures on January 3, 2025. The loan is accounted for at amortized cost and included within Investments in and loans to related parties. We recognized interest income of $0.8 million and $1.4 million on the loan during the three and six months ended May 31, 2024, respectively. We also hold preferred shares in the seller, which are accounted for at fair value in Financial instruments owned with a fair value of $37.1 million and at both May 31, 2024 and November 30, 2023, and are classified within Level 3 of the fair value hierarchy.
Note 12. Credit Losses on Financial Assets Measured at Amortized Cost
Automobile Loans. On November 20, 2023, we entered into an agreement to sell all of our membership interests in our automobile loans business, Foursight. Refer to Note 5, Assets Held for Sale and Discontinued Operations for additional details.
Allowance for credit losses related to our automobile loans:

$ in thousands	Three Months Ended May 31, 2023	Six Months Ended May 31, 2023
Beginning balance	$78,055	$79,614
Provision for doubtful accounts	9,781	17,610
Charge-offs, net of recoveries	(9,214)	(18,602)
Ending balance	$78,622	$78,622
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
Other Financial Assets. For all other financial assets measured at amortized cost, we estimate expected credit losses over the financial assets’ life as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. During the six month ended May 31, 2024, we recognized bad debt expense of $26.2 million related to receivables associated with our asset management arrangements with Weiss Multi-Strategy Advisers.

34	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
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
Allowance for credit losses for investment banking receivables:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2024	2023	2024	2023
Beginning balance	$2,963	$7,270	$6,306	$5,914
Bad debt expense	1,077	239	2,088	1,747
Charge-offs	(219)	(2,981)	(2,719)	(3,067)
Recoveries collected	(953)	(2,459)	(2,807)	(2,525)
Ending balance (1)	$2,868	$2,069	$2,868	$2,069
(1)Substantially all of the allowance for doubtful accounts balances relate to mergers and acquisitions and restructuring fee receivables, which include recoverable expense receivables.
Note 13. Goodwill and Intangible Assets
Goodwill

	Six Months Ended May 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period	$1,532,172	$315,684	$1,847,856
Currency translation and other adjustments	357	(424)	(67)
Measurement period adjustment (1)	—	(28,346)	(28,346)
Goodwill relating to acquisitions by Tessellis	—	3,366	3,366
Balance, at end of period	$1,532,529	$290,280	$1,822,809
(1)Includes a $27.0 million measurement period adjustment recorded during the first quarter of 2024 related to the OpNet acquisition. Refer to Note 4, Business Acquisitions for further information.

	Six Months Ended May 31, 2023
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period	$1,552,944	$183,170	$1,736,114
Currency translation and other adjustments	2,076	—	2,076
Balance, at end of period	$1,555,020	$183,170	$1,738,190
Intangible Assets

	May 31, 2024				Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired (1)	Accumulated Amortization	Net Carrying Amount
Customer relationships	$136,153	$32,547	$(99,952)	$68,748	5.9
Trademarks and trade names	146,478	4,984	(42,035)	109,427	22.3
Exchange and clearing organization membership interests and registrations	8,684	—	—	8,684	N/A
Other	51,754	14,778	(18,898)	47,634	4.5
Total	$343,069	$52,309	$(160,885)	$234,493
(1)Includes a $39.3 million measurement period adjustment recorded during the first quarter of 2024 related to the OpNet acquisition. Refer to Note 4, Business Acquisitions for further information.

	November 30, 2023					Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired (1)	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Customer relationships	$126,449	$9,801	$—	$(93,966)	$42,284	6.3
Trademarks and trade names	127,899	18,513	—	(39,340)	107,072	23.5
Exchange and clearing organization membership interests and registrations	7,405	1,390	(78)	—	8,717	N/A
Other	14,958	37,026	—	(13,137)	38,847	5.0
Total	$276,711	$66,730	$(78)	$(146,443)	$196,920
(1)Refer to Note 4, Business Acquisitions for further information.
Amortization Expense
For finite life intangible assets, we recognized aggregate amortization expense of $8.5 million and $14.1 million for the three and six months ended May 31, 2024, respectively, and $2.3 million and $4.7 million for the three and six months ended May 31, 2023, respectively. These expenses are included in Depreciation and amortization.
Estimated future amortization expense for the next five fiscal years (in thousands):

Remainder of fiscal year 2024	$15,156
Year ending November 30, 2025	28,847
Year ending November 30, 2026	28,809
Year ending November 30, 2027	28,775
Year ending November 30, 2028	28,532

May 2024 Form 10-Q	35

Notes to Consolidated Financial Statements
(Unaudited)
Note 14. Revenues from Contracts with Customers

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2024	2023	2024	2023

Investment banking	$738,584	$492,475	$1,417,649	$995,273
Commissions and other fees	271,782	235,312	517,325	448,582
Asset management fees	6,989	4,864	36,350	22,621
Oil and gas revenues	233	263	441	25,769
Real estate revenues	3,540	7,456	6,689	10,203
Other contracts with customers	14,418	13,031	28,309	25,961
Total revenue from contracts with customers	1,035,546	753,401	2,006,763	1,528,409
Other sources of revenue:
Principal transactions	416,195	320,959	1,056,931	818,205
Revenues from strategic affiliates	4,779	9,069	25,790	30,298
Interest	879,727	632,679	1,699,216	1,164,064
Other	180,049	(64,926)	279,538	(109,230)
Total revenues	$2,516,296	$1,651,182	$5,068,238	$3,431,746
Disaggregation of Revenue

	Three Months Ended May 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$283,898	$—	$283,898
Investment banking - Underwriting	454,686	—	454,686
Equities (1)	269,189	—	269,189
Fixed income (1)	2,120	—	2,120
Asset management	—	6,989	6,989
Other investments	—	18,664	18,664
Total	$1,009,893	$25,653	$1,035,546
Primary geographic region:
Americas	$735,377	$23,568	$758,945
Europe and the Middle East	169,344	1,046	170,390
Asia-Pacific	105,172	1,039	106,211
Total	$1,009,893	$25,653	$1,035,546

	Three Months Ended May 31, 2023
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$254,157	$—	$254,157
Investment banking - Underwriting	238,318	—	238,318
Equities (1)	232,304	—	232,304
Fixed income (1)	3,008	—	3,008
Asset management	—	4,864	4,864
Other investments	—	20,750	20,750
Total	$727,787	$25,614	$753,401
Primary geographic region:
Americas	$540,001	$24,434	$564,435
Europe and the Middle East	121,913	596	122,509
Asia-Pacific	65,873	584	66,457
Total	$727,787	$25,614	$753,401

	Six Months Ended May 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$622,466	$—	$622,466
Investment banking - Underwriting	795,183	—	795,183
Equities (1)	511,765	—	511,765
Fixed income (1)	4,550	—	4,550
Asset management	—	36,350	36,350
Other investments	—	36,449	36,449
Total	$1,933,964	$72,799	$2,006,763
Primary geographic region:
Americas	$1,465,754	$68,767	$1,534,521
Europe and the Middle East	295,346	2,152	297,498
Asia-Pacific	172,864	1,880	174,744
Total	$1,933,964	$72,799	$2,006,763

	Six Months Ended May 31, 2023
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$551,335	$—	$551,335
Investment banking - Underwriting	443,938	—	443,938
Equities (1)	442,766	—	442,766
Fixed income (1)	5,816	—	5,816
Asset management	—	22,621	22,621
Other investments	—	61,933	61,933
Total	$1,443,855	$84,554	$1,528,409
Primary geographic region:
Americas	$1,095,928	$82,227	$1,178,155
Europe and the Middle East	238,132	1,173	239,305
Asia-Pacific	109,795	1,154	110,949
Total	$1,443,855	$84,554	$1,528,409
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2024. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price.

36	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
During the three and six months ended May 31, 2024, we recognized $16.7 million and $25.6 million, respectively, compared with $12.2 million and $28.5 million, during the three and six months ended May 31, 2023, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, during the three and six months ended May 31, 2024, we recognized $8.9 million and $15.2 million, respectively, compared with $7.8 million and $15.5 million, during the three and six months ended May 31, 2023, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at May 31, 2024 and November 30, 2023 were $56.5 million and $48.3 million, respectively, which are recorded in Accrued expenses and other liabilities. During the three and six months ended May 31, 2024, we recognized revenues of $36.4 million and $32.9 million, respectively, compared with $12.4 million and $16.0 million during the three and six months ended May 31, 2023, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $238.3 million and $248.2 million at May 31, 2024 and November 30, 2023, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At May 31, 2024 and November 30, 2023, capitalized costs to fulfill a contract were $6.2 million and $5.3 million, respectively, which are recorded in Receivables—Fees, interest and other. For the three and six months ended May 31, 2024, we recognized expenses of $1.3 million and $2.0 million, respectively, compared with $0.7 million and $1.3 million, during the three and six months ended May 31, 2023, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31, 2024 and May 31, 2023.
Note 15. Compensation Plans
For a description of Restricted Stock, Restricted Stock Units, Senior Executive Compensation Plan and other compensation plans refer to Note 15, Compensation Plans in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.
At May 31, 2024, there were approximately 2.3 million shares of restricted stock outstanding with future service required, 5.1 million RSUs outstanding with future service required (including target RSUs that may be issued under the senior executive compensation plan), 9.1 million RSUs outstanding with no future service required, and 5.1 million stock options outstanding. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 19.2 million at May 31, 2024.
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
Components of total compensation cost associated with certain of our compensation plans:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Restricted cash awards	$104.2	$54.9	$212.1	$122.5
Restricted stock and RSUs (1)	14.4	10.5	34.6	24.2
Profit sharing plan	2.2	2.1	9.1	8.3
Total compensation cost	$120.8	$67.5	$255.8	$155.0
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain compensation plans at May 31, 2024:

$ in millions	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$139.1	3.2
Restricted cash awards (1)	1,070.8	3.0
Total	$1,209.9
(1)The remaining unamortized amount is included within Other assets.

May 2024 Form 10-Q	37

Notes to Consolidated Financial Statements
(Unaudited)
Note 16. Borrowings
Short-Term Borrowings

$ in thousands	May 31, 2024	November 30, 2023
Bank loans	$1,025,684	$989,715
Fixed rate callable note	599,626	—
Total short-term borrowings (1)	$1,625,310	$989,715
(1)Short-term borrowings, which mature in one year or less and are recorded at cost, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At May 31, 2024 and November 30, 2023, our borrowings under bank loans in Short-term borrowings were $955.4 million and $937.1 million, respectively, with a weighted average interest rate of 6.01% and 6.06%, respectively.
Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At May 31, 2024, we were in compliance with all covenants under these credit facilities.
Long-Term Debt

$ in thousands	Maturity (Fiscal Years)	May 31, 2024	November 30, 2023
Parent Co. unsecured borrowings
Fixed rate	2024	$542,066	$544,222
	2025	125,763	117,180
	2026	905,243	90,315
	2027	525,363	526,660
	2028	1,029,870	1,028,966
	2029 and Later	4,964,441	2,715,503

Variable rate	2025	—	350,000
	2026	42,242	42,417
	2027	563,368	562,833
	2029 and Later	813,337	810,761

Structured notes (1)	2024	10,248	48,002
	2025	85,624	40,868
	2026	61,472	36,178
	2027	48,268	83,306
	2028	21,936	19,768
	2029 and Later	1,648,268	1,480,321
Total Parent Co. unsecured borrowings (2)		11,387,509	8,497,300

$ in thousands	Maturity (Fiscal Years)	May 31, 2024	November 30, 2023
Subsidiaries secured borrowings
Fixed rate	2024	130,462	135,202
	2025	116,460	117,814
	2026	10,342	23,313
	2027	3,921	4,412
	2028	37,542	37,305
	2029 and Later	91,517	—

Variable rate	2024	100,000	883,406
	2026	525,000	—
	2027	263,847	—
Total Subsidiaries secured borrowings		1,279,091	1,201,452
Total long-term debt (3)		$12,666,600	$9,698,752
Fair value		$12,593,857	$9,572,842
Weighted-average interest rate (4)		5.35%	5.52%
Interest rate range (4)		0.25% - 8.19%	0.25% - 8.21%
(1)Structured notes have various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The structured notes are classified as Level 2 or Level 3 in the fair value hierarchy. All of our long-term debt with exception of certain of the structured notes would be classified as Level 2 in the fair value hierarchy.
(2)Carrying values of certain unsecured borrowings, totaling $1.99 billion for both May 31, 2024 and November 30, 2023, include net losses of $1.0 million and $7.3 million during the six months ended May 31, 2024 and 2023, respectively, associated with interest rate swaps based on designation as fair value hedges. Refer to Note 7, Derivative Financial Instruments for further information.
(3)Carrying values include unamortized discounts and premiums, valuation adjustments and debt issuance costs. At May 31, 2024 and November 30, 2023, our borrowings under several credit facilities classified within Long-term debt amounted to $788.8 million and $735.2 million, respectively. Interest on these credit facilities are based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. Additionally, certain of our borrowings are under agreements containing covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At May 31, 2024, we were in compliance with all covenants under these credit agreements.
(4)Interest rates exclude structured notes and include the effect of the associated derivative instruments used in the hedge accounting relationships.
During the six months ended May 31, 2024, long-term debt increased by $2.97 billion to $12.67 billion at May 31, 2024, primarily due to proceeds of $3.07 billion from the issuance of unsecured senior notes, $124.8 million from net issuances of structured notes and $79.2 million from increased subsidiaries secured borrowings, and valuation losses on structured notes of $45.2 million. These increases were partially offset by a $350.0 million paydown of a revolving credit facility.

38	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
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
Additionally, on April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. During the year ended November 30, 2023, SMBC exchanged 21.0 million shares of voting common stock for 42,000 shares of Series B Preferred Stock and we received cash of $31.5 million from SMBC in connection with the exchange. As a result of the exchange, our equity attributed to our voting common stock decreased by $21.0 million, our equity attributed to the Series B Preferred Stock increased by $42,000 and additional paid-in capital increased by $52.4 million. On June 20, 2024, SMBC exchanged an additional 6.6 million shares of voting common stock for 13,125 shares of Series B Preferred Stock and we received $9.8 million from SMBC in connection with the exchange.

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
At May 31, 2024, SMBC owned 9.0% of our common stock on an as-converted basis and 8.3% on a fully-diluted, as-converted basis. During the three and six months ended May 31, 2024, we paid $6.3 million and $12.6 million, respectively, or $0.30 per share on an as-converted basis, of cash dividends in respect of the Series B Preferred Stock. As of today, SMBC owns approximately 11.8% of our common stock on an as-converted basis and 10.9% on a fully-diluted, as-converted basis.
Mandatorily Redeemable Convertible Preferred Shares
Our $125.0 million of callable mandatorily redeemable cumulative convertible preferred shares (“Preferred Shares”) were converted during the first quarter of 2023 at a price of $1,000 per preferred share, plus accrued interest, into 4,654,362 common shares for $125.0 million, or $26.86 per common share.

May 2024 Form 10-Q	39

Notes to Consolidated Financial Statements
(Unaudited)
Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per common share are as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
In thousands, except per share amounts	2024	2023	2024	2023
Numerator for earnings per common share from continuing operations:
Net earnings from continuing operations	$154,647	$8,684	$318,930	$138,008
Less: Net losses attributable to noncontrolling interests	(3,785)	(3,711)	(10,237)	(10,022)
Mandatorily redeemable convertible preferred share dividends	—	—	—	(2,016)
Allocation of earnings to participating securities (1)	(13,741)	(4)	(27,930)	(830)
Net earnings from continuing operations attributable to common shareholders for basic earnings per share	$144,691	$12,391	$301,237	$145,184
Adjustment to allocation of earnings to participating securities related to diluted shares (1)	—	(1)	—	(31)
Mandatorily redeemable convertible preferred share dividends	—	—	—	2,016
Net earnings from continuing operations attributable to common shareholders for diluted earnings per share	$144,691	$12,390	$301,237	$147,169

Numerator for earnings per common share from discontinued operations:
Net earnings (losses) from discontinued operations, net of income taxes	40	—	(7,851)	—
Less: Net losses attributable to noncontrolling interests	(1,005)	—	(1,991)	—
Net earnings (losses) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$1,045	$—	$(5,860)	$—
Net earnings attributable to common shareholders for basic earnings per share	$145,736	$12,391	$295,377	$145,184
Net earnings attributable to common shareholders for diluted earnings per share	$145,736	$12,390	$295,377	$147,169

Denominator for earnings per common share:
Weighted average common shares outstanding	212,039	232,842	211,787	230,193
Weighted average shares of restricted stock outstanding with future service required	(2,329)	(1,853)	(2,366)	(1,989)
Weighted average RSUs outstanding with no future service required	10,261	11,579	10,514	12,621
Weighted average common shares	219,971	242,568	219,935	240,825
Stock options and other share-based awards	3,470	1,618	3,124	2,086
Senior executive compensation plan RSU awards	2,705	1,227	2,528	2,072
Preferred shares and mandatorily redeemable convertible preferred shares (2)	—	—	—	1,887
Weighted average diluted common shares (3)	226,146	245,413	225,587	246,870

Earnings (losses) per common share:
Basic from continuing operations	$0.66	$0.05	$1.37	$0.60
Basic from discontinued operations	—	—	(0.03)	—
Basic	$0.66	$0.05	$1.34	$0.60
Diluted from continuing operations	$0.64	$0.05	$1.34	$0.60
Diluted from discontinued operations	—	—	(0.03)	—
Diluted	$0.64	$0.05	$1.31	$0.60
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 21.1 million and 21.2 million, for the three and six months ended May 31, 2024, respectively, compared with 0.3 million and 0.5 million, during the three and six months ended May 31, 2023, respectively. Dividends paid on participating securities were not material for the three and six months ended May 31, 2024 and May 31, 2023. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)The two-class method was more dilutive for each period presented.
(3)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per common share in the future. Antidilutive shares at May 31, 2024, were 9.9% of the weighted average common shares outstanding for the both the three and six months ended May 31, 2024.

40	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Dividends

Six Months Ended May 31, 2024
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2024	February 16, 2024	February 27, 2024	$0.30
March 27, 2024	May 20, 2024	May 30, 2024	$0.30

Six Months Ended May 31, 2023
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 9, 2023	February 13, 2023	February 24, 2023	$0.30
March 28, 2023	May 15, 2023	May 26, 2023	$0.30
On June 26, 2024, our Board of Directors increased our quarterly dividend by 16.7% to $0.35 per common share, payable on August 30, 2024 to common shareholders of record at August 19, 2024. Holders of our non-voting convertible preferred shares are entitled to the increased dividend on an as-converted basis. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions and other factors that our Board of Directors may deem to be relevant.
Accumulated Other Comprehensive Income (Loss)

$ in thousands	May 31, 2024	November 30, 2023
Net unrealized losses on available-for-sale securities	$(2,965)	$(4,595)
Net currency translation adjustments and other	(166,837)	(162,541)
Net unrealized losses related to instrument-specific credit risk	(194,648)	(181,946)
Net minimum pension liability	(46,284)	(46,463)
Total accumulated other comprehensive loss, net of tax	$(410,734)	$(395,545)
Significant amounts reclassified out of accumulated other comprehensive income (loss) to net earnings:

	Three Months Ended May 31,		Six Months Ended May 31,
$ in thousands	2024	2023	2024	2023
Net unrealized gains (losses) on instrument-specific credit risk at fair value (1)	$516	$82	$2,633	$(164)
Amortization of defined benefit pension plan actuarial losses (2)	(90)	(149)	(180)	(546)
Total reclassifications for the period, net of income taxes	$426	$(67)	$2,453	$(710)
(1)Includes income tax expense of $0.2 million and $0.9 million for the three and six months ended May 31, 2024, respectively, compared with a tax benefit of $0.1 million for the six months ended May 31, 2023, which were reclassified to Principal transactions revenues.
(2)Includes income tax benefit of $0.1 million for the six months ended May 31, 2024 and $0.1 million for the six months ended May 31, 2023, which were reclassified to Compensation and benefits expenses.
Note 18. Income Taxes
At May 31, 2024 and November 30, 2023, our total gross unrecognized tax benefits were $348.3 million and $332.3 million, respectively.
At May 31, 2024 and November 30, 2023, we had interest accrued $160.3 million and $142.1 million, respectively, included in Accrued expenses and other liabilities.
The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $275.8 million and $263.0 million (net of Federal benefit) at May 31, 2024 and November 30, 2023, respectively.
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
Earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2020
New York State	2001
New York City	2006
United Kingdom	2021
Germany	2018
Hong Kong	2018
India	2010

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Income tax expense	$73.1	$9.2	$129.1	$37.9
Effective tax rate	32.1%	51.5%	28.8%	21.6%
Note 19. Commitments, Contingencies and Guarantees
Commitments

	Expected Maturity Date (Fiscal Years)
$ in millions	2024	2025	2026 and 2027	2028 and 2029	2030 and Later	Maximum Payout
Equity commitments (1)	$177.3	$16.5	$89.9	$0.2	$114.8	$398.7
Loan commitments (1)	—	252.2	88.1	—	5.2	345.5
Loan purchase commitments (2)	2,928.8	—	—	—	—	2,928.8
Underwriting commitments	157.3	—	—	—	—	157.3
Forward starting reverse repos (3)	5,344.6	—	—	—	—	5,344.6
Forward starting repos (3)	2,856.9	—	—	—	—	2,856.9
Other unfunded commitments (1)	238.6	196.8	519.5	—	—	954.9
Total commitments	$11,703.5	$465.5	$697.5	$0.2	$120.0	$12,986.7
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at May 31, 2024, Jefferies had also entered into back-to-back committed sale contracts aggregating to $2.73 billion.
(3)At May 31, 2024, all of forward starting securities purchased under agreements to resell and all of forward starting securities sold under agreements to repurchase settled within three business days.

May 2024 Form 10-Q	41

Notes to Consolidated Financial Statements
(Unaudited)
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At May 31, 2024, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $9.9 million.
Additionally, at May 31, 2024, we had other outstanding equity commitments to invest up to $339.8 million with strategic affiliates and $33.6 million to various other investments.
Loan Commitments. From time to time, we make commitments to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2024, we had outstanding loan commitments of $88.1 million to clients and $7.4 million to strategic affiliates.
Loan commitments outstanding at May 31, 2024 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
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

	Expected Maturity Date (Fiscal Years)
$ in millions	2024	2025	2026 and 2027	2028 and 2029	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$6,513.3	$15,474.2	$16,550.5	$475.0	$39,013.0
Total derivative contracts	$6,513.3	$15,474.2	$16,550.5	$475.0	$39,013.0
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2024, the fair value of derivative contracts meeting the definition of a guarantee is approximately $325.1 million.
HomeFed. For real estate development projects, we are generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee a municipality satisfactory completion of a project. As the planned area is developed and the municipality accepts the improvements, the bonds are released. At May 31, 2024, the aggregate amount of infrastructure improvement bonds outstanding was $50.9 million.
Standby Letters of Credit. At May 31, 2024, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $221.4 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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

42	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
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
Jefferies Financial Services, Inc. (“JFSI”) is a registered swap dealer subject to the CFTC’s regulatory capital requirements and is a registered security-based swap dealer with the SEC subject to the SEC’s security-based swap dealer regulatory rules and is approved by the SEC as an OTC derivatives dealer subject to compliance with the SEC’s net capital requirements. At May 31, 2024, JFSI is in compliance with these SEC and CFTC requirements. Additionally, JFSI is subject to the net capital requirements of the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million. Under CFTC Regulation 23.101, JFSI is required to maintain minimum net capital of not less than the greater of 2% of the uncleared swap margin, as defined in CFTC Regulation 23.100, or $20 million.

	As of May 31, 2024
$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC	$1,454,635	$1,329,526
JFSI - SEC	325,330	302,029
JFSI - CFTC	325,330	296,563
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
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At May 31, 2024, Jefferies LLC had $428.6 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers (commonly referred to as “PAB”), Jefferies is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At May 31, 2024, Jefferies had $272.7 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
The qualified securities meeting the 15c3-3 customer and PAB requirements are included in Cash and securities segregated and Securities purchased under agreements to resell.
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

May 2024 Form 10-Q	43

Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Investment Banking and Capital Markets:
Net revenues	$1,494.4	$1,061.0	$2,945.7	$2,278.2
Non-interest expenses	1,243.1	948.0	2,539.4	1,983.1
Earnings from continuing operations before income taxes	251.3	113.0	406.3	295.1
Asset Management:
Net revenues	156.5	(30.9)	429.9	37.5
Non-interest expenses	185.6	71.7	407.3	162.1
Earnings (losses) from continuing operations before income taxes	(29.1)	(102.6)	22.6	(124.6)
Total of Reportable Business Segments:
Net revenues	1,650.9	1,030.1	3,375.6	2,315.7
Non-interest expenses	1,428.7	1,019.7	2,946.7	2,145.2
Earnings from continuing operations before income taxes	222.2	10.4	428.9	170.5
Reconciliation to consolidated amounts:
Net revenues	5.5	7.5	19.0	5.4
Non-interest expenses	—	—	—	—
Earnings from continuing operations before income taxes (1)	5.5	7.5	19.0	5.4
Total:
Net revenues	1,656.4	1,037.6	3,394.6	2,321.1
Non-interest expenses	1,428.7	1,019.7	2,946.7	2,145.2
Earnings from continuing operations before income taxes	$227.7	$17.9	$447.9	$175.9
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

$ in millions	May 31, 2024	November 30, 2023
Investment Banking and Capital Markets	$56,842.7	$51,776.9
Asset Management	6,157.8	6,128.3
Total assets	$63,000.5	$57,905.2
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

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Americas (1)	$1,145.3	$832.2	$2,453.0	$1,814.5
Europe and the Middle East (2)	370.2	143.0	702.1	360.9
Asia-Pacific	140.9	62.4	239.5	145.7
Net revenues	$1,656.4	$1,037.6	$3,394.6	$2,321.1
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.
Note 22. Related Party Transactions
Officers, Directors and Employees
•At May 31, 2024 and November 30, 2023, we had $34.0 million and $31.0 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
•One of our directors has investments in hedge funds managed by us of approximately $4.0 million and $3.0 million at May 31, 2024 and November 30, 2023, respectively.
Vitesse Energy
On January 13, 2023, our consolidated subsidiary, Vitesse Energy, issued shares measured at a total consideration of $30.6 million in exchange for acquiring all of the outstanding capital interests of Vitesse Oil, which was controlled by JCP Fund V. We provided investment banking services to Vitesse Energy and recognized revenue of $3.0 million for the six months ended May 31, 2023, included within Investment banking revenues.

44	Jefferies Financial Group Inc.

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

Consolidated Results of Operations
Overview

	Three Months Ended May 31,
$ in thousands	2024	2023	% Change
Net revenues	$1,656,445	$1,037,610	59.6%
Non-interest expenses	1,428,691	1,019,691	40.1%
Earnings from continuing operations before income taxes	227,754	17,919	N/M
Income tax expense	73,107	9,235	691.6%
Net earnings from continuing operations	154,647	8,684	N/M
Net earnings from discontinued operations, net of income tax expense	40	—	N/M
Net losses attributable to noncontrolling interests	(4,790)	(3,513)	36.4%
Net losses attributable to redeemable noncontrolling interests	—	(198)	(100.0)%
Preferred stock dividends	13,741	—	N/M
Net earnings attributable to common shareholders	145,736	12,395	N/M
Effective tax rate	32.1%	51.5%

	Six Months Ended May 31,
$ in thousands	2024	2023	% Change
Net revenues	$3,394,648	$2,321,102	46.3%
Non-interest expenses	2,946,652	2,145,165	37.4%
Earnings from continuing operations before income taxes	447,996	175,937	154.6%
Income tax expense	129,066	37,929	240.3%
Net earnings from continuing operations	318,930	138,008	131.1%
Net losses from discontinued operations, net of income tax benefit	(7,851)	—	N/M
Net losses attributable to noncontrolling interests	(12,228)	(9,568)	27.8%
Net losses attributable to redeemable noncontrolling interests	—	(454)	(100.0)%
Preferred stock dividends	27,930	2,016	N/M
Net earnings attributable to common shareholders	295,377	146,014	102.3%
Effective tax rate	28.8%	21.6%
N/M — Not Meaningful

May 2024 Form 10-Q	45

Executive Summary
Three Months Ended May 31, 2024
Consolidated Results
•Net revenues were $1.66 billion, up 59.6% compared with $1.04 billion for the prior year comparable quarter, reflecting positive momentum in Investment Banking and continued strength in our Capital Markets businesses.
•Earnings from continuing operations before income taxes were $227.8 million, compared with $17.9 million for the prior year comparable quarter.
Business Results
•Investment banking net revenues were $803.2 million, up 59.4% compared with $503.9 million in the prior year comparable quarter. Advisory revenues were $283.9 million, up 11.7% compared with $254.2 million for the prior year comparable quarter, attributable primarily to market share gains. Total underwriting net revenues of $454.7 million were 90.8% higher than the prior year comparable quarter of $238.3 million, due to increased equity and debt underwriting activity as a result of a more robust equity and general capital markets environment as well as market share gains from the expanded capabilities and reach of our larger investment banking team.
•Equities net revenues of $407.1 million were 46.1% higher compared to $278.7 million of the prior year comparable quarter, as increased volumes and more favorable trading opportunities drove strong results across most of our equities business lines.
•Fixed income net revenues of $284.2 million remained essentially flat compared to $278.4 million for the prior year comparable quarter, as a more stable interest rate environment led to muted credit and interest rate volatility resulting in lower overall volumes.
•Asset management recognized net revenues were $156.5 million, compared with negative net revenues of $(30.9) million in the prior year comparable quarter. Other investments net revenues for the quarter meaningfully increased largely due to the inclusion of Stratos and Tessellis in our overall results as these entities became consolidated subsidiaries in the fourth quarter of 2023. Asset management fees and investment return revenues were largely flat compared to the prior year quarter.
Non-interest Expenses
•Compensation and benefits expense was $862.0 million, an increase of 49.7% compared with $575.9 million for the prior year comparable quarter. Compensation and benefits expense as a percentage of Net revenues was 52.0%, compared with 55.5% for the prior year comparable quarter. The ratio for the current quarter was impacted by the consolidation of Stratos and Tessellis, which have lower compensation ratios.
•Non-compensation expenses were $566.7 million, an increase of 27.7% compared with $443.8 million for the prior year comparable quarter. Non-compensation expenses were higher due to the inclusion of Tessellis and Stratos as operating subsidiaries following the consolidation of these entities in the fourth quarter of 2023. The increase in non-compensation expenses is also attributed to increased brokerage and clearing fees associated with increased trading volumes and increased technology and communication and business development expenses.
Six Months Ended May 31, 2024
Consolidated Results
•Net revenues were $3.39 billion, up 46.3% compared with $2.32 billion for the prior year comparable period, reflecting positive momentum in Investment Banking and continued strength in our Capital Markets businesses globally.
•Earnings from continuing operations before income taxes were $448.0 million, compared with $175.9 million for the prior year comparable period.
•Our overall results were strong for the current period, although we were negatively impacted by losses associated with our investment in Weiss Multi-Strategy Advisers (“Weiss”) resulting in a pre-tax loss to us of $56.7 million, $30.7 million of which reduced our net revenues and $26.2 million of which increased our non-compensation expenses.
Business Results
•Investment banking net revenues were $1.54 billion, compared with $1.07 billion in the prior year comparable period. Advisory revenues were $622.5 million, up 12.9% compared with $551.3 million for the prior year comparable period, attributable primarily to market share gains. Total underwriting net revenues of $793.2 million were 78.7% higher than the prior year comparable period of $443.9 million, due to increased equity and debt underwriting activity as a result of more robust equity and general capital markets environment as well as market share gains from the expanded capabilities and reach of our larger investment banking team.
•Equities net revenues of $766.2 million were 31.2% higher compared to $584.0 million of the prior year comparable period, as increased volumes and more favorable trading opportunities drove strong results across most of our equities business lines.
•Fixed income net revenues of $636.7 million remained essentially flat compared to $627.4 million for the prior year comparable quarter, as opportunities from a stronger debt underwriting market were offset by lower trading volumes due to lower market volatility.
•Asset management recognized net revenues were $429.9 million, compared with $37.6 million in the prior year comparable period. Investment return was significantly higher on improved performance across multiple investment strategies, partially offset by $30.7 million of revenue losses associated with our investment in Weiss. Other investments net revenues for the quarter were meaningfully higher than the prior year comparable quarter largely due to the inclusion of Stratos and Tessellis in our overall results as these entities became consolidated subsidiaries in the fourth quarter of 2023.
Non-interest Expenses
•Compensation and benefits expense was $1.79 billion, an increase of 39.9% compared with $1.28 billion for the prior year comparable period. Compensation and benefits expense as a percentage of Net revenues was 52.7%, compared with 55.1% for the prior year comparable period. The ratio for the current period was impacted by the consolidation of Stratos and Tessellis, which have lower compensation ratios.

46	Jefferies Financial Group Inc.

•Non-compensation expenses were $1.16 billion, an increase of 33.7% compared with $866.2 million for the prior year comparable period. Non-compensation expenses were higher due to the inclusion of Tessellis and Stratos as operating subsidiaries following the consolidation of these entities in the fourth quarter of 2023, offset by the impact of the spin-off of Vitesse Energy in January 2023. The increase in non-compensation expenses is also attributed to increased brokerage and clearing fees associated with increased trading volumes and increased technology and communication and business development expenses. Other expenses include bad debt expenses largely related to our losses associated with Weiss Strategy Advisers upon its shutdown in the first quarter of 2024.
Headcount
•At May 31, 2024, we had 7,611 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments, an increase of 2,276 employees from our headcount of 5,335 at May 31, 2023. Included within our global headcount are 2,176 employees of our Stratos, Tessellis, HomeFed, and M Science subsidiaries. Of the 2,276 headcount increase, 1,976 relates to recognizing control of Stratos and Tessellis since the fourth quarter of 2023 as the employees of these subsidiaries are now included in our overall headcount. During the past year, we have increased the number of our Investment Banking Managing Directors and related staff, along with additional technology and corporate staff to support our growth and strategic priorities.
Revenues by Source
We present our results as two reportable business segments: Investment Banking and Capital Markets and Asset Management. Additionally, corporate activities are fully allocated to each of these reportable business segments. Beginning in fiscal 2024, we now refer to “Merchant banking” as “Other investments” in our Asset Management reportable segment.
Net revenues presented for our Investment Banking and Capital Markets reportable segment include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated short- and long-term debt, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs. During 2023, we refined our allocated net interest methodology to better reflect net interest expense across our business units based on use of capital. Historical periods have been recast to conform with the revised methodology.
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

	Three Months Ended May 31,
	2024		2023
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$283,898	17.1%	$254,157	24.5%	12.9%
Equity underwriting	249,187	15.0	148,429	14.3	67.4%
Debt underwriting	205,499	12.4	89,889	8.7	96.8%
Total underwriting	454,686	27.4	238,318	23.0	78.7%
Other investment banking	64,594	3.9	11,458	1.1	77.9%
Total Investment Banking	803,178	48.4	503,933	48.6	44.6%
Equities	407,092	24.6	278,691	26.9	31.2%
Fixed income	284,177	17.2	278,395	26.8	1.5%
Total Capital Markets	691,269	41.8	557,086	53.7	15.8%
Total Investment Banking and Capital Markets (1)	1,494,447	90.2	1,061,019	102.3	29.3%
Asset management fees and revenues	16,818	1.0	15,929	1.5	30.4%
Investment return	32,942	2.0	32,477	3.1	151.3%
Other investments, inclusive of net interest	122,767	7.4	(66,180)	(6.4)	N/M
Allocated net interest (2)	(16,003)	(1.0)	(13,125)	(1.3)	39.6%
Total Asset Management	156,524	9.4	(30,899)	(3.0)	N/M
Other	5,474	0.4	7,490	0.7	252.3%
Net revenues	$1,656,445	100.0%	$1,037,610	100.0%	46.3%
N/M — Not Meaningful
(1)Allocated net interest is not separately disaggregated for Investment Banking and Capital Markets. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.
(2)Allocated net interest represents an allocation to Asset Management of our interest expense on short- and long-term debt, net of interest income on our Cash and cash equivalents and other sources of liquidity. Allocated net interest has been disaggregated to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods.

May 2024 Form 10-Q	47

	Six Months Ended May 31,
	2024		2023
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$622,465	18.3%	$551,335	23.8%	12.9%
Equity underwriting	458,490	13.5	273,874	11.8	67.4%
Debt underwriting	334,693	9.9	170,064	7.3	96.8%
Total underwriting	793,183	23.4	443,938	19.1	78.7%
Other investment banking	127,202	3.7	71,504	3.1	77.9%
Total Investment Banking	1,542,850	45.4	1,066,777	46.0	44.6%
Equities	766,230	22.6	583,985	25.2	31.2%
Fixed income	636,655	18.8	627,389	27.0	1.5%
Total Capital Markets	1,402,885	41.4	1,211,374	52.2	15.8%
Total Investment Banking and Capital Markets (1)	2,945,735	86.8	2,278,151	98.2	29.3%
Asset management fees and revenues	76,475	2.3	58,625	2.5	30.4%
Investment return	150,582	4.4	59,911	2.6	151.3%
Other investments, inclusive of net interest	233,865	6.9	(58,757)	(2.5)	N/M
Allocated net interest (2)	(31,015)	(0.9)	(22,223)	(1.0)	39.6%
Total Asset Management	429,907	12.7	37,556	1.6	N/M
Other	19,006	0.5	5,395	0.2	252.3%
Net revenues	$3,394,648	100.0%	$2,321,102	100.0%	46.3%
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
•Foursight, our wholly-owned subsidiary engaged in the lending and servicing of automobile loans (until the sale of our interest in April 2024); and
•securities and loans received or acquired in connection with our investment banking activities.

	Three Months Ended May 31,
$ in thousands	2024	2023	% Change
Advisory	$283,898	$254,157	11.7%
Equity underwriting	249,187	148,429	67.9%
Debt underwriting	205,499	89,889	128.6%
Total underwriting	454,686	238,318	90.8%
Other investment banking	64,594	11,458	463.7%
Total investment banking	$803,178	$503,933	59.4%

	Six Months Ended May 31,
$ in thousands	2024	2023	% Change
Advisory	$622,465	$551,335	12.9%
Equity underwriting	458,490	273,874	67.4%
Debt underwriting	334,693	170,064	96.8%
Total underwriting	793,183	443,938	78.7%
Other investment banking	127,202	71,504	77.9%
Total investment banking	$1,542,850	$1,066,777	44.6%

	Deals Completed
	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Advisory transactions	74	67	152	140
Public and private equity and convertible offerings	64	48	122	84
Public and private debt financings	285	158	467	279

	Aggregate Value
	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Advisory transactions	$75.9	$36.4	$130.8	$92.7
Public and private equity and convertible offerings	31.6	16.1	44.4	21.4
Public and private debt financings	160.7	48.2	268.0	91.8
Three Months Ended May 31, 2024
Investment banking revenues were $803.2 million, up 59.4% compared with $503.9 million for the prior year comparable quarter. We have made extensive investments in our investment banking business, particularly enhancing our capabilities across sectors and regions which has led to market share gains.
Advisory revenues were $283.9 million, up 11.7% compared with $254.2 million for the prior year comparable quarter, as the transaction levels increased across most sectors in the global mergers and acquisitions markets and we continued to gain market share.
Total underwriting revenues for the three months ended May 31, 2024 were $454.7 million, an increase of 90.8% from $238.3 million for the prior year comparable quarter, due to increased equity and debt underwriting activity as a result of a more robust equity and general capital markets environment as well as from the expanded capabilities and reach of our larger investment banking team resulting in market share gains.

48	Jefferies Financial Group Inc.

Other investment banking net revenues were $64.6 million, notably higher compared with net revenues of $11.5 million for the prior year comparable quarter. Results from our share of the net earnings of our Jefferies Finance joint venture increased from the prior year comparable quarter primarily driven by higher net fee income, partially offset by lower net interest income. Additionally, overall expenses decreased primarily driven by lower provision for loan losses for the current quarter. Revenues from our share of the net earnings of our Berkadia joint venture increased from the prior year comparable quarter, primarily due to an increase in mortgage origination and sales volumes and higher interest income attributable to a larger and growing loan servicing portfolio. In addition, during the three months ended May 31, 2024, we recognized gains on various equity derivative transactions related to our investment banking activities, and a $24.8 million gain from the sale of our interests in Foursight in April 2024.
Our investment banking backlog continues to strengthen and we continue to see encouraging signs of a further pickup in underwriting and mergers and acquisitions activity for the remainder of 2024 and 2025 based on current trends observed, although execution is always uncertain and dependent on market conditions. As an indicator of net revenues in a given future period, backlog snapshots are subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
Six Months Ended May 31, 2024
Investment banking revenues were $1.54 billion, up 44.6% compared with $1.07 billion for the prior year comparable period. We have made extensive investments in our investment banking business, particularly enhancing our capabilities across sectors and regions which has led to market share gains.
Advisory revenues were $622.5 million, up 12.9% compared with $551.3 million for the prior year comparable period, as transaction levels increased across most sectors in the global mergers and acquisitions markets and we continue to experience market share gains.
Total underwriting revenues were $793.2 million, an increase of 78.7% from $443.9 million for the prior year comparable period, due to increased equity and debt underwriting activity as a result of a more robust equity and general capital markets environment as well as from the expanded capabilities and reach of our larger investment banking team.
Other investment banking net revenues were $127.2 million, meaningfully higher compared with net revenues of $71.5 million for the prior year comparable period. Results from our share of the net earnings of our Jefferies Finance joint venture increased from the prior year primarily driven by higher net fee income, partially offset by lower net interest income. Additionally, overall expenses decreased primarily driven by lower provision for loan losses for the current year. Revenues from our share of the net earnings of our Berkadia joint venture increased from the prior year comparable period driven by higher interest income on a larger and growing loan servicing portfolio, partially offset by lower loan sales volume. In addition, during the six months ended May 31, 2024, we recognized gains on various equity derivative transactions related to our investment banking activities, and a $24.8 million gain from the sale of our interests in Foursight in April 2024.
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
Three Months Ended May 31, 2024
•Equities net revenues were $407.1 million, up 46.1% from $278.7 million for the prior year comparable quarter, as increased volumes and more favorable trading opportunities, including those created from increased equity underwriting activity, drove strong results across most of all of our equities business lines with particular strong performance from our cash and electronic trading businesses, including a record quarter for Asia-Pacific.
Six Months Ended May 31, 2024
•Equities net revenues were $766.2 million, up 31.2% from $584.0 million for the prior year comparable period, as increased volumes and more favorable trading opportunities drove strong results across most of all of our equities business lines with particular strong performance from our cash and electronic trading businesses.
Fixed Income Net Revenues
Fixed income is composed of net revenues from:
•executing transactions for clients and making markets in securitized products, investment grade, high-yield, distressed, emerging markets, municipal and sovereign securities, and bank loans;
•interest rate derivatives and credit derivatives; and
•structuring and financing services.
Three Months Ended May 31, 2024
•Fixed income net revenues were $284.2 million, compared to $278.4 million for the prior year quarter, as a more stable interest rate environment led to muted credit and interest rate volatility resulting in lower overall volumes. Revenues from our securitized markets business were particularly strong on an opening of the securitization market, partially offset by reduced activity in our global structured solutions business and less favorable results from our U.S. rates and credit trading businesses.
Six Months Ended May 31, 2024
•Fixed income net revenues were $636.7 million, compared to $627.4 million for the prior year comparable period, as stronger debt underwriting activity offset less market volatility. Revenues from our securitized markets and distressed trading businesses generated particularly strong results offset by reduced activity in our global structured solutions business and less favorable results across our municipal securities and emerging markets businesses which were particularly strong in the prior year period.

May 2024 Form 10-Q	49

Asset Management
We operate a diversified alternative asset management platform offering institutional clients a range of investment strategies directly and through our affiliated asset managers. We provide certain of our affiliated asset managers access to our global operational infrastructure and support. This may include strategy and product development, daily operations and finance-related activities, compliance, legal and human resources support, as well as marketing and business development.
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

	Three Months Ended May 31,
$ in thousands	2024	2023	% Change
Asset management fees:
Equities	$1,199	$492	143.7%
Multi-asset	5,791	4,371	32.5%
Total asset management fees	6,990	4,863	43.7%
Revenue from strategic affiliates (1)	9,828	11,066	(11.2)%
Total asset management fees and revenues	16,818	15,929	5.6%
Investment return	32,942	32,477	1.4%
Other investments	122,767	(66,180)	N/M
Allocated net interest	(16,003)	(13,125)	21.9%
Total Asset Management	$156,524	$(30,899)	N/M

	Six Months Ended May 31,
$ in thousands	2024	2023	% Change
Asset management fees:
Equities	$3,697	$2,099	76.1%
Multi-asset	32,654	20,522	59.1%
Total asset management fees	36,351	22,621	60.7%
Revenue from strategic affiliates (1)	40,124	36,004	11.4%
Total asset management fees and revenues	76,475	58,625	30.4%
Investment return	150,582	59,911	151.3%
Other investments	233,865	(58,757)	N/M
Allocated net interest	(31,015)	(22,223)	39.6%
Total Asset Management	$429,907	$37,556	1,044.7%
(1)Includes our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended May 31, 2024
Asset management fees and revenues were $16.8 million, modestly higher from $15.9 million for the prior year comparable quarter, reflecting higher management fees on funds managed by us offset by lower revenue earned through our strategic affiliates.
Investment return was $32.9 million, flat compared with $32.5 million for the prior year comparable quarter, as a slight increase attributable to investment outperformance across multiple fund strategies was partially offset by losses in other strategies during the period.
Other investments net revenues were $122.8 million, compared with negative net revenues of $(66.2) million in the prior year comparable quarter, with the increase primarily driven by the consolidation of Stratos and Tessellis in the fourth quarter of 2023 as well as net gains from investment positions.
Six Months Ended May 31, 2024
Our overall results were strong for the current period, although we were negatively impacted by losses associated with our investment in Weiss resulting in a pre-tax loss to us of $56.7 million, $30.7 million of which reduced our net revenues and $26.2 million of which increased our non-compensation expenses.
Asset management fees and revenues were $76.5 million, compared with $58.6 million for the prior year, reflecting higher management and performance fees on funds managed by us and an increase in performance and similar fees and revenues earned through our strategic affiliates, partially offset by lower management fees earned through our strategic affiliates.
Investment return was $150.6 million, compared with $59.9 million for the prior year comparable period, with the increase driven by improved returns generated across multiple fund strategies, partially offset by losses of $30.7 million associated with our investment in Weiss.
Other investments net revenues were $233.9 million, compared with negative net revenues of $(58.8) million in the prior year comparable period, with the increase primarily driven by the consolidation of Stratos and Tessellis in the fourth quarter of 2023, partially offset by the spin-off of Vitesse Energy in January 2023 as well as net gains from investment positions.

50	Jefferies Financial Group Inc.

Assets under Management
We and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of $24.3 billion and $28.0 billion at May 31, 2024 and November 30, 2023, respectively. Net asset value or net asset value equivalent assets under management are composed of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:
•Net asset values of investments made by us in funds or separately managed accounts were approximately $3.7 billion at May 31, 2024 and approximately $3.5 billion at November 30, 2023. We invest in certain strategies using our own capital, often before opening a strategy to outside capital. The net asset values include our capital of $1.7 billion at May 31, 2024 and $1.8 billion at November 30, 2023 plus amounts financed of $2.0 billion at May 31, 2024 and $1.8 billion at November 30, 2023. Revenues related to the investments made by us are presented in Investment return within the results of our asset management business.
•Assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $18.2 billion at May 31, 2024 and $22.4 billion at November 30, 2023. Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.
•Third-party investments actively managed by our wholly-owned managers were $2.4 billion at May 31, 2024 and $2.1 billion at November 30, 2023. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.

$ in millions	May 31, 2024	November 30, 2023
Assets under management:
Equities	$555	$448
Multi-asset	1,797	1,606
Total	$2,352	$2,054

	Three Months Ended May 31,		Six Months Ended May 31,
$ in millions	2024	2023	2024	2023
Assets under management:
Balance, beginning of period	$2,156	$1,525	$2,054	$1,248
Net cash inflows	184	19	236	267
Net market appreciation (depreciation)	12	20	62	49
Balance, end of period	$2,352	$1,564	$2,352	$1,564
Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which “Regulatory Assets Under Management” is reported to the SEC on Form ADV.
Asset Management Investments
Our asset management business makes seed and additional strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the revenues or profits of the affiliated manager. The following table represents our investments by type of asset manager:

$ in thousands	May 31, 2024	November 30, 2023
Jefferies Financial Group Inc.; as manager:
Fund investments (1)	$207,220	$179,533
Separately managed accounts (2)	141,251	187,350
Total	$348,471	$366,883
Strategic affiliates; as manager:
Fund investments (1)	$981,804	$936,743
Separately managed accounts (2)	397,632	458,894
Investments in asset managers	53,288	40,363
Total	$1,432,724	$1,436,000
Total asset management investments	$1,781,195	$1,802,883
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At May 31, 2024 and November 30, 2023, $10.7 million and $11.9 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
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
Non-interest Expenses

	Three Months Ended May 31,
$ in thousands	2024	2023	% Change
Compensation and benefits	$861,993	$575,868	49.7%
Brokerage and clearing fees	110,536	96,592	14.4%
Underwriting costs	18,552	13,169	40.9%
Technology and communications	135,238	118,936	13.7%
Occupancy and equipment rental	29,327	24,395	20.2%
Business development	68,630	43,587	57.5%
Professional services	75,493	68,514	10.2%
Depreciation and amortization	49,946	25,310	97.3%
Cost of sales	37,462	2,362	N/M
Other	41,514	50,958	(18.5)%
Total non-interest expenses	$1,428,691	$1,019,691	40.1%

May 2024 Form 10-Q	51

	Six Months Ended May 31,
$ in thousands	2024	2023	% Change
Compensation and benefits	$1,788,864	$1,278,926	39.9%
Brokerage and clearing fees	220,206	177,066	24.4%
Underwriting costs	37,036	26,376	40.4%
Technology and communications	272,750	232,321	17.4%
Occupancy and equipment rental	57,480	51,710	11.2%
Business development	126,281	80,425	57.0%
Professional services	153,337	130,675	17.3%
Depreciation and amortization	93,148	58,602	59.0%
Cost of sales	72,133	4,530	N/M
Other	125,417	104,534	20.0%
Total non-interest expenses	$2,946,652	$2,145,165	37.4%
Total Non-interest Expenses
Three Months Ended May 31, 2024
Non-interest expenses were $1.43 billion, an increase of 40.1%, compared with $1.02 billion for the prior year comparable quarter. The increase is primarily due to an increase in overall business activity and compensation expense. Non-compensation expenses are higher due to the inclusion of Tessellis and Stratos as operating subsidiaries following the consolidation of these entities in the fourth quarter of 2023.
Six Months Ended May 31, 2024
Non-interest expenses were $2.95 billion, an increase of 37.4%, compared with $2.15 billion for the prior year comparable period. The increase is primarily due to an increase in overall business activity and compensation expense. Non-compensation expenses are impacted by the inclusion of Tessellis and Stratos as operating subsidiaries following the consolidation of these entities in the fourth quarter of 2023, partially offset by the impact of the spin-off of Vitesse Energy in January 2023.
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
Compensation and benefits expense was $862.0 million and $1.79 billion for the three and six months ended May 31, 2024, respectively, compared with $575.9 million and $1.28 billion for the three and six months ended May 31, 2023, respectively. A significant portion of our compensation expense is highly variable with net revenues. Compensation and benefits expense as a percentage of Net revenues was 52.0% and 52.7% for the three and six months ended May 31, 2024, respectively, compared with 55.5% and 55.1% for the three and six months ended May 31, 2023, respectively. The ratio for the current period was impacted by the consolidation of Stratos and Tessellis, which have much lower compensation rates proportionate to net revenues.
Compensation expense related to the amortization of share- and cash-based awards was $118.6 million and $246.7 million for the three and six months ended May 31, 2024, respectively, compared with $65.4 million and $146.7 million for the three and six months ended May 31, 2023, respectively.
At May 31, 2024, we had 7,611 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments, an increase of 2,276 employees from our headcount of 5,335 at May 31, 2023. Included within our global headcount are 2,176 employees of our Stratos, Tessellis, HomeFed, and M Science subsidiaries. Of the 2,276 headcount increase, 1,976 relates to recognizing control of Stratros and Tessellis during the fourth quarter of 2023 as the employees of those subsidiaries are now included in our overall headcount. During the past year, we have increased the number of our Investment Banking Managing Directors and related staff, along with additional technology and corporate staff to support our growth and strategic priorities.
Non-interest Expenses (Excluding Compensation and Benefits)
Three Months Ended May 31, 2024
Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues was 34.2% and 42.8% for the three months ended May 31, 2024 and 2023, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $13.9 million due to increased trading volumes and increased fees paid to third party asset managers as a result of strong performance.
•Technology and communication were higher by $16.3 million related to the continued development of various trading and management systems and increased market data costs and costs attributed to Stratos and Tessellis.
•Business development was higher by $25.0 million reflecting increased investment banking and capital markets deal activity.
•Professional services expenses were higher by $7.0 million primarily on increased transaction related legal fees associated with capital markets transaction and litigation as well as consulting fees related to strategic technology investment initiatives.
•Cost of sales and depreciation and amortization expenses were higher by $59.7 million reflecting the consolidation of Stratos and Tessellis.
Six Months Ended May 31, 2024
Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues was 34.1% and 37.3% for the six months ended May 31, 2024 and 2023, respectively, and was impacted by the following:

52	Jefferies Financial Group Inc.

•Brokerage and clearing fees were higher by $43.1 million due to increased trading volumes.
•Technology and communication were higher by $40.5 million related to the continued development of various trading and management systems and increased market data costs.
•Business development was higher by $45.9 million reflecting increased investment banking and capital markets deal activity.
•Professional services expenses were higher by $22.6 million primarily on increased transaction related legal fees associated with capital markets transaction and litigation as well as consulting fees related to strategic technology investment initiatives.
•Cost of sales and depreciation and amortization expenses were higher by $102.1 million primarily reflecting the consolidation of Stratos and Tessellis, partially offset by spin-off of Vitesse Energy in January 2023.
•Other expenses were higher primarily due to bad debt expenses of $26.2 million associated with Weiss.
Income Taxes
For the three months ended May 31, 2024 and 2023, the provision for income taxes was $73.1 million and $9.2 million, respectively, representing an effective tax rate of 32.1% and 51.5%, respectively. The lower rate for the three months ended May 31, 2024 is primarily due to the higher amount of pre-tax income in the current quarter compared to the prior year comparable quarter.
For the six months ended May 31, 2024 and 2023, the provision for income taxes was $129.1 million and $37.9 million, respectively, representing an effective tax rate of 28.8% and 21.6%, respectively. The higher rate for the six months ended May 31, 2024 is primarily due to the recognition of a smaller excess tax benefit on restricted stock distributed in the current year.
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
Valuation of Financial Instruments
Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Unrealized gains or losses are generally recognized in Principal transactions revenues.
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

May 2024 Form 10-Q	53

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
In the first quarter of 2023, we performed a valuation of our equity method investment in Golden Queen as forecasts of the expected future production of gold and silver from its mine had declined from previous periods. Our estimate of fair value was based on a discounted cash flow analysis, which included management’s projections of future Golden Queen cash flows and a discount rate of 11.0%. As a result of this valuation analysis, an impairment loss of $22.1 million was recorded in Other income for the three months ended February 28, 2023. During the three months ended May 31, 2023, we recognized an additional impairment loss of $7.3 million primarily due to further declines in cash flows at Golden Queen. We sold Golden Queen in the fourth quarter of 2023 and recognized a gain of $1.7 million on the sale.
Goodwill
At May 31, 2024, goodwill of $1.82 billion represents 2.9% of total assets. The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023 and Note 13, Goodwill and Intangible Assets in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date for a substantial portion of our reporting units is August 1 and November 30 for other identified reporting units. The results of our annual tests did not indicate any goodwill impairment.
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

54	Jefferies Financial Group Inc.

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
The carrying values of goodwill by reporting unit at May 31, 2024 are as follows: $700.4 million in Investment Banking, $255.4 million in Equities and Wealth Management, $576.7 million in Fixed Income, $143.0 million in Asset Management and $147.3 million attributed to various individual other investments.
Liquidity, Financial Condition and Capital Resources
Our CFO and Global Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature and needs of our day to day business operations, business opportunities, regulatory obligations and liquidity requirements.
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
We also own a legacy portfolio of businesses and investments that are reflected as consolidated subsidiaries, equity investments or securities. Over the past several quarters, we completed several critical steps to substantially liquidate our legacy merchant banking portfolio of businesses, including the spin-off of Vitesse Energy in January 2023, the sale of Golden Queen in November 2023, the sale of our interests in Foursight in April 2024 and the expected sale of the wholesale operations of OpNet (anticipated to close in the third quarter of 2024).
In keeping with our strategy of returning excess liquidity to shareholders, during the six months ended May 31, 2024, we returned an aggregate of $183.8 million to shareholders primarily in the form of $139.8 million in cash dividends and the repurchases of 1.1 million common shares for a total of $44.0 million at a weighted average price of $40.66 per share in connection with the net share settlement for tax purposes of stock awards under our equity compensation plans.
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

$ in millions	May 31, 2024	November 30, 2023	% Change
Total assets	$63,000.5	$57,905.2	8.8%
Cash and cash equivalents	10,841.6	8,526.4	27.2%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,097.4	1,414.6	(22.4)%
Financial instruments owned	22,786.7	21,747.5	4.8%
Financial instruments sold, not yet purchased	11,926.4	11,251.2	6.0%
Total Level 3 assets	691.3	680.6	1.6%
Securities borrowed	$7,141.9	$7,192.1	(0.7)%
Securities purchased under agreements to resell	6,744.6	5,950.5	13.3%
Total securities borrowed and securities purchased under agreements to resell	$13,886.5	$13,142.6	5.7%
Securities loaned	$2,244.1	$1,840.5	21.9%
Securities sold under agreements to repurchase	11,037.1	10,920.6	1.1%
Total securities loaned and securities sold under agreements to repurchase	$13,281.2	$12,761.1	4.1%

May 2024 Form 10-Q	55

Total assets at May 31, 2024 and November 30, 2023 were $63.00 billion and $57.91 billion, respectively, an increase of 8.8%. During the three and six months ended May 31, 2024, average total assets were approximately 10.5% and 9.5% higher, respectively, than total assets at May 31, 2024.
Our total Financial instruments owned inventory was $22.79 billion at May 31, 2024, an increase of 4.8%, from $21.75 billion at November 30, 2023. During the six months ended May 31, 2024, our total Financial instruments owned inventory increased primarily due to increases in corporate debt, equity securities, and municipal securities, partially offset by decreases in U.S. government and agency securities and sovereign obligations. Financial instruments sold, not yet purchased inventory was $11.93 billion at May 31, 2024, an increase of 6.0% from $11.25 billion at November 30, 2023, primarily driven by an increase in corporate equity securities, partially offset by decreases in sovereign obligations and derivative contracts. Our overall net inventory position was $10.86 billion and $10.50 billion at May 31, 2024 and November 30, 2023, respectively, with the increase primarily due to increases in sovereign obligations, municipal securities, corporate debt securities, loans sold at fair value and investments at fair value, partially offset by decreases in U.S. government and agency securities and corporate equity securities.
Level 3 assets:

$ in millions	May 31, 2024	Percent	November 30, 2023	Percent
Investment Banking	$148.0	21.4%	$129.3	19.0%
Equities and Fixed Income	365.7	52.9	337.2	49.5
Asset Management (1)	160.1	23.2	198.4	29.2
Other	17.5	2.5	15.7	2.3
Total	$691.3	100.0%	$680.6	100.0%
(1)At May 31, 2024 and November 30, 2023, $110.4 million and $121.4 million, respectively, are attributed to Other investments within our Asset Management reportable segment.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. Our average month end balance of total reverse repurchase agreements and stock borrows during the three and six months ended May 31, 2024 were 30.5% and 28.5% higher than the balance at May 31, 2024. Our average month end balances of total repurchase agreements and stock loans during the three and six months ended May 31, 2024 were 31.6% and 34.8% higher, respectively, than the balance at May 31, 2024.
Select information related to repurchase agreements:

$ in millions	Six Months Ended May 31, 2024	Year Ended November 30, 2023
Securities Purchased Under Agreements to Resell:
Period end	$6,745	$5,951
Month end average	9,004	7,681
Maximum month end	10,388	10,767
Securities Sold Under Agreements to Repurchase:
Period end	$11,037	$10,921
Month end average	15,190	13,556
Maximum month end	20,971	17,981
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
Leverage Ratios:

$ in millions	May 31, 2024	November 30, 2023
Total assets	$63,001	$57,905
Total equity	$9,952	$9,802
Total shareholders’ equity	$9,875	$9,710
Deduct: Goodwill and intangible assets	(2,057)	(2,045)
Tangible shareholders’ equity	$7,818	$7,665
Leverage ratio (1)	6.3	5.9
Tangible gross leverage ratio (2)	7.8	7.3
(1)Leverage ratio equals total assets divided by total equity.
(2)Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible shareholders’ equity. The tangible gross leverage ratio is used by rating agencies in assessing our leverage ratio.
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

56	Jefferies Financial Group Inc.

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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $20.72 billion at May 31, 2024 exceeded our cash capital requirements.
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

May 2024 Form 10-Q	57

Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2024, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
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
Sources of Liquidity
Financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

$ in thousands	May 31, 2024	Average Balance Three Months Ended May 31, 2024 (1)	November 30, 2023
Cash and cash equivalents:
Cash in banks	$4,236,273	$4,058,039	$2,606,673
Money market investments (2)	6,605,349	4,785,640	5,919,690
Total cash and cash equivalents	10,841,622	8,843,679	8,526,363
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,558,622	1,474,678	1,472,524
Other (4)	689,456	693,235	456,341
Total other sources	2,248,078	2,167,913	1,928,865
Total cash and cash equivalents and other liquidity sources	$13,089,700	$11,011,592	$10,455,228
Total cash and cash equivalents and other liquidity sources as % of Total assets	20.8%		18.1%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	21.5%		18.7%
(1)Average balances are calculated based on weekly balances.
(2)At May 31, 2024 and November 30, 2023, $6.59 billion and $5.90 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $15.3 million and $15.2 million for May 31, 2024 and November 30, 2023, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended May 31, 2024 was $4.76 billion.
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

58	Jefferies Financial Group Inc.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2024, we had the ability to readily obtain repurchase financing for 79.1% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
Financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral:

	May 31, 2024
$ in thousands	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$4,816,923	$906,027
Corporate debt securities	5,084,759	267,913
U.S. government, agency and municipal securities	3,497,847	144,323
Other sovereign obligations	1,333,168	1,121,304
Agency mortgage-backed securities (1)	3,165,254	—
Loans and other receivables	122,707	—
Total	$18,020,658	$2,439,567

	November 30, 2023
$ in thousands	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$4,062,977	$652,131
Corporate debt securities	4,785,701	171,457
U.S. government, agency and municipal securities	3,852,232	111,423
Other sovereign obligations	1,562,346	1,120,074
Agency mortgage-backed securities (1)	3,220,918	—
Loans and other receivables	210,373	—
Total	$17,694,547	$2,055,085
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short- and intermediate term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively, “repos”), respectively. During the six months ended May 31, 2024, an average of approximately 61.6% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months at May 31, 2024.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At May 31, 2024, short-term borrowings, which must be repaid within one year or less include bank loans, overdrafts and borrowings under revolving credit facilities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $1.56 billion and $1.28 billion for the three and six months ended May 31, 2024, respectively.
At May 31, 2024 and November 30, 2023, our borrowings under bank loans in Short-term borrowings were $955.4 million and $937.1 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At May 31, 2024, we were in compliance with all covenants under these credit facilities.

May 2024 Form 10-Q	59

In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under this program are presented within Other secured financings. At May 31, 2024, the outstanding notes totaled $1.54 billion, bear interest at a spread over the Secured Overnight Funding Rate (“SOFR”) or the Euro Short-Term Rate (“ESTER”) and mature from June 2024 to July 2026.
Total Long-Term Capital
At May 31, 2024 and November 30, 2023, we had total long-term capital of $20.72 billion and $17.70 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.08:1 and 0.81:1, respectively. See “Equity Capital” herein for further information on our change in total equity.

$ in thousands	May 31, 2024	November 30, 2023
Unsecured Long-Term Debt (1)	$10,764,249	$7,902,079
Total Mezzanine Equity	406	406
Total Equity	9,952,186	9,802,135
Total Long-Term Capital	$20,716,841	$17,704,620
(1)Amounts at May 31, 2024 and November 30, 2023 exclude our secured long-term debt. The amounts at May 31, 2024 and November 30, 2023 exclude $542.1 million and $544.2 million, respectively, of our 1% Euro Medium Term Note as the note matures on July 19, 2024. The amount at May 31, 2024 excludes $8.5 million of our 5.500% Callable Note as the note matures on February 22, 2025. Also, the amounts at May 31, 2024 and November 30, 2023 exclude $72.7 million and $51.0 million, respectively, of structured notes as the notes mature within one year.
Long-Term Debt
During the six months ended May 31, 2024, long-term debt increased by $2.97 billion to $12.67 billion at May 31, 2024, primarily due to proceeds of $3.07 billion from the issuance of unsecured senior notes, $124.8 million from net issuances of structured notes and $79.2 million from increased subsidiaries secured borrowings, and valuation losses on structured notes of $45.2 million. These increases were partially offset by a $350.0 million paydown of a revolving credit facility.
At May 31, 2024 and November 30, 2023, our borrowings under several credit facilities classified within Long-term debt were $788.8 million and $735.2 million, respectively.
At May 31, 2024, our unsecured long-term debt has a weighted average maturity of 7.3 years.
Long-term debt ratings:

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2024, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $96.9 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our CFP and calculation of MLO, as described above.
Equity Capital
Common Stock
At May 31, 2024, we had 565,000,000 authorized shares of voting common stock with a par value of $1.00 per share. At May 31, 2024, we had outstanding 212,053,183 common shares, 14,179,000 share-based awards that do not require the holder to pay any exercise price and 5,064,740 stock options that require the holder to pay a weighted average exercise price of $22.69 per share. The 14,179,000 share-based awards include the target number of shares under the senior executive award plan until the performance period is complete.
The Board of Directors has authorized the repurchase of common stock under a share repurchase program. Additionally, treasury stock repurchases include repurchases of common stock for net-share withholding under our equity compensation plan. For the six months ended May 31, 2024, we did not repurchase any shares under our share repurchase program and at May 31, 2024, we had $250.0 million remaining authorization of future repurchases.
Dividends declared:

Six Months Ended May 31, 2024
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2024	February 16, 2024	February 27, 2024	$0.30
March 27, 2024	May 20, 2024	May 30, 2024	$0.30
On June 26, 2024, our Board of Directors increased our quarterly dividend by 16.7% to $0.35 per common share, payable on August 30, 2024 to common shareholders of record at August 19, 2024. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions and other factors that our Board of Directors may deem to be relevant.

60	Jefferies Financial Group Inc.

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
Additionally, on April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. During the year ended November 30, 2023, SMBC exchanged 21.0 million shares of voting common stock for 42,000 shares of Series B Preferred Stock and we received cash of $31.5 million from SMBC in connection with the exchange. As a result of the exchange, our equity attributed to our voting common stock decreased by $21.0 million, our equity attributed to the Series B Preferred Stock increased by $42,000 and additional paid-in capital increased by $52.4 million. On June 20, 2024, SMBC exchanged an additional 6.6 million shares of voting common stock for 13,125 shares of Series B Preferred Stock and we received $9.8 million from SMBC in connection with the exchange.
During the three and six months ended May 31, 2024, we paid $6.3 million and $12.6 million, respectively, or $0.30 per share on an as-converted basis, of cash dividends in respect of the Series B Preferred Stock.
Net Capital
Jefferies LLC is a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant (“FCM”), is also subject to Regulation 1.17 of the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act (“CEA”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-
dealer and FCM is equal to the greater of the requirement under SEA Rule 15c3-1 or CFTC Regulation 1.17.
Jefferies Financial Services, Inc. (“JFSI”) is a registered swap dealer subject to the CFTC’s regulatory capital requirements and is a registered security-based swap dealer with the SEC subject to the SEC’s security-based swap dealer regulatory rules and is approved by the SEC as an OTC derivatives dealer subject to compliance with the SEC’s net capital requirements. At May 31, 2024, JFSI is in compliance with these SEC and CFTC requirements. Additionally, JFSI is subject to the net capital requirements of the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEA Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million. Under CFTC Regulation 23.101, JFSI is required to maintain minimum net capital of not less than the greater of 2% of the uncleared swap margin, as defined in CFTC Regulation 23.100, or $20 million.

	Net Capital	Excess Net Capital
Jefferies LLC	$1,454,635	$1,329,526
JFSI - SEC	325,330	302,029
JFSI - CFTC	325,330	296,563
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
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At May 31, 2024, Jefferies LLC had $428.6 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers (commonly referred to as “PAB”), Jefferies is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At May 31, 2024, Jefferies had $272.7 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.

May 2024 Form 10-Q	61

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

62	Jefferies Financial Group Inc.

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

	VaR at May 31, 2024	Daily Firmwide VaR (1)
$ in millions		Daily VaR for the Three Months Ended May 31, 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$6.32	$6.08	$8.10	$4.88
Equity Prices	10.63	11.03	20.69	9.08
Currency Rates	0.65	0.73	2.82	0.24
Commodity Prices	0.31	0.52	1.09	0.15
Diversification Effect (2)	(4.98)	(5.00)	N/A	N/A
Firmwide VaR (3)	$12.93	$13.36	$15.97	$11.69

	VaR at February 29, 2024	Daily Firmwide VaR (1)
$ in millions		Daily VaR for the Three Months Ended February 29 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$7.60	$6.10	$7.92	$4.17
Equity Prices	13.42	13.34	16.04	7.76
Currency Rates	0.84	0.67	1.20	0.46
Commodity Prices	0.71	0.45	1.38	0.21
Diversification Effect (2)	(5.72)	(5.43)	N/A	N/A
Firmwide VaR (3)	$16.85	$15.13	$18.70	$10.26
(1)The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period
(2)The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.
VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities by interest rate and credit spreads, equity, currency and commodity products:

	VaR at May 31, 2024	Daily Capital Markets VaR (1)
$ in millions		Daily VaR for the Three Months Ended May 31, 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$6.23	$6.34	$8.38	$5.10
Equity Prices	5.72	6.90	19.12	5.19
Currency Rates	0.45	0.41	0.47	0.36
Commodity Prices	0.02	0.01	0.03	—
Diversification Effect (2)	(3.97)	(4.71)	N/A	N/A
Capital Markets VaR (3)	$8.45	$8.95	$10.59	$7.59

	VaR at February 29, 2024	Daily Capital Markets VaR (1)
$ in millions		Daily VaR for the Three Months Ended February 29 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$7.55	$5.85	$7.92	$4.03
Equity Prices	6.08	7.94	11.24	4.24
Currency Rates	0.42	0.53	0.90	0.37
Commodity Prices	—	—	—	—
Diversification Effect (2)	(2.74)	(4.35)	N/A	N/A
Capital Markets VaR (3)	$11.31	$9.97	$12.47	$6.50
(1)The diversification effect is not applicable for the maximum and minimum VaR values as the capital markets VaR and the VaR values for the four risk categories might have occurred on different days during the period.
(2)The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.

May 2024 Form 10-Q	63

Our average daily firmwide VaR decreased to $13.36 million for the three months ended May 31, 2024 from $15.13 million for the three months ended February 29, 2024. The decrease was driven by lower equity exposure attributable to the closure of a residual block trade in global equities towards the end of first quarter and lower equity exposures in asset management. Our average daily capital markets VaR decreased to $8.95 million for the three months ended May 31, 2024 from $9.97 million for the three months ended February 29, 2024, primarily due lower equity exposure attributable to the closure of a residual block trade in global equities towards the end of first quarter.

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2024, there were zero days when the aggregate net trading loss exceeded the 95% one day VaR.
In the second quarter of 2024, VaR decreased driven by lower equity exposure on average from a residual block trade in global equities which was sold the end of the first quarter and lower equity exposure in asset management.
Daily Net Trading Revenue

We had one day with firmwide trading losses out of a total of 64 trading days in the three months ended May 31, 2024. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities:

64	Jefferies Financial Group Inc.

Other Risk Measures
Sensitivity analysis is viewed as the most appropriate measure of risks for certain positions within financial instruments and therefore such positions are not included in the VaR model. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2024:

$ in thousands	10% Sensitivity
Investment in funds (1)	$129,126
Private investments	56,883
Corporate debt securities in default	12,370
Trade claims	3,813
(1)Includes investments in hedge funds, fund of funds and private equity funds classified within Level 3 of the fair value hierarchy and excluded from the fair value hierarchy based on net asset value.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.5 million at May 31, 2024, which is included in other comprehensive income.
Other Risk
We are also subject to interest rate risk on our long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The following table represents principal cash flows by expected maturity dates and the related weighted-average interest rate on those maturities for our consolidated long-term debt obligations, inclusive of any related interest rate hedges. For the variable rate borrowings, the weighted-average interest rates are based on the rates in effect at the reporting date. Our market risk with respect to foreign currency exposure on our long-term debt is also presented in the table below.

	Expected Maturity Date (Fiscal Years)
$ in thousands	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$132,500	$181,890	$107,508	$529,600	$1,083,018	$5,154,794	$7,189,310	$6,953,849
Weighted-Average Interest Rate	0.68%	4.66%	5.83%	5.25%	5.83%	5.56%
Variable Interest Rate Borrowings	$108,515	$77,337	$581,383	$907,890	$12,788	$1,497,557	$3,185,470	$2,953,147
Weighted-Average Interest Rate	6.33%	6.43%	7.37%	7.73%	7.39%	7.19%
Borrowings with Foreign Currency Exposure	$542,125	$64,734	$855,473	$—	$—	$1,363,553	$2,825,885	$2,686,861
Weighted-Average Interest Rate	1.00%	5.32%	3.94%	—%	—%	6.11%
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

May 2024 Form 10-Q	65

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
Current counterparty credit exposures at May 31, 2024 and November 30, 2023 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure within the following tables.

66	Jefferies Financial Group Inc.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023
AAA Range	$—	$—	$15.7	$15.1	$—	$—	$15.7	$15.1	$6,605.3	$5,919.7	$6,621.0	$5,934.8
AA Range	75.1	75.1	138.1	113.3	5.8	0.9	219.0	189.3	69.1	4.4	288.1	193.7
A Range	0.1	—	1,103.6	884.2	439.8	293.1	1,543.5	1,177.3	4,012.5	2,502.1	5,556.0	3,679.4
BBB Range	265.5	250.0	46.4	81.6	46.8	50.4	358.7	382.0	154.7	100.2	513.4	482.2
BB or Lower	38.2	38.0	28.6	16.1	14.7	65.6	81.5	119.7	—	—	81.5	119.7
Unrated	370.3	341.1	—	—	5.7	7.5	376.0	348.6	—	—	376.0	348.6
Total	$749.2	$704.2	$1,332.4	$1,110.3	$512.8	$417.5	$2,594.4	$2,232.0	$10,841.6	$8,526.4	$13,436.0	$10,758.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023
Asia-Pacific/Latin America/Other	$15.8	$15.8	$106.0	$57.8	$0.8	$3.2	$122.6	$76.8	$420.2	$378.2	$542.8	$455.0
Europe and the Middle East	0.1	—	538.7	482.1	101.3	92.6	640.1	574.7	44.1	43.3	684.2	618.0
North America	733.3	688.4	687.7	570.4	410.7	321.7	1,831.7	1,580.5	10,377.3	8,104.9	12,209.0	9,685.4
Total	$749.2	$704.2	$1,332.4	$1,110.3	$512.8	$417.5	$2,594.4	$2,232.0	$10,841.6	$8,526.4	$13,436.0	$10,758.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023	May 31, 2024	November 30, 2023
Asset Managers	$7.5	$7.4	$1.0	$0.8	$—	$—	$8.5	$8.2	$6,605.3	$5,919.7	$6,613.8	$5,927.9
Banks, Broker-Dealers	250.3	250.0	838.3	752.0	501.9	341.5	1,590.5	1,343.5	4,236.3	2,606.7	5,826.8	3,950.2
Commodities	—	—	—	—	—	10.2	—	10.2	—	—	—	10.2
Corporates	219.4	177.0	—	—	7.9	53.2	227.3	230.2	—	—	227.3	230.2
As Agent Banks	—	—	401.9	287.7	—	—	401.9	287.7	—	—	401.9	287.7
Other	272.0	269.8	91.2	69.8	3.0	12.6	366.2	352.2	—	—	366.2	352.2
Total	$749.2	$704.2	$1,332.4	$1,110.3	$512.8	$417.5	$2,594.4	$2,232.0	$10,841.6	$8,526.4	$13,436.0	$10,758.4

May 2024 Form 10-Q	67

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at May 31, 2024 and November 30, 2023 to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure:

	May 31, 2024
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$274.2	$(188.4)	$36.0	$0.1	$42.8	$373.7	$62.8	$538.4	$601.2
United Kingdom	1,239.3	(650.0)	(311.5)	0.1	69.8	89.9	17.2	437.6	454.8
France	609.1	(674.9)	213.4	—	196.2	4.5	—	348.3	348.3
Hong Kong	34.5	(12.0)	(13.0)	—	1.8	—	205.9	11.3	217.2
Netherlands	476.1	(516.9)	210.9	—	11.0	1.4	0.4	182.5	182.9
Spain	440.4	(277.3)	(76.3)	—	62.1	0.7	0.5	149.6	150.1
Switzerland	296.8	(233.5)	3.8	—	59.2	2.0	0.3	128.3	128.6
India	20.7	(20.3)	(0.7)	—	—	—	120.9	(0.3)	120.6
Australia	471.6	(395.1)	(14.0)	—	20.4	0.1	33.3	83.0	116.3
Japan	1,232.6	(1,202.0)	(8.9)	—	56.5	—	23.4	78.2	101.6
Total	$5,095.3	$(4,170.4)	$39.7	$0.2	$519.8	$472.3	$464.7	$1,956.9	$2,421.6

	November 30, 2023
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
France	$649.7	$(428.0)	$(70.2)	$—	$183.6	$6.0	$—	$341.1	$341.1
Canada	216.5	(168.5)	2.1	—	83.0	191.6	1.7	324.7	326.4
United Kingdom	1,088.6	(621.6)	(244.8)	—	50.5	84.1	25.5	356.8	382.3
Italy	1,138.9	(840.1)	(75.0)	—	2.8	—	0.6	226.6	227.2
Hong Kong	26.6	(33.1)	(1.3)	—	4.9	3.0	188.1	0.1	188.2
Spain	553.0	(401.8)	(50.1)	—	51.1	—	0.5	152.2	152.7
Netherlands	334.9	(251.9)	53.6	—	13.0	0.7	0.5	150.3	150.8
Australia	423.1	(353.5)	(2.4)	—	11.2	—	37.7	78.4	116.1
Switzerland	275.5	(245.6)	18.3	—	63.8	—	0.6	112.0	112.6
China	715.9	(631.2)	7.7	—	—	—	—	92.4	92.4
Total	$5,422.7	$(3,975.3)	$(362.1)	$—	$463.9	$285.4	$255.2	$1,834.6	$2,089.8
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
Operational Risk events are mapped to Risk Categories used for the consistent classification of risk data to support root cause and trend analysis, which includes:
•Fraud and Theft
•Clients and Business Practices
•Market Conduct / Regulatory Compliance
•Business Disruption
•Technology
•Data Protection and Privacy
•Trading
•Transaction and Process Management
•People
•Cyber
•Vendor Risk

68	Jefferies Financial Group Inc.

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
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

May 2024 Form 10-Q	69

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) We did not have any unregistered sales of equity securities during the quarter ended May 31, 2024.
(c) Issuer Purchases of Equity Securities.
Purchases of our common shares during the three months ended May 31, 2024:

$ in thousands, except share and per share amounts	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2024 to March 31, 2024	13,532	$43.30	—	$250,000
April 1, 2024 to April 30, 2024	819	$40.74	—	$250,000
May 1, 2024 to May 31, 2024	—	$—	—	$250,000
Total	14,351	$43.15	—
(1)An aggregate 14,351 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended May 31, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.
Item 6. Exhibits

Exhibit No.	Description
10.1
Jefferies Financial Group Inc. Equity Compensation Plan, as amended and restated on March 28, 2024, is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 29, 2024. * +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL).
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

70	Jefferies Financial Group Inc.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jefferies Financial Group Inc. (Registrant)

By:	/s/ Matt Larson
Matt Larson Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date:	July 9, 2024

May 2024 Form 10-Q	71