Form 10-Q
period 2024-08-31
Jefferies Financial Group Inc.
filed 2024-10-09
CIK 96223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock at September 30, 2024 was 205,498,605.

Jefferies Financial Group Inc.
Index to Quarterly Report on Form 10-Q
August 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Statements of Financial Condition
(Unaudited)

$ in thousands except share and per share amounts	August 31, 2024	November 30, 2023
Assets
Cash and cash equivalents	$10,573,471	$8,526,363
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (includes $68,966 and $110,198 of securities at fair value)	1,360,324	1,414,593
Financial instruments owned, at fair value (includes securities pledged of $17,691,280 and $17,158,747)	24,038,659	21,747,473
Investments in and loans to related parties	1,349,629	1,239,345
Securities borrowed	7,056,550	7,192,091
Securities purchased under agreements to resell	6,993,024	5,950,549
Securities received as collateral, at fair value	272,619	8,800
Receivables:
Brokers, dealers and clearing organizations	2,583,719	2,380,732
Customers	2,060,450	1,705,425
Fees, interest and other	661,038	630,142
Premises and equipment	1,229,028	1,065,680
Assets held for sale (includes pledged assets of $181,900 at fair value at November 30, 2023)	—	1,545,472
Goodwill	1,832,958	1,847,856
Other assets (includes assets pledged of $365,942 and $244,604)	3,263,629	2,650,640
Total assets	$63,275,098	$57,905,161
Liabilities and Equity
Short-term borrowings	$1,725,864	$989,715
Financial instruments sold, not yet purchased, at fair value	12,307,086	11,251,154
Securities loaned	2,550,101	1,840,518
Securities sold under agreements to repurchase	9,603,530	10,920,606
Other secured financings (includes $3,965 and $3,898 at fair value)	1,739,323	1,430,199
Obligation to return securities received as collateral, at fair value	272,619	8,800
Payables:
Brokers, dealers and clearing organizations	4,421,053	3,737,810
Customers	3,898,469	3,960,557
Lease liabilities	642,527	544,650
Liabilities held for sale	—	1,173,648
Accrued expenses and other liabilities	3,076,747	2,546,211
Long-term debt (includes $2,122,890 and $1,708,443 at fair value)	12,922,012	9,698,752
Total liabilities	53,159,331	48,102,620
Mezzanine Equity
Redeemable noncontrolling interests	406	406
Equity
Preferred shares, par value of $1 per share, authorized 70,000 shares; 55,125 and 42,000 shares issued and outstanding; liquidation preference of $17,500 per share	55	42
Common shares, par value $1 per share, authorized 565,000,000 shares; 205,495,338 and 210,626,642 shares issued and outstanding, after deducting 115,622,732 and 110,491,428 shares held in treasury	205,495	210,627
Non-voting common shares, par value $1 per share, authorized 35,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	2,086,227	2,044,859
Accumulated other comprehensive loss	(369,965)	(395,545)
Retained earnings	8,124,134	7,849,844
Total Jefferies Financial Group Inc. shareholders’ equity	10,045,946	9,709,827
Noncontrolling interests	69,415	92,308
Total equity	10,115,361	9,802,135
Total liabilities and equity	$63,275,098	$57,905,161
See accompanying notes to consolidated financial statements.

2	Jefferies Financial Group Inc.

Consolidated Statements of Earnings
(Unaudited)

$ In thousands, except per share amounts	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Revenues
Investment banking	$927,094	$600,190	$2,344,743	$1,595,463
Principal transactions	324,501	353,373	1,381,432	1,171,578
Commissions and other fees	270,643	223,712	787,968	672,294
Asset management fees and revenues	11,986	14,812	74,126	67,731
Interest	936,786	898,040	2,636,002	2,062,104
Other	124,579	(49,212)	439,556	(96,509)
Total revenues	2,595,589	2,040,915	7,663,827	5,472,661
Interest expense	912,037	858,806	2,585,627	1,969,450
Net revenues	1,683,552	1,182,109	5,078,200	3,503,211
Non-interest expenses
Compensation and benefits	889,098	644,059	2,677,962	1,922,985
Brokerage and clearing fees	101,119	91,226	321,325	268,292
Underwriting costs	14,017	14,877	51,053	41,253
Technology and communications	136,953	122,579	409,703	354,900
Occupancy and equipment rental	30,078	27,711	87,558	79,421
Business development	68,152	41,467	194,433	121,892
Professional services	64,630	64,897	217,967	195,572
Depreciation and amortization	45,977	25,288	139,125	83,890
Cost of sales	37,400	1,618	109,533	6,148
Other expenses	43,441	57,316	168,858	161,850
Total non-interest expenses	1,430,865	1,091,038	4,377,517	3,236,203
Earnings from continuing operations before income taxes	252,687	91,071	700,683	267,008
Income tax expense	78,011	37,124	207,077	75,053
Net earnings from continuing operations	174,676	53,947	493,606	191,955
Net earnings (losses) from discontinued operations (including gain on disposal of $2,839, $—, $2,839, $—), net of income tax benefit of $9,145, $—, $12,321, and $—	6,363	—	(1,488)	—
Net earnings	181,039	53,947	492,118	191,955
Net losses attributable to noncontrolling interests	(6,874)	(3,772)	(19,102)	(13,340)
Net losses attributable to redeemable noncontrolling interests	—	—	—	(454)
Preferred stock dividends	20,785	6,300	48,501	8,316
Net earnings attributable to common shareholders	$167,128	$51,419	$462,719	$197,433

Earnings per common share
Basic from continuing operations	$0.75	$0.22	$2.12	$0.83
Diluted from continuing operations	0.72	0.22	2.06	0.82
Basic	0.78	0.22	2.12	0.83
Diluted	0.75	0.22	2.06	0.82

Weighted-average common share shares outstanding
Basic	214,452	228,353	218,106	236,666
Diluted	221,699	232,041	224,180	240,658

See accompanying notes to consolidated financial statements.

August 2024 Form 10-Q	3

Consolidated Statements of Comprehensive Income
(Unaudited)

$ in thousands	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Net earnings	$181,039	$53,947	$492,118	$191,955
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1) (3)	22,560	(7,059)	18,443	20,307
Changes in fair value related to instrument-specific credit risk (2)	17,783	(22,315)	5,081	(40,273)
Unrealized gains on available-for-sale securities	426	1,176	2,056	1,135
Total other comprehensive income (loss), net of tax	40,769	(28,198)	25,580	(18,831)
Comprehensive income	221,808	25,749	517,698	173,124
Net losses attributable to noncontrolling interests	(6,874)	(3,772)	(19,102)	(13,340)
Net losses attributable to redeemable noncontrolling interests	—	—	—	(455)
Preferred stock dividends	20,785	6,300	48,501	8,316
Comprehensive income attributable to common shareholders	$207,897	$23,221	$488,299	$178,603
(1)Includes income tax expense of $7.9 million and $7.2 million for the three and nine months ended August 31, 2024, respectively, and income tax expense of $8.6 million and $7.1 million for the three and nine months ended August 31, 2023, respectively.
(2)Includes income tax expense of $6.1 million and $1.0 million for the three and nine months ended August 31, 2024, respectively, and income tax benefit of $7.6 million and $15.6 million for the three and nine months ended August 31, 2023, respectively.
(3)Includes unrealized gains (losses) of $0.9 million and $(1.0) million for the three and nine months ended August 31, 2024, respectively, related to currency translation adjustments attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

4	Jefferies Financial Group Inc.

Consolidated Statements of Changes in Equity
(Unaudited)

$ in thousands, except share amounts	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Preferred shares $1 par value
Balance, beginning of period	$42	$—	$42	$—
Conversion of common shares to preferred shares	13	42	13	42
Balance, end of period	$55	$42	$55	$42
Common shares $1 par value
Balance, beginning of period	$212,053	$231,411	$210,627	$226,130
Purchase of common shares for treasury	(7)	(8)	(1,089)	(4,757)
Conversion of 125,000 preferred shares to common shares	—	—	—	4,654
Conversion of common shares to preferred shares	(6,562)	(21,000)	(6,562)	(21,000)
Other	11	25	2,519	5,401
Balance, end of period	$205,495	$210,428	$205,495	$210,428
Additional paid-in capital:
Balance, beginning of period	$2,051,149	$1,965,530	$2,044,859	$1,967,781
Share-based compensation expense	13,377	11,258	47,949	35,476
Change in fair value of redeemable noncontrolling interests	—	—	—	(390)
Purchase of common shares for treasury	(325)	(271)	(43,222)	(160,515)
Conversion of 125,000 preferred shares to common shares	—	—	—	120,346
Dividend equivalents	4,756	4,318	14,436	19,504
Conversion of common shares to preferred shares	16,393	52,458	16,393	52,458
Change in equity interest related to consolidated subsidiaries	—	—	—	(6,307)
Other	877	813	5,812	5,753
Balance, end of period	$2,086,227	$2,034,106	$2,086,227	$2,034,106
Accumulated other comprehensive loss, net of tax:
Balance, beginning of period	$(410,734)	$(370,052)	$(395,545)	$(379,419)
Other comprehensive income (loss), net of tax	40,769	(28,198)	25,580	(18,831)
Balance, end of period	$(369,965)	$(398,250)	$(369,965)	$(398,250)
Retained earnings:
Balance, beginning of period	$8,022,546	$7,868,766	$7,849,844	$8,418,354
Net earnings attributable to Jefferies Financial Group Inc.	187,913	57,719	511,222	203,734
Dividends - common shares ($0.35, $0.30, $0.95, and $0.90 per share)	(76,678)	(67,937)	(213,581)	(221,821)
Dividends - preferred shares	(9,647)	(6,300)	(22,247)	(6,300)
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	(644)	(14,813)
Distribution of Vitesse Energy, Inc.	—	—	—	(526,964)
Other	—	274	(460)	332
Balance, end of period	$8,124,134	$7,852,522	$8,124,134	$7,852,522
Total Jefferies Financial Group Inc. shareholders’ equity	$10,045,946	$9,698,848	$10,045,946	$9,698,848
Noncontrolling interests:
Balance, beginning of period	$77,130	$69,595	$92,308	$62,633
Net losses attributable to noncontrolling interests	(6,874)	(3,772)	(19,102)	(13,340)
Contributions	105	504	9,426	35,958
Distributions	(1,876)	—	(12,565)	(31,433)
Change in equity interest related to Vitesse Energy, Inc.	—	—	—	6,307
Conversion of Vitesse Energy, Inc. redeemable noncontrolling interest to noncontrolling interest	—	—	—	4,558
Conversion of redeemable noncontrolling interest to noncontrolling interest	—	—	—	1,396
Other	930	(43)	(652)	205
Balance, end of period	$69,415	$66,284	$69,415	$66,284
Total equity	$10,115,361	$9,765,132	$10,115,361	$9,765,132

See accompanying notes to consolidated financial statements.

August 2024 Form 10-Q	5

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended August 31,
$ in thousands	2024	2023
Cash flows from operating activities:
Net earnings	$492,118	$191,955
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	141,584	84,891
Share-based compensation	47,949	35,476
Net bad debt expense	48,305	45,408
Loss (income) on investments and loans to related parties	(62,187)	229,917
Distributions received on investments in related parties	36,048	33,973
Gain on sale of subsidiary and investment in related parties	(58,452)	—
Other adjustments	208,693	(58,991)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	—	(159,625)
Receivables:
Brokers, dealers and clearing organizations	(188,454)	(55,212)
Customers	(356,045)	(322,279)
Fees, interest and other	(59,530)	46,286
Securities borrowed	158,071	(849,753)
Financial instruments owned	(2,145,820)	(4,142,510)
Securities purchased under agreements to resell	(975,592)	(785,640)
Other assets	(421,913)	(579,442)
Payables:
Brokers, dealers and clearing organizations	663,467	501,040
Customers	(62,089)	463,802
Securities loaned	691,548	50,620
Financial instruments sold, not yet purchased	985,256	777,323
Securities sold under agreements to repurchase	(1,387,996)	3,020,443
Lease liabilities	(56,408)	(52,923)
Accrued expenses and other liabilities	451,355	(364,734)
Net cash used in operating activities from continuing operations	(1,850,092)	(1,889,975)
Net cash used in operating activities from discontinued operations	(68,789)	—
Cash flows from investing activities:
Contributions to investments in and loans to related parties	(108,484)	(130,445)
Capital distributions from investments and repayments of loans from related parties	1,406	20,631
Originations and purchases of automobile loans, notes and other receivables	(89,540)	(332,786)
Principal collections of automobile loans, notes and other receivables	83,268	266,772
Net payments on premises and equipment	(180,654)	(80,210)
Proceeds from sales of subsidiary and investment in related parties, net of cash of operations sold	610,843	—
Net cash provided by (used in) investing activities from continuing operations	316,839	(256,038)

Continued on next page.

6	Jefferies Financial Group Inc.

Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended August 31,
$ in thousands	2024	2023
Cash flows from financing activities:
Proceeds from short-term borrowings	3,826,758	4,878,000
Payments on short-term borrowings	(3,058,475)	(4,481,800)
Proceeds from issuance of long-term debt, net of issuance costs	4,646,993	1,546,907
Repayment of long-term debt	(1,763,572)	(871,645)
Proceeds from conversion of common to preferred shares	9,844	31,500
Purchase of common shares for treasury	(44,311)	(165,272)
Dividends paid to common and preferred shareholders	(221,392)	(208,617)
Net proceeds from other secured financings	434,285	282,776
Net change in bank overdrafts	(33,795)	300
Proceeds from contributions of noncontrolling interests	9,426	—
Payments on distributions to noncontrolling interests	(12,565)	—
Other	7,871	5,733
Net cash provided by financing activities from continuing operations	3,801,067	1,017,882
Net cash used in financing activities from discontinued operations	(170,631)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18,901	(216)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,047,295	(1,128,347)
Net decrease in cash, cash equivalents and restricted cash classified within assets held for sale	(13,224)	—
Cash, cash equivalents and restricted cash at beginning of period	9,830,758	10,707,244
Cash, cash equivalents and restricted cash at end of period	$11,864,829	$9,578,897
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$2,535,591	$1,665,693
Income taxes, net	167,796	151,323
Noncash investing activities:
During the nine months ended August 31, 2024, we had a stock distribution of $0.6 million from one of our equity method investments.
During the nine months ended August 31, 2023, we had acquisition related activity attributable to Vitesse Oil, LLC of $30.6 million.
Noncash financing activities:
During the nine months ended August 31, 2023, we had non-cash financing activities of:
•Capital distributions of $527.0 million and $31.4 million to our shareholders and noncontrolling interest holders, respectively, related to the spin-off of Vitesse Energy, Inc. during the nine months ended August 31, 2023.
•Preferred shares of $125.0 million were converted into common shares during the nine months ended August 31, 2023.
Cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition:

$ in thousands	August 31, 2024	November 30, 2023
Cash and cash equivalents	$10,573,471	$8,526,363
Cash on deposit for regulatory purposes with clearing and depository organizations	1,291,358	1,304,395
Total cash, cash equivalents and restricted cash	$11,864,829	$9,830,758

See accompanying notes to consolidated financial statements.

August 2024 Form 10-Q	7

Notes to Consolidated Financial Statements
(Unaudited)

8	Jefferies Financial Group Inc.

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
We operate in two reportable business segments: (1) Investment Banking and Capital Markets and (2) Asset Management. The Investment Banking and Capital Markets reportable business segment includes our capital markets activities and our investment banking business, which provides underwriting and financial advisory services to our clients. We operate in the Americas; Europe and the Middle East; and Asia-Pacific. Investment Banking and Capital Markets also includes our corporate lending joint venture (“Jefferies Finance LLC” or “Jefferies Finance”), our commercial real estate joint venture (“Berkadia Commercial Holding LLC” or “Berkadia”) and our automobile lending and servicing activities. The Asset Management reportable business segment provides alternative investment management services to investors in the U.S. and overseas and generates investment income from capital invested in and managed by us or our affiliated asset managers, and includes certain remaining businesses and assets of our legacy merchant banking portfolio.
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
During the fourth quarter of 2023, we acquired Stratos Group International (“Stratos”) (formerly FXCM Group, LLC, or “FXCM”) and OpNet S.p.A. (“OpNet,” formerly known as “Linkem”), investments in our legacy merchant banking portfolio which became consolidated subsidiaries. In April 2024, we finalized the sale of Foursight Capital LLC (“Foursight”). In February 2024, OpNet agreed to sell substantially all of its wholesale operating assets to Wind Tre S.p.A., a subsidiary of CK Hutchison Group Telecom Holdings Ltd. The sale closed in August 2024. Refer to Note 4, Business Acquisitions and Note 5, Assets Held for Sale and Discontinued Operations for further information.
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
Intercompany accounts and transactions are eliminated in consolidation.

August 2024 Form 10-Q	9

Notes to Consolidated Financial Statements
(Unaudited)
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, refer to Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.
During the nine months ended August 31, 2024, there were no significant changes made to the Company’s significant accounting policies.
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
Adopted Accounting Standards
Reference Rate Reform. The FASB issued guidance which provides optional exceptions for applying U.S. GAAP to certain contract modifications, hedge accounting relationships or other transactions affected by reference rate reform. There was no impact to our financial statements as a result of this guidance upon the completion of our transition away from the London Interbank Offered Rate (“LIBOR”) on June 30, 2023.
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
(3)Includes intangible assets in the form of purchased technology, trademarks and trade names, and customer relationships related to Tessellis that was acquired as part of obtaining control of OpNet. These intangible assets are being amortized over a finite life of up to 20 years.

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
OpNet was considered to be a variable interest entity and we determined that we were the primary beneficiary of OpNet. Accordingly, we consolidated OpNet and the assets and liabilities of OpNet in our consolidated financial statements. The initial consolidation of OpNet was accounted for under the acquisition method of accounting and we remeasured our previously existing interests at fair value and recognized a gain of $115.8 million, representing the excess of the fair value of our previously existing interests over the carrying value of our investment of $201.6 million. The fair value of the previously existing interests was measured based on an estimate of what could be recognized in a sale transaction for certain net operating assets of OpNet, which have been classified as held for sale, and OpNet’s percentage ownership of Tessellis common shares based on the publicly listed exchange price of Tessellis on November 30, 2023. No consideration was transferred in connection with the consolidation.
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
During the nine months ended August 31, 2024, Tessellis executed various acquisitions and, as a result, recognized assets and liabilities of $20.6 million and $17.4 million, respectively, on the acquisition dates. Total assets primarily relate to goodwill and intangible assets. We are in the process of finalizing purchase price allocation adjustments related to the identified assets and may adjust these amounts upon completion of our assessment in subsequent reporting periods.
In February 2024, OpNet agreed to sell substantially all of its wholesale operating assets to Wind Tre S.p.A., a subsidiary of CK Hutchison Group Telecom Holdings Ltd. The sale closed in August 2024 and we received net cash proceeds of $322.8 million and recognized a pre-tax gain on sale of $2.8 million. The sale of OpNet did not include our interest in Tessellis.

August 2024 Form 10-Q	11

Notes to Consolidated Financial Statements
(Unaudited)
Note 5. Assets Held for Sale and Discontinued Operations
Foursight
On November 20, 2023, we entered into an agreement to sell Foursight. Assets held for sale are recorded initially at the lower of their carrying value or estimated fair value, less estimated costs to sell. Upon designation as an asset held for sale, we discontinue recording depreciation expense on such asset.
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
In April 2024, we closed the sale of Foursight and recognized an initial gain on sale of $24.8 million, which is included within Other revenues.
OpNet
We classified certain net operating assets of OpNet as held for sale in our Consolidated Statements of Financial Condition. The net operating assets that were classified as held for sale were recognized at their estimated fair values pursuant to the step-acquisition accounting related to our interests in OpNet. Refer to Note 4, Business Acquisitions for further information.
The major components of the held for sale assets and liabilities in the disposal group primarily consisted of intangible assets relating to radio frequency networks, customer relationships and other branding rights. The liabilities held for sale consisted primarily of OpNet’s outstanding publicly listed notes. The fair value of the intangible assets was based on the estimated sale price of the disposal group and the fair value of the publicly listed notes were based on observations of quoted transaction prices.
Effective with the designation of the disposal group as held for sale, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets were classified as held for sale.
The activities of OpNet’s wholesale operations have been classified as discontinued operations for three and nine months ended August 31, 2024 and its results presented in Net earnings (losses) from discontinued operations (including gain on disposal), net of tax.
In February 2024, we agreed to sell substantially all of OpNet’s wholesale operating assets. The sale closed in August 2024.

12	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Note 6. Fair Value Disclosures

	August 31, 2024 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$5,132,729	$284,986	$200,643	$—	$5,618,358
Corporate debt securities	—	5,399,974	31,178	—	5,431,152
Collateralized debt obligations and collateralized loan obligations	—	628,955	82,081	—	711,036
U.S. government and federal agency securities	3,292,721	86,902	—	—	3,379,623
Municipal securities	—	517,810	—	—	517,810
Sovereign obligations	952,700	565,919	106	—	1,518,725
Residential mortgage-backed securities	—	2,504,631	624	—	2,505,255
Commercial mortgage-backed securities	—	264,281	492	—	264,773
Other asset-backed securities	—	152,674	145,403	—	298,077
Loans and other receivables	—	1,830,445	87,124	—	1,917,569
Derivatives	1,249	2,795,157	6,323	(2,270,214)	532,515
Investments at fair value	—	6	139,380	—	139,386
Total financial instruments owned, excluding Investments at fair value based on NAV	$9,379,399	$15,031,740	$693,354	$(2,270,214)	$22,834,279
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$68,966	$—	$—	$—	$68,966
Securities received as collateral	272,619	—	—	—	272,619

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$3,720,668	$89,406	$2,970	$—	$3,813,044
Corporate debt securities	—	3,526,750	260	—	3,527,010
U.S. government and federal agency securities	2,789,472	—	—	—	2,789,472
Sovereign obligations	913,115	523,867	—	—	1,436,982
Residential mortgage-backed securities	—	26	—	—	26
Commercial mortgage-backed securities	—	—	1,119	—	1,119
Loans	—	99,533	1,560	—	101,093
Derivatives	411	2,981,236	34,823	(2,378,130)	638,340
Total financial instruments sold, not yet purchased	$7,423,666	$7,220,818	$40,732	$(2,378,130)	$12,307,086
Other secured financings	$—	$—	$3,965	$—	$3,965
Obligation to return securities received as collateral	272,619	—	—	—	272,619
Long-term debt	—	1,333,744	789,146	—	2,122,890
(1)Excludes Investments at fair value based on net asset value (“NAV”) of $1.20 billion at August 31, 2024 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

August 2024 Form 10-Q	13

Notes to Consolidated Financial Statements
(Unaudited)

	November 30, 2023 (1)
$ in thousands	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$3,831,698	$211,182	$181,294	$—	$4,224,174
Corporate debt securities	—	4,921,222	26,112	—	4,947,334
Collateralized debt obligations and collateralized loan obligations	—	869,246	64,862	—	934,108
U.S. government and federal agency securities	3,563,164	65,566	—	—	3,628,730
Municipal securities	—	223,502	—	—	223,502
Sovereign obligations	1,051,494	609,452	—	—	1,660,946
Residential mortgage-backed securities	—	2,048,309	20,871	—	2,069,180
Commercial mortgage-backed securities	—	344,902	508	—	345,410
Other asset-backed securities	—	255,048	117,661	—	372,709
Loans and other receivables	—	1,320,217	130,101	—	1,450,318
Derivatives	314	3,649,814	8,336	(3,107,620)	550,844
Investments at fair value	—	—	130,835	—	130,835
Total financial instruments owned, excluding Investments at fair value based on NAV	$8,446,670	$14,518,460	$680,580	$(3,107,620)	$20,538,090
Securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$110,198	$—	$—	$—	$110,198
Securities received as collateral	8,800	—	—	—	8,800

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,235,049	$83,180	$676	$—	$2,318,905
Corporate debt securities	—	2,842,776	124	—	2,842,900
Collateralized debt obligations and collateralized loan obligations	—	36	—	—	36
U.S. government and federal agency securities	2,957,787	—	—	—	2,957,787
Sovereign obligations	1,229,795	579,302	—	—	1,809,097
Residential mortgage-backed securities	—	463	—	—	463
Commercial mortgage-backed securities	—	—	840	—	840
Loans	—	173,828	1,521	—	175,349
Derivatives	54	3,851,004	59,291	(2,764,572)	1,145,777
Total financial instruments sold, not yet purchased	$6,422,685	$7,530,589	$62,452	$(2,764,572)	$11,251,154
Other secured financings	$—	$—	$3,898	$—	$3,898
Obligation to return securities received as collateral	8,800	—	—	—	8,800
Long-term debt	—	963,846	744,597	—	1,708,443
(1)Excludes Investments at fair value based on NAV of $1.21 billion at November 30, 2023 by level within the fair value hierarchy.
(2)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

14	Jefferies Financial Group Inc.

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
Investments in entities that have the characteristics of an investment company:

	August 31, 2024
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity Long/Short Hedge Funds (2)	$264,698	$—	Quarterly (100%)	45 - 90 days
Equity Funds (3)	56,759	31,268	N/R (100%)	N/R
Commodity Funds (4)	20,731	—	Quarterly (100%)	60 days
Multi-asset Funds (5)	346,533	—	Monthly (86%) Quarterly (14%)	45 - 60 days 90 days
Other Funds (6)	515,659	223,813	Quarterly (64%) N/R (36%)	90 days N/R
Total	$1,204,380	$255,081

	November 30, 2023
$ in thousands	Fair Value (1)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity Long/Short Hedge Funds (2)	$341,530	$—	Quarterly (57%) N/R (43%)	60 - 90 days N/R
Equity Funds (3)	55,701	37,534	N/R (100%)	N/R
Commodity Funds (4)	21,747	—	Quarterly (100%)	60 days
Multi-asset Funds (5)	357,445	—	Monthly (83%) Quarterly (13%) N/R (4%)	60 days 90 days N/R
Other Funds (6)	432,960	132,662	Quarterly (75%) N/R (25%)	90 days N/R
Total	$1,209,383	$170,196
N/R - Not redeemable
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)Includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. The non-redeemable investments at November 30, 2023 included restrictions before November 30, 2023 or August 31, 2025.
(3)Includes investments in equity funds that invest in the equity of various U.S. and foreign private companies in a broad range of industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to ten years.
(4)Includes investments in a hedge fund that invests, long and short, primarily in commodities.
(5)Includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. The non-redeemable investments at November 30, 2023 included restrictions before April 1, 2024.
(6)Primarily includes investments in a fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments, as well as investments in a fund that invests, long and short, in distressed and special situations credit strategies across sectors and asset types.

August 2024 Form 10-Q	15

Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforwards

	Three Months Ended August 31, 2024
$ in thousands	Balance at May 31, 2024	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2024	For instruments still held at August 31, 2024, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Level 3 assets:
Financial instruments owned:
Corporate equity securities	$178,755	$9,887	$12,874	$(1,035)	$(198)	$—	$360	$200,643	$10,184	$—
Corporate debt securities	38,717	93	—	(1,753)	—	—	(5,879)	31,178	1,181	—
CDOs and CLOs	68,626	1,477	17,704	(1,147)	(1,323)	—	(3,256)	82,081	649	—
Sovereign obligations	—	—	—	—	—	—	106	106	—	—
RMBS	644	24	—	—	(12)	—	(32)	624	34	—
CMBS	477	15	—	—	—	—	—	492	—	—
Other ABS	168,736	(966)	29,502	(27,528)	(3,608)	—	(20,733)	145,403	(1,988)	—
Loans and other receivables	92,546	(18,742)	10,138	(4,489)	(2,258)	—	9,929	87,124	(5,863)	—
Investments at fair value	138,057	952	371	—	—	—	—	139,380	952	—
Level 3 liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$708	$4	$—	$2,264	$—	$—	$(6)	$2,970	$(4)	$—
Corporate debt securities	506	—	(246)	—	—	—	—	260	—	—
CMBS	1,049	—	—	—	70	—	—	1,119	—	—
Loans	1,584	(1,000)	—	964	12	—	—	1,560	1	—
Net derivatives (2)	34,877	(7,588)	—	—	734	—	477	28,500	4,363	—
Other secured financings	3,965	—	—	—	—	—	—	3,965	—	—
Long-term debt	784,212	25,080	—	—	—	542	(20,688)	789,146	(37,145)	12,065

	Nine Months Ended August 31, 2024
$ in thousands	Balance at November 30, 2023	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2024	For instruments still held at August 31, 2024, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$181,294	$(3,969)	$28,576	$(2,480)	$—	$—	$(2,778)	$200,643	$(3,179)	$—
Corporate debt securities	26,112	3,060	14,894	(6,735)	(200)	—	(5,953)	31,178	7,309	—
CDOs and CLOs	64,862	8,771	41,690	(22,797)	(5,214)	—	(5,231)	82,081	4,351	—
Sovereign obligations	—	(16)	11,147	(11,025)	—	—	—	106	3	—
RMBS	20,871	(185)	—	(5,374)	(63)	—	(14,625)	624	33	—
CMBS	508	(16)	—	—	—	—	—	492	(64)	—
Other ABS	117,661	(7,724)	94,754	(68,622)	(19,929)	—	29,263	145,403	(5,778)	—
Loans and other receivables	130,101	(43,105)	20,220	(4,856)	(19,523)	—	4,287	87,124	(17,949)	—
Investments at fair value	130,835	(10,626)	19,725	—	(547)	—	(7)	139,380	(10,626)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$676	$5	$—	$2,289	$—	$—	$—	$2,970	$(5)	$—
Corporate debt securities	124	(23)	—	—	—	—	159	260	23	—
CMBS	840	—	(245)	—	525	—	(1)	1,119	(2)	—
Loans	1,521	1,879	(180)	1,367	152	—	(3,179)	1,560	(26)	—
Net derivatives (2)	50,955	(17,212)	(3,236)	2,471	(9,504)	—	5,026	28,500	5,659	—
Other secured financings	3,898	4,482	—	—	(4,415)	—	—	3,965	(4,482)	—
Long-term debt	744,597	34,157	—	—	(2,109)	28,614	(16,113)	789,146	(41,836)	7,679
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

Notes to Consolidated Financial Statements
(Unaudited)
Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2024
Transfers of assets of $31.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loan and other receivables of $15.9 million, CDOs and CLOs of $10.1 million and Other ABS of $3.3 million due to reduced pricing transparency.
Transfers of assets of $50.8 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Other ABS of $24.0 million, CDOs and CLOs of $13.4 million, Corporate debt securities of $7.1 million and Loans and other receivables of $5.9 million due to greater pricing transparency supporting classification into Level 2.
Transfers of liabilities of $18.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $9.6 million and Net derivatives of $9.3 million due to reduced market and pricing transparency.
Transfers of liabilities of $39.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $30.2 million and Net derivatives of $8.8 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $7.3 million and net losses on Level 3 liabilities were $16.5 million for the three months ended August 31, 2024. Net losses on Level 3 assets were primarily due to decreased market values across Loans and other receivables, partially offset by increased market values of Corporate equity securities and CDOs and CLOs. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt, partially offset by decreased valuations of certain derivatives.

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2024
Transfers of assets of $61.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Other ABS of $47.6 million and Loan and other receivables of $11.3 million due to reduced pricing transparency.
Transfers of assets of $56.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Other ABS of $18.3 million, RMBS of $14.6 million, Corporate debt securities of $7.5 million, Loans and other receivables of $7.0 million, CDOs and CLOs of $5.2 million and Corporate equity securities of $3.3 million due to greater pricing transparency supporting classification into Level 2.
Transfers of liabilities of $39.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $23.2 million and structured notes within Long-term debt of $18.8 million due to reduced market and pricing transparency.
Transfers of liabilities of $53.1 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $34.9 million and Net derivatives of $18.2 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $53.8 million and net losses on Level 3 liabilities were $23.3 million for the nine months ended August 31, 2024. Net losses on Level 3 assets were primarily due to decreased market values across Loans and other receivables, Investments at fair value, Other ABS and Corporate equity securities, partially offset by increased valuations of CDOs and CLOs and Corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt and Other secured financings, partially offset by decreased valuations of certain derivatives.

August 2024 Form 10-Q	17

Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended August 31, 2023
$ in thousands	Balance at May 31, 2023	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2023	For instruments still held at August 31, 2023, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$267,913	$(85,416)	$333	$(331)	$—	$—	$(3,710)	$178,789	$(84,507)	$—
Corporate debt securities	42,642	(176)	4,685	(4,157)	—	—	(11,282)	31,712	416	—
CDOs and CLOs	62,691	12,133	9,848	(648)	(17,331)	—	(9,208)	57,485	(8,000)	—
RMBS	24,705	(1,796)	324	—	(4)	—	—	23,229	(686)	—
CMBS	28,946	(535)	—	—	—	—	—	28,411	(368)	—
Other ABS	126,075	(2,768)	50,945	(2,534)	—	—	5,324	177,042	(3,995)	—
Loans and other receivables	141,817	6,776	7,342	(7,967)	—	—	2,239	150,207	7,955	—
Investments at fair value	153,800	114,681	575	—	(196)	—	(12,747)	256,113	114,681	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	465	—	—	—	—	—	—	465	—	—
Corporate debt securities	267	1	—	—	—	—	(42)	226	(1)	—
CMBS	630	(11)	—	—	210	—	(105)	724	11	—
Loans	3,348	2,522	(1,655)	247	—	—	2,977	7,439	(4,508)	—
Net derivatives (2)	54,260	4,259	(9,406)	22,236	—	—	(31,313)	40,036	(4,177)	—
Other secured financings	1,712	—	—	—	—	—	—	1,712	—	—
Long-term debt	697,057	20,768	—	—	—	5,572	(17,482)	705,915	(5,770)	(14,998)

	Nine Months Ended August 31, 2023
$ in thousands	Balance at November 30, 2022	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2023	For instruments still held at August 31, 2023, changes in unrealized gains (losses) included in:
									Earnings (1)	Other comprehensive income (loss) (1)
Assets:
Financial instruments owned:
Corporate equity securities	$240,347	$(58,302)	$895	$(1,228)	$(630)	$—	$(2,293)	$178,789	$(51,782)	$—
Corporate debt securities	30,232	2,087	11,519	(20,410)	(200)	—	8,484	31,712	(1,394)	—
CDOs and CLOs	55,824	23,622	30,744	(1,062)	(43,798)	—	(7,845)	57,485	(13,103)	—
RMBS	27,617	(4,239)	—	—	(149)	—	—	23,229	(1,513)	—
CMBS	839	(1,282)	—	—	—	—	28,854	28,411	(428)	—
Other ABS	94,677	(9,162)	90,507	(4,387)	—	—	5,407	177,042	(11,922)	—
Loans and other receivables	168,875	4,626	12,769	(28,171)	(186)	—	(7,706)	150,207	10,380	—
Investments at fair value	161,992	112,094	7,994	(2,420)	(10,887)	—	(12,660)	256,113	113,807	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$750	$(285)	$—	$—	$—	$—	$—	$465	$285	$—
Corporate debt securities	500	(40)	(234)	—	—	—	—	226	29	—
CMBS	490	(11)	—	—	245	—	—	724	11	—
Loans	3,164	(124)	(1,655)	354	—	—	5,700	7,439	(908)	—
Net derivatives (2)	59,524	(8,176)	(5,300)	17,037	(854)	10,035	(32,230)	40,036	7,718	—
Other secured financings	1,712	—	—	—	—	—	—	1,712	—	—
Long-term debt	661,123	40,321	—	—	—	5,775	(1,304)	705,915	(8,970)	(31,351)
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
•Loans and other receivables of $7.0 million, Other ABS of $6.8 million, CDOs and CLOs of $3.7 million and Corporate debt securities of $3.2 million due to reduced pricing transparency.
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

August 2024 Form 10-Q	19

Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs used in Level 3 Fair Value Measurements

August 31, 2024
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$200,643
Non-exchange-traded securities		Market approach	Price	$0	-	$325	$56
			EBITDA multiple	5.4			—
Corporate debt securities	$31,178	Market approach	Price	$0	-	$95	$58
CDOs and CLOs	$77,965	Discounted cash flows	Constant prepayment rate	15%	-	20%	18%
			Constant default rate	2%			—
			Loss severity	30%			—
			Discount rate/yield	13%	-	20%	18%
		Market approach	Price	$70	-	$110	$96
Other ABS	$137,548	Discounted cash flows	Discount rate/yield	18%	-	21%	19%
			Cumulative loss rate	28%	-	33%	30%
			Duration (years)	1.1	-	1.8	1.6
		Market approach	Price	$100			—
		Scenario analysis	Estimated recovery percentage	92%			—
Loans and other receivables	$87,124	Market approach	Price	$81	-	$100	$97
		Scenario analysis	Estimated recovery percentage	2%	-	198%	67%
Investments at fair value	$134,284
Private equity securities		Market approach	Price	$1	-	$5,000	$360
			Price	€8,040			—
			Price	£0.5			—
			Discount rate/yield	28%			—
			Revenue	$30,067,142			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$2,970
Non-exchange-traded securities		Market approach	EBITDA multiple	5.4			—
Derivatives	$33,608
Equity options		Volatility bench-marking	Volatility	33%	-	57%	47%
Embedded options		Market approach	Basis points upfront	8.2	-	21.8	14.9
Other secured financings	$3,965	Scenario analysis	Estimated recovery percentage	60%	-	100%	93%
Long-term debt	$789,146
Structured notes		Market approach	Price	$62	-	$100	$81
			Price	€65	-	€106	€87

November 30, 2023
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$181,294
Non-exchange-traded securities		Market approach	Price	$0	-	$325	$59
Corporate debt securities	$26,112	Market approach	Price	$40	-	$94	$50
		Discounted cash flows	Discount rate/yield	11%			—
		Scenario analysis	Estimated recovery percentage	4%			—
CDOs and CLOs	$64,862	Discounted cash flows	Constant prepayment rate	15%	-	20%	19%
			Constant default rate	2%			—
			Loss severity	35%	-	40%	36%
			Discount rate/yield	21%	-	26%	24%
		Market approach	Price	$48	-	$100	$88
CMBS	$508	Scenario analysis	Estimated recovery percentage	28%			—
Other ABS	$102,423	Discounted cash flows	Discount rate/yield	10%	-	21%	18%
			Cumulative loss rate	9%	-	32%	25%
			Duration (years)	1.1	-	2.2	1.7
		Market approach	Price	$100			—
Loans and other receivables	$130,101	Market approach	Price	$82	-	$157	$127
		Scenario analysis	Estimated recovery percentage	7%	-	73%	40%
Derivatives	$2,395
Equity options		Volatility bench-marking	Volatility	60%			—
Investments at fair value	$127,237
Private equity securities		Market approach	Price	$1	-	$6,819	$484
			Discount rate/yield	28%			—
			Revenue	$30,538,979			—
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities	$124	Scenario analysis	Estimated recovery percentage	4%			—
Loans	$1,521	Market approach	Price	$101			—
Derivatives	$56,779
Equity options		Volatility bench-marking	Volatility	31%	-	87%	42%
Embedded options		Market approach	Basis points upfront	0.4	-	25.5	17.9
Other secured financings	$3,898	Scenario analysis	Estimated recovery percentage	18%	-	73%	53%
Long-term debt	$744,597
Structured notes		Market approach	Price	$57	-	$114	$78
			Price	€60	-	€103	€84

20	Jefferies Financial Group Inc.

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2024 and November 30, 2023, asset exclusions consisted of $24.6 million and $45.6 million, respectively, primarily comprised of CDOs and CLOs, Other ABS, Loans and other receivables, Investments at fair value, certain derivatives, RMBS, CMBS and sovereign obligations. At August 31, 2024 and November 30, 2023, liability exclusions consisted of $4.2 million and $4.0 million, respectively, primarily comprised of certain derivatives, loans, CMBS, corporate equity securities and corporate debt securities.

Uncertainty of Fair Value Measurement from Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:
•Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, loans and other receivables, other ABS, private equity securities, certain derivatives and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the revenue multiple related to private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/security yield related to private equity securities would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of options.
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

August 2024 Form 10-Q	21

Notes to Consolidated Financial Statements
(Unaudited)
Fair Value Option Election
For a description of our financial assets and liabilities we have elected the fair value option refer to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.
Fair value option gains (losses):

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2024	2023	2024	2023
Financial instruments owned:
Loans and other receivables	$(690)	$15,998	$(39,664)	$31,172
Other secured financings:
Other changes in fair value (2)	$—	$—	$(4,482)	$—
Long-term debt:
Changes in instrument-specific credit risk (1)	$23,779	$(29,980)	$6,009	$(56,357)
Other changes in fair value (2)	(84,266)	17,882	(111,716)	21,432
(1)Changes in fair value of structured notes related to instrument-specific credit risk are presented net of tax in our Consolidated Statements of Comprehensive Income.
(2)Other changes in fair value are included in Principal transactions revenues.
Fair value option amounts by which contractual principal is greater than (less than) fair value:

$ in thousands	August 31, 2024	November 30, 2023
Financial instruments owned:
Loans and other receivables (1)	$1,413,079	$2,344,468
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	246,720	259,354
Long-term debt	199,404	294,256
Other secured financings	459	1,377
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $58.7 million and $187.4 million at August 31, 2024 and November 30, 2023, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $88.2 million and $98.1 million at August 31, 2024 and November 30, 2023, respectively, which includes loans and other receivables 90 days or greater past due of $76.4 million and $37.6 million at August 31, 2024 and November 30, 2023, respectively.
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. Impairment losses for the three and nine months ended August 31, 2023 attributable to an equity method investment were $27.8 million and $57.2 million, respectively, and were recognized in Other revenues. The assets of the equity method investment were included within the Asset Management reportable business segment. The equity method investment was sold during the fourth quarter of 2023 and we recognized a gain of $1.7 million. The equity method investment would be categorized within Level 3 of the fair value hierarchy. Fair value was based on our best estimate of what could be recognized in a sale transaction for the investment.
During the nine months ended August 31, 2024, our shares in Monashee, an equity method investment, were converted to a newly created class of nonmarketable preferred shares. Our equity method investment was remeasured to a fair value of $21.9 million in connection with its nonmonetary exchange into the preferred shares, which are accounted for at cost pursuant to the measurement alternative subsequent to the nonmonetary exchange.
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
We have equity securities without readily determinable fair values, which we account for at cost, minus impairment, which are presented within Other assets and were $21.9 million and $0.0 million at August 31, 2024 and November 30, 2023, respectively. Net losses of $0.4 million and $122.2 million were recognized on these investments during the three and nine months ended August 31, 2023, respectively. There were no impairments on these investments during the three and nine months ended August 31, 2024. Impairments on these investments during the three and nine months ended August 31, 2023 were $0.4 million and $80.3 million, respectively.
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

22	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)

	August 31, 2024 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$3,557	3
Foreign exchange contracts:
Bilateral OTC	—	—	37,891	3
Total derivatives designated as accounting hedges	—		41,448
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,248	76,019	411	74,671
Cleared OTC	854,712	6,146	860,359	6,185
Bilateral OTC	513,138	1,728	783,131	874
Foreign exchange contracts:
Bilateral OTC	106,721	53,117	110,132	33,513
Equity contracts:
Exchange-traded	537,457	1,044,597	430,790	914,419
Bilateral OTC	743,300	30,924	748,483	18,918
Commodity contracts:
Exchange-traded	12	629	21	574
Bilateral OTC	5,263	12,739	1,530	5,490
Credit contracts:
Cleared OTC	9,924	40	21,178	23
Bilateral OTC	30,954	15	18,987	38
Total derivatives not designated as accounting hedges	2,802,729		2,975,022
Total gross derivative assets/ liabilities:
Exchange-traded	538,717		431,222
Cleared OTC	864,636		885,094
Bilateral OTC	1,399,376		1,700,154
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(389,719)		(389,719)
Cleared OTC	(863,799)		(869,789)
Bilateral OTC	(1,016,696)		(1,118,622)
Net amounts per Consolidated Statements of Financial Condition (4)	$532,515		$638,340

	November 30, 2023 (1)
	Assets		Liabilities
$ in thousands	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$6,070	3
Foreign exchange contracts:
Bilateral OTC	259	1	19,638	3
Total derivatives designated as accounting hedges	259		25,708
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	316	88,354	63	67,643
Cleared OTC	1,156,937	4,415	1,185,503	4,544
Bilateral OTC	893,983	1,179	1,266,506	786
Foreign exchange contracts:
Exchange-traded	—	—	—	4
Bilateral OTC	147,470	66,254	129,770	38,585
Equity contracts:
Exchange-traded	678,542	1,180,832	393,220	1,174,298
Bilateral OTC	715,754	31,116	850,088	16,234
Commodity contracts:
Exchange-traded	59	735	33	940
Bilateral OTC	5,662	15,497	1,398	6,455
Credit contracts:
Cleared OTC	38,046	133	38,487	81
Bilateral OTC	21,436	22	19,573	29
Total derivatives not designated as accounting hedges	3,658,205		3,884,641
Total gross derivative assets/liabilities:
Exchange-traded	678,917		393,316
Cleared OTC	1,194,983		1,230,060
Bilateral OTC	1,784,564		2,286,973
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(384,392)		(384,392)
Cleared OTC	(1,189,517)		(1,189,513)
Bilateral OTC	(1,533,711)		(1,190,667)
Net amounts per Consolidated Statements of Financial Condition (4)	$550,844		$1,145,777
(1)Exchange-traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)The number of exchange-traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables from/Payables to brokers, dealers and clearing organizations.
(3)Amounts netted include both netting by counterparty and for cash collateral paid or received.
(4)We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in our Consolidated Statements of Financial Condition.

August 2024 Form 10-Q	23

Notes to Consolidated Financial Statements
(Unaudited)
Gains (losses) recognized in Interest expense related to fair value hedges:

$ in thousands	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2024	2023	2024	2023
Interest rate swaps	$43,765	$(46,783)	$12,954	$(64,847)
Long-term debt	(61,068)	30,345	(62,053)	23,068
Total	$(17,303)	$(16,438)	$(49,099)	$(41,779)
Gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss):

$ in thousands	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2024	2023	2024	2023
Foreign exchange contracts	$(38,878)	$(22,086)	$(47,686)	$(53,091)
Total	$(38,878)	$(22,086)	$(47,686)	$(53,091)
Unrealized and realized gains (losses) on derivative contracts recognized primarily in Principal transactions revenues, which are utilized in connection with our client activities and our economic risk management activities:

$ in thousands	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2024	2023	2024	2023
Interest rate contracts	$72,271	$44,277	$107,103	$175,398
Foreign exchange contracts	15,760	26,173	48,289	63,832
Equity contracts	72,741	185,215	(186,617)	(118,222)
Commodity contracts	6,270	(105)	24,702	(289)
Credit contracts	(222)	(7,623)	(13,592)	(8,447)
Total	$166,820	$247,937	$(20,115)	$112,272
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
OTC Derivatives
Remaining contract maturities at August 31, 2024:

	OTC Derivative Assets (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$5,262	$—	$—	$—	$5,262
Equity options and forwards	163,004	49,776	—	(6,461)	206,319
Credit default swaps	—	24,419	—	—	24,419
Total return swaps	108,223	71,606	—	(4,171)	175,658
Foreign currency forwards, swaps and options	43,871	1,053	—	(189)	44,735
Fixed income forwards	6,257	—	—	—	6,257
Interest rate swaps, options and forwards	120,851	244,808	38,644	(77,836)	326,467
Total	$447,468	$391,662	$38,644	$(88,657)	789,117
Cross product counterparty netting					(20,924)
Total OTC derivative assets included in Financial instruments owned					$768,193

	OTC Derivative Liabilities (1) (2) (3)
$ in thousands	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$1,530	$—	$—	$—	$1,530
Equity options and forwards	108,263	108,550	—	(6,461)	210,352
Credit default swaps	1,985	13,008	—	—	14,993
Total return swaps	97,836	82,521	44	(4,171)	176,230
Foreign currency forwards, swaps and options	85,864	378	—	(189)	86,053
Fixed income forwards	14,978	—	—	—	14,978
Interest rate swaps, options and forwards	107,139	131,627	444,730	(77,836)	605,660
Total	$417,595	$336,084	$444,774	$(88,657)	1,109,796
Cross product counterparty netting					(20,924)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,088,872
(1)At August 31, 2024, we held net exchange-traded derivative assets and liabilities with a fair value of $149.0 million and $42.1 million, respectively, which are not included in these tables.
(2)OTC derivative assets and liabilities in the tables above are gross of collateral pledged. OTC derivative assets and liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At August 31, 2024, cash collateral received and pledged was $384.7 million and $492.6 million, respectively.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
OTC derivative assets at August 31, 2024 (in thousands):

Counterparty credit quality (1):
A- or higher	$167,768
BBB- to BBB+	72,300
BB+ or lower	267,516
Unrated	260,609
Total	$768,193
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
External credit ratings of the underlyings or referenced assets for our written credit related derivative contracts:

	August 31, 2024
	External Credit Ratings
$ in millions	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$270.0	$348.4	$618.4

	November 30, 2023
	External Credit Ratings
$ in millions	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$1,451.5	$893.9	$2,345.4

24	Jefferies Financial Group Inc.

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

$ in millions	August 31, 2024	November 30, 2023
Derivative instrument liabilities with credit-risk-related contingent features	$79.9	$139.5
Collateral posted	(65.4)	(97.6)
Collateral received	101.3	71.0
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	115.8	112.9
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.
Note 8. Collateralized Transactions

	August 31, 2024
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,570.8	$744.4	$166.1	$2,481.3
Corporate debt securities	919.6	3,598.0	—	4,517.6
Mortgage-backed and asset-backed securities	—	1,958.2	—	1,958.2
U.S. government and federal agency securities	46.7	7,084.8	—	7,131.5
Municipal securities	—	184.9	—	184.9
Sovereign obligations	13.0	2,303.0	106.5	2,422.5
Loans and other receivables	—	1,199.5	—	1,199.5
Total	$2,550.1	$17,072.8	$272.6	$19,895.5

	November 30, 2023
$ in millions	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,221.4	$627.0	$4.4	$1,852.8
Corporate debt securities	576.4	4,297.9	—	4,874.3
Mortgage-backed and asset-backed securities	—	1,950.9	—	1,950.9
U.S. government and federal agency securities	39.2	9,474.2	3.4	9,516.8
Municipal securities	—	141.1	—	141.1
Sovereign obligations	3.5	2,511.6	1.0	2,516.1
Loans and other receivables	—	838.5	—	838.5
Total	$1,840.5	$19,841.2	$8.8	$21,690.5

	August 31, 2024
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,675.4	$37.4	$350.0	$487.3	$2,550.1
Repurchase agreements	2,644.3	7,997.6	2,150.4	4,280.5	17,072.8
Obligation to return securities received as collateral, at fair value	272.6	—	—	—	272.6
Total	$4,592.3	$8,035.0	$2,500.4	$4,767.8	$19,895.5

	November 30, 2023
$ in millions	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,068.6	$—	$244.2	$527.7	$1,840.5
Repurchase agreements	10,548.3	2,442.4	1,939.9	4,910.6	19,841.2
Obligation to return securities received as collateral, at fair value	8.8	—	—	—	8.8
Total	$11,625.7	$2,442.4	$2,184.1	$5,438.3	$21,690.5
We receive securities as collateral under resale agreements, securities borrowing transactions, customer margin loans, and in connection with securities-for-securities transactions in which we are the lender of securities. We also receive securities as initial margin on certain derivative transactions. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2024 and November 30, 2023, the approximate fair value of securities received as collateral by us that may be sold or repledged was $40.78 billion and $33.99 billion, respectively. At August 31, 2024 and November 30, 2023, a substantial portion of the securities received by us had been sold or repledged.

August 2024 Form 10-Q	25

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

	August 31, 2024
$ in millions	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,056.6	$—	$7,056.6	$(279.4)	$(1,945.2)	$4,832.0
Reverse repurchase agreements	14,462.3	(7,469.3)	6,993.0	(984.9)	(5,922.7)	85.4
Securities received as collateral, at fair value	272.6	—	272.6	—	(272.6)	—
Liabilities:
Securities lending arrangements	$2,550.1	$—	$2,550.1	$(279.4)	$(2,226.9)	$43.8
Repurchase agreements	17,072.8	(7,469.3)	9,603.5	(984.9)	(8,125.9)	492.7
Obligation to return securities received as collateral, at fair value	272.6	—	272.6	—	(272.6)	—

	November 30, 2023
$ in millions	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$7,192.1	$—	$7,192.1	$(327.7)	$(1,642.9)	$5,221.4
Reverse repurchase agreements	14,871.1	(8,920.6)	5,950.5	(1,304.0)	(4,582.6)	63.9
Securities received as collateral, at fair value	8.8	—	8.8	—	(8.8)	—
Liabilities:
Securities lending arrangements	$1,840.5	$—	$1,840.5	$(327.7)	$(1,396.1)	$116.7
Repurchase agreements	19,841.2	(8,920.6)	10,920.6	(1,304.0)	(9,035.4)	581.2
Obligation to return securities received as collateral, at fair value	8.8	—	8.8	—	(8.8)	—
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
(3)Includes $4.78 billion of securities borrowing arrangements for which we have received securities collateral of $4.64 billion, and $420.0 million of repurchase agreements for which we have pledged securities collateral of $436.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
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

$ in thousands	August 31, 2024	November 30, 2023
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$1,360,324	$1,414,593
Securities purchased under agreements to resell (1)	343,779	45,490
Total	$1,704,103	$1,460,083
(1)Includes U.S. Treasury securities segregated for the exclusive benefit of customers under SEC’s Rule 15c3-3.
Note 9. Securitization Activities
We engage in securitization activities related to corporate loans, mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A portion of our securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of VIEs; however, we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. Refer to Note 10, Variable Interest Entities for further discussion on VIEs and our determination of the primary beneficiary.
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

Securitizations that were accounted for as sales in which we had continuing involvement:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Transferred assets	$878.0	$2,725.6	$3,446.7	$6,576.0
Proceeds on new securitizations	878.0	2,702.7	3,446.7	6,553.0
Cash flows received on retained interests	9.5	13.2	28.8	13.6
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2024 and November 30, 2023.
Our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment:

	August 31, 2024		November 30, 2023
$ in millions	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$5,154.5	$188.9	$5,595.1	$417.3
U.S. government agency CMBS	2,539.9	186.7	3,014.3	197.3
CLOs	7,343.2	32.5	6,323.8	23.3
Consumer and other loans	1,320.6	49.0	1,877.8	68.1
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

August 2024 Form 10-Q	27

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
Consolidated VIEs:

	August 31, 2024 (1)
$ in millions	Secured Funding Vehicles	Other
Cash	$—	$2.8
Financial instruments owned	65.0	12.9
Securities purchased under agreements to resell (2)	2,283.0	—
Receivables from brokers (3)	—	17.8
Other receivables	2.0	3.0
Other assets (4)	—	91.0
Total assets	$2,350.0	$127.5
Financial instruments sold, not yet purchased	$—	$7.6
Other secured financings (5)	2,343.0	—
Other liabilities (6)	7.1	18.9
Long-term debt	—	70.0
Total liabilities	$2,350.1	$96.5

	November 30, 2023 (1)
$ in millions	Secured Funding Vehicles	Other
Cash	$—	$1.1
Financial instruments owned	—	7.8
Securities purchased under agreements to resell (2)	1,677.7	—
Receivables from brokers (3)	—	18.0
Assets held for sale (7)	815.6	578.8
Other assets (4)	—	147.9
Total assets	$2,493.3	$753.6
Financial instruments sold, not yet purchased	$—	$6.4
Other secured financings (5)	1,667.3	—
Liabilities held for sale (7)	769.2	303.4
Other liabilities (6)	10.5	249.7
Long-term debt	—	49.6
Total liabilities	$2,447.0	$609.1
(1)Assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions from related consolidated entities, which are all eliminated in consolidation.
(3)$1.5 million and $1.4 million of receivables from brokers at August 31, 2024 and November 30, 2023, respectively, are with related consolidated entities, which are eliminated in consolidation.
(4)$3.3 million and $56.1 million of the other assets at August 31, 2024 and November 30, 2023, respectively, represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(5)$642.6 million and $681.0 million of the other secured financings at August 31, 2024 and November 30, 2023, respectively, are with related consolidated entities and are eliminated in consolidation.
(6)$18.7 million and $247.9 million of the other liabilities amounts at August 31, 2024 and November 30, 2023, respectively, are with related consolidated entities, which are eliminated in consolidation.
(7)At November 30, 2023, Assets held for sale and Liabilities held for sale in our Consolidated Statements of Financial Condition relate to the net operating assets of the wholesale operations of OpNet and Foursight’s automobile financing vehicles. Both entities were considered to be VIEs. $31.9 million of Assets held for sale and $5.3 million Liabilities held for sale were with related consolidated entities and were eliminated in consolidation. Refer to Note 5, Assets Held for Sale and Discontinued Operations for further information.

28	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
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
During the fourth quarter of 2023, we became the primary beneficiary of OpNet’s wholesale wireless broadband business, which was classified as held for sale during the fourth quarter of 2023 and subsequently sold during the third quarter of 2024. Refer to Note 4, Business Acquisitions and Note 5, Assets Held for Sale and Discontinued Operations for further information.
Nonconsolidated VIEs

	August 31, 2024
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs	$779.1	$15.0	$5,538.2	$12,908.9
Asset-backed vehicles	816.6	—	1,155.4	3,774.4
Related party private equity vehicles	2.5	—	13.1	26.5
Other investment vehicles	1,061.3	—	1,336.9	20,343.4
Total	$2,659.5	$15.0	$8,043.6	$37,053.2

	November 30, 2023
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
$ in millions	Assets	Liabilities
CLOs	$913.3	$14.1	$4,414.0	$9,455.5
Asset-backed vehicles	661.7	—	661.7	3,734.8
Related party private equity vehicles	3.1	—	14.2	10.3
Other investment vehicles	1,071.2	—	1,233.7	15,059.2
Total	$2,649.3	$14.1	$6,323.6	$28,259.8
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
◦Reverse repurchase agreements with collateral margin maintenance obligations and commitments to fund such reverse repurchase agreements; and
◦Senior and subordinated notes issued in connection with CLO warehousing activities.
•Trading positions in securities issued in CLO transactions; and
•Investments in variable funding notes issued by CLOs.

August 2024 Form 10-Q	29

Notes to Consolidated Financial Statements
(Unaudited)
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
Related Party Private Equity Vehicles. We have committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (refer to Note 11, Investments for further information)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we have committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At August 31, 2024 and November 30, 2023, our total equity commitment in the JCP Entities was $133.0 million, of which $123.1 million and $122.6 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $2.1 million and $3.1 million at August 31, 2024 and November 30, 2023, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At August 31, 2024 and November 30, 2023, we had equity commitments to invest $1.42 billion and $1.26 billion, respectively, in various other investment vehicles, of which $1.14 billion and $1.10 billion was funded, respectively. The carrying value of our equity investments was $1.06 billion and $1.07 billion at August 31, 2024 and November 30, 2023, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
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
At August 31, 2024 and November 30, 2023, we held $2.09 billion and $1.89 billion of agency mortgage-backed securities, respectively, and $95.6 million and $261.2 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.
Note 11. Investments
Investments for which we exercise significant influence over the investee are accounted for under the equity method of accounting with our shares of the investees’ earnings recognized in Other revenues. Equity method investments, including any loans to the investees, are reported within Investments in and loans to related parties.

$ in millions	August 31, 2024	November 30, 2023
Total Investments in and loans to related parties	$1,349.6	$1,239.3

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Total equity method pickup earnings (losses) recognized in Other revenues	$25.0	$(78.1)	$62.2	$(229.9)
The following presents summarized financial information about our significant equity method investees. For certain investees, we receive financial information on a lag and the summarized information provided for these investees is based on the latest financial information available as of August 31, 2024, November 30, 2023 and August 31, 2023.

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
At August 31, 2024, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.50 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At August 31, 2024, our remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2025 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at August 31, 2024. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2025 with automatic one year extensions absent a 60 day termination notice by either party. At August 31, 2024, we had funded $0.0 million of our $250.0 million commitment.
Activity related to the facility:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Unfunded commitment fees	$0.3	$0.3	$0.9	$0.9
Selected financial information for Jefferies Finance:

$ in millions	August 31, 2024	November 30, 2023
Total assets	$5,374.4	$5,598.2
Total liabilities	4,031.3	4,352.0

	August 31, 2024	November 30, 2023
Our total equity balance	$664.2	$630.1

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Net earnings (losses) attributable to members	$28.8	$(31.5)	$68.1	$(3.7)
Activity related to our other transactions with Jefferies Finance:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Origination and syndication fee revenues (1)	$72.9	$37.9	$200.2	$84.1
Origination fee expenses (1)	16.2	10.1	40.8	20.5
CLO placement and structuring fee revenues (2)	0.8	1.7	1.1	1.7
Investment fund placement fee revenues (3)	2.4	—	3.3	—
Service fees (4)	15.3	20.1	81.0	81.2
(1)We engage in the origination and syndication of loans underwritten by Jefferies Finance. In connection with such services, we earned fees, which are recognized in Investment banking revenues. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance, which are recognized as Business development expenses.
(2)We act as a placement and/or structuring agent for CLOs managed by Jefferies Finance, for which we recognized fees and are included in Investment banking revenues.
(3)We act as a placement agent for investment funds managed by Jefferies Finance, for which we recognized fees and are included in Commissions and other fees.
(4)Under a service agreement, we charge Jefferies Finance for various administrative services provided.
In connection with non-U.S. dollar loans originated by Jefferies Finance to borrowers who are investment banking clients of ours, we have entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure.
Receivables from Jefferies Finance, included in Other assets, were $2.6 million and $3.5 million at August 31, 2024 and November 30, 2023, respectively. At August 31, 2024 and November 30, 2023, payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers, were $3.8 million and $2.6 million, respectively.

August 2024 Form 10-Q	31

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
Commercial paper issued by Berkadia is supported by a $1.50 billion surety policy issued by a Berkshire Hathaway insurance subsidiary and corporate guaranty, and we have agreed to reimburse Berkshire Hathaway for one-half of any losses incurred thereunder. At August 31, 2024, the aggregate amount of commercial paper outstanding was $1.47 billion.
Selected financial information for Berkadia:

$ in millions	August 31, 2024	November 30, 2023
Total assets	$4,662.5	$5,318.2
Total liabilities	3,189.7	3,816.1
Total noncontrolling interest	540.1	612.8

	August 31, 2024	November 30, 2023
Our total equity balance	$421.8	$400.9

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Net earnings attributable to members	$41.4	$53.9	$119.6	$96.4

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Distributions	$28.0	$33.6	$34.7	$33.8
At August 31, 2024 and November 30, 2023, we had commitments to purchase $24.8 million and $77.5 million, respectively, of agency CMBS from Berkadia.
Activity related to our other transactions with Berkadia:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Transaction referral fee revenue (1)	$—	$—	$0.3	$—
Loan origination fees paid (2)	—	—	0.4	—
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
Selected financial information for our significant real estate investments:

$ in millions	August 31, 2024	November 30, 2023
Total assets	$328.6	$329.5
Total liabilities	488.9	500.0

	August 31, 2024	November 30, 2023
Our total equity balance	$96.6	$90.0

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Net earnings	$2.9	$4.1	$3.0	$1.8
54 Madison:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Distributions	$—	$1.1	$—	$18.2
JCP Fund V
We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by our President. The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value was $1.8 million and $2.2 million at August 31, 2024 and November 30, 2023, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers. The following summarizes the results from these investments which are included in Principal transactions revenues:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Net losses from our investments in JCP Fund V	$(0.1)	$(0.2)	$(0.3)	$(8.5)
At both August 31, 2024 and November 30, 2023, we were committed to invest equity of up to $85.0 million in JCP Fund V. At both August 31, 2024 and November 30, 2023, our unfunded commitment relating to JCP Fund V was $8.7 million.

32	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.0% at August 31, 2024 of the combined equity interests:

	Three Months Ended
$ in millions	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Net increase (decrease) in net assets resulting from operations (1)	$(0.3)	$0.1	$(0.9)	$(0.4)	$(4.9)	$(54.6)
(1)Financial information for JCP Fund V within our results of operations for the three and nine months ended August 31, 2024 and 2023 is included based on the periods presented.
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
Activity related to these separately managed accounts is as follows:

$ in millions	Three Months Ended August 31, 2023	Nine Months Ended August 31, 2023
Investment gains (1)	$0.7	$0.4
Management fees (2)	0.2	0.6
(1)Included in Principal transactions revenues.
(2)Included in Brokerage and clearing fees.
ApiJect
We own shares which represent a 33.6% economic interest in ApiJect at August 31, 2024, which is accounted for at fair value by electing the fair value option, and is included within corporate equity securities in Financial instruments owned, at fair value. Additionally, we have a right to 1.125% of ApiJect’s future revenues.
In December 2023, we purchased a $4.6 million secured convertible promissory note from ApiJect, which matures on December 14, 2025. In April 2024, we purchased a $1.3 million promissory note from ApiJect. These promissory notes were accounted for at fair value in Financial instruments owned and classified within Level 3 of the fair value hierarchy. We recognized interest income of $0.0 million and $0.2 million on the two notes during the three and nine months ended August 31, 2024, respectively. In May 2024, we converted our notes into common shares and also paid $8.8 million for an additional investment in common shares of ApiJect. During the nine months ended August 31, 2024, we recognized a gain of $1.2 million, relating to the conversion of the convertible promissory note.
At August 31, 2024 and November 30, 2023, the total fair value of our total equity investment in common shares of ApiJect was $116.1 million and $100.1 million, respectively, which is classified within Level 3 of the fair value hierarchy. Additionally, we own warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032.
We also have a term loan agreement with a principal of ApiJect for $23.3 million, which will mature on October 31, 2024. The loan is accounted for at amortized cost and is reported within Other assets. The loan has a fair value of $23.3 million and $30.4 million at August 31, 2024 and November 30, 2023, respectively, which would be classified as Level 3 in the fair value hierarchy.
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
Selected financial information for Stratos:

$ in millions	Three Months Ended August 31, 2023	Nine Months Ended August 31, 2023
Net losses	$(8.8)	$(34.6)
Aircadia
In December 2023, Aircadia Leasing II LLC (“Aircadia”), a wholly owned subsidiary, purchased airplanes and simultaneously entered into a lease with the seller to lease the airplanes for a term of 42 months. The transaction was accounted for as a sale leaseback and the airplanes are recognized within Premises and equipment at $57.7 million. During the three and nine months ended August 31, 2024, we recognized $5.6 million and $15.0 million, respectively, of operating lease income.

August 2024 Form 10-Q	33

Notes to Consolidated Financial Statements
(Unaudited)
In December 2023, we provided a loan to the seller for $30.0 million, which matures on January 3, 2025. The loan is accounted for at amortized cost and included within Investments in and loans to related parties. We recognized interest income of $0.8 million and $2.2 million on the loan during the three and nine months ended August 31, 2024, respectively. We also hold preferred shares in the seller, which are accounted for at fair value in Financial instruments owned with a fair value of $37.1 million and at both August 31, 2024 and November 30, 2023, and are classified within Level 3 of the fair value hierarchy.
In September 2024, we provided a €15.0 million loan, maturing in May 2025, to an individual related to the seller, secured by a privately owned aircraft and guaranteed by the individual.
OpNet
On November 30, 2023, we provided notice of our intent to convert certain classes of our preferred shares into common shares. As a result, we obtained control of OpNet and consolidated its assets and liabilities in our consolidated financial statements as of November 30, 2023. Upon conversion on May 7, 2024, our ownership increased to 57.5% of the common shares and our voting rights increased to 72.6% of the aggregate voting rights of OpNet. From the time we obtained control of OpNet to its sale in August 2024, its wholesale business was considered a VIE and classified as held for sale. We also consolidate Tessellis, a subsidiary of OpNet, which is not considered to be a VIE. Refer to Note 4, Business Acquisitions for further information. Prior to the acquisition and consolidation of OpNet, we accounted for our equity investment in OpNet under the equity method.

During the three and nine months ending August 31, 2023, we contributed $54.2 million and $142.8 million, respectively, to OpNet through direct subscription, settlement of subscription advances, and conversion of a shareholder loan. We recognized equity method pickup losses of $35.3 million and $157.1 million during the three and nine months ending August 31, 2023, respectively.
Selected financial information for OpNet:

$ in millions	Three Months Ended August 31, 2023	Nine Months Ended August 31, 2023
Net losses	$(37.1)	$(179.1)
Golden Queen Mining Company LLC
We had a 50.0% ownership interest in Golden Queen, which owns and operates a gold and silver mine project located in California. We sold our interest in Golden Queen in November 2023.
During the three and nine months ending August 31, 2023, we recognized other-than-temporary impairment charges of $27.8 million and $57.2 million, respectively, on our investment within Other revenues.
Selected financial information for Golden Queen:

$ in millions	Three Months Ended August 31, 2023	Nine Months Ended August 31, 2023
Net earnings (losses)	$0.7	$(1.6)
Note 12. Credit Losses on Financial Assets Measured at Amortized Cost
Automobile Loans. On November 20, 2023, we entered into an agreement to sell all of our membership interests in our automobile loans business, Foursight. Refer to Note 5, Assets
Held for Sale and Discontinued Operations for additional details.
Allowance for credit losses related to our automobile loans:

$ in thousands	Three Months Ended August 31, 2023	Nine Months Ended August 31, 2023
Beginning balance	$78,622	$79,614
Provision for doubtful accounts	11,788	29,398
Charge-offs, net of recoveries	(10,635)	(29,237)
Ending balance	$79,775	$79,775
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
Other Financial Assets. For all other financial assets measured at amortized cost, we estimate expected credit losses over the financial assets’ life as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. During the nine months ended August 31, 2024, we recognized bad debt expense of $26.2 million related to receivables associated with our asset management arrangements with Weiss Multi-Strategy Advisers.
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

34	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
is periodically updated to reflect changes in the underlying portfolio’s credit characteristics and most recent historical loss data.
Allowance for credit losses for investment banking receivables:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2024	2023	2024	2023
Beginning balance	$2,868	$2,069	$6,306	$5,914
Bad debt expense	1,059	1,827	3,146	3,574
Charge-offs	(1)	(39)	(2,720)	(3,106)
Recoveries collected	(197)	(111)	(3,003)	(2,636)
Ending balance (1)	$3,729	$3,746	$3,729	$3,746
(1)Substantially all of the allowance for doubtful accounts balances relate to mergers and acquisitions and restructuring fee receivables, which include recoverable expense receivables.
Note 13. Goodwill and Intangible Assets
Goodwill

	Nine Months Ended August 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period	$1,532,172	$315,684	$1,847,856
Currency translation and other adjustments	3,335	1,535	4,870
Measurement period adjustment (1)	—	(28,346)	(28,346)
Goodwill relating to acquisitions by Tessellis	—	8,578	8,578
Balance, at end of period	$1,535,507	$297,451	$1,832,958
(1)Includes a $27.0 million measurement period adjustment recorded during the first quarter of 2024 related to the OpNet acquisition. Refer to Note 4, Business Acquisitions for further information.

	Nine Months Ended August 31, 2023
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Balance, at beginning of period	$1,552,944	$183,170	$1,736,114
Currency translation and other adjustments	3,354	—	3,354
Balance, at end of period	$1,556,298	$183,170	$1,739,468
The carrying values of goodwill by reporting unit at August 31, 2024 are as follows: $701.8 million in Investment Banking, $255.8 million in Equities and Wealth Management, $577.9 million in Fixed Income, $143.0 million in Asset Management and $154.5 million attributed to various individual other investments.
Goodwill Impairment Testing
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
We test goodwill allocated to our Investment Banking, Equities, Fixed Income and Asset Management reporting units annually on August 1 and test goodwill allocated to other individual investments annually on November 30. Our annual goodwill impairment testing at August 1, 2024 did not indicate any goodwill impairment in any of our Investment Banking, Equities and Fixed Income reporting units, which are part of our Investment Banking and Capital Markets reportable segment and did not indicate any goodwill impairment in our Asset Management reporting unit. The results of our assessment indicated that each of these reporting units had a fair value in excess of their carrying amounts based on current projections.
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using methodologies that include a market valuation method that incorporated price-to-earnings and price-to-book multiples of comparable public companies and/or projected cash flows. Under the market valuation approach, the key assumptions are the selected multiples and our internally developed projections of future profitability, growth and return on equity for each reporting unit. The weight assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. In addition, as the fair values determined under the market valuation approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1.
Intangible Assets

	August 31, 2024					Weighted Average Remaining Lives (Years)
$ in thousands	Gross Cost	Assets Acquired (1)	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Customer relationships	$136,848	$27,628	$—	$(103,756)	$60,720	6.0
Trademarks and trade names	147,321	8,730	—	(43,944)	112,107	21.6
Exchange and clearing organization membership interests and registrations	8,769	—	(10)	—	8,759	N/A
Other	52,533	27,318	—	(22,093)	57,758	4.3
Total	$345,471	$63,676	$(10)	$(169,793)	$239,344
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
(1)Refer to Note 4, Business Acquisitions for further information.
At August 1, 2024, we performed our annual impairment testing of intangible assets with an indefinite useful life consisting of exchange and clearing organization membership interests and registrations. We utilized quantitative assessments of

August 2024 Form 10-Q	35

Notes to Consolidated Financial Statements
(Unaudited)
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
Amortization Expense
For finite life intangible assets, we recognized aggregate amortization expense of $8.2 million and $22.3 million for the three and nine months ended August 31, 2024, respectively, and $2.3 million and $7.0 million for the three and nine months ended August 31, 2023, respectively. These expenses are included in Depreciation and amortization.
Estimated future amortization expense for the next five fiscal years (in thousands):

Remainder of fiscal year 2024	$9,720
Year ending November 30, 2025	33,121
Year ending November 30, 2026	33,083
Year ending November 30, 2027	33,049
Year ending November 30, 2028	32,806
Note 14. Revenues from Contracts with Customers

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2024	2023	2024	2023

Investment banking	$925,635	$600,190	$2,343,284	$1,595,463
Commissions and other fees	270,643	223,712	787,968	672,294
Asset management fees	7,189	5,344	43,539	27,965
Oil and gas revenues	358	228	799	25,997
Real estate revenues	4,038	1,902	10,727	12,105
Other contracts with customers	14,782	13,583	43,091	39,544
Total revenue from contracts with customers	1,222,645	844,959	3,229,408	2,373,368
Other sources of revenue:
Principal transactions	324,501	353,373	1,381,432	1,171,578
Revenues from affiliates	6,256	9,468	32,046	39,766
Interest	936,786	898,040	2,636,002	2,062,104
Other	105,401	(64,925)	384,939	(174,155)
Total revenues	$2,595,589	$2,040,915	$7,663,827	$5,472,661
Disaggregation of Revenue

	Three Months Ended August 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$592,462	$—	$592,462
Investment banking - Underwriting	333,173	—	333,173
Equities (1)	267,697	—	267,697
Fixed income (1)	2,486	—	2,486
Asset management	—	7,189	7,189
Other investments	—	19,638	19,638
Total	$1,195,818	$26,827	$1,222,645
Primary geographic region:
Americas	$885,377	$24,858	$910,235
Europe and the Middle East	223,570	1,040	224,610
Asia-Pacific	86,871	929	87,800
Total	$1,195,818	$26,827	$1,222,645

	Three Months Ended August 31, 2023
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$335,271	$—	$335,271
Investment banking - Underwriting	264,919	—	264,919
Equities (1)	221,191	—	221,191
Fixed income (1)	2,521	—	2,521
Asset management	—	5,344	5,344
Other investments	—	15,713	15,713
Total	$823,902	$21,057	$844,959
Primary geographic region:
Americas	$648,511	$19,769	$668,280
Europe and the Middle East	100,419	631	101,050
Asia-Pacific	74,972	657	75,629
Total	$823,902	$21,057	$844,959

	Nine Months Ended August 31, 2024
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$1,214,927	$—	$1,214,927
Investment banking - Underwriting	1,128,356	—	1,128,356
Equities (1)	779,462	—	779,462
Fixed income (1)	7,036	—	7,036
Asset management	—	43,539	43,539
Other investments	—	56,088	56,088
Total	$3,129,781	$99,627	$3,229,408
Primary geographic region:
Americas	$2,351,130	$93,626	$2,444,756
Europe and the Middle East	518,916	3,192	522,108
Asia-Pacific	259,735	2,809	262,544
Total	$3,129,781	$99,627	$3,229,408

36	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended August 31, 2023
$ in thousands	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$886,606	$—	$886,606
Investment banking - Underwriting	708,857	—	708,857
Equities (1)	663,957	—	663,957
Fixed income (1)	8,337	—	8,337
Asset management	—	27,965	27,965
Other investments	—	77,646	77,646
Total	$2,267,757	$105,611	$2,373,368
Primary geographic region:
Americas	$1,744,439	$101,996	$1,846,435
Europe and the Middle East	338,551	1,804	340,355
Asia-Pacific	184,767	1,811	186,578
Total	$2,267,757	$105,611	$2,373,368
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at August 31, 2024. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price.
During the three and nine months ended August 31, 2024, we recognized $39.2 million and $39.7 million, respectively, compared with $13.2 million and $32.7 million, during the three and nine months ended August 31, 2023, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, during the three and nine months ended August 31, 2024, we recognized $8.6 million and $23.8 million, respectively, compared with $8.1 million and $23.6 million, during the three and nine months ended August 31, 2023, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at August 31, 2024 and November 30, 2023 were $55.6 million and $48.3 million, respectively, which are recorded in Accrued expenses and other liabilities. During the three and nine months ended August 31, 2024, we recognized revenues of $35.0 million and $33.2 million, respectively, compared with $12.5 million and $19.2 million during the three and nine months ended August 31, 2023, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $256.8 million and $248.2 million at August 31, 2024 and November 30, 2023, respectively.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At August 31, 2024 and November 30, 2023, capitalized costs to fulfill a contract were $6.1 million and $5.3 million, respectively, which are recorded in Receivables—Fees, interest and other. For the three and nine months ended August 31, 2024, we recognized expenses of $2.4 million and $2.7 million, respectively, compared with $1.2 million and $1.9 million, during the three and nine months ended August 31, 2023, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended August 31, 2024 and August 31, 2023.
Note 15. Compensation Plans
For a description of Restricted Stock, Restricted Stock Units, the Senior Executive Compensation Plan and other compensation plans refer to Note 15. Compensation Plans in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023.
At August 31, 2024, there were approximately 2.3 million shares of restricted stock outstanding with future service required, 5.1 million RSUs outstanding with future service required (including target RSUs that may be issued under the senior executive compensation plan), 9.2 million RSUs outstanding with no future service required, and 5.1 million stock options outstanding. The maximum potential increase to common shares outstanding resulting from these outstanding awards is 19.4 million at August 31, 2024.
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

August 2024 Form 10-Q	37

Notes to Consolidated Financial Statements
(Unaudited)
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
Components of total compensation cost associated with certain of our compensation plans:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Restricted cash awards	$103.7	$61.9	$315.8	$184.4
Restricted stock and RSUs (1)	13.4	11.3	47.9	35.5
Profit sharing plan	2.1	1.8	11.2	10.1
Total compensation cost	$119.2	$75.0	$374.9	$230.0
(1)Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain compensation plans at August 31, 2024:

$ in millions	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$123.4	3.1
Restricted cash awards (1)	1,036.4	3.0
Total	$1,159.8
(1)The remaining unamortized amount is included within Other assets.
Note 16. Borrowings
Short-Term Borrowings

$ in thousands	August 31, 2024	November 30, 2023
Bank loans	$1,118,783	$989,715
Fixed rate callable note	599,751	—
Total short-term borrowings (1)	$1,718,534	$989,715
(1)Short-term borrowings, which mature in one year or less and are recorded at cost, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
At August 31, 2024 and November 30, 2023, the weighted average interest rate on our bank loans were 5.99% and 6.06%, respectively.
Our banks loans include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At August 31, 2024, we were in compliance with all covenants under these credit facilities.
Long-Term Debt

$ in thousands	Maturity (Fiscal Years)	August 31, 2024	November 30, 2023
Parent Co. unsecured borrowings
Fixed rate	2024	$—	$544,222
	2025	74,924	117,180
	2026	871,569	90,315
	2027	383,792	526,660
	2028	1,030,332	1,028,966
	2029 and Later	4,698,975	2,715,503

Variable rate	2025	—	350,000
	2026	43,062	42,417
	2027	721,781	562,833
	2029 and Later	1,346,811	810,761

Structured notes (1)	2024	5,508	48,002
	2025	100,231	40,868
	2026	66,166	36,178
	2027	61,794	83,306
	2028	38,019	19,768
	2029 and Later	1,851,173	1,480,321
Total Parent Co. unsecured borrowings (2)		11,294,137	8,497,300

Subsidiaries secured borrowings
Fixed rate	2024	200,969	135,202
	2025	81,264	117,814
	2026	48,859	23,313
	2027	7,098	4,412
	2028	34,923	37,305
	2029 and Later	100,858	—

Variable rate	2024	—	883,406
	2026	856,545	—
	2027	263,949	—
Total Subsidiaries secured borrowings		1,594,465	1,201,452
Subsidiaries unsecured borrowings
Fixed rate	2029	6,662	—
Variable rate	2024	26,748	—
Total Subsidiaries unsecured borrowings		33,410	—
Total long-term debt (3)		$12,922,012	$9,698,752
Fair value		$13,090,184	$9,572,842
Weighted-average interest rate (4)		5.61%	5.52%
Interest rate range (4)		0.25% - 7.97%	0.25% - 8.21%
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
(2)Carrying values of certain unsecured borrowings, totaling $2.05 billion and $1.99 billion for August 31, 2024 and November 30, 2023, respectively, include net losses of $62.1 million and net gains of $23.1 million for the nine months ended August 31, 2024 and 2023, respectively, associated with interest rate swaps based on designation as fair value hedges. Refer to Note 7, Derivative Financial Instruments for further information.

38	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
(3)Carrying values include unamortized discounts and premiums, valuation adjustments and debt issuance costs. At August 31, 2024 and November 30, 2023, our borrowings under several credit facilities classified within Long-term debt amounted to $788.9 million and $735.2 million, respectively. Interest on these credit facilities is based on an adjusted Secured Overnight Financing Rate (“SOFR”) plus a spread or other adjusted rates, as defined in the various credit agreements. Additionally, certain of our borrowings are under agreements containing covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At August 31, 2024, we were in compliance with all covenants under these credit agreements.
(4)Interest rates exclude structured notes and include the effect of the associated derivative instruments used in the hedge accounting relationships.
During the nine months ended August 31, 2024, long-term debt increased by $3.22 billion to $12.92 billion at August 31, 2024, primarily due to proceeds of $3.29 billion from the net issuance of unsecured senior notes, $297.9 million from net issuances of structured notes, $427.9 million from increased subsidiaries borrowings, and valuation losses on structured notes of $105.7 million. These increases were partially offset by a $350.0 million paydown of a revolving credit facility and repayments of $645.0 million on our unsecured senior notes.
Note 17. Total Equity
Common Stock
At both August 31, 2024 and November 30, 2023, we had 565,000,000 authorized shares of voting common stock with a par value of $1.00 per share and had 205,495,338 and 210,626,642 common shares outstanding, respectively.
The Board of Directors has authorized the repurchase of common stock under a share repurchase program. For the nine months ended August 31, 2024, we did not repurchase any shares under our share repurchase program and at August 31, 2024, we had $250.0 million remaining authorization of future repurchases. Additionally, treasury stock repurchases include repurchases of common stock for net-share withholding under our equity compensation plans.
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
Additionally, on April 27, 2023, we entered into an Exchange Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), which entitles SMBC to exchange shares of our voting common stock for shares of the Series B Preferred Stock at a rate of 500 shares of voting common stock for one share of Series B Preferred Stock. The Exchange Agreement is limited to 55,125 shares of Preferred Stock and SMBC will pay $1.50 per share of voting common stock so exchanged. During the year ended November 30, 2023, SMBC exchanged 21.0 million shares of voting common stock for 42,000 shares of Series B Preferred Stock and we received cash of $31.5 million from SMBC in connection with the exchange. As a result of the exchange, our equity attributed to our voting common stock decreased by $21.0 million, our equity attributed to the Series B Preferred Stock increased by $42,000 and additional paid-in capital increased by $52.4 million. On June 20, 2024, SMBC exchanged an additional 6.6 million shares of voting common stock for 13,125 shares of Series B Preferred Stock and we received $9.8 million from SMBC in connection with the exchange. Following this exchange, SMBC increased its ownership to 11.8% of our common stock on an as-converted basis and 10.9% on a fully-diluted, as-converted basis. As a result, an executive officer of SMBC was elected and now serves on our Board of Directors. On September 19, 2024, SMBC purchased 9.2 million shares of our common stock. As of today, SMBC owns approximately 15.8% of our common stock on an as-converted basis and 14.5% on a fully-diluted, as-converted basis. Refer to Note 22, Related Party Transactions for further information regarding transactions with SMBC.
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

August 2024 Form 10-Q	39

Notes to Consolidated Financial Statements
(Unaudited)
Earnings Per Common Share
Basic and diluted earnings per common share amounts were calculated by dividing net earnings by the weighted-average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per common share are as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
In thousands, except per share amounts	2024	2023	2024	2023
Numerator for earnings per common share from continuing operations:
Net earnings from continuing operations	$174,676	$53,947	$493,606	$191,955
Less: Net losses attributable to noncontrolling interests	(6,304)	(3,772)	(16,541)	(13,794)
Mandatorily redeemable convertible preferred share dividends	—	—	—	(2,016)
Allocation of earnings to participating securities (1)	(20,785)	(6,369)	(48,501)	(7,344)
Net earnings from continuing operations attributable to common shareholders for basic earnings per share	$160,195	$51,350	$461,646	$196,389
Net earnings from continuing operations attributable to common shareholders for diluted earnings per share	$160,195	$51,350	$461,646	$196,389

Numerator for earnings per common share from discontinued operations:
Net earnings (losses) from discontinued operations (including loss on disposal), net of income taxes	6,363	—	(1,488)	—
Less: Net losses attributable to noncontrolling interests	(570)	—	(2,561)	—
Net earnings (losses) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$6,933	$—	$1,073	$—
Net earnings attributable to common shareholders for basic earnings per share	$167,128	$51,350	$462,719	$196,389
Net earnings attributable to common shareholders for diluted earnings per share	$167,128	$51,350	$462,719	$196,389

Denominator for earnings per common share:
Weighted average common shares outstanding	206,418	218,411	209,997	226,265
Weighted average shares of restricted stock outstanding with future service required	(2,305)	(1,793)	(2,346)	(1,923)
Weighted average RSUs outstanding with no future service required	10,339	11,735	10,455	12,324
Weighted average basic common shares	214,452	228,353	218,106	236,666
Stock options and other share-based awards	4,189	2,047	3,369	2,064
Senior executive compensation plan RSU awards	3,058	1,641	2,705	1,928
Weighted average diluted common shares (2)	221,699	232,041	224,180	240,658

Earnings (losses) per common share:
Basic from continuing operations	$0.75	$0.22	$2.12	$0.83
Basic from discontinued operations	0.03	—	—	—
Basic	$0.78	$0.22	$2.12	$0.83
Diluted from continuing operations	$0.72	$0.22	$2.06	$0.82
Diluted from discontinued operations	0.03	—	—	—
Diluted	$0.75	$0.22	$2.06	$0.82
(1)Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent certain preferred stock, restricted stock and RSUs for which requisite service has not yet been rendered and amounted to weighted average shares of 26.3 million and 22.9 million, for the three and nine months ended August 31, 2024, respectively, compared with 0.7 million and 1.1 million, during the three and nine months ended August 31, 2023, respectively. Dividends paid on participating securities were not material for the three and nine months ended August 31, 2024 and August 31, 2023. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.
(2)Certain securities have been excluded as they would be antidilutive. However, these securities could potentially dilute earnings per common share in the future. Antidilutive shares at August 31, 2024, were 12.7% and 12.5% of the weighted average common shares outstanding for the three and nine months ended August 31, 2024, respectively.

40	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Dividends

Nine Months Ended August 31, 2024
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2024	February 16, 2024	February 27, 2024	$0.30
March 27, 2024	May 20, 2024	May 30, 2024	$0.30
June 26, 2024	August 19, 2024	August 30, 2024	$0.35

Nine Months Ended August 31, 2023
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 9, 2023	February 13, 2023	February 24, 2023	$0.30
March 28, 2023	May 15, 2023	May 26, 2023	$0.30
June 27, 2023	August 14, 2023	August 25, 2023	$0.30
On June 26, 2024, our Board of Directors increased our quarterly dividend from $0.30 to $0.35 per common share. On September 25, 2024, the Board of Directors declared a dividend of $0.35 per common share to be paid on November 27, 2024 to common shareholders of record at November 18, 2024.
We paid cash dividends on our Series B Preferred Stock of $9.6 million and $22.2 million for the three and nine months ended August 31, 2024, respectively, and $6.3 million for both the three and nine months ended August 31, 2023. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions and other factors that our Board of Directors may deem to be relevant.
Accumulated Other Comprehensive Income (Loss)

$ in thousands	August 31, 2024	November 30, 2023
Net unrealized losses on available-for-sale securities	$(2,539)	$(4,595)
Net currency translation adjustments and other	(144,345)	(162,541)
Net unrealized losses related to instrument-specific credit risk	(176,865)	(181,946)
Net minimum pension liability	(46,216)	(46,463)
Total accumulated other comprehensive loss, net of tax	$(369,965)	$(395,545)
Significant amounts reclassified out of accumulated other comprehensive income (loss) to net earnings:

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in thousands	2024	2023	2024	2023
Net unrealized gains (losses) on instrument-specific credit risk at fair value (1)	$150	$13	$2,783	$(151)
Amortization of defined benefit pension plan actuarial losses (2)	(67)	(42)	(247)	(588)
Total reclassifications for the period, net of income taxes	$83	$(29)	$2,536	$(739)
(1)Includes income tax expense of $0.1 million and $1.0 million for the three and nine months ended August 31, 2024, respectively, compared with a tax benefit of $0.1 million for the nine months ended August 31, 2023, which were reclassified to Principal transactions revenues.
(2)Includes income tax benefit of $0.1 million for the nine months ended August 31, 2024 and $0.1 million for the nine months ended August 31, 2023, which were reclassified to Compensation and benefits expenses.
Note 18. Income Taxes
At August 31, 2024 and November 30, 2023, our total gross unrecognized tax benefits were $358.6 million and $332.3 million, respectively.
At August 31, 2024 and November 30, 2023, we had interest accrued of $171.3 million and $142.1 million, respectively, included in Accrued expenses and other liabilities.
The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $283.9 million and $263.0 million (net of Federal benefit) at August 31, 2024 and November 30, 2023, respectively.
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
Earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2020
New York State	2001
New York City	2006
United Kingdom	2021
Germany	2018
Hong Kong	2018
India	2010

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Income tax expense	$78.0	$37.1	$207.1	$75.1
Effective tax rate	30.9%	40.8%	29.6%	28.1%
Note 19. Commitments, Contingencies and Guarantees
Commitments

	Expected Maturity Date (Fiscal Years)
$ in millions	2024	2025	2026 and 2027	2028 and 2029	2030 and Later	Maximum Payout
Equity commitments (1)	$14.2	$25.3	$34.9	$0.2	$261.6	$336.2
Loan commitments (1)	—	679.7	87.9	—	5.2	772.8
Loan purchase commitments (2)	3,315.4	—	—	—	—	3,315.4
Underwriting commitments	57.3	—	—	—	—	57.3
Forward starting reverse repos (3)	4,406.9	—	—	—	—	4,406.9
Forward starting repos (3)	3,512.1	—	—	—	—	3,512.1
Other unfunded commitments (1)	210.2	179.0	490.2	—	—	879.4
Total commitments	$11,516.1	$884.0	$613.0	$0.2	$266.8	$13,280.1
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)Loan purchase commitments consist of unfunded commitments to acquire secondary market loans. For the population of loans to be acquired under the loan purchase commitments, at August 31, 2024, Jefferies had also entered into back-to-back committed sale contracts aggregating to $3.20 billion.
(3)At August 31, 2024, all of forward starting securities purchased under agreements to resell and all of forward starting securities sold under agreements to repurchase settled within three business days.

August 2024 Form 10-Q	41

Notes to Consolidated Financial Statements
(Unaudited)
Equity Commitments. Includes commitments to invest in our joint venture, Jefferies Finance, asset management funds and in Jefferies Capital Partners, LLC, a manager of private equity funds, which consists of a team led by our President and a director. At August 31, 2024, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $9.9 million.
Additionally, at August 31, 2024, we had other outstanding equity commitments to invest up to $265.6 million with strategic affiliates and $45.3 million to various other investments.
Loan Commitments. From time to time, we make commitments to extend credit to clients and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2024, we had outstanding loan commitments of $515.4 million to clients and $7.4 million to strategic affiliates.
Loan commitments outstanding at August 31, 2024 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
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

	Expected Maturity Date (Fiscal Years)
$ in millions	2024	2025	2026 and 2027	2028 and 2029	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$7,230.2	$22,670.8	$22,552.0	$825.0	$53,278.0
Total derivative contracts	$7,230.2	$22,670.8	$22,552.0	$825.0	$53,278.0
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2024, the fair value of derivative contracts meeting the definition of a guarantee is approximately $200.4 million.
HomeFed. For real estate development projects, we are generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements. These bonds are issued by surety companies to guarantee a municipality satisfactory completion of a project. As the planned area is developed and the municipality accepts the improvements, the bonds are released. At August 31, 2024, the aggregate amount of infrastructure improvement bonds outstanding was $50.1 million.
Standby Letters of Credit. At August 31, 2024, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $221.4 million, with a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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
Jefferies Financial Services, Inc. (“JFSI”) is a registered swap dealer subject to the CFTC’s regulatory capital requirements and is a registered security-based swap dealer with the SEC subject to the SEC’s security-based swap dealer regulatory rules and is approved by the SEC as an OTC derivatives dealer subject to compliance with the SEC’s net capital requirements. At August 31, 2024, JFSI is in compliance with these SEC and CFTC requirements. Additionally, JFSI is subject to the net capital requirements of the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million. Under CFTC Regulation 23.101, JFSI is required to maintain minimum net capital of not less than the greater of 2% of the uncleared swap margin, as defined in CFTC Regulation 23.100, or $20 million.

	As of August 31, 2024
$ in thousands	Net Capital	Excess Net Capital
Jefferies LLC	$1,754,381	$1,640,845
JFSI - SEC	251,099	227,718
JFSI - CFTC	251,099	224,227
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
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At August 31, 2024, Jefferies LLC had $658.7 million in cash and qualified U.S.
Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers (commonly referred to as “PAB”), Jefferies is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At August 31, 2024, Jefferies had $383.2 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
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

August 2024 Form 10-Q	43

Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Investment Banking and Capital Markets:
Net revenues	$1,620.1	$1,168.2	$4,565.8	$3,446.4
Non-interest expenses	1,251.6	1,013.1	3,791.0	2,996.2
Earnings from continuing operations before income taxes	368.5	155.1	774.8	450.2
Asset Management:
Net revenues	59.0	10.1	488.9	47.7
Non-interest expenses	179.3	77.9	586.5	240.0
Losses from continuing operations before income taxes	(120.3)	(67.8)	(97.6)	(192.3)
Total of Reportable Business Segments:
Net revenues	1,679.1	1,178.3	5,054.7	3,494.1
Non-interest expenses	1,430.9	1,091.0	4,377.5	3,236.2
Earnings from continuing operations before income taxes	248.2	87.3	677.2	257.9
Reconciliation to consolidated amounts:
Net revenues	4.5	3.7	23.5	9.1
Non-interest expenses	—	—	—	—
Earnings from continuing operations before income taxes (1)	4.5	3.7	23.5	9.1
Total:
Net revenues	1,683.6	1,182.1	5,078.2	3,503.2
Non-interest expenses	1,430.9	1,091.1	4,377.5	3,236.2
Earnings from continuing operations before income taxes	$252.7	$91.0	$700.7	$267.0
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

$ in millions	August 31, 2024	November 30, 2023
Investment Banking and Capital Markets	$57,712.7	$51,776.9
Asset Management	5,562.4	6,128.3
Total assets	$63,275.1	$57,905.2
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

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Americas (1)	$1,159.3	$936.9	$3,612.2	$2,751.4
Europe and the Middle East (2)	404.3	173.9	1,106.5	534.8
Asia-Pacific	120.0	71.3	359.5	217.0
Net revenues	$1,683.6	$1,182.1	$5,078.2	$3,503.2
(1)Primarily relates to U.S. results.
(2)Primarily relates to U.K. results.

44	Jefferies Financial Group Inc.

Notes to Consolidated Financial Statements
(Unaudited)
Note 22. Related Party Transactions
Officers, Directors and Employees
•At August 31, 2024 and November 30, 2023, we had $31.8 million and $31.0 million, respectively, of loans, net of allowance, outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
•One of our directors has investments in hedge funds managed by us of approximately $3.9 million and $3.0 million at August 31, 2024 and November 30, 2023, respectively.
Vitesse Energy
On January 13, 2023, our consolidated subsidiary, Vitesse Energy, issued shares measured at a total consideration of $30.6 million in exchange for acquiring all of the outstanding capital interests of Vitesse Oil, which was controlled by JCP Fund V. We provided investment banking services to Vitesse Energy and recognized revenue of $3.0 million for the nine months ended August 31, 2023, included within Investment banking revenues.
SMBC
We have a strategic alliance with Sumitomo Mitsui Financial Group, Inc., Sumitomo Mitsui Banking Corporation (“SMBC”) and SMBC Nikko Securities Inc. (together referred to as “SMBC Group”) to collaborate on corporate and investment banking business opportunities as well as equity sales, trading and research. At August 31, 2024, SMBC owns 11.8% of our common stock on an as-converted basis and 10.9% on a fully-diluted basis and an executive officer of SMBC serves on our Board of Directors. On September 19, 2024, SMBC purchased 9.2 million shares of our common stock.
The following tables summarize balances with SMBC as reported in our Consolidated Statements of Financial Condition and Consolidated Statements of Earnings. In addition, the synergies and value creation resulting from our strategic alliance with SMBC generate additive benefits for us, which are not necessarily reflected by the activity presented in the following tables.

$ in thousands	August 31, 2024
Assets
Cash and cash equivalents	$521,701
Financial instruments owned, at fair value	9,607
Securities borrowed	15,357
Securities purchased under agreements to resell	431,802
Receivables:
Brokers, dealers and clearing organizations	121,618
Customers	4,163
Fees, interest and other	3,022
Other assets	269
Total assets	$1,107,539

Liabilities
Financial instruments sold, not yet purchased, at fair value	$14,983
Securities sold under agreements to repurchase	538,239
Payables:
Brokers, dealers and clearing organizations	130,852
Customers	4,891
Fees, interest and other	326
Long-term debt (1)	—
Total liabilities	$689,291
(1)We have an undrawn revolving credit facility of $750.0 million. Interest on this credit facility is based on an adjusted SOFR plus a spread.

$ in thousands	Nine Months Ended August 31, 2024 (1)
Revenues
Investment banking	$455
Principal transactions (2)	(38,301)
Commissions and other fees	180
Interest	4,116
Total revenues	(33,550)
Interest expense	2,411
Net revenues	$(35,961)
Non-interest expenses
Business development	$4,570
Total non-interest expenses	$4,570
(1)Amounts reflect activity beginning from the date SMBC became a related party on August 12, 2024.
(2)Primarily represents net gains (losses) on interest rate derivatives executed with SMBC.
Other Related Party Transactions
We have other related party transactions with equity method investees. Refer to Note 11, Investments for further information.

August 2024 Form 10-Q	45

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

Consolidated Results of Operations
Overview

	Three Months Ended August 31,
$ in thousands	2024	2023	% Change
Net revenues	$1,683,552	$1,182,109	42.4%
Non-interest expenses	1,430,865	1,091,038	31.1%
Earnings from continuing operations before income taxes	252,687	91,071	177.5%
Income tax expense	78,011	37,124	110.1%
Net earnings from continuing operations	174,676	53,947	223.8%
Net earnings from discontinued operations (including gain on disposal), net of income taxes	6,363	—	N/M
Net losses attributable to noncontrolling interests	(6,874)	(3,772)	82.2%
Preferred stock dividends	20,785	6,300	229.9%
Net earnings attributable to common shareholders	167,128	51,419	225.0%
Effective tax rate	30.9%	40.8%

	Nine Months Ended August 31,
$ in thousands	2024	2023	% Change
Net revenues	$5,078,200	$3,503,211	45.0%
Non-interest expenses	4,377,517	3,236,203	35.3%
Earnings from continuing operations before income taxes	700,683	267,008	162.4%
Income tax expense	207,077	75,053	175.9%
Net earnings from continuing operations	493,606	191,955	157.1%
Net losses from discontinued operations (including gain on disposal), net of income taxes	(1,488)	—	N/M
Net losses attributable to noncontrolling interests	(19,102)	(13,340)	43.2%
Net losses attributable to redeemable noncontrolling interests	—	(454)	(100.0)%
Preferred stock dividends	48,501	8,316	483.2%
Net earnings attributable to common shareholders	462,719	197,433	134.4%
Effective tax rate	29.6%	28.1%
N/M — Not Meaningful

46	Jefferies Financial Group Inc.

Executive Summary
Three Months Ended August 31, 2024 Versus August 31, 2023
Consolidated Results
•Net revenues were $1.68 billion, up 42.4% compared with $1.18 billion for the prior year quarter, reflecting strong performance and continued momentum in Investment Banking (up 47.3%), including a record quarter in Advisory (up 76.7%), as well as strong performance in Equities (up 42.3%) and solid performance in Fixed income (up 13.2%).
•Earnings from continuing operations before income taxes were $252.7 million, compared with $91.1 million for the prior year quarter.
•Net earnings from discontinued operations (including gain on disposal), net of income taxes were $6.4 million and reflects the current quarter results of OpNet and a gain on the sale of OpNet, which closed in August 2024.
Business Results
•Investment banking net revenues were $949.5 million, up 47.3% compared with $644.6 million in the prior year quarter. Advisory had its best quarter on record with net revenues of $592.5 million, up 76.7% compared with $335.3 million for the prior year quarter, driven by market share gains and an increase in global mergers and acquisitions activity. Total underwriting net revenues of $333.2 million were 25.8% higher than the prior year quarter of $264.9 million, driven by stronger leveraged finance activity. Equity underwriting net revenues remained flat compared to the prior year quarter.
•Equities net revenues of $381.4 million were 42.3% higher compared to $268.0 million for the prior year quarter, due to increased volumes and more favorable trading opportunities, particularly within our cash and electronic businesses, as well as stronger results in our prime services business.
•Fixed income net revenues of $289.2 million were 13.2% higher compared to $255.6 million for the prior year quarter, primarily reflecting stronger results across our credit trading businesses.
•Asset management net revenues were $59.0 million, compared with net revenues of $10.1 million in the prior year quarter. Other investments net revenues for the current quarter meaningfully increased largely due to the inclusion of Stratos and Tessellis in our overall results as these entities became consolidated subsidiaries in the fourth quarter of 2023. Investment return revenues decreased from the prior year quarter as the market environment for certain of our strategies proved challenging during the current quarter.
Non-interest Expenses
•Compensation and benefits expense was $889.1 million, an increase of 38.0% compared with $644.1 million for the prior year quarter. Compensation and benefits expense as a percentage of Net revenues was 52.8%, compared with 54.5% for the prior year quarter. The ratio for the current quarter was impacted by the consolidation of Stratos and Tessellis, which have lower compensation ratios.
•Non-compensation expenses were $541.8 million, an increase of 21.2% compared with $447.0 million for the prior year quarter. Non-compensation expenses were higher due to the inclusion of Tessellis and Stratos as operating subsidiaries following the consolidation of these entities in the fourth quarter of 2023. The increase in non-compensation expenses is also attributed to increased brokerage and clearing fees associated with increased trading volumes, and higher technology and communications and business development expenses.
Nine Months Ended August 31, 2024 Versus August 31, 2023
Consolidated Results
•Net revenues were $5.08 billion, up 45.0% compared with $3.50 billion for the prior year period, reflecting strength across all lines of business primarily due to market share gains.
•Earnings from continuing operations before income taxes were $700.7 million, compared with $267.0 million for the prior year period.
•Our overall results were strong for the current period, reflecting strong performance and continued momentum in Investment Banking. Additionally, our results include the impact of losses associated with our investment in Weiss Multi-Strategy Advisers (“Weiss”) resulting in a pre-tax loss to us of $57.2 million, $30.6 million of which reduced our net revenues and $26.2 million of which increased our non-compensation expenses.
•Net losses from discontinued operations (including gain on disposal), net of income taxes were $(1.5) million and reflects the current year results of OpNet and a gain on the sale of OpNet, which closed in August 2024.
Business Results
•Investment banking net revenues were $2.49 billion, up 45.6% compared with $1.71 billion in the prior year period. Advisory revenues were $1.21 billion, up 37.0% compared with $886.6 million for the prior year period, attributable primarily to market share gains. Total underwriting net revenues of $1.13 billion were 58.9% higher than the prior year period of $708.9 million, due to increased equity and debt underwriting activity as a result of a more robust equity and general capital markets environment.
•Equities net revenues of $1.15 billion were 34.7% higher compared to $852.0 million of the prior year period, as increased volumes and more favorable trading opportunities drove stronger results across most of our equities business lines.
•Fixed income net revenues of $925.8 million were 4.9% higher compared to $883.0 million for the prior year period, driven by stronger results from our distressed trading and securitized markets businesses, partially offset by reduced activity in our global structured solutions business and less favorable results across our emerging markets and municipal securities businesses, which were particularly strong in the prior year period.

August 2024 Form 10-Q	47

•Asset management net revenues were $488.9 million, compared to $47.7 million in the prior year period. Investment return was higher on improved performance across multiple investment strategies, partially offset by $30.6 million of revenue losses associated with our investment in Weiss. Other investments net revenues for the current year were meaningfully higher than the prior year period largely due to the inclusion of Stratos and Tessellis in our overall results as these entities became consolidated subsidiaries in the fourth quarter of 2023.
Non-interest Expenses
•Compensation and benefits expense was $2.68 billion, an increase of 39.3% compared with $1.92 billion for the prior year period. Compensation and benefits expense as a percentage of Net revenues was 52.7%, compared with 54.9% for the prior year period. The ratio for the current period was impacted by the consolidation of Stratos and Tessellis, which have lower compensation ratios.
•Non-compensation expenses were $1.70 billion, an increase of 29.4% compared with $1.31 billion for the prior year period. Non-compensation expenses were higher due to the inclusion of Tessellis and Stratos as operating subsidiaries following the consolidation of these entities in the fourth quarter of 2023, offset by the impact of the spin-off of Vitesse Energy in January 2023. The increase in non-compensation expenses is also attributed to increased brokerage and clearing fees associated with increased trading volumes and technology and communication and business development expenses. Other expenses include bad debt expenses largely related to our losses associated with Weiss Strategy Advisers upon its shutdown in the first quarter of 2024.
Headcount
•At August 31, 2024, we had 7,624 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments, an increase of 2,119 employees from our headcount of 5,505 at August 31, 2023. Included within our global headcount are 1,907 employees of our Stratos, Tessellis, HomeFed, and M Science subsidiaries. Of the 2,119 headcount increase, 1,698 relates to recognizing control of Stratos and Tessellis since the fourth quarter of 2023 as the employees of these subsidiaries are now included in our overall headcount. During the past year, we have increased the number of our Investment Banking Managing Directors and related staff, along with additional technology and corporate staff to support our growth and strategic priorities.
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

	Three Months Ended August 31,
	2024		2023
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$592,462	35.2%	$335,271	28.4%	76.7%
Equity underwriting	150,096	8.9	154,211	13.0	(2.7)%
Debt underwriting	183,078	10.9	110,708	9.4	65.4%
Total underwriting	333,174	19.8	264,919	22.4	25.8%
Other investment banking	23,846	1.4	44,453	3.8	(46.4)%
Total Investment Banking	949,482	56.4	644,643	54.6	47.3%
Equities	381,426	22.7	268,015	22.7	42.3%
Fixed income	289,183	17.2	255,573	21.6	13.2%
Total Capital Markets	670,609	39.9	523,588	44.3	28.1%
Total Investment Banking and Capital Markets (1)	1,620,091	96.3	1,168,231	98.9	38.7%
Asset management fees and revenues	13,261	0.8	16,358	1.4	(18.9)%
Investment return	(40,135)	(2.4)	31,658	2.7	N/M
Other investments, inclusive of net interest	101,902	6.1	(25,145)	(2.1)	N/M
Allocated net interest (2)	(16,016)	(1.0)	(12,728)	(1.1)	25.8%
Total Asset Management	59,012	3.5	10,143	0.9	481.8%
Other	4,449	0.2	3,735	0.2	19.1%
Net revenues	$1,683,552	100.0%	$1,182,109	100.0%	42.4%
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

48	Jefferies Financial Group Inc.

	Nine Months Ended August 31,
	2024		2023
$ in thousands	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$1,214,927	23.9%	$886,606	25.3%	37.0%
Equity underwriting	608,586	12.0	428,085	12.2	42.2%
Debt underwriting	517,771	10.2	280,772	8.0	84.4%
Total underwriting	1,126,357	22.2	708,857	20.2	58.9%
Other investment banking	151,048	3.0	115,957	3.3	30.3%
Total Investment Banking	2,492,332	49.1	1,711,420	48.8	45.6%
Equities	1,147,656	22.6	852,000	24.3	34.7%
Fixed income	925,838	18.2	882,962	25.2	4.9%
Total Capital Markets	2,073,494	40.8	1,734,962	49.5	19.5%
Total Investment Banking and Capital Markets (1)	4,565,826	89.9	3,446,382	98.3	32.5%
Asset management fees and revenues	89,736	1.8	74,983	2.1	19.7%
Investment return	110,447	2.2	91,569	2.6	20.6%
Other investments, inclusive of net interest	335,767	6.6	(83,902)	(2.4)	N/M
Allocated net interest (2)	(47,031)	(1.0)	(34,951)	(0.9)	34.6%
Total Asset Management	488,919	9.6	47,699	1.4	925.0%
Other	23,455	0.5	9,130	0.3	156.9%
Net revenues	$5,078,200	100.0%	$3,503,211	100.0%	45.0%
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
•securities and loans received or acquired in connection with our investment banking activities;
•Corporate equity derivative transactions; and
•certain revenue-sharing agreements with SMBC primarily associated with investment banking business opportunities.

	Three Months Ended August 31,
$ in thousands	2024	2023	% Change
Advisory	$592,462	$335,271	76.7%
Equity underwriting	150,096	154,211	(2.7)%
Debt underwriting	183,078	110,708	65.4%
Total underwriting	333,174	264,919	25.8%
Other investment banking	23,846	44,453	(46.4)%
Total investment banking	$949,482	$644,643	47.3%

	Nine Months Ended August 31,
$ in thousands	2024	2023	% Change
Advisory	$1,214,927	$886,606	37.0%
Equity underwriting	608,586	428,085	42.2%
Debt underwriting	517,771	280,772	84.4%
Total underwriting	1,126,357	708,857	58.9%
Other investment banking	151,048	115,957	30.3%
Total investment banking	$2,492,332	$1,711,420	45.6%

	Deals Completed
	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Advisory transactions	103	67	255	207
Public and private equity and convertible offerings	50	54	172	138
Public and private debt financings	324	234	791	513

	Aggregate Value
	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Advisory transactions	$107.7	$110.5	$238.5	$203.2
Public and private equity and convertible offerings	14.8	14.7	59.2	36.1
Public and private debt financings	133.3	65.2	401.3	157.0
Three Months Ended August 31, 2024 Versus August 31, 2023
Investment banking net revenues were $949.5 million, up 47.3% compared with $644.6 million for the prior year quarter. We have made extensive investments in our investment banking business over the past recent periods, enhancing our capabilities across sectors and regions which has led to market share gains.
Advisory net revenues of $592.5 million reflect our best quarter on record and was up 76.7% compared with $335.3 million for the prior year quarter, driven by market share gains attributable to an increase in transaction levels across most sectors in the global mergers and acquisitions markets.
Total underwriting net revenues were $333.2 million, an increase of 25.8% from $264.9 million for the prior year quarter, driven by stronger debt underwriting activity across most sectors. Equity underwriting net revenues remained relatively flat compared to the prior year quarter.

August 2024 Form 10-Q	49

Other investment banking net revenues were $23.8 million, lower compared with net revenues of $44.5 million for the prior year quarter. Results from our share of the net earnings of our Jefferies Finance joint venture increased from the prior year quarter, primarily driven by higher net fee income, partially offset by lower net interest income. Revenues from our share of the net earnings of our Berkadia joint venture decreased from the prior year quarter, primarily due to lower mortgage origination and sales volumes, partially offset by higher interest income and servicing fees attributable to a larger and growing loan servicing portfolio. In addition, during the current quarter, we recognized gains on various equity derivative transactions related to our investment banking activities and revenue from our strategic alliance with SMBC. The current quarter was also impacted by the absence of Foursight due to its sale in April 2024.
Our investment banking backlog remains strong heading into year end based on current trends observed, although execution is always uncertain and dependent on market conditions. As an indicator of net revenues in a given future period, backlog snapshots are subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
Nine Months Ended August 31, 2024 Versus August 31, 2023
Investment banking net revenues were $2.49 billion, up 45.6% compared with $1.71 billion for the prior year period. We have made extensive investments in our investment banking business, enhancing our capabilities across sectors and regions which has led to market share gains.
Advisory net revenues were $1.21 billion, up 37.0% compared with $886.6 million for the prior year period, driven by market share gains attributable to an increase in transaction levels across most sectors in the global mergers and acquisitions markets.
Total underwriting net revenues were $1.13 billion, an increase of 58.9% from $708.9 million for the prior year period, due to increased equity and debt underwriting activity as a result of a more robust capital markets environment.
Other investment banking net revenues were $151.0 million, meaningfully higher compared with net revenues of $116.0 million for the prior year period. Results from our share of the net earnings of our Jefferies Finance joint venture increased from the prior year period primarily driven by higher net fee income, partially offset by lower net interest income. Revenues from our share of the net earnings of our Berkadia joint venture increased from the prior year period driven by higher interest income and servicing fees attributable to a larger and growing loan servicing portfolio, partially offset by lower mortgage origination and sales volumes. In addition, during the current year, we recognized gains on various equity derivative transactions related to our investment banking activities, revenue from our strategic alliance with SMBC and a $24.8 million initial gain from the sale of Foursight in April 2024.
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
Three Months Ended August 31, 2024 Versus August 31, 2023
•Equities net revenues were $381.4 million, up 42.3% from $268.0 million for the prior year quarter, as increased volumes and more favorable trading opportunities drove stronger results, particularly within our cash and electronic trading businesses, as well as stronger results in our prime services business.
Nine Months Ended August 31, 2024 Versus August 31, 2023
•Equities net revenues were $1.15 billion, up 34.7% from $852.0 million for the prior year period, attributable to market share gain and increased volumes and more favorable trading opportunities driving stronger results across most of our equities business lines, particularly within our cash and electronic trading businesses, as well as stronger results in our prime services business.
Fixed Income Net Revenues
Fixed income is composed of net revenues from:
•executing transactions for clients and making markets in securitized products, investment grade, high-yield, distressed, emerging markets, municipal and sovereign securities, and bank loans;
•interest rate derivatives and credit derivatives; and
•structuring and financing services.
Three Months Ended August 31, 2024 Versus August 31, 2023
•Fixed income net revenues were $289.2 million, up 13.2% compared to $255.6 million for the prior year quarter, primarily reflecting stronger results across our credit trading businesses.
Nine Months Ended August 31, 2024 Versus August 31, 2023
•Fixed income net revenues were $925.8 million, up 4.9% compared to $883.0 million for the prior year period, driven by stronger results from our distressed trading and securitized markets businesses, partially offset by reduced activity in our global structured solutions business and less favorable results across our emerging markets and municipal securities businesses which were particularly strong in the prior year period.
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

50	Jefferies Financial Group Inc.

•investment income from our capital invested in and managed by us and our affiliated asset managers; and
•revenues from investments held in our other investments portfolio, including consolidated operations from real estate development activities, foreign exchange trading (Stratos consolidated from the beginning of the fourth quarter of 2023) and telecommunications activities (OpNet consolidated from the beginning of the fourth quarter of 2023 through its sale on in August 2024). Prior periods include revenues from oil and gas activities until the spin-off of our interest in Vitesse Energy in January 2023.
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

	Three Months Ended August 31,
$ in thousands	2024	2023	% Change
Asset management fees:
Equities	$871	$808	7.8%
Multi-asset	6,318	4,535	39.3%
Total asset management fees	7,189	5,343	34.5%
Revenue from strategic affiliates	6,072	11,015	(44.9)%
Total asset management fees and revenues	13,261	16,358	(18.9)%
Investment return	(40,135)	31,658	N/M
Other investments	101,902	(25,145)	N/M
Allocated net interest	(16,016)	(12,728)	25.8%
Total Asset Management	$59,012	$10,143	481.8%

	Nine Months Ended August 31,
$ in thousands	2024	2023	% Change
Asset management fees:
Equities	$4,568	$2,907	57.1%
Multi-asset	38,972	25,057	55.5%
Total asset management fees	43,540	27,964	55.7%
Revenue from strategic affiliates	46,196	47,019	(1.8)%
Total asset management fees and revenues	89,736	74,983	19.7%
Investment return	110,447	91,569	20.6%
Other investments	335,767	(83,902)	N/M
Allocated net interest	(47,031)	(34,951)	34.6%
Total Asset Management	$488,919	$47,699	925.0%
Three Months Ended August 31, 2024 Versus August 31, 2023
Asset management fees and revenues were $13.3 million, lower from $16.4 million for the prior year quarter, reflecting higher management fees on funds managed by us offset by lower revenue earned through our strategic affiliates.
Investment return negative net revenues were $(40.1) million, compared with net revenues of $31.7 million for the prior year quarter, as the market environment for certain of our strategies proved challenging during the current quarter resulting in losses across various strategies.
Other investments net revenues were $101.9 million, compared with negative net revenues of $(25.1) million in the prior year quarter, with the increase primarily driven by the consolidation of Stratos and Tessellis in the fourth quarter of 2023. Additionally, during the third quarter of 2024, Other investments net revenues include net gains on investment positions compared to unrealized losses on certain positions due to fair value write-downs recognized in the prior year quarter.
Nine Months Ended August 31, 2024 Versus August 31, 2023
Our overall results were strong for the current period, and includes losses associated with our investment in Weiss, which reduced our asset management net revenues by $30.6 million.
Asset management fees and revenues were $89.7 million, compared with $75.0 million for the prior year period, reflecting higher management and performance fees on funds managed by us, while increases in revenues on certain strategic affiliate strategies were largely offset by declines in revenues from other strategic affiliates.
Investment return was $110.4 million, compared with $91.6 million for the prior year period, with the increase driven by improved returns generated across multiple fund strategies, partially offset by losses of $30.6 million associated with our investment in Weiss.
Other investments net revenues were $335.8 million, compared with negative net revenues of $(83.9) million in the prior year period, with the increase primarily driven by the consolidation of Stratos and Tessellis in the fourth quarter of 2023, partially offset by the spin-off of Vitesse Energy in January 2023. Additionally, during the current year, Other investments net revenues include net gains on investment positions compared to unrealized losses on certain positions due to fair value write-downs recognized in the prior year period.
Assets under Management
We and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of $24.7 billion and $28.0 billion at August 31, 2024 and November 30, 2023, respectively. Net asset value or net asset value equivalent assets under management are composed of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:
•Net asset values of investments made by us in funds or separately managed accounts were approximately $3.7 billion at August 31, 2024 and approximately $3.5 billion at November 30, 2023. We invest in certain strategies using our own capital, often before opening a strategy to outside capital. The net asset values include our capital of $1.8 billion for both August 31, 2024 and November 30, 2023 plus amounts financed of $2.0 billion at August 31, 2024 and $1.8 billion at November 30, 2023. Revenues related to the investments made by us are presented in Investment return within the results of our asset management business.

August 2024 Form 10-Q	51

•Assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $18.5 billion at August 31, 2024 and $22.4 billion at November 30, 2023. Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.
•Third-party investments actively managed by our wholly-owned managers were approximately $2.5 billion at August 31, 2024 and $2.1 billion at November 30, 2023. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.

$ in millions	August 31, 2024	November 30, 2023
Assets under management:
Equities	$489	$448
Multi-asset	1,939	1,606
Total	$2,428	$2,054

	Three Months Ended August 31,		Nine Months Ended August 31,
$ in millions	2024	2023	2024	2023
Assets under management:
Balance, beginning of period	$2,352	$1,564	$2,054	$1,248
Net cash inflows	84	110	320	377
Net market appreciation (depreciation)	(8)	51	54	100
Balance, end of period	$2,428	$1,725	$2,428	$1,725
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

$ in thousands	August 31, 2024	November 30, 2023
Jefferies Financial Group Inc.; as manager:
Fund investments (1)	$195,148	$179,533
Separately managed accounts (2)	152,699	187,350
Total	$347,847	$366,883
Strategic affiliates; as manager:
Fund investments (1)	$907,204	$936,743
Separately managed accounts (2)	446,686	458,894
Investments in asset managers	78,431	40,363
Total	$1,432,321	$1,436,000
Total asset management investments	$1,780,168	$1,802,883
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At August 31, 2024 and November 30, 2023, $10.3 million and $11.9 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
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
Non-interest Expenses

	Three Months Ended August 31,
$ in thousands	2024	2023	% Change
Compensation and benefits	$889,098	$644,059	38.0%
Brokerage and clearing fees	101,119	91,226	10.8%
Underwriting costs	14,017	14,877	(5.8)%
Technology and communications	136,953	122,579	11.7%
Occupancy and equipment rental	30,078	27,711	8.5%
Business development	68,152	41,467	64.4%
Professional services	64,630	64,897	(0.4)%
Depreciation and amortization	45,977	25,288	81.8%
Cost of sales	37,400	1,618	N/M
Other	43,441	57,316	(24.2)%
Total non-interest expenses	$1,430,865	$1,091,038	31.1%

	Nine Months Ended August 31,
$ in thousands	2024	2023	% Change
Compensation and benefits	$2,677,962	$1,922,985	39.3%
Brokerage and clearing fees	321,325	268,292	19.8%
Underwriting costs	51,053	41,253	23.8%
Technology and communications	409,703	354,900	15.4%
Occupancy and equipment rental	87,558	79,421	10.2%
Business development	194,433	121,892	59.5%
Professional services	217,967	195,572	11.5%
Depreciation and amortization	139,125	83,890	65.8%
Cost of sales	109,533	6,148	N/M
Other	168,858	161,850	4.3%
Total non-interest expenses	$4,377,517	$3,236,203	35.3%
N/M — Not Meaningful
Total Non-interest Expenses
Three Months Ended August 31, 2024 Versus August 31, 2023
Non-interest expenses were $1.43 billion, an increase of 31.1%, compared with $1.09 billion for the prior year quarter, primarily due to an increase in overall business activity and compensation expense. Non-compensation expenses are also higher due to the inclusion of Tessellis and Stratos as operating subsidiaries following the consolidation of these entities in the fourth quarter of 2023.
Nine Months Ended August 31, 2024 Versus August 31, 2023
Non-interest expenses were $4.38 billion, an increase of 35.3%, compared with $3.24 billion for the prior year period, primarily due to an increase in overall business activity and compensation expense. Non-compensation expenses are also impacted by the inclusion of Tessellis and Stratos as operating subsidiaries following the consolidation of these entities in the fourth quarter of 2023, partially offset by the impact of the spin-off of Vitesse Energy in January 2023.

52	Jefferies Financial Group Inc.

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
Compensation and benefits expense was $889.1 million and $2.68 billion for the three and nine months ended August 31, 2024, respectively, compared with $644.1 million and $1.92 billion for the three and nine months ended August 31, 2023, respectively. A significant portion of our compensation expense is highly variable with net revenues. Compensation and benefits expense as a percentage of Net revenues was 52.8% and 52.7% for the three and nine months ended August 31, 2024, respectively, compared with 54.5% and 54.9% for the three and nine months ended August 31, 2023, respectively. The ratio for the current period was impacted by the consolidation of Stratos and Tessellis, which have much lower compensation rates proportionate to net revenues.
Compensation expense related to the amortization of share- and cash-based awards was $117.1 million and $363.7 million for the three and nine months ended August 31, 2024, respectively, compared with $73.2 million and $219.9 million for the three and nine months ended August 31, 2023, respectively.
At August 31, 2024, we had 7,624 employees globally across all of our consolidated subsidiaries within our Investment Banking and Capital Markets and Asset Management reportable segments, an increase of 2,119 employees from our headcount of 5,505 at August 31, 2023. Included within our global headcount are 1,907 employees of our Stratos, Tessellis, HomeFed, and M Science subsidiaries. Of the 2,119 headcount increase, 1,698 relates to recognizing control of Stratos and Tessellis during the fourth quarter of 2023 as the employees of those subsidiaries are now included in our overall headcount. During the past year, we have increased the number of our Investment Banking Managing Directors and related staff, along with additional technology and corporate staff to support our growth and strategic priorities.
Non-interest Expenses (Excluding Compensation and Benefits)
Three Months Ended August 31, 2024 Versus August 31, 2023
Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues was 32.2% and 37.8% for the three months ended August 31, 2024 and 2023, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $9.9 million primarily due to increased trading volumes.
•Technology and communication were higher by $14.4 million related to the continued development of various trading and management systems, increased market data costs and costs attributed to Stratos and Tessellis.
•Business development was higher by $26.7 million reflecting increased investment banking and capital markets deal activity.
•Cost of sales and depreciation and amortization expenses were higher by $56.5 million reflecting the consolidation of Stratos and Tessellis.
•Other expenses were lower by $13.9 million as bad debt expense was lower for the current quarter and the prior year quarter included charitable donations for Hawaii relief.
Nine Months Ended August 31, 2024 Versus August 31, 2023
Non-interest expenses, excluding Compensation and benefits, as a percentage of Net revenues was 33.5% and 37.5% for the nine months ended August 31, 2024 and 2023, respectively, and was impacted by the following:
•Brokerage and clearing fees were higher by $53.0 million due to increased trading volumes.
•Technology and communication were higher by $54.8 million related to the continued development of various trading and management systems and increased market data costs.
•Business development was higher by $72.5 million reflecting increased investment banking and capital markets deal activity.
•Professional services expenses were higher by $22.4 million primarily on increased transaction related legal fees associated with capital markets transaction and litigation as well as consulting fees related to strategic technology investment initiatives.
•Cost of sales and depreciation and amortization expenses were higher by $158.6 million primarily reflecting the consolidation of Stratos and Tessellis, partially offset by spin-off of Vitesse Energy in January 2023.
Income Taxes
For the three months ended August 31, 2024 and 2023, the provision for income taxes was $78.0 million and $37.1 million, respectively, representing an effective tax rate of 30.9% and 40.8%, respectively. The lower rate for the three months ended August 31, 2024 is primarily due to the higher amount of pre-tax income in the current quarter compared to the prior year quarter.
For the nine months ended August 31, 2024 and 2023, the provision for income taxes was $207.1 million and $75.1 million, respectively, representing an effective tax rate of 29.6% and 28.1%, respectively. The higher rate for the nine months ended August 31, 2024 is primarily due to a smaller impact from share based awards in the current year.
Accounting Developments
There are no accounting standard updates, except as discussed in Note 3, Accounting Developments in our consolidated financial statement included in this quarterly report on Form 10-Q which we have either determined are applicable or expected to have a material impact on our consolidated financial statements.

August 2024 Form 10-Q	53

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

54	Jefferies Financial Group Inc.

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
Goodwill
At August 31, 2024, goodwill of $1.83 billion represents 2.9% of total assets. The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2023 and Note 13, Goodwill and Intangible Assets in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date for a substantial portion of our reporting units is August 1 and November 30 for other identified reporting units. The results of our annual tests did not indicate any goodwill impairment.
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
The carrying values of goodwill by reporting unit at August 31, 2024 are as follows: $701.8 million in Investment Banking, $255.8 million in Equities and Wealth Management, $577.9 million in Fixed Income, $143.0 million in Asset Management and $154.5 million attributed to various individual other investments.
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
We also own a legacy portfolio of businesses and investments that are reflected as consolidated subsidiaries, equity investments or securities. Over the past several quarters, we completed several critical steps to substantially liquidate our legacy merchant banking portfolio of businesses, including the spin-off of Vitesse Energy in January 2023, the sales of Golden Queen in November 2023, our interests in Foursight in April 2024, and the wholesale operations of OpNet in August 2024.

August 2024 Form 10-Q	55

In keeping with our strategy of returning excess liquidity to shareholders, during the nine months ended August 31, 2024, we returned an aggregate of $265.7 million to shareholders primarily in the form of $221.4 million in cash dividends and the repurchases of 1.1 million common shares for a total of $44.3 million at a weighted average price of $40.72 per share in connection with the net share settlement for tax purposes of stock awards under our equity compensation plans.
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

$ in millions	August 31, 2024	November 30, 2023	% Change
Total assets	$63,275.1	$57,905.2	9.3%
Cash and cash equivalents	10,573.5	8,526.4	24.0%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,360.3	1,414.6	(3.8)%
Financial instruments owned	24,038.7	21,747.5	10.5%
Financial instruments sold, not yet purchased	12,307.1	11,251.2	9.4%
Total Level 3 assets	693.4	680.6	1.9%
Securities borrowed	$7,056.6	$7,192.1	(1.9)%
Securities purchased under agreements to resell	6,993.0	5,950.5	17.5%
Total securities borrowed and securities purchased under agreements to resell	$14,049.6	$13,142.6	6.9%
Securities loaned	$2,550.1	$1,840.5	38.6%
Securities sold under agreements to repurchase	9,603.5	10,920.6	(12.1)%
Total securities loaned and securities sold under agreements to repurchase	$12,153.6	$12,761.1	(4.8)%
Total assets at August 31, 2024 and November 30, 2023 were $63.28 billion and $57.91 billion, respectively, an increase of 9.3%. During the three and nine months ended August 31, 2024, average total assets were approximately 14.7% and 10.9% higher, respectively, than total assets at August 31, 2024.
Our total Financial instruments owned inventory was $24.04 billion at August 31, 2024, an increase of 10.5%, from $21.75 billion at November 30, 2023. During the nine months ended August 31, 2024, our total Financial instruments owned inventory increased primarily due to increases in corporate debt and equity securities, and loans at fair value. Financial instruments sold, not yet purchased inventory was $12.31 billion at August 31, 2024, an increase of 9.4% from $11.25 billion at November 30, 2023, primarily driven by an increase in corporate debt and equity securities, partially offset by decreases in sovereign obligations and derivative contracts. Our overall net inventory position was $11.73 billion and $10.50 billion at August 31, 2024 and November 30, 2023, respectively, with the increase primarily due to increases in municipal securities, loans sold at fair value and derivative contracts.
Level 3 assets:

$ in millions	August 31, 2024	Percent	November 30, 2023	Percent
Investment Banking	$148.1	21.4%	$129.3	19.0%
Equities and Fixed Income	372.1	53.7	337.2	49.5
Asset Management (1)	154.2	22.2	198.4	29.2
Other	19.0	2.7	15.7	2.3
Total	$693.4	100.0%	$680.6	100.0%
(1)At August 31, 2024 and November 30, 2023, $110.0 million and $121.4 million, respectively, are attributed to Other investments within our Asset Management reportable segment.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. Our average month end balance of total reverse repurchase agreements and stock borrows during the three and nine months ended August 31, 2024 were 28.2% and 27.4% higher than the balance at August 31, 2024. Our average month end balances of total repurchase agreements and stock loans during the three and nine months ended August 31, 2024 were 48.8% and 47.8% higher, respectively, than the balance at August 31, 2024.
Select information related to repurchase agreements:

$ in millions	Nine Months Ended August 31, 2024	Year Ended November 30, 2023
Securities Purchased Under Agreements to Resell:
Period end	$6,993	$5,951
Month end average	9,149	7,681
Maximum month end	10,978	10,767
Securities Sold Under Agreements to Repurchase:
Period end	$9,604	$10,921
Month end average	15,078	13,556
Maximum month end	20,971	17,981

56	Jefferies Financial Group Inc.

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
Leverage Ratios:

$ in millions	August 31, 2024	November 30, 2023
Total assets	$63,275	$57,905
Total equity	$10,115	$9,802
Total shareholders’ equity	$10,046	$9,710
Deduct: Goodwill and intangible assets	(2,073)	(2,045)
Tangible shareholders’ equity	$7,973	$7,665
Leverage ratio (1)	6.3	5.9
Tangible gross leverage ratio (2)	7.7	7.3
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $21.30 billion at August 31, 2024 exceeded our cash capital requirements.
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
•No diversification benefit across liquidity risks. We assume that liquidity risks are additive.

August 2024 Form 10-Q	57

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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2024, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO for at least 30 days without balance sheet reduction. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
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
Sources of Liquidity
Financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

$ in thousands	August 31, 2024	Average Balance Three Months Ended August 31, 2024 (1)	November 30, 2023
Cash and cash equivalents:
Cash in banks	$4,045,802	$4,406,208	$2,606,673
Money market investments (2)	6,527,669	5,519,591	5,919,690
Total cash and cash equivalents	10,573,471	9,925,799	8,526,363
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,356,134	1,492,363	1,472,524
Other (4)	515,776	683,730	456,341
Total other sources	1,871,910	2,176,093	1,928,865
Total cash and cash equivalents and other liquidity sources	$12,445,381	$12,101,892	$10,455,228
Total cash and cash equivalents and other liquidity sources as % of Total assets	19.7%		18.1%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	20.3%		18.7%
(1)Average balances are calculated based on weekly balances.
(2)At August 31, 2024 and November 30, 2023, $6.51 billion and $5.90 billion, respectively, was invested in U.S. government money funds that invest primarily in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $15.4 million and $15.2 million for August 31, 2024 and November 30, 2023, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the three months ended August 31, 2024 was $5.50 billion.
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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2024, we had the ability to readily obtain repurchase financing for 77.9% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
Financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral:

	August 31, 2024
$ in thousands	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$5,060,925	$755,446
Corporate debt securities	5,326,109	316,531
U.S. government, agency and municipal securities	3,799,588	135,038
Other sovereign obligations	1,387,519	998,780
Agency mortgage-backed securities (1)	3,062,609	—
Loans and other receivables	85,957	—
Total	$18,722,707	$2,205,795

	November 30, 2023
$ in thousands	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$4,062,977	$652,131
Corporate debt securities	4,785,701	171,457
U.S. government, agency and municipal securities	3,852,232	111,423
Other sovereign obligations	1,562,346	1,120,074
Agency mortgage-backed securities (1)	3,220,918	—
Loans and other receivables	210,373	—
Total	$17,694,547	$2,055,085
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments owned and financial instruments sold. Our ability to support increases in total assets is largely a function of our ability to obtain short- and intermediate term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively, “repos”), respectively. During the nine months ended August 31, 2024, an average of approximately 61.0% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months at August 31, 2024.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At August 31, 2024, short-term borrowings, which must be repaid within one year or less include bank loans, overdrafts and borrowings under revolving credit facilities. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $1.75 billion and $1.44 billion for the three and nine months ended August 31, 2024, respectively.
At August 31, 2024 and November 30, 2023, our borrowings under bank loans in Short-term borrowings were $1.11 billion and $937.1 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At August 31, 2024, we were in compliance with all covenants under these credit facilities.

August 2024 Form 10-Q	59

In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under this program are presented within Other secured financings. At August 31, 2024, the outstanding notes totaled $1.74 billion, bear interest at a spread over the Secured Overnight Funding Rate (“SOFR”) or the Euro Short-Term Rate (“ESTER”) and mature from October 2024 to October 2031.
Total Long-Term Capital
At August 31, 2024 and November 30, 2023, we had total long-term capital of $21.30 billion and $17.70 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.11:1 and 0.81:1, respectively. See “Equity Capital” herein for further information on our change in total equity.

$ in thousands	August 31, 2024	November 30, 2023
Unsecured Long-Term Debt (1)	$11,182,544	$7,902,079
Total Mezzanine Equity	406	406
Total Equity	10,115,361	9,802,135
Total Long-Term Capital	$21,298,311	$17,704,620
(1)Amounts at August 31, 2024 and November 30, 2023 exclude our secured long-term debt. The amount November 30, 2023 exclude $544.2 million, respectively, of our 1% Euro Medium Term Note as the note fully matured on July 19, 2024. The amount at August 31, 2024 excludes $5.4 million of our 5.500% Callable Note as the note matures on February 22, 2025, $6.2 million of our 4.5% Callable Note as the note matures on June 16, 2025, and $8.5 million of our 6.000% Callable Note as the note matures on February 22, 2025. Also, the amounts at August 31, 2024 and November 30, 2023 exclude $91.5 million and $51.0 million, respectively, of structured notes as the notes mature within one year.
Long-Term Debt
During the nine months ended August 31, 2024, long-term debt increased by $3.22 billion to $12.92 billion at August 31, 2024, primarily due to proceeds of $3.29 billion from the net issuance of unsecured senior notes, $297.9 million from net issuances of structured notes, $427.9 million from increased subsidiaries borrowings, and valuation losses on structured notes of $105.7 million. These increases were partially offset by a $350.0 million paydown of a revolving credit facility and repayments of $645.0 million on our unsecured senior notes.
At August 31, 2024, our unsecured long-term debt has a weighted average maturity of 8.1 years.
At August 31, 2024 and November 30, 2023, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to $788.9 million and $735.2 million, respectively. Interest on these credit facilities is based on an adjusted SOFR plus a spread or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, certain credit and rating levels and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At August 31, 2024, we were in compliance with all covenants under theses credit facilities.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2024, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $135.2 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our CFP and calculation of MLO, as described above.

60	Jefferies Financial Group Inc.

Equity Capital
Common Stock
At August 31, 2024, we had 565,000,000 authorized shares of voting common stock with a par value of $1.00 per share. At August 31, 2024, we had outstanding 205,495,338 common shares, 14,298,000 share-based awards that do not require the holder to pay any exercise price and 5,064,740 stock options that require the holder to pay a weighted average exercise price of $22.69 per share. The 14,298,000 share-based awards include the target number of shares under the senior executive award plan until the performance period is complete.
On September 19, 2024, SMBC purchased 9.2 million of our common stock.
The Board of Directors has authorized the repurchase of common stock under a share repurchase program. For the nine months ended August 31, 2024, we did not repurchase any shares under our share repurchase program and at August 31, 2024, we had $250.0 million remaining authorization of future repurchases. Additionally, treasury stock repurchases include repurchases of common stock for net-share withholding under our equity compensation plans.
Dividends declared:

Nine Months Ended August 31, 2024
Declaration Date	Record Date	Payment Date	Per Common Share Amount
January 8, 2024	February 16, 2024	February 27, 2024	$0.30
March 27, 2024	May 20, 2024	May 30, 2024	$0.30
June 26, 2024	August 19, 2024	August 30, 2024	$0.35
In June 2024, our Board of Directors increased our quarterly dividend from $0.30 to $0.35 per common share. On September 25, 2024, the Board of Directors declared a dividend of $0.35 per common share to be paid on November 27, 2024 to common shareholders of record at November 18, 2024. The payment of dividends is subject to the discretion of our Board of Directors and depends upon general business conditions and other factors that our Board of Directors may deem to be relevant.
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
During three and nine months ended August 31, 2024, we paid $9.6 million and $22.2 million, or $0.35 and $0.95 per share, on an as-converted basis, respectively, of cash dividends in respect of the Series B Preferred Stock
Net Capital
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

August 2024 Form 10-Q	61

Jefferies Financial Services, Inc. (“JFSI”) is a registered swap dealer subject to the CFTC’s regulatory capital requirements and is a registered security-based swap dealer with the SEC subject to the SEC’s security-based swap dealer regulatory rules and is approved by the SEC as an OTC derivatives dealer subject to compliance with the SEC’s net capital requirements. At August 31, 2024, JFSI is in compliance with these SEC and CFTC requirements. Additionally, JFSI is subject to the net capital requirements of the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEA Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million. Under CFTC Regulation 23.101, JFSI is required to maintain minimum net capital of not less than the greater of 2% of the uncleared swap margin, as defined in CFTC Regulation 23.100, or $20 million.

	Net Capital	Excess Net Capital
Jefferies LLC	$1,754,381	$1,640,845
JFSI - SEC	251,099	227,718
JFSI - CFTC	251,099	224,227
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
Customer Protection and Segregation Requirement
As a registered broker dealer that clears and carries customer accounts, Jefferies LLC is subject to the customer protection provisions under SEC Rule 15c3-3 and is required to compute a reserve formula requirement for customer accounts and deposit cash or qualified securities into a special reserve bank account for the exclusive benefit of customers. At August 31, 2024, Jefferies LLC had $658.7 million in cash and qualified U.S. Government securities on deposit in special reserve bank accounts for the exclusive benefit of customers.
As a registered broker dealer that clears and carries proprietary accounts of brokers (commonly referred to as “PAB”), Jefferies is also required to compute a reserve requirement for PABs pursuant to SEC Rule 15c3-3. At August 31, 2024, Jefferies had $383.2 million in cash and qualified U.S. Government securities in special reserve bank accounts for the exclusive benefit of PABs.
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

62	Jefferies Financial Group Inc.

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

August 2024 Form 10-Q	63

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

	VaR at August 31, 2024	Daily Firmwide VaR (1)
$ in millions		Daily VaR for the Three Months Ended August 31, 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$4.47	$5.33	$8.25	$4.18
Equity Prices	11.25	10.19	13.40	7.81
Currency Rates	0.71	0.65	0.97	0.27
Commodity Prices	0.84	0.37	0.84	0.15
Diversification Effect (2)	(5.58)	(5.19)	N/A	N/A
Firmwide VaR (3)	$11.69	$11.35	$14.04	$9.33

	VaR at May 31, 2024	Daily Firmwide VaR (1)
$ in millions		Daily VaR for the Three Months Ended May 31, 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$6.32	$6.08	$8.10	$4.88
Equity Prices	10.63	11.03	20.69	9.08
Currency Rates	0.65	0.73	2.82	0.24
Commodity Prices	0.31	0.52	1.09	0.15
Diversification Effect (2)	(4.98)	(5.00)	N/A	N/A
Firmwide VaR (3)	$12.93	$13.36	$15.97	$11.69
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

VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities by interest rate and credit spreads, equity, currency and commodity products:

	VaR at August 31, 2024	Daily Capital Markets VaR (1)
$ in millions		Daily VaR for the Three Months Ended August 31, 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$3.81	$5.04	$8.04	$3.62
Equity Prices	5.78	6.46	12.41	4.66
Currency Rates	0.29	0.43	0.77	0.11
Commodity Prices	—	0.02	0.02	0.01
Diversification Effect (2)	(2.54)	(4.66)	N/A	N/A
Capital Markets VaR (3)	$7.34	$7.29	$9.24	$5.73

	VaR at May 31, 2024	Daily Capital Markets VaR (1)
$ in millions		Daily VaR for the Three Months Ended May 31, 2024
Risk Categories		Average	High	Low
Interest Rates and Credit Spreads	$6.23	$6.34	$8.38	$5.10
Equity Prices	5.72	6.90	19.12	5.19
Currency Rates	0.45	0.41	0.47	0.36
Commodity Prices	0.02	0.01	0.03	—
Diversification Effect (2)	(3.97)	(4.71)	N/A	N/A
Capital Markets VaR (3)	$8.45	$8.95	$10.59	$7.59
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

64	Jefferies Financial Group Inc.

Our average daily firmwide VaR decreased to $11.35 million for the three months ended August 31, 2024 from $13.36 million for the three months ended May 31, 2024. The decrease was driven by a reduction in interest rate and credit spread exposures related to our fixed income business. Our average daily capital markets VaR decreased to $7.29 million for the three months ended August 31, 2024 from $8.95 million for the three months ended May 31, 2024, primarily due to a reduction in interest rate and credit spread exposures related to our fixed income business.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2024, there was one day when the aggregate net trading loss exceeded the 95% one day VaR.
In the third quarter of 2024, VaR decreased driven by a reduction in interest rate and credit spread exposures.
Daily Net Trading Revenue
There were seven days with firmwide trading losses out of a total of 63 trading days in the three months ended August 31, 2024. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities:

August 2024 Form 10-Q	65

Other Risk Measures
The VaR model does not include certain positions that are best measured and monitored using sensitivity analysis. Risk Management has additional procedures in place to assure that the level of potential loss driven by those positions not in the VaR model arising from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in earnings associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2024:

$ in thousands	10% Sensitivity
Investment in funds (1)	$122,076
Private investments	54,069
Corporate debt securities in default	8,336
Trade claims	2,739
(1)Includes investments in hedge funds, fund of funds and private equity funds classified within Level 3 of the fair value hierarchy and excluded from the fair value hierarchy based on net asset value.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.6 million at August 31, 2024, which is included in other comprehensive income.
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

	Expected Maturity Date (Fiscal Years)
$ in thousands	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$201,500	$130,390	$57,508	$383,600	$1,083,018	$4,890,209	$6,746,225	$6,840,085
Weighted-Average Interest Rate	3.85%	3.88%	5.06%	5.32%	5.83%	5.98%

Variable Interest Rate Borrowings	$27,483	$89,977	$915,107	$1,068,744	$27,487	$2,124,111	$4,252,909	$4,023,168
Weighted-Average Interest Rate	2.77%	6.40%	6.62%	7.31%	6.78%	6.04%

Borrowings with Foreign Currency Exposure	$—	$20,248	$920,882	$—	$—	$1,396,518	$2,337,648	$2,226,931
Weighted-Average Interest Rate	—%	5.20%	3.98%	—%	—%	5.98%
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

66	Jefferies Financial Group Inc.

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
Current counterparty credit exposures at August 31, 2024 and November 30, 2023 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure within the following tables.

August 2024 Form 10-Q	67

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023
AAA Range	$—	$—	$7.2	$15.1	$—	$—	$7.2	$15.1	$6,527.7	$5,919.7	$6,534.9	$5,934.8
AA Range	80.0	75.1	129.3	113.3	4.5	0.9	213.8	189.3	68.7	4.4	282.5	193.7
A Range	0.4	—	1,238.4	884.2	313.7	293.1	1,552.5	1,177.3	3,877.4	2,502.1	5,429.9	3,679.4
BBB Range	265.4	250.0	64.4	81.6	35.3	50.4	365.1	382.0	99.2	100.2	464.3	482.2
BB or Lower	38.5	38.0	27.8	16.1	157.1	65.6	223.4	119.7	0.5	—	223.9	119.7
Unrated	420.1	341.1	—	—	5.4	7.5	425.5	348.6	—	—	425.5	348.6
Total	$804.4	$704.2	$1,467.1	$1,110.3	$516.0	$417.5	$2,787.5	$2,232.0	$10,573.5	$8,526.4	$13,361.0	$10,758.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023
Asia-Pacific/Latin America/Other	$15.7	$15.8	$136.4	$57.8	$0.8	$3.2	$152.9	$76.8	$443.0	$378.2	$595.9	$455.0
Europe and the Middle East	0.4	—	632.1	482.1	91.2	92.6	723.7	574.7	171.2	43.3	894.9	618.0
North America	788.3	688.4	698.6	570.4	424.0	321.7	1,910.9	1,580.5	9,959.3	8,104.9	11,870.2	9,685.4
Total	$804.4	$704.2	$1,467.1	$1,110.3	$516.0	$417.5	$2,787.5	$2,232.0	$10,573.5	$8,526.4	$13,361.0	$10,758.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
$ in millions	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023	August 31, 2024	November 30, 2023
Asset Managers	$7.7	$7.4	$0.8	$0.8	$—	$—	$8.5	$8.2	$6,527.7	$5,919.7	$6,536.2	$5,927.9
Banks, Broker-Dealers	250.4	250.0	878.9	752.0	360.9	341.5	1,490.2	1,343.5	4,045.8	2,606.7	5,536.0	3,950.2
Commodities	—	—	—	—	—	10.2	—	10.2	—	—	—	10.2
Corporates	223.0	177.0	—	—	149.8	53.2	372.8	230.2	—	—	372.8	230.2
As Agent Banks	—	—	498.1	287.7	—	—	498.1	287.7	—	—	498.1	287.7
Other	323.3	269.8	89.3	69.8	5.3	12.6	417.9	352.2	—	—	417.9	352.2
Total	$804.4	$704.2	$1,467.1	$1,110.3	$516.0	$417.5	$2,787.5	$2,232.0	$10,573.5	$8,526.4	$13,361.0	$10,758.4

68	Jefferies Financial Group Inc.

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at August 31, 2024 and November 30, 2023 to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure:

	August 31, 2024
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$1,428.3	$(791.5)	$(253.7)	$0.4	$83.5	$79.2	$133.6	$546.2	$679.8
Canada	278.0	(344.9)	185.5	—	43.3	249.9	63.6	411.8	475.4
Spain	387.8	(313.9)	12.9	—	160.2	0.4	0.5	247.4	247.9
France	599.2	(460.3)	(110.3)	—	182.4	0.4	—	211.4	211.4
Netherlands	623.9	(597.1)	173.4	—	7.1	3.6	0.1	210.9	211.0
Germany	732.2	(558.4)	(100.8)	—	105.6	0.3	30.5	178.9	209.4
Hong Kong	44.2	(43.1)	(17.9)	—	3.1	—	194.1	(13.7)	180.4
India	57.0	(37.1)	—	—	—	—	134.9	19.9	154.8
Australia	555.5	(457.8)	(38.3)	—	26.3	—	42.1	85.7	127.8
Japan	2,389.5	(2,335.5)	(22.5)	—	65.2	—	30.1	96.7	126.8
Total	$7,095.6	$(5,939.6)	$(171.7)	$0.4	$676.7	$333.8	$629.5	$1,995.2	$2,624.7

	November 30, 2023
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
$ in millions	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
France	$649.7	$(428.0)	$(70.2)	$—	$183.6	$6.0	$—	$341.1	$341.1
Canada	216.5	(168.5)	2.1	—	83.0	191.6	1.7	324.7	326.4
United Kingdom	1,088.6	(621.6)	(244.8)	—	50.5	84.1	25.5	356.8	382.3
Italy	1,138.9	(840.1)	(75.0)	—	2.8	—	0.6	226.6	227.2
Hong Kong	26.6	(33.1)	(1.3)	—	4.9	3.0	188.1	0.1	188.2
Spain	553.0	(401.8)	(50.1)	—	51.1	—	0.5	152.2	152.7
Netherlands	334.9	(251.9)	53.6	—	13.0	0.7	0.5	150.3	150.8
Australia	423.1	(353.5)	(2.4)	—	11.2	—	37.7	78.4	116.1
Switzerland	275.5	(245.6)	18.3	—	63.8	—	0.6	112.0	112.6
China	715.9	(631.2)	7.7	—	—	—	—	92.4	92.4
Total	$5,422.7	$(3,975.3)	$(362.1)	$—	$463.9	$285.4	$255.2	$1,834.6	$2,089.8
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
Operational Risk events are mapped to Risk Categories used for the consistent classification of risk data to support root cause and trend analysis, which includes:
•Fraud and Theft
•Clients and Business Practices
•Market Conduct / Regulatory Compliance
•Business Disruption
•Technology
•Data Protection and Privacy
•Trading
•Transaction and Process Management
•People
•Cyber
•Vendor Risk

August 2024 Form 10-Q	69

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
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

70	Jefferies Financial Group Inc.

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
In July 2024, we commenced litigation against the former portfolio manager of 3ǀ5ǀ2 Capital ABS Master Fund LP (the “Fund”) and a variety of individuals and entities (collectively, the “defendants”), alleging that the defendants engaged in a longstanding Ponzi scheme resulting in the misappropriation of approximately $106 million from investors in the Fund and in certain related accounts, including a separately managed account held by the Company. To date, the Company has recognized a loss of $17.2 million. We anticipate that this litigation, which will not be resolved in the near term, will result in the recovery of losses but cannot, with any reliable accuracy, estimate how much we will be able to recover, or the outcome of this litigation, which may lead to additional proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) We did not have any unregistered sales of equity securities during the quarter ended August 31, 2024.
(c) Issuer Purchases of Equity Securities.
Purchases of our common shares during the three months ended August 31, 2024:

$ in thousands, except share and per share amounts	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2024 to June 30, 2024	—	$—	—	$250,000
July 1, 2024 to July 31, 2024	6,656	$49.87	—	$250,000
August 1, 2024 to August 31, 2024	—	$—	—	$250,000
Total	6,656	$49.87	—
(1)An aggregate 6,656 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased securities in connection with our share compensation plans which allow participants to satisfy certain tax liabilities arising from the vesting of restricted shares and the distribution of restricted share units with shares.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended August 31, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.
Item 6. Exhibits

Exhibit No.	Description
10.1
Jefferies Financial Group Inc. Equity Compensation Plan, as amended and restated on March 28, 2024, is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 29, 2024. * +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL).
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

+	Management/Employment Contract or Compensatory Plan or Arrangement.
*	Incorporated by reference.
**	Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

August 2024 Form 10-Q	71

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jefferies Financial Group Inc. (Registrant)

By:	/s/ Matt Larson
Matt Larson Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date:	October 9, 2024

72	Jefferies Financial Group Inc.